Form 10-Q
period 2016-06-30
GOLDMAN SACHS GROUP INC
filed 2016-08-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 22, 2016, there were 405,461,645 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

Goldman Sachs June 2016 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2016	2015	2016	2015
Revenues
Investment banking	$1,787	$2,019	$ 3,250	$ 3,924

Investment management	1,260	1,566	2,522	3,069

Commissions and fees	777	805	1,694	1,658

Market making	2,490	2,309	4,352	6,234

Other principal transactions	864	1,707	815	3,279
Total non-interest revenues	7,178	8,406	12,633	18,164

Interest income	2,530	2,150	4,878	4,185

Interest expense	1,776	1,487	3,241	2,663
Net interest income	754	663	1,637	1,522
Net revenues, including net interest income	7,932	9,069	14,270	19,686
Operating expenses
Compensation and benefits	3,331	3,809	5,993	8,268

Brokerage, clearing, exchange and distribution fees	625	647	1,316	1,285

Market development	112	147	234	286

Communications and technology	205	203	402	401

Depreciation and amortization	245	265	484	484

Occupancy	181	186	364	390

Professional fees	231	250	451	461

Other expenses	539	1,836	987	2,451
Total non-compensation expenses	2,138	3,534	4,238	5,758
Total operating expenses	5,469	7,343	10,231	14,026
Pre-tax earnings	2,463	1,726	4,039	5,660

Provision for taxes	641	678	1,082	1,768
Net earnings	1,822	1,048	2,957	3,892

Preferred stock dividends	188	132	123	228
Net earnings applicable to common shareholders	$1,634	$ 916	$ 2,834	$ 3,664
Earnings per common share
Basic	$ 3.77	$ 2.01	$ 6.47	$ 8.07

Diluted	3.72	1.98	6.39	7.93

Dividends declared per common share	$ 0.65	$ 0.65	$ 1.30	$ 1.25

Average common shares outstanding
Basic	431.9	451.4	436.2	452.3

Diluted	439.2	461.6	443.2	462.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Net earnings	$1,822	$1,048	$2,957	$3,892

Other comprehensive loss adjustments, net of tax:
Currency translation	(22)	(30)	(39)	(55)

Debt valuation adjustment	(50)	—	(62)	—

Pension and postretirement liabilities	(1)	(107)	(37)	(110)
Other comprehensive loss	(73)	(137)	(138)	(165)
Comprehensive income	$1,749	$ 911	$2,819	$3,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2016 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	June 2016	December 2015
Assets
Cash and cash equivalents	$103,293	$ 75,105

Cash and securities segregated for regulatory and other purposes (includes $45,397 and $38,504 at fair value as of June 2016 and December 2015, respectively)	64,620	56,838

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $105,915 and $119,450 at fair value as of June 2016 and December 2015, respectively)	107,175	120,905

Securities borrowed (includes $75,042 and $69,801 at fair value as of June 2016 and December 2015, respectively)	190,615	172,099

Receivables:
Brokers, dealers and clearing organizations	26,731	25,453

Customers and counterparties (includes $3,433 and $4,992 at fair value as of June 2016 and December 2015, respectively)	51,710	46,430

Loans receivable	48,212	45,407

Financial instruments owned, at fair value (includes $53,411 and $54,426 pledged as collateral as of June 2016 and December 2015, respectively)	279,992	293,940

Other assets	24,495	25,218
Total assets	$896,843	$861,395
Liabilities and shareholders’ equity
Deposits (includes $14,677 and $14,680 at fair value as of June 2016 and December 2015, respectively)	$123,708	$ 97,519

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	77,530	86,069

Securities loaned (includes $1,557 and $466 at fair value as of June 2016 and December 2015, respectively)	3,972	3,614

Other secured financings (includes $23,786 and $23,207 at fair value as of June 2016 and December 2015, respectively)	25,529	24,753

Payables:
Brokers, dealers and clearing organizations	8,256	5,406

Customers and counterparties	209,680	204,956

Financial instruments sold, but not yet purchased, at fair value	122,949	115,248

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,554 and $17,743 at fair value as of June 2016 and December 2015, respectively)	42,854	42,787

Unsecured long-term borrowings (includes $27,947 and $22,273 at fair value as of June 2016 and December 2015, respectively)	183,732	175,422

Other liabilities and accrued expenses (includes $653 and $1,253 at fair value as of June 2016 and December 2015, respectively)	12,119	18,893
Total liabilities	810,329	774,667

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,203 and $11,200 as of June 2016 and December 2015, respectively	11,203	11,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 872,169,241 and 863,976,731 shares issued as of June 2016 and December 2015, respectively, and 406,591,645 and 419,480,736 shares outstanding as of June 2016 and December 2015, respectively	9	9

Share-based awards	3,955	4,151

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	52,480	51,340

Retained earnings	85,339	83,386

Accumulated other comprehensive loss	(551)	(718)

Stock held in treasury, at cost, par value $0.01 per share; 465,577,598 and 444,495,997 shares as of June 2016 and December 2015, respectively	(65,921)	(62,640)
Total shareholders’ equity	86,514	86,728
Total liabilities and shareholders’ equity	$896,843	$861,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Six Months Ended June 2016	Year Ended December 2015
Preferred stock
Balance, beginning of year	$ 11,200	$ 9,200

Issued	675	2,000

Redeemed	(672)	—
Balance, end of period	11,203	11,200

Common stock
Balance, beginning of year	9	9

Issued	—	—
Balance, end of period	9	9

Share-based awards
Balance, beginning of year	4,151	3,766

Issuance and amortization of share-based awards	1,836	2,308

Delivery of common stock underlying share-based awards	(1,976)	(1,742)

Forfeiture of share-based awards	(50)	(72)

Exercise of share-based awards	(6)	(109)
Balance, end of period	3,955	4,151

Additional paid-in capital
Balance, beginning of year	51,340	50,049

Delivery of common stock underlying share-based awards	1,981	2,092

Cancellation of share-based awards in satisfaction of withholding tax requirements	(895)	(1,198)

Preferred stock issuance costs, net	(14)	(7)

Excess net tax benefit related to share-based awards	68	406

Cash settlement of share-based awards	—	(2)
Balance, end of period	52,480	51,340

Retained earnings
Balance, beginning of year, as previously reported	83,386	78,984

Reclassification of cumulative debt valuation adjustment, net of tax, to accumulated other comprehensive loss	(305)	—
Balance, beginning of year, adjusted	83,081	78,984

Net earnings	2,957	6,083

Dividends and dividend equivalents declared on common stock and share-based awards	(576)	(1,166)

Dividends declared on preferred stock	(284)	(515)

Preferred stock redemption discount	161	—
Balance, end of period	85,339	83,386

Accumulated other comprehensive loss
Balance, beginning of year, as previously reported	(718)	(743)

Reclassification of cumulative debt valuation adjustment, net of tax, from retained earnings	305	—
Balance, beginning of year, adjusted	(413)	(743)

Other comprehensive income/(loss)	(138)	25
Balance, end of period	(551)	(718)

Stock held in treasury, at cost
Balance, beginning of year	(62,640)	(58,468)

Repurchased	(3,294)	(4,195)

Reissued	19	32

Other	(6)	(9)
Balance, end of period	(65,921)	(62,640)
Total shareholders’ equity	$ 86,514	$ 86,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2016 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
$ in millions	2016	2015
Cash flows from operating activities
Net earnings	$ 2,957	$ 3,892

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	484	484

Share-based compensation	1,814	1,972

Gain related to extinguishment of junior subordinated debt	—	(34)

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(7,782)	16,376

Receivables and payables (excluding loans receivable), net	738	(7,825)

Collateralized transactions (excluding other secured financings), net	(12,967)	(11,818)

Financial instruments owned, at fair value	17,784	7,140

Financial instruments sold, but not yet purchased, at fair value	7,766	(7,779)

Other, net	(5,121)	(3,512)
Net cash provided by/(used for) operating activities	5,673	(1,104)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,242)	(698)

Proceeds from sales of property, leasehold improvements and equipment	282	49

Net cash acquired in/(used for) business acquisitions	15,882	(1,583)

Proceeds from sales of investments	818	275

Loans receivable, net	(2,925)	(9,459)
Net cash provided by/(used for) investing activities	12,815	(11,416)

Cash flows from financing activities
Unsecured short-term borrowings, net	839	(1,276)

Other secured financings (short-term), net	1,450	(1,117)

Proceeds from issuance of other secured financings (long-term)	1,995	7,376

Repayment of other secured financings (long-term), including the current portion	(3,849)	(5,247)

Purchase of APEX, senior guaranteed securities and trust preferred securities	(632)	(1)

Proceeds from issuance of unsecured long-term borrowings	25,965	27,073

Repayment of unsecured long-term borrowings, including the current portion	(22,612)	(17,256)

Derivative contracts with a financing element, net	27	(96)

Deposits, net	9,937	6,032

Common stock repurchased	(3,294)	(1,495)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(860)	(804)

Proceeds from issuance of preferred stock, net of issuance costs	655	1,993

Proceeds from issuance of common stock, including exercise of share-based awards	1	218

Excess tax benefit related to share-based awards	78	366

Cash settlement of share-based awards	—	(1)
Net cash provided by financing activities	9,700	15,765
Net increase in cash and cash equivalents	28,188	3,245

Cash and cash equivalents, beginning of year	75,105	57,600
Cash and cash equivalents, end of period	$103,293	$ 60,845

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.47 billion and $2.51 billion, and cash payments for income taxes, net of refunds, were $400 million and $1.91 billion during the six months ended June 2016 and June 2015, respectively.

Non-cash activities during the six months ended June 2016:

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and liabilities of approximately $200 million. See Note 3 for further information.

•

The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments. See Notes 13 and 17 for further information.

•	The firm exchanged $505 million of APEX for $666 million of Series E and Series F Preferred Stock. See Note 19 for further information.

•

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the six months ended June 2015:

•	The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests for $296 million of certain of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs June 2016 Form 10-Q

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

All references to June 2016, March 2016 and June 2015 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2016, March 31, 2016 and June 30, 2015, respectively. All references to December 2015 refer to the date December 31, 2015. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2016 Form 10-Q	7

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

8	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment Funds. The firm has formed numerous investment funds with third-party investors. These funds are typically organized as limited partnerships or limited liability companies for which the firm acts as general partner or manager. Generally, the firm does not hold a majority of the economic interests in these funds. These funds are usually voting interest entities and generally are not consolidated because third-party investors typically have rights to terminate the funds or to remove the firm as general partner or manager. Investments in these funds are generally measured at net asset value (NAV) and are included in “Financial instruments owned, at fair value.” See Notes 6, 18 and 22 for further information about investments in funds.

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

Goldman Sachs June 2016 Form 10-Q	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Assets

Transfers of assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of assets accounted for as sales, any gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred assets are initially recognized at fair value. For transfers of assets that are not accounted for as sales, the assets generally remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of assets accounted for as collateralized financings and Note 11 for further information about transfers of assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2016 and December 2015, “Cash and cash equivalents” included $6.28 billion and $6.47 billion, respectively, of cash and due from banks, and $97.01 billion and $68.64 billion, respectively, of interest-bearing deposits with banks.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2016 and December 2015.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of June 2016 and December 2015, the firm’s receivables from customers and counterparties included $4.03 billion and $2.35 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of June 2016 and December 2015, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2016 and December 2015. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2016 and December 2015. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

10	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Developments

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. ASU No. 2014-09, as amended by ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period under a modified retrospective approach or retrospectively to all periods presented. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

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

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 was effective for interim and annual reporting periods beginning after December 15, 2015 and was required to be adopted under a modified retrospective approach or retrospectively to all periods presented.

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

12	Goldman Sachs June 2016 Form 10-Q

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

Leases (ASC 842). In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that, at lease inception, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The ASU also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense in the statements of earnings. In addition, ASU No. 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period under a modified retrospective approach. Early adoption is permitted. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

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

Measurement of Credit Losses on Financial Instruments (ASC 326). In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period under a modified retrospective approach. Early adoption is permitted for periods beginning after December 15, 2018. The firm is still evaluating the effect of the ASU on its financial condition, results of operations, and cash flows.

Goldman Sachs June 2016 Form 10-Q	13

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

The table below presents the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of June 2016
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 1,825	$ —

U.S. government and federal agency obligations	42,233	13,076

Non-U.S. government and agency obligations	31,666	17,923

Loans and securities backed by:
Commercial real estate	4,202	1

Residential real estate	9,517	—

Bank loans and bridge loans	9,846	435

Corporate debt securities	19,136	6,608

State and municipal obligations	930	—

Other debt obligations	1,148	2

Equities and convertible debentures	82,020	33,680

Commodities	7,515	—

Investments in funds at NAV	7,008	—
Subtotal	217,046	71,725

Derivatives	62,946	51,224
Total	$279,992	$122,949

As of December 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,583	$ —

U.S. government and federal agency obligations	46,382	15,516

Non-U.S. government and agency obligations	31,772	14,973

Loans and securities backed by:
Commercial real estate	4,975	4

Residential real estate	13,183	2

Bank loans and bridge loans	12,164	461

Corporate debt securities	16,640	6,123

State and municipal obligations	992	2

Other debt obligations	1,595	2

Equities and convertible debentures	98,072	31,394

Commodities	3,935	—

Investments in funds at NAV	7,757	—
Subtotal	240,050	68,477

Derivatives	53,890	46,771
Total	$293,940	$115,248

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Product Type
Interest rates	$ (907)	$ 2,864	$ 270	$ 278

Credit	630	(12)	1,248	920

Currencies	1,618	(1,861)	710	1,791

Equities	861	1,041	1,552	2,703

Commodities	288	277	572	542
Market making	2,490	2,309	4,352	6,234
Other principal transactions	864	1,707	815	3,279
Total	$3,354	$ 4,016	$5,167	$9,513

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

14	Goldman Sachs June 2016 Form 10-Q

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

	As of
$ in millions	June 2016	March 2016	December 2015
Total level 1 financial assets	$ 129,627	$136,833	$153,051

Total level 2 financial assets	451,127	450,629	432,445

Total level 3 financial assets	24,732	24,462	24,046

Investments in funds at NAV	7,008	7,177	7,757

Counterparty and cash collateral netting	(102,715)	(95,400)	(90,612)
Total financial assets at fair value	$ 509,779	$523,701	$526,687
Total assets [1]	$ 896,843	$878,036	$861,395

Total level 3 financial assets as a:
Percentage of total assets	2.8%	2.8%	2.8%

Percentage of total financial assets at fair value	4.9%	4.7%	4.6%
Total level 1 financial liabilities	$ 62,841	$ 62,777	$ 59,798

Total level 2 financial liabilities	256,973	257,286	245,759

Total level 3 financial liabilities	19,335	19,683	16,812

Counterparty and cash collateral netting	(51,496)	(49,223)	(41,430)
Total financial liabilities at fair value	$ 287,653	$290,523	$280,939
Total level 3 financial liabilities as a percentage of total financial liabilities at fair value	6.7%	6.8%	6.0%

1.	Includes $872 billion, $854 billion and $836 billion as of June 2016, March 2016 and December 2015, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets. See Notes 6 through 8 for further information about level 3 financial assets.

	As of
$ in millions	June 2016	March 2016	December 2015
Cash instruments	$ 18,131	$ 18,469	$ 18,131

Derivatives	6,553	5,950	5,870

Other financial assets	48	43	45
Total	$ 24,732	$ 24,462	$ 24,046

Goldman Sachs June 2016 Form 10-Q	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 financial assets as of June 2016 increased compared with March 2016 and December 2015, primarily reflecting an increase in level 3 derivative assets. The increase in level 3 derivative assets was primarily attributable to transfers into level 3 of certain interest rate derivative assets. See Note 7 for further information about level 3 derivatives.

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government and agency obligations, mortgage-backed loans and securities, bank loans and bridge loans, corporate debt securities, equities and convertible debentures, investments in funds at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

16	Goldman Sachs June 2016 Form 10-Q

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

Other Cash Instruments. Other cash instruments consists of commercial paper, certificates of deposit, time deposits and other money market instruments; non-U.S. government and agency obligations; corporate debt securities; state and municipal obligations; and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices such as CDX and LCDX;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs June 2016 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy. In the tables below:

•	Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

	As of June 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 271	$ 1,554	$ —	$ 1,825

U.S. government and federal agency obligations	19,227	23,006	—	42,233

Non-U.S. government and agency obligations	24,245	7,360	61	31,666

Loans and securities backed by:
Commercial real estate	—	2,090	2,112	4,202

Residential real estate	—	8,217	1,300	9,517

Bank loans and bridge loans	—	6,935	2,911	9,846

Corporate debt securities	177	16,537	2,422	19,136

State and municipal obligations	—	838	92	930

Other debt obligations	—	620	528	1,148

Equities and convertible debentures	65,610	7,705	8,705	82,020

Commodities	—	7,515	—	7,515
Subtotal	$109,530	$82,377	$18,131	$210,038

Investments in funds at NAV				7,008
Total cash instrument assets				$217,046
Liabilities
U.S. government and federal agency obligations	$ (13,056)	$ (20)	$ —	$ (13,076)

Non-U.S. government and agency obligations	(16,346)	(1,577)	—	(17,923)

Loans and securities backed by commercial real estate	—	—	(1)	(1)

Bank loans and bridge loans	—	(365)	(70)	(435)

Corporate debt securities	(12)	(6,580)	(16)	(6,608)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(33,286)	(359)	(35)	(33,680)
Total cash instrument liabilities	$ (62,700)	$(8,902)	$ (123)	$ (71,725)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 625	$ 1,958	$ —	$ 2,583

U.S. government and federal agency obligations	24,844	21,538	—	46,382

Non-U.S. government and agency obligations	26,500	5,260	12	31,772

Loans and securities backed by:
Commercial real estate	—	3,051	1,924	4,975

Residential real estate	—	11,418	1,765	13,183

Bank loans and bridge loans	—	9,014	3,150	12,164

Corporate debt securities	218	14,330	2,092	16,640

State and municipal obligations	—	891	101	992

Other debt obligations	—	1,057	538	1,595

Equities and convertible debentures	81,252	8,271	8,549	98,072

Commodities	—	3,935	—	3,935
Subtotal	$133,439	$80,723	$18,131	$232,293

Investments in funds at NAV				7,757
Total cash instrument assets				$240,050
Liabilities
U.S. government and federal agency obligations	$ (15,455)	$ (61)	$ —	$ (15,516)

Non-U.S. government and agency obligations	(13,522)	(1,451)	—	(14,973)

Loans and securities backed by:
Commercial real estate	—	(4)	—	(4)

Residential real estate	—	(2)	—	(2)

Bank loans and bridge loans	—	(337)	(124)	(461)

Corporate debt securities	(2)	(6,119)	(2)	(6,123)

State and municipal obligations	—	(2)	—	(2)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(30,790)	(538)	(66)	(31,394)
Total cash instrument liabilities	$ (59,769)	$ (8,515)	$ (193)	$ (68,477)

In the tables above:

•

Total cash instrument assets include collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $432 million in level 2 and $760 million in level 3 as of June 2016, and $405 million in level 2 and $774 million in level 3 as of December 2015, respectively.

•

Level 3 equities and convertible debenture assets include $7.88 billion of private equity investments, $402 million of investments in real estate entities and $425 million of convertible debentures as of June 2016, and $7.69 billion of private equity investments, $308 million of investments in real estate entities and $552 million of convertible debentures as of December 2015.

18	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	June 2016	December 2015
Loans and securities backed by commercial real estate	$2,112	$1,924

Yield	2.2% to 31.3% (12.4%)	3.5% to 22.0% (11.8%)

Recovery rate	10.3% to 94.1% (54.4%)	19.6% to 96.5% (59.4%)

Duration (years)	0.3 to 6.4 (2.2)	0.3 to 5.3 (2.3)

Basis (points)	(8) to 4 ((2))	(11) to 4 ((2))
Loans and securities backed by residential real estate	$1,300	$1,765

Yield	1.3% to 15.0% (8.9%)	3.2% to 17.0% (7.9%)

Cumulative loss rate	8.1% to 50.4% (31.1%)	4.6% to 44.2% (27.3%)

Duration (years)	1.5 to 16.7 (7.2)	1.5 to 13.8 (7.0)
Bank loans and bridge loans	$2,911	$3,150

Yield	1.5% to 22.0% (9.1%)	1.9% to 36.6% (10.2%)

Recovery rate	6.7% to 85.0% (42.9%)	14.5% to 85.6% (51.2%)

Duration (years)	1.2 to 5.4 (2.8)	0.7 to 6.1 (2.2)
Equities and convertible debentures	$8,705	$8,549

Multiples	0.7x to 19.3x (6.2x)	0.7x to 21.4x (6.4x)

Discount rate/yield	6.5% to 30.0% (14.7%)	7.1% to 20.0% (14.8%)

Long-term growth rate/compound annual growth rate	3.0% to 5.0% (4.3%)	3.0% to 5.2% (4.5%)

Capitalization rate	5.0% to 12.0% (6.9%)	5.5% to 12.5% (7.6%)
Other cash instruments	$3,103	$2,743

Yield	1.3% to 27.5% (11.5%)	0.9% to 25.6% (10.9%)

Recovery rate	0.0% to 90.7% (67.9%)	0.0% to 70.0% (59.7%)

Duration (years)	0.6 to 17.4 (3.5)	1.1 to 11.4 (4.5)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

During the three and six months ended June 2016, transfers into level 2 from level 1 of cash instruments were $82 million and $162 million, respectively, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and six months ended June 2016, were $6 million and $195 million, respectively, reflecting transfers of public equity securities principally due to increased market activity in these instruments.

During the three and six months ended June 2015, transfers into level 2 from level 1 of cash instruments were $480 million and $500 million, respectively, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and six months ended June 2015, were $211 million and $126 million, respectively, reflecting transfers of public equity securities principally due to increased market activity in these instruments.

See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Goldman Sachs June 2016 Form 10-Q	19

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

•

For the three months ended June 2016, the net realized and unrealized gains on level 3 cash instrument assets of $207 million (reflecting $157 million of realized gains and $50 million of unrealized gains) include gains/(losses) of approximately $(83) million, $90 million and $200 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the six months ended June 2016, the net realized and unrealized gains on level 3 cash instrument assets of $223 million (reflecting $292 million of realized gains and $69 million of unrealized losses) include gains/(losses) of approximately $(195) million, $22 million and $396 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the three months ended June 2015, the net realized and unrealized gains on level 3 cash instrument assets of $1.54 billion (reflecting $330 million of realized gains and $1.21 billion of unrealized gains) include gains/(losses) of approximately $(26) million, $1.36 billion and $206 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the six months ended June 2015, the net realized and unrealized gains on level 3 cash instrument assets of $2.16 billion (reflecting $598 million of realized gains and $1.56 billion of unrealized gains) include gains of approximately $4 million, $1.80 billion and $358 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 cash instruments and the activity related to transfers into and out of level 3.

20	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended June 2016
Non-U.S. government and agency obligations	$ 58	$ —	$ 4	$ 4	$ (1)	$ (5)	$ 1	$ —	$ 61

Loans and securities backed by:
Commercial real estate	2,168	18	(38)	104	(100)	(175)	438	(303)	2,112

Residential real estate	1,434	12	19	56	(143)	(64)	85	(99)	1,300

Bank loans and bridge loans	3,189	31	(40)	132	(60)	(386)	226	(181)	2,911

Corporate debt securities	2,602	63	25	123	(114)	(215)	361	(423)	2,422

State and municipal obligations	86	—	1	7	(1)	—	15	(16)	92

Other debt obligations	458	7	(1)	28	(12)	(51)	99	—	528

Equities and convertible debentures	8,474	26	80	254	(49)	(118)	374	(336)	8,705
Total cash instrument assets	$18,469	$157	$ 50	$ 708	$ (480)	$(1,014)	$1,599	$(1,358)	$18,131
Total cash instrument liabilities	$ (138)	$ —	$ 17	$ 23	$ (24)	$ (5)	$ (1)	$ 5	$ (123)
Six Months Ended June 2016
Non-U.S. government and agency obligations	$ 12	$ (5)	$ 11	$ 20	$ (11)	$ (3)	$ 37	$ —	$ 61

Loans and securities backed by:
Commercial real estate	1,924	41	(55)	466	(207)	(286)	480	(251)	2,112

Residential real estate	1,765	18	67	141	(463)	(131)	106	(203)	1,300

Bank loans and bridge loans	3,150	66	(61)	298	(115)	(674)	494	(247)	2,911

Corporate debt securities	2,092	110	(11)	291	(120)	(244)	529	(225)	2,422

State and municipal obligations	101	1	1	18	(31)	(1)	24	(21)	92

Other debt obligations	538	14	(8)	156	(109)	(74)	11	—	528

Equities and convertible debentures	8,549	47	(13)	706	(113)	(350)	558	(679)	8,705
Total cash instrument assets	$18,131	$292	$ (69)	$2,096	$(1,169)	$(1,763)	$2,239	$(1,626)	$18,131
Total cash instrument liabilities	$ (193)	$ 2	$ 19	$ 69	$ (39)	$ (11)	$ (4)	$ 34	$ (123)
Three Months Ended June 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 10	$ —	$ —	$ 1	$ —	$ —	$ —	$ —	$ 11

Non-U.S. government and agency obligations	95	2	1	—	—	(9)	1	(69)	21

Loans and securities backed by:
Commercial real estate	2,763	43	65	81	(277)	(436)	103	(208)	2,134

Residential real estate	2,773	37	87	179	(248)	(71)	73	(113)	2,717

Bank loans and bridge loans	6,311	122	—	383	(394)	(430)	180	(795)	5,377

Corporate debt securities	2,766	29	(35)	387	(112)	(196)	164	(408)	2,595

State and municipal obligations	142	1	1	20	(13)	—	19	(27)	143

Other debt obligations	886	4	(4)	105	(67)	(6)	35	(213)	740

Equities and convertible debentures	11,489	92	1,098	251	(230)	(379)	584	(448)	12,457
Total cash instrument assets	$27,235	$330	$1,213	$1,407	$(1,341)	$(1,527)	$1,159	$(2,281)	$26,195
Total cash instrument liabilities	$ (162)	$ (1)	$ (8)	$ 34	$ (36)	$ (2)	$ (9)	$ 6	$ (178)
Six Months Ended June 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ —	$ —	$ —	$ —	$ (1)	$ —	$ 12	$ —	$ 11

Non-U.S. government and agency obligations	136	2	—	1	(18)	(26)	—	(74)	21

Loans and securities backed by:
Commercial real estate	3,275	65	67	214	(333)	(1,212)	335	(277)	2,134

Residential real estate	2,545	95	67	496	(498)	(177)	327	(138)	2,717

Bank loans and bridge loans	6,973	218	(92)	579	(668)	(1,258)	589	(964)	5,377

Corporate debt securities	3,633	62	(46)	484	(454)	(380)	309	(1,013)	2,595

State and municipal obligations	110	3	2	14	(1)	(1)	40	(24)	143

Other debt obligations	870	18	3	189	(109)	(63)	16	(184)	740

Equities and convertible debentures	11,108	135	1,560	486	(375)	(800)	725	(382)	12,457
Total cash instrument assets	$28,650	$598	$1,561	$2,463	$(2,457)	$(3,917)	$2,353	$(3,056)	$26,195
Total cash instrument liabilities	$ (244)	$ (2)	$ 13	$ 112	$ (46)	$ (2)	$ (46)	$ 37	$ (178)

Goldman Sachs June 2016 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2016. Transfers into level 3 during the three months ended June 2016 primarily reflected transfers of certain loans and securities backed by commercial real estate, private equity investments, corporate debt securities, and bank loans and bridge loans from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the three months ended June 2016 primarily reflected transfers of certain corporate debt securities, private equity investments and loans and securities backed by commercial real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

The net unrealized gain on level 3 cash instruments for the three months ended June 2016 was not material.

Six Months Ended June 2016. Transfers into level 3 during the six months ended June 2016 primarily reflected transfers of certain private equity investments, corporate debt securities, bank loans and bridge loans, and loans and securities backed by commercial real estate from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the six months ended June 2016 primarily reflected transfers of certain private equity investments, loans and securities backed by commercial real estate, bank loans and bridge loans, corporate debt securities and loans and securities backed by residential real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

The net unrealized loss on level 3 cash instruments for the six months ended June 2016 was not material.

Three Months Ended June 2015. The net unrealized gain on level 3 cash instruments of $1.21 billion (reflecting $1.21 billion of gains on cash instrument assets and $8 million of losses on cash instrument liabilities) for the three months ended June 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

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

Six Months Ended June 2015. The net unrealized gain on level 3 cash instruments of $1.57 billion (reflecting $1.56 billion on cash instrument assets and $13 million on cash instrument liabilities) for the six months ended June 2015 primarily reflected gains on private equity investments principally driven by strong corporate performance and company-specific events.

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

22	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments in Funds at Net Asset Value Per Share

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

The firm’s investments in funds at NAV primarily consist of investments in firm-sponsored private equity, credit, real estate and hedge funds where the firm co-invests with third-party investors.

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

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period through July 2017 for investments in, and relationships with, covered funds that were in place prior to December 2013. To the extent that the underlying investments of particular funds are not sold within the conformance period, the firm may be required to sell its interests in such funds. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions. In order to be compliant with the Volcker Rule, the firm will be required to reduce most of its interests in the funds in the table below by the end of the conformance period.

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2016
Private equity funds	$4,759	$1,414

Credit funds	574	232

Hedge funds	500	—

Real estate funds	1,175	285
Total	$7,008	$1,931
As of December 2015
Private equity funds	$5,414	$2,057

Credit funds	611	344

Hedge funds	560	—

Real estate funds	1,172	296
Total	$7,757	$2,697

Goldman Sachs June 2016 Form 10-Q	23

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

24	Goldman Sachs June 2016 Form 10-Q

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

•

Total gross fair value of derivatives includes derivative assets and derivative liabilities of $25.39 billion and $23.48 billion, respectively, as of June 2016, and derivative assets and derivative liabilities of $17.09 billion and $18.16 billion, respectively, as of December 2015, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

	As of June 2016			As of December 2015
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 431	$ 515	$ 4,682,953	$ 310	$ 280	$ 4,402,843

OTC-cleared	367,324	352,081	25,201,605	211,272	192,401	20,738,687

Bilateral OTC	469,235	441,535	12,388,202	345,516	321,458	12,953,830
Total interest rates	836,990	794,131	42,272,760	557,098	514,139	38,095,360
OTC-cleared	4,743	4,805	363,034	5,203	5,596	339,244

Bilateral OTC	28,201	24,140	1,375,556	35,679	31,179	1,552,806
Total credit	32,944	28,945	1,738,590	40,882	36,775	1,892,050
Exchange-traded	54	171	20,054	183	204	13,073

OTC-cleared	144	106	15,910	165	128	14,617

Bilateral OTC	119,953	116,122	5,955,704	96,660	99,235	5,461,940
Total currencies	120,151	116,399	5,991,668	97,008	99,567	5,489,630
Exchange-traded	5,203	4,918	285,925	2,997	3,623	203,465

OTC-cleared	154	203	2,871	232	233	2,839

Bilateral OTC	10,567	11,669	225,844	17,445	17,215	230,750
Total commodities	15,924	16,790	514,640	20,674	21,071	437,054
Exchange-traded	9,662	8,627	610,638	9,372	7,908	528,419

Bilateral OTC	39,012	39,656	961,250	37,788	38,290	927,078
Total equities	48,674	48,283	1,571,888	47,160	46,198	1,455,497
Subtotal	1,054,683	1,004,548	52,089,546	762,822	717,750	47,369,591
Derivatives accounted for as hedges
OTC-cleared	7,088	28	59,212	4,567	85	51,446

Bilateral OTC	5,755	21	45,885	6,660	20	62,022
Total interest rates	12,843	49	105,097	11,227	105	113,468
OTC-cleared	4	17	1,530	24	6	1,333

Bilateral OTC	167	142	8,139	116	27	8,615
Total currencies	171	159	9,669	140	33	9,948
Subtotal	13,014	208	114,766	11,367	138	123,416
Total gross fair value/notional amount of derivatives	$ 1,067,697	$1,004,756	$52,204,312	$ 774,189	$ 717,888	$47,493,007
Amounts that have been offset in the condensed consolidated statements of financial condition
Exchange-traded	$ (12,114)	$ (12,114)		$ (9,398)	$ (9,398)

OTC-cleared	(354,769)	(354,769)		(194,928)	(194,928)

Bilateral OTC	(536,941)	(536,941)		(426,841)	(426,841)
Total counterparty netting	(903,824)	(903,824)		(631,167)	(631,167)
OTC-cleared	(24,341)	(2,113)		(26,151)	(3,305)

Bilateral OTC	(76,586)	(47,595)		(62,981)	(36,645)
Total cash collateral netting	(100,927)	(49,708)		(89,132)	(39,950)
Total counterparty and cash collateral netting	$(1,004,751)	$ (953,532)		$(720,299)	$(671,117)
Amounts included in the condensed consolidated statements of financial condition
Exchange-traded	$ 3,236	$ 2,117		$ 3,464	$2,617

OTC-cleared	347	358		384	216

Bilateral OTC	59,363	48,749		50,042	43,938
Total amounts included in the condensed consolidated statements of financial condition	$ 62,946	$ 51,224		$ 53,890	$ 46,771
Amounts that have not been offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	$ (585)	$ (2,191)		$ (498)	$ (1,935)

Securities collateral received/posted	(17,820)	(15,427)		(14,008)	(10,044)
Total	$ 44,541	$ 33,606		$ 39,384	$ 34,792

Goldman Sachs June 2016 Form 10-Q	25

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

26	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting, included in the condensed consolidated statements of financial condition.

	As of June 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 13	$ 848,711	$ 1,109	$ 849,833

Credit	—	27,241	5,703	32,944

Currencies	—	120,071	251	120,322

Commodities	—	15,430	494	15,924

Equities	12	47,866	796	48,674
Gross fair value	25	1,059,319	8,353	1,067,697

Counterparty netting within levels	—	(900,236)	(1,800)	(902,036)
Subtotal	$ 25	$ 159,083	$ 6,553	$ 165,661

Cross-level counterparty netting				(1,788)

Cash collateral netting				(100,927)
Net fair value				$ 62,946
Liabilities
Interest rates	$(105)	$ (793,022)	$(1,053)	$ (794,180)

Credit	—	(26,184)	(2,761)	(28,945)

Currencies	—	(116,324)	(234)	(116,558)

Commodities	—	(16,074)	(716)	(16,790)

Equities	(36)	(47,088)	(1,159)	(48,283)
Gross fair value	(141)	(998,692)	(5,923)	(1,004,756)

Counterparty netting within levels	—	900,236	1,800	902,036
Subtotal	$(141)	$ (98,456)	$(4,123)	$ (102,720)

Cross-level counterparty netting				1,788

Cash collateral netting				49,708
Net fair value				$ (51,224)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 4	$ 567,761	$ 560	$ 568,325

Credit	—	34,832	6,050	40,882

Currencies	—	96,959	189	97,148

Commodities	—	20,087	587	20,674

Equities	46	46,491	623	47,160
Gross fair value	50	766,130	8,009	774,189

Counterparty netting within levels	—	(627,548)	(2,139)	(629,687)
Subtotal	$ 50	$ 138,582	$ 5,870	$ 144,502

Cross-level counterparty netting				(1,480)

Cash collateral netting				(89,132)
Net fair value				$ 53,890

Liabilities
Interest rates	$(11)	$(513,275)	$ (958)	$(514,244)

Credit	—	(33,518)	(3,257)	(36,775)

Currencies	—	(99,377)	(223)	(99,600)

Commodities	—	(20,222)	(849)	(21,071)

Equities	(18)	(43,953)	(2,227)	(46,198)
Gross fair value	(29)	(710,345)	(7,514)	(717,888)

Counterparty netting within levels	—	627,548	2,139	629,687
Subtotal	$(29)	$ (82,797)	$(5,375)	$ (88,201)

Cross-level counterparty netting				1,480

Cash collateral netting				39,950
Net fair value				$ (46,771)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in Counterparty netting within levels. Where the counterparty netting is across levels, the netting is reflected in Cross-level counterparty netting.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

28	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value the firm’s level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average / Median) as of
$ in millions	June 2016		December 2015
Interest Rates	$56		$(398)

Correlation	(10)% to 86% (56% / 60%	)	(25)% to 92% (53% / 55%	)

Volatility (bps per annum)	31 to 151 (84 / 57)		31 to 152 (84 / 57)
Credit	$2,942		$2,793

Correlation	37% to 99% (65% / 66%	)	46% to 99% (68% / 66%	)

Credit spreads (bps)	1 to 909 (135 / 88	) [1]	1 to 1,019 (129 / 86	) [1]

Upfront credit points	0 to 100 (40 / 36)		0 to 100 (41 / 40)

Recovery rates	22% to 73% (56% / 70%	)	2% to 97% (58% / 70%	)
Currencies	$17		$(34)

Correlation	25% to 70% (50% / 51%	)	25% to 70% (50% / 51%	)
Commodities	$(222)		$(262)

Volatility	12% to 79% (35% / 34%)		11% to 77% (35% / 34%)

Natural gas spread	$(1.67) to $4.26 ($(0.04) / $0.00)		$(1.32) to $4.15 ($(0.05) / $(0.01))

Oil spread	$(12.38) to $60.76 ($5.05 / $(2.19)	) [1]	$(10.64) to $65.29 ($3.34 / $(3.31)	) [1]
Equities	$(363)		$(1,604)

Correlation	(39)% to 90% (46% / 47%	)	(65)% to 94% (42% / 48%	)

Volatility	5% to 131% (27% / 24%	)	5% to 76% (24% / 23%	)

1.	The difference between the average and the median for these spread inputs indicates that the majority of the inputs fall in the lower end of the range.

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

•	Correlation within currencies and equities includes cross-product correlation.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

Goldman Sachs June 2016 Form 10-Q	29

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

•	Commodity prices and spreads. The ranges for commodity prices and spreads cover variability in products, maturities and delivery locations.

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

30	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•

For the three months ended June 2016, the net realized and unrealized gains on level 3 derivative assets and liabilities of $380 million (reflecting $60 million of realized losses and $440 million of unrealized gains) include gains/(losses) of $450 million and $(70) million reported in “Market making” and “Other principal transactions,” respectively.

•

For the six months ended June 2016, the net realized and unrealized gains on level 3 derivative assets and liabilities of $811 million (reflecting $136 million of realized losses and $947 million of unrealized gains) include gains/(losses) of $893 million and $(82) million reported in “Market making” and “Other principal transactions,” respectively.

•

For the three months ended June 2015, the net realized and unrealized losses on level 3 derivative assets and liabilities of $162 million (reflecting $35 million of realized gains and $197 million of unrealized losses) include gains/(losses) of $(168) million and $6 million reported in “Market making” and “Other principal transactions,” respectively.

•

For the six months ended June 2015, the net realized and unrealized gains on level 3 derivative assets and liabilities of $82 million (reflecting $178 million of realized gains and $96 million of unrealized losses) include gains/(losses) of $108 million and $(26) million reported in “Market making” and “Other principal transactions,” respectively.

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 derivative assets and liabilities and the activity related to transfers into and out of level 3.

	Level 3 Derivative Assets and Liabilities at Fair Value
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Three Months Ended June 2016
Interest rates — net	$ (383)	$ (6)	$ 98	$ —	$ —	$ (20)	$ 375	$ (8)	$ 56

Credit — net	2,821	(40)	5	14	(2)	49	78	17	2,942

Currencies — net	9	(7)	20	2	—	(14)	6	1	17

Commodities — net	(291)	14	141	23	(99)	21	(8)	(23)	(222)

Equities — net	(2,101)	(21)	176	71	(49)	1,551	(25)	35	(363)
Total derivatives — net	$ 55	$ (60)	$ 440	$110	$ (150)	$1,587	$ 426	$ 22	$ 2,430
Six Months Ended June 2016
Interest rates — net	$ (398)	$ (16)	$ 182	$ 2	$ (8)	$ 36	$ 288	$ (30)	$ 56

Credit — net	2,793	(59)	349	41	(39)	(150)	98	(91)	2,942

Currencies — net	(34)	(33)	9	11	(3)	56	2	9	17

Commodities — net	(262)	18	160	34	(123)	8	(10)	(47)	(222)

Equities — net	(1,604)	(46)	247	83	(76)	968	(19)	84	(363)
Total derivatives — net	$ 495	$(136)	$ 947	$171	$ (249)	$ 918	$ 359	$ (75)	$ 2,430
Three Months Ended June 2015
Interest rates — net	$ (36)	$ (10)	$ 17	$ 4	$ (4)	$ (14)	$ (45)	$ 10	$ (78)

Credit — net	3,589	16	(332)	39	(75)	(205)	(49)	(15)	2,968

Currencies — net	(182)	(12)	10	14	(12)	32	13	(12)	(149)

Commodities — net	(1,386)	21	136	4	(36)	18	(97)	1,286	(54)

Equities — net	(774)	20	(28)	44	(1,507)	184	(4)	(284)	(2,349)
Total derivatives — net	$ 1,211	$ 35	$(197)	$105	$(1,634)	$ 15	$(182)	$ 985	$ 338
Six Months Ended June 2015
Interest rates — net	$ (40)	$ 17	$ (4)	$ 4	$ (33)	$ 9	$ 15	$ (46)	$ (78)

Credit — net	3,530	134	3	97	(205)	(737)	261	(115)	2,968

Currencies — net	(267)	(51)	50	24	(17)	90	16	6	(149)

Commodities — net	(1,142)	29	55	27	(13)	(87)	(40)	1,117	(54)

Equities — net	(1,375)	49	(200)	80	(1,825)	872	(18)	68	(2,349)
Total derivatives — net	$ 706	$ 178	$ (96)	$232	$(2,093)	$ 147	$ 234	$1,030	$ 338

Goldman Sachs June 2016 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2016. The net unrealized gain on level 3 derivatives of $440 million for the three months ended June 2016 was primarily attributable to gains on certain equity derivatives reflecting the impact of changes in equity prices, and gains on certain commodity derivatives, reflecting the impact of an increase in commodity prices.

Transfers into level 3 derivatives during the three months ended June 2016 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of certain unobservable inputs used to value these derivatives.

Transfers out of level 3 derivatives during the three months ended June 2016 were not material.

Six Months Ended June 2016. The net unrealized gain on level 3 derivatives of $947 million for the six months ended June 2016 was primarily attributable to gains on certain credit derivatives, principally reflecting the impact of a decrease in interest rates, and gains on certain equity derivatives reflecting the impact of changes in equity prices.

Transfers into level 3 derivatives during the six months ended June 2016 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of certain unobservable inputs used to value these derivatives.

Transfers out of level 3 derivatives during the six months ended June 2016 were not material.

Three Months Ended June 2015. The net unrealized loss on level 3 derivatives of $197 million for the three months ended June 2015 was primarily attributable to losses on certain credit derivatives, principally reflecting the impact of an increase in interest rates and changes in foreign exchange rates, partially offset by gains on certain commodity derivatives, primarily reflecting the impact of an increase in commodity prices.

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

Six Months Ended June 2015. The net unrealized loss on level 3 derivatives of $96 million for the six months ended June 2015 reflected losses on certain equity derivatives, primarily due to an increase in equity prices.

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

32	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2016
Assets
Interest rates	$ 6,527	$26,846	$ 99,960	$ 133,333

Credit	2,280	3,504	6,084	11,868

Currencies	22,446	7,560	9,190	39,196

Commodities	3,925	2,080	207	6,212

Equities	4,041	7,572	1,680	13,293

Counterparty netting within tenors	(3,277)	(5,934)	(6,041)	(15,252)
Subtotal	$35,942	$41,628	$111,080	$ 188,650

Cross-tenor counterparty netting				(28,013)

Cash collateral netting				(100,927)
Total				$ 59,710
Liabilities
Interest rates	$ 8,471	$15,228	$ 53,896	$ 77,595

Credit	2,724	3,705	1,440	7,869

Currencies	17,887	8,510	8,919	35,316

Commodities	3,252	1,653	2,459	7,364

Equities	5,012	6,266	2,658	13,936

Counterparty netting within tenors	(3,277)	(5,934)	(6,041)	(15,252)
Subtotal	$34,069	$29,428	$ 63,331	$ 126,828

Cross-tenor counterparty netting				(28,013)

Cash collateral netting				(49,708)
Total				$ 49,107
As of December 2015
Assets
Interest rates	$ 4,231	$23,278	$ 81,401	$ 108,910

Credit	1,664	4,547	5,842	12,053

Currencies	14,646	8,936	6,353	29,935

Commodities	6,228	3,897	231	10,356

Equities	4,806	7,091	1,550	13,447

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$27,915	$41,998	$ 90,107	$ 160,020

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(89,132)
Total				$ 50,426
Liabilities
Interest rates	$ 5,323	$13,945	$ 35,592	$ 54,860

Credit	1,804	4,704	1,437	7,945

Currencies	12,378	9,940	10,048	32,366

Commodities	4,464	3,136	2,526	10,126

Equities	5,154	5,802	2,994	13,950

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$25,463	$31,776	$ 47,327	$ 104,566

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(39,950)
Total				$ 44,154

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•

Counterparty netting across product types within the same tenor category is included in Counterparty netting within tenors. Where the counterparty netting is across tenor categories, the netting is reflected in Cross-tenor counterparty netting.

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

Goldman Sachs June 2016 Form 10-Q	33

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

As of June 2016, written and purchased credit derivatives had total gross notional amounts of $849.74 billion and $888.95 billion, respectively, for total net notional purchased protection of $39.21 billion. As of December 2015, written and purchased credit derivatives had total gross notional amounts of $923.48 billion and $968.68 billion, respectively, for total net notional purchased protection of $45.20 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$254,009	$ 7,223	$ 1,680	$ 10,246	$273,158

1 – 5 years	456,234	29,716	15,634	15,317	516,901

Greater than 5 years	50,525	6,209	1,856	1,086	59,676
Total	$760,768	$43,148	$19,170	$ 26,649	$849,735
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$642,811	$34,286	$17,464	$ 23,175	$717,736

Other	152,939	11,442	3,336	3,501	171,218
Fair Value of Written Credit Derivatives
Asset	$ 13,976	$ 975	$ 220	$ 181	$ 15,352

Liability	3,474	1,520	1,422	8,392	14,808
Net asset/(liability)	$ 10,502	$ (545)	$ (1,202)	$ (8,211)	$ 544
As of December 2015
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$240,468	$ 2,859	$ 2,881	$ 10,533	$256,741

1 – 5 years	514,986	42,399	16,327	26,271	599,983

Greater than 5 years	57,054	6,481	1,567	1,651	66,753
Total	$812,508	$51,739	$20,775	$ 38,455	$923,477
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$722,436	$46,313	$19,556	$ 33,266	$821,571

Other	132,757	6,383	3,372	4,598	147,110
Fair Value of Written Credit Derivatives
Asset	$ 17,110	$ 924	$ 108	$ 190	$ 18,332

Liability	2,756	2,596	1,942	12,485	19,779
Net asset/(liability)	$ 14,354	$ (1,672)	$ (1,834)	$(12,295)	$ (1,447)

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

•

Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers and are included in Offsetting.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in Offsetting.

34	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(21) million and $78 million for the three months ended June 2016 and June 2015, respectively, and $111 million and $(21) million for the six months ended June 2016 and June 2015, respectively.

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

	As of
$ in millions	June 2016	December 2015
Fair value of assets	$ 591	$ 466

Fair value of liabilities	679	794
Net liability	$ 88	$ 328
Notional amount	$9,016	$7,869

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

	As of
$ in millions	June 2016	December 2015
Net derivative liabilities under bilateral agreements	$39,517	$29,836

Collateral posted	35,530	26,075

Additional collateral or termination payments:
One-notch downgrade	890	1,061

Two-notch downgrade	2,110	2,689

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

Goldman Sachs June 2016 Form 10-Q	35

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

The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges, the related hedged borrowings and deposits, and the hedge ineffectiveness on these derivatives, which primarily consists of amortization of prepaid credit spreads resulting from the passage of time.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Interest rate hedges	$ 859	$(2,465)	$ 2,849	$(1,523)

Hedged borrowings and deposits	(964)	2,140	(2,992)	1,090
Hedge ineffectiveness	$(105)	$ (325)	$ (143)	$ (433)

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Foreign currency forward contract hedges	$ 48	$(197)	$(308)	$247

Foreign currency-denominated debt hedges	(211)	29	(361)	31

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive loss were not material for the three and six months ended June 2016 or June 2015.

As of June 2016 and December 2015, the firm had designated $2.57 billion and $2.20 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

36	Goldman Sachs June 2016 Form 10-Q

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

•	Certain subordinated liabilities of consolidated VIEs.

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2016
Assets
Securities segregated for regulatory and other purposes	$20,072	$ 25,325	$ —	$ 45,397

Securities purchased under agreements to resell	—	105,915	—	105,915

Securities borrowed	—	75,042	—	75,042

Receivables from customers and counterparties	—	3,385	48	3,433
Total	$20,072	$ 209,667	$ 48	$ 229,787
Liabilities
Deposits	$ —	$ (11,741)	$ (2,936)	$ (14,677)

Securities sold under agreements to repurchase	—	(77,454)	(76)	(77,530)

Securities loaned	—	(1,557)	—	(1,557)

Other secured financings	—	(23,098)	(688)	(23,786)

Unsecured borrowings:
Short-term	—	(13,900)	(4,654)	(18,554)

Long-term	—	(21,321)	(6,626)	(27,947)

Other liabilities and accrued expenses	—	(544)	(109)	(653)
Total	$ —	$(149,615)	$(15,089)	$(164,704)
As of December 2015
Assets
Securities segregated for regulatory and other purposes	$19,562	$ 18,942	$ —	$ 38,504

Securities purchased under agreements to resell	—	119,450	—	119,450

Securities borrowed	—	69,801	—	69,801

Receivables from customers and counterparties	—	4,947	45	4,992
Total	$19,562	$ 213,140	$ 45	$ 232,747
Liabilities
Deposits	$ —	$ (12,465)	$ (2,215)	$ (14,680)

Securities sold under agreements to repurchase	—	(85,998)	(71)	(86,069)

Securities loaned	—	(466)	—	(466)

Other secured financings	—	(22,658)	(549)	(23,207)

Unsecured borrowings:
Short-term	—	(13,610)	(4,133)	(17,743)

Long-term	—	(18,049)	(4,224)	(22,273)

Other liabilities and accrued expenses	—	(1,201)	(52)	(1,253)
Total	$ —	$ (154,447)	$ (11,244)	$(165,691)

Goldman Sachs June 2016 Form 10-Q	37

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both June 2016 and December 2015, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both June 2016 and December 2015, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of June 2016:

•	Yield: 0.5% to 11.1% (weighted average: 2.9%)

•	Duration: 1.1 to 8.3 years (weighted average: 2.2 years)

As of December 2015:

•	Yield: 0.6% to 10.0% (weighted average: 2.7%)

•	Duration: 1.6 to 8.8 years (weighted average: 2.8 years)

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

38	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both June 2016 and December 2015, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and six months ended June 2016 and June 2015. The table below presents information about transfers between level 2 and level 3.

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

•

For the three months ended June 2016, the net realized and unrealized gains on level 3 other financial liabilities of $17 million (reflecting $59 million of realized losses and $76 million of unrealized gains) include gains/(losses) of approximately $24 million, $8 million and $(2) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $(13) million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

For the six months ended June 2016, the net realized and unrealized losses on level 3 other financial liabilities of $88 million (reflecting $52 million of realized losses and $36 million of unrealized losses) include gains/(losses) of approximately $(80) million, $5 million and $(5) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $(8) million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

For the three months ended June 2015, the net realized and unrealized losses on level 3 other financial liabilities of $216 million (reflecting $5 million of realized losses and $211 million of unrealized losses) include gains/(losses) of approximately $216 million, $(424) million and $(8) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

•

For the six months ended June 2015, the net realized and unrealized losses on level 3 other financial liabilities of $422 million (reflecting $25 million of realized losses and $397 million of unrealized losses) include gains/(losses) of approximately $215 million, $(621) million and $(16) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 other financial assets and liabilities and the activity related to transfers into and out of level 3.

Goldman Sachs June 2016 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended June 2016
Receivables from customers and counterparties	$ 43	$ 1	$ —	$ 5	$—	$ —	$ (1)	$ —	$ —	$ 48
Total other financial assets	$ 43	$ 1	$ —	$ 5	$—	$ —	$ (1)	$ —	$ —	$ 48
Deposits	$ (2,585)	$(12)	$(104)	$—	$—	$ (240)	$ 5	$ —	$ —	$ (2,936)

Securities sold under agreements to repurchase	(73)	—	(4)	—	—	—	1	—	—	(76)

Other secured financings	(829)	(3)	—	(2)	—	(119)	220	(19)	64	(688)

Unsecured short-term borrowings	(4,167)	(46)	132	—	—	(1,162)	802	(310)	97	(4,654)

Unsecured long-term borrowings	(5,923)	(1)	72	—	—	(1,621)	598	(77)	326	(6,626)

Other liabilities and accrued expenses	(73)	3	(20)	—	—	(19)	—	—	—	(109)
Total other financial liabilities	$(13,650)	$(59)	$ 76	$(2)	$—	$(3,161)	$1,626	$ (406)	$487	$(15,089)
Six Months Ended June 2016
Receivables from customers and counterparties	$ 45	$ 1	$ —	$ 5	$—	$ —	$ (3)	$ —	$ —	$ 48
Total other financial assets	$ 45	$ 1	$ —	$ 5	$—	$ —	$ (3)	$ —	$ —	$ 48

Deposits	$ (2,215)	$(14)	$(209)	$—	$—	$ (513)	$ 15	$ —	$ —	$ (2,936)

Securities sold under agreements to repurchase	(71)	—	(5)	—	—	—	—	—	—	(76)

Other secured financings	(549)	3	(33)	—	—	(344)	228	(67)	74	(688)

Unsecured short-term borrowings	(4,133)	(38)	125	—	—	(2,319)	2,253	(750)	208	(4,654)

Unsecured long-term borrowings	(4,224)	(8)	106	(2)	—	(3,515)	636	(212)	593	(6,626)

Other liabilities and accrued expenses	(52)	5	(20)	—	—	(42)	—	—	—	(109)
Total other financial liabilities	$(11,244)	$(52)	$ (36)	$(2)	$—	$(6,733)	$3,132	$(1,029)	$875	$(15,089)
Three Months Ended June 2015
Receivables from customers and counterparties	$ 38	$ —	$ —	$ 4	$—	$ —	$ —	$ —	$ —	$ 42
Total other financial assets	$ 38	$ —	$ —	$ 4	$—	$ —	$ —	$ —	$ —	$ 42
Deposits	$ (1,350)	$ (2)	$ 74	$—	$—	$ (404)	$ 2	$ —	$ —	$ (1,680)

Securities sold under agreements to repurchase	(83)	—	(1)	—	—	—	2	—	—	(82)

Other secured financings	(1,066)	(8)	(25)	—	—	(250)	55	(235)	50	(1,479)

Unsecured short-term borrowings	(4,009)	5	(78)	—	—	(1,503)	1,170	(189)	114	(4,490)

Unsecured long-term borrowings	(2,903)	(1)	95	—	—	(934)	157	(44)	168	(3,462)

Other liabilities and accrued expenses	(878)	1	(276)	—	—	(1)	9	—	—	(1,145)
Total other financial liabilities	$(10,289)	$ (5)	$(211)	$—	$—	$(3,092)	$1,395	$ (468)	$332	$(12,338)
Six Months Ended June 2015
Receivables from customers and counterparties	$ 56	$ 1	$ (4)	$ 4	$—	$ —	$ (22)	$ 7	$ —	$ 42
Total other financial assets	$ 56	$ 1	$ (4)	$ 4	$—	$ —	$ (22)	$ 7	$ —	$ 42
Deposits	$ (1,065)	$ (3)	$ 53	$—	$—	$ (703)	$ 38	$ —	$ —	$ (1,680)

Securities sold under agreements to repurchase	(124)	—	(1)	—	—	—	43	—	—	(82)

Other secured financings	(1,091)	(15)	20	—	—	(253)	227	(420)	53	(1,479)

Unsecured short-term borrowings	(3,712)	(5)	(167)	—	—	(1,936)	1,533	(564)	361	(4,490)

Unsecured long-term borrowings	(2,585)	(2)	137	—	—	(1,771)	633	(251)	377	(3,462)

Other liabilities and accrued expenses	(715)	—	(439)	—	—	(1)	10	—	—	(1,145)
Total other financial liabilities	$ (9,292)	$(25)	$(397)	$—	$—	$(4,664)	$2,484	$(1,235)	$791	$(12,338)

40	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2016. The net unrealized gain on level 3 other financial liabilities of $76 million for the three months ended June 2016 primarily consisted of gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to the impact of changes in foreign exchange rates, and certain hybrid financial instruments included in unsecured long-term borrowings, principally due to a decrease in certain equity prices, partially offset by losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.

Transfers into level 3 of other financial liabilities during the three months ended June 2016 primarily reflected transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the three months ended June 2016 primarily reflected transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings as these borrowings neared maturity, and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Six Months Ended June 2016. The net unrealized loss on level 3 other financial liabilities of $36 million for the six months ended June 2016 primarily consisted of losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets, partially offset by gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to the impact of changes in foreign exchange rates, and gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to a decrease in certain equity prices.

Transfers into level 3 of other financial liabilities during the six months ended June 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings from level 2, principally due to certain unobservable inputs becoming significant to the valuation of these instruments, transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to decreased transparency of certain correlation and volatility inputs used to value these instruments, and transfers from level 3 unsecured long-term borrowings to level 3 unsecured short-term borrowings, as these borrowings neared maturity.

Transfers out of level 3 of other financial liabilities during the six months ended June 2016 primarily reflected transfers to level 3 unsecured short-term borrowings from level 3 unsecured long-term borrowings, as these borrowings neared maturity, and transfers of level 3 unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Three Months Ended June 2015. The net unrealized loss on level 3 other financial liabilities of $211 million for the three months ended June 2015 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments.

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

Six Months Ended June 2015. The net unrealized loss on level 3 other financial assets and liabilities of $401 million (reflecting $4 million of losses on other financial assets and $397 million of losses on other financial liabilities) for the six months ended June 2015 primarily reflected losses on certain subordinated liabilities included in other liabilities and accrued expenses, principally due to changes in the market value of the related underlying investments, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in equity prices, partially offset by gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads and changes in interest and foreign exchange rates.

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

Goldman Sachs June 2016 Form 10-Q	41

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

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Unsecured short-term borrowings	$(139)	$(193)	$ 59	$(898)

Unsecured long-term borrowings	(167)	539	(589)	473

Other liabilities and accrued expenses	(59)	(275)	(87)	(439)

Other	(82)	162	(544)	(62)
Total	$(447)	$ 233	$(1,161)	$(926)

In the table above:

•

Gains/(losses) exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Unsecured short-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(137) million and $(216) million for the three months ended June 2016 and June 2015, respectively, and $68 million and $(911) million for the six months ended June 2016 and June 2015, respectively.

•

Unsecured long-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(110) million and $566 million for the three months ended June 2016 and June 2015, respectively, and $(448) million and $533 million for the six months ended June 2016 and June 2015, respectively.

•	Other liabilities and accrued expenses includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Substantially all of Other consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

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

	As of
$ in millions	June 2016	December 2015
Performing loans and long-term receivables
Aggregate contractual principal in excess of the related fair value	$1,016	$1,330

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of the related fair value (excluding loans carried at zero fair value and considered uncollectible)	8,924	9,600

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,329	2,391

As of June 2016 and December 2015, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $106 million and $211 million, respectively, and the related total contractual amount of these lending commitments was $8.50 billion and $14.01 billion, respectively. See Note 18 for further information about lending commitments.

42	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $573 million and $362 million as of June 2016 and December 2015, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $50 million and $1.12 billion as of June 2016 and December 2015, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $62 million and $295 million for the three months ended June 2016 and June 2015, respectively, and $113 million and $670 million for the six months ended June 2016 and June 2015, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads. The net DVA on such financial liabilities was a loss of $79 million ($50 million, net of tax) for the three months ended June 2016 and $103 million ($62 million, net of tax) for the six months ended June 2016, and was included in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income. The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three and six months ended June 2016.

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	June 2016	December 2015
Corporate loans	$23,010	$20,740

Loans to private wealth management clients	14,637	13,961

Loans backed by commercial real estate	4,928	5,271

Loans backed by residential real estate	3,054	2,316

Other loans	3,095	3,533
Total loans receivable, gross	48,724	45,821

Allowance for loan losses	(512)	(414)
Total loans receivable	$48,212	$45,407

As of June 2016 and December 2015, the fair value of loans receivable was $48.11 billion and $45.19 billion, respectively. As of June 2016, had these loans been carried at fair value and included in the fair value hierarchy, $24.58 billion and $23.53 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these loans been carried at fair value and included in the fair value hierarchy, $23.91 billion and $21.28 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of June 2016 and December 2015, such lending commitments were $88.70 billion and $93.92 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $302 million and $3.19 billion, respectively, as of June 2016, and $291 million and $3.32 billion, respectively, as of December 2015. As of June 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.36 billion and $1.83 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.35 billion and $1.97 billion would have been classified in level 2 and level 3, respectively.

Goldman Sachs June 2016 Form 10-Q	43

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

As of June 2016, the carrying value of PCI loans was $2.75 billion (including $1.03 billion, $1.70 billion and $23 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $6.61 billion and $386 million, respectively, as of June 2016. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during the three months ended June 2016 were $643 million, $740 million and $1.71 billion, and during the six months ended June 2016 were $857 million, $993 million and $2.24 billion, respectively. As of December 2015, the carrying value of PCI loans was $2.12 billion (including $1.16 billion, $941 million and $23 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $5.54 billion and $234 million, respectively, as of December 2015.

44	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Quality

The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. For loans receivable (excluding PCI loans), the firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry, and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies. Such loans are determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are generally placed on non-accrual status and all accrued but uncollected interest is reversed against interest income, and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. In certain circumstances, the firm may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings and typically include interest rate reductions, payment extensions, and modification of loan covenants. Loans modified in a troubled debt restructuring are considered impaired and are subject to specific loan-level reserves. As of June 2016 and December 2015, impaired loans receivable (excluding PCI loans) in non-accrual status were $469 million and $223 million, respectively. As of June 2016, such loans included $175 million of corporate loans that were modified in a troubled debt restructuring, and the firm had $222 million in lending commitments related to these loans. There were no such loans as of December 2015.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

The table below presents gross loans receivable (excluding PCI loans of $2.75 billion and $2.12 billion as of June 2016 and December 2015, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating. Non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of June 2016
Investment-grade	$20,090	$64,705	$ 84,795

Non-investment-grade	25,881	23,993	49,874
Total	$45,971	$88,698	$134,669
As of December 2015
Investment-grade	$19,459	$64,898	$ 84,357

Non-investment-grade	24,241	29,021	53,262
Total	$43,700	$93,919	$137,619
Regulatory Risk Rating
As of June 2016
Non-criticized/pass	$43,128	$85,940	$129,068

Criticized	2,843	2,758	5,601
Total	$45,971	$88,698	$134,669
As of December 2015
Non-criticized/pass	$40,967	$92,021	$132,988

Criticized	2,733	1,898	4,631
Total	$43,700	$93,919	$137,619

Goldman Sachs June 2016 Form 10-Q	45

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of June 2016 and December 2015, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses.” As of June 2016 and December 2015, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments. In the table below, Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

$ in millions	Six Months Ended June 2016	Year Ended December 2015
Allowance for loan losses
Balance, beginning of period	$414	$228

Charge-offs	(8)	(1)

Provision	130	187

Other	(24)	—
Balance, end of period	$512	$414
Allowance for losses on lending commitments
Balance, beginning of period	$188	$ 86

Provision	35	102

Other	(12)	—
Balance, end of period	$211	$188

The provision for losses on loans and lending commitments is included in “Other principal transactions.” As of June 2016 and December 2015, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments and were primarily determined at the portfolio level. The firm’s allowance for losses on PCI loans as of June 2016 was not material. There was no allowance for losses on PCI loans as of December 2015.

46	Goldman Sachs June 2016 Form 10-Q

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	June 2016	December 2015
Securities purchased under agreements to resell	$107,175	$120,905

Securities borrowed	190,615	172,099

Securities sold under agreements to repurchase	77,530	86,069

Securities loaned	3,972	3,614

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of June 2016 and December 2015, $75.04 billion and $69.80 billion of securities borrowed, and $1.56 billion and $466 million of securities loaned were at fair value, respectively.

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

Goldman Sachs June 2016 Form 10-Q	47

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2016 and December 2015.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the condensed consolidated statements of financial condition. The table below also presents the amounts not offset in the condensed consolidated statements of financial condition, including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2016
Included in the condensed consolidated statements of financial condition
Gross carrying value	$ 169,116	$ 195,893	$115,353	$ 8,043

Counterparty netting	(37,823)	(4,071)	(37,823)	(4,071)
Total	131,293	191,822	77,530	3,972
Amounts not offset
Counterparty netting	(8,171)	(2,020)	(8,171)	(2,020)

Collateral	(121,562)	(183,749)	(67,736)	(1,732)
Total	$ 1,560	$ 6,053	$ 1,623	$ 220
As of December 2015
Included in the condensed consolidated statements of financial condition
Gross carrying value	$ 163,199	$ 180,203	$114,960	$ 6,179

Counterparty netting	(28,891)	(2,565)	(28,891)	(2,565)
Total	134,308	177,638	86,069	3,614
Amounts not offset
Counterparty netting	(4,979)	(1,732)	(4,979)	(1,732)

Collateral	(125,561)	(167,061)	(78,958)	(1,721)
Total	$ 3,768	$ 8,845	$ 2,132	$ 161

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

As of June 2016 and December 2015, the firm had $24.12 billion and $13.40 billion, respectively, of securities received under resale agreements, and $1.21 billion and $5.54 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

48	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2016
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 531	$ —

U.S. government and federal agency obligations	51,700	—

Non-U.S. government and agency obligations	38,290	1,823

Securities backed by commercial real estate	40	—

Securities backed by residential real estate	769	—

Corporate debt securities	5,902	9

State and municipal obligations	389	—

Other debt obligations	3	—

Equities and convertible debentures	17,729	6,211
Total	$115,353	$8,043
As of December 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 806	$ —

U.S. government and federal agency obligations	54,856	101

Non-U.S. government and agency obligations	31,547	2,465

Securities backed by commercial real estate	269	—

Securities backed by residential real estate	2,059	—

Corporate debt securities	6,877	30

State and municipal obligations	609	—

Other debt obligations	101	—

Equities and convertible debentures	17,836	3,583
Total	$114,960	$6,179

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of June 2016
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 32,370	$3,936

2 - 30 days	34,887	2,635

31 - 90 days	15,104	500

91 days - 1 year	23,942	972

Greater than 1 year	9,050	—
Total	$115,353	$8,043

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of June 2016 and December 2015, nonrecourse other secured financings were $2.53 billion and $2.20 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of June 2016 and December 2015.

Goldman Sachs June 2016 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2016
Other secured financings (short-term):
At fair value	$11,592	$4,178	$15,770

At amortized cost	680	215	895

Weighted average interest rates	3.04%	2.36%

Other secured financings (long-term):
At fair value	5,249	2,767	8,016

At amortized cost	506	342	848

Weighted average interest rates	3.03%	1.84%
Total	$18,027	$7,502	$25,529
Other secured financings collateralized by:
Financial instruments	$17,102	$6,999	$24,101

Other assets	925	503	1,428
As of December 2015
Other secured financings (short-term):
At fair value	$ 7,952	$5,448	$13,400

At amortized cost	514	319	833

Weighted average interest rates	2.93%	3.83%

Other secured financings (long-term):
At fair value	6,702	3,105	9,807

At amortized cost	370	343	713

Weighted average interest rates	2.87%	1.54%
Total	$15,538	$9,215	$24,753
Other secured financings collateralized by:
Financial instruments	$14,862	$8,872	$23,734

Other assets	676	343	1,019

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

•

Total other secured financings includes $391 million and $334 million related to transfers of financial assets accounted for as financings rather than sales as of June 2016 and December 2015, respectively. Such financings were collateralized by financial assets of $391 million and $336 million as of June 2016 and December 2015, respectively, primarily included in “Financial instruments owned, at fair value.”

•

Other secured financings collateralized by financial instruments includes $15.30 billion and $14.98 billion of other secured financings collateralized by financial instruments owned, at fair value as of June 2016 and December 2015, respectively, and includes $8.80 billion and $8.76 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2016 and December 2015, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of June 2016
Other secured financings (short-term)	$16,665

Other secured financings (long-term):
2017	3,083

2018	3,057

2019	664

2020	1,151

2021	188

2022 - thereafter	721
Total other secured financings (long-term)	8,864
Total other secured financings	$25,529

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

50	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	June 2016	December 2015
Collateral available to be delivered or repledged	$674,652	$636,684

Collateral that was delivered or repledged	529,477	496,240

In the table above, as of June 2016 and December 2015, collateral available to be delivered or repledged excludes $24.12 billion and $13.40 billion, respectively, of securities received under resale agreements, and $1.21 billion and $5.54 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of
$ in millions	June 2016	December 2015
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 53,411	$ 54,426

Did not have the right to deliver or repledge	56,766	63,880

Other assets pledged to counterparties that:
Did not have the right to deliver or repledge	2,601	1,841

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

The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. These interests are primarily accounted for at fair value and are classified in level 2 of the fair value hierarchy. Beneficial interests and other interests not accounted for at fair value are carried at amounts that approximate fair value. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Residential mortgages	$6,826	$4,921	$7,395	$ 9,531

Commercial mortgages	750	4,130	926	5,380
Total	$7,576	$9,051	$8,321	$14,911
Cash flows on retained interests	$1,239	$ 66	$1,257	$ 117

Goldman Sachs June 2016 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2016
U.S. government agency-issued collateralized mortgage obligations	$33,604	$ 722	$ 24

Other residential mortgage-backed	3,477	876	47

Other commercial mortgage-backed	2,589	42	57

CDOs, CLOs and other	2,540	33	6
Total	$42,210	$1,673	$134
As of December 2015
U.S. government agency-issued collateralized mortgage obligations	$39,088	$ 846	$ 20

Other residential mortgage-backed	2,195	154	17

Other commercial mortgage-backed	6,842	115	28

CDOs, CLOs and other	2,732	44	7
Total	$50,857	$1,159	$ 72

In the table above:

•

The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement and is not representative of the firm’s risk of loss.

•	For retained or purchased interests, the firm’s risk of loss is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests as of June 2016 and December 2015 relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $1.67 billion and $1.16 billion as of June 2016 and December 2015, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $65 million and $92 million as of June 2016 and December 2015, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	June 2016	December 2015
Fair value of retained interests	$1,639	$ 1,115

Weighted average life (years)	4.9	7.5

Constant prepayment rate	9.4%	10.4%

Impact of 10% adverse change	$ (20)	$ (22)

Impact of 20% adverse change	(39)	(43)

Discount rate	4.4%	5.5%

Impact of 10% adverse change	$ (24)	$ (28)

Impact of 20% adverse change	(47)	(55)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $33 million and a weighted average life of 3.2 years as of June 2016, and a fair value of $44 million and a weighted average life of 3.5 years as of December 2015. Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2016 and December 2015. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $33 million and $44 million as of June 2016 and December 2015, respectively.

52	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	53

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

54	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonconsolidated VIEs

The table below presents information about nonconsolidated VIEs in which the firm holds variable interests.

	As of
$ in millions	June 2016	December 2015
Mortgage-backed [1]
Assets in VIEs	$48,259	$62,672

Carrying value of variable interests — assets	2,438	2,439

Maximum Exposure to Loss
Retained interests	1,640	1,115

Purchased interests	799	1,324

Commitments and guarantees	10	40

Derivatives	176	222
Total maximum exposure to loss	2,625	2,701
Corporate CDOs and CLOs
Assets in VIEs	5,535	6,493

Carrying value of variable interests — assets	658	624

Carrying value of variable interests — liabilities	42	29

Maximum Exposure to Loss
Retained interests	2	3

Purchased interests	91	106

Commitments and guarantees	319	647

Derivatives	1,893	2,633

Loans and investments	385	265
Total maximum exposure to loss	2,690	3,654
Real estate, credit-related and other investing
Assets in VIEs	10,101	9,793

Carrying value of variable interests — assets	3,577	3,557

Carrying value of variable interests — liabilities	1	3

Maximum Exposure to Loss
Commitments and guarantees	457	570

Loans and investments	3,577	3,557
Total maximum exposure to loss	4,034	4,127
Other asset-backed
Assets in VIEs	6,392	7,026

Carrying value of variable interests — assets	183	265

Carrying value of variable interests — liabilities	78	145

Maximum Exposure to Loss
Retained interests	31	41

Purchased interests	55	98

Commitments and guarantees	500	500

Derivatives	4,044	4,075

Loans and investments	5	—
Total maximum exposure to loss	4,635	4,714
Investments in funds and other
Assets in VIEs	14,151	4,161

Carrying value of variable interests — assets	866	286

Carrying value of variable interests — liabilities	2	—

Maximum Exposure to Loss
Commitments and guarantees	586	263

Derivatives	6	6

Loans and investments	866	286
Total maximum exposure to loss	1,458	555
Total nonconsolidated VIEs
Assets in VIEs	84,438	90,145

Carrying value of variable interests — assets	7,722	7,171

Carrying value of variable interests — liabilities	123	177

Maximum Exposure to Loss
Retained interests	1,673	1,159

Purchased interests	945	1,528

Commitments and guarantees [2]	1,872	2,020

Derivatives [2]	6,119	6,936

Loans and investments	4,833	4,108
Total maximum exposure to loss	$15,442	$15,751

1.

Assets in VIEs and maximum exposure to loss include $4.17 billion and $374 million, respectively, as of June 2016, and $4.08 billion and $502 million, respectively, as of December 2015, related to CDOs backed by mortgage obligations.

2.	Includes $1.48 billion and $1.52 billion as of June 2016 and December 2015, respectively, related to commitments and derivative transactions with VIEs to which the firm transferred assets.

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

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•

As of June 2016, substantially all assets related to Mortgage-backed VIEs were included in “Financial instruments owned, at fair value,” “Loans receivable” and “Receivables from customers and counterparties.” As of December 2015, all assets related to Mortgage-backed VIEs were included in “Financial instruments owned, at fair value;”

•

As of both June 2016 and December 2015, substantially all assets related to Corporate CDOs and CLOs VIEs, and Investments in funds and other were included in “Financial instruments owned, at fair value” and all liabilities related to Corporate CDOs and CLOs VIEs, and Investments in funds and other were included in “Financial instruments sold, but not yet purchased, at fair value;”

•

As of both June 2016 and December 2015, all assets related to Real estate, credit-related and other investing VIEs were included in “Financial instruments owned, at fair value,” “Receivables from customers and counterparties” and “Other assets,” and all liabilities related to Real estate, credit-related and other investing VIEs were included in “Financial instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses;” and

•

As of both June 2016 and December 2015, all assets related to Other asset-backed VIEs were included in “Financial instruments owned, at fair value” and “Receivables from customers and counterparties” and all liabilities related to Other asset-backed VIEs were included in “Financial instruments sold, but not yet purchased, at fair value.”

Goldman Sachs June 2016 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated VIEs

The table below presents the carrying amount and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	June 2016	December 2015
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 235	$ 374

Cash and securities segregated for regulatory and other purposes	52	49

Receivables from brokers, dealers and clearing organizations	—	1

Receivables from customers and counterparties	15	—

Loans receivable	1,495	1,534

Financial instruments owned, at fair value	1,904	1,585

Other assets	753	456
Total	4,454	3,999
Liabilities
Other secured financings	581	332

Payables to customers and counterparties	—	2

Financial instruments sold, but not yet purchased, at fair value	16	16

Other liabilities and accrued expenses	745	556
Total	1,342	906
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	327	572

Other assets	9	15
Total	336	587
Liabilities
Other secured financings	183	113

Payables to customers and counterparties	—	432
Total	183	545
Principal-protected notes
Assets
Financial instruments owned, at fair value	91	126
Total	91	126
Liabilities
Other secured financings	467	413

Unsecured short-term borrowings	380	416

Unsecured long-term borrowings	356	312
Total	1,203	1,141
Total consolidated VIEs
Assets
Cash and cash equivalents	235	374

Cash and securities segregated for regulatory and other purposes	52	49

Receivables from brokers, dealers and clearing organizations	—	1

Receivables from customers and counterparties	15	—

Loans receivable	1,495	1,534

Financial instruments owned, at fair value	2,322	2,283

Other assets	762	471
Total	4,881	4,712
Liabilities
Other secured financings	1,231	858

Payables to customers and counterparties	—	434

Financial instruments sold, but not yet purchased, at fair value	16	16

Unsecured short-term borrowings	380	416

Unsecured long-term borrowings	356	312

Other liabilities and accrued expenses	745	556
Total	$2,728	$2,592

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

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	June 2016	December 2015
Property, leasehold improvements and equipment	$10,751	$ 9,956

Goodwill and identifiable intangible assets	4,145	4,148

Income tax-related assets	5,755	5,548

Equity-method investments	224	258

Miscellaneous receivables and other	3,620	5,308
Total	$24,495	$25,218

In the table above:

•

Equity-method investments exclude investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.49 billion and $6.59 billion as of June 2016 and December 2015, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

•

The decrease in Miscellaneous receivables and other from December 2015 to June 2016 reflects the sale of assets previously classified as held for sale related to certain of the firm’s consolidated investments. Miscellaneous receivables and other includes $633 million and $581 million of investments in qualified affordable housing projects as of June 2016 and December 2015, respectively.

56	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $7.98 billion and $7.77 billion as of June 2016 and December 2015, respectively. Property, leasehold improvements and equipment included $6.03 billion and $5.93 billion as of June 2016 and December 2015, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of
$ in millions	June 2016	December 2015
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,404	2,402

Securities Services	105	105

Investing & Lending	2	2

Investment Management	608	598
Total	$3,669	$3,657

	Identifiable Intangible Assets as of
$ in millions	June 2016	December 2015
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 74	$ 92

Equities Client Execution	176	193

Investing & Lending	95	75

Investment Management	131	131
Total	$ 476	$ 491

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

There were no events or changes in circumstances during the six months ended June 2016 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of June 2016.

Goldman Sachs June 2016 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of
$ in millions	June 2016	Weighted Average Remaining Useful Lives (years)	December 2015
Customer lists
Gross carrying amount	$ 1,065		$ 1,072

Accumulated amortization	(804)		(777)
Net carrying amount	261	5	295

Commodities-related
Gross carrying amount	184		185

Accumulated amortization	(115)		(94)
Net carrying amount	69	7	91

Other
Gross carrying amount	329		264

Accumulated amortization	(183)		(159)
Net carrying amount	146	5	105

Total
Gross carrying amount	1,578		1,521

Accumulated amortization	(1,102)		(1,030)
Net carrying amount	$ 476	5	$ 491

In the table above:

•	The net carrying amount of commodities-related intangibles primarily includes transportation rights.

•	The net carrying amount of other intangibles primarily includes intangible assets related to acquired leases.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain customer lists and commodities-related intangibles.

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Amortization	$32	$27	$79	$70

$ in millions	As of June 2016
Estimated future amortization
Remainder of 2016	$ 67

2017	129

2018	108

2019	76

2020	25

2021	18

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

During the first half of 2016 and first half of 2015, impairments were not material to the firm’s results of operations or financial condition.

58	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2016
Private bank and online retail	$53,167	$ 3,250	$ 56,417

Brokered certificates of deposit	—	42,294	42,294

Deposit sweep programs	15,852	—	15,852

Institutional	1	9,144	9,145
Total	$69,020	$54,688	$123,708
As of December 2015
Private bank	$38,715	$ 2,354	$ 41,069

Brokered certificates of deposit	—	32,419	32,419

Deposit sweep programs	15,791	—	15,791

Institutional	1	8,239	8,240
Total	$54,507	$43,012	$ 97,519

In April 2016, following regulatory approvals, Goldman Sachs Bank USA (GS Bank USA) acquired GE Capital Bank’s online deposit platform and assumed $16.52 billion of deposits, consisting of $8.76 billion in online deposit accounts and certificates of deposit, and $7.76 billion in brokered certificates of deposit.

In the table above:

•	Substantially all of the firm’s deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits include $14.68 billion as of both June 2016 and December 2015, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value. These time deposits have a weighted average maturity of approximately three years as of both June 2016 and December 2015.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of June 2016 and December 2015 were approximately $74.13 billion and $55.48 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at GS Bank USA and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of
$ in millions	June 2016	December 2015
U.S. offices	$105,587	$81,920

Non-U.S. offices	18,121	15,599
Total	$123,708	$97,519

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2016
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2016	$ 7,638	$ 7,582	$15,220

2017	9,706	2,263	11,969

2018	6,024	67	6,091

2019	5,430	—	5,430

2020	4,213	—	4,213

2021	3,550	41	3,591

2022 - thereafter	7,995	179	8,174
Total	$44,556	$10,132	$54,688	[1]

1.	Includes $1.62 billion and $8.46 billion of deposits greater than $250,000 in U.S. and non-U.S. offices, respectively.

The firm’s savings and demand deposits were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a majority of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of June 2016 and December 2015. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2016 and December 2015.

Goldman Sachs June 2016 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	June 2016	December 2015
Other secured financings (short-term)	$16,665	$14,233

Unsecured short-term borrowings	42,854	42,787
Total	$59,519	$57,020

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2016 and December 2015.

The table below presents details about the firm’s unsecured short-term borrowings. The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

	As of
$ in millions	June 2016	December 2015
Current portion of unsecured long-term borrowings	$25,037	$25,373

Hybrid financial instruments	13,900	12,956

Commercial paper	—	208

Other short-term borrowings	3,917	4,250
Total	$42,854	$42,787
Weighted average interest rate	1.89%	1.52%

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	June 2016	December 2015
Other secured financings (long-term)	$ 8,864	$ 10,520

Unsecured long-term borrowings	183,732	175,422
Total	$192,596	$185,942

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings. Floating interest rates generally are based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2016
Fixed-rate obligations [1]	$ 93,341	$30,533	$123,874

Floating-rate obligations	35,177	24,681	59,858
Total	$128,518	$55,214	$183,732
As of December 2015
Fixed-rate obligations [1]	$ 92,190	$30,703	$122,893

Floating-rate obligations	33,543	18,986	52,529
Total	$125,733	$49,689	$175,422

1.

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.74%) and 1.60% to 10.04% (with a weighted average rate of 4.89%) as of June 2016 and December 2015, respectively. Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 3.33%) and 0.40% to 13.00% (with a weighted average rate of 3.81%) as of June 2016 and December 2015, respectively.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of June 2016
2017	$ 8,544

2018	25,880

2019	22,489

2020	18,970

2021	15,479

2022 - thereafter	92,370
Total	$183,732

60	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•

Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holders are excluded as they are included as unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

•

Total unsecured long-term borrowings includes $10.44 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $73 million in 2017, $563 million in 2018, $529 million in 2019, $553 million in 2020, $892 million in 2021, and $7.83 billion in 2022 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a majority of the amount of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2016 and December 2015. See Note 7 for further information about hedging activities. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a decrease of less than 1% and an increase of less than 1% in the carrying value of such borrowings as of June 2016 and December 2015, respectively. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2016 and December 2015.

The table below presents unsecured long-term borrowings, after giving effect to hedging activities that converted a majority of the amount of fixed-rate obligations to floating-rate obligations.

	As of
$ in millions	June 2016	December 2015
Fixed-rate obligations
At fair value	$ 27	$ 21

At amortized cost	61,885	55,017

Floating-rate obligations
At fair value	27,920	22,252

At amortized cost	93,900	98,132
Total	$183,732	$175,422

In the table above, the weighted average interest rates on the aggregate amounts were 2.80% (4.22% related to fixed-rate obligations and 1.85% related to floating-rate obligations) and 2.73% (4.33% related to fixed-rate obligations and 1.84% related to floating-rate obligations) as of June 2016 and December 2015, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both June 2016 and December 2015, subordinated debt had maturities ranging from 2017 to 2045. Subordinated debt that matures within one year of the financial statement date is included in “Unsecured short-term borrowings.”

The table below presents subordinated borrowings. The weighted average interest rates for these borrowings include the effect of fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

$ in millions	Par Amount	Carrying Amount	Rate
As of June 2016
Subordinated debt	$15,059	$18,206	4.19%

Junior subordinated debt	1,360	1,813	5.73%
Total subordinated borrowings	$16,419	$20,019	4.32%
As of December 2015
Subordinated debt	$18,004	$20,784	3.79%

Junior subordinated debt	1,359	1,817	5.77%
Total subordinated borrowings	$19,363	$22,601	3.93%

Goldman Sachs June 2016 Form 10-Q	61

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

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities issued by the 2012 Trusts, if the 2012 Trusts are unable to make scheduled distributions to the holders of the senior guaranteed trust securities, under the guarantee, Group Inc. would be obligated to make those payments. As such, junior subordinated debt held by the 2012 Trusts for the benefit of investors, included in “Unsecured short-term borrowings,” is not classified as subordinated borrowings.

The APEX Trusts and the 2012 Trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts or shares of Group Inc.’s Series E or Series F Preferred Stock prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities. During the first quarter of 2016, the firm exchanged a par amount of $672 million of APEX issued by the APEX Trusts for a corresponding redemption value of the Series E and Series F Preferred Stock, which was permitted under the covenants referenced above. In July 2016, the firm launched a tender offer for an additional $650 million of its APEX issued by the APEX Trusts, which is expected to close in August 2016.

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

62	Goldman Sachs June 2016 Form 10-Q

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	June 2016	December 2015
Compensation and benefits	$ 5,152	$ 8,149

Noncontrolling interests	400	459

Income tax-related liabilities	1,453	1,280

Employee interests in consolidated funds	102	149

Subordinated liabilities of consolidated VIEs	564	501

Accrued expenses and other [1]	4,448	8,355
Total	$12,119	$18,893

1.

The decrease from December 2015 to June 2016 reflects payments related to the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, as well as the sale of liabilities previously classified as held for sale related to certain of the firm’s consolidated investments.

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	June 2016	December 2015
Commitments to extend credit
Commercial lending:
Investment-grade	$ 69,332	$ 72,428

Non-investment-grade	31,124	41,277

Warehouse financing	3,369	3,453
Total commitments to extend credit	103,825	117,158

Contingent and forward starting resale and securities borrowing agreements	59,231	28,874

Forward starting repurchase and secured lending agreements	13,379	5,878

Letters of credit	345	249

Investment commitments	4,382	6,054

Other	5,269	6,944
Total commitments	$186,431	$165,157

The table below presents the firm’s commitments by period of expiration.

	As of June 2016
$ in millions	Remainder of 2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$ 6,330	$16,892	$29,604	$16,506

Non-investment-grade	1,687	7,640	14,592	7,205

Warehouse financing	193	1,140	460	1,576
Total commitments to extend credit	8,210	25,672	44,656	25,287

Contingent and forward starting resale and securities borrowing agreements	59,215	16	—	—

Forward starting repurchase and secured lending agreements	13,379	—	—	—

Letters of credit	107	231	3	4

Investment commitments	1,072	2,106	46	1,158

Other	4,847	307	65	50
Total commitments	$86,830	$28,332	$44,770	$26,499

Goldman Sachs June 2016 Form 10-Q	63

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

As of June 2016 and December 2015, $88.70 billion and $93.92 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of June 2016 and December 2015, $6.31 billion and $9.92 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $27.23 billion and $27.03 billion as of June 2016 and December 2015, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both June 2016 and December 2015. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments include $2.08 billion and $2.86 billion as of June 2016 and December 2015, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

64	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of June 2016
Remainder of 2016	$ 163

2017	320

2018	306

2019	262

2020	232

2021	185

2022 - thereafter	1,074
Total	$2,542

Rent charged to operating expense was $60 million and $63 million for the three months ended June 2016 and June 2015, respectively, and $122 million and $127 million for the six months ended June 2016 and June 2015, respectively.

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

Other Contingencies. In connection with the sale of Metro International Trade Services (Metro), the firm agreed to provide indemnities to the buyer, which primarily relate to fundamental representations and warranties, and potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm will provide consumer relief in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks. See Note 27 to the consolidated financial statements included in the 2015 Form 10-K for further information about this settlement agreement.

Goldman Sachs June 2016 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of June 2016
Carrying Value of Net Liability	$ 11,033	$ —	$ 68
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2016	$379,215	$28,841	$ 264

2017 - 2018	281,606	—	1,161

2019 - 2020	102,170	—	1,185

2021 - thereafter	71,518	—	313
Total	$834,509	$28,841	$2,923
As of December 2015
Carrying Value of Net Liability	$ 8,351	$ —	$ 76
Maximum Payout/Notional Amount by Period of Expiration
2016	$640,288	$31,902	$ 611

2017 - 2018	168,784	—	1,402

2019 - 2020	67,643	—	1,772

2021 - thereafter	49,728	—	676
Total	$926,443	$31,902	$4,461

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $29.73 billion and $32.85 billion as of June 2016 and December 2015, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

66	Goldman Sachs June 2016 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2016 and December 2015.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2016 and December 2015.

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

Goldman Sachs June 2016 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

On July 18, 2016, the Board of Directors of Group Inc. (Board) declared a dividend of $0.65 per common share to be paid on September 29, 2016 to common shareholders of record on September 1, 2016.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	June 2016
in millions, except per share amounts	Three Months Ended	Six Months Ended
Common share repurchases	11.1	21.2

Average cost per share	$156.60	$155.58

Total cost of common share repurchases	$ 1,744	$ 3,294

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the six months ended June 2016, 49,353 shares were remitted with a total value of $7 million, and the firm cancelled 5.8 million of RSUs with a total value of $879 million and 334,289 stock options with a total value of $53 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of June 2016.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	12,528	12,528	N/A

F	5,000	3,254	3,254	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M	80,000	80,000	80,000	25

N 1	31,050	27,000	27,000	1,000
Total	483,250	400,782	400,780

1.	In February 2016, Group Inc. issued 27,000 shares of Series N perpetual 6.30% Non-Cumulative Preferred Stock (Series N Preferred Stock).

Series	Liquidation Preference	Redemption Value ($ in millions)
A	$ 25,000	$ 750

B	25,000	800

C	25,000	200

D	25,000	1,350

E	100,000	1,253

F	100,000	325

I	25,000	850

J	25,000	1,000

K	25,000	700

L	25,000	1,300

M	25,000	2,000

N	25,000	675
Total		$11,203

In the tables above:

•	Each share of non-cumulative Series A, Series B, Series C and Series D Preferred Stock issued and outstanding is redeemable at the firm’s option.

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

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2017.

68	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2019.

•	Each share of non-cumulative Series M Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2020.

•	Each share of non-cumulative Series N Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2021.

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The redemption price per share for Series A through F Preferred Stock is the liquidation preference plus declared and unpaid dividends.

•	The redemption price per share for Series I through N Preferred Stock is the liquidation preference plus accrued and unpaid dividends.

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

During the first quarter of 2016, the firm delivered a par amount of $672 million (fair value of $505 million) of APEX to the APEX Trusts in exchange for 4,972 shares of Series E Preferred Stock and 1,746 shares of Series F Preferred Stock for a total redemption value of $672 million (net carrying value of $666 million). Following the exchange, shares of Series E and Series F Preferred Stock were cancelled. The difference of $161 million between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was recorded in “Preferred stock dividends,” along with preferred dividends declared on the firm’s preferred stock. In July 2016, the firm launched a tender offer for an additional $650 million of its APEX issued by the APEX Trusts, which is expected to close in August 2016. See Note 16 for further information about APEX.

In July 2016, Group Inc. authorized and issued 26,000 shares of Series O perpetual 5.30% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series O Preferred Stock). Each share of Series O Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 25 depositary shares and is redeemable at the firm’s option beginning November 10, 2026 at a redemption price equal to $25,000 plus accrued and unpaid dividends, for a total redemption value of $650 million. Dividends on Series O Preferred Stock, if declared, are payable semiannually at 5.30% per annum from the issuance date to, but excluding, November 10, 2026, and thereafter quarterly at three-month LIBOR plus 3.834% per annum.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of June 2016.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

Goldman Sachs June 2016 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present preferred dividends declared on the firm’s preferred stock.

	Three Months Ended June
	2016		2015
Series	per share	$ in millions	per share	$ in millions
A	$ 234.38	$ 7	$ 234.38	$ 7

B	387.50	13	387.50	13

C	250.00	2	250.00	2

D	250.00	13	250.00	13

E	1,022.22	13	1,011.11	17

F	1,022.22	3	1,011.11	5

I	371.88	12	371.88	13

J	343.75	14	343.75	14

K	398.44	11	398.44	11

L	712.50	37	712.50	37

M	671.88	54	—	—

N	336.88	9	—	—
Total		$188		$132

	Six Months Ended June
	2016		2015
Series	per share	$ in millions	per share	$ in millions
A	$ 473.96	$ 14	$ 473.96	$ 14

B	775.00	25	775.00	25

C	505.56	4	505.56	4

D	505.56	27	505.56	27

E	2,033.33	31	2,022.22	35

F	2,033.33	8	2,022.22	10

I	743.76	25	743.76	26

J	687.50	28	687.50	28

K	796.88	22	796.88	22

L	712.50	37	712.50	37

M	671.88	54	—	—

N	336.88	9	—	—
Total		$284		$228

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

$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
As of June 2016
Currency translation	$(587)	$ (39)	$(626)

Debt valuation adjustment	305	(62)	243

Pension and postretirement liabilities	(131)	(37)	(168)
Accumulated other comprehensive loss, net of tax	$(413)	$(138)	$(551)
As of December 2015
Currency translation	$(473)	$(114)	$(587)

Pension and postretirement liabilities	(270)	139	(131)
Accumulated other comprehensive income/(loss), net of tax	$(743)	$ 25	$(718)

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

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of June 2016 and December 2015. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

70	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of
	June 2016	December 2015
CET1 ratio	5.875%	4.5%

Tier 1 capital ratio	7.375%	6.0%

Total capital ratio	9.375%	8.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum ratios as of June 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent, each described below.

•	In order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, the firm must meet a higher required minimum Total capital ratio of 10.0%.

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

The Revised Capital Framework also provides for a counter-cyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract excessive credit growth. As of June 2016 the Federal Reserve Board has set the firm’s counter-cyclical capital buffer at 0%.

Failure to meet the capital levels inclusive of the buffers could result in limitations on the firm’s ability to distribute capital, including share repurchases and dividend payments, and to make certain discretionary compensation payments.

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

•	RWAs for market risk in accordance with the Standardized Capital Rules and the Basel III Advanced Rules are generally consistent; and

•	RWAs for operational risk are not required by the Standardized Capital Rules, whereas the Basel III Advanced Rules do include such a requirement.

Goldman Sachs June 2016 Form 10-Q	71

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

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during the six months ended June 2016, but did not exceed its 99% one-day regulatory VaR during the year ended December 2015. There was no change in the VaR multiplier used to calculate Market RWAs;

72	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Stressed VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, during a period of significant market stress;

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon;

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions; and

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of June 2016 and December 2015, and therefore such lower ratios applied to the firm as of these dates.

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	June 2016	December 2015
Standardized
Common shareholders’ equity	$ 75,311	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,903)	(2,814)

Deductions for investments in nonconsolidated financial institutions	(786)	(864)

Other adjustments	(694)	(487)
Common Equity Tier 1	70,928	71,363
Preferred stock	11,203	11,200

Junior subordinated debt issued to trusts	—	330

Deduction for investments in covered funds	(456)	(413)

Other adjustments	(581)	(969)
Tier 1 capital	$ 81,094	$ 81,511
Standardized Tier 2 and Total capital
Tier 1 capital	$ 81,094	$ 81,511

Qualifying subordinated debt	14,707	15,132

Junior subordinated debt issued to trusts	792	990

Allowance for losses on loans and lending commitments	724	602

Other adjustments	(26)	(19)
Standardized Tier 2 capital	16,197	16,705
Standardized Total capital	$ 97,291	$ 98,216
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 81,094	$ 81,511

Standardized Tier 2 capital	16,197	16,705

Allowance for losses on loans and lending commitments	(724)	(602)
Basel III Advanced Tier 2 capital	15,473	16,103
Basel III Advanced Total capital	$ 96,567	$ 97,614
RWAs
Standardized	$519,009	$524,107

Basel III Advanced	579,241	577,651
CET1 ratio
Standardized	13.7%	13.6%

Basel III Advanced	12.2%	12.4%
Tier 1 capital ratio
Standardized	15.6%	15.6%

Basel III Advanced	14.0%	14.1%
Total capital ratio
Standardized	18.7%	18.7%

Basel III Advanced	16.7%	16.9%
Tier 1 leverage ratio	9.1%	9.3%

Goldman Sachs June 2016 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.67 billion and $3.66 billion as of June 2016 and December 2015, respectively, and identifiable intangible assets of $286 million (60% of $476 million) and $196 million (40% of $491 million) as of June 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.05 billion and $1.04 billion as of June 2016 and December 2015, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2016 and December 2015, CET1 reflects 60% and 40% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

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

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2016 and December 2015, CET1 reflects 60% and 40% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

•

As of June 2016, junior subordinated debt issued to trusts is fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. As of December 2015, junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%). Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital for the six months ended June 2016 and year ended December 2015.

	Six Months Ended June 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Decrease in common shareholders’ equity	(217)	(217)

Increase/(decrease) in deductions for:
Transitional provisions	(839)	(839)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	(13)	(13)

Investments in nonconsolidated financial institutions	533	533

Change in other adjustments	101	101
Ending balance	$70,928	$70,928
Tier 1 capital
Beginning balance	$81,511	$81,511

Increase/(decrease) in deductions for:
Transitional provisions	(559)	(559)

Investments in covered funds	(43)	(43)

Other net increase in CET1	404	404

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Increase in preferred stock	3	3

Change in other adjustments	108	108
Ending balance	81,094	81,094
Tier 2 capital
Beginning balance	16,705	16,103

Decrease in qualifying subordinated debt	(425)	(425)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	122	—

Change in other adjustments	(7)	(7)
Ending balance	16,197	15,473
Total capital	$97,291	$96,567

74	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year Ended December 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Increase in common shareholders’ equity	1,931	1,931

Increase/(decrease) in deductions for:
Transitional provisions	(1,368)	(1,368)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	75	75

Investments in nonconsolidated financial institutions	1,059	1,059

Change in other adjustments	(164)	(164)
Ending balance	$71,363	$71,363
Tier 1 capital
Beginning balance	$78,433	$78,433

Increase/(decrease) in deductions for:
Transitional provisions	(1,073)	(1,073)

Investments in covered funds	(413)	(413)

Other net increase in CET1	2,901	2,901

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Increase in preferred stock	2,000	2,000

Change in other adjustments	(7)	(7)
Ending balance	81,511	81,511
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions due to transitional provisions	(53)	(53)

Increase in qualifying subordinated debt	3,238	3,238

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	286	—

Change in other adjustments	43	43
Ending balance	16,705	16,103
Total capital	$98,216	$97,614

The increased deductions due to transitional provisions in the tables above represent the increased phase-in of deductions from 40% to 60% (effective January 1, 2016) for the six months ended June 2016 and from 20% to 40% (effective January 1, 2015) for the year ended December 2015.

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	June 2016	December 2015
Credit RWAs
Derivatives	$139,857	$136,841

Commitments, guarantees and loans	108,174	111,391

Securities financing transactions	75,527	71,392

Equity investments	36,566	37,687

Other	62,787	62,807
Total Credit RWAs	422,911	420,118
Market RWAs
Regulatory VaR	9,750	12,000

Stressed VaR	23,000	21,738

Incremental risk	8,913	9,513

Comprehensive risk	6,298	5,725

Specific risk	48,137	55,013
Total Market RWAs	96,098	103,989
Total RWAs	$519,009	$524,107

	Basel III Advanced Rules as of
$ in millions	June 2016	December 2015
Credit RWAs
Derivatives	$128,088	$113,671

Commitments, guarantees and loans	107,044	114,523

Securities financing transactions	16,258	14,901

Equity investments	39,151	40,110

Other	63,400	60,877
Total Credit RWAs	353,941	344,082
Market RWAs
Regulatory VaR	9,750	12,000

Stressed VaR	23,000	21,738

Incremental risk	8,913	9,513

Comprehensive risk	5,475	4,717

Specific risk	48,162	55,013
Total Market RWAs	95,300	102,981
Total Operational RWAs	130,000	130,588
Total RWAs	$579,241	$577,651

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, other assets, and cash and cash equivalents.

Goldman Sachs June 2016 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the six months ended June 2016. The increased deductions due to transitional provisions represent the increased phase-in of deductions from 40% to 60%, effective January 1, 2016.

	Six Months Ended June 2016
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$524,107	$577,651

Credit RWAs
Increased deductions due to transitional provisions	(531)	(531)

Increase/(decrease) in:
Derivatives	3,016	14,417

Commitments, guarantees and loans	(3,217)	(7,479)

Securities financing transactions	4,135	1,357

Equity investments	(666)	(504)

Change in other	56	2,599
Change in Credit RWAs	2,793	9,859
Market RWAs
Increase/(decrease) in:
Regulatory VaR	(2,250)	(2,250)

Stressed VaR	1,262	1,262

Incremental risk	(600)	(600)

Comprehensive risk	573	758

Specific risk	(6,876)	(6,851)
Change in Market RWAs	(7,891)	(7,681)
Operational RWAs
Increase/(decrease) in operational risk	—	(588)
Change in Operational RWAs	—	(588)
Ending balance	$519,009	$579,241

Standardized Credit RWAs as of June 2016 increased by $2.79 billion compared with December 2015, primarily reflecting increases in securities financing transactions and derivatives, principally due to increased exposures. These increases were partially offset by a decrease in lending exposures. Standardized Market RWAs decreased by $7.89 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures and a decrease in regulatory VaR, partially offset by increased stressed VaR.

Basel III Advanced Credit RWAs as of June 2016 increased by $9.86 billion compared with December 2015, primarily reflecting an increase in derivatives, principally due to higher counterparty credit risk and increased exposures. This increase was partially offset by a decrease in lending exposures. Basel III Advanced Market RWAs as of June 2016 decreased by $7.68 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures. Basel III Advanced Operational RWAs as of June 2016 were essentially unchanged compared with December 2015.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the year ended December 2015. The increased deductions due to transitional provisions represent the increased phase-in of deductions from 20% to 40%, effective January 1, 2015.

	Year Ended December 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Increased deductions due to transitional provisions	(1,073)	(1,073)

Increase/(decrease) in:
Derivatives	(43,930)	(8,830)

Commitments, guarantees and loans	21,608	19,314

Securities financing transactions	(20,724)	(717)

Equity investments	131	934

Change in other	(8,589)	6,510
Change in Credit RWAs	(52,577)	16,138
Market RWAs
Increase/(decrease) in:
Regulatory VaR	1,762	1,762

Stressed VaR	(7,887)	(7,887)

Incremental risk	(7,437)	(7,437)

Comprehensive risk	(4,130)	(3,433)

Specific risk	(24,840)	(24,905)
Change in Market RWAs	(42,532)	(41,900)
Operational RWAs
Increase/(decrease) in operational risk	—	33,100
Change in Operational RWAs	—	33,100
Ending balance	$524,107	$577,651

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

76	Goldman Sachs June 2016 Form 10-Q

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

	Minimum Ratio as of		“Well-capitalized” Minimum Ratio
	June 2016	December 2015
CET1 ratio	5.125%	4.5%	6.5%

Tier 1 capital ratio	6.625%	6.0%	8.0%

Total capital ratio	8.625%	8.0%	10.0%

Tier 1 leverage ratio	4.000%	4.0%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of June 2016 and December 2015. In the table above, the minimum ratios as of June 2016 reflect the 25% phase-in of the capital conservation buffer (0.625%) and the counter-cyclical capital buffer described above (0%). GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers discussed above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of June 2016 and December 2015. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	June 2016	December 2015
Standardized
Common Equity Tier 1	$ 23,727	$ 23,017
Tier 1 capital	23,727	23,017

Tier 2 capital	2,406	2,311
Total capital	$ 26,133	$ 25,328
Basel III Advanced
Common Equity Tier 1	$ 23,727	$ 23,017
Tier 1 capital	23,727	23,017

Standardized Tier 2 capital	2,406	2,311

Allowance for losses on loans and lending commitments	(406)	(311)

Other adjustments	47	—
Tier 2 capital	2,047	2,000
Total capital	$ 25,774	$ 25,017
RWAs
Standardized	$194,974	$202,197

Basel III Advanced	129,204	131,059
CET1 ratio
Standardized	12.2%	11.4%

Basel III Advanced	18.4%	17.6%
Tier 1 capital ratio
Standardized	12.2%	11.4%

Basel III Advanced	18.4%	17.6%
Total capital ratio
Standardized	13.4%	12.5%

Basel III Advanced	19.9%	19.1%
Tier 1 leverage ratio	14.7%	16.4%

The increase in GS Bank USA’s Standardized capital ratios from December 2015 to June 2016 is primarily due to a decrease in credit RWAs, reflecting a decrease in derivatives and lending exposures, as well as an increase in Common Equity Tier 1 capital. The increase in GS Bank USA’s Basel III Advanced capital ratios from December 2015 to June 2016 is primarily due to an increase in Common Equity Tier 1 capital, as well as a decrease in market RWAs.

Goldman Sachs June 2016 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of June 2016 and December 2015, GSIB was in compliance with all regulatory capital requirements.

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

As of June 2016 and December 2015, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.09 billion and $14.75 billion, respectively, which exceeded the amount required by $14.50 billion and $12.37 billion, respectively. As of June 2016 and December 2015, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $237 million and $1.71 billion, respectively, which exceeded the amount required by $236 million and $1.59 billion, respectively. The decrease in GSEC’s regulatory net capital from December 2015 to June 2016 was related to the firm substantially completing the transfer of GSEC’s clearing business to GS&Co.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2016 and December 2015, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2016 and December 2015, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of June 2016 and December 2015, Group Inc. was required to maintain $48.73 billion and $48.09 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $72.35 billion and $49.36 billion as of June 2016 and December 2015, respectively, which exceeded required reserve amounts by $72.24 billion and $49.25 billion as of June 2016 and December 2015, respectively. The increase in the amount deposited by GS Bank USA held at the Federal Reserve Bank of New York from December 2015 to June 2016 is primarily a result of the acquisition of GE Capital Bank’s online deposit platform in April 2016. See Note 14 for further information about this acquisition.

78	Goldman Sachs June 2016 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2016	2015	2016	2015
Net earnings applicable to common shareholders	$1,634	$ 916	$2,834	$3,664
Weighted average number of common shares	431.9	451.4	436.2	452.3

Effect of dilutive securities:
RSUs	4.3	5.2	3.9	4.8

Stock options	3.0	5.0	3.1	5.0
Dilutive potential common shares	7.3	10.2	7.0	9.8
Weighted average number of common shares and dilutive potential common shares	439.2	461.6	443.2	462.1
Basic EPS	$ 3.77	$ 2.01	$ 6.47	$ 8.07

Diluted EPS	3.72	1.98	6.39	7.93

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 and $0.02 for the three months ended June 2016 and June 2015, respectively, and $0.03 for both the six months ended June 2016 and June 2015.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million and 3.4 million for the three months ended June 2016 and June 2015, respectively, and 6.0 million and 6.1 million for the six months ended June 2016 and June 2015, respectively.

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

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees of $26 million and $53 million were waived for the three and six months ended June 2016, respectively.

The tables below present fees earned from affiliated funds, fees receivable from affiliated funds and the aggregate carrying value of the firm’s interests in affiliated funds.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Fees earned from funds	$613	$917	$1,245	$1,802

			As of
$ in millions			June 2016	December 2015
Fees receivable from funds			$ 570	$ 599

Aggregate carrying value of interests in funds			7,174	7,768

Goldman Sachs June 2016 Form 10-Q	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both June 2016 and December 2015, the firm had an outstanding guarantee on behalf of its funds of $300 million, which the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of June 2016 and December 2015, the firm had no outstanding loans or commitments to extend credit to affiliated funds.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Interest income
Deposits with banks	$ 99	$ 41	$ 175	$ 79

Securities borrowed, securities purchased under agreements to resell and federal funds sold	193	29	287	(1)

Financial instruments owned, at fair value	1,426	1,474	2,822	2,948

Loans receivable	432	273	844	526

Other interest	380	333	750	633
Total interest income	2,530	2,150	4,878	4,185
Interest expense
Deposits	225	98	394	183

Securities loaned and securities sold under agreements to repurchase	124	75	242	148

Financial instruments sold, but not yet purchased, at fair value	317	328	631	657

Short-term secured and unsecured borrowings	109	126	236	251

Long-term secured and unsecured borrowings	1,020	1,097	1,885	1,908

Other interest	(19)	(237)	(147)	(484)
Total interest expense	1,776	1,487	3,241	2,663
Net interest income	$ 754	$ 663	$1,637	$1,522

In the table above:

•	Securities borrowed, securities purchased under agreements to resell and federal funds sold includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

80	Goldman Sachs June 2016 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2016
U.S. Federal	2011

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2006

During the second quarter of 2016, the Joint Committee on Taxation finalized its review of the U.S. Federal examinations of fiscal 2008 through calendar 2010. The completion of the review did not have a material impact on the firm’s effective income tax rate. The examinations of 2011 and 2012 began in 2013.

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

During the first quarter of 2016, the firm concluded examinations with the Japan tax authorities related to 2010 through 2013. The completion of the examinations did not have a material impact on the firm’s effective income tax rate.

All years including and subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Goldman Sachs June 2016 Form 10-Q	81

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

The cost drivers of the firm taken as a whole, compensation, headcount and levels of business activity, are broadly similar in each of the firm’s business segments. Compensation and benefits expenses in the firm’s segments reflect, among other factors, the overall performance of the firm as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.

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

	Three Months Ended or as of June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Investment Banking
Financial Advisory	$ 794	$ 821	$ 1,565	$ 1,782
Equity underwriting	269	595	452	1,128

Debt underwriting	724	603	1,233	1,014
Total Underwriting	993	1,198	1,685	2,142
Total net revenues	1,787	2,019	3,250	3,924

Operating expenses	1,095	1,157	1,857	2,261
Pre-tax earnings	$ 692	$ 862	$ 1,393	$ 1,663
Segment assets	$ 2,389	$ 2,528
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 1,927	$ 1,604	$ 3,590	$ 4,738
Equities client execution	587	787	1,057	1,911

Commissions and fees	745	767	1,623	1,575

Securities services	422	443	854	836
Total Equities	1,754	1,997	3,534	4,322
Total net revenues	3,681	3,601	7,124	9,060

Operating expenses	2,702	4,008	5,123	7,579
Pre-tax earnings/(loss)	$ 979	$ (407)	$ 2,001	$ 1,481
Segment assets	$687,130	$688,061
Investing & Lending
Equity securities	$ 626	$ 1,254	$ 626	$ 2,414

Debt securities and loans	485	547	572	1,056
Total net revenues	1,111	1,801	1,198	3,470

Operating expenses	581	853	1,024	1,590
Pre-tax earnings	$ 530	$ 948	$ 174	$ 1,880
Segment assets	$191,346	$154,162
Investment Management
Management and other fees	$ 1,181	$ 1,245	$ 2,346	$ 2,439

Incentive fees	37	263	83	517

Transaction revenues	135	140	269	276
Total net revenues	1,353	1,648	2,698	3,232

Operating expenses	1,091	1,325	2,227	2,596
Pre-tax earnings	$ 262	$ 323	$ 471	$ 636
Segment assets	$ 15,978	$ 14,703
Total net revenues	$ 7,932	$ 9,069	$14,270	$19,686

Total operating expenses	5,469	7,343	10,231	14,026
Total pre-tax earnings	$ 2,463	$ 1,726	$ 4,039	$ 5,660
Total assets	$896,843	$859,454

82	Goldman Sachs June 2016 Form 10-Q

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

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•	Within Institutional Client Services, the three and six months ended June 2015 include $1.45 billion in net provisions for mortgage-related litigation and regulatory matters.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	444	525	1,147	1,251

Investing & Lending	247	94	383	191

Investment Management	63	44	107	80
Total net interest income	$754	$663	$1,637	$1,522

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Investment Banking	$ 32	$ 29	$ 63	$ 58

Institutional Client Services	114	121	228	222

Investing & Lending	59	79	113	132

Investment Management	40	36	80	72
Total depreciation and amortization	$245	$265	$ 484	$ 484

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

	Three Months Ended June
$ in millions	2016		2015
Net revenues
Americas	$ 4,837	61%	$ 5,141	56%

Europe, Middle East and Africa	2,198	28%	2,230	25%

Asia	897	11%	1,698	19%
Total net revenues	$ 7,932	100%	$ 9,069	100%
Pre-tax earnings
Americas	$ 1,503	61%	$ 363	21%

Europe, Middle East and Africa	746	30%	716	41%

Asia	214	9%	647	38%
Total pre-tax earnings	$ 2,463	100%	$ 1,726	100%

	Six Months Ended June
$ in millions	2016		2015
Net revenues
Americas	$ 8,700	61%	$11,013	56%

Europe, Middle East and Africa	3,858	27%	5,115	26%

Asia	1,712	12%	3,558	18%
Total net revenues	$14,270	100%	$19,686	100%
Pre-tax earnings
Americas	$ 2,490	62%	$ 2,436	43%

Europe, Middle East and Africa	1,145	28%	1,813	32%

Asia	404	10%	1,411	25%
Total pre-tax earnings	$ 4,039	100%	$ 5,660	100%

Goldman Sachs June 2016 Form 10-Q	83

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

	As of
$ in millions	June 2016	December 2015
U.S. government and federal agency obligations	$62,305	$63,844

% of total assets	6.9%	7.4%

Non-U.S. government and agency obligations	$31,666	$31,772

% of total assets	3.5%	3.7%

As of June 2016 and December 2015, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	June 2016	December 2015
U.S. government and federal agency obligations	$84,210	$107,198

Non-U.S. government and agency obligations	95,022	74,326

84	Goldman Sachs June 2016 Form 10-Q

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2016 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.0 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages, (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liabilities with respect to future mortgage-related “put-back” claims described below may ultimately result in an increase in the firm’s liabilities, but are not included in management’s estimate of reasonably possible loss. As another example, the firm’s potential liabilities with respect to the investigations and reviews described below in “Regulatory Investigations and Reviews and Related Litigation” also generally are not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such other matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information about mortgage-related contingencies.

Goldman Sachs June 2016 Form 10-Q	85

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

On May 2, 2016, the U.S. District Court for the Southern District of New York approved a settlement covering putative class actions brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts established by the firm and underwritten by GS&Co. in 2007 in which GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants. The firm has paid the full amount of the settlement.

On September 30, 2010, a class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in $823 million of notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). On July 1, 2016, the district court approved a settlement resolving the action. The firm has paid the full amount of the settlement.

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including ACA Financial Guaranty Corp., CIFG Assurance of North America, Inc., IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company, Texas County & District Retirement System and the Tennessee Consolidated Retirement System) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

86	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active and threatened cases described in the preceding two paragraphs where those plaintiffs are seeking rescission of such securities was approximately $2.8 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.1 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

Group Inc., Litton Loan Servicing LP (Litton), Ocwen Financial Corporation and Arrow Corporate Member Holdings LLC (Arrow), a former subsidiary of Group Inc., are defendants in a putative class action pending since January 23, 2013 in the U.S. District Court for the Southern District of New York generally challenging the procurement manner and scope of “force-placed” hazard insurance arranged by Litton when homeowners failed to arrange for insurance as required by their mortgages. The complaint asserts claims for breach of contract, breach of fiduciary duty, misappropriation, conversion, unjust enrichment and violation of Florida unfair practices law and RICO claims, and seeks unspecified compensatory and punitive damages as well as declaratory and injunctive relief. On January 15, 2016, Group Inc. and Arrow were added as defendants to a putative class action in the U.S. District Court for the Northern District of California based on substantially similar allegations, asserting RICO claims and violations of California’s Unfair Competition Law, and seeking similar relief. The parties to the action pending in the Northern District of California have settled the plaintiff’s individual claims, and on May 12, 2016 that action was dismissed with prejudice. On April 20, 2016, the court in the action pending in the Southern District of New York preliminarily approved a settlement among Group Inc., Litton and Arrow and the plaintiffs. The firm has paid the full amount of the proposed settlement.

On April 11, 2016, the firm reached a definitive agreement that resolved actual and potential civil claims by the U.S. Department of Justice, the Attorney General’s Offices for the States of California, Illinois and New York, the National Credit Union Administration (as conservator for several failed credit unions) and the Federal Home Loan Banks of Chicago and Des Moines (as a successor to the Federal Home Loan Bank of Seattle), relating to the firm’s securitization, underwriting and sale of residential mortgage-backed securities from 2005 to 2007. The firm has received subpoenas or requests for information, and is engaged in discussions with, other federal, state and local regulators or law enforcement authorities as part of inquiries or investigations relating to mortgage-related matters, and may become the subject of additional litigation, investor and shareholder demands, and regulatory and other investigations and actions with respect to mortgage-related matters. See Note 18 for information regarding mortgage-related contingencies not described in this Note 27.

Solazyme, Inc. Securities Litigation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on June 24, 2015 in the U.S. District Court for the Northern District of California. In addition to the underwriters, the defendants include Solazyme, Inc. and certain of its directors and officers. As to the underwriters, the complaints generally allege misstatements and omissions in connection with March 2014 offerings by Solazyme, Inc. of approximately $63 million of common stock and $150 million principal amount of convertible senior subordinated notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. Plaintiffs filed an amended complaint on December 15, 2015, and defendants moved to dismiss on February 12, 2016. GS&Co. underwrote 3,450,000 shares of common stock and $150 million principal amount of notes for an aggregate offering price of approximately $187 million.

Goldman Sachs June 2016 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GT Advanced Technologies Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed in October 2014 in the U.S. District Court for the District of New Hampshire. In addition to the underwriters, the defendants include certain directors and officers of GT Advanced Technologies Inc. (GT). As to the underwriters, the complaints generally allege misstatements and omissions in connection with the December 2013 offerings by GT of approximately $86 million of common stock and $214 million principal amount of convertible senior notes, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On July 20, 2015, the plaintiffs filed a consolidated amended complaint. On October 7, 2015, the defendants moved to dismiss. GS&Co. underwrote 3,479,769 shares of common stock and $75 million principal amount of notes for an aggregate offering price of approximately $105 million. On October 6, 2014, GT filed for Chapter 11 bankruptcy.

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On August 11, 2015, the court overruled the defendants’ demurrers, which sought to have the consolidated amended complaint dismissed. On May 19, 2016, FireEye and the director and officer defendants filed in the California Court of Appeal, Sixth District, a petition for a writ of mandate appealing the denial of their motion for judgment on the pleadings for lack of subject matter jurisdiction. By an order dated July 11, 2016, the court certified a class of purchasers of FireEye stock in the March 2014 offering. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

TerraForm Global and SunEdison Securities Litigation. On July 22, 2016, GS&Co. and other underwriters were added as defendants to a putative class action, commenced on November 30, 2015, in the U.S. District Court for the Eastern District of Missouri, relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. GS&Co. is also among the underwriters, placement agents and initial purchasers named as defendants in individual actions, filed beginning in March 2016, in the Superior Court of California, San Mateo County, relating to that preferred stock offering, the June 2015 private placement of $335 million of TerraForm Global Inc. (TerraForm Global) Class D units, and the August 2015 Rule 144A offering of $810 million principal amount of TerraForm Global senior notes. SunEdison is TerraForm Global’s controlling shareholder and sponsor. The defendants also include SunEdison, TerraForm Global and certain of their directors and officers. The complaints generally allege misstatements and omissions in connection with the offerings, assert claims under federal securities laws and, in certain actions, state laws, and seek compensatory damages in an unspecified amount, as well as rescission or rescissory damages. TerraForm Global sold 153,100 Class D units, representing an aggregate offering price of approximately $153 million, to the individual plaintiffs. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million, and, as initial purchaser, sold approximately $49 million principal amount of TerraForm Global senior notes in the Rule 144A offering. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy.

GS&Co. is among the underwriters named as defendants in several putative securities class actions and individual actions relating to the $675 million July 2015 initial public offering of the common stock of TerraForm Global, filed beginning in October 2015 in the Superior Court of California, San Mateo County and the U.S. District Court for the Northern District of California. The defendants also include TerraForm Global, SunEdison, and certain of their directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for TerraForm Global’s initial public offering, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount, as well as rescission or rescissory damages. GS&Co. underwrote 2,340,000 shares in the offering for a total offering price of approximately $35 million.

88	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The consolidated amended complaint, filed on May 1, 2015, asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion. On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. Defendants’ ensuing motions to certify that order for an interlocutory appeal were denied on March 14, 2016.

Cobalt, certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), certain shareholders of Cobalt (including funds affiliated with Group Inc.), and affiliates of these shareholders (including Group Inc.) are defendants in a putative shareholder derivative action filed on May 6, 2016 in Texas District Court, Harris County. As to the director and officer defendants (including employees of affiliates of Group Inc. who served as directors of Cobalt), the petition alleges that they breached their fiduciary duties under state law by making materially false and misleading statements concerning Cobalt in disclosures filed in connection with a May 2013 common stock offering. As to the shareholder defendants and their affiliates (including Group Inc. and several affiliated funds), the petition also alleges that they breached their fiduciary duties by selling Cobalt securities in the May 2013 offering on the basis of inside information. The petition seeks, among other things, unspecified monetary damages and disgorgement of proceeds from the sale of Cobalt common stock.

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

Libya-Related Litigation. GSI is the defendant in an action filed on January 21, 2014 with the High Court of Justice in London by the Libyan Investment Authority, relating to nine derivative transactions between the plaintiff and GSI and seeking, among other things, rescission of the transactions and unspecified equitable compensation and damages exceeding $1 billion. The trial commenced on June 13, 2016.

Goldman Sachs June 2016 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge denied plaintiffs’ motion for reconsideration of that recommendation and granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On June 6, 2016, the district court affirmed the magistrate judge’s decision on intervention. On September 28, 2015, and by a supplemental motion filed July 11, 2016 (after the second intervenor ceased to be an employee), the defendants moved to dismiss the claims of the intervenors for lack of standing and mootness.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in several putative antitrust class actions relating to trading in the foreign exchange markets, filed beginning in December 2013 and consolidated on February 13, 2014 in the U.S. District Court for the Southern District of New York. The complaints generally allege that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

Beginning in February 2015, GS&Co. and Group Inc. were among the defendants named in separate putative class actions filed in the U.S. District Court for the Southern District of New York, which were consolidated with the antitrust class actions described above on August 13, 2015. On December 15, 2015, the court preliminarily approved a settlement among GS&Co., Group Inc. and the plaintiffs in the consolidated action. The firm has paid the full amount of the proposed settlement.

GS&Co. and Group Inc. are among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on June 3, 2015 and most recently amended on July 15, 2016 on behalf of certain ERISA employee benefit plans. The claims brought against GS&Co. and Group Inc. generally allege that the defendants violated ERISA in connection with an alleged conspiracy to manipulate the foreign currency exchange markets, which caused losses to ERISA plans for which the defendants provided foreign exchange services or otherwise authorized the execution of foreign exchange services. Plaintiffs seek declaratory and injunctive relief as well as restitution and disgorgement in an unspecified amount. On June 1, 2016, the court enjoined the claims as to GS&Co., Group Inc. and other defendants who have settled in the consolidated action discussed above, to the extent that they involve allegations of collusive conduct at issue in the consolidated action.

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

90	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities in a number of FINRA arbitrations and federal court cases based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $834 million of auction rate securities from 2003 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into or continue with interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. Certain of the arbitrations have been enjoined in accordance with the exclusive forum selection clauses in the transaction documents. In addition, GS&Co. has filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted, and has filed motions to dismiss three of the proceedings pending in federal court, one of which was granted but has been appealed and one of which was denied. GS&Co. has also reached settlements or settlements in principle in nine other actions and one other action was voluntarily dismissed.

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

Commodities-Related Litigation. GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the remaining plaintiffs sought to amend their complaints in October 2014. On March 26, 2015, the court granted in part and denied in part plaintiffs’ motions for leave to amend their complaints, rejecting their monopolization claims and most state law claims but permitting their antitrust conspiracy claims and certain parallel state law and unjust enrichment claims to proceed. Plaintiffs filed amended complaints on April 9, 2015. Plaintiffs later voluntarily dismissed their state law claims. On March 25, 2016, the plaintiffs moved for class certification. On April 25, 2016, the court denied plaintiffs’ motions for leave to further amend their complaints.

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on July 27, 2015, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On September 21, 2015, the defendants moved to dismiss.

Interest Rate Swap Antitrust Litigation. Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in putative antitrust class actions relating to the trading of interest rate swaps, filed beginning in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege a conspiracy among the dealers and brokers since at least January 1, 2007 to preclude exchange trading of interest rate swaps. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

Goldman Sachs June 2016 Form 10-Q	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in antitrust actions relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York beginning in April 2016 by operators of swap execution facilities and certain of their affiliates. The complaints generally assert claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of interest rate swaps on the plaintiffs’ respective swap execution facilities and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. These actions have been consolidated with the class action described above for pretrial proceedings.

ISDAFIX-Related Litigation. Group Inc. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 and most recently amended on February 12, 2015 in the U.S. District Court for the Southern District of New York. The plaintiffs assert claims under the federal antitrust laws and state common law in connection with an alleged conspiracy to manipulate the ISDAFIX benchmark and seek declaratory and injunctive relief as well as treble damages in an unspecified amount. On March 28, 2016, the district court denied defendants’ motion to dismiss as to the antitrust, breach of contract, and unjust enrichment claims, but dismissed the tortious interference and implied covenant of good faith claims with prejudice.

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

Regulatory Investigations and Reviews and Related Litigation. Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and in some cases have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation and shareholder requests relating to various matters relating to the firm’s businesses and operations, including:

•	The 2008 financial crisis;

•	The public offering process;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

•

Transactions involving government-related financings and other matters, including those related to 1Malaysia Development Berhad (1MDB), a sovereign wealth fund in Malaysia, municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

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

Goldman Sachs is cooperating with all such regulatory investigations and reviews.

92	Goldman Sachs June 2016 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2016, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

August 3, 2016

Goldman Sachs June 2016 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Three Months Ended June
	2016			2015
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 88,398	$ 94	0.43%	$ 56,492	$ 36	0.26%

Non-U.S.	8,363	5	0.24%	4,559	5	0.44%
Total deposits with banks	96,761	99	0.41%	61,051	41	0.27%
U.S.	162,379	75	0.19%	178,189	(121)	(0.27)%

Non-U.S.	132,619	118	0.36%	111,167	150	0.54%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	294,998	193	0.26%	289,356	29	0.04%
U.S.	123,132	965	3.15%	152,674	971	2.55%

Non-U.S.	102,775	461	1.80%	99,851	503	2.02%
Total financial instruments owned, at fair value [1]	225,907	1,426	2.54%	252,525	1,474	2.34%
U.S.	42,674	377	3.55%	31,901	252	3.17%

Non-U.S.	5,189	55	4.26%	2,223	21	3.79%
Total loans receivable	47,863	432	3.63%	34,124	273	3.21%
U.S.	81,810	271	1.33%	69,980	190	1.09%

Non-U.S.	38,215	109	1.15%	54,235	143	1.06%
Total Other interest-earning assets [2]	120,025	380	1.27%	124,215	333	1.08%
Total interest-earning assets	785,554	2,530	1.30%	761,271	2,150	1.13%

Cash and due from banks	7,261			6,188

Other non-interest-earning assets [1]	99,602			99,424
Total assets [3]	$892,417			$866,883
Liabilities
U.S.	$ 98,642	$ 203	0.83%	$ 71,174	$ 86	0.48%

Non-U.S.	17,857	22	0.50%	13,626	12	0.35%
Total interest-bearing deposits	116,499	225	0.78%	84,800	98	0.46%
U.S.	51,559	85	0.66%	58,030	51	0.35%

Non-U.S.	34,436	39	0.46%	34,475	24	0.28%
Total securities loaned and securities sold under agreements to repurchase	85,995	124	0.58%	92,505	75	0.33%
U.S.	37,083	141	1.53%	33,334	135	1.62%

Non-U.S.	36,597	176	1.93%	37,815	193	2.05%
Total financial instruments sold, but not yet purchased, at fair value [1]	73,680	317	1.73%	71,149	328	1.85%
U.S.	45,330	94	0.83%	43,795	119	1.09%

Non-U.S.	14,951	15	0.40%	14,509	7	0.19%
Total short-term borrowings [4]	60,281	109	0.73%	58,304	126	0.87%
U.S.	182,786	995	2.19%	168,031	1,049	2.50%

Non-U.S.	10,331	25	0.97%	8,871	48	2.17%
Total long-term borrowings [4]	193,117	1,020	2.12%	176,902	1,097	2.49%
U.S.	147,059	(174)	(0.48)%	155,180	(375)	(0.97)%

Non-U.S.	61,359	155	1.02%	62,435	138	0.89%
Total other interest-bearing liabilities [5]	208,418	(19)	(0.04)%	217,615	(237)	(0.44)%
Total interest-bearing liabilities	737,990	1,776	0.97%	701,275	1,487	0.85%
Non-interest-bearing deposits	2,830			1,720

Other non-interest-bearing liabilities [1]	65,177			76,986
Total liabilities [3]	805,997			779,981

Shareholders’ equity
Preferred stock	11,203			10,700

Common stock	75,217			76,202
Total shareholders’ equity	86,420			86,902
Total liabilities and shareholders’ equity	$892,417			$866,883
Interest rate spread			0.33%			0.28%

U.S.		$ 438	0.35%		$ 263	0.22%

Non-U.S.		316	0.44%		400	0.59%
Net interest income and net yield on interest-earning assets		754	0.39%		663	0.35%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			36.56%			35.73%

Liabilities			23.79%			24.49%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.

The impact of adopting ASU No. 2015-03 was a reduction to both average total assets and average total liabilities of $423 million for the three months ended June 2015. See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2015-03.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Substantially all consists of certain payables to customers and counterparties.

94	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Six Months Ended June
	2016			2015
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 78,628	$ 165	0.42%	$ 56,387	$ 70	0.25%

Non-U.S.	8,487	10	0.24%	4,098	9	0.44%
Total deposits with banks	87,115	175	0.40%	60,485	79	0.26%
U.S.	165,831	87	0.11%	176,885	(241)	(0.27)%

Non-U.S.	130,462	200	0.31%	109,785	240	0.44%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	296,293	287	0.19%	286,670	(1)	(0.00)%
U.S.	129,007	1,933	3.01%	155,056	2,002	2.60%

Non-U.S.	100,238	889	1.78%	99,297	946	1.92%
Total financial instruments owned, at fair value [1]	229,245	2,822	2.48%	254,353	2,948	2.34%
U.S.	42,559	739	3.49%	30,259	490	3.27%

Non-U.S.	4,907	105	4.30%	1,737	36	4.18%
Total loans receivable	47,466	844	3.58%	31,996	526	3.32%
U.S.	81,225	536	1.33%	67,844	366	1.09%

Non-U.S.	39,868	214	1.08%	62,805	267	0.86%
Total other interest-earning assets [2]	121,093	750	1.25%	130,649	633	0.98%
Total interest-earning assets	781,212	4,878	1.26%	764,153	4,185	1.10%
Cash and due from banks	6,275			5,980

Other non-interest-earning assets [1]	100,753			101,473
Total assets [3]	$888,240			$871,606
Liabilities
U.S.	$ 90,827	$ 349	0.77%	$ 70,897	$ 161	0.46%

Non-U.S.	17,028	45	0.53%	13,177	22	0.34%
Total interest-bearing deposits	107,855	394	0.73%	84,074	183	0.44%
U.S.	54,564	172	0.63%	59,503	101	0.34%

Non-U.S.	32,038	70	0.44%	32,008	47	0.30%
Total securities loaned and securities sold under agreements to repurchase	86,602	242	0.56%	91,511	148	0.33%
U.S.	37,645	309	1.65%	33,973	303	1.80%

Non-U.S.	36,012	322	1.80%	38,320	354	1.86%
Total financial instruments sold, but not yet purchased, at fair value [1]	73,657	631	1.72%	72,293	657	1.83%
U.S.	44,640	210	0.95%	42,800	238	1.12%

Non-U.S.	14,391	26	0.36%	14,971	13	0.18%
Total short-term borrowings [4]	59,031	236	0.80%	57,771	251	0.88%
U.S.	180,804	1,851	2.06%	166,951	1,822	2.20%

Non-U.S.	9,666	34	0.71%	8,448	86	2.05%
Total long-term borrowings [4]	190,470	1,885	1.99%	175,399	1,908	2.19%
U.S.	149,826	(437)	(0.59)%	156,986	(714)	(0.92)%

Non-U.S.	61,801	290	0.94%	63,260	230	0.73%
Total other interest-bearing liabilities [5]	211,627	(147)	(0.14)%	220,246	(484)	(0.44)%
Total interest-bearing liabilities	729,242	3,241	0.89%	701,294	2,663	0.77%
Non-interest-bearing deposits	2,664			1,613

Other non-interest-bearing liabilities [1]	69,686			83,175
Total liabilities [3]	801,592			786,082

Shareholders’ equity
Preferred stock	11,298			10,057

Common stock	75,350			75,467
Total shareholders’ equity	86,648			85,524
Total liabilities and shareholders’ equity	$888,240			$871,606
Interest rate spread			0.37%			0.33%

U.S.		$1,006	0.41%		$ 776	0.32%

Non-U.S.		631	0.45%		746	0.54%
Net interest income and net yield on interest-earning assets		1,637	0.42%		1,522	0.40%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			36.35%			36.34%

Liabilities			23.44%			24.27%

1.	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

2.	Primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

3.

The impact of adopting ASU No. 2015-03 was a reduction to both average total assets and average total liabilities of $419 million for the six months ended June 2015. See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2015-03.

4.	Interest rates include the effects of interest rate swaps accounted for as hedges.

5.	Substantially all consists of certain payables to customers and counterparties.

Goldman Sachs June 2016 Form 10-Q	95

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

96	Goldman Sachs June 2016 Form 10-Q

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

References to “the June 2016 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of the June 2016 Form 10-Q. All references to June 2016, March 2016 and June 2015 refer to our periods ended, or the dates, as the context requires, June 30, 2016, March 31, 2016 and June 30, 2015, respectively. All references to December 2015 refer to the date December 31, 2015. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2016 versus June 2015. The firm generated net earnings of $1.82 billion and diluted earnings per common share of $3.72 for the second quarter of 2016, an increase of 74% and 88%, respectively, compared with $1.05 billion and $1.98 per share for the second quarter of 2015. Annualized return on average common shareholders’ equity (ROE) was 8.7% for the second quarter of 2016, compared with 4.8% for the second quarter of 2015. Book value per common share was $176.62 as of June 2016, 2% higher compared with the end of the first quarter of 2016.

Net revenues were $7.93 billion for the second quarter of 2016, 13% lower than the second quarter of 2015, due to significantly lower net revenues in Investing & Lending and lower net revenues in both Investment Management and Investment Banking. These results were partially offset by slightly higher net revenues in Institutional Client Services.

Operating expenses were $5.47 billion for the second quarter of 2016, 26% lower than the second quarter of 2015, due to significantly lower non-compensation expenses, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, and lower compensation and benefits expenses, reflecting a decrease in net revenues.

We maintained strong capital ratios and liquidity. As of June 2016, our Common Equity Tier 1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 13.7% and 12.2%, respectively. In addition, our global core liquid assets were $211 billion as of June 2016. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

In the context of the challenging environment, the firm completed an initiative during the first and second quarters of 2016 that identified areas where we can operate more efficiently, resulting in a reduction of approximately $700 million in annual run rate compensation. For full year 2016, we currently expect net savings from this initiative, after severance and other related costs, in excess of $350 million.

Goldman Sachs June 2016 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2016 versus June 2015. The firm generated net earnings of $2.96 billion and diluted earnings per common share of $6.39 for the first half of 2016, a decrease of 24% and 19%, respectively, compared with $3.89 billion and $7.93 per share for the first half of 2015. Annualized ROE was 7.5% for the first half of 2016, compared with 9.7% for the first half of 2015.

Net revenues were $14.27 billion for the first half of 2016, 28% lower than a strong first half of 2015, due to significantly lower net revenues in both Investing & Lending and Institutional Client Services, as well as lower net revenues in both Investment Banking and Investment Management. These results reflected the impact of a challenging operating environment during the first half of the year, particularly during the first quarter.

Operating expenses were $10.23 billion for the first half of 2016, 27% lower than the first half of 2015, due to significantly lower compensation and benefits expenses, reflecting a decrease in net revenues, and significantly lower non-compensation expenses, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters.

Business Environment

Global

During the second quarter of 2016, global economic conditions appeared to be mixed compared with the previous quarter as real gross domestic product (GDP) growth increased in the United States, United Kingdom and China, while growth slowed in the Euro area and Japan. The primary economic disruption this quarter occurred in late June when a referendum was passed for the United Kingdom to exit the European Union. In the immediate days following, volatility rose sharply, nearing its year-to-date peak, and global equity markets declined significantly. In addition, the British pound reached its lowest level against the U.S. dollar in over thirty years. While volatility ended the quarter where it began and global equity markets reversed these losses in the last few days of the quarter, investors continued to weigh the long-term economic impacts of this decision. The expectation of significant monetary easing from the Bank of England (BOE), Bank of Japan (BOJ), and the European Central Bank (ECB) contributed to a decline in global interest rates from already low levels. However, none of these major central banks or the U.S. Federal Reserve announced new easing measures or policy rate changes during the second quarter. The price of crude oil increased for most of the quarter, briefly reaching $50 per barrel (WTI) before declining slightly in late June. In investment banking, industry-wide equity underwriting activity and industry-wide announced mergers and acquisitions activity improved compared with the first quarter of 2016.

United States

In the United States, real GDP growth increased compared with the previous quarter, due in part to an increase in the growth rate of consumer spending. Measures of consumer confidence remained stable and the pace of housing starts was essentially unchanged compared with the first quarter of 2016, while home sales increased. The unemployment rate was 4.9% as of June 2016, down slightly from 5.0% as of March 2016, and measures of inflation were essentially unchanged. The U.S. Federal Reserve kept its federal funds rate at a target range of 0.25% to 0.50%, and has indicated that it intends to monitor the continuing economic ramifications of the U.K. referendum. The yield on the 10-year U.S. Treasury note ended the quarter at 1.49%, 29 basis points lower compared with the end of the first quarter of 2016. In equity markets, the S&P 500 Index and Dow Jones Industrial Average increased by 2% and 1%, respectively, compared with the end of the first quarter of 2016, while the NASDAQ Composite Index decreased by 1%.

98	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Europe

In the Euro area, real GDP growth decreased during the quarter, while measures of inflation remained low. Measures of unemployment in the Euro area remained high, and the ECB maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%. The Euro depreciated by 2% against the U.S. dollar during the quarter. In the United Kingdom, real GDP growth increased compared with the previous period. The BOE maintained its official bank rate at 0.50%, and the British pound depreciated by 7% against the U.S. dollar. Yields on 10-year government bonds generally declined in the region, with the yield on 10-year German bunds ending the quarter in negative territory. In equity markets, the Euro Stoxx 50 Index, DAX Index and CAC 40 Index decreased by 5%, 3% and 3%, respectively, compared with the end of the first quarter of 2016, while the FTSE 100 Index increased by 5%.

Asia

In Japan, real GDP growth appeared to decrease compared with the first quarter of 2016. The yield on 10-year Japanese government bonds fell further into negative territory, the U.S. dollar depreciated by 8% against the Japanese yen, and the Nikkei 225 Index fell 7% during the quarter. The BOJ did not announce any new monetary stimulus measures in the second quarter. In China, real GDP growth increased during the quarter, and measures of inflation were essentially unchanged. The U.S. dollar appreciated by 3% against the Chinese yuan during the second quarter. In equity markets, the Shanghai Composite Index decreased by 2% and the Hang Seng Index was essentially unchanged compared with the end of the previous quarter. In India, economic growth appeared to slow compared with the previous quarter. The U.S. dollar appreciated by 2% against the Indian rupee, and the BSE Sensex Index increased by 7% compared with the end of the first quarter of 2016.

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

Goldman Sachs June 2016 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of June 2016, March 2016 and December 2015, level 3 financial assets represented 2.8% of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

•	Collateral Analyses. Margin calls on derivatives are analyzed to determine implied values which are used to corroborate our valuations.

•	Execution of Trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about fair value measurements.

100	Goldman Sachs June 2016 Form 10-Q

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

We last performed a quantitative goodwill test during the fourth quarter of 2015. We determined that goodwill was not impaired. In that quantitative goodwill test, the estimated fair value of our reporting units in which we hold substantially all of our goodwill significantly exceeded their estimated carrying values. However, the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit, which represents approximately 7% of our goodwill, was not substantially in excess of its carrying value. This reporting unit and the industry more broadly have been, and continue to be, adversely impacted by the currently challenging operating environment and increased capital requirements. We will continue to closely monitor the reporting unit to determine whether an impairment is required in the future. As of both June 2016 and December 2015, the goodwill related to the Fixed Income, Currency and Commodities Client Execution reporting unit was $269 million, substantially all of which originated from the acquisition of Goldman Sachs Australia Pty Ltd in 2011.

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

Goldman Sachs June 2016 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

A prolonged or severe period of market weakness, or significant changes in regulation, could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from commodities-related transportation rights, customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment if required.

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

102	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

$ in millions, except per share amounts	Three Months Ended June		Six Months Ended June
	2016	2015	2016	2015
Net revenues	$ 7,932	$ 9,069	$14,270	$19,686

Pre-tax earnings	2,463	1,726	4,039	5,660

Net earnings	1,822	1,048	2,957	3,892

Net earnings applicable to common shareholders	1,634	916	2,834	3,664

Diluted earnings per common share	3.72	1.98	6.39	7.93

Annualized return on average common shareholders’ equity	8.7%	4.8%	7.5%	9.7%

Annualized net earnings to average assets	0.8%	0.5%	0.7%	0.9%

Annualized return on average total shareholders’ equity	8.4%	4.8%	6.8%	9.1%

Total average equity to average assets	9.7%	10.0%	9.8%	9.8%

Dividend payout ratio	17.5%	32.8%	20.3%	15.8%

In the table above:

•

During the second quarter of 2015, the firm recorded $1.45 billion in net provisions for mortgage-related litigation and regulatory matters. These provisions reduced diluted earnings per common share by $2.77 and $2.76 for the three and six months ended June 2015, respectively, and reduced annualized ROE by 6.7 and 3.4 percentage points for the three and six months ended June 2015, respectively.

•

Net earnings applicable to common shareholders for the six months ended June 2016 includes a benefit of $161 million, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock. See Note 19 to the condensed consolidated financial statements for further information.

•

Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Total shareholders’ equity	$ 86,420	$ 86,902	$ 86,648	$ 85,524

Preferred stock	(11,203)	(10,700)	(11,298)	(10,057)
Common shareholders’ equity	$ 75,217	$ 76,202	$ 75,350	$ 75,467

•	Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item on the condensed consolidated statements of earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Investment banking	$1,787	$2,019	$ 3,250	$ 3,924

Investment management	1,260	1,566	2,522	3,069

Commissions and fees	777	805	1,694	1,658

Market making	2,490	2,309	4,352	6,234

Other principal transactions	864	1,707	815	3,279
Total non-interest revenues	7,178	8,406	12,633	18,164
Interest income	2,530	2,150	4,878	4,185

Interest expense	1,776	1,487	3,241	2,663
Net interest income	754	663	1,637	1,522
Total net revenues	$7,932	$9,069	$14,270	$19,686

In the table above:

•

Investment banking is comprised of revenues (excluding net interest) from financial advisory and underwriting assignments, as well as derivative transactions directly related to these assignments. These activities are included in our Investment Banking segment.

•

Investment management is comprised of revenues (excluding net interest) from providing investment management services to a diverse set of clients, as well as wealth advisory services and certain transaction services to high-net-worth individuals and families. These activities are included in our Investment Management segment.

•

Commissions and fees is comprised of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter (OTC) transactions. These activities are included in our Institutional Client Services and Investment Management segments.

•

Market making is comprised of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in our Institutional Client Services segment.

•

Other principal transactions is comprised of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, Other principal transactions includes revenues related to our consolidated investments. These activities are included in our Investing & Lending segment.

Goldman Sachs June 2016 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2016, our business activities were negatively impacted by challenging trends in the operating environment, including concerns and uncertainties about global growth and central bank activity as well as higher levels of volatility, which contributed to significant price pressure at the beginning of the year across both equity and fixed income markets. These factors impacted investor conviction and risk appetite for market-making activities, and industry-wide equity underwriting and mergers and acquisitions activity for investment banking activities. Results in other principal transactions also reflected the impact of these difficult market and economic conditions. At the start of the second quarter of 2016, these concerns moderated and conditions improved in many businesses, including a rebound in investment banking activities and improved results in other principal transactions. However, the market became increasingly focused on the political uncertainty and economic implications surrounding the potential exit of the United Kingdom from the European Union. These concerns, coupled with continued low interest rates, impacted client sentiment, risk appetite and activity levels throughout the second quarter of 2016 for market-making activities. For investment management activities, our assets under supervision continued to grow meaningfully during the first and second quarters of 2016. However, the mix of average assets under supervision during the first half of 2016 shifted slightly from long-term assets under supervision to liquidity products, consistent with the trend that existed throughout most of 2015. If the trend of macroeconomic concerns continues over the long term, and market-making activity levels, investment banking activity levels, or assets under supervision decline or if investors continue the trend of favoring assets under supervision that typically generate lower fees, net revenues would likely continue to be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended June 2016 versus June 2015

Net revenues on the condensed consolidated statements of earnings were $7.93 billion for the second quarter of 2016, 13% lower than the second quarter of 2015, reflecting significantly lower other principal transactions revenues and investment management revenues, as well as lower investment banking revenues and slightly lower commissions and fees. These results were partially offset by higher market-making revenues and net interest income.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $1.79 billion for the second quarter of 2016, 11% lower than the second quarter of 2015. Revenues in financial advisory were slightly lower compared with a strong second quarter of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Revenues in underwriting were lower compared with a strong second quarter of 2015, due to significantly lower revenues in equity underwriting, primarily reflecting a significant decline in industry-wide activity. Revenues in debt underwriting were significantly higher compared with the second quarter of 2015, reflecting significantly higher revenues from asset-backed activity.

Investment management revenues on the condensed consolidated statements of earnings were $1.26 billion for the second quarter of 2016, 20% lower than the second quarter of 2015, primarily reflecting significantly lower incentive fees. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision.

Commissions and fees on the condensed consolidated statements of earnings were $777 million for the second quarter of 2016, 3% lower than the second quarter of 2015, reflecting lower listed cash equity volumes in Asia, generally consistent with market volumes in this region.

Market-making revenues on the condensed consolidated statements of earnings were $2.49 billion for the second quarter of 2016, 8% higher than the second quarter of 2015, due to significantly higher revenues in currencies and credit products and higher revenues in interest rate products and commodities, partially offset by significantly lower revenues in mortgages and lower revenues in equity cash and equity derivative products.

Other principal transactions revenues on the condensed consolidated statements of earnings were $864 million for the second quarter of 2016, 49% lower compared with a solid second quarter of 2015, primarily due to a significant decrease in net gains from investments in both private and public equities, reflecting lower net gains from corporate performance and less favorable global equity markets. Revenues in debt securities and loans were significantly lower compared with the second quarter of 2015, primarily reflecting lower net gains from investments.

104	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $754 million for the second quarter of 2016, 14% higher than the second quarter of 2015. Interest income increased primarily due to the impact of higher interest rates on collateralized agreements and increases in total average loans receivable and total average deposits with banks. Net interest income also reflected an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities and deposits, and an increase in total average interest-bearing deposits, partially offset by a decrease in interest expense related to long-term borrowings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Six Months Ended June 2016 versus June 2015

Net revenues on the condensed consolidated statements of earnings were $14.27 billion for the first half of 2016, 28% lower than a strong first half of 2015, reflecting significantly lower other principal transactions revenues and market-making revenues, as well as lower investment banking revenues and investment management revenues. These results were partially offset by higher net interest income and slightly higher commissions and fees.

Non-Interest Revenues. Investment banking revenues on the condensed consolidated statements of earnings were $3.25 billion for the first half of 2016, 17% lower than the first half of 2015. Revenues in financial advisory were lower compared with a strong first half of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Revenues in underwriting were significantly lower compared with a strong first half of 2015, due to significantly lower revenues in equity underwriting, reflecting low levels of industry-wide activity during the year, particularly during the first quarter of 2016. Revenues in debt underwriting were significantly higher compared with the first half of 2015, primarily reflecting significantly higher revenues from asset-backed activity.

Investment management revenues on the condensed consolidated statements of earnings were $2.52 billion for the first half of 2016, 18% lower than the first half of 2015, primarily reflecting significantly lower incentive fees. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision.

Commissions and fees on the condensed consolidated statements of earnings were $1.69 billion for the first half of 2016, 2% higher than the first half of 2015, primarily reflecting higher listed cash equity and futures volumes in the United States, partially offset by lower listed cash equity volumes in Asia, both consistent with market volumes in these regions.

Market-making revenues on the condensed consolidated statements of earnings were $4.35 billion for the first half of 2016, 30% lower than the first half of 2015, due to significantly lower revenues across most major fixed income and equity products, reflecting the impact of difficult market-making conditions during the year, particularly during the first quarter of 2016.

Other principal transactions revenues on the condensed consolidated statements of earnings were $815 million for the first half of 2016, 75% lower than the first half of 2015, primarily due to a significant decrease in revenues from investments in both private and public equities, which were negatively impacted by generally lower global equity prices and corporate performance, particularly during the first quarter of 2016. Revenues in debt securities and loans were also significantly lower compared with the first half of 2015, due to significantly lower revenues related to loans and lending commitments to institutional clients (including higher provision for losses) and lower net gains from investments.

Net Interest Income. Net interest income on the condensed consolidated statements of earnings was $1.64 billion for the first half of 2016, 8% higher than the first half of 2015. Interest income increased primarily due to an increase in total average loans receivable, the impact of higher interest rates on collateralized agreements and higher interest income related to other interest-earning assets. Net interest income also reflected an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities and deposits, and an increase in total average interest-bearing deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

Goldman Sachs June 2016 Form 10-Q	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the context of the challenging environment, the firm completed an initiative during the first and second quarters of 2016 that identified areas where we can operate more efficiently, resulting in a reduction of approximately $700 million in annual run rate compensation. For full year 2016, we currently expect net savings from this initiative, after severance and other related costs, in excess of $350 million.

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Compensation and benefits	$ 3,331	$ 3,809	$ 5,993	$ 8,268

Brokerage, clearing, exchange and distribution fees	625	647	1,316	1,285

Market development	112	147	234	286

Communications and technology	205	203	402	401

Depreciation and amortization	245	265	484	484

Occupancy	181	186	364	390

Professional fees	231	250	451	461

Other expenses	539	1,836	987	2,451
Total non-compensation expenses	2,138	3,534	4,238	5,758
Total operating expenses	$ 5,469	$ 7,343	$10,231	$14,026
Total staff at period-end	34,800	34,900

Three Months Ended June 2016 versus June 2015. Operating expenses on the condensed consolidated statements of earnings were $5.47 billion for the second quarter of 2016, 26% lower than the second quarter of 2015. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $3.33 billion for the second quarter of 2016, 13% lower than the second quarter of 2015, reflecting a decrease in net revenues. Total staff decreased 5% during the second quarter of 2016.

Non-compensation expenses on the condensed consolidated statements of earnings were $2.14 billion for the second quarter of 2016, 40% lower than the second quarter of 2015, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. In addition, market development expenses were lower compared with the second quarter of 2015. Net provisions for litigation and regulatory proceedings for the second quarter of 2016 were $126 million compared with $1.45 billion for the second quarter of 2015.

Six Months Ended June 2016 versus June 2015. Operating expenses on the condensed consolidated statements of earnings were $10.23 billion for the first half of 2016, 27% lower than the first half of 2015. The accrual for compensation and benefits expenses on the condensed consolidated statements of earnings was $5.99 billion for the first half of 2016, 28% lower than the first half of 2015, reflecting a decrease in net revenues. The ratio of compensation and benefits to net revenues for the first half of 2016 was 42.0%, unchanged compared with the first half of 2015. Total staff decreased 5% during the first half of 2016.

Non-compensation expenses on the condensed consolidated statements of earnings were $4.24 billion for the first half of 2016, 26% lower than the first half of 2015, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. In addition, market development expenses were lower compared with the first half of 2015. Net provisions for litigation and regulatory proceedings for the first half of 2016 were $203 million compared with $1.64 billion for the first half of 2015.

Provision for Taxes

The effective income tax rate for the first half of 2016 was 26.8%, down from 28.0% for the first quarter of 2016 and down from the full year tax rate of 30.7% for 2015. The decrease compared with the first quarter of 2016 reflected the resolution of certain tax matters, including the receipt of a ruling with respect to the taxation of certain non-U.S. investments. The decrease compared with the full year tax rate for 2015 was primarily due to a decrease related to the impact of non-deductible provisions for mortgage-related litigation and regulatory matters in 2015, partially offset by the impact of changes in tax law on deferred tax assets in 2015 and an increase related to higher enacted tax rates impacting Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB) beginning in 2016.

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

106	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings/(loss) of our segments.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Investment Banking
Net revenues	$1,787	$2,019	$ 3,250	$ 3,924

Operating expenses	1,095	1,157	1,857	2,261
Pre-tax earnings	$ 692	$ 862	$ 1,393	$ 1,663
Institutional Client Services
Net revenues	$3,681	$3,601	$ 7,124	$ 9,060

Operating expenses	2,702	4,008	5,123	7,579
Pre-tax earnings/(loss)	$ 979	$ (407)	$ 2,001	$ 1,481
Investing & Lending
Net revenues	$1,111	$1,801	$ 1,198	$ 3,470

Operating expenses	581	853	1,024	1,590
Pre-tax earnings	$ 530	$ 948	$ 174	$ 1,880
Investment Management
Net revenues	$1,353	$1,648	$ 2,698	$ 3,232

Operating expenses	1,091	1,325	2,227	2,596
Pre-tax earnings	$ 262	$ 323	$ 471	$ 636
Total net revenues	$7,932	$9,069	$14,270	$19,686

Total operating expenses	5,469	7,343	10,231	14,026
Total pre-tax earnings	$2,463	$1,726	$ 4,039	$ 5,660

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the condensed consolidated financial statements for further information about our business segments.

The cost drivers of Goldman Sachs taken as a whole, compensation, headcount and levels of business activity, are broadly similar in each of our business segments. Compensation and benefits expenses within our segments reflect, among other factors, the overall performance of Goldman Sachs as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A description of segment operating results follows.

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Financial Advisory	$ 794	$ 821	$1,565	$1,782
Equity underwriting	269	595	452	1,128

Debt underwriting	724	603	1,233	1,014
Total Underwriting	993	1,198	1,685	2,142
Total net revenues	1,787	2,019	3,250	3,924

Operating expenses	1,095	1,157	1,857	2,261
Pre-tax earnings	$ 692	$ 862	$1,393	$1,663

The table below presents our financial advisory and underwriting transaction volumes (Source: Thomson Reuters).

	Three Months Ended June		Six Months Ended June
$ in billions	2016	2015	2016	2015
Mergers and acquisitions:
Announced	$227	$428	$447	$614

Completed	332	259	595	572

Equity and equity-related offerings	10	23	20	48

Debt offerings	68	71	145	142

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

Goldman Sachs June 2016 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. In mergers and acquisitions, industry-wide completed activity for the first half of 2016 declined slightly compared with the level of activity during the first half of 2015, but it continued to be strong, benefiting from a record level of announced transactions in the prior year. Industry-wide announced activity continued to be robust, with activity picking up during the second quarter from the first quarter. However, the pace of announced activity slowed significantly compared with the strong level of activity throughout 2015. In underwriting, challenging equity markets and macroeconomic concerns that have existed since the second half of 2015 continued to weigh on industry-wide equity underwriting activity during the second quarter of 2016, although industry-wide activity levels improved sequentially from low levels. This compares with strong activity levels in the first half of 2015, which benefited from favorable equity market conditions. Industry-wide debt underwriting activity during the second quarter of 2016 increased compared with the first quarter of 2016, including improved activity levels in leveraged finance. Industry-wide debt underwriting activity during the first half of 2016 was also higher compared with the level of activity during the first half of 2015. In the future, if client activity levels in mergers and acquisitions or equity underwriting continue the downward trend as compared to the level of activity in 2015, or if client activity levels in debt underwriting decline, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended June 2016 versus June 2015. Net revenues in Investment Banking were $1.79 billion for the second quarter of 2016, 11% lower than the second quarter of 2015.

Net revenues in Financial Advisory were $794 million, 3% lower compared with a strong second quarter of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $993 million, 17% lower compared with a strong second quarter of 2015, due to significantly lower net revenues in equity underwriting, primarily reflecting a significant decline in industry-wide activity. Net revenues in debt underwriting were significantly higher compared with the second quarter of 2015, reflecting significantly higher net revenues from asset-backed activity.

Operating expenses were $1.10 billion for the second quarter of 2016, 5% lower than the second quarter of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $692 million in the second quarter of 2016, 20% lower than the second quarter of 2015.

As of June 2016, our investment banking transaction backlog decreased compared with both the end of the first quarter of 2016 and the end of the second quarter of 2015. The decrease compared with the end of the first quarter of 2016 was due to lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions. These declines were partially offset by slightly higher estimated net revenues from potential equity underwriting transactions.

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

Six Months Ended June 2016 versus June 2015. Net revenues in Investment Banking were $3.25 billion for the first half of 2016, 17% lower than the first half of 2015.

Net revenues in Financial Advisory were $1.57 billion, 12% lower compared with a strong first half of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $1.69 billion, 21% lower compared with a strong first half of 2015, due to significantly lower net revenues in equity underwriting, reflecting low levels of industry-wide activity during the year, particularly during the first quarter of 2016. Net revenues in debt underwriting were significantly higher compared with the first half of 2015, primarily reflecting significantly higher net revenues from asset-backed activity.

Operating expenses were $1.86 billion for the first half of 2016, 18% lower than the first half of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $1.39 billion in the first half of 2016, 16% lower than the first half of 2015.

108	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the first half of 2016, our investment banking transaction backlog significantly decreased due to significantly lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions compared with strong levels at the end of 2015. These declines were partially offset by higher estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings.

Institutional Client Services

Our Institutional Client Services segment is comprised of:

Fixed Income, Currency and Commodities Client Execution. Includes client execution activities related to making markets in both cash and derivative instruments for interest rate products, credit products, mortgages, currencies and commodities.

•

Interest Rate Products. Government bonds (including inflation-linked securities) across maturities, other government-backed securities, repurchase agreements, and interest rate swaps, options and other interest rate derivatives.

•

Credit Products. Investment-grade corporate securities, high-yield securities, credit derivatives, exchange-traded funds, bank and bridge loans, municipal securities, emerging market and distressed debt, and trade claims.

•

Mortgages. Commercial mortgage-related securities, loans and derivatives, residential mortgage-related securities, loans and derivatives (including U.S. government agency-issued collateralized mortgage obligations and other securities and loans), and other asset-backed securities, loans and derivatives.

•	Currencies. Currency options, spot/forwards and other derivatives on G-10 currencies and emerging-market products.

•

Commodities. Commodity derivatives and, to a lesser extent, physical commodities, involving crude oil and petroleum products, natural gas, base, precious and other metals, electricity, coal, agricultural and other commodity products.

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

As a market maker, we facilitate transactions in both liquid and less liquid markets, primarily for institutional clients, such as corporations, financial institutions, investment funds and governments, to assist clients in meeting their investment objectives and in managing their risks. In this role, we seek to earn the difference between the price at which a market participant is willing to sell an instrument to us and the price at which another market participant is willing to buy it from us, and vice versa (i.e., bid/offer spread). In addition, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory in order to actively manage our risk exposures that arise from these market-making activities. Our market-making inventory is recorded in financial instruments owned, at fair value (long positions) or financial instruments sold, but not yet purchased, at fair value (short positions) on our condensed consolidated statements of financial condition.

Our results are influenced by a combination of interconnected drivers, including client activity levels, bid/offer spreads, changes in the fair value of our inventory, and interest income and interest expense related to the holding and funding of our inventory. The amount and composition of our net revenues vary over time as these drivers are impacted by multiple interrelated factors affecting economic and market conditions, including volatility and liquidity in the market, changes in interest rates, currency exchange rates, credit spreads, equity prices and commodity prices, investor confidence, and other macroeconomic concerns and uncertainties.

In general, assuming all other market-making conditions remain constant, increases in client activity levels or bid/offer spreads tend to result in increases in net revenues, and decreases tend to have the opposite effect. However, changes in market-making conditions can materially impact client activity levels and bid/offer spreads, as well as the fair value of our inventory. For example, a decrease in liquidity in the market could have the impact of (i) increasing our bid/offer spread, (ii) decreasing investor confidence and thereby decreasing client activity levels, and (iii) wider credit spreads on our inventory positions.

Goldman Sachs June 2016 Form 10-Q	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Fixed Income, Currency and Commodities Client Execution	$1,927	$1,604	$3,590	$4,738
Equities client execution	587	787	1,057	1,911

Commissions and fees	745	767	1,623	1,575

Securities services	422	443	854	836
Total Equities	1,754	1,997	3,534	4,322
Total net revenues	3,681	3,601	7,124	9,060

Operating expenses	2,702	4,008	5,123	7,579
Pre-tax earnings/(loss)	$ 979	$ (407)	$2,001	$1,481

Operating Environment. Challenging trends in the operating environment for Institutional Client Services that existed throughout the second half of 2015 continued during the first quarter of 2016, including concerns and uncertainties about global growth and central bank activity. These concerns contributed to significant price pressure at the beginning of the year across both equity and fixed income markets. At the start of the second quarter of 2016, market-making conditions improved in many businesses as these concerns moderated. Volatility declined during the second quarter with the VIX down to 13 at its lowest point after reaching high levels in February. In addition, equity markets in the United States were relatively stable with the Dow Jones Industrial Average and the S&P 500 Index ending the second quarter up 1% and 2%, respectively, while the NYSE and NASDAQ average share volumes declined 12% and 10%, respectively, during the second quarter. Oil and natural gas prices rebounded 26% to $48 per barrel (WTI) and 49% to $2.92 per million British thermal units, respectively, though they remained at low levels, and liquidity in credit markets normalized. However, the market became increasingly focused on the political uncertainty and economic implications surrounding the potential exit of the United Kingdom from the European Union. In response to the “leave vote,” the MSCI World Index declined 7% in two days and volumes generally spiked, both of which largely reversed shortly thereafter. In addition, equity markets in Asia continued to decline with the Nikkei 225 Index and the Shanghai Composite Index down 18% and 17%, respectively, during the first half of 2016. These concerns, coupled with continued low interest rates, impacted client sentiment, risk appetite and activity levels throughout the second quarter of 2016. If the trend of macroeconomic concerns continues over the long term and activity levels continue to decline, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended June 2016 versus June 2015. Net revenues in Institutional Client Services were $3.68 billion for the second quarter of 2016, 2% higher than the second quarter of 2015.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.93 billion for the second quarter of 2016, 20% higher than the second quarter of 2015, due to significantly higher net revenues in currencies and credit products, as well as higher net revenues in interest rate products and commodities. The increases in currencies and commodities reflected improved market-making conditions compared with the second quarter of 2015, while the increases in credit products and interest rate products primarily reflected higher client activity levels. These increases were partially offset by significantly lower net revenues in mortgages, primarily reflecting the impact of less favorable market-making conditions.

Net revenues in Equities were $1.75 billion for the second quarter of 2016, 12% lower than the second quarter of 2015, primarily reflecting significantly lower net revenues in equities client execution, due to significantly lower net revenues in both cash products and derivatives in Asia. In addition, net revenues in securities services were slightly lower, reflecting the impact of lower average customer balances, and commissions and fees were also slightly lower, reflecting lower listed cash equity volumes in Asia, generally consistent with market volumes in this region.

The firm elects the fair value option for certain unsecured borrowings. For the second quarter of 2015, the fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $185 million ($153 million and $32 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively). In the first quarter of 2016, the firm early adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for the second quarter of 2016 was a loss of $79 million ($50 million, net of tax). See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2016-01.

Operating expenses were $2.70 billion for the second quarter of 2016, 33% lower than the second quarter of 2015, due to significantly lower net provisions for mortgage-related litigation and regulatory matters. The second quarter of 2015 included $1.45 billion in net provisions for such matters. Pre-tax earnings were $979 million in the second quarter of 2016, compared with pre-tax loss of $407 million in the second quarter of 2015.

110	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2016 versus June 2015. Net revenues in Institutional Client Services were $7.12 billion for the first half of 2016, 21% lower than the first half of 2015.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $3.59 billion for the first half of 2016, 24% lower than the first half of 2015, due to lower net revenues across all major businesses, reflecting the impact of difficult market-making conditions during the year, particularly during the first quarter of 2016. Net revenues in mortgages were significantly lower, reflecting less favorable market-making conditions, including wider spreads. Net revenues were significantly lower in currencies and lower in interest rate products compared with the first half of 2015, reflecting favorable market-making conditions during the first quarter of 2015. Net revenues also declined significantly in commodities, due to significantly lower client activity, reflecting the impact of low energy prices. Net revenues in credit products were lower compared with the first half of 2015, reflecting the difficult market-making conditions, particularly in Europe, during the first quarter of 2016.

Net revenues in Equities were $3.53 billion for the first half of 2016, 18% lower than the first half of 2015, due to significantly lower net revenues in equities client execution compared with a strong first half of 2015, reflecting significantly lower net revenues in both cash products and derivatives, primarily in Asia. These results were partially offset by slightly higher commissions and fees, primarily reflecting higher listed cash equity and futures volumes in the United States, partially offset by lower listed cash equity volumes in Asia, both consistent with market volumes in these regions. Net revenues in securities services were also slightly higher compared with the first half of 2015.

The firm elects the fair value option for certain unsecured borrowings. For the first half of 2015, the fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $141 million ($121 million and $20 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively). In the first quarter of 2016, the firm early adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for the first half of 2016 was a loss of $103 million ($62 million, net of tax). See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2016-01.

Operating expenses were $5.12 billion for the first half of 2016, 32% lower than the first half of 2015, due to significantly lower net provisions for mortgage-related litigation and regulatory matters, and decreased compensation and benefits expenses, reflecting lower net revenues. The first half of 2015 included $1.45 billion in net provisions for mortgage-related litigation and regulatory matters. Pre-tax earnings were $2.00 billion in the first half of 2016, 35% higher than the first half of 2015.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Equity securities	$ 626	$1,254	$ 626	$2,414

Debt securities and loans	485	547	572	1,056
Total net revenues	1,111	1,801	1,198	3,470

Operating expenses	581	853	1,024	1,590
Pre-tax earnings	$ 530	$ 948	$ 174	$1,880

Operating Environment. Following difficult market conditions and the impact of a challenging macroeconomic environment on corporate performance, particularly in the energy sector, in the first quarter of 2016, market conditions generally improved during the second quarter as macroeconomic concerns moderated. Global equity markets generally were stable for most of the quarter, contributing to net gains from investments in public equities, compared with generally lower markets in the first quarter. If macroeconomic concerns continue to negatively affect corporate performance or global equity markets decline, net revenues in Investing & Lending would likely continue to be negatively impacted.

Three Months Ended June 2016 versus June 2015. Net revenues in Investing & Lending were $1.11 billion for the second quarter of 2016, 38% lower compared with a solid second quarter of 2015, primarily due to a significant decrease in net gains from investments in both private and public equities, reflecting lower net gains from corporate performance and less favorable global equity markets. Net revenues in debt securities and loans were lower compared with the second quarter of 2015, primarily reflecting lower net gains from investments, partially offset by higher net interest income.

Goldman Sachs June 2016 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $581 million for the second quarter of 2016, 32% lower than the second quarter of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $530 million in the second quarter of 2016, 44% lower than the second quarter of 2015.

Six Months Ended June 2016 versus June 2015. Net revenues in Investing & Lending were $1.20 billion for the first half of 2016, 65% lower than the first half of 2015, primarily due to a significant decrease in net revenues from investments in both private and public equities, which were negatively impacted by generally lower global equity prices and corporate performance, particularly during the first quarter of 2016. Net revenues in debt securities and loans were also significantly lower compared with the first half of 2015, due to significantly lower net revenues related to loans and lending commitments to institutional clients (including higher provision for losses) and lower net gains from investments, partially offset by higher net interest income.

Operating expenses were $1.02 billion for the first half of 2016, 36% lower than the first half of 2015, due to lower compensation and benefits expenses, reflecting lower net revenues, and lower expenses related to consolidated investments. Pre-tax earnings were $174 million in the first half of 2016, compared with pre-tax earnings of $1.88 billion in the first half of 2015.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points and 40 basis points for the three months ended June 2016 and June 2015, respectively, and 35 basis points and 39 basis points for the six months ended June 2016 and June 2015, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance target. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Management and other fees	$1,181	$1,245	$2,346	$2,439

Incentive fees	37	263	83	517

Transaction revenues	135	140	269	276
Total net revenues	1,353	1,648	2,698	3,232

Operating expenses	1,091	1,325	2,227	2,596
Pre-tax earnings	$ 262	$ 323	$ 471	$ 636

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of
	June		December 2015
$ in billions	2016	2015
Assets under management	$1,126	$1,032	$1,078

Other client assets	184	150	174
Total AUS	$1,310	$1,182	$1,252
Asset Class
Alternative investments	$ 150	$ 145	$ 148

Equity	254	249	252

Fixed income	581	525	546
Long-term AUS	985	919	946

Liquidity products	325	263	306
Total AUS	$1,310	$1,182	$1,252
Distribution Channel
Institutional	$ 489	$ 427	$ 471

High-net-worth individuals	391	372	369

Third-party distributed	430	383	412
Total AUS	$1,310	$1,182	$1,252

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

112	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended June		Six Months Ended June
$ in billions	2016	2015	2016	2015
Balance, beginning of period	$1,287	$1,177	$1,252	$1,178

Net inflows/(outflows)
Alternative investments	2	2	3	—

Equity	(4)	2	—	7

Fixed income	3	10	8	14
Long-term AUS net inflows/(outflows)	1	14	11	21

Liquidity products	3	(6)	19	(20)
Total AUS net inflows/(outflows)	4	8	30	1

Net market appreciation/(depreciation)	19	(3)	28	3
Balance, end of period	$1,310	$1,182	$1,310	$1,182

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2016	2015	2016	2015
Alternative investments	$ 148	$ 144	$ 147	$ 144

Equity	255	250	249	245

Fixed income	572	523	563	521
Long-term AUS	975	917	959	910

Liquidity products	323	262	317	267
Total AUS	$1,298	$1,179	$1,276	$1,177

Operating Environment. During the second quarter of 2016, market conditions generally improved from a challenging first quarter as asset prices improved slightly, resulting in appreciation in our client assets in both fixed income and equity assets. Also, our assets under supervision continued to grow meaningfully during the first and second quarters of 2016 driven by net inflows and net market appreciation. However, the mix of average assets under supervision during the first half of 2016 shifted slightly from long-term assets under supervision to liquidity products, consistent with the trend that existed throughout most of 2015. In addition, assets under supervision have also been impacted by inflows to advisory services and outflows from actively-managed mutual funds. Limited harvesting opportunities for our fund investments as a result of a difficult environment during the first half of 2016 impacted incentive fees. In the future, if asset prices decline, or investors continue the trend of favoring assets that typically generate lower fees or if investors withdraw their assets, net revenues in Investment Management would likely continue to be negatively impacted.

Three Months Ended June 2016 versus June 2015. Net revenues in Investment Management were $1.35 billion for the second quarter of 2016, 18% lower than the second quarter of 2015, primarily reflecting significantly lower incentive fees. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision. During the quarter, total assets under supervision increased $23 billion to $1.31 trillion. Long-term assets under supervision increased $20 billion, reflecting net market appreciation of $19 billion, primarily in fixed income and equity assets, and net inflows of $1 billion. In addition, liquidity products increased $3 billion.

Operating expenses were $1.09 billion for the second quarter of 2016, 18% lower than the second quarter of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $262 million in the second quarter of 2016, 19% lower than the second quarter of 2015.

Six Months Ended June 2016 versus June 2015. Net revenues in Investment Management were $2.70 billion for the first half of 2016, 17% lower than the first half of 2015, primarily reflecting significantly lower incentive fees. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision. During the first half of 2016, total assets under supervision increased $58 billion to $1.31 trillion. Long-term assets under supervision increased $39 billion, due to net inflows of $11 billion and net market appreciation of $28 billion, both primarily in fixed income assets. In addition, liquidity products increased $19 billion.

Operating expenses were $2.23 billion for the first half of 2016, 14% lower than the first half of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $471 million in the first half of 2016, 26% lower than the first half of 2015.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs June 2016 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet and Funding Sources

Balance Sheet Management

One of our risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet also reflects factors including (i) our overall risk tolerance, (ii) the amount of equity capital we hold and (iii) our funding profile, among other factors. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for information about our equity capital management process.

Although our balance sheet fluctuates on a day-to-day basis, our total assets at quarter-end and year-end dates are generally not materially different from those occurring within our reporting periods.

In order to ensure appropriate risk management, we seek to maintain a sufficiently liquid balance sheet and have processes in place to dynamically manage our assets and liabilities which include (i) quarterly planning, (ii) business-specific limits, (iii) monitoring of key metrics and (iv) scenario analyses.

Quarterly Planning. We prepare a quarterly balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources for the upcoming quarter. The objectives of this quarterly planning process are:

•	To develop our near-term balance sheet projections, taking into account the general state of the financial markets and expected business activity levels, as well as regulatory requirements;

•

To allow business risk managers and managers from our independent control and support functions to objectively evaluate balance sheet limit requests from business managers in the context of the firm’s overall balance sheet constraints, including the firm’s liability profile and equity capital levels, and key metrics; and

•	To inform the target amount, tenor and type of funding to raise, based on our projected assets and forecasted maturities.

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

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business and aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions. Requests for changes in limits are evaluated after giving consideration to their impact on key firm metrics. Compliance with limits is monitored on a daily basis by business risk managers, as well as managers in our independent control and support functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, aged inventory, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

114	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario Analyses. We conduct various scenario analyses including as part of the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” below for further information about these scenario analyses. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

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

The table below presents our balance sheet allocation.

	As of
$ in millions	June 2016	December 2015
Global Core Liquid Assets (GCLA)	$211,255	$199,120

Other cash	8,673	9,180
GCLA and cash	219,928	208,300

Secured client financing	233,227	221,325

Inventory	207,995	208,836

Secured financing agreements	67,714	63,495

Receivables	46,381	39,976
Institutional Client Services	322,090	312,307

Public equity	3,451	3,991

Private equity	17,374	16,985

Debt [1]	22,633	23,216

Loans receivable	48,212	45,407

Other	5,433	4,646
Investing & Lending	97,103	94,245
Total inventory and related assets	419,193	406,552

Other assets	24,495	25,218
Total assets	$896,843	$861,395

1.

Includes $15.57 billion and $17.29 billion as of June 2016 and December 2015, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value.

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

•

Institutional Client Services. In Institutional Client Services, we maintain inventory positions to facilitate market making in fixed income, equity, currency and commodity products. Additionally, as part of market-making activities, we enter into resale or securities borrowing arrangements to obtain securities or use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. The receivables in Institutional Client Services primarily relate to securities transactions.

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

Goldman Sachs June 2016 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of June 2016
Cash and cash equivalents	$103,293	$ —	$ —	$ —	$103,293

Cash and securities segregated for regulatory and other purposes	—	64,620	—	—	64,620

Securities purchased under agreements to resell and federal funds sold	56,016	33,251	16,447	1,461	107,175

Securities borrowed	32,812	106,536	51,267	—	190,615

Receivables from brokers, dealers and clearing organizations	—	4,479	22,252	—	26,731

Receivables from customers and counterparties	—	24,341	24,129	3,240	51,710

Loans receivable	—	—	—	48,212	48,212

Financial instruments owned, at fair value	27,807	—	207,995	44,190	279,992
Subtotal	$219,928	$233,227	$322,090	$97,103	$872,348

Other assets					24,495
Total assets					$896,843
As of December 2015
Cash and cash equivalents	$ 75,105	$ —	$ —	$ —	$ 75,105

Cash and securities segregated for regulatory and other purposes	—	56,838	—	—	56,838

Securities purchased under agreements to resell and federal funds sold	60,092	42,786	16,368	1,659	120,905

Securities borrowed	33,260	91,712	47,127	—	172,099

Receivables from brokers, dealers and clearing organizations	—	5,912	19,541	—	25,453

Receivables from customers and counterparties	—	24,077	20,435	1,918	46,430

Loans receivable	—	—	—	45,407	45,407

Financial instruments owned, at fair value	39,843	—	208,836	45,261	293,940
Subtotal	$208,300	$221,325	$312,307	$94,245	$836,177

Other assets					25,218
Total assets					$861,395

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2015 to June 2016.

Balance Sheet Analysis and Metrics

As of June 2016, total assets on our condensed consolidated statements of financial condition were $896.84 billion, an increase of $35.45 billion from December 2015, primarily reflecting increases in cash and cash equivalents of $28.19 billion, securities borrowed of $18.52 billion and cash and securities segregated for regulatory and other purposes of $7.78 billion, partially offset by decreases in financial instruments owned, at fair value of $13.95 billion and securities purchased under agreements to resell and federal funds sold of $13.73 billion. The increase in cash and cash equivalents was primarily due to an increase in deposits, reflecting the acquisition of GE Capital Bank’s online deposit platform. The increases in securities borrowed and cash and securities segregated for regulatory and other purposes reflected changes in firm and client activity. The decrease in financial instruments owned, at fair value primarily reflected decreases in equities and convertible debentures and U.S. government and federal agency obligations related to market-making activity, partially offset by the impact of movements in interest rates and currencies on derivative valuations. The decrease in securities purchased under agreements to resell and federal funds sold reflected firm and client activity.

As of June 2016, total liabilities on our condensed consolidated statements of financial condition were $810.33 billion, an increase of $35.66 billion from December 2015, primarily reflecting increases in deposits of $26.19 billion, unsecured long-term borrowings of $8.31 billion and financial instruments sold, but not yet purchased, at fair value of $7.70 billion, partially offset by a decrease in securities sold under agreements to repurchase, at fair value of $8.54 billion. The increase in deposits reflected the acquisition of GE Capital Bank’s online deposit platform, and the increase in unsecured long-term borrowings was primarily due to net new issuances. The increase in financial instruments sold, but not yet purchased, at fair value primarily reflected the impact of movements in interest rates on derivative valuations and an increase in non-U.S. government and agency obligations related to market-making activity. Securities sold under agreements to repurchase, at fair value decreased reflecting the impact of firm and client activity.

116	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of June 2016 and December 2015, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $77.53 billion and $86.07 billion, respectively, which were 4% lower and 3% higher, respectively, compared with the daily average amounts of repurchase agreements over the respective quarters. As of June 2016, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from the impact of firm and client activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	June 2016	December 2015
Total assets	$896,843	$861,395

Unsecured long-term borrowings	$183,732	$175,422

Total shareholders’ equity	$ 86,514	$ 86,728

Leverage ratio	10.4x	9.9x

Debt to equity ratio	2.1x	2.0x

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

	As of
$ in millions, except per share amounts	June 2016	December 2015
Total shareholders’ equity	$ 86,514	$ 86,728

Less: Preferred stock	(11,203)	(11,200)
Common shareholders’ equity	75,311	75,528

Less: Goodwill and identifiable intangible assets	(4,145)	(4,148)
Tangible common shareholders’ equity	$ 71,166	$ 71,380
Book value per common share	$ 176.62	$ 171.03

Tangible book value per common share	166.90	161.64

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements, of 426.4 million and 441.6 million as of June 2016 and December 2015, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by common shares outstanding, including RSUs granted to employees with no future service requirements) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings, demand and time deposits through internal and third-party broker-dealers, as well as from retail and institutional customers; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments and other methods.

Goldman Sachs June 2016 Form 10-Q	117

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of June 2016 and December 2015, secured funding included in “Collateralized financings” on the condensed consolidated statements of financial condition was $107.03 billion and $114.44 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis, especially during times of market stress. Substantially all of our secured funding, excluding funding collateralized by liquid government obligations, is executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment-grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the condensed consolidated financial statements for further information about the classification of financial instruments in the fair value hierarchy and “Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding, excluding funding that can only be collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of June 2016.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of June 2016, our outstanding borrowings against the FHLB were $2.42 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of June 2016.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	$ —	$ —	$4,864	$3,680	$ 8,544

2018	9,104	8,320	4,758	3,698	25,880

2019	6,781	6,226	2,466	7,016	22,489

2020	4,606	7,718	5,651	995	18,970

2021	2,734	3,861	5,308	3,576	15,479

2022 - thereafter					92,370
Total					$183,732

The weighted average maturity of our unsecured long-term borrowings as of June 2016 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a majority of the amount of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

118	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. We raise deposits mainly through GS Bank USA and GSIB. As of June 2016 and December 2015, our deposits were $123.71 billion and $97.52 billion, respectively. See Note 14 to the condensed consolidated financial statements for further information about our deposits.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings, including hybrid financial instruments, to finance liquid assets and for other cash management purposes. In light of regulatory developments, since the third quarter of 2015, Group Inc. has not issued debt with an original maturity of less than one year and currently does not expect to issue short-term debt in the future.

As of June 2016 and December 2015, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $42.85 billion and $42.79 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

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

Goldman Sachs June 2016 Form 10-Q	119

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

•

Stress Testing. Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST, and are designed to capture our specific vulnerabilities and risks. We provide additional information about our stress test processes and a summary of the results on our web site as described in “Available Information” below.

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

We submitted our 2016 CCAR in April 2016 and the Federal Reserve Board informed us that it did not object to our capital actions, including the potential repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the third quarter of 2016 through the second quarter of 2017. We published a summary of our annual DFAST results in June 2016. See “Available Information” below.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2016 annual DFAST stress results to the Federal Reserve Board in April 2016 and published a summary of its results in June 2016. See “Available Information” below.

120	Goldman Sachs June 2016 Form 10-Q

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of June 2016, approximately two-thirds of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of June 2016, the remaining share authorization under our existing repurchase program was 42.0 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the June 2016 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

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

In addition, GS Bank USA is required to submit a resolution plan to the FDIC and, accordingly, submitted its 2015 resolution plan on September 1, 2015. GS Bank USA has not yet received supervisory feedback on its 2015 resolution plan. In July 2016, GS Bank USA received notification from the FDIC that its resolution plan submission date was extended to October 1, 2017 and the 2016 resolution plan requirement will be satisfied by the submission of the 2017 resolution plan.

Goldman Sachs June 2016 Form 10-Q	121

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

We calculate our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of June 2016 and December 2015.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of June 2016 and December 2015, and for additional information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of June 2016, as well as the estimated minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	June 2016 Minimum Ratio	January 2019 Estimated Minimum Ratio
CET1 ratio	5.875%	9.5%

Tier 1 capital ratio	7.375%	11.0%

Total capital ratio	9.375%	13.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum ratios as of June 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent.

•

The estimated minimum ratios as of January 2019 reflect (i) the fully phased-in capital conservation buffer (2.5%), (ii) the fully phased-in G-SIB buffer (2.5%), and (iii) the counter-cyclical capital buffer of zero percent. The G-SIB buffer of 2.5% is estimated based on 2015 financial data, a reduction from the 3.0% buffer effective January 1, 2016. The G-SIB buffer in the future may differ from this estimate due to additional guidance from our regulators and/or positional changes.

•

As of June 2016, in order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

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

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

122	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	June 2016	December 2015
Common shareholders’ equity	$ 75,311	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,055)	(3,044)

Deductions for investments in nonconsolidated financial institutions	(1,383)	(2,274)

Other adjustments	(1,269)	(1,409)
Total Common Equity Tier 1	69,604	68,801
Preferred stock	11,203	11,200

Deduction for investments in covered funds	(456)	(413)

Other adjustments	(73)	(128)
Tier 1 capital	$ 80,278	$ 79,460
Standardized Tier 2 and Total capital
Tier 1 capital	$ 80,278	$ 79,460

Qualifying subordinated debt	14,707	15,132

Allowance for losses on loans and lending commitments	724	602

Other adjustments	(26)	(19)
Standardized Tier 2 capital	15,405	15,715
Standardized Total capital	$ 95,683	$ 95,175
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 80,278	$ 79,460

Standardized Tier 2 capital	15,405	15,715

Allowance for losses on loans and lending commitments	(724)	(602)
Basel III Advanced Tier 2 capital	14,681	15,113
Basel III Advanced Total capital	$ 94,959	$ 94,573
RWAs
Standardized	$530,275	$534,135

Basel III Advanced	590,536	587,319
CET1 ratio
Standardized	13.1%	12.9%

Basel III Advanced	11.8%	11.7%
Tier 1 capital ratio
Standardized	15.1%	14.9%

Basel III Advanced	13.6%	13.5%
Total capital ratio
Standardized	18.0%	17.8%

Basel III Advanced	16.1%	16.1%

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

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.67 billion and $3.66 billion as of June 2016 and December 2015, respectively, and identifiable intangible assets of $476 million and $491 million as of June 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.09 billion as of June 2016 and $1.10 billion as of December 2015.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2015 to June 2016 primarily reflects reductions in our fund investments.

•

The deduction for investments in covered funds represents our aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with our market-making activities. This deduction was not subject to a transition period. See “Regulatory and Other Developments” below for further information about the Volcker Rule.

•

Other adjustments within CET1 primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, credit valuation adjustments on derivative liabilities, debt valuation adjustments and other required credit risk-based deductions.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 to the condensed consolidated financial statements for additional information about our subordinated debt.

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of June 2016 and December 2015.

Goldman Sachs June 2016 Form 10-Q	123

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

As of June 2016 and December 2015, our supplementary leverage ratio was 6.1% and 5.9%, respectively, based on Tier 1 capital on a fully phased-in basis of $80.28 billion and $79.46 billion, respectively, divided by total leverage exposure of $1.31 trillion (total daily average assets for the quarter of $892 billion plus adjustments of $415 billion) and $1.34 trillion (total daily average assets for the quarter of $878 billion plus adjustments of $465 billion), respectively. Within total leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposures related to derivatives, secured financing transactions, commitments and guarantees.

This supplementary leverage ratio is based on our current interpretation and understanding of the U.S. federal bank regulatory agencies’ final rule and may evolve as we discuss its interpretation and application with our regulators. See “Regulatory and Other Developments” below for information about the Basel Committee’s proposal on the supplementary leverage ratio.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. As of June 2016, GS Bank USA’s supplementary leverage ratio was 7.3%, based on Tier 1 capital on a fully phased-in basis of $23.72 billion, divided by total leverage exposure of $327 billion (total daily average assets for the quarter of $161 billion plus adjustments of $166 billion). As of December 2015, GS Bank USA’s supplementary leverage ratio was 7.1%, based on Tier 1 capital on a fully phased-in basis of $23.02 billion, divided by total leverage exposure of $324 billion (total daily average assets for the quarter of $134 billion plus adjustments of $190 billion). This supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

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

124	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios.

	June 2016 Minimum Ratio	December 2015 Minimum Ratio
CET1 ratio	6.537%	6.1%

Tier 1 capital ratio	8.515%	8.2%

Total capital ratio	11.144%	10.9%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of June 2016, GSI had a CET1 ratio of 11.7%, a Tier 1 capital ratio of 11.7% and a Total capital ratio of 15.7%. Each of these ratios includes approximately 46 basis points attributable to results for the six months ended June 2016. These ratios will be finalized upon the completion of GSI’s June 2016 financial statements. As of December 2015, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.6%. The decrease in GSI’s capital ratios from December 2015 to June 2016 is primarily due to an increase in credit RWAs principally reflecting an increase in derivatives due to higher counterparty credit risk and increased exposures.

CRD IV, as amended by the European Commission Delegated Act (the Delegated Act), introduced a new leverage ratio, which compares CRD IV’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets less Tier 1 capital deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures, securities financing transactions and commitments. The Delegated Act does not currently include a minimum leverage ratio requirement; however, the Basel Committee has proposed a minimum requirement of 3%. Any required minimum ratio is expected to become effective for GSI on January 1, 2018. As of June 2016 and December 2015, GSI had a leverage ratio of 3.5% and 3.6%, respectively. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss its interpretation and application with GSI’s regulators.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2016 and December 2015, Group Inc.’s equity investment in subsidiaries was $88.30 billion and $85.52 billion, respectively, compared with its total shareholders’ equity of $86.51 billion and $86.73 billion, respectively.

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

Goldman Sachs June 2016 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Regulatory and Other Developments

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

Volcker Rule. The provisions of the Dodd-Frank Act referred to as the “Volcker Rule” became effective in July 2015 (subject to a conformance period, as applicable). The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging, requires an extensive compliance program and includes additional reporting and record keeping requirements. The initial implementation of these rules did not have a material impact on our financial condition, results of operations or cash flows. However, the rule is highly complex, and its impact may change as market practices further develop.

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

Our investments in applicable covered funds purchased after December 2013 are required to be deducted from Tier 1 capital. See “Equity Capital Management and Regulatory Capital — Fully Phased-in Capital Ratios” for further information about our Tier 1 capital and the deduction for investments in covered funds.

We continue to manage our existing interests in such funds, taking into account the conformance period under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule.

Our current investment in funds at NAV is $7.01 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the condensed consolidated financial statements for further information about our investment in funds at NAV and the conformance period for covered funds.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 5% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

126	Goldman Sachs June 2016 Form 10-Q

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

Under the proposal, the TLAC requirements would phase in between 2019 and 2022. We are currently evaluating the impact of the proposed TLAC requirements. See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information about the Federal Reserve Board’s proposed TLAC rule.

Other Regulatory Developments. In January 2016, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk. The revisions constitute a fundamental change to the calculation of both model-based and non-model-based components of market risk capital. The Basel Committee has set an effective date for first reporting under the revised framework of December 31, 2019. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. We are currently evaluating the potential impact of the Basel Committee’s revised framework.

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

In May 2016, the Federal Reserve Board released a proposal that would impose restrictions on qualified financial contracts (QFCs) of G-SIBs. This proposal is intended to facilitate the orderly resolution of a failed G-SIB by limiting the ability of the G-SIB to transact with QFC counterparties unless such counterparties waive rights to terminate such contracts immediately upon the entry of the G-SIB or one of its affiliates into resolution. The effective date is approximately one year after the proposal is finalized.

See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information about regulations that may impact us in the future.

Other Developments

In June 2016, a referendum was passed for the United Kingdom to exit the European Union (Brexit). The exit of the United Kingdom from the European Union will likely change the arrangements by which U.K. firms are able to provide services in the European Union which may adversely affect the manner in which we operate certain of our businesses in the European Union and could require us to restructure certain of our operations. The timing and the outcome of the negotiations between the United Kingdom and the European Union in connection with Brexit are both highly uncertain. Such uncertainty has resulted in, and may continue to result in, market volatility and negatively impact the confidence of investors and clients.

Goldman Sachs June 2016 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Off-Balance-Sheet Arrangements

and Contractual Obligations

Off-Balance-Sheet Arrangements

We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including:

•	Purchasing or retaining residual and other interests in special purpose entities such as mortgage-backed and other asset-backed securitization vehicles;

•	Holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles;

•	Entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps;

•	Entering into operating leases; and

•	Providing guarantees, indemnifications, commitments, letters of credit and representations and warranties.

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

The table below presents where information about our various off-balance-sheet arrangements may be found in the June 2016 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for information about our consolidation policies.

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

128	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our contractual obligations, commitments and guarantees by type.

	As of
$ in millions	June 2016	December 2015
Amounts related to on-balance-sheet obligations
Time deposits	$ 31,881	$ 25,748

Secured long-term financings	8,864	10,520

Unsecured long-term borrowings	183,732	175,422

Contractual interest payments	57,443	59,327

Subordinated liabilities of consolidated VIEs	564	501

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	103,825	117,158

Contingent and forward starting resale and securities borrowing agreements	59,231	28,874

Forward starting repurchase and secured lending agreements	13,379	5,878

Letters of credit	345	249

Investment commitments	4,382	6,054

Other commitments	5,269	6,944

Minimum rental payments	2,542	2,575

Derivative guarantees	834,509	926,443

Securities lending indemnifications	28,841	31,902

Other financial guarantees	2,923	4,461

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

	As of June 2016
$ in millions	Remainder of 2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 10,473	$ 9,643	$ 11,765

Secured long-term financings	—	6,140	1,815	909

Unsecured long-term borrowings	—	34,424	41,459	107,849

Contractual interest payments	3,215	12,055	8,944	33,229

Subordinated liabilities of consolidated VIEs	—	—	—	564

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	8,210	25,672	44,656	25,287

Contingent and forward starting resale and securities borrowing agreements	59,215	16	—	—

Forward starting repurchase and secured lending agreements	13,379	—	—	—

Letters of credit	107	231	3	4

Investment commitments	1,072	2,106	46	1,158

Other commitments	4,847	307	65	50

Minimum rental payments	163	626	494	1,259

Derivative guarantees	379,215	281,606	102,170	71,518

Securities lending indemnifications	28,841	—	—	—

Other financial guarantees	264	1,161	1,185	313

In the table above:

•

The “Remainder of 2016” and “2017 - 2018” columns include a total of $1.57 billion of investment commitments to covered funds (as defined by the Volcker Rule) subject to the Volcker Rule conformance period. We expect that substantially all of these commitments will not be called. See Note 6 to the condensed consolidated financial statements for information about the Volcker Rule conformance period.

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

•

As of June 2016, Unsecured long-term borrowings includes $10.44 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

As of June 2016, the aggregate contractual principal amount of Secured long-term financings and Unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $573 million and $50 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2016, and includes stated coupons, if any, on structured notes.

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings, and commitments and guarantees, respectively.

Goldman Sachs June 2016 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of June 2016, our unsecured long-term borrowings were $183.73 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of June 2016, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.54 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2016, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

130	Goldman Sachs June 2016 Form 10-Q

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

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk, operational risk and model risk from our independent control and support functions, including the chief risk officer, and on matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior management, and senior managers in our revenue-producing units and independent control and support functions, lead and participate in risk-oriented committees. Independent control and support functions include Compliance, the Conflicts Resolution Group (Conflicts), Controllers, Credit Risk Management and Advisory (Credit Risk Management), Human Capital Management, Legal, Liquidity Risk Management and Analysis (Liquidity Risk Management), Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operations, Operational Risk Management and Analysis (Operational Risk Management), Tax, Technology and Treasury.

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

We also apply a rigorous framework of limits to control risk across transactions, products, businesses and markets. This includes approval of limits at firmwide, business and product levels by the Risk Committee of the Board. In addition, the Firmwide Risk Committee is responsible for approving our risk limits framework, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. The Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Liquidity Risk Management,” “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

Goldman Sachs June 2016 Form 10-Q	131

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

132	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	133

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

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as presenting or likely to present heightened reputational risk, and other situations where the facts and circumstances warrant escalation. This committee is co-chaired by the head of Compliance and the head of the Conflicts Resolution Group, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. The Firmwide Risk Committee approves our risk limits framework, metrics and methodologies, reviews results of stress tests and scenario analyses, and provides oversight over model risk. This committee is co-chaired by our chief financial officer and our chief risk officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

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

134	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Volcker Oversight Committee. The Firmwide Volcker Oversight Committee is responsible for the oversight and periodic review of the implementation of our Volcker Rule compliance program, as approved by the Board, and other Volcker Rule-related matters. This committee is co-chaired by a deputy chief risk officer and the deputy head of Compliance, who are appointed as co-chairs by the co-chairs of the Firmwide Risk Committee.

•

Global Business Resilience Committee. The Global Business Resilience Committee is responsible for oversight of business resilience initiatives, promoting increased levels of security and resilience, and reviewing certain operating risks related to business resilience. This committee is chaired by our chief administrative officer, who is appointed as chair by the Firmwide Risk Committee.

•

Risk Governance Committee. The Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) is globally responsible for the ongoing approval and monitoring of risk frameworks, policies, parameters and limits, at firmwide, business and product levels. This committee is chaired by our chief risk officer, who is appointed as chair by the co-chairs of the Firmwide Risk Committee.

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

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the co-head of the Financial Institutions Group in our Investment Banking Division, an advisory director to the firm, our chief underwriting officer, and a managing director in Risk Management, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs June 2016 Form 10-Q	135

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

136	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2016, Group Inc. had $29.10 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $36.72 billion invested in GSI, a regulated U.K. broker-dealer; $2.87 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $25.89 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.69 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $96.31 billion of unsubordinated loans (including secured loans of $41.76 billion), and $21.43 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of June 2016. In addition, as of June 2016, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

138	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following are the critical modeling parameters of the Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

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

•

Contingent: Partial withdrawals of deposits that have no contractual maturity. The withdrawal assumptions reflect, among other factors, the type of deposit, whether the deposit is insured or uninsured, and our relationship with the depositor.

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

Firm Securities

•	Contingent: Liquidity outflows associated with a reduction or composition change in firm short positions, which may serve as a funding source for long positions.

Goldman Sachs June 2016 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other upcoming large cash outflows, such as tax payments.

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

Model Review and Validation

Treasury regularly refines our Modeled Liquidity Outflow, Intraday Liquidity Model and our other stress testing models to reflect changes in market or economic conditions and our business mix. Any changes, including model assumptions, are assessed and approved by Liquidity Risk Management.

Model Risk Management is responsible for the independent review and validation of our liquidity models. See “Model Risk Management” for further information about the review and validation of these models.

Limits

We use liquidity limits at various levels and across liquidity risk types to manage the size of our liquidity exposures. Limits are measured relative to acceptable levels of risk given the liquidity risk tolerance of the firm. The purpose of the firmwide limits is to assist senior management in monitoring and controlling our overall liquidity profile.

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both June 2016 and December 2015 was appropriate. As of June 2016 and December 2015, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $211.26 billion and $199.12 billion, respectively, and the fair value of these assets averaged $209.65 billion for the three months ended June 2016 and $187.75 billion for the year ended December 2015. The increase in our GCLA from December 2015 to June 2016 is primarily a result of the acquisition of GE Capital Bank’s online deposit platform in April 2016. See Note 14 to the condensed consolidated financial statements for further information about this acquisition.

140	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the
$ in millions	Three Months Ended June 2016	Year Ended December 2015
U.S. dollar-denominated	$154,494	$132,415

Non-U.S. dollar-denominated	55,158	55,333
Total	$209,652	$187,748

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

The table below presents the fair value of our GCLA by asset class.

	Average for the
$ in millions	Three Months Ended June 2016	Year Ended December 2015
Overnight cash deposits	$ 95,926	$ 61,407

U.S. government obligations	66,281	69,562

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	12,829	11,413

German, French, Japanese and United Kingdom government obligations	34,616	45,366
Total	$209,652	$187,748

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

The table below presents the GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the
$ in millions	Three Months Ended June 2016	Year Ended December 2015
Group Inc.	$ 44,620	$ 41,284

Major broker-dealer subsidiaries	84,054	89,510

Major bank subsidiaries	80,978	56,954
Total	$209,652	$187,748

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. Beginning in January 2016, to be consistent with changes in the manner in which management views unencumbered assets, we included certain loans within our unencumbered assets. The fair value of our unencumbered assets averaged $143.17 billion for the three months ended June 2016 and $90.36 billion for the year ended December 2015. Had these loans been included as of December 2015, the fair value of our unencumbered assets would have increased by $44.45 billion. We do not consider these assets liquid enough to be eligible for our GCLA.

Goldman Sachs June 2016 Form 10-Q	141

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

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions and more stringent requirements related to both the range of assets that qualify as HQLA and cash outflow assumptions for certain types of funding and other liquidity risks. Our GCLA is substantially the same in composition as the assets that qualify as HQLA under these rules. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms had an 80% minimum in 2015, which increases by 10% per year until 2017. In November 2015, the Federal Reserve Board proposed a rule that would require bank holding companies to disclose their LCR on a quarterly basis beginning with the quarter ended September 2016. These requirements include LCR averages over the quarter, detailed information on certain components of the LCR calculation and projected net cash outflows. The Federal Reserve Board has not yet released a final rule on LCR disclosures. For the three months ended June 2016, our average LCR exceeded the fully phased-in minimum requirement, based on our interpretation and understanding of the finalized framework, which may evolve as we review our interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR) designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%, and will be effective on January 1, 2018. In addition, in the second quarter of 2016, the U.S. federal bank regulatory agencies issued a proposed rule that would implement an NSFR for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed NSFR requirement has an effective date of January 1, 2018, including quarterly disclosure of the ratio, as well as a description of the banking organization’s stable funding sources. Based on our current interpretation and understanding of the proposal, we estimate that we are approximately at the NSFR requirement.

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to minimum liquidity standards under the LCR rule approved by the U.S. federal bank regulatory agencies that became effective on January 1, 2015, with the same phase-in through 2017 described above. The U.S. federal bank regulatory agencies’ proposed rule on the NSFR described above would also apply to GS Bank USA.

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

142	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I).

As of June 2016
	DBRS	Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle)	F1	P-2	A-2	a-1

Long-term Debt	A (high)	A	A3	BBB+	A

Subordinated Debt	A	A-	Baa2	BBB-	A-

Trust Preferred	A	BBB-	Baa3	BB	N/A

Preferred Stock	BBB (high)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable	Stable	Stable	Stable	Stable

In the table above:

•	The ratings for Trust Preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for Preferred Stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of June 2016
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A+	A1	A

Short-term Bank Deposits	F1+	P-1	N/A

Long-term Bank Deposits	AA-	A1	N/A

Ratings Outlook	Stable	Stable	Watch Positive
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A1	N/A

Ratings Outlook	Positive	Stable	Watch Positive
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A+	N/A	A

Ratings Outlook	Stable	N/A	Watch Positive
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A

Ratings Outlook	Positive	Stable	Watch Positive

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.

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

	As of
$ in millions	June 2016	December 2015
Additional collateral or termination payments:
One-notch downgrade	$ 890	$1,061

Two-notch downgrade	2,110	2,689

Goldman Sachs June 2016 Form 10-Q	143

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

Six Months Ended June 2016. Our cash and cash equivalents increased by $28.19 billion to $103.29 billion at the end of the second quarter of 2016. We generated $12.82 billion in net cash from investing activities, primarily from net cash acquired in business acquisitions. We generated $9.70 billion in net cash from financing activities, primarily from increases in deposits and from net issuances of unsecured long-term borrowings. We generated $5.67 billion in net cash from operating activities, primarily related to a decrease in financial instruments owned, at fair value, partially offset by an increase in collateralized transactions.

Six Months Ended June 2015. Our cash and cash equivalents increased by approximately $3.25 billion to $60.85 billion at the end of the second quarter of 2015. We used $12.52 billion in net cash for operating and investing activities, primarily due to funding of loans receivable. We generated $15.77 billion in net cash from financing activities, primarily from increases in net issuances of unsecured long-term borrowings, deposits, and issuances of preferred stock.

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

144	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	145

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

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve market risk limits and sub-limits at firmwide, business and product levels, consistent with our risk appetite. The Risk Governance Committee is also responsible for setting sub-limits below the approved level of risk limits. The purpose of the firmwide limits is to assist senior management in controlling our overall risk profile. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

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

146	Goldman Sachs June 2016 Form 10-Q

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

The table below presents average daily VaR.

	Three Months Ended June		Six Months Ended June
$ in millions	2016	2015	2016	2015
Risk Categories
Interest rates	$ 45	$ 46	$ 49	$ 49

Equity prices	27	28	26	26

Currency rates	17	30	23	30

Commodity prices	20	19	18	24

Diversification effect	(47)	(46)	(49)	(50)
Total	$ 62	$ 77	$ 67	$ 79

Our average daily VaR decreased to $62 million for the second quarter of 2016 from $77 million for the second quarter of 2015, reflecting a decrease in the currency rates category primarily due to reduced exposures.

Our average daily VaR decreased to $67 million for the first half of 2016 from $79 million for the first half of 2015, reflecting a decrease in the currency rates and commodity prices categories primarily due to reduced exposures.

The table below presents period-end VaR, and high and low VaR.

$ in millions	As of		Three Months Ended June 2016
	June	March
	2016	2016	High	Low
Risk Categories
Interest rates	$ 39	$ 45	$ 52	$ 37

Equity prices	22	27	36	21

Currency rates	27	16	29	13

Commodity prices	22	13	28	13

Diversification effect	(50)	(42)
Total	$ 60	$ 59	$ 75	$ 52

Our daily VaR increased to $60 million as of June 2016 from $59 million as of March 2016, reflecting an increase in the currency rates and commodity prices categories principally due to increased exposures, partially offset by decreases in the interest rates and equity prices categories primarily due to reduced exposures, and an increase in the diversification benefit across risk categories.

During the second quarter of 2016, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs June 2016 Form 10-Q	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended June 2016.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the second quarter of 2016 (i.e., a VaR exception).

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

	As of
$ in millions	June 2016	March 2016
Asset Categories
Equity	$2,031	$1,996

Debt	1,677	1,670
Total	$3,708	$3,666

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million and $2 million (including hedges) as of June 2016 and March 2016, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $23 million (including hedges) as of both June 2016 and March 2016. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

148	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Interest Rate Sensitivity. “Loans receivable” as of June 2016 and March 2016 were $48.21 billion and $47.92 billion, respectively, substantially all of which had floating interest rates. As of June 2016 and March 2016, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $398 million and $419 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of June 2016 and March 2016, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

Goldman Sachs June 2016 Form 10-Q	149

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

We use credit limits at various levels (counterparty, economic group, industry, country) to control the size of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations. The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve credit risk limits at firmwide, business and product levels. Credit Risk Management sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Risk Committee, the Risk Governance Committee and the Credit Policy Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

150	Goldman Sachs June 2016 Form 10-Q

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

Credit Exposures

As of June 2016, our credit exposures increased as compared with December 2015, primarily reflecting increases in cash deposits with central banks and OTC derivatives, partially offset by decreases in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2015, reflecting an increase in investment-grade credit exposure related to cash deposits with central banks and a decrease in non-investment-grade loans and lending commitments. During the six months ended June 2016, the number of counterparty defaults increased as compared with the same prior year period, and such defaults primarily occurred within loans and lending commitments and derivatives. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were higher compared with the same prior year period and were not material to the firm. Our credit exposures are described further below.

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

Goldman Sachs June 2016 Form 10-Q	151

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2016
Less than 1 year	$ 30,743	$ 5,199	$ 35,942

1 - 5 years	35,182	6,446	41,628

Greater than 5 years	104,421	6,659	111,080
Total	170,346	18,304	188,650

Netting	(121,442)	(7,498)	(128,940)
OTC derivative assets	$ 48,904	$10,806	$ 59,710
Net credit exposure	$ 30,469	$ 8,901	$ 39,370
As of December 2015
Less than 1 year	$ 23,950	$ 3,965	$ 27,915

1 - 5 years	35,249	6,749	41,998

Greater than 5 years	85,394	4,713	90,107
Total	144,593	15,427	160,020

Netting	(103,087)	(6,507)	(109,594)
OTC derivative assets	$ 41,506	$ 8,920	$ 50,426
Net credit exposure	$ 27,001	$ 7,368	$ 34,369

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2016
Less than 1 year	$ 363	$ 7,967	$ 11,997	$ 10,416	$ 30,743

1 - 5 years	956	9,129	16,124	8,973	35,182

Greater than 5 years	4,788	45,103	25,216	29,314	104,421
Total	6,107	62,199	53,337	48,703	170,346

Netting	(3,092)	(42,858)	(41,066)	(34,426)	(121,442)
OTC derivative assets	$ 3,015	$ 19,341	$ 12,271	$ 14,277	$ 48,904
Net credit exposure	$ 2,676	$ 10,717	$ 8,296	$ 8,780	$ 30,469
As of December 2015
Less than 1 year	$ 411	$ 6,059	$ 10,051	$ 7,429	$ 23,950

1 - 5 years	1,214	10,374	16,995	6,666	35,249

Greater than 5 years	3,205	40,879	20,507	20,803	85,394
Total	4,830	57,312	47,553	34,898	144,593

Netting	(2,202)	(40,872)	(36,847)	(23,166)	(103,087)
OTC derivative assets	$ 2,628	$ 16,440	$ 10,706	$ 11,732	$ 41,506
Net credit exposure	$ 2,427	$ 10,269	$ 6,652	$ 7,653	$ 27,001

			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of June 2016
Less than 1 year			$ 4,691	$ 508	$ 5,199

1 - 5 years			6,411	35	6,446

Greater than 5 years			6,471	188	6,659
Total			17,573	731	18,304

Netting			(7,479)	(19)	(7,498)
OTC derivative assets			$ 10,094	$ 712	$ 10,806
Net credit exposure			$ 8,374	$ 527	$ 8,901
As of December 2015
Less than 1 year			$ 3,657	$ 308	$ 3,965

1 - 5 years			6,505	244	6,749

Greater than 5 years			4,434	279	4,713
Total			14,596	831	15,427

Netting			(6,472)	(35)	(6,507)
OTC derivative assets			$ 8,124	$ 796	$ 8,920
Net credit exposure			$ 6,769	$ 599	$ 7,368

152	Goldman Sachs June 2016 Form 10-Q

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $22 billion and $27 billion as of June 2016 and December 2015, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both June 2016 and December 2015, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $38 billion and $33 billion as of June 2016 and December 2015, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 47% and 44% in the Americas, approximately 42% and 45% in EMEA, and approximately 11% and 11% in Asia as of June 2016 and December 2015, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. We also purchase performing and distressed loans backed by residential real estate and consumer loans. The gross exposure related to such loans and lending commitments was approximately $28 billion as of both June 2016 and December 2015. The regional breakdown of our net credit exposure related to these activities was approximately 89% and 84% in the Americas, approximately 8% and 14% in EMEA, and approximately 3% and 2% in Asia as of June 2016 and December 2015, respectively. The fair value of the collateral received against such loans and lending commitments generally exceeded the gross exposure as of both June 2016 and December 2015.

Goldman Sachs June 2016 Form 10-Q	153

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

	Cash as of
$ in millions	June 2016	December 2015
Credit Exposure by Industry
Funds	$ 193	$ 176

Financial Institutions	12,251	12,799

Sovereign	90,849	62,130
Total	$103,293	$75,105
Credit Exposure by Region
Americas	$ 78,094	$54,846

EMEA	11,485	8,496

Asia	13,714	11,763
Total	$103,293	$75,105
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 81,759	$55,626

AA	3,365	4,286

A	16,473	14,243

BBB	1,538	855

BB or lower	158	95
Total	$103,293	$75,105

	OTC Derivatives as of
$ in millions	June 2016	December 2015
Credit Exposure by Industry
Funds	$ 16,558	$10,899

Financial Institutions	17,229	14,526

Consumer, Retail & Healthcare	1,552	1,553

Sovereign	8,122	7,566

Municipalities & Nonprofit	4,749	3,984

Natural Resources & Utilities	4,487	4,846

Real Estate	236	205

Technology, Media & Telecommunications	3,160	1,839

Diversified Industrials	3,617	5,008
Total	$ 59,710	$50,426
Credit Exposure by Region
Americas	$ 20,680	$17,724

EMEA	33,395	27,113

Asia	5,635	5,589
Total	$ 59,710	$50,426
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,015	$ 2,628

AA	19,341	16,440

A	12,271	10,706

BBB	14,277	11,732

BB or lower	10,094	8,124

Unrated	712	796
Total	$ 59,710	$50,426

	Loans and Lending Commitments as of
$ in millions	June 2016	December 2015
Credit Exposure by Industry
Funds	$ 2,881	$ 2,595

Financial Institutions	10,710	14,063

Consumer, Retail & Healthcare	27,828	31,944

Sovereign	887	419

Municipalities & Nonprofit	880	628

Natural Resources & Utilities	28,384	24,476

Real Estate	14,276	15,045

Technology, Media & Telecommunications	25,003	36,444

Diversified Industrials	21,270	20,047

Other	12,871	13,941
Total	$144,990	$159,602
Credit Exposure by Region
Americas	$107,669	$121,271

EMEA	32,220	33,061

Asia	5,101	5,270
Total	$144,990	$159,602
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,132	$ 4,148

AA	8,705	7,716

A	24,218	27,212

BBB	44,079	43,937

BB or lower	64,465	76,049

Unrated	391	540
Total	$144,990	$159,602

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

Country Exposures. Current levels of oil prices continue to raise concerns about Venezuela and Nigeria, and their sovereign debt. The political situations in Iraq and Russia, as well as the low oil prices, have led to continued concerns about their economic and financial stability. The debt crisis in Mozambique has resulted in the suspension of its funding by the International Monetary Fund and the World Bank, as well as credit rating downgrades. Separately, signs of slowing growth in China and deteriorating macroeconomic conditions in Brazil have led to heightened focus and broad market concerns relating to these countries.

154	Goldman Sachs June 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of June 2016, our total credit exposure to Russia was $367 million, which was primarily with non-sovereign counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Russia as of June 2016 was $683 million, which was substantially all with non-sovereign issuers or underliers and was primarily related to equities.

As of June 2016, our total credit exposure to China was $3.7 billion, substantially all of which was with non-sovereign counterparties or borrowers, and primarily related to loans and lending commitments and deposits with banks. In addition, our total market exposure to China as of June 2016 was $1.7 billion and was primarily related to equities.

As of June 2016, our total credit exposure to Brazil was $5.3 billion. Substantially all of such exposure was with non-sovereign counterparties or borrowers, and substantially all related to secured receivables and initial margin placed with clearing organizations. In addition, our total market exposure to Brazil as of June 2016 was $2.5 billion and was primarily related to sovereign debt.

Our total credit and market exposure to each of Mozambique, Iraq, Venezuela and Nigeria as of June 2016 was not material.

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

See “Stress Tests” above, “Liquidity Risk Management — Liquidity Stress Tests” and “Market Risk Management — Market Risk Management Process — Stress Testing” for further information about stress tests.

Industry Exposures. Current levels of oil prices have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of June 2016, our credit exposure to oil and gas companies related to loans and lending commitments was $10.1 billion ($2.1 billion of loans and $8.0 billion of lending commitments). Such exposure included $4.5 billion of exposure to non-investment-grade counterparties ($1.6 billion related to loans and $2.9 billion related to lending commitments). In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of June 2016, our credit exposure related to derivatives and receivables with oil and gas companies was $2.1 billion, primarily with investment-grade counterparties. As of June 2016, our market exposure related to oil and gas companies was $(1.1) billion, which was primarily to investment-grade issuers or underliers.

Goldman Sachs June 2016 Form 10-Q	155

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

156	Goldman Sachs June 2016 Form 10-Q

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

In addition, our firmwide systems capture internal operational risk event data, key metrics such as transaction volumes, and statistical information such as performance trends. We use an internally developed operational risk management application to aggregate and organize this information. Managers from both revenue-producing units and independent control and support functions analyze the information to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk. We also provide periodic operational risk reports to senior management, risk committees and the Board.

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

Goldman Sachs June 2016 Form 10-Q	157

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

158	Goldman Sachs June 2016 Form 10-Q

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

Goldman Sachs June 2016 Form 10-Q	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the June 2016 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about the possible effects of the U.K. referendum vote to leave the European Union, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

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

We have provided in this filing information regarding the firm’s capital, liquidity and leverage ratios, including the CET1 ratios under the Advanced and Standardized approaches on a fully phased-in basis, as well as the NSFR for the firm and the LCR and the supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the firm’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

160	Goldman Sachs June 2016 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –– Market Risk Management” in Part I, Item 2 above.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the June 2016 Form 10-Q. See Note 27 to the condensed consolidated financial statements in Part I, Item 1 of the June 2016 Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Goldman Sachs June 2016 Form 10-Q	161

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2016.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 (April 1, 2016 to April 30, 2016)	3,168,894	$160.86	3,168,894	49,996,984

Month #2 (May 1, 2016 to May 31, 2016)	4,262,327	158.73	4,262,327	45,734,657

Month #3 (June 1, 2016 to June 30, 2016)	3,708,902	150.50	3,708,902	42,025,755
Total	11,140,123		11,140,123

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

Item 6.    Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of Group Inc. amended as of August 2, 2016.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications. *

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and June 30, 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and year ended December 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

162	Goldman Sachs June 2016 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ Harvey M. Schwartz
	Name:	Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
	Name:	Sarah E. Smith
Title: Principal Accounting Officer

Date: August 3, 2016

Goldman Sachs June 2016 Form 10-Q	163