Form 10-Q
period 2016-09-30
GOLDMAN SACHS GROUP INC
filed 2016-11-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 21, 2016, there were 397,649,217 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Goldman Sachs September 2016 Form 10-Q	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2016	2015	2016	2015
Revenues
Investment banking	$1,537	$1,556	$ 4,787	$ 5,480

Investment management	1,386	1,331	3,908	4,400

Commissions and fees	753	859	2,447	2,517

Market making	2,715	1,730	7,067	7,964

Other principal transactions	1,163	543	1,978	3,822
Total non-interest revenues	7,554	6,019	20,187	24,183

Interest income	2,389	2,119	7,267	6,304

Interest expense	1,775	1,277	5,016	3,940
Net interest income	614	842	2,251	2,364
Net revenues, including net interest income	8,168	6,861	22,438	26,547
Operating expenses
Compensation and benefits	3,207	2,351	9,200	10,619

Brokerage, clearing, exchange and distribution fees	613	665	1,929	1,950

Market development	92	123	326	409

Communications and technology	207	200	609	601

Depreciation and amortization	247	222	731	706

Occupancy	245	182	609	572

Professional fees	222	253	673	714

Other expenses	467	819	1,454	3,270
Total non-compensation expenses	2,093	2,464	6,331	8,222
Total operating expenses	5,300	4,815	15,531	18,841
Pre-tax earnings	2,868	2,046	6,907	7,706

Provision for taxes	774	620	1,856	2,388
Net earnings	2,094	1,426	5,051	5,318

Preferred stock dividends	(6)	96	117	324
Net earnings applicable to common shareholders	$2,100	$1,330	$ 4,934	$ 4,994
Earnings per common share
Basic	$ 4.96	$ 2.95	$ 11.40	$ 11.03

Diluted	4.88	2.90	11.24	10.84

Dividends declared per common share	$ 0.65	$ 0.65	$ 1.95	$ 1.90

Average common shares
Basic	422.4	449.0	431.5	451.2

Diluted	430.2	458.6	438.8	460.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Net earnings	$2,094	$1,426	$5,051	$5,318

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(19)	(39)	(58)	(94)

Debt valuation adjustment	(13)	—	(75)	—

Pension and postretirement liabilities	1	36	(36)	(74)
Other comprehensive loss	(31)	(3)	(169)	(168)
Comprehensive income	$2,063	$1,423	$4,882	$5,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2016 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	September 2016	December 2015
Assets
Cash and cash equivalents	$ 99,535	$ 75,105

Cash and securities segregated for regulatory and other purposes (includes $36,058 and $38,504 at fair value as of September 2016 and December 2015, respectively)	54,526	56,838

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $93,352 and $119,450 at fair value as of September 2016 and December 2015, respectively)	94,220	120,905

Securities borrowed (includes $78,788 and $69,801 at fair value as of September 2016 and December 2015, respectively)	185,468	172,099

Receivables:
Brokers, dealers and clearing organizations	25,681	25,453

Customers and counterparties (includes $3,297 and $4,992 at fair value as of September 2016 and December 2015, respectively)	53,855	46,430

Loans receivable	49,064	45,407

Financial instruments owned, at fair value (includes $55,800 and $54,426 pledged as collateral as of September 2016 and December 2015, respectively)	292,420	293,940

Other assets	25,218	25,218
Total assets	$879,987	$861,395
Liabilities and shareholders’ equity
Deposits (includes $14,096 and $14,680 at fair value as of September 2016 and December 2015, respectively)	$124,550	$ 97,519

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	73,905	86,069

Securities loaned (includes $1,969 and $466 at fair value as of September 2016 and December 2015, respectively)	5,256	3,614

Other secured financings (includes $22,006 and $23,207 at fair value as of September 2016 and December 2015, respectively)	22,478	24,753

Payables:
Brokers, dealers and clearing organizations	8,862	5,406

Customers and counterparties	195,625	204,956

Financial instruments sold, but not yet purchased, at fair value	115,154	115,248

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $16,741 and $17,743 at fair value as of September 2016 and December 2015, respectively)	42,825	42,787

Unsecured long-term borrowings (includes $30,266 and $22,273 at fair value as of September 2016 and December 2015, respectively)	190,586	175,422

Other liabilities and accrued expenses (includes $665 and $1,253 at fair value as of September 2016 and December 2015, respectively)	13,636	18,893
Total liabilities	792,877	774,667

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,203 and $11,200 as of September 2016 and December 2015, respectively	11,203	11,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 872,612,590 and 863,976,731 shares issued as of September 2016 and December 2015, respectively, and 399,211,902 and 419,480,736 shares outstanding as of September 2016 and December 2015, respectively	9	9

Share-based awards	3,974	4,151

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	52,541	51,340

Retained earnings	87,160	83,386

Accumulated other comprehensive loss	(582)	(718)

Stock held in treasury, at cost, par value $0.01 per share; 473,400,690 and 444,495,997 shares as of September 2016 and December 2015, respectively	(67,195)	(62,640)
Total shareholders’ equity	87,110	86,728
Total liabilities and shareholders’ equity	$879,987	$861,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Nine Months Ended September 2016	Year Ended December 2015
Preferred stock
Balance, beginning of year	$ 11,200	$ 9,200

Issued	1,325	2,000

Redeemed	(1,322)	—
Balance, end of period	11,203	11,200

Common stock
Balance, beginning of year	9	9

Issued	—	—
Balance, end of period	9	9

Share-based awards
Balance, beginning of year	4,151	3,766

Issuance and amortization of share-based awards	1,981	2,308

Delivery of common stock underlying share-based awards	(2,065)	(1,742)

Forfeiture of share-based awards	(80)	(72)

Exercise of share-based awards	(13)	(109)
Balance, end of period	3,974	4,151

Additional paid-in capital
Balance, beginning of year	51,340	50,049

Delivery of common stock underlying share-based awards	2,077	2,092

Cancellation of share-based awards in satisfaction of withholding tax requirements	(954)	(1,198)

Preferred stock issuance costs, net	(10)	(7)

Excess net tax benefit related to share-based awards	88	406

Cash settlement of share-based awards	—	(2)
Balance, end of period	52,541	51,340

Retained earnings
Balance, beginning of year, as previously reported	83,386	78,984

Reclassification of cumulative debt valuation adjustment, net of tax, to accumulated other comprehensive loss	(305)	—
Balance, beginning of year, adjusted	83,081	78,984

Net earnings	5,051	6,083

Dividends and dividend equivalents declared on common stock and share-based awards	(855)	(1,166)

Dividends declared on preferred stock	(383)	(515)

Preferred stock redemption discount	266	—
Balance, end of period	87,160	83,386

Accumulated other comprehensive loss
Balance, beginning of year, as previously reported	(718)	(743)

Reclassification of cumulative debt valuation adjustment, net of tax, from retained earnings	305	—
Balance, beginning of year, adjusted	(413)	(743)

Other comprehensive income/(loss)	(169)	25
Balance, end of period	(582)	(718)

Stock held in treasury, at cost
Balance, beginning of year	(62,640)	(58,468)

Repurchased	(4,569)	(4,195)

Reissued	21	32

Other	(7)	(9)
Balance, end of period	(67,195)	(62,640)
Total shareholders’ equity	$ 87,110	$ 86,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2016 Form 10-Q	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
$ in millions	2016	2015
Cash flows from operating activities
Net earnings	$ 5,051	$ 5,318

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	731	706

Share-based compensation	1,943	2,107

Gain related to extinguishment of junior subordinated debt	—	(34)

Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	2,312	(6,452)

Receivables and payables (excluding loans receivable), net	(13,524)	4,524

Collateralized transactions (excluding other secured financings), net	2,794	(12,902)

Financial instruments owned, at fair value	5,386	18,366

Financial instruments sold, but not yet purchased, at fair value	(29)	(6,753)

Other, net	(2,891)	(4,714)
Net cash provided by operating activities	1,773	166

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,063)	(1,205)

Proceeds from sales of property, leasehold improvements and equipment	332	120

Net cash acquired in/(used for) business acquisitions	15,754	(1,684)

Proceeds from sales of investments	1,209	714

Loans receivable, net	(3,930)	(12,692)
Net cash provided by/(used for) investing activities	11,302	(14,747)

Cash flows from financing activities
Unsecured short-term borrowings, net	140	(1,228)

Other secured financings (short-term), net	395	(492)

Proceeds from issuance of other secured financings (long-term)	2,377	10,772

Repayment of other secured financings (long-term), including the current portion	(6,486)	(7,360)

Purchase of APEX, senior guaranteed securities and trust preferred securities	(1,171)	(1)

Proceeds from issuance of unsecured long-term borrowings	39,134	36,031

Repayment of unsecured long-term borrowings, including the current portion	(29,198)	(22,513)

Derivative contracts with a financing element, net	81	(89)

Deposits, net	10,510	8,578

Common stock repurchased	(4,590)	(2,545)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,238)	(1,197)

Proceeds from issuance of preferred stock, net of issuance costs	1,303	1,993

Proceeds from issuance of common stock, including exercise of share-based awards	1	220

Excess tax benefit related to share-based awards	97	388

Cash settlement of share-based awards	—	(1)
Net cash provided by financing activities	11,355	22,556
Net increase in cash and cash equivalents	24,430	7,975

Cash and cash equivalents, beginning of year	75,105	57,600
Cash and cash equivalents, end of period	$ 99,535	$ 65,575

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $5.40 billion and $4.09 billion, and cash payments for income taxes, net of refunds, were $767 million and $2.20 billion during the nine months ended September 2016 and September 2015, respectively.

Non-cash activities during the nine months ended September 2016:

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

•	The firm exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the nine months ended September 2015:

•	The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests for $296 million of certain of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

6	Goldman Sachs September 2016 Form 10-Q

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2015. References to “the 2015 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial information as of December 31, 2015 has been derived from audited consolidated financial statements not included in these financial statements.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to September 2016, June 2016 and September 2015 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2016, June 30, 2016 and September 30, 2015, respectively. All references to December 2015 refer to the date December 31, 2015. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2016 Form 10-Q	7

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

Financial Instruments Owned, at Fair Value and Financial Instruments Sold, But Not Yet Purchased, at Fair Value	Note 4

Fair Value Measurements	Note 5

Cash Instruments	Note 6

Derivatives and Hedging Activities	Note 7

Fair Value Option	Note 8

Loans Receivable	Note 9

Collateralized Agreements and Financings	Note 10

Securitization Activities	Note 11

Variable Interest Entities	Note 12

Other Assets	Note 13

Deposits	Note 14

Short-Term Borrowings	Note 15

Long-Term Borrowings	Note 16

Other Liabilities and Accrued Expenses	Note 17

Commitments, Contingencies and Guarantees	Note 18

Shareholders’ Equity	Note 19

Regulation and Capital Adequacy	Note 20

Earnings Per Common Share	Note 21

Transactions with Affiliated Funds	Note 22

Interest Income and Interest Expense	Note 23

Income Taxes	Note 24

Business Segments	Note 25

Credit Concentrations	Note 26

Legal Proceedings	Note 27

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

8	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	9

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2016 and December 2015, “Cash and cash equivalents” included $6.85 billion and $6.47 billion, respectively, of cash and due from banks, and $92.69 billion and $68.64 billion, respectively, of interest-bearing deposits with banks.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2016 and December 2015.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of September 2016 and December 2015, the firm’s receivables from customers and counterparties included $3.12 billion and $2.35 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of September 2016 and December 2015, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these items are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these items been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2016 and December 2015. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2016 and December 2015. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

10	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	11

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

Simplifying the Presentation of Debt Issuance Costs (ASC 835). In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statements of financial condition as a direct reduction from the carrying amount of that liability. ASU No. 2015-03 was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-03 was required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption was permitted. The firm early adopted ASU No. 2015-03 in September 2015.

Improvements to Employee Share-Based Payment Accounting (ASC 718). In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are generally required to be applied retrospectively to all periods presented beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The impact of ASU No. 2016-09 could be material to the firm’s results of operations and cash flows in future periods depending upon, among other things, the level of earnings and stock price of the firm.

12	Goldman Sachs September 2016 Form 10-Q

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

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 provides guidance on the disclosure and classification of certain items within the statement of cash flows, including beneficial interests obtained in a securitization of financial assets, cash payments for settlements of zero-coupon debt instruments and debt prepayment or extinguishment costs, and distributions received from equity-method investees. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. Early adoption is permitted. Since the ASU only impacts classification on the statements of cash flows, adoption will not affect the firm’s cash and cash equivalents.

Goldman Sachs September 2016 Form 10-Q	13

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

The table below presents the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of September 2016
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,463	$ —

U.S. government and federal agency obligations	45,306	14,751

Non-U.S. government and agency obligations	38,036	19,589

Loans and securities backed by:
Commercial real estate	4,523	6

Residential real estate	9,411	—

Bank loans and bridge loans	9,859	468

Corporate debt securities	21,128	6,313

State and municipal obligations	1,705	—

Other debt obligations	1,163	2

Equities and convertible debentures	91,280	29,586

Commodities	5,943	—

Investments in funds at NAV	6,859	—
Subtotal	237,676	70,715

Derivatives	54,744	44,439
Total	$292,420	$115,154
As of December 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 2,583	$ —

U.S. government and federal agency obligations	46,382	15,516

Non-U.S. government and agency obligations	31,772	14,973

Loans and securities backed by:
Commercial real estate	4,975	4

Residential real estate	13,183	2

Bank loans and bridge loans	12,164	461

Corporate debt securities	16,640	6,123

State and municipal obligations	992	2

Other debt obligations	1,595	2

Equities and convertible debentures	98,072	31,394

Commodities	3,935	—

Investments in funds at NAV	7,757	—
Subtotal	240,050	68,477

Derivatives	53,890	46,771
Total	$293,940	$115,248

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Product Type
Interest rates	$ 821	$ (132)	$1,091	$ 146

Credit	440	298	1,688	1,218

Currencies	544	(656)	1,254	1,135

Equities	663	1,968	2,215	4,671

Commodities	247	252	819	794
Market making	2,715	1,730	7,067	7,964
Other principal transactions	1,163	543	1,978	3,822
Total	$3,878	$2,273	$9,045	$11,786

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

14	Goldman Sachs September 2016 Form 10-Q

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

	As of
$ in millions	September 2016	June 2016	December 2015
Total level 1 financial assets	$ 146,775	$ 129,627	$153,051

Total level 2 financial assets	426,203	451,127	432,445

Total level 3 financial assets	24,289	24,732	24,046

Investments in funds at NAV	6,859	7,008	7,757

Counterparty and cash collateral netting	(100,211)	(102,715)	(90,612)
Total financial assets at fair value	$ 503,915	$ 509,779	$526,687
Total assets	$ 879,987	$ 896,843	$861,395

Total level 3 financial assets divided by:
Total assets	2.8%	2.8%	2.8%

Total financial assets at fair value	4.8%	4.9%	4.6%
Total level 1 financial liabilities	$ 62,631	$ 62,841	$ 59,798

Total level 2 financial liabilities	243,800	256,973	245,759

Total level 3 financial liabilities	19,021	19,335	16,812

Counterparty and cash collateral netting	(50,650)	(51,496)	(41,430)
Total financial liabilities at fair value	$ 274,802	$ 287,653	$280,939
Total level 3 financial liabilities divided by:
Total financial liabilities at fair value	6.9%	6.7%	6.0%

In the table above, Total assets includes $855 billion, $872 billion and $836 billion as of September 2016, June 2016 and December 2015, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	September 2016	June 2016	December 2015
Cash instruments	$ 18,141	$ 18,131	$ 18,131

Derivatives	6,093	6,553	5,870

Other financial assets	55	48	45
Total	$ 24,289	$ 24,732	$ 24,046

Level 3 financial assets as of September 2016 were essentially unchanged compared with June 2016 and December 2015. See Notes 6 through 8 for further information about level 3 financial assets.

Goldman Sachs September 2016 Form 10-Q	15

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

16	Goldman Sachs September 2016 Form 10-Q

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

The firm also considers changes in the outlook for the relevant industry and financial performance of the issuer as compared to projected performance. Significant inputs include:

•	Market and transaction multiples;

•	Discount rates, growth rates and capitalization rates; and

•	For equity instruments with debt-like features, market yields implied by transactions of similar or related assets, current performance and recovery assumptions, and duration.

Other Cash Instruments. Other cash instruments consists of commercial paper, certificates of deposit, time deposits and other money market instruments; non-U.S. government and agency obligations; corporate debt securities; state and municipal obligations; and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices such as CDX and LCDX;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs September 2016 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy. In the tables below:

•	Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

	As of September 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 616	$ 1,847	$ —	$ 2,463

U.S. government and federal agency obligations	21,999	23,307	—	45,306

Non-U.S. government and agency obligations	29,947	8,029	60	38,036

Loans and securities backed by:
Commercial real estate	—	2,532	1,991	4,523

Residential real estate	—	8,416	995	9,411

Bank loans and bridge loans	—	7,154	2,705	9,859

Corporate debt securities	766	18,005	2,357	21,128

State and municipal obligations	—	1,613	92	1,705

Other debt obligations	—	599	564	1,163

Equities and convertible debentures	74,242	7,661	9,377	91,280

Commodities	—	5,943	—	5,943
Subtotal	$127,570	$85,106	$18,141	$230,817

Investments in funds at NAV				6,859
Total cash instrument assets				$237,676
Liabilities
U.S. government and federal agency obligations	$ (14,388)	$ (363)	$ —	$ (14,751)

Non-U.S. government and agency obligations	(18,462)	(1,127)	—	(19,589)

Loans and securities backed by commercial real estate	—	(5)	(1)	(6)

Bank loans and bridge loans	—	(401)	(67)	(468)

Corporate debt securities	(19)	(6,280)	(14)	(6,313)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(29,187)	(390)	(9)	(29,586)
Total cash instrument liabilities	$ (62,056)	$ (8,567)	$ (92)	$ (70,715)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 625	$ 1,958	$ —	$ 2,583

U.S. government and federal agency obligations	24,844	21,538	—	46,382

Non-U.S. government and agency obligations	26,500	5,260	12	31,772

Loans and securities backed by:
Commercial real estate	—	3,051	1,924	4,975

Residential real estate	—	11,418	1,765	13,183

Bank loans and bridge loans	—	9,014	3,150	12,164

Corporate debt securities	218	14,330	2,092	16,640

State and municipal obligations	—	891	101	992

Other debt obligations	—	1,057	538	1,595

Equities and convertible debentures	81,252	8,271	8,549	98,072

Commodities	—	3,935	—	3,935
Subtotal	$133,439	$80,723	$18,131	$232,293

Investments in funds at NAV				7,757
Total cash instrument assets				$240,050
Liabilities
U.S. government and federal agency obligations	$ (15,455)	$ (61)	$ —	$ (15,516)

Non-U.S. government and agency obligations	(13,522)	(1,451)	—	(14,973)

Loans and securities backed by:
Commercial real estate	—	(4)	—	(4)

Residential real estate	—	(2)	—	(2)

Bank loans and bridge loans	—	(337)	(124)	(461)

Corporate debt securities	(2)	(6,119)	(2)	(6,123)

State and municipal obligations	—	(2)	—	(2)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(30,790)	(538)	(66)	(31,394)
Total cash instrument liabilities	$ (59,769)	$ (8,515)	$ (193)	$ (68,477)

In the tables above:

•

Total cash instrument assets include collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $374 million in level 2 and $754 million in level 3 as of September 2016, and $405 million in level 2 and $774 million in level 3 as of December 2015, respectively.

•

Level 3 equities and convertible debenture assets include $8.55 billion of private equity investments, $377 million of investments in real estate entities and $449 million of convertible debentures as of September 2016, and $7.69 billion of private equity investments, $308 million of investments in real estate entities and $552 million of convertible debentures as of December 2015.

18	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	September 2016		December 2015
Loans and securities backed by commercial real estate	$1,991		$1,924

Yield	2.8% to 23.0% (12.1%	)	3.5% to 22.0% (11.8%	)

Recovery rate	9.3% to 95.0% (55.9%	)	19.6% to 96.5% (59.4%	)

Duration (years)	0.8 to 6.3 (2.5)		0.3 to 5.3 (2.3)

Basis (points)	N/A		(11) to 4 ((2))
Loans and securities backed by residential real estate	$ 995		$1,765

Yield	1.3% to 15.0% (8.3%	)	3.2% to 17.0% (7.9%	)

Cumulative loss rate	14.7% to 50.4% (28.8%	)	4.6% to 44.2% (27.3%	)

Duration (years)	1.3 to 16.6 (7.3)		1.5 to 13.8 (7.0)
Bank loans and bridge loans	$2,705		$3,150

Yield	2.1% to 20.6% (9.1%	)	1.9% to 36.6% (10.2%	)

Recovery rate	6.7% to 85.3% (44.4%	)	14.5% to 85.6% (51.2%	)

Duration (years)	0.8 to 5.3 (2.5)		0.7 to 6.1 (2.2)
Equities and convertible debentures	$9,377		$8,549

Multiples	0.6x to 18.0x (6.4x	)	0.7x to 21.4x (6.4x	)

Discount rate/yield	6.5% to 25.0% (14.9%	)	7.1% to 20.0% (14.8%	)

Growth rate	N/A		3.0% to 5.2% (4.5%	)

Capitalization rate	5.0% to 12.0% (7.1%	)	5.5% to 12.5% (7.6%	)
Other cash instruments	$3,073		$2,743

Yield	1.5% to 18.0% (10.6%	)	0.9% to 25.6% (10.9%	)

Recovery rate	0.0% to 91.6% (63.1%	)	0.0% to 70.0% (59.7%	)

Duration (years)	0.3 to 13.4 (3.9)		1.1 to 11.4 (4.5)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of the firm’s level 3 cash instruments would result in a lower fair value measurement, while increases in recovery rate, basis, multiples or growth rate would result in a higher fair value measurement. Due to the distinctive nature of each of the firm’s level 3 cash instruments, the interrelationship of inputs is not necessarily uniform within each product type.

•	Equities and convertible debentures include private equity investments and investments in real estate entities. Growth rate includes long-term growth rate and compound annual growth rate.

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

During the three and nine months ended September 2016, transfers into level 2 from level 1 of cash instruments were $143 million and $88 million, respectively, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and nine months ended September 2016, were $200 million and $203 million, respectively, reflecting transfers of public equity securities, principally due to increased market activity in these instruments.

During the three and nine months ended September 2015, transfers into level 2 from level 1 of cash instruments were $95 million and $138 million, respectively, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and nine months ended September 2015, were $113 million and $264 million, respectively, reflecting transfers of public equity securities, principally due to increased market activity in these instruments.

See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Goldman Sachs September 2016 Form 10-Q	19

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

•

For the three months ended September 2016, the net realized and unrealized gains on level 3 cash instrument assets of $655 million (reflecting $194 million of realized gains and $461 million of unrealized gains) include gains/(losses) of approximately $(65) million, $487 million and $233 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the nine months ended September 2016, the net realized and unrealized gains on level 3 cash instrument assets of $861 million (reflecting $503 million of realized gains and $358 million of unrealized gains) include gains/(losses) of approximately $(394) million, $557 million and $698 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the three months ended September 2015, the net realized and unrealized gains on level 3 cash instrument assets of $179 million (reflecting $231 million of realized gains and $52 million of unrealized losses) include gains/(losses) of approximately $(39) million, $(18) million and $236 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

•

For the nine months ended September 2015, the net realized and unrealized gains on level 3 cash instrument assets of $1.67 billion (reflecting $821 million of realized gains and $844 million of unrealized gains) include gains/(losses) of approximately $(10) million, $1.13 billion and $547 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 cash instruments and the activity related to transfers into and out of level 3.

20	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Cash Instrument Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended September 2016
Non-U.S. government and agency obligations	$ 61	$ —	$ 2	$ —	$ (5)	$ 1	$ 1	$ —	$ 60

Loans and securities backed by:
Commercial real estate	2,112	12	59	46	(97)	(144)	119	(116)	1,991

Residential real estate	1,300	15	(5)	76	(123)	(85)	95	(278)	995

Bank loans and bridge loans	2,911	59	49	112	(37)	(432)	118	(75)	2,705

Corporate debt securities	2,422	48	58	166	(285)	(215)	225	(62)	2,357

State and municipal obligations	92	1	—	4	(12)	(2)	10	(1)	92

Other debt obligations	528	7	7	19	(7)	(39)	55	(6)	564

Equities and convertible debentures	8,705	52	291	96	(137)	(165)	704	(169)	9,377
Total cash instrument assets	$18,131	$194	$461	$ 519	$ (703)	$ (1,081)	$1,327	$ (707)	$18,141
Total cash instrument liabilities	$ (123)	$ 25	$ 18	$ 51	$ (38)	$ 1	$ (26)	$ —	$ (92)
Nine Months Ended September 2016
Non-U.S. government and agency obligations	$ 12	$ (4)	$ 10	$ 17	$ (11)	$ —	$ 36	$ —	$ 60

Loans and securities backed by:
Commercial real estate	1,924	58	14	491	(292)	(459)	516	(261)	1,991

Residential real estate	1,765	38	45	297	(780)	(233)	120	(257)	995

Bank loans and bridge loans	3,150	112	(18)	452	(148)	(1,090)	457	(210)	2,705

Corporate debt securities	2,092	132	82	501	(329)	(463)	492	(150)	2,357

State and municipal obligations	101	2	—	9	(31)	(2)	25	(12)	92

Other debt obligations	538	27	(27)	217	(110)	(120)	42	(3)	564

Equities and convertible debentures	8,549	138	252	957	(301)	(555)	1,008	(671)	9,377
Total cash instrument assets	$18,131	$503	$358	$2,941	$(2,002)	$ (2,922)	$2,696	$(1,564)	$18,141
Total cash instrument liabilities	$ (193)	$ 27	$ 32	$ 88	$ (61)	$ (6)	$ (9)	$ 30	$ (92)
Three Months Ended September 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 11	$ —	$ —	$ —	$ (10)	$ (1)	$ —	$ —	$ —

Non-U.S. government and agency obligations	21	—	—	—	—	(9)	1	—	13

Loans and securities backed by:
Commercial real estate	2,134	22	28	232	(100)	(131)	87	(167)	2,105

Residential real estate	2,717	24	29	91	(238)	(76)	69	(976)	1,640

Bank loans and bridge loans	5,377	55	(77)	243	(43)	(574)	152	(1,372)	3,761

Corporate debt securities	2,595	51	(34)	95	(153)	(19)	161	(378)	2,318

State and municipal obligations	143	—	—	7	(9)	—	12	(64)	89

Other debt obligations	740	2	4	16	(63)	(102)	—	(56)	541

Equities and convertible debentures	12,457	77	(2)	177	(93)	(514)	212	(2,476)	9,838
Total cash instrument assets	$26,195	$231	$ (52)	$ 861	$ (709)	$ (1,426)	$ 694	$ (5,489)	$20,305
Total cash instrument liabilities	$ (178)	$ 13	$ (31)	$ 102	$ (35)	$ 3	$ (98)	$ 5	$ (219)
Nine Months Ended September 2015
Non-U.S. government and agency obligations	$ 136	$ 9	$ —	$ 1	$ (35)	$ (24)	$ —	$ (74)	$ 13

Loans and securities backed by:
Commercial real estate	3,275	120	91	429	(605)	(1,332)	340	(213)	2,105

Residential real estate	2,545	115	19	387	(639)	(255)	158	(690)	1,640

Bank loans and bridge loans	6,973	228	(177)	760	(833)	(1,481)	389	(2,098)	3,761

Corporate debt securities	3,633	128	(58)	455	(448)	(399)	345	(1,338)	2,318

State and municipal obligations	110	3	2	11	(21)	(2)	12	(26)	89

Other debt obligations	870	21	5	91	(192)	(82)	2	(174)	541

Equities and convertible debentures	11,108	197	962	676	(489)	(1,313)	885	(2,188)	9,838
Total cash instrument assets	$28,650	$821	$844	$2,810	$ (3,262)	$ (4,888)	$2,131	$ (6,801)	$20,305
Total cash instrument liabilities	$ (244)	$ 12	$ (26)	$ 170	$ (45)	$ (6)	$ (121)	$ 41	$ (219)

Goldman Sachs September 2016 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2016. The net unrealized gain on level 3 cash instruments of $479 million (reflecting $461 million on cash instrument assets and $18 million on cash instrument liabilities) for the three months ended September 2016 primarily reflected gains on private equity investments, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended September 2016 primarily reflected transfers of private equity investments and corporate debt securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2016 primarily reflected transfers of loans and securities backed by residential real estate and private equity investments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Nine Months Ended September 2016. The net unrealized gain on level 3 cash instruments of $390 million (reflecting $358 million on cash instrument assets and $32 million on cash instrument liabilities) for the nine months ended September 2016 primarily reflected gains on private equity investments, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the nine months ended September 2016 primarily reflected transfers of private equity investments, loans and securities backed by commercial real estate, corporate debt securities and bank loans and bridge loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2016 primarily reflected transfers of private equity investments, loans and securities backed by commercial and residential real estate and bank loans and bridge loans to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

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

22	Goldman Sachs September 2016 Form 10-Q

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

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2016
Private equity funds	$4,803	$1,398

Credit funds	478	214

Hedge funds	471	—

Real estate funds	1,107	200
Total	$6,859	$1,812
As of December 2015
Private equity funds	$5,414	$2,057

Credit funds	611	344

Hedge funds	560	—

Real estate funds	1,172	296
Total	$7,757	$2,697

Goldman Sachs September 2016 Form 10-Q	23

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

24	Goldman Sachs September 2016 Form 10-Q

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

•

Total gross fair value of derivatives includes derivative assets and derivative liabilities of $17.91 billion and $16.78 billion, respectively, as of September 2016, and derivative assets and derivative liabilities of $17.09 billion and $18.16 billion, respectively, as of December 2015, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

	As of September 2016			As of December 2015
$ in millions	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount
Derivatives not accounted for as hedges
Exchange-traded	$ 376	$ 425	$ 5,007,835	$ 310	$ 280	$ 4,402,843

OTC-cleared	299,669	281,538	19,319,515	211,272	192,401	20,738,687

Bilateral OTC	441,056	415,105	11,870,373	345,516	321,458	12,953,830
Total interest rates	741,101	697,068	36,197,723	557,098	514,139	38,095,360
OTC-cleared	5,187	5,071	412,498	5,203	5,596	339,244

Bilateral OTC	25,464	22,235	1,225,769	35,679	31,179	1,552,806
Total credit	30,651	27,306	1,638,267	40,882	36,775	1,892,050
Exchange-traded	13	134	9,709	183	204	13,073

OTC-cleared	228	297	43,677	165	128	14,617

Bilateral OTC	82,437	79,377	5,674,447	96,660	99,235	5,461,940
Total currencies	82,678	79,808	5,727,833	97,008	99,567	5,489,630
Exchange-traded	4,674	4,190	283,543	2,997	3,623	203,465

OTC-cleared	176	214	2,846	232	233	2,839

Bilateral OTC	9,021	10,579	198,855	17,445	17,215	230,750
Total commodities	13,871	14,983	485,244	20,674	21,071	437,054
Exchange-traded	8,088	8,391	624,544	9,372	7,908	528,419

Bilateral OTC	39,169	39,984	970,472	37,788	38,290	927,078
Total equities	47,257	48,375	1,595,016	47,160	46,198	1,455,497
Subtotal	915,558	867,540	45,644,083	762,822	717,750	47,369,591
Derivatives accounted for as hedges
OTC-cleared	6,462	30	57,947	4,567	85	51,446

Bilateral OTC	5,494	1	42,065	6,660	20	62,022
Total interest rates	11,956	31	100,012	11,227	105	113,468
OTC-cleared	2	46	1,538	24	6	1,333

Bilateral OTC	27	60	8,947	116	27	8,615
Total currencies	29	106	10,485	140	33	9,948
Subtotal	11,985	137	110,497	11,367	138	123,416
Total gross fair value/notional amount of derivatives	$ 927,543	$ 867,677	$45,754,580	$ 774,189	$ 717,888	$47,493,007
Amounts offset in the condensed consolidated statements of financial condition
Exchange-traded	$ (11,276)	$ (11,276)		$ (9,398)	$ (9,398)

OTC-cleared	(284,021)	(284,021)		(194,928)	(194,928)

Bilateral OTC	(478,894)	(478,894)		(426,841)	(426,841)
Total counterparty netting	(774,191)	(774,191)		(631,167)	(631,167)
OTC-cleared	(27,059)	(2,542)		(26,151)	(3,305)

Bilateral OTC	(71,549)	(46,505)		(62,981)	(36,645)
Total cash collateral netting	(98,608)	(49,047)		(89,132)	(39,950)
Total counterparty and cash collateral netting	$(872,799)	$(823,238)		$(720,299)	$(671,117)
Included in the condensed consolidated statements of financial condition
Exchange-traded	$ 1,875	$ 1,864		$ 3,464	$ 2,617

OTC-cleared	644	633		384	216

Bilateral OTC	52,225	41,942		50,042	43,938
Total included in the condensed consolidated statements of financial condition	$ 54,744	$ 44,439		$ 53,890	$ 46,771
Amounts not offset in the condensed consolidated statements of financial condition
Cash collateral received/posted	$ (522)	$ (2,016)		$ (498)	$ (1,935)

Securities collateral received/posted	(17,910)	(14,193)		(14,008)	(10,044)
Total	$ 36,312	$ 28,230		$ 39,384	$ 34,792

Goldman Sachs September 2016 Form 10-Q	25

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

26	Goldman Sachs September 2016 Form 10-Q

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

•

For level 3 credit derivatives, significant unobservable inputs include illiquid credit spreads and upfront credit points, which are unique to specific reference obligations and reference entities, recovery rates and certain correlations required to value credit derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another).

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

Goldman Sachs September 2016 Form 10-Q	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting, included in the condensed consolidated statements of financial condition.

	As of September 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 9	$ 752,087	$ 961	$ 753,057

Credit	—	24,863	5,788	30,651

Currencies	—	82,474	233	82,707

Commodities	—	13,469	402	13,871

Equities	11	46,612	634	47,257
Gross fair value	20	919,505	8,018	927,543

Counterparty netting within levels	(1)	(770,662)	(1,925)	(772,588)
Subtotal	$ 19	$ 148,843	$ 6,093	$ 154,955

Cross-level counterparty netting				(1,603)

Cash collateral netting				(98,608)
Net fair value				$ 54,744
Liabilities
Interest rates	$ (22)	$(696,170)	$ (907)	$(697,099)

Credit	—	(24,429)	(2,877)	(27,306)

Currencies	—	(79,713)	(201)	(79,914)

Commodities	—	(14,579)	(404)	(14,983)

Equities	(554)	(46,484)	(1,337)	(48,375)
Gross fair value	(576)	(861,375)	(5,726)	(867,677)

Counterparty netting within levels	1	770,662	1,925	772,588
Subtotal	$(575)	$ (90,713)	$(3,801)	$ (95,089)

Cross-level counterparty netting				1,603

Cash collateral netting				49,047
Net fair value				$ (44,439)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 4	$ 567,761	$ 560	$ 568,325

Credit	—	34,832	6,050	40,882

Currencies	—	96,959	189	97,148

Commodities	—	20,087	587	20,674

Equities	46	46,491	623	47,160
Gross fair value	50	766,130	8,009	774,189

Counterparty netting within levels	—	(627,548)	(2,139)	(629,687)
Subtotal	$ 50	$ 138,582	$ 5,870	$ 144,502

Cross-level counterparty netting				(1,480)

Cash collateral netting				(89,132)
Net fair value				$ 53,890
Liabilities
Interest rates	$ (11)	$(513,275)	$ (958)	$(514,244)

Credit	—	(33,518)	(3,257)	(36,775)

Currencies	—	(99,377)	(223)	(99,600)

Commodities	—	(20,222)	(849)	(21,071)

Equities	(18)	(43,953)	(2,227)	(46,198)
Gross fair value	(29)	(710,345)	(7,514)	(717,888)

Counterparty netting within levels	—	627,548	2,139	629,687
Subtotal	$ (29)	$ (82,797)	$(5,375)	$ (88,201)

Cross-level counterparty netting				1,480

Cash collateral netting				39,950
Net fair value				$ (46,771)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in Counterparty netting within levels. Where the counterparty netting is across levels, the netting is reflected in Cross-level counterparty netting.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

28	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value the firm’s level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average / Median) as of
$ in millions	September 2016		December 2015
Interest rates — net	$54		$(398)

Correlation	(10)% to 86% (56% / 60%	)	(25)% to 92% (53% / 55% )

Volatility (bps per annum)	31 to 151 (84 / 57)		31 to 152 (84 / 57)
Credit — net	$2,911		$2,793

Correlation	29% to 92% (60% / 59%	)	46% to 99% (68% / 66% )

Credit spreads (bps)	1 to 960 (113 / 68)		1 to 1,019 (129 / 86)

Upfront credit points	0 to 100 (42 / 37)		0 to 100 (41 / 40)

Recovery rates	1% to 97% (61% / 70%	)	2% to 97% (58% / 70% )
Currencies — net	$32		$(34)

Correlation	25% to 70% (51% / 55%	)	25% to 70% (50% / 51% )
Commodities — net	$(2)		$(262)

Volatility	10% to 67% (34% / 34%	)	11% to 77% (35% / 34% )

Natural gas spread	$(2.20) to $4.01 ($(0.06) / $(0.02))		$(1.32) to $4.15 ($(0.05) / $(0.01))

Oil spread	$(11.15) to $64.66 ($10.95 / $6.92)		$(10.64) to $65.29 ($3.34 / $(3.31))
Equities — net	$(703)		$(1,604)

Correlation	(49)% to 87% (44% / 45%	)	(65)% to 94% (42% / 48% )

Volatility	5% to 107% (25% / 24%	)	5% to 76% (24% / 23% )

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. For example, the difference between the average and the median for credit spreads and oil spread inputs indicates that the majority of the inputs fall in the lower end of the range.

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

•	Correlation within currencies and equities includes cross-product correlation. Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

Goldman Sachs September 2016 Form 10-Q	29

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

30	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•

For the three months ended September 2016, the net realized and unrealized losses on level 3 derivative assets and liabilities of $154 million (reflecting $17 million of realized gains and $171 million of unrealized losses) include losses of $16 million and $138 million reported in “Market making” and “Other principal transactions,” respectively.

•

For the nine months ended September 2016, the net realized and unrealized gains on level 3 derivative assets and liabilities of $510 million (reflecting $110 million of realized losses and $620 million of unrealized gains) include gains/(losses) of $686 million and $(176) million reported in “Market making” and “Other principal transactions,” respectively.

•

For the three months ended September 2015, the net realized and unrealized gains on level 3 derivative assets and liabilities of $869 million (reflecting $22 million of realized losses and $891 million of unrealized gains) include gains of $647 million and $222 million reported in “Market making” and “Other principal transactions,” respectively.

•

For the nine months ended September 2015, the net realized and unrealized gains on level 3 derivative assets and liabilities of $1.13 billion (reflecting $158 million of realized gains and $967 million of unrealized gains) include gains of $945 million and $180 million reported in “Market making” and “Other principal transactions,” respectively.

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 derivative assets and liabilities and the activity related to transfers into and out of level 3.

	Level 3 Derivative Assets and Liabilities at Fair Value
$ in millions	Asset/ (liability) balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Settlements	Transfers into level 3	Transfers out of level 3	Asset/ (liability) balance, end of period
Three Months Ended September 2016
Interest rates — net	$ 56	$ (23)	$ (48)	$ —	$ (2)	$ 61	$ 9	$ 1	$ 54

Credit — net	2,942	7	(31)	12	(6)	(110)	101	(4)	2,911

Currencies — net	17	(12)	(14)	1	—	39	—	1	32

Commodities — net	(222)	(2)	(25)	1	(4)	34	6	210	(2)

Equities — net	(363)	47	(53)	29	(26)	(218)	3	(122)	(703)
Total derivatives — net	$ 2,430	$ 17	$(171)	$ 43	$ (38)	$ (194)	$ 119	$ 86	$2,292
Nine Months Ended September 2016
Interest rates — net	$ (398)	$ (43)	$ 129	$ 3	$ (5)	$ 95	$ 304	$ (31)	$ 54

Credit — net	2,793	(50)	359	68	(38)	(393)	191	(19)	2,911

Currencies — net	(34)	(39)	2	15	(4)	84	1	7	32

Commodities — net	(262)	22	34	27	(118)	12	10	273	(2)

Equities — net	(1,604)	—	96	78	(114)	824	(6)	23	(703)
Total derivatives — net	$ 495	$(110)	$ 620	$191	$(279)	$ 622	$ 500	$ 253	$2,292
Three Months Ended September 2015
Interest rates — net	$ (78)	$ (27)	$ 1	$ 2	$ (1)	$ 10	$(112)	$ 5	$ (200)

Credit — net	2,968	39	416	32	(46)	109	(5)	(219)	3,294

Currencies — net	(149)	(18)	183	4	—	37	(4)	107	160

Commodities — net	(54)	1	(27)	2	(56)	(4)	7	154	23

Equities — net	(2,349)	(17)	318	39	(407)	1,513	(88)	107	(884)
Total derivatives — net	$ 338	$ (22)	$ 891	$ 79	$(510)	$1,665	$(202)	$ 154	$2,393
Nine Months Ended September 2015
Interest rates — net	$ (40)	$ (10)	$ (4)	$ 5	$ (32)	$ 31	$(105)	$ (45)	$ (200)

Credit — net	3,530	147	553	56	(151)	(700)	127	(268)	3,294

Currencies — net	(267)	(71)	301	31	(8)	108	(19)	85	160

Commodities — net	(1,142)	9	(68)	—	(87)	(95)	(20)	1,426	23

Equities — net	(1,375)	83	185	105	(694)	942	(148)	18	(884)
Total derivatives — net	$ 706	$ 158	$ 967	$197	$(972)	$ 286	$(165)	$1,216	$2,393

Goldman Sachs September 2016 Form 10-Q	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2016. The net unrealized loss on level 3 derivatives of $171 million for the three months ended September 2016 was primarily attributable to losses on certain equity derivatives reflecting the impact of an increase in equity prices, and losses on certain interest rate derivatives reflecting the impact of a decrease in interest rates.

Transfers into level 3 derivatives during the three months ended September 2016 primarily reflected transfers of certain credit derivative assets from level 2, principally due to unobservable credit spread inputs becoming significant to the net risk of certain portfolios.

Transfers out of level 3 derivatives during the three months ended September 2016 primarily reflected transfers of certain commodity derivative liabilities to level 2, principally due to unobservable volatility inputs no longer being significant to the valuation of these derivatives and transfers of certain equity derivative assets to level 2, primarily due to increased transparency of unobservable correlation and volatility inputs used to value these derivatives.

Nine Months Ended September 2016. The net unrealized gain on level 3 derivatives of $620 million for the nine months ended September 2016 was primarily attributable to gains on certain credit and interest rate derivatives, principally reflecting the impact of a decrease in interest rates.

Transfers into level 3 derivatives during the nine months ended September 2016 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of certain unobservable inputs used to value these derivatives, and transfers of certain credit derivative assets from level 2 primarily due to unobservable credit spread inputs becoming significant to the net risk of certain portfolios.

Transfers out of level 3 derivatives during the nine months ended September 2016 primarily reflected transfers of certain commodity derivative liabilities to level 2, principally due to unobservable volatility inputs no longer being significant to the valuation of these derivatives.

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

32	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2016
Assets
Interest rates	$ 6,008	$22,669	$100,614	$129,291

Credit	1,646	3,264	6,587	11,497

Currencies	11,981	6,832	9,093	27,906

Commodities	3,094	2,024	222	5,340

Equities	3,551	8,478	1,645	13,674

Counterparty netting within tenors	(3,787)	(5,350)	(5,114)	(14,251)
Subtotal	$22,493	$37,917	$113,047	$173,457

Cross-tenor counterparty netting				(21,980)

Cash collateral netting				(98,608)
Total				$52,869
Liabilities
Interest rates	$ 7,662	$12,921	$ 52,702	$ 73,285

Credit	2,513	3,548	2,091	8,152

Currencies	10,623	7,262	7,107	24,992

Commodities	2,922	1,351	2,663	6,936

Equities	4,707	7,070	2,711	14,488

Counterparty netting within tenors	(3,787)	(5,350)	(5,114)	(14,251)
Subtotal	$24,640	$26,802	$ 62,160	$113,602

Cross-tenor counterparty netting				(21,980)

Cash collateral netting				(49,047)
Total				$ 42,575
As of December 2015
Assets
Interest rates	$ 4,231	$23,278	$ 81,401	$108,910

Credit	1,664	4,547	5,842	12,053

Currencies	14,646	8,936	6,353	29,935

Commodities	6,228	3,897	231	10,356

Equities	4,806	7,091	1,550	13,447

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$27,915	$41,998	$ 90,107	$160,020

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(89,132)
Total				$ 50,426
Liabilities
Interest rates	$ 5,323	$13,945	$ 35,592	$ 54,860

Credit	1,804	4,704	1,437	7,945

Currencies	12,378	9,940	10,048	32,366

Commodities	4,464	3,136	2,526	10,126

Equities	5,154	5,802	2,994	13,950

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$25,463	$31,776	$ 47,327	$104,566

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(39,950)
Total				$ 44,154

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs September 2016 Form 10-Q	33

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

As of September 2016, written and purchased credit derivatives had total gross notional amounts of $798.19 billion and $840.18 billion, respectively, for total net notional purchased protection of $41.99 billion. As of December 2015, written and purchased credit derivatives had total gross notional amounts of $923.48 billion and $968.68 billion, respectively, for total net notional purchased protection of $45.20 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$228,332	$ 6,064	$ 2,188	$ 8,167	$244,751

1 – 5 years	407,671	19,029	10,016	12,324	449,040

Greater than 5 years	90,292	9,836	2,831	1,444	104,403
Total	$726,295	$34,929	$15,035	$ 21,935	$798,194
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$631,589	$26,543	$14,590	$ 19,321	$692,043

Other	134,755	9,281	1,635	2,468	148,139
Fair Value of Written Credit Derivatives
Asset	$ 15,280	$ 947	$ 269	$ 197	$ 16,693

Liability	2,978	1,037	1,048	6,597	11,660
Net asset/(liability)	$ 12,302	$ (90)	$ (779)	$ (6,400)	$ 5,033
As of December 2015
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$240,468	$ 2,859	$ 2,881	$ 10,533	$256,741

1 – 5 years	514,986	42,399	16,327	26,271	599,983

Greater than 5 years	57,054	6,481	1,567	1,651	66,753
Total	$812,508	$51,739	$20,775	$ 38,455	$923,477
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$722,436	$46,313	$19,556	$ 33,266	$821,571

Other	132,757	6,383	3,372	4,598	147,110
Fair Value of Written Credit Derivatives
Asset	$ 17,110	$ 924	$ 108	$ 190	$ 18,332

Liability	2,756	2,596	1,942	12,485	19,779
Net asset/(liability)	$ 14,354	$ (1,672)	$ (1,834)	$(12,295)	$ (1,447)

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

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in Offsetting.

34	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $44 million and $89 million for the three months ended September 2016 and September 2015, respectively, and $155 million and $68 million for the nine months ended September 2016 and September 2015, respectively.

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

	As of
$ in millions	September 2016	December 2015
Fair value of assets	$ 697	$ 466

Fair value of liabilities	702	794
Net liability	$ 5	$ 328
Notional amount	$8,849	$7,869

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

	As of
$ in millions	September 2016	December 2015
Net derivative liabilities under bilateral agreements	$35,906	$29,836

Collateral posted	33,847	26,075

Additional collateral or termination payments:
One-notch downgrade	774	1,061

Two-notch downgrade	2,076	2,689

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

Goldman Sachs September 2016 Form 10-Q	35

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Interest rate hedges	$(984)	$ 1,277	$ 1,865	$(246)

Hedged borrowings and deposits	823	(1,363)	(2,169)	(273)
Hedge ineffectiveness	$(161)	$ (86)	$ (304)	$(519)

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Foreign currency forward contract hedges	$(74)	$380	$(382)	$627

Foreign currency-denominated debt hedges	(47)	(45)	(408)	(14)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive loss were not material for the three and nine months ended September 2016 or September 2015.

As of September 2016 and December 2015, the firm had designated $2.61 billion and $2.20 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

36	Goldman Sachs September 2016 Form 10-Q

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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2016
Assets
Securities segregated for regulatory and other purposes	$19,186	$ 16,872	$ —	$ 36,058

Securities purchased under agreements to resell	—	93,352	—	93,352

Securities borrowed	—	78,788	—	78,788

Receivables from customers and counterparties	—	3,242	55	3,297
Total	$19,186	$ 192,254	$ 55	$ 211,495
Liabilities
Deposits	$ —	$ (10,878)	$ (3,218)	$ (14,096)

Securities sold under agreements to repurchase	—	(73,830)	(75)	(73,905)

Securities loaned	—	(1,969)	—	(1,969)

Other secured financings	—	(21,390)	(616)	(22,006)

Unsecured borrowings:
Short-term	—	(13,069)	(3,672)	(16,741)

Long-term	—	(22,828)	(7,438)	(30,266)

Other liabilities and accrued expenses	—	(556)	(109)	(665)
Total	$ —	$(144,520)	$(15,128)	$(159,648)
As of December 2015
Assets
Securities segregated for regulatory and other purposes	$19,562	$ 18,942	$ —	$ 38,504

Securities purchased under agreements to resell	—	119,450	—	119,450

Securities borrowed	—	69,801	—	69,801

Receivables from customers and counterparties	—	4,947	45	4,992
Total	$19,562	$ 213,140	$ 45	$ 232,747
Liabilities
Deposits	$ —	$ (12,465)	$ (2,215)	$ (14,680)

Securities sold under agreements to repurchase	—	(85,998)	(71)	(86,069)

Securities loaned	—	(466)	—	(466)

Other secured financings	—	(22,658)	(549)	(23,207)

Unsecured borrowings:
Short-term	—	(13,610)	(4,133)	(17,743)

Long-term	—	(18,049)	(4,224)	(22,273)

Other liabilities and accrued expenses	—	(1,201)	(52)	(1,253)
Total	$ —	$(154,447)	$(11,244)	$(165,691)

Goldman Sachs September 2016 Form 10-Q	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•	Securities segregated for regulatory and other purposes include segregated securities accounted for at fair value under the fair value option and includes securities borrowed and resale agreements.

•	Level 1 other financial assets at fair value include U.S. Treasury securities segregated for regulatory and other purposes accounted for at fair value under other U.S. GAAP.

•	Other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both September 2016 and December 2015, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both September 2016 and December 2015, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of September 2016:

•	Yield: 0.5% to 12.8% (weighted average: 3.1%)

•	Duration: 1.3 to 8.1 years (weighted average: 3.0 years)

As of December 2015:

•	Yield: 0.6% to 10.0% (weighted average: 2.7%)

•	Duration: 1.6 to 8.8 years (weighted average: 2.8 years)

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

38	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both September 2016 and December 2015, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and nine months ended September 2016 and September 2015. The table below presents information about transfers between level 2 and level 3.

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

•

For the three months ended September 2016, the net realized and unrealized losses on level 3 other financial liabilities of $329 million (reflecting $23 million of realized losses and $306 million of unrealized losses) include losses of approximately $302 million, $18 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $7 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

For the nine months ended September 2016, the net realized and unrealized losses on level 3 other financial liabilities of $411 million (reflecting $76 million of realized losses and $335 million of unrealized losses) include losses of approximately $332 million, $32 million and $7 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $40 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

For the three months ended September 2015, the net realized and unrealized gains on level 3 other financial liabilities of $828 million (reflecting $58 million of realized gains and $770 million of unrealized gains) include gains/(losses) of approximately $786 million, $46 million and $(4) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

•

For the nine months ended September 2015, the net realized and unrealized gains on level 3 other financial liabilities of $823 million (reflecting $36 million of realized gains and $787 million of unrealized gains) include gains/(losses) of approximately $977 million, $(134) million and $(20) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

See “Level 3 Rollforward Commentary” below for an explanation of the net unrealized gains/(losses) on level 3 other financial assets and liabilities and the activity related to transfers into and out of level 3.

Goldman Sachs September 2016 Form 10-Q	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Level 3 Other Financial Assets and Liabilities at Fair Value
$ in millions	Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/ (losses)	Purchases	Sales	Issuances	Settlements	Transfers into level 3	Transfers out of level 3	Balance, end of period
Three Months Ended September 2016
Receivables from customers and counterparties	$ 48	$ 1	$ 1	$ 6	$—	$ —	$ (1)	$ —	$ —	$ 55
Total other financial assets	$ 48	$ 1	$ 1	$ 6	$—	$ —	$ (1)	$ —	$ —	$ 55
Deposits	$ (2,936)	$ (7)	$ —	$ —	$—	$ (284)	$ 9	$ —	$ —	$ (3,218)

Securities sold under agreements to repurchase	(76)	—	—	—	—	—	1	—	—	(75)

Other secured financings	(688)	(1)	(9)	(3)	—	(1)	191	(106)	1	(616)

Unsecured short-term borrowings	(4,654)	—	(218)	—	—	(692)	1,208	(76)	760	(3,672)

Unsecured long-term borrowings	(6,626)	(19)	(88)	—	—	(1,160)	378	(48)	125	(7,438)

Other liabilities and accrued expenses	(109)	4	9	—	—	(13)	—	—	—	(109)
Total other financial liabilities	$(15,089)	$(23)	$(306)	$ (3)	$—	$(2,150)	$1,787	$ (230)	$ 886	$(15,128)
Nine Months Ended September 2016
Receivables from customers and counterparties	$ 45	$ 2	$ 1	$ 10	$—	$ —	$ (3)	$ —	$ —	$ 55
Total other financial assets	$ 45	$ 2	$ 1	$ 10	$—	$ —	$ (3)	$ —	$ —	$ 55
Deposits	$ (2,215)	$(20)	$(208)	$ —	$—	$ (797)	$ 22	$ —	$ —	$ (3,218)

Securities sold under agreements to repurchase	(71)	—	(6)	—	—	—	2	—	—	(75)

Other secured financings	(549)	(4)	(33)	(8)	6	(141)	228	(116)	1	(616)

Unsecured short-term borrowings	(4,133)	(33)	(98)	—	—	(3,327)	3,522	(427)	824	(3,672)

Unsecured long-term borrowings	(4,224)	(27)	21	(2)	—	(4,676)	1,417	(260)	313	(7,438)

Other liabilities and accrued expenses	(52)	8	(11)	—	—	(55)	1	—	—	(109)
Total other financial liabilities	$(11,244)	$(76)	$(335)	$(10)	$ 6	$(8,996)	$5,192	$ (803)	$1,138	$(15,128)
Three Months Ended September 2015
Receivables from customers and counterparties	$ 42	$ —	$ —	$ 2	$ (3)	$ —	$ 1	$ —	$ —	$ 42
Total other financial assets	$ 42	$ —	$ —	$ 2	$ (3)	$ —	$ 1	$ —	$ —	$ 42
Deposits	$ (1,680)	$ (3)	$ 11	$ —	$—	$ (295)	$ 8	$ —	$ —	$ (1,959)

Securities sold under agreements to repurchase	(82)	—	—	—	—	—	16	—	—	(66)

Other secured financings	(1,479)	(4)	64	(10)	—	(125)	84	(312)	1	(1,781)

Unsecured short-term borrowings	(4,490)	66	548	—	—	(1,023)	552	(154)	62	(4,439)

Unsecured long-term borrowings	(3,462)	(2)	155	—	—	(586)	98	(227)	62	(3,962)

Other liabilities and accrued expenses	(1,145)	1	(8)	—	—	(1)	1	(23)	1,125	(50)
Total other financial liabilities	$(12,338)	$ 58	$ 770	$(10)	$—	$(2,030)	$ 759	$ (716)	$1,250	$(12,257)
Nine Months Ended September 2015
Receivables from customers and counterparties	$ 56	$ 1	$ (4)	$ 6	$ (3)	$ —	$ (21)	$ 7	$ —	$ 42
Total other financial assets	$ 56	$ 1	$ (4)	$ 6	$ (3)	$ —	$ (21)	$ 7	$ —	$ 42
Deposits	$ (1,065)	$ (6)	$ 64	$ —	$—	$ (997)	$ 45	$ —	$ —	$ (1,959)

Securities sold under agreements to repurchase	(124)	—	(1)	—	—	—	59	—	—	(66)

Other secured financings	(1,091)	(20)	84	(10)	32	(630)	290	(481)	45	(1,781)

Unsecured short-term borrowings	(3,712)	62	356	—	—	(2,735)	1,882	(669)	377	(4,439)

Unsecured long-term borrowings	(2,585)	(4)	292	—	—	(2,364)	726	(421)	394	(3,962)

Other liabilities and accrued expenses	(715)	4	(8)	—	—	(1)	7	(23)	686	(50)
Total other financial liabilities	$ (9,292)	$ 36	$ 787	$(10)	$32	$(6,727)	$3,009	$(1,594)	$1,502	$(12,257)

40	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2016. The net unrealized loss on level 3 other financial assets and liabilities of $305 million (reflecting $1 million of gains on other financial assets and $306 million of losses on other financial liabilities) for the three months ended September 2016 primarily consisted of losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to changes in foreign exchange rates and an increase in global equity prices.

Transfers into level 3 of other financial liabilities during the three months ended September 2016 primarily reflected transfers of certain hybrid financial instruments included in other secured financings, principally due to reduced transparency of certain yield inputs used to value these instruments and transfers of certain hybrid financial instruments included in unsecured short-term borrowings, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended September 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings, principally due to increased transparency of certain inputs, including correlation and volatility inputs used to value these instruments.

Nine Months Ended September 2016. The net unrealized loss on level 3 other financial assets and liabilities of $334 million (reflecting $1 million of gains on other financial assets and $335 million of losses on other financial liabilities) for the nine months ended September 2016 primarily consisted of losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.

Transfers into level 3 of other financial liabilities during the nine months ended September 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings, principally due to reduced transparency of certain correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the nine months ended September 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings, principally due to increased transparency of certain inputs, including correlation and volatility inputs used to value these instruments.

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

Goldman Sachs September 2016 Form 10-Q	41

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Unsecured short-term borrowings	$(832)	$1,845	$ (773)	$ 947

Unsecured long-term borrowings	(19)	273	(608)	746

Other liabilities and accrued expenses	1	(237)	(86)	(676)

Other	(85)	34	(629)	(28)
Total	$(935)	$1,915	$(2,096)	$ 989

In the table above:

•

Gains/(losses) exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Unsecured short-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(850) million and $1.84 billion for the three months ended September 2016 and September 2015, respectively, and $(782) million and $925 million for the nine months ended September 2016 and September 2015, respectively.

•

Unsecured long-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $28 million and $112 million for the three months ended September 2016 and September 2015, respectively, and $(420) million and $645 million for the nine months ended September 2016 and September 2015, respectively.

•	Other liabilities and accrued expenses includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Other primarily consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions” primarily represent gains and losses on “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value.”

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected. In the table below, the aggregate contractual principal amount of loans on non-accrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

	As of
$ in millions	September 2016	December 2015
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 869	$1,330

Loans on non-accrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	9,132	9,600

Aggregate fair value of loans on non-accrual status and/or more than 90 days past due	2,454	2,391

As of September 2016 and December 2015, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $88 million and $211 million, respectively, and the related total contractual amount of these lending commitments was $7.55 billion and $14.01 billion, respectively. See Note 18 for further information about lending commitments.

42	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $500 million and $362 million as of September 2016 and December 2015, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $740 million and $1.12 billion as of September 2016 and December 2015, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $157 million and $165 million for the three months ended September 2016 and September 2015, respectively, and $270 million and $835 million for the nine months ended September 2016 and September 2015, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads. The net DVA on such financial liabilities was a loss of $13 million (both gross and net of tax) for the three months ended September 2016 and $116 million ($75 million, net of tax) for the nine months ended September 2016, and was included in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income. The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three and nine months ended September 2016.

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	September 2016	December 2015
Corporate loans	$24,936	$20,740

Loans to private wealth management clients	14,374	13,961

Loans backed by commercial real estate	4,550	5,271

Loans backed by residential real estate	3,248	2,316

Other loans	2,447	3,533
Total loans receivable, gross	49,555	45,821

Allowance for loan losses	(491)	(414)
Total loans receivable	$49,064	$45,407

As of September 2016 and December 2015, the fair value of loans receivable was $49.20 billion and $45.19 billion, respectively. As of September 2016, had these loans been carried at fair value and included in the fair value hierarchy, $24.23 billion and $24.97 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these loans been carried at fair value and included in the fair value hierarchy, $23.91 billion and $21.28 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of September 2016 and December 2015, such lending commitments were $91.15 billion and $93.92 billion, respectively, substantially all of which were extended to corporate borrowers. The carrying value and the estimated fair value of such lending commitments were liabilities of $306 million and $2.69 billion, respectively, as of September 2016, and $291 million and $3.32 billion, respectively, as of December 2015. As of September 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.19 billion and $1.50 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.35 billion and $1.97 billion would have been classified in level 2 and level 3, respectively.

Goldman Sachs September 2016 Form 10-Q	43

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

As of September 2016, the gross carrying value of PCI loans was $3.09 billion (including $1.14 billion, $1.93 billion and $21 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $7.47 billion and $500 million, respectively, as of September 2016. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during the three months ended September 2016 were $507 million, $556 million and $1.17 billion, and during the nine months ended September 2016 were $1.36 billion, $1.55 billion and $3.41 billion, respectively. As of December 2015, the gross carrying value of PCI loans was $2.12 billion (including $1.16 billion, $941 million and $23 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $5.54 billion and $234 million, respectively, as of December 2015.

44	Goldman Sachs September 2016 Form 10-Q

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

As of September 2016 and December 2015, impaired loans receivable (excluding PCI loans) on non-accrual status were $455 million and $223 million, respectively. As of September 2016, such loans included $154 million of corporate loans that were modified in a troubled debt restructuring, and the firm had $153 million in lending commitments related to these loans. There were no such loans as of December 2015.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

The table below presents gross loans receivable (excluding PCI loans of $3.09 billion and $2.12 billion as of September 2016 and December 2015, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating. Non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of September 2016
Investment-grade	$19,155	$65,819	$ 84,974

Non-investment-grade	27,312	25,336	52,648
Total	$46,467	$91,155	$137,622
As of December 2015
Investment-grade	$19,459	$64,898	$ 84,357

Non-investment-grade	24,241	29,021	53,262
Total	$43,700	$93,919	$137,619
Regulatory Risk Rating
As of September 2016
Non-criticized/pass	$43,419	$87,830	$131,249

Criticized	3,048	3,325	6,373
Total	$46,467	$91,155	$137,622
As of December 2015
Non-criticized/pass	$40,967	$92,021	$132,988

Criticized	2,733	1,898	4,631
Total	$43,700	$93,919	$137,619

Goldman Sachs September 2016 Form 10-Q	45

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of September 2016 and December 2015, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses.” As of September 2016 and December 2015, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments. In the table below, Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

$ in millions	Nine Months Ended September 2016	Year Ended December 2015
Allowance for loan losses
Balance, beginning of period	$414	$228

Charge-offs	(8)	(1)

Provision	113	187

Other	(28)	—
Balance, end of period	$491	$414
Allowance for losses on lending commitments
Balance, beginning of period	$188	$ 86

Provision	35	102

Other	(16)	—
Balance, end of period	$207	$188

The provision for losses on loans and lending commitments is included in “Other principal transactions.” As of September 2016 and December 2015, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments and were primarily determined at the portfolio level. The firm’s allowance for losses on PCI loans as of September 2016 was not material. There was no allowance for losses on PCI loans as of December 2015.

46	Goldman Sachs September 2016 Form 10-Q

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	September 2016	December 2015
Securities purchased under agreements to resell	$ 94,220	$120,905

Securities borrowed	185,468	172,099

Securities sold under agreements to repurchase	73,905	86,069

Securities loaned	5,256	3,614

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of September 2016 and December 2015, $78.79 billion and $69.80 billion of securities borrowed, and $1.97 billion and $466 million of securities loaned were at fair value, respectively.

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

Goldman Sachs September 2016 Form 10-Q	47

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2016 and December 2015.

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

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2016
Included in the condensed consolidated statements of financial condition
Gross carrying value	$ 149,386	$ 190,897	$114,013	$ 8,871

Counterparty netting	(40,108)	(3,615)	(40,108)	(3,615)
Total	109,278	187,282	73,905	5,256
Amounts not offset
Counterparty netting	(8,440)	(2,908)	(8,440)	(2,908)

Collateral	(98,884)	(173,473)	(63,714)	(2,089)
Total	$ 1,954	$ 10,901	$ 1,751	$ 259
As of December 2015
Included in the condensed consolidated statements of financial condition
Gross carrying value	$ 163,199	$ 180,203	$114,960	$ 6,179

Counterparty netting	(28,891)	(2,565)	(28,891)	(2,565)
Total	134,308	177,638	86,069	3,614
Amounts not offset
Counterparty netting	(4,979)	(1,732)	(4,979)	(1,732)

Collateral	(125,561)	(167,061)	(78,958)	(1,721)
Total	$ 3,768	$ 8,845	$ 2,132	$ 161

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

As of September 2016 and December 2015, the firm had $15.06 billion and $13.40 billion, respectively, of securities received under resale agreements, and $1.81 billion and $5.54 billion, respectively, of securities borrowed transactions that were segregated to satisfy certain regulatory requirements. These securities are included in “Cash and securities segregated for regulatory and other purposes.”

48	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2016
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 671	$ —

U.S. government and federal agency obligations	45,401	—

Non-U.S. government and agency obligations	39,929	1,070

Securities backed by commercial real estate	9	—

Securities backed by residential real estate	116	—

Corporate debt securities	9,859	14

State and municipal obligations	111	—

Other debt obligations	14	—

Equities and convertible debentures	17,903	7,787
Total	$ 114,013	$8,871
As of December 2015
Commercial paper, certificates of deposit, time deposits and other money market instruments	$ 806	$ —

U.S. government and federal agency obligations	54,856	101

Non-U.S. government and agency obligations	31,547	2,465

Securities backed by commercial real estate	269	—

Securities backed by residential real estate	2,059	—

Corporate debt securities	6,877	30

State and municipal obligations	609	—

Other debt obligations	101	—

Equities and convertible debentures	17,836	3,583
Total	$ 114,960	$6,179

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of September 2016
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 33,885	$4,350

2 - 30 days	37,689	2,546

31 - 90 days	10,647	725

91 days - 1 year	23,091	1,250

Greater than 1 year	8,701	—
Total	$114,013	$8,871

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of September 2016 and December 2015, nonrecourse other secured financings were $2.62 billion and $2.20 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of September 2016 and December 2015.

Goldman Sachs September 2016 Form 10-Q	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2016
Other secured financings (short-term):
At fair value	$10,417	$ 4,768	$15,185

At amortized cost	3	—	3

Weighted average interest rates	4.33%	—%

Other secured financings (long-term):
At fair value	5,689	1,132	6,821

At amortized cost	145	324	469

Weighted average interest rates	3.98%	1.96%
Total	$16,254	$ 6,224	$22,478
Other secured financings collateralized by:
Financial instruments	$15,198	$ 5,733	$20,931

Other assets	1,056	491	1,547
As of December 2015
Other secured financings (short-term):
At fair value	$ 7,952	$ 5,448	$13,400

At amortized cost	514	319	833

Weighted average interest rates	2.93%	3.83%

Other secured financings (long-term):
At fair value	6,702	3,105	9,807

At amortized cost	370	343	713

Weighted average interest rates	2.87%	1.54%
Total	$15,538	$ 9,215	$24,753
Other secured financings collateralized by:
Financial instruments	$14,862	$ 8,872	$23,734

Other assets	676	343	1,019

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

•

Total other secured financings includes $478 million and $334 million related to transfers of financial assets accounted for as financings rather than sales as of September 2016 and December 2015, respectively. Such financings were collateralized by financial assets of $478 million and $336 million as of September 2016 and December 2015, respectively, primarily included in “Financial instruments owned, at fair value.”

•

Other secured financings collateralized by financial instruments includes $14.06 billion and $14.98 billion of other secured financings collateralized by financial instruments owned, at fair value as of September 2016 and December 2015, respectively, and includes $6.87 billion and $8.76 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2016 and December 2015, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of September 2016
Other secured financings (short-term)	$15,188

Other secured financings (long-term):
2017	1,080

2018	3,394

2019	697

2020	1,185

2021	249

2022 - thereafter	685
Total other secured financings (long-term)	7,290
Total other secured financings	$22,478

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

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

50	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	September 2016	December 2015
Collateral available to be delivered or repledged	$623,720	$636,684

Collateral that was delivered or repledged	494,028	496,240

In the table above, as of September 2016 and December 2015, collateral available to be delivered or repledged excludes $15.06 billion and $13.40 billion, respectively, of securities received under resale agreements, and $1.81 billion and $5.54 billion, respectively, of securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated to satisfy certain regulatory requirements.

The table below presents information about assets pledged.

	As of
$ in millions	September 2016	December 2015
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 55,800	$ 54,426

Did not have the right to deliver or repledge	66,390	63,880

Other assets pledged to counterparties that did not have the right to deliver or repledge	2,986	1,841

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Residential mortgages	$4,254	$2,056	$ 9,152	$11,258

Commercial mortgages	1,123	3,506	1,873	8,255

Other financial assets	175	478	175	478
Total	$5,552	$6,040	$11,200	$19,991
Cash flows on retained interests	$ 115	$ 64	$ 168	$ 142

Goldman Sachs September 2016 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2016
U.S. government agency-issued collateralized mortgage obligations	$26,735	$1,060	$ 5

Other residential mortgage-backed	3,179	731	—

Other commercial mortgage-backed	3,255	26	—

CDOs, CLOs and other	2,664	63	11
Total	$35,833	$1,880	$16
As of December 2015
U.S. government agency-issued collateralized mortgage obligations	$39,088	$ 846	$20

Other residential mortgage-backed	2,195	154	17

Other commercial mortgage-backed	6,842	115	28

CDOs, CLOs and other	2,732	44	7
Total	$50,857	$1,159	$72

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

•	Substantially all of the total outstanding principal amount and total retained interests as of September 2016 and December 2015 relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $1.88 billion and $1.16 billion as of September 2016 and December 2015, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $65 million and $92 million as of September 2016 and December 2015, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	September 2016	December 2015
Fair value of retained interests	$ 1,819	$ 1,115

Weighted average life (years)	5.1	7.5

Constant prepayment rate	10.8%	10.4%

Impact of 10% adverse change	$ (19)	$ (22)

Impact of 20% adverse change	(37)	(43)

Discount rate	3.9%	5.5%

Impact of 10% adverse change	$ (26)	$ (28)

Impact of 20% adverse change	(50)	(55)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $61 million and a weighted average life of 3.6 years as of September 2016, and a fair value of $44 million and a weighted average life of 3.5 years as of December 2015. Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2016 and December 2015. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $61 million and $44 million as of September 2016 and December 2015, respectively.

52	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	53

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

54	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonconsolidated VIEs

The table below presents information about nonconsolidated VIEs in which the firm holds variable interests.

	As of
$ in millions	September 2016	December 2015
Mortgage-backed
Assets in VIEs	$40,021	$62,672

Carrying value of variable interests — assets	2,340	2,439

Maximum exposure to loss:
Retained interests	1,817	1,115

Purchased interests	523	1,324

Commitments and guarantees	10	40

Derivatives	168	222
Total maximum exposure to loss	2,518	2,701
Corporate CDOs and CLOs
Assets in VIEs	5,071	6,493

Carrying value of variable interests — assets	335	624

Carrying value of variable interests — liabilities	26	29

Maximum exposure to loss:
Retained interests	2	3

Purchased interests	68	106

Commitments and guarantees	1,077	647

Derivatives	1,823	2,633

Loans and investments	38	265
Total maximum exposure to loss	3,008	3,654
Real estate, credit-related and other investing
Assets in VIEs	8,922	9,793

Carrying value of variable interests — assets	2,689	3,557

Carrying value of variable interests — liabilities	3	3

Maximum exposure to loss:
Commitments and guarantees	476	570

Loans and investments	2,689	3,557
Total maximum exposure to loss	3,165	4,127
Other asset-backed
Assets in VIEs	6,522	7,026

Carrying value of variable interests — assets	301	265

Carrying value of variable interests — liabilities	222	145

Maximum exposure to loss:
Retained interests	61	41

Purchased interests	43	98

Commitments and guarantees	500	500

Derivatives	4,056	4,075

Loans and investments	97	—
Total maximum exposure to loss	4,757	4,714
Investments in funds and other
Assets in VIEs	15,474	4,161

Carrying value of variable interests — assets	897	286

Carrying value of variable interests — liabilities	1	—

Maximum exposure to loss:
Commitments and guarantees	553	263

Derivatives	6	6

Loans and investments	898	286
Total maximum exposure to loss	1,457	555
Total nonconsolidated VIEs
Assets in VIEs	76,010	90,145

Carrying value of variable interests — assets	6,562	7,171

Carrying value of variable interests — liabilities	252	177

Maximum exposure to loss:
Retained interests	1,880	1,159

Purchased interests	634	1,528

Commitments and guarantees	2,616	2,020

Derivatives	6,053	6,936

Loans and investments	3,722	4,108
Total maximum exposure to loss	$14,905	$15,751

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

•

Mortgage-backed includes Assets in VIEs of $3.38 billion and $4.08 billion, and Maximum exposure to loss of $339 million and $502 million, as of September 2016 and December 2015, respectively, related to CDOs backed by mortgage obligations.

•

Total maximum exposure to loss for Commitments and guarantees, and Derivatives include $1.50 billion and $1.52 billion as of September 2016 and December 2015, respectively, related to transactions with VIEs to which the firm transferred assets.

Goldman Sachs September 2016 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•

Mortgage-backed: As of September 2016, substantially all assets were included in “Financial instruments owned, at fair value,” “Loans receivable” and “Receivables from customers and counterparties.” As of December 2015, all assets were included in “Financial instruments owned, at fair value;”

•

Corporate CDOs and CLOs: As of both September 2016 and December 2015, substantially all assets were included in “Financial instruments owned, at fair value” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value;”

•

Real estate, credit-related and other investing: As of both September 2016 and December 2015, all assets were included in “Financial instruments owned, at fair value,” “Loans receivable” and “Other assets,” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses;”

•

Other asset-backed: As of both September 2016 and December 2015, all assets were included in “Financial instruments owned, at fair value” and “Loans receivable” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value;” and

•

Investments in funds and other: As of both September 2016 and December 2015, substantially all assets were included in “Financial instruments owned, at fair value” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value.”

Consolidated VIEs

The table below presents the carrying amount and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	September 2016	December 2015
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 386	$ 374

Cash and securities segregated for regulatory and other
purposes	34	49

Receivables from brokers, dealers and clearing organizations	1	1

Loans receivable	740	1,534

Financial instruments owned, at fair value	1,893	1,585

Other assets	692	456
Total	3,746	3,999
Liabilities
Other secured financings	318	332

Payables to customers and counterparties	1	2

Financial instruments sold, but not yet purchased, at fair value	10	16

Other liabilities and accrued expenses	796	556
Total	1,125	906
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	251	572

Other assets	6	15
Total	257	587
Liabilities
Other secured financings	141	113

Payables to customers and counterparties	—	432
Total	141	545
Principal-protected notes
Assets
Financial instruments owned, at fair value	112	126
Total	112	126
Liabilities
Other secured financings	474	413

Unsecured short-term borrowings	381	416

Unsecured long-term borrowings	353	312
Total	1,208	1,141
Total consolidated VIEs
Assets
Cash and cash equivalents	386	374

Cash and securities segregated for regulatory and other
purposes	34	49

Receivables from brokers, dealers and clearing organizations	1	1

Loans receivable	740	1,534

Financial instruments owned, at fair value	2,256	2,283

Other assets	698	471
Total	4,115	4,712
Liabilities
Other secured financings	933	858

Payables to customers and counterparties	1	434

Financial instruments sold, but not yet purchased, at fair value	10	16

Unsecured short-term borrowings	381	416

Unsecured long-term borrowings	353	312

Other liabilities and accrued expenses	796	556
Total	$2,474	$2,592

56	Goldman Sachs September 2016 Form 10-Q

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

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of
$ in millions	September 2016	December 2015
Property, leasehold improvements and equipment	$11,347	$ 9,956

Goodwill and identifiable intangible assets	4,104	4,148

Income tax-related assets	5,630	5,548

Equity-method investments	213	258

Miscellaneous receivables and other	3,924	5,308
Total	$25,218	$25,218

In the table above:

•

Equity-method investments exclude investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.78 billion and $6.59 billion as of September 2016 and December 2015, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

•

The decrease in Miscellaneous receivables and other from December 2015 to September 2016 reflects the sale of assets previously classified as held for sale related to certain of the firm’s consolidated investments. Miscellaneous receivables and other includes $654 million and $581 million of investments in qualified affordable housing projects as of September 2016 and December 2015, respectively.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $8.16 billion and $7.77 billion as of September 2016 and December 2015, respectively. Property, leasehold improvements and equipment included $6.04 billion and $5.93 billion as of September 2016 and December 2015, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of
$ in millions	September 2016	December 2015
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,402

Securities Services	105	105

Investing & Lending	2	2

Investment Management	609	598
Total	$3,669	$3,657

	Identifiable Intangible Assets as of
$ in millions	September 2016	December 2015
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 70	$ 92

Equities Client Execution	149	193

Investing & Lending	92	75

Investment Management	124	131
Total	$ 435	$ 491

Goldman Sachs September 2016 Form 10-Q	57

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

There were no events or changes in circumstances during the nine months ended September 2016 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying amount as of September 2016.

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets and their weighted average remaining useful lives.

	As of
$ in millions	September 2016	Weighted Average Remaining Useful Lives (years)	December 2015
Customer lists
Gross carrying amount	$ 1,065		$ 1,072

Accumulated amortization	(820)		(777)
Net carrying amount	245	5	295

Commodities-related
Gross carrying amount	184		185

Accumulated amortization	(119)		(94)
Net carrying amount	65	7	91

Other
Gross carrying amount	324		264

Accumulated amortization	(199)		(159)
Net carrying amount	125	5	105

Total
Gross carrying amount	1,573		1,521

Accumulated amortization	(1,138)		(1,030)
Net carrying amount	$ 435	5	$ 491

In the table above:

•	The net carrying amount of commodities-related intangibles primarily includes transportation rights.

•	The net carrying amount of other intangibles primarily includes intangible assets related to acquired leases.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives using the straight-line method or based on economic usage for certain customer lists and commodities-related intangibles.

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Amortization	$37	$28	$116	$98

$ in millions	As of September 2016
Estimated future amortization
Remainder of 2016	$ 35

2017	126

2018	107

2019	76

2020	25

2021	18

58	Goldman Sachs September 2016 Form 10-Q

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

During both the nine months ended September  2016 and 2015, impairments were not material to the firm’s results of operations or financial condition.

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2016
Private bank and online retail	$57,700	$ 3,755	$ 61,455

Brokered certificates of deposit	—	38,812	38,812

Deposit sweep programs	15,900	—	15,900

Institutional	1	8,382	8,383
Total	$73,601	$50,949	$124,550
As of December 2015
Private bank	$38,715	$ 2,354	$ 41,069

Brokered certificates of deposit	—	32,419	32,419

Deposit sweep programs	15,791	—	15,791

Institutional	1	8,239	8,240
Total	$54,507	$43,012	$ 97,519

In April 2016, Goldman Sachs Bank USA (GS Bank USA) acquired GE Capital Bank’s online deposit platform and assumed $16.52 billion of deposits, consisting of $8.76 billion in online deposit accounts and certificates of deposit, and $7.76 billion in brokered certificates of deposit. In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits include $14.10 billion and $14.68 billion as of September 2016 and December 2015, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits have a weighted average maturity of approximately 2.5 years and 3 years as of September 2016 and December 2015, respectively.
•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of September 2016 and December 2015 were approximately $72.26 billion and $55.48 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at GS Bank USA and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of
$ in millions	September 2016	December 2015
U.S. offices	$105,927	$81,920

Non-U.S. offices	18,623	15,599
Total	$124,550	$97,519

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2016
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2016	$ 4,007	$5,161	$ 9,168

2017	10,148	4,268	14,416

2018	6,016	68	6,084

2019	5,409	—	5,409

2020	4,152	—	4,152

2021	3,551	41	3,592

2022 - thereafter	7,928	200	8,128
Total	$41,211	$9,738	$50,949

As of September 2016, deposits in U.S. and non-U.S. offices include $1.54 billion and $8.35 billion, respectively, of deposits that were greater than $250,000.

The firm’s savings and demand deposits were recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a majority of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of September 2016 and December 2015. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of September 2016 and December 2015.

Goldman Sachs September 2016 Form 10-Q	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	September 2016	December 2015
Other secured financings (short-term)	$15,188	$14,233

Unsecured short-term borrowings	42,825	42,787
Total	$58,013	$57,020

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2016 and December 2015.

The table below presents details about the firm’s unsecured short-term borrowings. The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

	As of
$ in millions	September 2016	December 2015
Current portion of unsecured long-term borrowings	$26,288	$25,373

Hybrid financial instruments	12,737	12,956

Commercial paper	—	208

Other short-term borrowings	3,800	4,250
Total	$42,825	$42,787
Weighted average interest rate	1.83%	1.52%

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	September 2016	December 2015
Other secured financings (long-term)	$ 7,290	$ 10,520

Unsecured long-term borrowings	190,586	175,422
Total	$197,876	$185,942

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2061 and consisting principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2016
Fixed-rate obligations	$ 93,681	$33,198	$126,879

Floating-rate obligations	36,386	27,321	63,707
Total	$130,067	$60,519	$190,586
As of December 2015
Fixed-rate obligations	$ 92,190	$30,703	$122,893

Floating-rate obligations	33,543	18,986	52,529
Total	$125,733	$49,689	$175,422

In the table above:

•	Floating interest rates are generally based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.67%) and 1.60% to 10.04% (with a weighted average rate of 4.89%) as of September 2016 and December 2015, respectively.

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 3.13%) and 0.40% to 13.00% (with a weighted average rate of 3.81%) as of September 2016 and December 2015, respectively.

60	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of September 2016
2017	$ 4,466

2018	25,721

2019	23,340

2020	19,181

2021	21,235

2022 - thereafter	96,643
Total	$190,586

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

•

Unsecured long-term borrowings includes $10.00 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $7 million in 2017, $462 million in 2018, $446 million in 2019, $492 million in 2020, $801 million in 2021, and $7.79 billion in 2022 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of the amount of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities. The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	September 2016	December 2015
Fixed-rate obligations
At fair value	$ 146	$ 21

At amortized cost	69,701	55,017

Floating-rate obligations
At fair value	30,120	22,252

At amortized cost	90,619	98,132
Total	$190,586	$175,422

In the table above, the weighted average interest rates on the aggregate amounts were 2.82% (4.06% related to fixed-rate obligations and 1.85% related to floating-rate obligations) and 2.73% (4.33% related to fixed-rate obligations and 1.84% related to floating-rate obligations) as of September 2016 and December 2015, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

As of September 2016 and December 2015, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of September 2016 and December 2015.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both September 2016 and December 2015, subordinated debt had maturities ranging from 2017 to 2045. Subordinated debt that matures within one year of the financial statement date is included in “Unsecured short-term borrowings.”

The table below presents subordinated borrowings. The weighted average interest rates for these borrowings include the effect of fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

$ in millions	Par Amount	Carrying Amount	Rate
As of September 2016
Subordinated debt	$15,184	$18,290	4.27%

Junior subordinated debt	1,360	1,811	5.79%
Total subordinated borrowings	$16,544	$20,101	4.39%
As of December 2015
Subordinated debt	$18,004	$20,784	3.79%

Junior subordinated debt	1,359	1,817	5.77%
Total subordinated borrowings	$19,363	$22,601	3.93%

Goldman Sachs September 2016 Form 10-Q	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Junior Subordinated Debt

Junior Subordinated Debt Held by 2012 Trusts. In 2012, the Vesey Street Investment Trust I and the Murray Street Investment Trust I (together, the 2012 Trusts) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties. The proceeds of that offering were used to purchase $1.75 billion of junior subordinated debt issued by Group Inc. that pays interest semi-annually at a fixed annual rate of 4.647% and matures on March 9, 2017, and $500 million of junior subordinated debt issued by Group Inc. that pays interest semi-annually at a fixed annual rate of 4.404%, which matured on September 1, 2016. During 2014, the firm exchanged $175 million of the senior guaranteed trust securities held by the firm for $175 million of junior subordinated debt held by the Murray Street Investment Trust I. Following the exchange, these senior guaranteed trust securities and junior subordinated debt were extinguished.

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

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts, shares of Group Inc.’s Series E or Series F Preferred Stock or shares of Group Inc.’s Series O Perpetual Non-Cumulative Preferred Stock if the redemption or purchase results in less than $253 million aggregate liquidation preference outstanding, prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities. During the three and nine months ended September 2016, the firm exchanged a par amount of $650 million and $1.32 billion, respectively, of APEX issued by the APEX Trusts for a corresponding redemption value of the Series E and Series F Preferred Stock, which was permitted under the covenants referenced above.

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

62	Goldman Sachs September 2016 Form 10-Q

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	September 2016	December 2015
Compensation and benefits	$ 6,556	$ 8,149

Noncontrolling interests	438	459

Income tax-related liabilities	1,527	1,280

Employee interests in consolidated funds	99	149

Subordinated liabilities of consolidated VIEs	584	501

Accrued expenses and other	4,432	8,355
Total	$13,636	$18,893

In the table above, the decrease in Accrued expenses and other from December 2015 to September 2016 reflects payments related to the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, as well as the sale of liabilities previously classified as held for sale related to certain of the firm’s consolidated investments.

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	September 2016	December 2015
Commitments to extend credit
Commercial lending:
Investment-grade	$ 75,995	$ 72,428

Non-investment-grade	35,938	41,277

Warehouse financing	4,159	3,453
Total commitments to extend credit	116,092	117,158

Contingent and forward starting resale and securities borrowing agreements	40,563	28,874

Forward starting repurchase and secured lending agreements	12,762	5,878

Letters of credit	341	249

Investment commitments	5,705	6,054

Other	5,461	6,944
Total commitments	$180,924	$165,157

The table below presents the firm’s commitments by period of expiration.

	As of September 2016
$ in millions	Remainder of 2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$ 3,560	$13,576	$36,502	$22,357

Non-investment-grade	505	6,989	14,772	13,672

Warehouse financing	—	1,986	571	1,602
Total commitments to extend credit	4,065	22,551	51,845	37,631

Contingent and forward starting resale and securities borrowing agreements	40,505	58	—	—

Forward starting repurchase and secured lending agreements	12,762	—	—	—

Letters of credit	11	323	3	4

Investment commitments	2,307	2,232	42	1,124

Other	5,020	331	60	50
Total commitments	$64,670	$25,495	$51,950	$38,809

Goldman Sachs September 2016 Form 10-Q	63

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

As of September 2016 and December 2015, $91.15 billion and $93.92 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of September 2016 and December 2015, $17.46 billion and $9.92 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $27.44 billion and $27.03 billion as of September 2016 and December 2015, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both September 2016 and December 2015. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments include $2.02 billion and $2.86 billion as of September 2016 and December 2015, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

64	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of September 2016
Remainder of 2016	$ 78

2017	318

2018	307

2019	264

2020	233

2021	185

2022 - thereafter	1,061
Total	$2,446

Rent charged to operating expense was $65 million and $63 million for the three months ended September 2016 and September 2015, respectively, and $187 million and $190 million for the nine months ended September 2016 and September 2015, respectively.

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy.” The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. During the three and nine months ended September 2016, the firm incurred exit costs of approximately $63 million related to excess office space.

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

The firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors such as the extent to which these claims are made within the statute of limitations, taking into consideration the agreements to toll the statute of limitations the firm has entered into with trustees representing certain trusts. Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for repurchase claims. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

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

Goldman Sachs September 2016 Form 10-Q	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of September 2016
Carrying Value of Net Liability	$ 9,524	$ —	$ 65
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2016	$148,983	$38,386	$ 193

2017 - 2018	374,101	—	1,336

2019 - 2020	143,847	—	1,247

2021 - thereafter	74,868	—	469
Total	$741,799	$38,386	$3,245
As of December 2015
Carrying Value of Net Liability	$ 8,351	$ —	$ 76
Maximum Payout/Notional Amount by Period of Expiration
2016	$640,288	$31,902	$ 611

2017 - 2018	168,784	—	1,402

2019 - 2020	67,643	—	1,772

2021 - thereafter	49,728	—	676
Total	$926,443	$31,902	$4,461

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $39.53 billion and $32.85 billion as of September 2016 and December 2015, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

66	Goldman Sachs September 2016 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2016 and December 2015.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2016 and December 2015.

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

Goldman Sachs September 2016 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

On October 17, 2016, the Board of Directors of Group Inc. (Board) declared a dividend of $0.65 per common share to be paid on December 29, 2016 to common shareholders of record on December 1, 2016.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	September 2016
in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	7.8	29.0

Average cost per share	$162.83	$157.54

Total cost of common share repurchases	$ 1,275	$ 4,569

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel restricted stock units (RSUs) or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the nine months ended September 2016, 49,374 shares were remitted with a total value of $7 million, and the firm cancelled 6.1 million of RSUs with a total value of $920 million and 660,271 stock options with a total value of $106 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of September 2016.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	7,667	7,667	N/A

F	5,000	1,615	1,615	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M	80,000	80,000	80,000	25

N	31,050	27,000	27,000	1,000

O	26,000	26,000	26,000	25
Total	509,250	420,282	420,280

Series			Liquidation Preference	Redemption Value ($ in millions)
A			$ 25,000	$ 750

B			25,000	800

C			25,000	200

D			25,000	1,350

E			100,000	767

F			100,000	161

I			25,000	850

J			25,000	1,000

K			25,000	700

L			25,000	1,300

M			25,000	2,000

N			25,000	675

O			25,000	650
Total				$11,203

In the tables above:

•	Each share of non-cumulative Series A, Series B, Series C and Series D Preferred Stock issued and outstanding is redeemable at the firm’s option.

•

Each share of non-cumulative Series E and Series F Preferred Stock issued and outstanding is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	Each share of non-cumulative Series I Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2017.

68	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Each share of non-cumulative Series J Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2023.

•	Each share of non-cumulative Series K Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2024.

•	Each share of non-cumulative Series L Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2019.

•	Each share of non-cumulative Series M Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2020.

•

In February 2016, Group Inc. issued 27,000 shares of Series N perpetual 6.30% Non-Cumulative Preferred Stock (Series N Preferred Stock). Each share of non-cumulative Series N Preferred Stock issued and outstanding is redeemable at the firm’s option beginning May 10, 2021.

•

In July 2016, Group Inc. issued 26,000 shares of Series O perpetual 5.30% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series O Preferred Stock). Each share of non-cumulative Series O Preferred Stock issued and outstanding is redeemable at the firm’s option beginning November 10, 2026.

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•

The redemption price per share for Series A through F Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series I through O Preferred Stock is the liquidation preference plus accrued and unpaid dividends.

Prior to redeeming preferred stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions. All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation. Dividends on each series of preferred stock, excluding Series L, Series M and Series O Preferred Stock, if declared, are payable quarterly in arrears. Dividends on Series L, Series M and Series O Preferred Stock, if declared, are payable semi-annually in arrears from the issuance date to, but excluding, May 10, 2019, May 10, 2020 and November 10, 2026, respectively, and quarterly thereafter. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

During the nine months ended September 2016, the firm delivered a par amount of $1.32 billion (fair value of $1.04 billion) of APEX to the APEX Trusts in exchange for 9,833 shares of Series E Preferred Stock and 3,385 shares of Series F Preferred Stock for a total redemption value of $1.32 billion (net carrying value of $1.31 billion). Following the exchange, shares of Series E and Series F Preferred Stock were cancelled. The difference between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was $105 million and $266 million for the three and nine months ended September 2016, respectively, and was recorded in “Preferred stock dividends,” along with preferred dividends declared on the firm’s preferred stock. See Note 16 for further information about APEX.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of September 2016.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

O	5.30% per annum to, but excluding, November 10, 2026 3 month LIBOR + 3.834% per annum thereafter

Goldman Sachs September 2016 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present preferred dividends declared on the firm’s preferred stock.

	Three Months Ended September
	2016		2015
Series	per share	$ in millions	per share	$ in millions
A	$ 239.58	$ 7	$ 236.98	$ 7

B	387.50	12	387.50	12

C	255.56	2	252.78	2

D	255.56	14	252.78	14

E	1,022.22	12	1,022.22	19

F	1,022.22	3	1,022.22	5

I	371.88	13	371.88	12

J	343.75	14	343.75	14

K	398.44	11	398.44	11

L	—	—	—	—

M	—	—	—	—

N	393.75	11	—	—
Total		$ 99		$ 96
	Nine Months Ended September
	2016		2015
Series	per share	$ in millions	per share	$ in millions
A	$ 713.54	$ 21	$ 710.94	$ 21

B	1,162.50	37	1,162.50	37

C	761.12	6	758.34	6

D	761.12	41	758.34	41

E	3,055.55	43	3,044.44	54

F	3,055.55	11	3,044.44	15

I	1,115.64	38	1,115.64	38

J	1,031.25	42	1,031.25	42

K	1,195.32	33	1,195.32	33

L	712.50	37	712.50	37

M	671.88	54	—	—

N	730.63	20	—	—
Total		$383		$324

In the tables above, the total preferred dividend amounts for Series E and Series F Preferred Stock for the three and nine months ended September 2016 include prorated dividends of $866.67 per share related to 4,861 shares of Series E Preferred Stock and 1,639 shares of Series F Preferred Stock, which were cancelled during the three months ended September 2016.

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

$ in millions	Balance, beginning of year	Other comprehensive income/(loss) adjustments, net of tax	Balance, end of period
As of September 2016
Currency translation	$(587)	$ (58)	$(645)

Debt valuation adjustment	305	(75)	230

Pension and postretirement liabilities	(131)	(36)	(167)
Accumulated other comprehensive loss, net of tax	$(413)	$(169)	$(582)
As of December 2015
Currency translation	$(473)	$(114)	$(587)

Pension and postretirement liabilities	(270)	139	(131)
Accumulated other comprehensive income/(loss), net of tax	$(743)	$ 25	$(718)

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

Capital Framework

The regulations under the Revised Capital Framework are largely based on the Basel Committee’s capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of September 2016 and December 2015. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

70	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of
	September 2016	December 2015
CET1 ratio	5.875%	4.5%

Tier 1 capital ratio	7.375%	6.0%

Total capital ratio	9.375%	8.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum ratios as of September 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent, each described below.

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

The Revised Capital Framework also provides for a counter-cyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of September 2016 the Federal Reserve Board has set the counter-cyclical capital buffer at 0%.

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

•	RWAs for market risk in accordance with the Standardized Capital Rules and the Basel III Advanced Rules are generally consistent; and

•	RWAs for operational risk are not required by the Standardized Capital Rules, whereas the Basel III Advanced Rules do include such a requirement.

Goldman Sachs September 2016 Form 10-Q	71

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

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during the nine months ended September 2016, but did not exceed its 99% one-day regulatory VaR during the year ended December 2015. There was no change in the VaR multiplier used to calculate Market RWAs;

72	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Stressed VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, during a period of significant market stress;

•	Incremental risk is the potential loss in value of non-securitized inventory positions due to the default or credit migration of issuers of financial instruments over a one-year time horizon;

•	Comprehensive risk is the potential loss in value, due to price risk and defaults, within the firm’s credit correlation positions; and

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of September 2016 and December 2015, and therefore such lower ratios applied to the firm as of these dates.

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	September 2016	December 2015
Common shareholders’ equity	$ 75,907	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,879)	(2,814)

Deductions for investments in nonconsolidated financial institutions	(650)	(864)

Other adjustments	(681)	(487)
Common Equity Tier 1	71,697	71,363
Preferred stock	11,203	11,200

Junior subordinated debt issued to trusts	—	330

Deduction for investments in covered funds	(587)	(413)

Other adjustments	(569)	(969)
Tier 1 capital	$ 81,744	$ 81,511
Standardized Tier 2 and Total capital
Tier 1 capital	$ 81,744	$ 81,511

Qualifying subordinated debt	14,808	15,132

Junior subordinated debt issued to trusts	792	990

Allowance for losses on loans and lending commitments	699	602

Other adjustments	(4)	(19)
Standardized Tier 2 capital	16,295	16,705
Standardized Total capital	$ 98,039	$ 98,216
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 81,744	$ 81,511

Standardized Tier 2 capital	16,295	16,705

Allowance for losses on loans and lending commitments	(699)	(602)
Basel III Advanced Tier 2 capital	15,596	16,103
Basel III Advanced Total capital	$ 97,340	$ 97,614
RWAs
Standardized	$513,020	$524,107

Basel III Advanced	579,996	577,651
CET1 ratio
Standardized	14.0%	13.6%

Basel III Advanced	12.4%	12.4%
Tier 1 capital ratio
Standardized	15.9%	15.6%

Basel III Advanced	14.1%	14.1%
Total capital ratio
Standardized	19.1%	18.7%

Basel III Advanced	16.8%	16.9%
Tier 1 leverage ratio	9.3%	9.3%

Goldman Sachs September 2016 Form 10-Q	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.67 billion and $3.66 billion as of September 2016 and December 2015, respectively, and identifiable intangible assets of $261 million (60% of $435 million) and $196 million (40% of $491 million) as of September 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.05 billion and $1.04 billion as of September 2016 and December 2015, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of September 2016 and December 2015, CET1 reflects 60% and 40% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

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

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of September 2016 and December 2015, CET1 reflects 60% and 40% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

•

As of September 2016, junior subordinated debt issued to trusts is fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. As of December 2015, junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%). Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital for the nine months ended September 2016 and year ended December 2015.

	Nine Months Ended September 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Change in common shareholders’ equity	379	379

Change in deductions for:
Transitional provisions	(839)	(839)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	11	11

Investments in nonconsolidated financial institutions	669	669

Change in other adjustments	114	114
Ending balance	$71,697	$71,697
Tier 1 capital
Beginning balance	$81,511	$81,511

Change in deductions for:
Transitional provisions	(558)	(558)

Investments in covered funds	(174)	(174)

Other net increase in CET1	1,173	1,173

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	3	3

Change in other adjustments	119	119
Ending balance	81,744	81,744
Tier 2 capital
Beginning balance	16,705	16,103

Change in qualifying subordinated debt	(324)	(324)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	97	—

Change in other adjustments	15	15
Ending balance	16,295	15,596
Total capital	$98,039	$97,340

74	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year Ended December 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Change in common shareholders’ equity	1,931	1,931

Change in deductions for:
Transitional provisions	(1,368)	(1,368)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	75	75

Investments in nonconsolidated financial institutions	1,059	1,059

Change in other adjustments	(164)	(164)
Ending balance	$71,363	$71,363
Tier 1 capital
Beginning balance	$78,433	$78,433

Change in deductions for:
Transitional provisions	(1,073)	(1,073)

Investments in covered funds	(413)	(413)

Other net increase in CET1	2,901	2,901

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	2,000	2,000

Change in other adjustments	(7)	(7)
Ending balance	81,511	81,511
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions for transitional provisions	(53)	(53)

Change in qualifying subordinated debt	3,238	3,238

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	286	—

Change in other adjustments	43	43
Ending balance	16,705	16,103
Total capital	$98,216	$97,614

The increased deductions for transitional provisions in the tables above represent the increased phase-in of deductions from 40% to 60% (effective January 1, 2016) for the nine months ended September 2016 and from 20% to 40% (effective January 1, 2015) for the year ended December 2015.

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	September 2016	December 2015
Credit RWAs
Derivatives	$126,732	$136,841

Commitments, guarantees and loans	116,966	111,391

Securities financing transactions	78,050	71,392

Equity investments	40,423	37,687

Other	58,762	62,807
Total Credit RWAs	420,933	420,118
Market RWAs
Regulatory VaR	9,525	12,000

Stressed VaR	24,925	21,738

Incremental risk	9,188	9,513

Comprehensive risk	5,638	5,725

Specific risk	42,811	55,013
Total Market RWAs	92,087	103,989
Total RWAs	$513,020	$524,107

	Basel III Advanced Rules as of
$ in millions	September 2016	December 2015
Credit RWAs
Derivatives	$123,920	$113,671

Commitments, guarantees and loans	116,582	114,523

Securities financing transactions	16,863	14,901

Equity investments	42,961	40,110

Other	62,283	60,877
Total Credit RWAs	362,609	344,082
Market RWAs
Regulatory VaR	9,525	12,000

Stressed VaR	24,925	21,738

Incremental risk	9,188	9,513

Comprehensive risk	4,813	4,717

Specific risk	42,811	55,013
Total Market RWAs	91,262	102,981
Total Operational RWAs	126,125	130,588
Total RWAs	$579,996	$577,651

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other primarily includes receivables, other assets, and cash and cash equivalents.

Goldman Sachs September 2016 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the nine months ended September 2016. The increased deductions for transitional provisions represent the increased phase-in of deductions from 40% to 60%, effective January 1, 2016.

	Nine Months Ended September 2016
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$524,107	$577,651

Credit RWAs
Increased deductions for transitional provisions	(531)	(531)

Change in:
Derivatives	(10,109)	10,249

Commitments, guarantees and loans	5,575	2,059

Securities financing transactions	6,658	1,962

Equity investments	3,267	3,382

Other	(4,045)	1,406
Change in Credit RWAs	815	18,527
Market RWAs
Change in:
Regulatory VaR	(2,475)	(2,475)

Stressed VaR	3,187	3,187

Incremental risk	(325)	(325)

Comprehensive risk	(87)	96

Specific risk	(12,202)	(12,202)
Change in Market RWAs	(11,902)	(11,719)
Operational RWAs
Change in operational risk	—	(4,463)
Change in Operational RWAs	—	(4,463)
Ending balance	$513,020	$579,996

Standardized Credit RWAs as of September 2016 increased by $815 million compared with December 2015, primarily reflecting increases in securities financing transactions due to increased exposures, and an increase in lending exposures. These increases were partially offset by a decrease in derivatives, principally due to reduced exposures. Standardized Market RWAs decreased by $11.90 billion compared with December 2015, reflecting a decrease in specific risk as a result of reduced risk exposures.

Basel III Advanced Credit RWAs as of September 2016 increased by $18.53 billion compared with December 2015, primarily reflecting an increase in derivatives, principally due to higher counterparty credit risk, and an increase in equity investments, principally due to increased exposures and the impact of market movements. Basel III Advanced Market RWAs as of September 2016 decreased by $11.72 billion compared with December 2015, reflecting a decrease in specific risk as a result of reduced risk exposures. Basel III Advanced Operational RWAs as of September 2016 decreased by $4.46 billion compared with December 2015, reflecting a decrease in the frequency of certain events incorporated within the firm’s risk-based model.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the year ended December 2015. The increased deductions for transitional provisions represent the increased phase-in of deductions from 20% to 40%, effective January 1, 2015.

	Year Ended December 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Increased deductions for transitional provisions	(1,073)	(1,073)

Change in:
Derivatives	(43,930)	(8,830)

Commitments, guarantees and loans	21,608	19,314

Securities financing transactions	(20,724)	(717)

Equity investments	131	934

Other	(8,589)	6,510
Change in Credit RWAs	(52,577)	16,138
Market RWAs
Change in:
Regulatory VaR	1,762	1,762

Stressed VaR	(7,887)	(7,887)

Incremental risk	(7,437)	(7,437)

Comprehensive risk	(4,130)	(3,433)

Specific risk	(24,840)	(24,905)
Change in Market RWAs	(42,532)	(41,900)
Operational RWAs
Change in operational risk	—	33,100
Change in Operational RWAs	—	33,100
Ending balance	$524,107	$577,651

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

76	Goldman Sachs September 2016 Form 10-Q

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

	Minimum Ratio as of		“Well-capitalized” Minimum Ratio
	September 2016	December 2015
CET1 ratio	5.125%	4.5%	6.5%

Tier 1 capital ratio	6.625%	6.0%	8.0%

Total capital ratio	8.625%	8.0%	10.0%

Tier 1 leverage ratio	4.000%	4.0%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of September 2016 and December 2015. In the table above, the minimum ratios as of September 2016 reflect the 25% phase-in of the capital conservation buffer (0.625%) and the counter-cyclical capital buffer described above (0%). GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers discussed above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of September 2016 and December 2015. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	September 2016	December 2015
Standardized
Common Equity Tier 1	$ 24,121	$ 23,017
Tier 1 capital	24,121	23,017

Tier 2 capital	2,381	2,311
Total capital	$ 26,502	$ 25,328
Basel III Advanced
Common Equity Tier 1	$ 24,121	$ 23,017
Tier 1 capital	24,121	23,017

Standardized Tier 2 capital	2,381	2,311

Allowance for losses on loans and lending commitments	(381)	(311)

Other adjustments	—	—
Tier 2 capital	2,000	2,000
Total capital	$ 26,121	$ 25,017
RWAs
Standardized	$194,629	$202,197

Basel III Advanced	137,135	131,059
CET1 ratio
Standardized	12.4%	11.4%

Basel III Advanced	17.6%	17.6%
Tier 1 capital ratio
Standardized	12.4%	11.4%

Basel III Advanced	17.6%	17.6%
Total capital ratio
Standardized	13.6%	12.5%

Basel III Advanced	19.0%	19.1%
Tier 1 leverage ratio	15.0%	16.4%

The increase in GS Bank USA’s Standardized capital ratios from December 2015 to September 2016 is primarily due to a decrease in credit RWAs, reflecting a decrease in derivatives exposures, as well as an increase in Common Equity Tier 1 capital. GS Bank USA’s Basel III Advanced capital ratios as of September 2016 were essentially unchanged compared with December 2015.

Goldman Sachs September 2016 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of September 2016 and December 2015, GSIB was in compliance with all regulatory capital requirements.

Broker-Dealer Subsidiaries

U.S. Regulated Broker-Dealer Subsidiaries. The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and GSEC. As registered U.S. broker-dealers, GS&Co. and GSEC are subject to regulatory capital requirements including those imposed by the SEC and the Financial Industry Regulatory Authority, Inc. (FINRA). In addition, GS&Co. is a registered futures commission merchant and is subject to regulatory capital requirements imposed by the U.S. Commodity Futures Trading Commission (CFTC), the Chicago Mercantile Exchange and the National Futures Association. In August 2016, GSEC withdrew its registration as a futures commission merchant in connection with the transfer of substantially all of its clearing business to GS&Co. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to calculate their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of September 2016 and December 2015, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.65 billion and $14.75 billion, respectively, which exceeded the amount required by $15.24 billion and $12.37 billion, respectively. As of September 2016 and December 2015, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $139 million and $1.71 billion, respectively, which exceeded the amount required by $138 million and $1.59 billion, respectively. The decrease in GSEC’s regulatory net capital from December 2015 to September 2016 was related to the firm substantially completing the transfer of GSEC’s clearing business to GS&Co.

In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2016 and December 2015, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2016 and December 2015, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of September 2016 and December 2015, Group Inc. was required to maintain $47.47 billion and $48.09 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $66.66 billion and $49.36 billion as of September 2016 and December 2015, respectively, which exceeded required reserve amounts by $66.59 billion and $49.25 billion as of September 2016 and December 2015, respectively. The increase in the amount deposited by GS Bank USA held at the Federal Reserve Bank of New York from December 2015 to September 2016 is primarily a result of the acquisition of GE Capital Bank’s online deposit platform in April 2016. See Note 14 for further information about this acquisition.

78	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 21.

Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding and RSUs for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

The table below presents the computations of basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2016	2015	2016	2015
Net earnings applicable to common shareholders	$2,100	$1,330	$4,934	$4,994
Weighted average number of basic shares	422.4	449.0	431.5	451.2

Effect of dilutive securities:
RSUs	4.8	5.6	4.3	5.0

Stock options	3.0	4.0	3.0	4.7
Dilutive securities	7.8	9.6	7.3	9.7
Weighted average number of basic shares and dilutive securities	430.2	458.6	438.8	460.9
Basic EPS	$ 4.96	$ 2.95	$11.40	$11.03

Diluted EPS	4.88	2.90	11.24	10.84

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended September 2016 and September 2015, and $0.03 and $0.04 for the nine months ended September 2016 and September 2015, respectively.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 6.0 million for both the three months ended September 2016 and September 2015, and 6.1 million and 6.0 million for the nine months ended September 2016 and September 2015, respectively.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Fees earned from funds	$704	$687	$1,949	$2,489

			As of
$ in millions			September 2016	December 2015
Fees receivable from funds			$ 569	$ 599

Aggregate carrying value of interests in funds			7,452	7,768

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees of $26 million and $79 million were waived for the three and nine months ended September 2016, respectively.

Goldman Sachs September 2016 Form 10-Q	79

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

As of both September 2016 and December 2015, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $300 million. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of September 2016 and December 2015, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Interest income
Deposits with banks	$ 102	$ 35	$ 277	$ 114

Securities borrowed, securities purchased under agreements to resell and federal funds sold	169	15	456	14

Financial instruments owned, at fair value	1,276	1,458	4,098	4,406

Loans receivable	483	314	1,327	840

Other interest	359	297	1,109	930
Total interest income	2,389	2,119	7,267	6,304
Interest expense
Deposits	233	106	627	289

Securities loaned and securities sold under agreements to repurchase	112	88	354	236

Financial instruments sold, but not yet purchased, at fair value	312	344	943	1,001

Short-term secured and unsecured borrowings	105	67	341	318

Long-term secured and unsecured borrowings	1,064	935	2,949	2,843

Other interest	(51)	(263)	(198)	(747)
Total interest expense	1,775	1,277	5,016	3,940
Net interest income	$ 614	$ 842	$2,251	$2,364

In the table above:

•	Securities borrowed, securities purchased under agreements to resell and federal funds sold includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

80	Goldman Sachs September 2016 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2016
U.S. Federal	2011

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2007

During the second quarter of 2016, the Joint Committee on Taxation finalized its review of the U.S. Federal examinations of fiscal 2008 through calendar 2010. The completion of the review did not have a material impact on the firm’s effective income tax rate. The examinations of 2011 and 2012 began in 2013.

The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2016. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 tax year is the first year that was examined under the program, and 2013 through 2015 remain subject to post-filing review.

New York State and City examinations of fiscal 2007 through calendar 2010 began in 2013. New York State and City examinations of 2011 through 2014 began in 2015.

During the first quarter of 2016, the firm concluded examinations with the Japan tax authorities related to 2010 through 2013. The completion of the examinations did not have a material impact on the firm’s effective income tax rate.

During the third quarter of 2016, the firm concluded the examination with the Hong Kong tax authorities related to 2006. The completion of the examination did not have a material impact on the firm’s effective income tax rate.

All years including and subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Goldman Sachs September 2016 Form 10-Q	81

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

	Three Months Ended or as of September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Investment Banking
Financial Advisory	$ 658	$ 809	$ 2,223	$ 2,591
Equity underwriting	227	190	679	1,318

Debt underwriting	652	557	1,885	1,571
Total Underwriting	879	747	2,564	2,889
Total net revenues	1,537	1,556	4,787	5,480

Operating expenses	863	788	2,720	3,049
Pre-tax earnings	$ 674	$ 768	$ 2,067	$ 2,431
Segment assets	$ 2,245	$ 2,515
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 1,964	$ 1,461	$ 5,554	$ 6,199
Equities client execution	678	555	1,735	2,466

Commissions and fees	719	818	2,342	2,393

Securities services	387	379	1,241	1,215
Total Equities	1,784	1,752	5,318	6,074
Total net revenues	3,748	3,213	10,872	12,273

Operating expenses	2,526	2,522	7,649	10,101
Pre-tax earnings	$ 1,222	$ 691	$ 3,223	$ 2,172
Segment assets	$667,105	$700,548
Investing & Lending
Equity securities	$ 920	$ 370	$ 1,546	$ 2,784

Debt securities and loans	478	300	1,050	1,356
Total net revenues	1,398	670	2,596	4,140

Operating expenses	690	358	1,714	1,948
Pre-tax earnings	$ 708	$ 312	$ 882	$ 2,192
Segment assets	$195,774	$162,444
Investment Management
Management and other fees	$ 1,225	$ 1,212	$ 3,571	$ 3,651

Incentive fees	114	73	197	590

Transaction revenues	146	137	415	413
Total net revenues	1,485	1,422	4,183	4,654

Operating expenses	1,221	1,122	3,448	3,718
Pre-tax earnings	$ 264	$ 300	$ 735	$ 936
Segment assets	$ 14,863	$ 15,052
Total net revenues	$ 8,168	$ 6,861	$22,438	$26,547

Total operating expenses	5,300	4,815	15,531	18,841
Total pre-tax earnings	$ 2,868	$ 2,046	$ 6,907	$ 7,706
Total assets	$879,987	$880,559

82	Goldman Sachs September 2016 Form 10-Q

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

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•	Total operating expenses include $25 million of charitable contributions that have not been allocated to the firm’s segments for the three and nine months ended September 2015.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	312	665	1,459	1,916

Investing & Lending	235	127	618	318

Investment Management	67	50	174	130
Total net interest income	$614	$842	$2,251	$2,364

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Investment Banking	$ 32	$ 32	$ 95	$ 90

Institutional Client Services	118	104	346	326

Investing & Lending	52	50	165	182

Investment Management	45	36	125	108
Total depreciation and amortization	$247	$222	$ 731	$ 706

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

	Three Months Ended September
$ in millions	2016		2015
Net revenues
Americas	$ 4,695	58%	$ 3,838	56%

Europe, Middle East and Africa	2,079	25%	2,042	30%

Asia	1,394	17%	981	14%
Total net revenues	$ 8,168	100%	$ 6,861	100%
Pre-tax earnings
Americas	$ 1,609	56%	$ 1,022	50%

Europe, Middle East and Africa	716	25%	712	34%

Asia	543	19%	337	16%
Total pre-tax earnings	$ 2,868	100%	$ 2,046	100%

	Nine Months Ended September
$ in millions	2016		2015
Net revenues
Americas	$13,395	60%	$14,851	56%

Europe, Middle East and Africa	5,937	26%	7,157	27%

Asia	3,106	14%	4,539	17%
Total net revenues	$22,438	100%	$26,547	100%
Pre-tax earnings
Americas	$ 4,099	59%	$ 3,458	44%

Europe, Middle East and Africa	1,861	27%	2,525	33%

Asia	947	14%	1,748	23%
Total pre-tax earnings	$ 6,907	100%	$ 7,706	100%

In the tables above, Total pre-tax earnings include $25 million of charitable contributions that have not been allocated to the firm’s geographic regions for the three and nine months ended September 2015.

Goldman Sachs September 2016 Form 10-Q	83

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

	As of
$ in millions	September 2016	December 2015
U.S. government and federal agency obligations	$64,492	$63,844

% of total assets	7.3%	7.4%

Non-U.S. government and agency obligations	$38,036	$31,772

% of total assets	4.3%	3.7%

As of September 2016 and December 2015, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	September 2016	December 2015
U.S. government and federal agency obligations	$78,995	$107,198

Non-U.S. government and agency obligations	83,695	74,326

84	Goldman Sachs September 2016 Form 10-Q

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2016 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.7 billion in excess of the aggregate reserves for such matters.

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

Goldman Sachs September 2016 Form 10-Q	85

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

Various alleged purchasers of, and counterparties and providers of credit enhancement involved in transactions relating to, mortgage pass-through certificates, CDOs and other mortgage-related products (including IKB Deutsche Industriebank AG, Massachusetts Mutual Life Insurance Company and the Tennessee Consolidated Retirement System) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active cases described in the preceding paragraph where those plaintiffs are seeking rescission of such securities was approximately $1.5 billion (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.1 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

86	Goldman Sachs September 2016 Form 10-Q

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

FireEye Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in June 2014 in the California Superior Court, County of Santa Clara. In addition to the underwriters, the defendants include FireEye, Inc. (FireEye) and certain of its directors and officers. The complaints generally allege misstatements and omissions in connection with the offering materials for the March 2014 offering of approximately $1.15 billion of FireEye common stock, assert claims under the federal securities laws, and seek compensatory damages in an unspecified amount and rescission. On July 11, 2016, the court certified a class of purchasers of FireEye stock in the March 2014 offering. On September 8, 2016, the California Court of Appeal denied FireEye’s and the director and officer defendants’ petition for a writ of mandate appealing the Superior Court’s denial of their motion for judgment on the pleadings for lack of subject matter jurisdiction. On September 16, 2016, FireEye and the director and officer defendants appealed to the California Supreme Court. GS&Co. underwrote 2,100,000 shares for a total offering price of approximately $172 million.

Goldman Sachs September 2016 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

TerraForm Global and SunEdison Securities Litigation. GS&Co. is among the underwriters, placement agents and initial purchasers named as defendants in several putative class actions and individual actions filed beginning in October 2015 relating to the $675 million July 2015 initial public offering of the common stock of TerraForm Global, Inc. (TerraForm Global), the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock, the June 2015 private placement of $335 million of TerraForm Global Class D units, and the August 2015 Rule 144A offering of $810 million principal amount of TerraForm Global senior notes. SunEdison is TerraForm Global’s controlling shareholder and sponsor. On October 4, 2016, the cases then pending in federal court were transferred to the U.S. District Court for the Southern District of New York. An additional case is currently pending in the Superior Court of California, San Mateo County. The defendants also include TerraForm Global, SunEdison and certain of their directors and officers. Defendants have moved to dismiss certain of the actions. The complaints generally allege misstatements and omissions in connection with the offerings, assert claims under federal securities laws and, in certain actions, state laws, and seek compensatory damages in an unspecified amount, as well as rescission or rescissory damages. TerraForm Global sold 154,800 Class D units, representing an aggregate offering price of approximately $155 million, to the individual plaintiffs. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million and sold 2,340,000 shares of TerraForm Global common stock in the initial public offering representing an aggregate offering price of approximately $35 million. GS&Co., as initial purchaser, sold approximately $49 million principal amount of TerraForm Global senior notes in the Rule 144A offering. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy.

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

88	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cobalt, certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), certain shareholders of Cobalt (including funds affiliated with Group Inc.), and affiliates of these shareholders (including Group Inc.) are defendants in a putative shareholder derivative action filed on May 6, 2016 in Texas District Court, Harris County. As to the director and officer defendants (including employees of affiliates of Group Inc. who served as directors of Cobalt), the petition alleges that they breached their fiduciary duties under state law by making materially false and misleading statements concerning Cobalt in disclosures filed in connection with a May 2013 common stock offering. As to the shareholder defendants and their affiliates (including Group Inc. and several affiliated funds), the petition also alleges that they breached their fiduciary duties by selling Cobalt securities in the May 2013 offering on the basis of inside information. The petition seeks, among other things, unspecified monetary damages and disgorgement of proceeds from the sale of Cobalt common stock. Defendants moved to dismiss on July 8, 2016.

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

Libya-Related Litigation. GSI is the defendant in an action filed on January 21, 2014 with the High Court of Justice in London by the Libyan Investment Authority (LIA), relating to nine derivative transactions between the plaintiff and GSI and seeking, among other things, rescission of the transactions and unspecified equitable compensation and damages exceeding $1 billion. On October 14, 2016, the court ruled in favor of GSI on all counts. In doing so, the court dismissed the LIA’s claims that the transactions were (i) the result of undue influence by GSI over an unsophisticated LIA, in part noting (a) that the LIA had ‘greatly exaggerated’ the extent to which its personnel were ‘naïve and unworldly’ and (b) the dozens of transactions and billions of dollars of investments that the LIA had entered into with other financial institutions, hedge funds and private equity firms, and (ii) unconscionable bargains, finding no grounds for concluding that the level of profits earned by GSI on the transactions was excessive.

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

Goldman Sachs September 2016 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on June 3, 2015 and most recently amended on July 15, 2016 on behalf of certain ERISA employee benefit plans. The claims brought against GS&Co. and Group Inc. generally allege that the defendants violated ERISA in connection with an alleged conspiracy to manipulate the foreign currency exchange markets, which caused losses to ERISA plans for which the defendants provided foreign exchange services or otherwise authorized the execution of foreign exchange services. Plaintiffs seek declaratory and injunctive relief as well as restitution and disgorgement in an unspecified amount. By an order dated September 20, 2016, plaintiffs’ claims against GS&Co., Group Inc. and other defendants who have settled in another action relating to an alleged conspiracy to manipulate foreign currency exchange markets were dismissed with prejudice, and plaintiffs appealed on October 20, 2016.

GS&Co. and Group Inc. are among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on September 26, 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The complaint generally alleges that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and seeks injunctive relief as well as treble damages in an unspecified amount.

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

Municipal Securities Matters. GS&Co. (along with, in some cases, other financial services firms) is named by municipalities, municipal-owned entities, state-owned agencies or instrumentalities and non-profit entities in a number of FINRA arbitrations and federal court cases based on GS&Co.’s role as underwriter of the claimants’ issuances of an aggregate of approximately $1.11 billion of auction rate securities from 2001 through 2007 and as a broker-dealer with respect to auctions for these securities. The claimants generally allege that GS&Co. failed to disclose that it had a practice of placing cover bids in auctions, and/or failed to inform the claimant of the deterioration of the auction rate market beginning in the fall of 2007, and that, as a result, the claimant was forced to engage in a series of expensive refinancing and conversion transactions after the failure of the auction market in February 2008. Certain claimants also allege that GS&Co. advised them to enter into or continue with interest rate swaps in connection with their auction rate securities issuances, causing them to incur additional losses. The claims include breach of fiduciary duty, fraudulent concealment, negligent misrepresentation, breach of contract, violations of the Exchange Act and state securities laws, and breach of duties under the rules of the Municipal Securities Rulemaking Board and the NASD. Certain of the arbitrations have been enjoined in accordance with the exclusive forum selection clauses in the transaction documents. In addition, GS&Co. has filed motions with the FINRA Panels to dismiss the arbitrations, one of which has been granted, and has filed motions to dismiss three of the proceedings pending in federal court, one of which was granted but has been appealed and one of which was denied. GS&Co. has also reached settlements or settlements in principle in nine other actions and one other action was voluntarily dismissed.

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

90	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commodities-Related Litigation. GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief as well as unspecified monetary damages, including treble damages. On August 29, 2014, the court granted the Goldman Sachs defendants’ motion to dismiss. Certain plaintiffs appealed on September 24, 2014, and the Second Circuit affirmed the district court’s decision on August 9, 2016. The remaining plaintiffs filed amended complaints on April 9, 2015, and on October 5, 2016, the district court dismissed their claims based on the Second Circuit’s decision.

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

Interest Rate Swap Antitrust Litigation. Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in putative antitrust class actions relating to the trading of interest rate swaps, filed beginning in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The consolidated amended complaint filed on September 9, 2016 generally alleges a conspiracy among the defendants since at least January 1, 2007 to preclude exchange trading of interest rate swaps. The complaints seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in antitrust actions relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York beginning in April 2016 by two operators of swap execution facilities and certain of their affiliates. These actions have been consolidated with the class action described above for pretrial proceedings. The consolidated amended complaint filed on September 9, 2016 generally asserts claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of interest rate swaps on the plaintiffs’ respective swap execution facilities and seek declaratory and injunctive relief as well as treble damages in an unspecified amount.

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

Goldman Sachs September 2016 Form 10-Q	91

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

•

The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates and the ISDAFIX benchmark rates;

•	Compliance with the U.S. Foreign Corrupt Practices Act;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•

Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

Goldman Sachs is cooperating with all such governmental and regulatory investigations and reviews.

92	Goldman Sachs September 2016 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2016, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 2, 2016

Goldman Sachs September 2016 Form 10-Q	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of consolidated average balances and interest rates. In the tables below:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties and cash and securities segregated for regulatory and other purposes.

•	Interest rates for Total short-term borrowings and Total long-term borrowings include the effects of interest rate swaps accounted for as hedges.

•	Substantially all of the Total other interest-bearing liabilities consists of certain payables to customers and counterparties.

	Three Months Ended September
	2016			2015
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 90,663	$ 97	0.43%	$ 55,733	$ 29	0.21%

Non-U.S.	7,454	5	0.27%	5,190	6	0.46%
Total deposits with banks	98,117	102	0.41%	60,923	35	0.23%
U.S.	148,532	92	0.25%	176,744	(57)	(0.13)%

Non-U.S.	134,617	77	0.23%	114,570	72	0.25%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	283,149	169	0.24%	291,314	15	0.02%
U.S.	127,271	840	2.63%	146,873	1,024	2.77%

Non-U.S.	106,532	436	1.63%	94,298	434	1.83%
Total financial instruments owned, at fair value	233,803	1,276	2.17%	241,171	1,458	2.40%
U.S.	43,763	425	3.86%	37,743	289	3.04%

Non-U.S.	4,294	58	5.37%	2,740	25	3.62%
Total loans receivable	48,057	483	4.00%	40,483	314	3.08%
U.S.	80,275	266	1.32%	85,229	200	0.93%

Non-U.S.	38,950	93	0.95%	48,948	97	0.79%
Total other interest-earning assets	119,225	359	1.20%	134,177	297	0.88%
Total interest-earning assets	782,351	2,389	1.21%	768,068	2,119	1.09%
Cash and due from banks	5,636			6,759

Other non-interest-earning assets	99,606			99,298
Total assets	$887,593			$874,125
Liabilities
U.S.	$104,189	$ 207	0.79%	$ 73,952	$ 92	0.49%

Non-U.S.	18,398	26	0.56%	14,552	14	0.38%
Total interest-bearing deposits	122,587	233	0.76%	88,504	106	0.48%
U.S.	51,888	78	0.60%	59,012	55	0.37%

Non-U.S.	30,590	34	0.44%	29,574	33	0.44%
Total securities loaned and securities sold under agreements to repurchase	82,478	112	0.54%	88,586	88	0.39%
U.S.	33,257	164	1.96%	39,242	172	1.74%

Non-U.S.	35,576	148	1.65%	35,020	172	1.95%
Total financial instruments sold, but not yet purchased, at fair value	68,833	312	1.80%	74,262	344	1.84%
U.S.	44,488	96	0.86%	41,970	63	0.60%

Non-U.S.	13,721	9	0.26%	13,636	4	0.12%
Total short-term borrowings	58,209	105	0.72%	55,606	67	0.48%
U.S.	183,846	1,055	2.28%	175,265	915	2.07%

Non-U.S.	10,864	9	0.33%	9,458	20	0.84%
Total long-term borrowings	194,710	1,064	2.17%	184,723	935	2.01%
U.S.	146,726	(132)	(0.36)%	153,192	(339)	(0.88)%

Non-U.S.	58,196	81	0.55%	62,458	76	0.48%
Total other interest-bearing liabilities	204,922	(51)	(0.10)%	215,650	(263)	(0.48)%
Total interest-bearing liabilities	731,739	1,775	0.97%	707,331	1,277	0.72%
Non-interest-bearing deposits	3,305			2,237

Other non-interest-bearing liabilities	65,900			77,048
Total liabilities	800,944			786,616

Shareholders’ equity
Preferred stock	11,366			11,200

Common stock	75,283			76,309
Total shareholders’ equity	86,649			87,509
Total liabilities and shareholders’ equity	$887,593			$874,125
Interest rate spread			0.24%			0.37%

U.S.		$ 252	0.20%		$ 527	0.42%

Non-U.S.		362	0.49%		315	0.47%
Net interest income and net yield on interest-earning assets		614	0.31%		842	0.43%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			37.30%			34.60%

Liabilities			22.87%			23.28%

94	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Nine Months Ended September
	2016			2015
$ in millions	Average balance	Interest	Average rate (annualized)	Average balance	Interest	Average rate (annualized)
Assets
U.S.	$ 82,639	$ 262	0.42%	$ 56,169	$ 99	0.24%

Non-U.S.	8,143	15	0.25%	4,462	15	0.45%
Total deposits with banks	90,782	277	0.41%	60,631	114	0.25%
U.S.	160,064	179	0.15%	176,838	(298)	(0.23)%

Non-U.S.	131,847	277	0.28%	111,380	312	0.37%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	291,911	456	0.21%	288,218	14	0.01%
U.S.	128,428	2,773	2.88%	152,329	3,026	2.66%

Non-U.S.	102,336	1,325	1.73%	97,631	1,380	1.89%
Total financial instruments owned, at fair value	230,764	4,098	2.37%	249,960	4,406	2.36%
U.S.	42,960	1,164	3.62%	32,754	779	3.18%

Non-U.S.	4,703	163	4.63%	2,071	61	3.94%
Total loans receivable	47,663	1,327	3.72%	34,825	840	3.22%
U.S.	80,908	802	1.32%	73,639	566	1.03%

Non-U.S.	39,562	307	1.04%	58,186	364	0.84%
Total other interest-earning assets	120,470	1,109	1.23%	131,825	930	0.94%
Total interest-earning assets	781,590	7,267	1.24%	765,459	6,304	1.10%
Cash and due from banks	6,062			6,240

Other non-interest-earning assets	100,371			101,027
Total assets	$888,023			$872,726
Liabilities
U.S.	$ 95,280	$ 556	0.78%	$ 72,013	$ 253	0.47%

Non-U.S.	17,484	71	0.54%	13,635	36	0.35%
Total interest-bearing deposits	112,764	627	0.74%	85,648	289	0.45%
U.S.	53,672	250	0.62%	59,339	156	0.35%

Non-U.S.	31,555	104	0.44%	31,197	80	0.34%
Total securities loaned and securities sold under agreements to repurchase	85,227	354	0.55%	90,536	236	0.35%
U.S.	36,182	473	1.75%	35,729	475	1.78%

Non-U.S.	35,866	470	1.75%	37,220	526	1.89%
Total financial instruments sold, but not yet purchased, at fair value	72,048	943	1.75%	72,949	1,001	1.83%
U.S.	44,589	306	0.92%	42,525	301	0.95%

Non-U.S.	14,168	35	0.33%	14,526	17	0.16%
Total short-term borrowings	58,757	341	0.78%	57,051	318	0.75%
U.S.	181,818	2,906	2.13%	169,902	2,737	2.15%

Non-U.S.	10,065	43	0.57%	8,786	106	1.61%
Total long-term borrowings	191,883	2,949	2.05%	178,688	2,843	2.13%
U.S.	148,792	(569)	(0.51)%	155,721	(1,053)	(0.90)%

Non-U.S.	60,599	371	0.82%	62,993	306	0.65%
Total other interest-bearing liabilities	209,391	(198)	(0.13)%	218,714	(747)	(0.46)%
Total interest-bearing liabilities	730,070	5,016	0.92%	703,586	3,940	0.75%
Non-interest-bearing deposits	2,877			1,821

Other non-interest-bearing liabilities	68,414			81,214
Total liabilities	801,361			786,621

Shareholders’ equity
Preferred stock	11,335			10,400

Common stock	75,327			75,705
Total shareholders’ equity	86,662			86,105
Total liabilities and shareholders’ equity	$888,023			$872,726
Interest rate spread			0.32%			0.35%

U.S.		$1,258	0.34%		$ 1,303	0.35%

Non-U.S.		993	0.46%		1,061	0.52%
Net interest income and net yield on interest-earning assets		2,251	0.38%		2,364	0.41%
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets			36.67%			35.76%

Liabilities			23.25%			23.93%

Goldman Sachs September 2016 Form 10-Q	95

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

96	Goldman Sachs September 2016 Form 10-Q

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

References to “the September 2016 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of the September 2016 Form 10-Q. All references to September 2016, June 2016 and September 2015 refer to our periods ended, or the dates, as the context requires, September 30, 2016, June 30, 2016 and September 30, 2015, respectively. All references to December 2015 refer to the date December 31, 2015. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2016 versus September 2015. The firm generated net earnings of $2.09 billion and diluted earnings per common share of $4.88 for the third quarter of 2016, an increase of 47% and 68%, respectively, compared with $1.43 billion and $2.90 per share for the third quarter of 2015. Annualized return on average common shareholders’ equity (ROE) was 11.2% for the third quarter of 2016, compared with 7.0% for the third quarter of 2015. Book value per common share was $181.25 as of September 2016, 2.6% higher compared with the end of the second quarter of 2016.

Net revenues were $8.17 billion for the third quarter of 2016, 19% higher than the third quarter of 2015, primarily due to significantly higher net revenues in Investing & Lending and higher net revenues in Institutional Client Services. Net revenues in Investment Management were slightly higher, while net revenues in Investment Banking were essentially unchanged.

Operating expenses were $5.30 billion for the third quarter of 2016, 10% higher than the third quarter of 2015, due to significantly higher compensation and benefits expenses, reflecting an increase in net revenues and a higher year-to-date ratio of compensation and benefits to net revenues, partially offset by lower non-compensation expenses, primarily due to lower net provisions for litigation and regulatory proceedings.

We maintained strong capital ratios and liquidity. Our Common Equity Tier 1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 14.0% and 12.4%, respectively, and our global core liquid assets were $214 billion as of September 2016. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

Goldman Sachs September 2016 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2016 versus September 2015. The firm generated net earnings of $5.05 billion and diluted earnings per common share of $11.24 for the first nine months of 2016, a decrease of 5% and an increase of 4%, respectively, compared with $5.32 billion and $10.84 per share for the first nine months of 2015. Annualized ROE was 8.7% for the first nine months of 2016, compared with 8.8% for the first nine months of 2015.

Net revenues were $22.44 billion for the first nine months of 2016, 15% lower than the first nine months of 2015, due to significantly lower net revenues in Investing & Lending, as well as lower net revenues in Institutional Client Services, Investment Banking and Investment Management. These results reflected the impact of a challenging operating environment during the first half of the year, particularly during the first quarter.

Operating expenses were $15.53 billion for the first nine months of 2016, 18% lower than the first nine months of 2015, due to significantly lower non-compensation expenses, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, and lower compensation and benefits expenses, reflecting a decrease in net revenues.

Business Environment

Global

During the third quarter of 2016, global economic conditions appeared to be mixed compared with the previous quarter, as real gross domestic product (GDP) growth increased in the United States, while growth declined slightly in the United Kingdom and China. Real GDP growth appeared to remain stable in the Euro area and Japan. Macroeconomic conditions were fairly benign for most of the quarter and aside from a small spike in mid-September, volatility in equity markets remained low. A key market focus was the monetary policy of the major central banks. The Bank of England (BOE) announced a monetary easing package comprised of a 25 basis points cut to the official bank rate, £70 billion of asset purchases, and a Term Funding Scheme. The Bank of Japan (BOJ) altered the framework for its Qualitative and Quantitative Easing program (QQE), shifting from purchasing set quantities of assets to targeting a 0% yield on the 10-year Japanese government bond. The European Central Bank (ECB) has yet to announce any extension of its asset purchase program, currently set to end in March 2017, raising concerns that the ECB may begin to taper its purchases. The U.S. Federal Reserve, after stating last December that it expected to increase rates four times in 2016, has yet to raise rates through the first three quarters of the year. The price of crude oil declined in early August, briefly reaching below $40 per barrel (WTI) before increasing to approximately $48 per barrel by the end of September, just below where it began the quarter. In investment banking, industry-wide equity underwriting activity improved slightly, but industry-wide announced mergers and acquisitions activity declined compared with the second quarter of 2016.

United States

In the United States, real GDP growth increased compared with the previous quarter, due in part to an increase in the growth rate of inventory levels and industrial production. Measures of consumer confidence were mixed compared with the second quarter of 2016, while new home sales increased and the pace of housing starts decreased. The unemployment rate was 5.0% as of September 2016, up slightly from 4.9% as of June 2016, and measures of inflation were essentially unchanged. The U.S. Federal Reserve kept its federal funds rate at a target range of 0.25% to 0.50% and stated that the case for a rate increase strengthened in the third quarter. The yield on the 10-year U.S. Treasury note ended the quarter at 1.61%, 12 basis points higher compared with the end of the second quarter of 2016. In equity markets, the NASDAQ Composite Index, S&P 500 Index and Dow Jones Industrial Average increased by 10%, 3% and 2%, respectively, compared with the end of the second quarter of 2016.

98	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Europe

In the Euro area, real GDP growth remained stable compared with the second quarter of 2016, while measures of inflation remained low. Measures of unemployment in the Euro area remained high, and the ECB maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%. The Euro appreciated by 1% against the U.S. dollar during the quarter. In the United Kingdom, real GDP growth decreased slightly compared with the previous quarter. The BOE cut its official bank rate from 0.50% to 0.25%, and the British pound depreciated by 3% against the U.S. dollar. Yields on 10-year government bonds generally declined in the region, with the yield on 10-year German bunds ending the quarter further into negative territory. In equity markets, the DAX Index, FTSE 100 Index, CAC 40 Index and Euro Stoxx 50 Index increased by 9%, 6%, 5% and 5%, respectively, compared with the end of the second quarter of 2016.

Asia

In Japan, real GDP growth appeared to remain stable compared with the second quarter of 2016. The yield on 10-year Japanese government bonds increased to (0.08)% from (0.24)% during the quarter after the BOJ reformed its QQE program to target a 10-year yield of 0% instead of purchasing fixed quantities of assets. The U.S. dollar depreciated by 2% against the Japanese yen and the Nikkei 225 Index increased by 6% during the quarter. In China, real GDP growth declined slightly compared with the previous quarter, and measures of inflation decreased. The U.S. dollar remained essentially unchanged against the Chinese yuan during the third quarter. In equity markets, the Shanghai Composite Index increased by 3% and the Hang Seng Index increased by 12% compared with the end of the previous quarter. In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar depreciated by 1% against the Indian rupee and the BSE Sensex Index increased by 3% compared with the end of the second quarter of 2016.

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

Goldman Sachs September 2016 Form 10-Q	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of September 2016, June 2016 and December 2015, level 3 financial assets represented 2.8% of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

•	Collateral Analyses. Margin calls on derivatives are analyzed to determine implied values which are used to corroborate our valuations.

•	Execution of Trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

See Notes 5 through 8 to the condensed consolidated financial statements for further information about fair value measurements.

100	Goldman Sachs September 2016 Form 10-Q

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

We last performed a quantitative goodwill test during the fourth quarter of 2015. We determined that goodwill was not impaired. In that quantitative goodwill test, the estimated fair value of our reporting units in which we hold substantially all of our goodwill significantly exceeded their estimated carrying values. However, the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit, which represents approximately 7% of our goodwill, was not substantially in excess of its carrying value. This reporting unit and the industry more broadly have been, and continue to be, adversely impacted by the currently challenging operating environment and increased capital requirements. We will continue to closely monitor the reporting unit to determine whether an impairment is required in the future. As of both September 2016 and December 2015, the goodwill related to the Fixed Income, Currency and Commodities Client Execution reporting unit was $269 million, substantially all of which originated from the acquisition of Goldman Sachs Australia Pty Ltd in 2011.

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

Goldman Sachs September 2016 Form 10-Q	101

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

102	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2016	2015	2016	2015
Net revenues	$ 8,168	$ 6,861	$ 22,438	$ 26,547

Pre-tax earnings	2,868	2,046	6,907	7,706

Net earnings	2,094	1,426	5,051	5,318

Net earnings applicable to common shareholders	2,100	1,330	4,934	4,994

Diluted earnings per common share	4.88	2.90	11.24	10.84

Annualized return on average common shareholders’ equity	11.2%	7.0%	8.7%	8.8%

Annualized net earnings to average assets	0.9%	0.7%	0.8%	0.8%

Annualized return on average total shareholders’ equity	9.7%	6.5%	7.8%	8.2%

Total average equity to average assets	9.8%	10.0%	9.8%	9.9%

Dividend payout ratio	13.3%	22.4%	17.3%	17.5%

In the table above:

•

Net earnings applicable to common shareholders for the three and nine months ended September 2016 includes a benefit of $105 million and $266 million, respectively, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock during 2016. See Note 19 to the condensed consolidated financial statements for further information.

•

Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Total shareholders’ equity	$ 86,649	$ 87,509	$ 86,662	$ 86,105

Preferred stock	(11,366)	(11,200)	(11,335)	(10,400)
Common shareholders’ equity	$ 75,283	$ 76,309	$ 75,327	$ 75,705

•	Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item in the condensed consolidated statements of earnings.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Investment banking	$1,537	$1,556	$ 4,787	$ 5,480

Investment management	1,386	1,331	3,908	4,400

Commissions and fees	753	859	2,447	2,517

Market making	2,715	1,730	7,067	7,964

Other principal transactions	1,163	543	1,978	3,822
Total non-interest revenues	7,554	6,019	20,187	24,183
Interest income	2,389	2,119	7,267	6,304

Interest expense	1,775	1,277	5,016	3,940
Net interest income	614	842	2,251	2,364
Total net revenues	$8,168	$6,861	$22,438	$26,547

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

Goldman Sachs September 2016 Form 10-Q	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2016, our business activities were negatively impacted by challenging trends in the operating environment, including concerns and uncertainties about global growth and central bank activity as well as higher levels of volatility, which contributed to significant price pressure at the beginning of the year across both equity and fixed income markets. These factors impacted investor conviction and risk appetite for market-making activities, and industry-wide equity underwriting and mergers and acquisitions activity for investment banking activities. Results in other principal transactions also reflected the impact of these difficult market and economic conditions. At the start of the second quarter of 2016, these concerns moderated and conditions improved in many businesses, including a rebound in investment banking activities and improved results in other principal transactions. However, the market became increasingly focused on the political uncertainty and economic implications surrounding the potential exit of the United Kingdom from the European Union, impacting market-making activities. The operating environment improved during the third quarter of 2016, as global equity markets steadily increased and credit spreads tightened, providing a more favorable backdrop for our business activities. For investment management activities, our assets under supervision continued to increase during the first nine months of 2016. The mix of our average assets under supervision during the third quarter of 2016 shifted slightly from long-term assets under supervision to liquidity products compared with a year ago. If the trend of macroeconomic concerns continues over the long term, and market-making activity levels, investment banking activity levels, or assets under supervision decline or if investors continue the trend of favoring assets under supervision that typically generate lower fees, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended September 2016 versus September 2015

Net revenues in the condensed consolidated statements of earnings were $8.17 billion for the third quarter of 2016, 19% higher than the third quarter of 2015, due to significantly higher market-making revenues and other principal transactions revenues, as well as slightly higher investment management revenues. These results were partially offset by significantly lower net interest income and lower commissions and fees. Investment banking revenues were essentially unchanged.

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $1.54 billion for the third quarter of 2016, essentially unchanged compared with the third quarter of 2015. Revenues in financial advisory were lower compared with a strong third quarter of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Revenues in underwriting were higher compared with the third quarter of 2015, primarily due to higher revenues in debt underwriting, reflecting an increase in industry-wide activity. Revenues in equity underwriting were also higher, although industry-wide activity remained low.

Investment management revenues in the condensed consolidated statements of earnings were $1.39 billion for the third quarter of 2016, 4% higher than the third quarter of 2015, primarily due to higher incentive fees. Management and other fees were essentially unchanged compared with the third quarter of 2015, reflecting the impact of higher average assets under supervision, offset by shifts in the mix of client assets and strategies.

Commissions and fees in the condensed consolidated statements of earnings were $753 million for the third quarter of 2016, 12% lower than the third quarter of 2015, reflecting lower listed cash equity volumes across the major regions, consistent with market volumes in these regions.

Market-making revenues in the condensed consolidated statements of earnings were $2.72 billion for the third quarter of 2016, 57% higher than the third quarter of 2015, due to significantly higher revenues in interest rate products, equity derivative products and credit products, as well as improved results in mortgages. These results were partially offset by lower revenues in currencies and equity cash products, as well as slightly lower revenues in commodities.

Other principal transactions revenues in the condensed consolidated statements of earnings were $1.16 billion for the third quarter of 2016, more than double the amount in the third quarter of 2015, primarily due to significantly higher revenues from investments in equities, reflecting improved results in public equities as global equity prices increased during the quarter compared with a significant decrease in the prior year period. In addition, revenues in debt securities and loans were higher compared with the third quarter of 2015.

104	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $614 million for the third quarter of 2016, 27% lower than the third quarter of 2015, reflecting an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, long-term borrowings and interest-bearing deposits, and increases in total average interest-bearing deposits and total average long-term borrowings. The increase in interest expense was partially offset by higher interest income related to loans receivable, reflecting the impact of higher interest rates and an increase in total average balances, and collateralized agreements, reflecting the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Nine Months Ended September 2016 versus September 2015

Net revenues in the condensed consolidated statements of earnings were $22.44 billion for the first nine months of 2016, 15% lower than the first nine months of 2015, reflecting the impact of a challenging operating environment during the first half of the year, particularly during the first quarter. The decrease in net revenues was primarily due to significantly lower other principal transactions revenues and lower market-making revenues, investment banking revenues and investment management revenues. In addition, net interest income and commissions and fees were slightly lower compared with the first nine months of 2015.

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $4.79 billion for the first nine months of 2016, 13% lower than the first nine months of 2015. Revenues in financial advisory were lower compared with a strong first nine months of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Revenues in underwriting were lower compared with a strong first nine months of 2015, due to significantly lower revenues in equity underwriting, reflecting low levels of industry-wide activity during the year. Revenues in debt underwriting were significantly higher compared with the first nine months of 2015, primarily reflecting significantly higher revenues from asset-backed activity.

Investment management revenues in the condensed consolidated statements of earnings were $3.91 billion for the first nine months of 2016, 11% lower than the first nine months of 2015. This decrease primarily reflected significantly lower incentive fees compared with a strong first nine months of 2015. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision.

Commissions and fees in the condensed consolidated statements of earnings were $2.45 billion for the first nine months of 2016, 3% lower than the first nine months of 2015, reflecting lower listed cash equity volumes in Asia and Europe, consistent with market volumes in these regions.

Market-making revenues in the condensed consolidated statements of earnings were $7.07 billion for the first nine months of 2016, 11% lower than the first nine months of 2015, due to significantly lower revenues in currencies, mortgages, equity cash products and commodities, as well as lower revenues in equity derivative products. These results were partially offset by significantly higher revenues in credit products and higher revenues in interest rate products.

Other principal transactions revenues in the condensed consolidated statements of earnings were $1.98 billion for the first nine months of 2016, 48% lower than the first nine months of 2015, primarily due to a significant decrease in revenues from investments in private equities, which were negatively impacted by corporate performance, particularly during the first quarter of 2016. Revenues in debt securities and loans were also significantly lower compared with the first nine months of 2015, due to significantly lower revenues related to loans and lending commitments to institutional clients.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $2.25 billion for the first nine months of 2016, 5% lower than the first nine months of 2015, reflecting an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, interest-bearing deposits and collateralized financings, and an increase in total average interest-bearing deposits. The increase in interest expense was partially offset by higher interest income related to loans receivable, reflecting an increase in total average balances and the impact of higher interest rates, and collateralized agreements, reflecting the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs September 2016 Form 10-Q	105

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Compensation and benefits	$ 3,207	$ 2,351	$ 9,200	$10,619

Brokerage, clearing, exchange and distribution fees	613	665	1,929	1,950

Market development	92	123	326	409

Communications and technology	207	200	609	601

Depreciation and amortization	247	222	731	706

Occupancy	245	182	609	572

Professional fees	222	253	673	714

Other expenses	467	819	1,454	3,270
Total non-compensation expenses	2,093	2,464	6,331	8,222
Total operating expenses	$ 5,300	$ 4,815	$15,531	$18,841
Total staff at period-end	34,900	36,900

Three Months Ended September 2016 versus September 2015. Operating expenses in the condensed consolidated statements of earnings were $5.30 billion for the third quarter of 2016, 10% higher than the third quarter of 2015. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $3.21 billion for the third quarter of 2016, 36% higher than the third quarter of 2015, reflecting an increase in net revenues and a higher year-to-date ratio of compensation and benefits to net revenues. Total staff was essentially unchanged during the third quarter of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $2.09 billion for the third quarter of 2016, 15% lower than the third quarter of 2015, primarily due to lower other expenses, reflecting lower net provisions for litigation and regulatory proceedings. Brokerage, clearing, exchange and distribution fees, professional fees and market development expenses were also lower compared with the third quarter of 2015. These decreases were partially offset by higher occupancy expenses, reflecting $63 million of exit costs on excess office space. Net provisions for litigation and regulatory proceedings for the third quarter of 2016 were $46 million compared with $416 million for the third quarter of 2015.

Nine Months Ended September 2016 versus September 2015. Operating expenses in the condensed consolidated statements of earnings were $15.53 billion for the first nine months of 2016, 18% lower than the first nine months of 2015. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $9.20 billion for the first nine months of 2016, 13% lower than the first nine months of 2015, reflecting a decrease in net revenues. The ratio of compensation and benefits to net revenues for the first nine months of 2016 was 41.0%, compared with 40.0% for the first nine months of 2015 and 42.0% for the first half of 2016. Total staff decreased by 1,900 or 5% during the first nine months of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $6.33 billion for the first nine months of 2016, 23% lower than the first nine months of 2015, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. In addition, market development expenses were lower compared with the first nine months of 2015. Net provisions for litigation and regulatory proceedings for the first nine months of 2016 were $249 million compared with $2.06 billion for the first nine months of 2015.

Provision for Taxes

The effective income tax rate for the first nine months of 2016 was 26.9%, essentially unchanged from 26.8% for the first half of 2016 and down from the full year tax rate of 30.7% for 2015. The decrease compared with the full year tax rate for 2015 was primarily due to a decrease related to the impact of non-deductible provisions for mortgage-related litigation and regulatory matters in 2015, partially offset by the impact of changes in tax law on deferred tax assets and the geographic mix of earnings in 2015 and an increase related to higher enacted tax rates impacting Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB) beginning in 2016.

106	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In September 2016, the United Kingdom government enacted a budget that will reduce the corporate income tax base rate by 1 percentage point effective April 1, 2020. During the third quarter of 2016, we remeasured deferred income tax assets accordingly. This change did not have a material impact on our effective tax rate for the nine months ended September 2016, and we do not expect it to have a material impact on our future effective tax rate.

In October 2016, the U.S. Department of the Treasury issued rules under Section 385 of the Internal Revenue Code that could, in some circumstances, re-characterize debt as equity for U.S. federal income tax purposes. The rules contain exclusions applicable to, among other things, debt instruments issued by regulated financial companies, non-U.S. subsidiaries, certain U.S. subsidiaries where the holder of the debt instrument is included in a consolidated U.S. tax return, and ordinary business transactions. The rules also contain exclusions applicable to members of a regulated financial group other than subsidiaries held under the merchant banking authority, grandfathered commodities, or complementary activities under the Bank Holding Company Act of 1956. These exceptions would exclude from re-characterization substantially all debt instruments issued by the firm. The firm does not expect these rules to have a material impact on our financial condition, results of operations, effective income tax rate or cash flows.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Investment Banking
Net revenues	$1,537	$1,556	$ 4,787	$ 5,480

Operating expenses	863	788	2,720	3,049
Pre-tax earnings	$ 674	$ 768	$ 2,067	$ 2,431
Institutional Client Services
Net revenues	$3,748	$3,213	$10,872	$12,273

Operating expenses	2,526	2,522	7,649	10,101
Pre-tax earnings	$1,222	$ 691	$ 3,223	$ 2,172
Investing & Lending
Net revenues	$1,398	$ 670	$ 2,596	$ 4,140

Operating expenses	690	358	1,714	1,948
Pre-tax earnings	$ 708	$ 312	$ 882	$ 2,192
Investment Management
Net revenues	$1,485	$1,422	$ 4,183	$ 4,654

Operating expenses	1,221	1,122	3,448	3,718
Pre-tax earnings	$ 264	$ 300	$ 735	$ 936
Total net revenues	$8,168	$6,861	$22,438	$26,547

Total operating expenses	5,300	4,815	15,531	18,841
Total pre-tax earnings	$2,868	$2,046	$ 6,907	$ 7,706

In the table above, Total operating expenses include $25 million of charitable contributions that have not been allocated to our segments for the three and nine months ended September 2015.

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Financial Advisory	$ 658	$ 809	$2,223	$2,591
Equity underwriting	227	190	679	1,318

Debt underwriting	652	557	1,885	1,571
Total Underwriting	879	747	2,564	2,889
Total net revenues	1,537	1,556	4,787	5,480

Operating expenses	863	788	2,720	3,049
Pre-tax earnings	$ 674	$ 768	$2,067	$2,431

Goldman Sachs September 2016 Form 10-Q	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our financial advisory and underwriting transaction volumes (Source: Thomson Reuters).

	Three Months Ended September		Nine Months Ended September
$ in billions	2016	2015	2016	2015
Mergers and acquisitions:
Announced	$184	$280	$624	$895

Completed	291	334	888	906

Equity and equity-related offerings	14	11	34	59

Debt offerings	78	59	224	201

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

Operating Environment. In mergers and acquisitions, industry-wide completed activity remained strong for the first nine months of 2016 and industry-wide announced activity continued to be robust for most of the year-to-date, but both declined, with announced transactions down significantly, compared with the level of activity during the first nine months of 2015. In underwriting, industry-wide equity underwriting activity increased slightly compared with the second quarter of 2016, although industry-wide activity levels for the year-to-date remained relatively low due to a continued weak backdrop for new issuances. This compares with strong activity levels in the first nine months of 2015, which benefited from favorable equity market conditions during the first half of the year. Industry-wide debt underwriting activity during the third quarter of 2016 decreased compared with the robust level of activity in the second quarter of 2016, but was higher during the first nine months of 2016 compared with the first nine months of 2015. In the future, if client activity levels in mergers and acquisitions or equity underwriting continue the downward trend as compared to the level of activity in 2015, or if client activity levels in debt underwriting decline, net revenues in Investment Banking would likely continue to be negatively impacted.

Three Months Ended September 2016 versus September 2015. Net revenues in Investment Banking were $1.54 billion for the third quarter of 2016, essentially unchanged compared with the third quarter of 2015.

Net revenues in Financial Advisory were $658 million, 19% lower compared with a strong third quarter of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $879 million, 18% higher than the third quarter of 2015, primarily due to higher net revenues in debt underwriting, reflecting an increase in industry-wide activity. Net revenues in equity underwriting were also higher, although industry-wide activity remained low.

Operating expenses were $863 million for the third quarter of 2016, 10% higher than the third quarter of 2015, primarily due to increased compensation and benefits expenses. Pre-tax earnings were $674 million in the third quarter of 2016, 12% lower than the third quarter of 2015.

As of September 2016, our investment banking transaction backlog increased compared with the end of the second quarter of 2016, but was lower compared with the end of the third quarter of 2015. The increase compared with the end of the second quarter of 2016 was due to higher estimated net revenues from potential advisory transactions.

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

108	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2016 versus September 2015. Net revenues in Investment Banking were $4.79 billion for the first nine months of 2016, 13% lower than the first nine months of 2015.

Net revenues in Financial Advisory were $2.22 billion, 14% lower compared with a strong first nine months of 2015, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $2.56 billion, 11% lower compared with a strong first nine months of 2015, due to significantly lower net revenues in equity underwriting, reflecting low levels of industry-wide activity during the year. Net revenues in debt underwriting were significantly higher compared with the first nine months of 2015, primarily reflecting significantly higher net revenues from asset-backed activity.

Operating expenses were $2.72 billion for the first nine months of 2016, 11% lower than the first nine months of 2015, primarily due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $2.07 billion in the first nine months of 2016, 15% lower than the first nine months of 2015.

During the first nine months of 2016, our investment banking transaction backlog significantly decreased due to significantly lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions compared with strong levels at the end of 2015. These declines were partially offset by higher estimated net revenues from potential equity underwriting transactions, reflecting increases across most products.

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

As a market maker, we facilitate transactions in both liquid and less liquid markets, primarily for institutional clients, such as corporations, financial institutions, investment funds and governments, to assist clients in meeting their investment objectives and in managing their risks. In this role, we seek to earn the difference between the price at which a market participant is willing to sell an instrument to us and the price at which another market participant is willing to buy it from us, and vice versa (i.e., bid/offer spread). In addition, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory in order to actively manage our risk exposures that arise from these market-making activities. Our market-making inventory is recorded in financial instruments owned, at fair value (long positions) or financial instruments sold, but not yet purchased, at fair value (short positions) in our condensed consolidated statements of financial condition.

Goldman Sachs September 2016 Form 10-Q	109

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Fixed Income, Currency and Commodities Client Execution	$1,964	$1,461	$ 5,554	$ 6,199
Equities client execution	678	555	1,735	2,466

Commissions and fees	719	818	2,342	2,393

Securities services	387	379	1,241	1,215
Total Equities	1,784	1,752	5,318	6,074
Total net revenues	3,748	3,213	10,872	12,273

Operating expenses	2,526	2,522	7,649	10,101
Pre-tax earnings	$1,222	$ 691	$ 3,223	$ 2,172

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

At the start of the second quarter of 2016, market-making conditions improved in many businesses as these concerns moderated. However, later in the quarter, the market became increasingly focused on the political uncertainty and economic implications surrounding the potential exit of the United Kingdom from the European Union. In response to the “leave vote,” equity markets declined (e.g., the MSCI World Index declined 7% in two days) and volumes generally spiked, both of which largely reversed shortly thereafter.

The operating environment continued to improve during the third quarter of 2016, as global equity markets steadily increased, with the MSCI World Index up 5% and the S&P 500 Index up 3%. In addition, equity markets in Asia rebounded during the third quarter, with the Nikkei 225 Index up 6% and the Shanghai Composite Index up 3%, after each declined during the first half of 2016. In addition, credit spreads tightened during the quarter with U.S. investment grade and high-yield cash spreads tightening by 12 basis points and 87 basis points, respectively. However, NYSE and NASDAQ average share volumes continued to decline, decreasing 13% and 5%, respectively, compared with the second quarter of 2016. Volatility also continued its downward trend during the third quarter after reaching high levels in February, with the VIX declining to 11 at its lowest point. Oil and natural gas prices remained at low levels, with prices of approximately $48 per barrel (WTI) and $2.91 per million British thermal units, respectively. Low interest rates and slow global economic growth continued to impact client sentiment, risk appetite and activity levels throughout the first nine months of 2016.

If the trend of macroeconomic concerns continues over the long term and activity levels continue to decline, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

110	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2016 versus September 2015. Net revenues in Institutional Client Services were $3.75 billion for the third quarter of 2016, 17% higher than the third quarter of 2015.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $1.96 billion for the third quarter of 2016, 34% higher than the third quarter of 2015 (the 34% would have been 15 percentage points higher had the debt valuation adjustment gain of $147 million in the third quarter of 2015 been included in other comprehensive income, consistent with how such gains and losses are reflected in 2016 — see below for further information about the debt valuation adjustment). This increase was due to significantly higher net revenues in interest rate products and credit products, as well as higher net revenues in mortgages, partially offset by lower net revenues in currencies and commodities. Improved market-making conditions, including tighter credit spreads, during the third quarter of 2016 were in contrast with difficult market-making conditions, including widening credit spreads and declining commodity prices, during the third quarter of 2015. The decline in currencies reflected the positive impact of the devaluation in the Chinese yuan on client activity during the third quarter of 2015, while net revenues in commodities continued to reflect low client activity.

Net revenues in Equities were $1.78 billion for the third quarter of 2016, 2% higher than the third quarter of 2015, reflecting significantly higher net revenues in equities client execution, due to significantly higher net revenues in derivatives, partially offset by significantly lower net revenues in cash products. Net revenues in securities services were slightly higher. Commissions and fees were lower compared with the third quarter of 2015, reflecting lower listed cash equity volumes across the major regions, consistent with market volumes in these regions.

The firm elects the fair value option for certain unsecured borrowings. For the third quarter of 2015, the fair value net gain attributable to the impact of changes in our credit spreads on these borrowings (debt valuation adjustment) was $182 million ($147 million and $35 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively). In the first quarter of 2016, the firm early adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for the third quarter of 2016 was a loss of $13 million (both gross and net of tax). See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2016-01.

Operating expenses were $2.53 billion for the third quarter of 2016, essentially unchanged compared with the third quarter of 2015, including increased compensation and benefits expenses, reflecting higher net revenues, partially offset by decreased net provisions for litigation and regulatory proceedings. Pre-tax earnings were $1.22 billion in the third quarter of 2016, 77% higher than the third quarter of 2015.

Nine Months Ended September 2016 versus September 2015. Net revenues in Institutional Client Services were $10.87 billion for the first nine months of 2016, 11% lower than the first nine months of 2015.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $5.55 billion for the first nine months of 2016, 10% lower than the first nine months of 2015, reflecting the impact of difficult market-making conditions during the first half of the year, particularly during the first quarter of 2016. Net revenues in mortgages were significantly lower compared with the first nine months of 2015, reflecting less favorable market-making conditions, including generally wider spreads. Net revenues were also significantly lower in currencies, reflecting less favorable market-making conditions compared with the first nine months of 2015, which included a strong first quarter of 2015. In addition, net revenues in commodities significantly decreased, reflecting low client activity. These results were partially offset by significantly higher net revenues in credit products and higher net revenues in interest rate products. The increase in credit products reflected improved client activity levels compared with low activity in the first nine months of 2015.

Net revenues in Equities were $5.32 billion for the first nine months of 2016, 12% lower than the first nine months of 2015, primarily due to significantly lower net revenues in equities client execution, reflecting significantly lower net revenues in both cash products and derivatives. Commissions and fees were slightly lower compared with the first nine months of 2015, reflecting lower listed cash equity volumes in Asia and Europe, consistent with market volumes in these regions. These results were partially offset by slightly higher net revenues in securities services compared with the first nine months of 2015.

Goldman Sachs September 2016 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The firm elects the fair value option for certain unsecured borrowings. For the first nine months of 2015, the fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $323 million ($268 million and $55 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively). In the first quarter of 2016, the firm early adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for the first nine months of 2016 was a loss of $116 million ($75 million, net of tax). See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2016-01.

Operating expenses were $7.65 billion for the first nine months of 2016, 24% lower than the first nine months of 2015, due to significantly lower net provisions for mortgage-related litigation and regulatory matters, and decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $3.22 billion in the first nine months of 2016, 48% higher than the first nine months of 2015.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Equity securities	$ 920	$370	$1,546	$2,784

Debt securities and loans	478	300	1,050	1,356
Total net revenues	1,398	670	2,596	4,140

Operating expenses	690	358	1,714	1,948
Pre-tax earnings	$ 708	$312	$ 882	$2,192

Operating Environment. Following difficult market conditions and the impact of a challenging macroeconomic environment on corporate performance, particularly in the energy sector, in the first quarter of 2016, market conditions improved during the second and third quarters as macroeconomic concerns moderated. Global equity markets increased during the third quarter of 2016, contributing to net gains from investments in public equities, and corporate performance rebounded from the difficult start to the year. If macroeconomic concerns negatively affect corporate performance or global equity markets decline, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended September 2016 versus September 2015. Net revenues in Investing & Lending were $1.40 billion for the third quarter of 2016, more than double the amount in the third quarter of 2015, primarily due to significantly higher net revenues from investments in equities, reflecting improved results in public equities as global equity prices increased during the quarter compared with a significant decrease in the prior year period. In addition, net revenues in debt securities and loans were significantly higher compared with the third quarter of 2015, reflecting higher net interest income.

Operating expenses were $690 million for the third quarter of 2016, 93% higher than the third quarter of 2015, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $708 million in the third quarter of 2016, compared with pre-tax earnings of $312 million in the third quarter of 2015.

Nine Months Ended September 2016 versus September 2015. Net revenues in Investing & Lending were $2.60 billion for the first nine months of 2016, 37% lower than the first nine months of 2015, primarily due to a significant decrease in net revenues from investments in private equities, which were negatively impacted by corporate performance, particularly during the first quarter of 2016. Net revenues in debt securities and loans were also significantly lower compared with the first nine months of 2015, due to significantly lower net revenues related to loans and lending commitments to institutional clients, partially offset by higher net interest income.

Operating expenses were $1.71 billion for the first nine months of 2016, 12% lower than the first nine months of 2015, due to lower compensation and benefits expenses, reflecting lower net revenues, and lower expenses related to consolidated investments. Pre-tax earnings were $882 million in the first nine months of 2016, 60% lower than the first nine months of 2015.

112	Goldman Sachs September 2016 Form 10-Q

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points and 39 basis points for the three months ended September 2016 and September 2015, respectively, and 35 basis points and 39 basis points for the nine months ended September 2016 and September 2015, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance target. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2016	2015	2016	2015
Management and other fees	$1,225	$1,212	$3,571	$3,651

Incentive fees	114	73	197	590

Transaction revenues	146	137	415	413
Total net revenues	1,485	1,422	4,183	4,654

Operating expenses	1,221	1,122	3,448	3,718
Pre-tax earnings	$ 264	$ 300	$ 735	$ 936

The tables below present our period-end assets under supervision (AUS) by asset class and by distribution channel.

	As of September
$ in billions	2016	2015
Assets under management	$1,147	$1,019

Other client assets	200	169
Total AUS	$1,347	$1,188
Asset Class
Alternative investments	$ 152	$ 146

Equity	268	237

Fixed income	600	547
Long-term AUS	1,020	930

Liquidity products	327	258
Total AUS	$1,347	$1,188
Distribution Channel
Institutional	$ 509	$ 462

High-net-worth individuals	403	360

Third-party distributed	435	366
Total AUS	$1,347	$1,188

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended September		Nine Months Ended September
$ in billions	2016	2015	2016	2015
Balance, beginning of period	$1,310	$1,182	$1,252	$1,178

Net inflows/(outflows)
Alternative investments	1	4	4	4

Equity	2	13	2	20

Fixed income	11	24	19	38
Long-term AUS net inflows/(outflows)	14	41	25	62

Liquidity products	2	(5)	21	(25)
Total AUS net inflows/(outflows)	16	36	46	37

Net market appreciation/(depreciation)	21	(30)	49	(27)
Balance, end of period	$1,347	$1,188	$1,347	$1,188

In the table above, Long-term AUS net inflows/(outflows) includes $18 billion of fixed income, equity and alternative investments asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business for the three and nine months ended September 2015.

Goldman Sachs September 2016 Form 10-Q	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2016	2015	2016	2015
Alternative investments	$ 151	$ 146	$ 148	$ 144

Equity	262	244	254	244

Fixed income	592	530	573	524
Long-term AUS	1,005	920	975	912

Liquidity products	327	267	320	268
Total AUS	$1,332	$1,187	$1,295	$1,180

Operating Environment. Market conditions continued to improve after a challenging first quarter of 2016, with higher asset prices resulting in appreciation in our client assets during the second and third quarters of 2016 in both fixed income and equity assets. Also, our assets under supervision increased during the first nine months of 2016 from net inflows, primarily in fixed income assets, and liquidity products. The mix of our average assets under supervision during the third quarter of 2016 shifted slightly from long-term assets under supervision to liquidity products compared with a year ago. In addition, assets under supervision have been impacted by inflows to advisory services and outflows from actively-managed mutual funds. In the future, if asset prices decline, or investors continue the trend of favoring assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended September 2016 versus September 2015. Net revenues in Investment Management were $1.49 billion for the third quarter of 2016, 4% higher than the third quarter of 2015, primarily due to higher incentive fees. Management and other fees were essentially unchanged compared with the third quarter of 2015, reflecting the impact of higher average assets under supervision, offset by shifts in the mix of client assets and strategies. During the quarter, total assets under supervision increased $37 billion to $1.35 trillion. Long-term assets under supervision increased $35 billion, including net market appreciation of $21 billion, primarily in equity and fixed income assets, and net inflows of $14 billion, primarily in fixed income assets. Liquidity products increased $2 billion.

Operating expenses were $1.22 billion for the third quarter of 2016, 9% higher than the third quarter of 2015, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $264 million in the third quarter of 2016, 12% lower than the third quarter of 2015.

Nine Months Ended September 2016 versus September 2015. Net revenues in Investment Management were $4.18 billion for the first nine months of 2016, 10% lower than the first nine months of 2015. This decrease primarily reflected significantly lower incentive fees compared with a strong first nine months of 2015. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision. During the first nine months of 2016, total assets under supervision increased $95 billion to $1.35 trillion. Long-term assets under supervision increased $74 billion, due to net inflows of $25 billion and net market appreciation of $49 billion, both primarily in fixed income assets. In addition, liquidity products increased $21 billion.

Operating expenses were $3.45 billion for the first nine months of 2016, 7% lower than the first nine months of 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $735 million in the first nine months of 2016, 21% lower than the first nine months of 2015.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

114	Goldman Sachs September 2016 Form 10-Q

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

Business risk managers and managers from our independent control and support functions meet with business managers to review current and prior period information and discuss expectations for the upcoming quarter to prepare our quarterly balance sheet plan. The specific information reviewed includes asset and liability size and composition, limit utilization, risk and performance measures, and capital usage.

Our consolidated quarterly plan, including our balance sheet plans by business, funding projections, and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Overview and Structure of Risk Management” for an overview of our risk management structure.

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business and the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on an ad hoc basis in response to changing business needs or market conditions. Requests for changes in limits are evaluated after giving consideration to their impact on key firm metrics. Compliance with limits is monitored on a daily basis by business risk managers, as well as managers in our independent control and support functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

Goldman Sachs September 2016 Form 10-Q	115

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

The table below presents our balance sheet allocation.

	As of
$ in millions	September 2016	December 2015
Global Core Liquid Assets (GCLA)	$214,265	$199,120

Other cash	9,907	9,180
GCLA and cash	224,172	208,300

Secured client financing	208,526	221,325

Inventory	215,196	208,836

Secured financing agreements	67,427	63,495

Receivables	40,604	39,976
Institutional Client Services	323,227	312,307

Public equity	3,386	3,991

Private equity	18,101	16,985

Debt	22,241	23,216

Loans receivable	49,064	45,407

Other	6,052	4,646
Investing & Lending	98,844	94,245
Total inventory and related assets	422,071	406,552

Other assets	25,218	25,218
Total assets	$879,987	$861,395

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds and separate accounts that we manage, in debt securities, loans, public and private equity securities, real estate entities and other investments. Debt includes $14.91 billion and $17.29 billion as of September 2016 and December 2015, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value. Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

116	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Other Assets. Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of September 2016
Cash and cash equivalents	$ 99,535	$ —	$ —	$ —	$ 99,535

Cash and securities segregated for regulatory and other purposes	—	54,526	—	—	54,526

Securities purchased under agreements to resell and federal funds sold	52,499	23,041	17,588	1,092	94,220

Securities borrowed	39,352	96,277	49,839	—	185,468

Receivables from brokers, dealers and clearing organizations	—	5,760	19,921	—	25,681

Receivables from customers and counterparties	—	28,922	20,683	4,250	53,855

Loans receivable	—	—	—	49,064	49,064

Financial instruments owned, at fair value	32,786	—	215,196	44,438	292,420
Subtotal	$224,172	$208,526	$323,227	$98,844	$854,769

Other assets					25,218
Total assets					$879,987
As of December 2015
Cash and cash equivalents	$ 75,105	$ —	$ —	$ —	$ 75,105

Cash and securities segregated for regulatory and other purposes	—	56,838	—	—	56,838

Securities purchased under agreements to resell and federal funds sold	60,092	42,786	16,368	1,659	120,905

Securities borrowed	33,260	91,712	47,127	—	172,099

Receivables from brokers, dealers and clearing organizations	—	5,912	19,541	—	25,453

Receivables from customers and counterparties	—	24,077	20,435	1,918	46,430

Loans receivable	—	—	—	45,407	45,407

Financial instruments owned, at fair value	39,843	—	208,836	45,261	293,940
Subtotal	$208,300	$221,325	$312,307	$94,245	$836,177

Other assets					25,218
Total assets					$861,395

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2015 to September 2016.

Balance Sheet Analysis and Metrics

As of September 2016, total assets in our condensed consolidated statements of financial condition were $879.99 billion, an increase of $18.59 billion from December 2015, primarily reflecting increases in cash and cash equivalents of $24.43 billion and receivables from customers and counterparties of $7.43 billion, partially offset by a net decrease in collateralized agreements of $13.32 billion. The increase in cash and cash equivalents was primarily due to an increase in deposits, reflecting the acquisition of GE Capital Bank’s online deposit platform, and the increase in receivables from customers and counterparties reflected changes in client activity. The net decrease in collateralized agreements reflected the impact of firm and client activity.

As of September 2016, total liabilities in our condensed consolidated statements of financial condition were $792.88 billion, an increase of $18.21 billion from December 2015, primarily reflecting increases in deposits of $27.03 billion and unsecured long-term borrowings of $15.16 billion, partially offset by decreases in securities sold under agreements to repurchase, at fair value of $12.16 billion and payables to customers and counterparties of $9.33 billion. The increase in deposits reflected the acquisition of GE Capital Bank’s online deposit platform, and the increase in unsecured long-term borrowings was primarily due to net new issuances. The decrease in securities sold under agreements to repurchase, at fair value reflected the impact of firm and client activity, and the decrease in payables to customers and counterparties reflected changes in client activity.

Goldman Sachs September 2016 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of September 2016 and December 2015, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $73.91 billion and $86.07 billion, respectively, which were 4% lower and 3% higher, respectively, compared with the daily average amounts of repurchase agreements over the respective quarters. As of September 2016, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from the impact of firm and client activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	September 2016	December 2015
Total assets	$879,987	$861,395

Unsecured long-term borrowings	$190,586	$175,422

Total shareholders’ equity	$ 87,110	$ 86,728

Leverage ratio	10.1x	9.9x

Debt to equity ratio	2.2x	2.0x

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

	As of
$ in millions, except per share amounts	September 2016	December 2015
Total shareholders’ equity	$ 87,110	$ 86,728

Less: Preferred stock	(11,203)	(11,200)
Common shareholders’ equity	75,907	75,528

Less: Goodwill and identifiable intangible assets	(4,104)	(4,148)
Tangible common shareholders’ equity	$ 71,803	$ 71,380
Book value per common share	$ 181.25	$ 171.03

Tangible book value per common share	171.45	161.64

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 418.8 million and 441.6 million as of September 2016 and December 2015, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings, demand and time deposits through internal and third-party broker-dealers, as well as from retail and institutional customers; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments and other methods.

118	Goldman Sachs September 2016 Form 10-Q

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of September 2016 and December 2015, secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition was $101.64 billion and $114.44 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding, excluding funding that can only be collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of September 2016.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of September 2016, our outstanding borrowings against the FHLB were $2.43 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of September 2016.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	$ —	$ —	$ —	$4,466	$ 4,466

2018	8,538	8,585	4,900	3,698	25,721

2019	6,855	6,319	2,871	7,295	23,340

2020	4,687	7,790	5,692	1,012	19,181

2021	2,734	3,684	7,576	7,241	21,235

2022 - thereafter					96,643
Total					$190,586

The weighted average maturity of our unsecured long-term borrowings as of September 2016 was approximately nine years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a portion of the amount of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Goldman Sachs September 2016 Form 10-Q	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. We raise deposits mainly through GS Bank USA and GSIB. As of September 2016 and December 2015, our deposits were $124.55 billion and $97.52 billion, respectively. See Note 14 to the condensed consolidated financial statements for further information about our deposits.

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

As of September 2016 and December 2015, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $42.83 billion and $42.79 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

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

120	Goldman Sachs September 2016 Form 10-Q

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

We submitted our 2016 CCAR results in April 2016 and the Federal Reserve Board informed us that it did not object to our capital actions, including the potential repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the third quarter of 2016 through the second quarter of 2017. We published a summary of our annual DFAST results in June 2016. See “Available Information” below.

In September 2016, we submitted our semi-annual DFAST results to the Federal Reserve Board and subsequently published a summary of our internally developed severely adverse scenario results in October 2016. See “Available Information” below.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2016 annual DFAST stress results to the Federal Reserve Board in April 2016 and published a summary of its results in June 2016. See “Available Information” below.

Goldman Sachs September 2016 Form 10-Q	121

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of September 2016, approximately two-thirds of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of September 2016, the remaining share authorization under our existing repurchase program was 34.2 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the September 2016 Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

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

In April 2016, the Federal Reserve Board and the FDIC provided feedback on the 2015 resolution plans of eight systemically important domestic banking institutions and provided guidance related to the 2017 resolution plan submissions. While our plan was not jointly found to be deficient (i.e., non-credible or to not facilitate an orderly resolution under the U.S. bankruptcy code), the FDIC identified deficiencies and both the FDIC and Federal Reserve Board also identified certain shortcomings. In response to the feedback received, in September 2016, we submitted a status report on our actions to address these shortcomings and a separate public section that explains these actions, at a high level. Our 2017 resolution plan, which is due by July 1, 2017, is also required to address the shortcomings and take into account the additional guidance.

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

122	Goldman Sachs September 2016 Form 10-Q

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

Consolidated Regulatory Capital

We are subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations, subject to certain transitional provisions (Revised Capital Framework). These regulations are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, we are an “Advanced approach” banking organization.

We calculate our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of September 2016 and December 2015.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of September 2016 and December 2015, and for additional information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of September 2016, as well as the estimated minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	September 2016 Minimum Ratio	January 2019 Estimated Minimum Ratio
CET1 ratio	5.875%	9.5%

Tier 1 capital ratio	7.375%	11.0%

Total capital ratio	9.375%	13.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum ratios as of September 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent.

•

The estimated minimum ratios as of January 2019 reflect (i) the fully phased-in capital conservation buffer (2.5%), (ii) the fully phased-in G-SIB buffer (2.5%), and (iii) the counter-cyclical capital buffer of zero percent. The G-SIB buffer of 2.5% is estimated based on 2015 financial data, a reduction from the 3.0% buffer effective January 1, 2016. The G-SIB and counter-cyclical buffers in the future may differ from these estimates due to additional guidance from our regulators and/or positional changes. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the table above.

•

As of September 2016, in order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

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

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

Goldman Sachs September 2016 Form 10-Q	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	September 2016	December 2015
Common shareholders’ equity	$ 75,907	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,015)	(3,044)

Deductions for investments in nonconsolidated financial institutions	(1,153)	(2,274)

Other adjustments	(1,248)	(1,409)
Total Common Equity Tier 1	70,491	68,801
Preferred stock	11,203	11,200

Deduction for investments in covered funds	(587)	(413)

Other adjustments	(70)	(128)
Tier 1 capital	$ 81,037	$ 79,460
Standardized Tier 2 and Total capital
Tier 1 capital	$ 81,037	$ 79,460

Qualifying subordinated debt	14,808	15,132

Allowance for losses on loans and lending commitments	699	602

Other adjustments	(2)	(19)
Standardized Tier 2 capital	15,505	15,715
Standardized Total capital	$ 96,542	$ 95,175
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 81,037	$ 79,460

Standardized Tier 2 capital	15,505	15,715

Allowance for losses on loans and lending commitments	(699)	(602)
Basel III Advanced Tier 2 capital	14,806	15,113
Basel III Advanced Total capital	$ 95,843	$ 94,573
RWAs
Standardized	$524,116	$534,135

Basel III Advanced	591,102	587,319
CET1 ratio
Standardized	13.4%	12.9%

Basel III Advanced	11.9%	11.7%
Tier 1 capital ratio
Standardized	15.5%	14.9%

Basel III Advanced	13.7%	13.5%
Total capital ratio
Standardized	18.4%	17.8%

Basel III Advanced	16.2%	16.1%

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

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.67 billion and $3.66 billion as of September 2016 and December 2015, respectively, and identifiable intangible assets of $435 million and $491 million as of September 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.09 billion as of September 2016 and $1.10 billion as of December 2015.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2015 to September 2016 primarily reflects reductions in our fund investments.

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

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of September 2016 and December 2015.

124	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Supplementary Leverage Ratio

The Revised Capital Framework includes a supplementary leverage ratio requirement for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, which consists of total daily average assets for the quarter and certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments, less certain balance sheet deductions. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. bank holding companies deemed to be G-SIBs, effective on January 1, 2018.

As of September 2016 and December 2015, our supplementary leverage ratio was 6.3% and 5.9%, respectively, based on Tier 1 capital on a fully phased-in basis of $81.04 billion and $79.46 billion, respectively, divided by total leverage exposure of $1.29 trillion (consists of total daily average assets for the quarter of $888 billion and certain off-balance-sheet exposures of $404 billion, less certain balance sheet deductions of $5 billion) and $1.34 trillion (consists of total daily average assets for the quarter of $878 billion and certain off-balance-sheet exposures of $471 billion, less certain balance sheet deductions of $6 billion), respectively. Within total leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposures related to derivatives, secured financing transactions, commitments and guarantees.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter less certain deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures and commitments. As of September 2016, GS Bank USA’s supplementary leverage ratio was 7.5%, based on Tier 1 capital on a fully phased-in basis of $24.11 billion, divided by total leverage exposure of $323 billion (consists of total daily average assets for the quarter of $161 billion and certain off-balance-sheet exposures of $162 billion, less certain balance sheet deductions of $22 million). As of December 2015, GS Bank USA’s supplementary leverage ratio was 7.1%, based on Tier 1 capital on a fully phased-in basis of $23.02 billion, divided by total leverage exposure of $324 billion (total daily average assets for the quarter of $134 billion and certain off-balance-sheet exposures of $190 billion, less certain balance sheet deductions of $5 million). This supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

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

Goldman Sachs September 2016 Form 10-Q	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios.

	September 2016 Minimum Ratio	December 2015 Minimum Ratio
CET1 ratio	6.539%	6.1%

Tier 1 capital ratio	8.517%	8.2%

Total capital ratio	11.145%	10.9%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of September 2016, GSI had a CET1 ratio of 11.8%, a Tier 1 capital ratio of 11.8% and a Total capital ratio of 15.9%. Each of these ratios includes approximately 59 basis points attributable to profit for the nine months ended September 2016. These ratios will be finalized upon the completion of GSI’s September 2016 financial statements. As of December 2015, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.6%. The decrease in GSI’s capital ratios from December 2015 to September 2016 is primarily due to an increase in credit RWAs principally reflecting an increase in derivatives due to higher counterparty credit risk and increased exposures.

CRD IV, as amended by the European Commission Delegated Act (the Delegated Act), introduced a new leverage ratio, which compares CRD IV’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets less Tier 1 capital deductions plus certain off-balance-sheet exposures, including a measure of derivatives exposures, securities financing transactions and commitments. The Delegated Act does not currently include a minimum leverage ratio requirement; however, the Basel Committee has proposed a minimum requirement of 3%. Any required minimum ratio is expected to become effective for GSI on January 1, 2018. As of both September 2016 and December 2015, GSI had a leverage ratio of 3.6%. The ratio as of September 2016 includes approximately 18 basis points attributable to profit for the nine months ended September 2016. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss its interpretation and application with GSI’s regulators.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2016 and December 2015, Group Inc.’s equity investment in subsidiaries was $90.16 billion and $85.52 billion, respectively, compared with its total shareholders’ equity of $87.11 billion and $86.73 billion, respectively.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 to the condensed consolidated financial statements for information about our net investment hedges, which are used to hedge this risk.

Guarantees of Subsidiaries. Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, and Goldman Sachs Execution & Clearing, L.P. (GSEC), in each case subject to certain exceptions. In November 2008, Group Inc. contributed subsidiaries into GS Bank USA and agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities.

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

126	Goldman Sachs September 2016 Form 10-Q

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

Our current investment in funds at NAV is $6.86 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the condensed consolidated financial statements for further information about our investment in funds at NAV and the conformance period for covered funds.

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

The proposed rule would prohibit Group Inc., as a U.S. G-SIB, from (i) guaranteeing liabilities of subsidiaries that are subject to early termination provisions under certain conditions, (ii) incurring liabilities guaranteed by subsidiaries, (iii) issuing short-term debt, or (iv) entering into derivatives and certain other financial contracts with external counterparties. Additionally, the proposed rule would cap the amount of certain liabilities of a U.S. G-SIB that are not eligible long-term debt. Finally, the proposed rule would require U.S. G-SIBs and other banking entities to deduct certain holdings in unsecured debt of other U.S. G-SIBs from their Tier 2 capital.

Goldman Sachs September 2016 Form 10-Q	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Under the proposal, the TLAC requirements would phase in between 2019 and 2022. We are currently evaluating the impact of the proposed TLAC requirements. See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information about the Federal Reserve Board’s proposed TLAC rule.

In October 2016, the Basel Committee issued a final standard to implement capital deductions for banking organizations relating to TLAC holdings of other G-SIBs. This standard will inform how the deductions are implemented by national regulators. The impact of this standard on our regulatory capital requirements will depend on how it is implemented by the Federal Reserve Board.

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

In September 2016, the Federal Reserve Board issued a proposed rule which, if adopted, would impose new requirements on the physical commodity activities and certain merchant banking activities of financial holding companies. The proposed rule would, among other things, (i) require companies to hold additional capital in connection with covered physical commodity activities, including merchant banking investments in companies engaged in physical commodity activities, (ii) tighten the quantitative limits on permissible physical trading activity and (iii) establish new public reporting requirements on the nature and extent of firms’ physical commodity holdings and activities. The full impact of the rule will not be known until it is finalized.

In September 2016, the final margin rules issued by the U.S. federal bank regulatory agencies and the CFTC for uncleared swaps became effective. These rules will phase in through March 2017 for variation margin requirements and through September 2020 for initial margin requirements depending on the level of swaps, security-based swaps and/or exempt foreign exchange derivative transaction activity of the swap dealer and the relevant counterparty. The final rules of the U.S. federal bank regulatory agencies generally apply to inter-affiliate transactions, with limited relief available from initial margin requirements for affiliates. Under the CFTC final rules, inter-affiliate transactions are exempt from initial margin requirements with certain exceptions but variation margin requirements still apply. We are continuing to assess the impact of these rule changes; however, we expect that our margin requirements will increase as the rules phase in. Japanese regulators have implemented broadly similar rules and regulators in other major jurisdictions are expected to do so over the next several quarters.

See “Business — Regulation” in Part I, Item 1 of the 2015 Form 10-K for further information about regulations that may impact us in the future.

Other Developments

In June 2016, a referendum was passed for the United Kingdom to exit the European Union (Brexit). The exit of the United Kingdom from the European Union will likely change the arrangements by which U.K. firms are able to provide services in the European Union, which may adversely affect the manner in which we operate certain of our businesses in the European Union and could require us to restructure certain of our operations. The outcome of the negotiations between the United Kingdom and the European Union in connection with Brexit is highly uncertain. Such uncertainty has resulted in, and may continue to result in, market volatility and may negatively impact the confidence of investors and clients.

128	Goldman Sachs September 2016 Form 10-Q

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

The table below presents where information about our various off-balance-sheet arrangements may be found in the September 2016 Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for information about our consolidation policies.

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

Goldman Sachs September 2016 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our contractual obligations, commitments and guarantees by type.

	As of
$ in millions	September 2016	December 2015
Amounts related to on-balance-sheet obligations
Time deposits	$ 29,460	$ 25,748

Secured long-term financings	7,290	10,520

Unsecured long-term borrowings	190,586	175,422

Contractual interest payments	56,144	59,327

Subordinated liabilities of consolidated VIEs	584	501

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	116,092	117,158

Contingent and forward starting resale and securities borrowing agreements	40,563	28,874

Forward starting repurchase and secured lending agreements	12,762	5,878

Letters of credit	341	249

Investment commitments	5,705	6,054

Other commitments	5,461	6,944

Minimum rental payments	2,446	2,575

Derivative guarantees	741,799	926,443

Securities lending indemnifications	38,386	31,902

Other financial guarantees	3,245	4,461

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

	As of September 2016
$ in millions	Remainder of 2016	2017 - 2018	2019 - 2020	2021 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 8,179	$ 9,561	$ 11,720

Secured long-term financings	—	4,474	1,882	934

Unsecured long-term borrowings	—	30,187	42,521	117,878

Contractual interest payments	1,331	12,247	9,197	33,369

Subordinated liabilities of consolidated VIEs	—	—	—	584

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	4,065	22,551	51,845	37,631

Contingent and forward starting resale and securities borrowing agreements	40,505	58	—	—

Forward starting repurchase and secured lending agreements	12,762	—	—	—

Letters of credit	11	323	3	4

Investment commitments	2,307	2,232	42	1,124

Other commitments	5,020	331	60	50

Minimum rental payments	78	625	497	1,246

Derivative guarantees	148,983	374,101	143,847	74,868

Securities lending indemnifications	38,386	—	—	—

Other financial guarantees	193	1,336	1,247	469

In the table above:

•

The Remainder of 2016 and 2017 – 2018 columns include a total of $1.54 billion of investment commitments to covered funds (as defined by the Volcker Rule) subject to the Volcker Rule conformance period. We expect that substantially all of these commitments will not be called. See Note 6 to the condensed consolidated financial statements for information about the Volcker Rule conformance period.

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

•

As of September 2016, Unsecured long-term borrowings includes $10.00 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

As of September 2016, the aggregate contractual principal amount of Secured long-term financings and Unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $500 million and $740 million, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2016, and includes stated coupons, if any, on structured notes.

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings, and commitments and guarantees, respectively.

130	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of September 2016, our unsecured long-term borrowings were $190.59 billion, with maturities extending to 2061, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of September 2016, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $2.45 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2016, we incurred exit costs of approximately $63 million related to office space held in excess of our current requirements. Additional occupancy expenses for excess office space were not material for the three and nine months ended September 2016. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Goldman Sachs September 2016 Form 10-Q	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Overview and Structure of Risk

Management

Overview

We believe that effective risk management is of primary importance to the success of the firm. Accordingly, we have comprehensive risk management processes through which we monitor, evaluate and manage the risks we assume in conducting our activities. These include liquidity, market, credit, operational, model, legal, compliance, regulatory and reputational risk exposures. Our risk management framework is built around three core components: governance, processes and people.

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk, operational risk and model risk from our independent control and support functions, including the chief risk officer, and on compliance risk from the head of Compliance, on legal and regulatory matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at the most senior levels of the firm, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior management, and senior managers in our revenue-producing units and independent control and support functions, lead and participate in risk-oriented committees. Independent control and support functions include Compliance, the Conflicts Resolution Group (Conflicts), Controllers, Credit Risk Management and Advisory (Credit Risk Management), Human Capital Management, Legal, Liquidity Risk Management and Analysis (Liquidity Risk Management), Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operations, Operational Risk Management and Analysis (Operational Risk Management), Tax, Technology and Treasury.

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

132	Goldman Sachs September 2016 Form 10-Q

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

In addition, independent control and support functions, which report to the chief executive officer, the president and chief operating officer, the chief financial officer, the chief risk officer or the chief administrative officer, are responsible for day-to-day oversight or monitoring of risk, as illustrated in the chart below and as described in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

Goldman Sachs September 2016 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart above presents an overview of our risk management governance structure, highlighting the oversight of our Board, our key risk-related committees and the independence of our key control and support functions.

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

134	Goldman Sachs September 2016 Form 10-Q

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

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across divisions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of Compliance, and the chief strategy officer of the Securities Division and co-head of Fixed Income, Currency and Commodities Sales, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs September 2016 Form 10-Q	135

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management for our Investment Banking Division, Investment Management Division and Merchant Banking Division, and the head of the Europe, Middle East and Africa (EMEA) Financing Group. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

136	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	137

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2016, Group Inc. had $29.39 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $36.96 billion invested in GSI, a regulated U.K. broker-dealer; $2.97 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $26.26 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.70 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $103.69 billion of unsubordinated loans (including secured loans of $45.43 billion), and $18.04 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of September 2016. In addition, as of September 2016, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

138	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	139

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

We also perform stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc or product-specific basis in response to market developments.

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

140	Goldman Sachs September 2016 Form 10-Q

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both September 2016 and December 2015 was appropriate. As of September 2016 and December 2015, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $214.27 billion and $199.12 billion, respectively. The increase in our GCLA from December 2015 to September 2016 is primarily a result of the acquisition of GE Capital Bank’s online deposit platform in April 2016. See Note 14 to the condensed consolidated financial statements for further information about this acquisition. The fair value of our GCLA averaged $217.56 billion and $209.65 billion for the three months ended September 2016 and June 2016, respectively.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Three Months Ended
$ in millions	September 2016	June 2016
U.S. dollar-denominated	$161,572	$154,494

Non-U.S. dollar-denominated	55,986	55,158
Total	$217,558	$209,652

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

The table below presents the average fair value of our GCLA by asset class.

	Average for the Three Months Ended
$ in millions	September 2016	June 2016
Overnight cash deposits	$ 95,636	$ 95,926

U.S. government obligations	69,477	66,281

U.S. federal agency obligations, including highly liquid U.S. federal agency mortgage-backed obligations	17,480	12,829

German, French, Japanese and United Kingdom government obligations	34,965	34,616
Total	$217,558	$209,652

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

The table below presents the average GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the Three Months Ended
$ in millions	September 2016	June 2016
Group Inc.	$ 43,416	$ 44,620

Major broker-dealer subsidiaries	85,581	84,054

Major bank subsidiaries	88,561	80,978
Total	$217,558	$209,652

Goldman Sachs September 2016 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $144.54 billion and $143.17 billion for the three months ended September 2016 and June 2016, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

Liquidity Regulatory Framework

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring calls for a liquidity coverage ratio (LCR) designed to ensure that banking organizations maintain an adequate level of unencumbered high-quality liquid assets (HQLA) based on expected net cash outflows under an acute short-term liquidity stress scenario.

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies are generally consistent with the Basel Committee’s framework as described above, but include accelerated transition provisions and more stringent requirements related to both the range of assets that qualify as HQLA and cash outflow assumptions for certain types of funding and other liquidity risks. Our GCLA is substantially the same in composition as the assets that qualify as HQLA under these rules. Under the accelerated transition timeline, the LCR became effective in the United States on January 1, 2015, with a phase-in period whereby firms had an 80% minimum in 2015, which increases by 10% per year until 2017. In November 2015, the Federal Reserve Board proposed a rule that would require bank holding companies to disclose their LCR on a quarterly basis when such rule is finalized. These requirements include LCR averages over the quarter, detailed information on certain components of the LCR calculation and projected net cash outflows. The Federal Reserve Board has not yet released a final rule on LCR disclosures. For the three months ended September 2016, our average LCR exceeded the fully phased-in minimum requirement, based on our interpretation and understanding of the finalized framework, which may evolve as we review our interpretation and application with our regulators.

The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring also calls for a net stable funding ratio (NSFR) designed to promote more medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%, and will be effective on January 1, 2018. In addition, in the second quarter of 2016, the U.S. federal bank regulatory agencies issued a proposed rule that would implement an NSFR for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed NSFR requirement has an effective date of January 1, 2018, including quarterly disclosure of the ratio, as well as a description of the banking organization’s stable funding sources. Based on our interpretation of the current proposal, we estimate that as of September 2016, our NSFR was slightly lower than the requirement; however, we estimate that we will be compliant with the requirement by the effective date.

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

142	Goldman Sachs September 2016 Form 10-Q

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

As of September 2016
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

As of September 2016
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

	As of
$ in millions	September 2016	December 2015
Additional collateral or termination payments:
One-notch downgrade	$ 774	$1,061

Two-notch downgrade	2,076	2,689

Goldman Sachs September 2016 Form 10-Q	143

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

Nine Months Ended September 2016. Our cash and cash equivalents increased by $24.43 billion to $99.54 billion at the end of the third quarter of 2016. We generated $11.30 billion in net cash from investing activities, primarily from net cash acquired in business acquisitions. We generated $13.13 billion in net cash from financing activities and operating activities, primarily from increases in deposits and from net issuances of unsecured long-term borrowings, partially offset by common stock repurchased.

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

144	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	145

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

146	Goldman Sachs September 2016 Form 10-Q

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

The table below presents average daily VaR.

	Three Months Ended			Nine Months Ended September
	September	June	September
$ in millions	2016	2016	2015	2016	2015
Risk Categories
Interest rates	$ 42	$ 45	$ 46	$ 47	$ 48

Equity prices	23	27	26	25	26

Currency rates	18	17	28	21	30

Commodity prices	17	20	17	18	21

Diversification effect	(43)	(47)	(43)	(48)	(48)
Total	$ 57	$ 62	$ 74	$ 63	$ 77

Our average daily VaR decreased to $57 million for the third quarter of 2016 from $62 million for the second quarter of 2016, primarily reflecting a decrease in the equity prices category due to lower levels of volatility and decreases in the interest rates and commodity prices categories due to reduced exposures, partially offset by a decrease in the diversification benefit across risk categories.

Our average daily VaR decreased to $57 million for the third quarter of 2016 from $74 million for the third quarter of 2015, primarily reflecting a decrease in the currency rates category, due to reduced exposures, and a decrease in the interest rates category, primarily due to reduced exposures. Our average daily VaR decreased to $63 million for the nine months ended September 2016 from $77 million for the nine months ended September 2015, primarily reflecting a decrease in the currency rates category, principally due to reduced exposures.

The table below presents period-end VaR, and high and low VaR.

	As of			Three Months Ended September 2016
	September	June	September
$ in millions	2016	2016	2015	High	Low
Risk Categories
Interest rates	$ 38	$ 39	$ 51	$49	$37

Equity prices	23	22	23	34	20

Currency rates	16	27	28	31	10

Commodity prices	17	22	16	24	13

Diversification effect	(38)	(50)	(50)
Total	$ 56	$ 60	$ 68	$70	$48

Our daily VaR decreased to $56 million as of September 2016 from $60 million as of June 2016, primarily reflecting a decrease in the currency rates and commodity prices categories, principally due to reduced exposures, partially offset by a decrease in the diversification benefit across risk categories.

Our daily VaR decreased to $56 million as of September 2016 from $68 million as of September 2015, primarily reflecting a decrease in the interest rates and currency rates categories, principally due to reduced exposures, partially offset by a decrease in the diversification benefit across risk categories.

During the third quarter of 2016, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs September 2016 Form 10-Q	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended September 2016.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2016 (i.e., a VaR exception).

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

	As of
$ in millions	September 2016	June 2016	September 2015
Asset Categories
Equity	$2,108	$2,031	$2,090

Debt	1,672	1,677	1,433
Total	$3,780	$3,708	$3,523

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both September 2016 and June 2016. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $23 million (including hedges) as of both September 2016 and June 2016. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

148	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Interest Rate Sensitivity. “Loans receivable” as of September 2016 and June 2016 were $49.06 billion and $48.21 billion, respectively, substantially all of which had floating interest rates. As of September 2016 and June 2016, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $415 million and $398 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

In addition, as of September 2016 and June 2016, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

Goldman Sachs September 2016 Form 10-Q	149

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

150	Goldman Sachs September 2016 Form 10-Q

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

We perform stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc basis in response to market developments. Stress tests are regularly conducted jointly with our market and liquidity risk functions.

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

Credit Exposures

As of September 2016, our credit exposures increased as compared with December 2015, primarily reflecting an increase in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2015, reflecting an increase in investment-grade credit exposure related to cash deposits with central banks and a decrease in non-investment-grade loans and lending commitments. During the nine months ended September 2016, the number of counterparty defaults increased as compared with the same prior year period, and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were higher compared with the same prior year period and were not material to the firm. Our credit exposures are described further below.

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

Goldman Sachs September 2016 Form 10-Q	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement. Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements. We generally enter into OTC derivatives transactions under bilateral collateral arrangements that require the daily exchange of collateral. As credit risk is an essential component of fair value, we include a credit valuation adjustment (CVA) in the fair value of derivatives to reflect counterparty credit risk, as described in Note 7 to the condensed consolidated financial statements. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.

The table below presents the distribution of our exposure to OTC derivatives by tenor, both before and after the effect of collateral and netting agreements.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2016
Less than 1 year	$ 18,667	$ 3,826	$ 22,493

1 - 5 years	33,278	4,639	37,917

Greater than 5 years	106,190	6,857	113,047
Total	158,135	15,322	173,457

Netting	(112,768)	(7,820)	(120,588)
OTC derivative assets	$ 45,367	$ 7,502	$ 52,869
Net credit exposure	$ 26,824	$ 6,198	$ 33,022
As of December 2015
Less than 1 year	$ 23,950	$ 3,965	$ 27,915

1 - 5 years	35,249	6,749	41,998

Greater than 5 years	85,394	4,713	90,107
Total	144,593	15,427	160,020

Netting	(103,087)	(6,507)	(109,594)
OTC derivative assets	$ 41,506	$ 8,920	$ 50,426
Net credit exposure	$ 27,001	$ 7,368	$ 34,369

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2016
Less than 1 year	$ 168	$ 4,292	$ 7,448	$ 6,759	$ 18,667

1 - 5 years	802	6,313	14,440	11,723	33,278

Greater than 5 years	4,595	49,770	25,391	26,434	106,190
Total	5,565	60,375	47,279	44,916	158,135

Netting	(3,216)	(43,463)	(37,064)	(29,025)	(112,768)
OTC derivative assets	$ 2,349	$ 16,912	$ 10,215	$ 15,891	$ 45,367
Net credit exposure	$ 2,122	$ 9,090	$ 5,653	$ 9,959	$ 26,824
As of December 2015
Less than 1 year	$ 411	$ 6,059	$ 10,051	$ 7,429	$ 23,950

1 - 5 years	1,214	10,374	16,995	6,666	35,249

Greater than 5 years	3,205	40,879	20,507	20,803	85,394
Total	4,830	57,312	47,553	34,898	144,593

Netting	(2,202)	(40,872)	(36,847)	(23,166)	(103,087)
OTC derivative assets	$ 2,628	$ 16,440	$ 10,706	$ 11,732	$ 41,506
Net credit exposure	$ 2,427	$ 10,269	$ 6,652	$ 7,653	$ 27,001

			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of September 2016
Less than 1 year			$ 3,467	$ 359	$ 3,826

1 - 5 years			4,592	47	4,639

Greater than 5 years			6,651	206	6,857
Total			14,710	612	15,322

Netting			(7,809)	(11)	(7,820)
OTC derivative assets			$ 6,901	$ 601	$ 7,502
Net credit exposure			$ 5,705	$ 493	$ 6,198
As of December 2015
Less than 1 year			$ 3,657	$ 308	$ 3,965

1 - 5 years			6,505	244	6,749

Greater than 5 years			4,434	279	4,713
Total			14,596	831	15,427

Netting			(6,472)	(35)	(6,507)
OTC derivative assets			$ 8,124	$ 796	$ 8,920
Net credit exposure			$ 6,769	$ 599	$ 7,368

152	Goldman Sachs September 2016 Form 10-Q

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $30 billion and $27 billion as of September 2016 and December 2015, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both September 2016 and December 2015, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $33 billion as of both September 2016 and December 2015, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 41% and 44% in the Americas, approximately 45% and 45% in EMEA, and approximately 14% and 11% in Asia as of September 2016 and December 2015, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. We also purchase performing and distressed loans backed by residential real estate and consumer loans. The gross exposure related to such loans and lending commitments was approximately $28 billion as of both September 2016 and December 2015. The regional breakdown of our net credit exposure related to these activities was approximately 90% and 84% in the Americas, approximately 8% and 14% in EMEA, and approximately 2% and 2% in Asia as of September 2016 and December 2015, respectively. The fair value of the collateral received against such loans and lending commitments generally exceeded the gross exposure as of both September 2016 and December 2015.

Goldman Sachs September 2016 Form 10-Q	153

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

	Cash as of
$ in millions	September 2016	December 2015
Credit Exposure by Industry
Funds	$ 50	$ 176

Financial Institutions	14,065	12,799

Sovereign	85,420	62,130
Total	$99,535	$75,105
Credit Exposure by Region
Americas	$73,794	$54,846

EMEA	13,222	8,496

Asia	12,519	11,763
Total	$99,535	$75,105
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$75,189	$55,626

AA	6,802	4,286

A	16,189	14,243

BBB	1,182	855

BB or lower	173	95
Total	$99,535	$75,105

	OTC Derivatives as of
$ in millions	September 2016	December 2015
Credit Exposure by Industry
Funds	$12,858	$10,899

Financial Institutions	14,220	14,526

Consumer, Retail & Healthcare	1,336	1,553

Sovereign	7,600	7,566

Municipalities & Nonprofit	4,601	3,984

Natural Resources & Utilities	4,259	4,846

Real Estate	226	205

Technology, Media & Telecommunications	4,737	1,839

Diversified Industrials	3,032	5,008
Total	$52,869	$50,426
Credit Exposure by Region
Americas	$20,822	$17,724

EMEA	28,588	27,113

Asia	3,459	5,589
Total	$52,869	$50,426
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,349	$ 2,628

AA	16,912	16,440

A	10,215	10,706

BBB	15,891	11,732

BB or lower	6,901	8,124

Unrated	601	796
Total	$52,869	$50,426

	Loans and Lending Commitments as of
$ in millions	September 2016	December 2015
Credit Exposure by Industry
Funds	$ 3,091	$ 2,595

Financial Institutions	11,884	14,063

Consumer, Retail & Healthcare	39,871	31,944

Sovereign	871	419

Municipalities & Nonprofit	713	628

Natural Resources & Utilities	27,264	24,476

Real Estate	12,271	15,045

Technology, Media & Telecommunications	27,234	36,444

Diversified Industrials	21,563	20,047

Other	13,465	13,941
Total	$158,227	$159,602
Credit Exposure by Region
Americas	$106,575	$121,271

EMEA	47,367	33,061

Asia	4,285	5,270
Total	$158,227	$159,602
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,135	$ 4,148

AA	8,310	7,716

A	36,945	27,212

BBB	39,224	43,937

BB or lower	70,457	76,049

Unrated	156	540
Total	$158,227	$159,602

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

154	Goldman Sachs September 2016 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of September 2016, our total credit exposure to Russia was $424 million, which was substantially all with non-sovereign counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Russia as of September 2016 was $697 million, which was primarily with non-sovereign issuers or underliers and was primarily related to equities.

As of September 2016, our total credit exposure to China was $3.0 billion, substantially all of which was with non-sovereign counterparties or borrowers, and primarily related to loans and lending commitments and deposits with banks. In addition, our total market exposure to China as of September 2016 was $1.3 billion and was substantially all related to equities.

As of September 2016, our total credit exposure to Brazil was $6.3 billion. Substantially all of such exposure was with non-sovereign counterparties or borrowers, and substantially all related to secured receivables and initial margin placed with clearing organizations. In addition, our total market exposure to Brazil as of September 2016 was $1.8 billion and was primarily related to sovereign debt.

Our total credit and market exposure to each of Mozambique, Iraq, Venezuela and Nigeria as of September 2016 was not material.

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

Industry Exposures. Current levels of oil prices have led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of September 2016, our credit exposure to oil and gas companies related to loans and lending commitments was $10.0 billion ($1.8 billion of loans and $8.2 billion of lending commitments). Such exposure included $4.7 billion of exposure to non-investment-grade counterparties ($1.5 billion related to loans and $3.2 billion related to lending commitments). In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of September 2016, our credit exposure related to derivatives and receivables with oil and gas companies was $1.9 billion, primarily with investment-grade counterparties. As of September 2016, our market exposure related to oil and gas companies was $(824) million, which was primarily to investment-grade issuers or underliers.

Goldman Sachs September 2016 Form 10-Q	155

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

156	Goldman Sachs September 2016 Form 10-Q

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

Risk Monitoring

We evaluate changes in the operational risk profile of the firm and its businesses, including changes in business mix or jurisdictions in which we operate, by monitoring the factors noted above at a firmwide level. We have both preventive and detective internal controls, which are designed to reduce the frequency and severity of operational risk losses and the probability of operational risk events. We monitor the results of assessments and independent internal audits of these internal controls.

Model Review and Validation

The statistical models utilized by Operational Risk Management are subject to independent review and validation by Model Risk Management. See “Model Risk Management” for further information about the review and validation of these models.

Goldman Sachs September 2016 Form 10-Q	157

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

158	Goldman Sachs September 2016 Form 10-Q

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

Goldman Sachs September 2016 Form 10-Q	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the September 2016 Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debt and other stakeholders, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about the possible effects of the U.K. referendum vote to leave the European Union, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2015 Form 10-K.

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

We have provided in this filing information regarding the firm’s capital, liquidity and leverage ratios, including the CET1 ratios under the Advanced and Standardized approaches on a fully phased-in basis, as well as the LCR and the NSFR for the firm and the supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules and guidance, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the firm’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

160	Goldman Sachs September 2016 Form 10-Q

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of the September 2016 Form 10-Q. See Notes 18 and 27 to the condensed consolidated financial statements in Part I, Item 1 of the September 2016 Form 10-Q for information about certain judicial, regulatory and legal proceedings and investigations.

Goldman Sachs September 2016 Form 10-Q	161

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2016.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month #1 (July 1, 2016 to July 31, 2016)	2,213,108		$157.39	2,213,108	39,812,647

Month #2 (August 1, 2016 to August 31, 2016)	3,607,688	[1]	163.81	3,607,667	36,204,980

Month #3 (September 1, 2016 to September 30, 2016)	2,009,255		167.09	2,009,255	34,195,725
Total	7,830,051			7,830,030

1.	Includes 21 shares remitted to satisfy minimum statutory withholding taxes on the delivery of equity-based awards.

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

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2016 and September 30, 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and year ended December 31, 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.

162	Goldman Sachs September 2016 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz
	Name:	Harvey M. Schwartz
Title: Chief Financial Officer

By:	/s/	Sarah E. Smith
	Name:	Sarah E. Smith
Title: Principal Accounting Officer

Date: November 2, 2016

Goldman Sachs September 2016 Form 10-Q	163