Form 10-K
period 2016-12-31
GOLDMAN SACHS GROUP INC
filed 2017-02-27
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street	10282
New York, N.Y. (Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	New York Stock Exchange
Depository Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $59.3 billion.

As of February 10, 2017, there were 398,377,814 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Goldman Sachs 2016 Form 10-K

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2015 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2015. All references to 2016, 2015 and 2014 refer to our years ended, or the dates, as the context requires, December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2016, we had offices in over 30 countries and 47% of our total staff was based outside the Americas. Our clients are located worldwide and we are an active participant in financial markets around the world. In 2016, we generated 40% of our net revenues outside the Americas. For more information about our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management.

The chart below presents our four business segments.

The table below presents our segment operating results.

	Year Ended December			% of 2016 Net Revenues
$ in millions	2016	2015	2014
Investment Banking
Net revenues	$ 6,273	$ 7,027	$ 6,464	21%

Operating expenses	3,437	3,713	3,688
Pre-tax earnings	$ 2,836	$ 3,314	$ 2,776
Institutional Client Services
Net revenues	$14,467	$15,151	$15,197	47%

Operating expenses	9,713	13,938	10,880
Pre-tax earnings	$ 4,754	$ 1,213	$ 4,317
Investing & Lending
Net revenues	$ 4,080	$ 5,436	$ 6,825	13%

Operating expenses	2,386	2,402	2,819
Pre-tax earnings	$ 1,694	$ 3,034	$ 4,006
Investment Management
Net revenues	$ 5,788	$ 6,206	$ 6,042	19%

Operating expenses	4,654	4,841	4,647
Pre-tax earnings	$ 1,134	$ 1,365	$ 1,395
Total net revenues	$30,608	$33,820	$34,528

Total operating expenses	20,304	25,042	22,171
Total pre-tax earnings	$10,304	$ 8,778	$12,357

Goldman Sachs 2016 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In the table above:

•

Financial information related to our business segments for 2016, 2015 and 2014 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

•

Operating expenses includes provisions of $3.37 billion recorded in Institutional Client Services during 2015 for the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for further information.

•	All operating expenses have been allocated to our segments except for charitable contributions of $114 million for 2016, $148 million for 2015 and $137 million for 2014.

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

Underwriting. The other core activity of Investment Banking is helping companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients, who aim to grow the savings of millions of people, with the needs of our public and private sector clients, who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements, including local and cross-border transactions and acquisition financing, of a wide range of securities and other financial instruments, including loans. Underwriting also includes revenues from derivative transactions entered into with public and private sector clients in connection with our underwriting activities.

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

Institutional Client Services

Institutional Client Services serves our clients who come to us to buy and sell financial products, raise funding and manage risk. We do this by acting as a market maker and offering market expertise on a global basis. Institutional Client Services makes markets and facilitates client transactions in fixed income, equity, currency and commodity products. In addition, we make markets in and clear client transactions on major stock, options and futures exchanges worldwide.

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

2	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our clients are primarily institutions that are professional market participants, including investment entities whose ultimate customers include individual investors investing for their retirement, buying insurance or putting aside surplus cash in a deposit account.

Through our global sales force, we maintain relationships with our clients, receiving orders and distributing investment research, trading ideas, market information and analysis. Much of this connectivity between us and our clients is maintained on technology platforms and operates globally wherever and whenever markets are open for trading.

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2016, provided fundamental research on more than 3,000 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues in the following ways:

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

In connection with our market-making activities, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory to actively manage our risk exposures that arise from these market-making activities.

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

•

Interest Rate Products. Government bonds (including inflation-linked securities) across maturities, other government-backed securities, repurchase agreements, and interest rate swaps, options and other derivatives.

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

Goldman Sachs 2016 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Equities. Includes equities client execution, commissions and fees, and securities services.

Equities Client Execution. We make markets in equity securities and equity-related products, including exchange-traded funds, convertible securities, options, futures and over-the-counter (OTC) derivative instruments, on a global basis. As a principal, we facilitate client transactions by providing liquidity to our clients, including with large blocks of stocks or derivatives, requiring the commitment of our capital.

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

Investing & Lending

Our investing and lending activities, which are typically longer-term, include our investing and relationship lending activities across various asset classes, primarily debt securities and loans, public and private equity securities, infrastructure and real estate. These activities include investing directly in publicly and privately traded securities and in loans, and also through certain investment funds that we manage and through funds managed by external parties. We also provide financing to corporate clients and individuals, including bank loans, personal loans and mortgages.

Equity Securities. We make corporate, real estate, infrastructure and other equity-related investments.

Debt Securities and Loans. We make corporate, real estate, infrastructure and other debt investments. In addition, we provide credit to corporate clients through loan facilities and to individuals primarily through secured loans. We also make unsecured loans to individuals through our online platform.

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

4	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We supplement our investment advisory solutions for high-net-worth clients with wealth advisory services that include income and liability management, trust and estate planning, philanthropic giving and tax planning. We also use our global securities and derivatives market-making capabilities to address clients’ specific investment needs.

Management and Other Fees. The majority of revenues in management and other fees is comprised of asset-based fees on client assets. The fees that we charge vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Other fees we receive primarily include financial counseling fees generated through our wealth advisory services.

Assets under supervision include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Assets under supervision also include client assets invested with third-party managers, bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients. Long-term assets under supervision represent assets under supervision excluding liquidity products. Liquidity products represent money market and bank deposit assets.

Incentive Fees. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Such fees include overrides, which consist of the increased share of the income and gains derived primarily from our private equity and credit funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns. Incentive fees are recognized only when all material contingencies are resolved.

Transaction Revenues. We receive commissions and net spreads for facilitating transactional activity in high-net-worth client accounts. In addition, we earn net interest income primarily associated with client deposits and margin lending activity undertaken by such clients.

Other Activities

We accept deposits directly from individuals through our online platform. Our online deposits are used to finance, among other things, our lending activity and other inventory.

Business Continuity and Information Security

Business continuity and information security, including cyber security, are high priorities for Goldman Sachs. Their importance has been highlighted by numerous highly publicized events in recent years, including cyber attacks against financial institutions, large consumer-based companies and other organizations that resulted in the unauthorized disclosure of personal information of clients and customers and other sensitive or confidential information and the theft and destruction of corporate information, and extreme weather events, such as Hurricane Sandy.

Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities or systems and to comply with regulatory requirements, including those of FINRA. Because we are a bank holding company, our Business Continuity Program is also subject to review by the Federal Reserve Board. The key elements of the program are crisis planning and management, people recovery, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology designed to protect the information provided to us by our clients and that of the firm from cyber attacks and other misappropriation, corruption or loss. Safeguards are designed to maintain the confidentiality, integrity and availability of information.

Goldman Sachs 2016 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2016, we had 34,400 total staff.

Competition

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

Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors, and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To take advantage of some of our most significant opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the U.S. We also compete with smaller institutions that offer more targeted services, such as independent advisory firms. Some clients may perceive these firms to be less susceptible to potential conflicts of interest than we are, and, as described below, our ability to effectively compete with them could be affected by regulations and limitations on activities that apply to us but may not apply to them.

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking and client execution businesses and could result in pricing pressure in other of our businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than for non-electronic trading. It appears that this trend toward low-commission trading will continue. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that may rely more heavily on electronic trading and execution.

The provisions of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee) and other financial regulation could affect our competitive position to the extent that limitations on activities, increased fees and compliance costs or other regulatory requirements do not apply, or do not apply equally, to all of our competitors or are not implemented uniformly across different jurisdictions. For example, the provisions of the Dodd-Frank Act that prohibit proprietary trading and restrict investments in certain hedge and private equity funds differentiate between U.S.-based and non-U.S.-based banking organizations and give non-U.S.-based banking organizations greater flexibility to trade outside of the U.S. and to form and invest in funds outside the U.S.

6	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the Federal Reserve Board and other regulators inside and outside the U.S., including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the U.K. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Form 10-K for more information about the regulation of our compensation practices.

Regulation

As a participant in the global financial services industry, we are subject to extensive regulation worldwide. Our businesses have been subject to increasing regulation and supervision in the U.S. and other countries.

In particular, the Dodd-Frank Act, and the rules thereunder, significantly altered the financial regulatory regime within which we operate. The capital, liquidity and leverage ratios based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III), as implemented by the Federal Reserve Board, the PRA and FCA and other national regulators, have also had a significant impact on our businesses. The Basel Committee is the primary global standard setter for prudential bank regulation, and its member jurisdictions implement regulations based on its standards and guidelines.

The implications of such regulations for our businesses continue to depend to a large extent on their implementation by the relevant regulators globally, as well as the development of market practices and structures under the regime established by such regulations.

Other reforms have been adopted or are being considered by regulators and policy makers worldwide, as described further throughout this section. Recent political developments, including the new presidential administration in the U.S., have added additional uncertainty to the implementation, scope and timing of regulatory reforms, including potential deregulation in some areas. On February 3, 2017, the President of the U.S. issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles.

Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB), our principal E.U. operating subsidiaries, are incorporated and headquartered in the U.K. and, as such, are subject to E.U. legal and regulatory requirements, based on directly binding regulations of the E.U. and the implementation of E.U. directives by the U.K. Both currently benefit from non-discriminatory access to E.U. clients and infrastructure based on E.U. treaties and E.U. legislation, including cross-border “passporting” arrangements and specific arrangements for the establishment of E.U. branches. There is considerable uncertainty as to the regulatory regime that will be applicable in the U.K. following the U.K. referendum vote to leave the European Union (Brexit) and the regulatory framework that will govern transactions and business undertaken by our U.K. subsidiaries in the remaining E.U. countries.

Banking Supervision and Regulation

Group Inc. is a bank holding company under the U.S. Bank Holding Company Act of 1956 (BHC Act) and a financial holding company under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), and is subject to supervision and examination by the Federal Reserve Board.

Goldman Sachs 2016 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services (NYDFS) and the U.S. Consumer Financial Protection Bureau. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of bank loans; personal loans and mortgages; interest rate, credit, currency and other derivatives; leveraged finance; structured finance; deposit-taking; and agency lending. Our consumer-oriented activities are subject to extensive regulation and supervision by federal and state regulators with regard to consumer protection laws, including laws relating to fair lending and other practices in connection with marketing and providing consumer financial products.

GSI, our regulated U.K. broker-dealer subsidiary, which is designated as an investment firm, and GSIB, our regulated U.K. bank and principal non-U.S. bank subsidiary, are supervised and regulated by the PRA and the FCA. GSI provides broker-dealer services in and from the U.K., and GSIB acts as a primary dealer for European government bonds and is involved in market making in European government bonds, lending (including securities lending) and deposit-taking activities.

GSI, GSIB and other regulated entities in the E.U. are subject to directly binding regulations of the E.U. and national implementation of E.U. directives, where applicable.

Capital, Leverage and Liquidity Requirements. We are subject to consolidated regulatory capital and leverage requirements set forth by the Federal Reserve Board. GS Bank USA is subject to capital and leverage requirements that are calculated in substantially the same manner as those applicable to Group Inc., also set forth by the Federal Reserve Board. GSI is subject to capital requirements prescribed in the E.U. Capital Requirements Regulation (CRR) and the E.U. Fourth Capital Requirements Directive (CRD IV).

Under the Federal Reserve Board’s capital adequacy requirements, Group Inc. and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. Group Inc. and GS Bank USA are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies, and GSI is subject to similar requirements established by U.K. regulatory authorities.

Capital Ratios. We are subject to the Federal Reserve Board’s revised risk-based capital and leverage regulations, inclusive of certain transitional provisions (Revised Capital Framework). The Revised Capital Framework is largely based on Basel III and also implements certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank (G-SIB).

The Revised Capital Framework provides for three additional capital ratio requirements that phase in over time: (i) for capital conservation (capital conservation buffer), (ii) as a consequence of our designation as a G-SIB (G-SIB buffer) and (iii) for counter-cyclicality (counter-cyclical buffer). These additional capital ratio requirements must be satisfied entirely with capital that qualifies as Common Equity Tier 1 (CET1).

The capital conservation buffer began to phase in on January 1, 2016 and will continue to do so in increments of 0.625% per year until it reaches 2.5% of risk-weighted assets (RWAs) on January 1, 2019. The G-SIB buffer also began to phase in on January 1, 2016 and will continue to do so through January 1, 2019.

8	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The counter-cyclical buffer, of up to 2.5%, is designed to counteract systemic vulnerabilities and applies only to “Advanced approach” banking organizations. The counter-cyclical buffer is currently set at zero percent. Several other national supervisors have also started to require counter-cyclical buffers. The G-SIB and counter-cyclical buffers applicable to us could change in the future and, as a result, the minimum capital ratios we are subject to could increase.

GS Bank USA also computes its capital ratios in accordance with the Revised Capital Framework as an “Advanced approach” banking organization.

The Basel Committee has published final guidelines for calculating incremental capital ratio requirements for banking institutions that are systemically significant from a domestic but not global perspective (D-SIBs). If these guidelines are implemented by national regulators, they will apply to, among others, certain subsidiaries of G-SIBs. These guidelines are in addition to the framework for G-SIBs, but are more principles-based. CRD IV and the CRR provide that institutions that are systemically important at the E.U. or member state level, known as other systemically important institutions (O-SIIs), may be subject to additional capital ratio requirements of up to 2% of CET1, according to their degree of systemic importance (O-SII buffers). O-SIIs are identified annually, along with their applicable buffers. During 2016, the PRA identified Goldman Sachs Group UK Limited (GSG UK), the parent company of GSI and GSIB, as an O-SII. GSG UK’s O-SII buffer is currently set at zero percent.

The Basel Committee has issued a series of updates that propose other changes to capital regulations. In particular, in January 2016, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations. The Basel Committee has set an effective date for reporting under the revised framework for market risk capital of December 31, 2019. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. In November 2016, the European Commission proposed amendments to the CRR to implement these revisions for certain E.U. financial institutions, including GSI.

The Basel Committee has also:

•

Finalized a revised standard approach for calculating RWAs for counterparty credit risk on derivatives exposures (“Standardized Approach for measuring Counterparty Credit Risk exposures,” known as “SA-CCR”);

•	Published guidelines for measuring and controlling large exposures (“Supervisory Framework for measuring and controlling Large Exposures”); and

•

Issued consultation papers on, among other matters, a “Review of the Credit Valuation Adjustment Risk Framework,” revisions to the Basel Standardized and model-based approaches for credit risk and operational risk capital and the design of a capital floor framework based on the revised Standardized approach.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about our, GS Bank USA’s and GSI’s capital ratios and minimum required ratios.

As described under “Other Restrictions” below, in September 2016, the Federal Reserve Board issued a proposed rule that would, among other things, require financial holding companies to hold additional capital in connection with covered physical commodity activities.

Goldman Sachs 2016 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Leverage Ratios. Under the Revised Capital Framework, we and GS Bank USA are subject to Tier 1 leverage requirements established by the Federal Reserve Board. The Revised Capital Framework also introduced a supplementary leverage ratio for “Advanced approach” banking organizations effective January 1, 2018 which implements the Basel III leverage ratio framework.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions, including GSI, which would implement the Basel III leverage ratio framework.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about our and GS Bank USA’s Tier 1 leverage ratios and supplementary leverage ratios and GSI’s leverage ratio.

Liquidity Ratios. The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring requires banking organizations to measure their liquidity against two specific liquidity tests.

The liquidity coverage ratio (LCR) applicable to both Group Inc. and GS Bank USA is generally consistent with the Basel Committee’s framework and is designed to ensure that a banking organization maintains an adequate level of unencumbered high-quality liquid assets equal to or greater than the expected net cash outflows under an acute short-term liquidity stress scenario.

In December 2016, the Federal Reserve Board issued a final rule that requires bank holding companies to disclose, on a quarterly basis beginning with the second quarter of 2017, LCR averages over the quarter, quantitative and qualitative information on certain components of the LCR calculation and projected net cash outflows.

The LCR rule issued by the European Commission became effective in the U.K. on October 1, 2015, with a phase-in period whereby certain financial institutions, including GSI, must have a 90% and 100% minimum ratio commencing on January 1, 2017 and January 1, 2018, respectively.

The net stable funding ratio (NSFR) is designed to promote medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%, and will be effective on January 1, 2018. In May 2016, the U.S. federal bank regulatory agencies issued a proposed rule that would implement an NSFR for large U.S. banking organizations, including Group Inc. The proposal would require banking organizations to ensure they have stable funding over a one-year time horizon. The proposed NSFR requirement has an effective date of January 1, 2018, including a requirement for quarterly public disclosure of the ratio, as well as a description of the banking organization’s stable funding sources.

In November 2016, the European Commission proposed amendments to the CRR to implement the NSFR for certain E.U. financial institutions, including GSI.

The enhanced prudential standards implemented by the Federal Reserve Board under the Dodd-Frank Act require bank holding companies with $50 billion or more in total consolidated assets (covered BHCs) to comply with enhanced liquidity and overall risk management standards, including a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity requirement under these rules has some similarities to the LCR, it is a separate requirement.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of this Form 10-K for information about the LCR and NSFR, as well as our risk management practices and liquidity.

10	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Stress Tests. Covered BHCs, including Group Inc., are subject to Dodd-Frank Act annual supervisory stress tests conducted by the Federal Reserve Board and semi-annual company-run stress tests. The stress test rules require increased involvement by boards of directors in stress testing and public disclosure of the results of both the Federal Reserve Board’s annual stress tests and a bank holding company’s annual supervisory stress tests, and semi-annual internal stress tests.

We publish summaries of our annual and mid-cycle stress tests results on our website as described under “Available Information” below. Our annual Dodd-Frank Act stress test submission is incorporated into the annual capital plans that we submit to the Federal Reserve Board as part of the Comprehensive Capital Analysis and Review (CCAR). The purpose of CCAR is to ensure that large bank holding companies have robust, forward-looking capital planning processes that account for each institution’s unique risks and that permit continued operations during times of economic and financial stress. As part of CCAR, the Federal Reserve Board evaluates an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments, across a range of macroeconomic and firm-specific assumptions.

GS Bank USA is also required to conduct stress tests on an annual basis, to submit the results to the Federal Reserve Board, and to make a summary of those results public. The rules require that the board of directors of GS Bank USA, among other things, consider the results of the stress tests in the normal course of the bank’s business, including, but not limited to, its capital planning, assessment of capital adequacy and risk management practices. GSI also has its own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the PRA’s Internal Capital Adequacy Assessment Process.

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

The Federal Reserve Board’s capital plan rule includes a limitation on capital distributions to the extent that actual capital issuances are less than the amount indicated in the capital plan submission.

U.S. federal and state laws impose limitations on the payment of dividends by U.S. depository institutions, such as GS Bank USA. In general, the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus).

The applicable U.S. banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The BHC Act prohibits the Federal Reserve Board from requiring a payment by a holding company subsidiary to a depository institution if the functional regulator of that subsidiary objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Source of Strength. The Dodd-Frank Act requires bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. This support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. Capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, if a bank holding company commits to a U.S. federal banking agency that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee for the holding company and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

Goldman Sachs 2016 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Resolution and Recovery. Group Inc. is required by the Federal Reserve Board and the FDIC to provide a periodic plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that GS Bank USA is adequately protected from risks arising from our other entities. The regulators’ joint rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy and analyses of the company’s material entities, organizational structure, interconnections and interdependencies, and management information systems, among other elements. If the regulators jointly determine that an institution has failed to cure identified shortcomings in its resolution plan and that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the regulators may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations or may jointly order the institutions to divest assets or operations in order to facilitate orderly resolution in the event of failure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital — Resolution and Recovery Plans” in Part II, Item 7 of this Form 10-K for information about our resolution plan.

We are also required by the Federal Reserve Board to submit, and have submitted, on a periodic basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

The FDIC has issued a rule requiring each insured depository institution with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities.

The E.U. Bank Recovery and Resolution Directive (BRRD) establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSI. The BRRD provides national supervisory authorities with tools and powers to pre-emptively address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant “bail-in” powers to E.U. resolution authorities to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. (including GSI) must provide that new contracts enable such actions and also amend pre-existing contracts governed by non-E.U. law to enable such actions, if the financial institutions could incur liabilities under such pre-existing contracts.

The BRRD also subjects financial institutions to a minimum requirement for own funds and eligible liabilities (MREL) so that they can be resolved without causing financial instability and without recourse to public funds in the event of a failure. The Bank of England’s rules on MREL are described below under “Total Loss-Absorbing Capacity.”

In May 2016, the Federal Reserve Board released a proposal that would impose restrictions on qualified financial contracts (QFCs) of G-SIBs. This proposal is intended to facilitate the orderly resolution of a failed G-SIB by limiting the ability of the G-SIB to transact with QFC counterparties unless such counterparties waive rights to terminate such contracts immediately upon the entry of the G-SIB or one of its affiliates into resolution. The effective date is proposed to be approximately one year after the proposal is finalized.

12	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Total Loss-Absorbing Capacity. In December 2016, the Federal Reserve Board adopted a final rule establishing loss-absorbency and related requirements for U.S. G-SIBs such as Group Inc. The rule will be effective in January 2019 with no phase-in period. The rule addresses U.S. implementation of the Financial Stability Board’s (FSB) total loss-absorbing capacity (TLAC) principles and term sheet on minimum TLAC requirements for G-SIBs. The rule (i) establishes minimum TLAC requirements, (ii) establishes minimum “eligible long-term debt” (i.e., debt that is unsecured, has a maturity greater than one year from issuance and satisfies certain additional criteria) requirements, (iii) prohibits certain holding company transactions and (iv) caps the amount of G-SIB liabilities that are not eligible long-term debt.

The rule also prohibits a U.S. G-SIB from (i) guaranteeing liabilities of subsidiaries that are subject to early termination provisions if the parent company of a U.S. G-SIB enters into an insolvency or receivership proceeding, subject to an exception for guarantees permitted by rules of the U.S. federal banking agencies imposing restrictions on QFCs, which have not yet been adopted; (ii) incurring liabilities guaranteed by subsidiaries; (iii) issuing short-term debt; or (iv) entering into derivatives and certain other financial contracts with external counterparties.

Additionally, the rule caps, at 5% of the value of the U.S. G-SIB’s eligible TLAC, the amount of unsecured non-contingent third-party liabilities that are not eligible long-term debt that could rank equally with or junior to eligible long-term debt.

In October 2016, the Basel Committee issued a final standard to implement capital deductions for banking organizations relating to TLAC holdings of other G-SIBs. This standard will inform how the deductions are implemented by national regulators.

The FSB, an international body that sets standards and coordinates the work of national financial authorities and international standard-setting bodies, issued a final TLAC standard requiring certain material subsidiaries of a G-SIB organized outside of the G-SIB’s home country, such as GSI, to maintain amounts of TLAC to facilitate the transfer of losses from operating subsidiaries to the parent company. In December 2016, the FSB issued a consultative document that presents a set of guiding principles on the implementation of the TLAC requirements applicable to material subsidiaries. As an obligation of membership, the FSB’s members, including the U.S., commit to implement international financial standards, including those of the FSB.

The BRRD subjects institutions to MREL, which is generally consistent with the FSB’s TLAC standard. In November 2016, the Bank of England published its policy on setting MREL under which certain U.K. financial institutions will be required to maintain equity and liabilities sufficient to credibly bear losses in resolution. The Bank of England has not yet published its final policy on the calibration of MREL for entities that are parts of groups, such as GSI.

In November 2016, the European Commission proposed amendments to the CRR and BRRD that are designed to implement the FSB’s minimum TLAC requirement for G-SIBs commencing January 1, 2019. The proposal would require subsidiaries of a non-E.U. G-SIB that account for more than 5% of our RWAs, operating income or leverage exposure, such as GSI, to meet 90% of the requirement applicable to E.U. G-SIBs.

In November 2016, the European Commission also proposed an amendment to CRD IV that would require a non-E.U. G-SIB, such as Group Inc., to establish an E.U. intermediate holding company (E.U. IHC) if the firm has two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks, such as GSI and GSIB. This proposal is subject to adoption at the E.U. level and implementing rulemakings by E.U. member states. The European Commission also proposed amendments to the CRR that would require E.U. IHCs to satisfy MREL requirements and certain other prudential requirements.

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

Goldman Sachs 2016 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims, including deposits at non-U.S. branches and claims of debtholders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of GS Bank USA, the debtholders (other than depositors) would be treated differently from, and could receive, if anything, substantially less than, the depositors of GS Bank USA.

The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority (OLA)”) for bank holding companies and their affiliates that are systemically important and certain non-bank financial companies. Under OLA, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank subsidiaries if, upon the recommendation of applicable regulators, the U.S. Secretary of the Treasury determines, among other things, that the institution is in default or in danger of default, that the institution’s failure would have serious adverse effects on the U.S. financial system and that resolution under OLA would avoid or mitigate those effects.

If the FDIC is appointed as receiver under OLA, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under OLA, and not under the bankruptcy or insolvency law that would otherwise apply. The powers of the receiver under OLA were generally based on the powers of the FDIC as receiver for depository institutions under the Federal Deposit Insurance Act.

Substantial differences in the rights of creditors exist between OLA and the U.S. Bankruptcy Code, including the right of the FDIC under OLA to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. In addition, OLA limits the ability of creditors to enforce certain contractual cross-defaults against affiliates of the institution in receivership.

The OLA provisions of the Dodd-Frank Act became effective upon enactment. The FDIC has completed several rulemakings and taken other actions under OLA, including the issuance of a notice describing some elements of its “single point of entry” or “SPOE” strategy pursuant to the OLA provisions of the Dodd-Frank Act. Under this strategy, the FDIC would, among other things, resolve a failed financial holding company by transferring its assets to a “bridge” holding company.

We, along with a number of other major global banking organizations, adhere to the International Swaps and Derivatives Association Resolution Stay Protocol (the ISDA Protocol) that was developed and updated in coordination with the FSB. The ISDA Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivatives contracts and securities financing transactions between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under OLA in the U.S. The ISDA Protocol is expected to be adopted more broadly in the future, following the adoption of regulations by banking regulators (including the Federal Reserve Board’s proposal on QFCs described above), and expanded to include instances where a U.S. financial holding company becomes subject to proceedings under the U.S. Bankruptcy Code.

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

In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the Deposit Insurance Fund to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of larger depository institutions, that began in the third quarter of 2016 and continues through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. Under the rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on larger depository institutions, including GS Bank USA.

14	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator, as described under “Insolvency of an Insured Depository Institution or a Bank Holding Company” above.

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

Volcker Rule. The provisions of the Dodd-Frank Act referred to as the “Volcker Rule” became effective in July 2015. The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging, requires an extensive compliance program and includes additional reporting and record-keeping requirements. The reporting requirements include calculating daily quantitative metrics on covered trading activities (as defined in the rule) and providing these metrics to regulators on a monthly basis.

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

In July 2016, the Federal Reserve Board extended the conformance period through July 2017 for investments in, and relationships with, covered funds that were in place prior to December 31, 2013. In December 2016, the Federal Reserve Board released guidance regarding the extended conformance period available for legacy “illiquid funds” (as defined in the Volcker Rule) and the process for banking entities to request an extension of the conformance period for those funds of up to an additional five years beyond the expiration of the general conformance period in July 2017. See “Risk Factors” in Part I, Item 1A of this Form 10-K and Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about our investments in covered funds.

Goldman Sachs 2016 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Other Restrictions. Financial holding companies generally can engage in a broader range of financial and related activities than are otherwise permissible for bank holding companies as long as they continue to meet the eligibility requirements for financial holding companies. The broader range of permissible activities for financial holding companies includes underwriting, dealing and making markets in securities and making investments in non-financial companies (merchant banking activities). In addition, certain financial holding companies are permitted under the GLB Act to engage in certain commodities activities in the U.S. that may otherwise be impermissible for bank holding companies, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.

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

In addition, we are required to obtain prior Federal Reserve Board approval before engaging in certain banking and other financial activities both within and outside the U.S.

In September 2016, the Federal Reserve Board issued a proposed rule which, if adopted, would impose new requirements on the physical commodity activities and certain merchant banking activities of financial holding companies. The proposed rule would, among other things, (i) require companies to hold additional capital in connection with covered physical commodity activities, including merchant banking investments in companies engaged in physical commodity activities; (ii) tighten the quantitative limits on permissible physical trading activity; and (iii) establish new public reporting requirements on the nature and extent of firms’ physical commodity holdings and activities. In addition, in a September 2016 report, the Federal Reserve Board recommended that Congress repeal (i) the authority of financial holding companies to engage in merchant banking activities; and (ii) the authority described above for certain financial holding companies to engage in certain otherwise permissible commodities activities.

In March 2016, the Federal Reserve Board issued a revised proposal regarding single counterparty credit limits, which would impose more stringent requirements for credit exposures among major financial institutions. Such limits (together with other provisions incorporated into the Basel III capital rules) may affect our ability to transact or hedge with other financial institutions. In addition, the Federal Reserve Board has proposed early remediation requirements, which are modeled on the prompt corrective action regime, described under “Prompt Corrective Action” above, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

In addition, New York State banking law imposes lending limits (which take into account credit exposure from derivative transactions) and other requirements that could impact the manner and scope of GS Bank USA’s activities.

The U.S. federal bank regulatory agencies have issued guidance that focuses on transaction structures and risk management frameworks and that outlines high-level principles for safe-and-sound leveraged lending, including underwriting standards, valuation and stress testing. This guidance has, among other things, limited the percentage amount of debt that can be included in certain transactions.

16	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Broker-Dealer and Securities Regulation

Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, record-keeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. GS&Co. is registered as a broker-dealer, a municipal advisor and an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. U.S. self-regulatory organizations, such as FINRA and the NYSE, adopt rules that apply to, and examine, broker-dealers such as GS&Co.

In addition, U.S. state securities and other U.S. regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as described further below, as well as under “Other Regulation.” For a description of net capital requirements applicable to GS&Co., see Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

In Europe, we provide broker-dealer services that are subject to oversight by national regulators. These services are regulated in accordance with national laws, many of which implement E.U. directives, and, increasingly, by directly applicable E.U. regulations. These national and E.U. laws require, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules.

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

The Dodd-Frank Act will result in additional regulation by the SEC, the CFTC and other regulators of our broker-dealer and regulated subsidiaries in a number of respects. The law calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers.

In addition, in April 2016, the U.S. Department of Labor issued final rules expanding the circumstances in which a person would be treated as a fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) by reason of providing investment advice to retirement plans and individual retirement accounts, as well as final exemptions. These rules and exemptions are scheduled to become effective on April 10, 2017. On February 3, 2017, the President of the U.S. directed the Secretary of Labor to prepare an updated analysis of the likely impact of the rules and to consider whether to propose to rescind or revise the rules.

Goldman Sachs 2016 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our U.S. broker-dealer and other U.S. subsidiaries are also subject to rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. Securitizations would also be affected by rules proposed by the SEC to implement the Dodd-Frank Act’s prohibition against securitization participants engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.

Swaps, Derivatives and Commodities Regulation

The commodity futures, commodity options and swaps industry in the U.S. is subject to regulation under the U.S. Commodity Exchange Act (CEA). The CFTC is the U.S. federal agency charged with the administration of the CEA. In addition, the SEC is the U.S. federal agency charged with the regulation of security-based swaps. GS&Co. is registered with the CFTC as a futures commission merchant, and several of our subsidiaries, including GS&Co., are registered with the CFTC and act as commodity pool operators, commodity trading advisors and/or swap dealers, and are subject to CFTC regulations. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade and the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern the commodity futures, commodity options and swaps activities of these entities. In addition, Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives activities.

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

18	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In general, the CFTC is responsible for issuing rules relating to swaps, swap dealers and major swap participants, and the SEC is responsible for issuing rules relating to security-based swaps, security-based swap dealers and major security-based swap participants. The U.S. federal bank regulatory agencies (acting jointly) are responsible for issuing margin rules for uncleared swaps and security-based swaps for swap dealers, security-based swap dealers, major swap participants and major security-based swap participants subject to their oversight. In September 2016, the final margin rules issued by the U.S. federal bank regulatory agencies and the CFTC for uncleared swaps became effective. These rules will phase in through March 2017 for variation margin requirements and through September 2020 for initial margin requirements depending on the level of swaps, security-based swaps and/or exempt foreign exchange derivative transaction activity of the swap dealer and the relevant counterparty. The final rules of the U.S. federal bank regulatory agencies generally apply to inter-affiliate transactions, with limited relief available from initial margin requirements for affiliates. Under the CFTC final rules, inter-affiliate transactions are exempt from initial margin requirements with certain exceptions but variation margin requirements still apply.

In December 2016, the CFTC proposed revised capital regulations for swap dealers and major swap participants that are not subject to the capital rules of a prudential regulator, such as the Federal Reserve Board, as well as a liquidity requirement for those swap dealers. However, many other requirements, including registration of swap dealers, mandatory clearing and execution of certain swaps, business conduct standards and real-time public trade reporting, have taken effect already under CFTC rules, and the SEC and the CFTC have finalized the definitions of a number of key terms. Finally, the CFTC has begun to decide which swaps must be cleared through central counterparties and executed on swap execution facilities or exchanges. In particular, certain interest rate swaps and credit default swaps are now subject to these clearing and trade-execution requirements. The CFTC is expected to continue to make such determinations during 2017.

The SEC has adopted rules relating to trade reporting and real-time reporting requirements for security-based swap dealers and major security-based swap participants. The SEC has also adopted final rules relating to the registration of, and application of business conduct standards to, security-based swap dealers and major security-based swap participants, but compliance with such rules is not currently required. The SEC has proposed, but not yet finalized, rules to impose margin, capital and segregation requirements for security-based swap dealers and major security-based swap participants. The SEC has also proposed rules that would govern the design of new trading venues for security-based swaps and establish the process for determining which products must be traded on these venues.

We have registered certain subsidiaries as “swap dealers” under the CFTC rules, including GS&Co., GS Bank USA, GSI and J. Aron & Company. We also expect to register certain subsidiaries as security-based swap dealers.

Similar regulations have been proposed or adopted in jurisdictions outside the U.S., including the adoption of standardized execution and clearing, margining and reporting requirements for OTC derivatives. For instance, the E.U. has established regulatory requirements for OTC derivatives activities under the European Market Infrastructure Regulation, including requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives.

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

Goldman Sachs 2016 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The SEC issued rules and guidance on cross-border security-based swap activities and the CFTC issued rules that determine the circumstances under which registered swap dealers are subject to the CFTC’s rules regarding margin in connection with uncleared swaps in cross-border transactions. In particular, certain non-U.S. swap dealers are generally required to comply with the CFTC’s rules but, with respect to the requirement to post margin, these non-U.S. swap dealers are permitted to comply with comparable margin requirements in a foreign jurisdiction, subject to the CFTC’s approval of the particular jurisdiction. Substituted compliance is also available with respect to the collection of margin in certain circumstances. The CFTC’s rules are only applicable to those swap dealers that are not subject to the margin requirements of a prudential regulator.

In October 2016, the CFTC proposed rules addressing the extent to which swap dealers and major swap participants would be required to comply with the CFTC’s business conduct standards in cross-border transactions. The proposal also would determine the circumstances under which U.S. and non-U.S. persons would be required to include their cross-border swap dealing transactions or swap positions in their calculations of the level of activity subject to CFTC jurisdiction for purposes of determining whether they are required to register as either a swap dealer or major swap participant.

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

Certain of our subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. The SEC has adopted amendments to the rules that govern SEC-registered money market mutual funds. The amended rules require institutional prime money market funds to value their portfolio securities using market-based factors and to sell and redeem their shares based on a floating net asset value. In addition, the rules allow, in certain circumstances, for the board of directors of money market mutual funds to impose liquidity fees and redemption gates and also require additional disclosure, reporting and stress testing.

In October 2016, the SEC also adopted rules relating to liquidity risk management that, among others, require registered open-end funds to adopt and implement liquidity risk management programs, establish a minimum percentage of their net assets that will be invested in highly liquid investments and adopt policies and procedures to address shortfalls in meeting that minimum (applicable only to funds that do not primarily hold assets that are highly liquid), and classify and review the liquidity of their portfolio assets. The rules also permit funds to employ “swing pricing,” under which the net asset value of a fund’s shares may be adjusted in order to pass the cost of trading in such shares to purchasing or redeeming shareholders. In addition, the rules require funds to make disclosures relating to their liquidity risk management program and swing pricing policies.

20	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In December 2015, the SEC also proposed a rule regulating the use of derivatives by registered funds. Under the proposed rule, a registered fund would be required to, among other things, comply with one of two alternative portfolio limitations designed to impose a limit on the total amount of leverage the fund can obtain through derivatives transactions; maintain a minimum amount of “qualifying coverage assets” (generally limited to cash and cash equivalents) to support payment obligations for each derivative transaction; establish a derivatives risk management program if derivative use meets specified thresholds; and comply with new record-keeping, disclosure and reporting requirements related to its use of derivatives.

Certain of our European subsidiaries are subject to the Alternative Investment Fund Managers Directive and related regulations, which govern the approval, organizational, marketing and reporting requirements of E.U.-based alternative investment managers and the ability of alternative investment fund managers located outside the E.U. to access the E.U. market.

The E.U. legislative institutions have reached provisional agreement on an E.U. regulation relating to money market funds, including provisions prescribing minimum levels of daily and weekly liquidity, clear labeling of money market funds and internal credit risk assessments. This E.U. regulation is currently expected to be published in the second quarter of 2017 and is expected to apply from early 2018 (subject to transitional provisions).

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

The FSB has released standards for local regulators to implement certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. In the E.U., the CRR and CRD IV include compensation provisions designed to implement the FSB’s compensation standards. These rules have been implemented by E.U. member states and, among other things, limit the ratio of variable to fixed compensation of certain employees, including those identified as having a material impact on the risk profile of E.U.-regulated entities, including GSI.

The E.U. has also introduced rules regulating compensation for certain persons providing services to certain investment funds. These requirements are in addition to the guidance issued by U.S. financial regulators described above and the Dodd-Frank Act provision described below.

During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Group Inc. and some of its depository institution, broker-dealer and investment adviser subsidiaries).

Goldman Sachs 2016 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.

For larger financial institutions, the proposed revised rules would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed rules), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods; and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback.

In October 2016, the NYDFS issued guidance emphasizing that its regulated banking institutions, including GS Bank USA, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.

Anti-Money Laundering and Anti-Bribery Rules and Regulations

The U.S. Bank Secrecy Act (BSA), as amended by the USA PATRIOT Act of 2001 (PATRIOT Act), contains anti-money laundering and financial transparency laws and mandated the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA and the PATRIOT Act seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to monitor direct and indirect payments to government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.

Privacy and Cyber Security Regulation

Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the E.U. or other non-U.S. jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the GLB Act, the E.U. Data Protection Directive, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law.

In February 2017, the NYDFS adopted regulations that will, beginning March 1, 2017, require financial institutions regulated by the NYDFS, including GS Bank USA, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer. In addition, in October 2016, the U.S. federal bank regulatory agencies issued an advance notice of proposed rulemaking on potential enhanced cyber risk management standards for large financial institutions.

22	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Other Regulation

U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity or its directors, officers or employees. In addition, a number of our other activities require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the jurisdictions in which we conduct these activities.

The E.U. is finalizing implementing measures under the Markets in Financial Instruments Regulation and under a revision of the Markets in Financial Instruments Directive (collectively, MiFID II). MiFID II will become effective on January 3, 2018. Although the implementing rules and technical standards were largely finalized by the European Commission and the European Securities and Markets Authority (ESMA) in the second half of 2016, significant legal uncertainty still remains in terms of commodities position limits and several market structure rules. In addition, legal uncertainty will remain until member states finalize their rules transposing MiFID II into their law, which they are required to do by July 2017.

MiFID II includes extensive market structure reforms, such as the establishment of new trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform and enhanced pre- and post-trade transparency covering a wider range of financial instruments. In equities, MiFID II introduces volume caps on non-transparent liquidity trading for trading venues, limits the use of broker-dealer crossing networks and creates a new regime for systematic internalizers, which execute client transactions outside a trading venue.

Additional controls will be introduced for algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms will be required to calculate their positions and adhere to specific limits. Other reforms introduce enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, changes to the way investment managers can pay for the receipt of investment research and mandatory unbundling for broker-dealers between execution and other major services.

The E.U. and national financial legislators and regulators in the E.U. have proposed or adopted numerous further market reforms that may impact our businesses, including heightened corporate governance standards for financial institutions, rules on key information documents for packaged retail and insurance-based investment products and rules on indices that are used as benchmarks for financial instruments or funds. In addition, the European Commission, ESMA and the European Banking Authority have announced or are formulating regulatory standards and other measures which will impact our European operations. Certain of our European subsidiaries are also regulated by the securities, derivatives and commodities exchanges of which they are members.

The European Commission has published a proposal for a common system of financial transactions tax which would be implemented in certain E.U. member states willing to engage in enhanced cooperation in this area. The proposed financial transactions tax is broad in scope and would apply to transactions in a wide variety of financial instruments and derivatives. The European Commission has also published a draft proposal for structural reform of E.U. banks, which would prohibit certain banks from proprietary trading and would require separating certain trading activities from deposit-taking entities.

As described above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based upon its underlying risk.

Available Information

Our internet address is www.gs.com and the investor relations section of our website is located at www.gs.com/shareholders. We make available free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Goldman Sachs 2016 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Risk Committee, Compensation Committee, Corporate Governance and Nominating Committee, and Public Responsibilities Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. In addition, our website includes information concerning:

•	Purchases and sales of our equity securities by our executive officers and directors;

•

Disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means from time to time;

•	Dodd-Frank Act stress test results;

•	The public portion of our resolution plan submission; and

•	Our risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Revised Capital Framework, which are based on the third pillar of Basel III.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

From time to time, we use our website, our Twitter account (twitter.com/GoldmanSachs) and other social media channels as additional means of disclosing public information to investors, the media and others interested in Goldman Sachs. It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and our social media channels is not incorporated by reference into this Form 10-K.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements in Part II, Item 8 of this Form 10-K, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of this Form 10-K.

24	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We have provided in this filing information regarding the firm’s capital, liquidity and leverage ratios, including the CET1 ratios under the Advanced and Standardized approaches on a fully phased-in basis, as well as the LCR and the NSFR for the firm and the supplementary leverage ratios for the firm and GS Bank USA. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules, guidance and proposals, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating the firm’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

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

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, regulatory and market conditions which result in transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, clear regulations and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; uncertainty in U.S. federal fiscal or monetary policy, the U.S. federal debt ceiling and the continued funding of the U.S. government; the extent of and uncertainty about the timing and nature of regulatory reforms; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; outbreaks of hostilities or other geopolitical instability or uncertainty, such as Brexit; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters or pandemics; or a combination of these or other factors.

Goldman Sachs 2016 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial services industry and the securities markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. In addition, concerns about European sovereign debt risk and its impact on the European banking system, about the impact of Brexit, and about changes in interest rates and other market conditions or actual changes in interest rates and other market conditions, including market conditions in China, have resulted, at times, in significant volatility while negatively impacting the levels of client activity.

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

Our revenues and profitability and those of our competitors have been and will continue to be impacted by requirements relating to capital, additional loss-absorbing capacity, leverage, minimum liquidity and long-term funding levels, requirements related to resolution and recovery planning, derivatives clearing and margin rules and levels of regulatory oversight, as well as limitations on which and, if permitted, how certain business activities may be carried out by financial institutions. Although interest rates are at or near historically low levels, financial institution returns have also been negatively impacted by increased funding costs due in part to the withdrawal of perceived government support of such institutions in the event of future financial crises. In addition, liquidity in the financial markets has also been negatively impacted as market participants and market practices and structures adjust to new regulations.

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

As a participant in the financial services industry and a systemically important financial institution, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions. Among other things, as a result of regulators or private parties challenging our compliance with existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities, including higher capital requirements, or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our businesses or with respect to our employees. Such limitations or conditions may limit our business activities and negatively impact our profitability.

Separate and apart from the impact on the scope and profitability of our business activities, day-to-day compliance with existing laws and regulations, in particular those laws and regulations adopted since 2008, has involved and will, except to the extent that some of such regulations are eventually modified or otherwise repealed, continue to involve significant amounts of time, including that of our senior leaders and that of an increasing number of dedicated compliance and other reporting and operational personnel, all of which may negatively impact our profitability.

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

26	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, the LCR, the NSFR, requirements relating to long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may adversely affect our profitability and competitive position, particularly if these requirements do not apply equally to our competitors or are not implemented uniformly across jurisdictions.

As described under “Business — Regulation — Capital and Liquidity Requirements — Payment of Dividends and Stock Repurchases” in Part I, Item 1 of this Form 10-K, Group Inc.’s proposed capital actions and capital plan are reviewed by the Federal Reserve Board as part of the CCAR process. If the Federal Reserve Board objects to our proposed capital actions in our capital plan, Group Inc. could be prohibited from taking some or all of the proposed capital actions, including increasing or paying dividends on common or preferred stock or repurchasing common stock or other capital securities. Our inability to carry out our proposed capital actions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity.

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

For information about the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of this Form 10-K.

Goldman Sachs 2016 Form 10-K	27

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

We post collateral to support our obligations and receive collateral to support the obligations of our clients and counterparties in connection with our client execution businesses. When the value of the assets posted as collateral or the credit ratings of the party posting collateral decline, the party posting the collateral may need to provide additional collateral or, if possible, reduce its trading position. An example of such a situation is a “margin call” in connection with a brokerage account. Therefore, declines in the value of asset classes used as collateral mean that either the cost of funding positions is increased or the size of positions is decreased.

If we are the party providing collateral, this can increase our costs and reduce our profitability and if we are the party receiving collateral, this can also reduce our profitability by reducing the level of business done with our clients and counterparties. In addition, volatile or less liquid markets increase the difficulty of valuing assets which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, we have been, and may in the future be, subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner or caused a client or counterparty to go out of business.

28	Goldman Sachs 2016 Form 10-K

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

Our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions, particularly large transactions, and adversely affect our financial advisory and underwriting businesses.

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

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility may reduce these opportunities and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making inventory in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases our capital requirements.

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

Goldman Sachs 2016 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our investment management business may be affected by the poor investment performance of our investment products or a client preference for products other than those which we offer.

Poor investment returns in our investment management business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under supervision or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our risk management process seeks to balance our ability to profit from market-making, investing or lending positions, and underwriting activities, with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as those that occurred during 2008 and early 2009, and to some extent since 2011, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets.

In addition, the use of models in connection with risk management and numerous other critical activities presents risks that such models may be ineffective, either because of poor design or ineffective testing, improper or flawed inputs, as well as unpermitted access to such models resulting in unapproved or malicious changes to the model or its inputs.

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

30	Goldman Sachs 2016 Form 10-K

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

Further, our ability to sell assets may be impaired if there is not generally a liquid market for such assets, as well as in circumstances where other market participants are seeking to sell similar otherwise generally liquid assets at the same time, as is likely to occur in a liquidity or other market crisis or in response to changes to rules or regulations. For example, under the Volcker Rule, we are currently required to sell our interests in “illiquid funds” by July 2017. If our request for an extension is not granted, we will be required to sell such interests by July 2017 and we will likely receive significantly less than our carrying value for those assets. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our liquidity.

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

As of December 2016, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $677 million and $2.22 billion, respectively. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.

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

Goldman Sachs 2016 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Recently, numerous regulations have been adopted or proposed, and additional regulations are under consideration, to introduce more stringent liquidity requirements for large financial institutions. These regulations and others being considered address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes and prohibitions on parent guarantees that are subject to cross-defaults. These may overlap with, and be impacted by, other regulatory changes, including new rules relating to minimum long-term debt requirements and TLAC, guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain until implementation of post-financial crisis regulatory reform is complete.

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

Many rules and regulations worldwide govern our obligations to report transactions and other information to regulators, exchanges and investors. Compliance with these legal and reporting requirements can be challenging, and the firm and other financial institutions have been subject to regulatory fines and penalties for failing to report timely, accurate and complete information. As reporting requirements expand, compliance with these rules and regulations has become more challenging.

As our client base and our geographical reach expand and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure becomes more challenging, and the risk of systems or human error in connection with such transactions increases, as well as the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering such errors quickly enough to limit the resulting consequences.

32	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes that are not always caught immediately by our technological processes or by our other procedures which are intended to prevent and detect such errors. These can include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment. We strive to eliminate such human errors through training, supervision, technology and by redundant processes and controls. Human errors, even if promptly discovered and remediated, can result in material losses and liabilities for the firm.

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

Goldman Sachs 2016 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies, consumer-based companies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information.

We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. We may face an increasing number of attempted cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail clients. In addition, due to our interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event.

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

Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.

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

34	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

There has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are located or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or maintain internal total loss-absorbing capacity at such entities in order to protect clients and creditors of such entities in the event of financial difficulties involving such entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, thereby increasing the overall level of capital and liquidity required by us on a consolidated basis.

Furthermore, Group Inc. has guaranteed the payment obligations of certain of its subsidiaries, including GS&Co. and GS Bank USA, subject to certain exceptions. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations.

Goldman Sachs 2016 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The requirements for Group Inc. and GS Bank USA to develop and submit recovery and resolution plans to regulators, and the incorporation of feedback received from regulators, may require us to increase capital or liquidity levels or issue additional long-term debt at Group Inc. or particular subsidiaries or otherwise incur additional or duplicative operational or other costs at multiple entities, and may reduce our ability to provide Group Inc. guarantees of the obligations of our subsidiaries or raise debt at Group Inc. Resolution planning may also impair our ability to structure our intercompany and external activities in a manner that we may otherwise deem most operationally efficient. Furthermore, arrangements to facilitate our resolution planning may cause us to be subject to additional taxes. Any such limitations or requirements would be in addition to the legal and regulatory restrictions described above on our ability to engage in capital actions or make intercompany dividends or payments.

See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about regulatory restrictions.

The application of regulatory strategies and requirements in the U.S. and non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.

As described under “Business — Regulation — Banking Supervision and Regulation — Insolvency of an Insured Depository Institution or a Bank Holding Company,” if the FDIC is appointed as receiver under OLA, the rights of Group Inc.’s creditors would be determined under OLA, and substantial differences exist in the rights of creditors between OLA and the U.S. Bankruptcy Code, including the right of the FDIC under OLA to disregard the strict priority of creditor claims in some circumstances, which could have a material adverse effect on debtholders.

The FDIC has announced that a single point of entry strategy may be a desirable strategy under OLA to resolve a large financial institution such as Group Inc. in a manner that would, among other things, impose losses on shareholders, debtholders and other creditors of the top-tier holding company (in our case, Group Inc.), while the holding company’s subsidiaries may continue to operate. It is possible that the application of the single point of entry strategy under OLA, in which Group Inc. would be the only legal entity to enter resolution proceedings (and its material broker-dealer, bank and other operating entities would not enter resolution proceedings), would result in greater losses to Group Inc.’s security holders (including holders of our fixed rate, floating rate and indexed debt securities), than the losses that would result from the application of a bankruptcy proceeding or a different resolution strategy, such as a multiple point of entry resolution strategy for Group Inc. and certain of its material subsidiaries.

Assuming Group Inc. entered resolution proceedings and that support from Group Inc. to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level would be transferred to Group Inc. and ultimately borne by Group Inc.’s security holders, third-party creditors of Group Inc.’s subsidiaries would receive full recoveries on their claims, and Group Inc.’s security holders (including our shareholders, debtholders and other unsecured creditors) could face significant losses. In that case, Group Inc.’s security holders would face losses while the third-party creditors of Group Inc.’s subsidiaries would incur no losses because the subsidiaries would continue to operate and would not enter resolution or bankruptcy proceedings. In addition, holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities could face losses ahead of its other similarly situated creditors in a resolution under OLA if the FDIC exercised its right, described above, to disregard the strict priority of creditor claims.

OLA also provides the FDIC with authority to cause creditors and shareholders of the financial company such as Group Inc. in receivership to bear losses before taxpayers are exposed to such losses, and amounts owed to the U.S. government would generally receive a statutory payment priority over the claims of private creditors, including senior creditors.

36	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, under OLA, claims of creditors (including debtholders) could be satisfied through the issuance of equity or other securities in a bridge entity to which Group Inc.’s assets are transferred. If such a securities-for-claims exchange were implemented, there can be no assurance that the value of the securities of the bridge entity would be sufficient to repay or satisfy all or any part of the creditor claims for which the securities were exchanged. While the FDIC has issued regulations to implement OLA, not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is likely.

In addition, certain jurisdictions, including the U.K. and the E.U., have implemented, or are considering, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured debtholders. U.S. and non-U.S. regulators are also considering requirements that certain subsidiaries of large financial institutions maintain minimum amounts of total loss-absorbing capacity that would pass losses up from the subsidiaries to the top-tier holding company and, ultimately, to security holders of the top-tier holding company in the event of failure.

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

In that case, Group Inc.’s security holders could face losses while the third-party creditors of Group Inc.’s major subsidiaries would incur no losses because those subsidiaries would continue to operate and not enter resolution or bankruptcy proceedings. As part of the strategy, Group Inc. could also seek to elevate the priority of its guarantee obligations relating to its major subsidiaries’ derivatives contracts so that cross-default and early termination rights would be stayed under the ISDA Protocol, which would result in holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities incurring losses ahead of the beneficiaries of those guarantee obligations.

It is also possible that holders of Group Inc.’s eligible long-term debt and other debt securities could incur losses ahead of other similarly situated creditors. If Group Inc.’s proposed resolution strategy were not successful, Group Inc.’s financial condition would be adversely impacted and Group Inc.’s security holders, including debtholders, may as a consequence be in a worse position than if the strategy had not been implemented. In all cases, any payments to debtholders are dependent on our ability to make such payments and are therefore subject to our credit risk.

In April 2016, the Federal Reserve Board and the FDIC provided feedback on the 2015 resolution plans of eight systemically important domestic banking institutions and provided guidance related to the 2017 resolution plan submissions. While our plan was not jointly found to be deficient (i.e., non-credible or to not facilitate an orderly resolution under the U.S. Bankruptcy Code), the FDIC identified certain deficiencies and both the FDIC and Federal Reserve Board also identified certain shortcomings. In response to the feedback received, in September 2016, we submitted a status report on our actions to address these shortcomings and a separate public section that explains these actions at a high level, which is available on our website as described under “Available Information” in Part I, Item 1 of this Form 10-K.

Our 2017 resolution plan, which is due by July 1, 2017, is also required to address the shortcomings and take into account the additional guidance. If it is determined that Group Inc. did not effectively address the shortcomings and additional guidance, the Federal Reserve Board and the FDIC could, after any permitted resubmission, find our resolution plan not credible and require us to hold more capital, change our business structure or dispose of businesses, which could have a negative impact on our ability to return capital to shareholders, financial condition, results of operations or competitive position.

Goldman Sachs 2016 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As a result of our recovery and resolution planning processes, including incorporating feedback from our regulators, we may incur increased operational, funding or other costs and face limitations on our ability to structure our internal organization or engage in internal or external activities in a manner that we may otherwise deem most operationally efficient.

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

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower, issuer, including sovereign issuers, or geographic area or group of related countries, such as the E.U., and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. Provisions of the Dodd-Frank Act have led to increased centralization of trading activity through particular clearing houses, central agents or exchanges, which has significantly increased our concentration of risk with respect to these entities. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties.

38	Goldman Sachs 2016 Form 10-K

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

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and expose us to new asset classes and new markets. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets. Furthermore, in a number of our businesses, including where we make markets, invest and lend, we directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of public services, such as airports, toll roads and shipping ports, as well as physical commodities and commodities infrastructure components, both within and outside the U.S.

We have recently increased and intend to further increase our consumer-oriented deposit-taking and lending activities. To the extent we engage in such activities or similar consumer-oriented activities, we could face additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of customer and client information.

New business initiatives expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with less sophisticated clients, counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, market, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held or in which we interact with these counterparties.

Goldman Sachs 2016 Form 10-K	39

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

As a signatory to the ISDA Protocol, we may not be able to exercise remedies against counterparties and, as this new regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. Various U.S. and non-U.S. regulators have proposed or adopted implementing regulations contemplated by the ISDA Protocol, and those implementing regulations may result in additional limitations on our ability to exercise remedies against counterparties. The ISDA Protocol’s impact will depend on, among other things, how it is implemented and the development of market practice and structures under the implementing regulations.

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

Our performance is largely dependent on the talents and efforts of highly skilled people; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new talented and diverse employees and to retain and motivate our existing employees. Factors that affect our ability to attract and retain such employees include our compensation and benefits, and our reputation as a successful business with a culture of fairly hiring, training and promoting qualified employees. As a significant portion of the compensation that we pay to our employees is in the form of year-end discretionary compensation, a significant portion of which is in the form of deferred equity-related awards, declines in our profitability, or in the outlook for our future profitability, as well as regulatory limitations on compensation levels and terms, can negatively impact our ability to hire and retain highly qualified employees.

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

40	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on our employees’ income, or the amount or composition of compensation, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions.

As described further in “Business — Regulation —Compensation Practices” in Part I, Item 1 of this Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large global financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the PRA, the FCA, the FDIC and other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing (including, in some cases, press coverage and public statements that do not directly involve us) often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.

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

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about certain legal and regulatory proceedings and investigations in which we are involved and Note 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information regarding certain mortgage-related contingencies. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our staff. Additionally, governmental entities have been and are plaintiffs in certain of the legal proceedings in which we are involved, and we may face future actions or claims by the same or other governmental entities, as well as follow-on civil litigation that is often commenced after regulatory settlements.

Recently, significant settlements by several large financial institutions, including, in some cases, us, with governmental entities have been publicly announced. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements. The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and subsequent actual settlements or penalties.

Certain enforcement authorities have recently required admissions of wrongdoing, and, in some cases, criminal pleas, as part of the resolutions of matters brought by them against financial institutions. Any such resolution of a matter involving the firm could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business in certain jurisdictions and could have other negative effects.

Goldman Sachs 2016 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

42	Goldman Sachs 2016 Form 10-K

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

We may also be required to divest or discontinue certain of these activities for regulatory or legal reasons. For example, the Federal Reserve Board recently proposed regulations that could impose significant additional capital requirements on certain commodity-related activities. If that occurs, we may receive a value that is less than the then carrying value, as we may be unable to exit these activities in an orderly transaction.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or acts of terrorism. For example, there has been significant conflict between Russia and Ukraine in recent years, and sanctions have been imposed by the U.S. and the E.U. on certain individuals and companies in Russia. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. Further, in some jurisdictions a failure to comply with laws and regulations may subject the firm and its personnel not only to civil actions but also criminal actions. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

In June 2016, a referendum was passed for the U.K. to exit the E.U. (Brexit). The exit of the U.K. from the E.U. will likely change the arrangements by which U.K. firms are able to provide services into the E.U., which may materially adversely affect the manner in which we operate certain of our businesses in Europe and could require us to restructure certain of our operations. The outcome of the negotiations between the U.K. and the E.U. in connection with Brexit is highly uncertain. Such uncertainty has resulted in, and may continue to result in, market volatility and may negatively impact the confidence of investors and clients.

Goldman Sachs 2016 Form 10-K	43

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

Item 2. Properties

Our principal executive offices are located at 200 West Street, New York, New York and comprise approximately 2.1 million square feet. The building is located on a parcel leased from Battery Park City Authority pursuant to a ground lease. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use until June 2069, the expiration date of the lease. Under the terms of the ground lease, we made a lump sum ground rent payment in June 2007 of $161 million for rent through the term of the lease. We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million square feet of office space. We have additional offices and commercial space in the U.S. and elsewhere in the Americas, which together comprise approximately 2.6 million square feet of leased and owned space.

In Europe, the Middle East and Africa, we have offices that total approximately 1.6 million square feet of leased and owned space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease that we can terminate in 2021. In total, we have offices with approximately 1.2 million square feet in London, relating to various properties. We are currently constructing a 1.1 million square foot office in London. We expect initial occupancy during 2019.

In Asia, Australia and New Zealand, we have offices with approximately 1.9 million square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Japan, we currently have offices with approximately 219,000 square feet, the majority of which have leases that will expire in 2018. In Hong Kong, we currently have offices with approximately 315,000 square feet, the majority of which have leases that will expire in 2023.

In the preceding paragraphs, square footage figures are provided only for properties that are used in the operation of our businesses.

44	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Arrangements and Contractual Obligations — Contractual Obligations” in Part II, Item 7 of this Form 10-K for information about exit costs we may incur in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth.

Item 3. Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of this Form 10-K. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about certain judicial, regulatory and legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers. Our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 62

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003.

Alan M. Cohen, 66

Mr. Cohen has been an Executive Vice President of Goldman Sachs and Global Head of Compliance since February 2004.

Edith W. Cooper, 55

Ms. Cooper has been an Executive Vice President of Goldman Sachs since April 2011 and Global Head of Human Capital Management since March 2008.

Richard J. Gnodde, 56

Mr. Gnodde has been a Vice Chairman of Goldman Sachs since January 2017, Chief Executive Officer or co-Chief Executive Officer of Goldman Sachs International since 2006 and co-head of the Investment Banking Division since 2011.

Gregory K. Palm, 68

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and General Counsel and head or co-head of the Legal Department since May 1992.

John F.W. Rogers, 60

Mr. Rogers has been an Executive Vice President of Goldman Sachs since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since December 2001.

Pablo J. Salame, 51

Mr. Salame has been a Vice Chairman of Goldman Sachs since January 2017 and global co-head of the Securities Division since 2008.

Harvey M. Schwartz, 52

Mr. Schwartz has been President and co-Chief Operating Officer of Goldman Sachs since January 2017. Additionally, he will continue in his role as Chief Financial Officer (which he assumed in January 2013) through April 2017. From February 2008 to January 2013, Mr. Schwartz was global co-head of the Securities Division.

David M. Solomon, 55

Mr. Solomon has been President and co-Chief Operating Officer of Goldman Sachs since January 2017. He had previously served as co-head of the Investment Banking Division since July 2006.

Goldman Sachs 2016 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during 2014, 2015 and 2016 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of this Form 10-K. As of February 10, 2017, there were 8,177 holders of record of our common stock.

The table below presents dividends declared by Group Inc. during 2016 and 2015.

	Date of Declaration	Dividend Declared Per Common Share
2016
First Quarter	January 19, 2016	$0.65

Second Quarter	April 18, 2016	$0.65

Third Quarter	July 18, 2016	$0.65

Fourth Quarter	October 17, 2016	$0.65
2015
First Quarter	January 15, 2015	$0.60

Second Quarter	April 15, 2015	$0.65

Third Quarter	July 15, 2015	$0.65

Fourth Quarter	October 14, 2015	$0.65

The declaration of dividends by Group Inc. is subject to the discretion of the Board of Directors of Group Inc. (Board). Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our Board. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for information about potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc. Prior to the payment of dividends, we must receive confirmation that the Federal Reserve Board does not object to such payment.

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2016. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 2016	2,650,628	$172.13	2,650,628	31,545,097

November 2016	3,164,013	$198.20	3,164,013	28,381,084

December 2016	1,768,622	$235.57	1,768,622	26,612,462
Total	7,583,263		7,583,263

Since March 2000, our Board has approved a repurchase program authorizing repurchases of up to 505 million shares of our common stock. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, we must receive confirmation that the Board of Governors of the Federal Reserve System does not object to such capital actions.

Item 6. Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of this Form 10-K.

46	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2015 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2015. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2016, 2015 and 2014 refer to our years ended, or the dates, as the context requires, December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

In this discussion and analysis of our financial condition and results of operations, we have included information that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about the possible effects of the U.K. referendum vote to leave the European Union (E.U.), and statements about our investment banking transaction backlog.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those described in “Risk Factors” in Part I, Item 1A of this Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of this Form 10-K.

Goldman Sachs 2016 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

2016 versus 2015. We generated net earnings of $7.40 billion and diluted earnings per common share of $16.29 for 2016, an increase of 22% and 34%, respectively, compared with $6.08 billion and $12.14 per share for 2015. Return on average common shareholders’ equity (ROE) was 9.4% for 2016, compared with 7.4% for 2015. Book value per common share was $182.47 as of December 2016, 6.7% higher compared with the end of 2015.

Net revenues were $30.61 billion for 2016, 9% lower than 2015, due to significantly lower net revenues in Investing & Lending and lower net revenues in Investment Banking, Institutional Client Services and Investment Management. These results reflected the impact of a challenging operating environment during the first half of the year, particularly during the first quarter, although the environment improved during the second half of the year.

Operating expenses were $20.30 billion for 2016, 19% lower than 2015, primarily due to significantly lower non-compensation expenses, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, as the prior year included provisions for the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group), as well as lower market development expenses and professional fees, reflecting expense savings initiatives. Compensation and benefits expenses were also lower, reflecting a decrease in net revenues and the impact of expense savings initiatives.

We continued to maintain strong capital ratios and liquidity, while returning $7.20 billion of capital to shareholders during 2016. During the year, we repurchased 36.6 million shares of our common stock for a total cost of $6.07 billion and paid common stock dividends of $1.13 billion. Our Common Equity Tier 1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 14.5% and 13.1%, respectively, and our global core liquid assets were $226 billion, all as of December 2016. See Note 20 to the consolidated financial statements for further information about our capital ratios. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

In the context of the challenging environment during the first half of 2016, we completed an initiative that identified areas where we can operate more efficiently, resulting in a reduction of approximately $900 million in annual run rate compensation. For 2016, net savings from this initiative, after severance and other related costs, were approximately $500 million.

2015 versus 2014. We generated net earnings of $6.08 billion and diluted earnings per common share of $12.14 for 2015, a decrease of 28% and 29%, respectively, compared with $8.48 billion and $17.07 per share for 2014. ROE was 7.4% for 2015, compared with 11.2% for 2014. During 2015, we recorded provisions for the settlement agreement with the RMBS Working Group of $3.37 billion ($2.99 billion after-tax), which reduced diluted earnings per common share by $6.53 and ROE by 3.8 percentage points. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for further information.

Book value per common share was $171.03 as of December 2015, 4.9% higher compared with the end of 2014. During 2015, we repurchased 22.1 million shares of our common stock for a total cost of $4.20 billion.

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

As of December 2015, our Common Equity Tier 1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 13.6% and 12.4%, respectively. In addition, our global core liquid assets were $199 billion as of December 2015.

48	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During 2016, real gross domestic product (GDP) growth appeared to slow in advanced economies and appeared mixed in emerging market economies compared with 2015. In advanced economies, growth was lower in the U.S., the Euro area, the U.K. and Japan. In emerging markets, growth slowed in China and appeared to slow in India, while real GDP appeared to contract less in Brazil and Russia than in 2015. Monetary policy divergence continued in 2016, as the U.S. Federal Reserve increased its target interest rate again, while monetary policy remained accommodative in Europe and Japan. In June, a referendum was passed for the U.K. to exit the E.U., and in November, the U.S. held its presidential election. The market reaction to the outcomes of both events was generally more positive than expectations. The price of crude oil (WTI) increased by 45% in 2016 and, in the fourth quarter, OPEC members announced an agreement to reduce oil production. In investment banking, industry-wide mergers and acquisitions activity remained strong for 2016, but declined compared with the level of activity in 2015. Industry-wide volumes in equity underwriting declined compared with a strong 2015, while industry-wide debt underwriting volumes increased compared with the prior year.

United States

In the U.S., real GDP increased by 1.6% in 2016, compared with an increase of 2.6% in 2015, as growth in total fixed investment and consumer expenditures declined. Measures of consumer confidence were mixed on average compared with the prior year, but increased significantly in the fourth quarter. The unemployment rate declined to 4.7% at the end of 2016, and labor market indicators suggest the U.S. economy is close to full employment. Housing starts, sales, and prices increased compared with 2015, while measures of inflation also increased. The U.S. Federal Reserve raised its target rate for the federal funds rate at the December meeting to a range of 0.50% to 0.75%. The yield on the 10-year U.S. Treasury note increased by 18 basis points during 2016 to 2.45%. In equity markets, the Dow Jones Industrial Average, the S&P 500 Index and the NASDAQ Composite Index increased by 13%, 10% and 8%, respectively, during 2016.

Europe

In the Euro area, real GDP increased by 1.7% in 2016, compared with an increase of 1.9% in 2015. Growth in consumer spending declined, while growth in fixed investment and government consumption increased. Measures of inflation remained subdued, prompting the European Central Bank (ECB) to announce multiple easing measures in the first quarter, cutting the deposit rate by 10 basis points to (0.40)% and lowering the main refinancing operations rate by 5 basis points to 0.00%, as well as launching a new series of targeted longer-term refinancing operations, increasing the volume of monthly purchases of bonds, and adding investment grade, non-financial corporate bonds to the list of bonds purchased under its asset purchase program. In December, the ECB announced an extension of its asset purchase program through at least the end of 2017, although the pace of purchases will be lower. The Euro depreciated by 3% against the U.S. dollar. In the U.K., real GDP increased by 1.8% in 2016, compared with an increase of 2.2% in 2015. Following the passage of the U.K. referendum, the Bank of England announced a monetary easing package comprised of a 25 basis points cut to the official bank rate, £70 billion of asset purchases, and a Term Funding Scheme. The British pound depreciated by 16% against the U.S. dollar during 2016, reaching its lowest level against the U.S. dollar in over 30 years. Yields on 10-year government bonds in the region generally decreased during the year. In equity markets, the FTSE 100 Index, DAX Index, CAC 40 Index and Euro Stoxx 50 Index increased by 14%, 7%, 5% and 1%, respectively, during 2016.

Goldman Sachs 2016 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asia

In Japan, real GDP increased by 1.0% in 2016, compared with an increase of 1.2% in 2015. In 2016, the Bank of Japan introduced a negative interest rate policy during the first quarter and altered the framework for its Quantitative and Qualitative Easing program during the third quarter, shifting from purchasing set quantities of assets to targeting a 0% yield on 10-year Japanese government bonds. The yield on 10-year Japanese government bonds declined into negative territory for most of the year, the U.S. dollar depreciated by 3% against the Japanese yen and the Nikkei 225 Index ended the year essentially unchanged. In China, real GDP increased by 6.7% in 2016, compared with an increase of 6.9% in 2015. During 2016, the People’s Bank of China announced cuts to its reserve requirement ratio. Measures of inflation increased and the U.S. dollar appreciated by 7% against the Chinese yuan. In equity markets, the Shanghai Composite Index decreased by 12% during 2016, while the Hang Seng Index ended the year essentially unchanged. In India, real GDP appeared to increase by 6.8% in 2016, compared with an increase of 7.2% in 2015, and the rate of inflation was essentially unchanged from 2015. The U.S. dollar appreciated by 3% against the Indian rupee and the BSE Sensex Index increased by 2% during 2016.

Other Markets

In Brazil, real GDP appeared to contract by 3.4% in 2016, compared with a contraction of 3.8% in 2015. The U.S. dollar depreciated by 18% against the Brazilian real and the Bovespa Index increased by 39%. In Russia, real GDP appeared to contract by 0.2% in 2016, compared with a contraction of 2.8% in 2015. The U.S. dollar depreciated by 16% against the Russian ruble and the MICEX Index increased by 27% during 2016.

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

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure certain financial assets and financial liabilities as a portfolio (i.e., based on its net exposure to market and/or credit risks). In determining fair value, the hierarchy under U.S. generally accepted accounting principles (U.S. GAAP) gives (i) the highest priority to unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities (level 1 inputs), (ii) the next priority to inputs other than level 1 inputs that are observable, either directly or indirectly (level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (level 3 inputs). In evaluating the significance of a valuation input, we consider, among other factors, a portfolio’s net risk exposure to that input. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors such as counterparty and our credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads.

50	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Instruments categorized within level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of December 2016 and December 2015, level 3 financial assets represented 2.7% and 2.8%, respectively, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs 2016 Form 10-K	51

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

During the fourth quarter of 2016, we assessed goodwill for impairment using a qualitative assessment. The qualitative assessment required management to make judgments and to evaluate several factors, which included, but were not limited to, performance indicators, firm and industry events, macroeconomic indicators and fair value indicators. Based on our evaluation of these factors, we determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount.

Notwithstanding the results of the qualitative assessment, since the 2015 quantitative goodwill test determined that the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit was not substantially in excess of its carrying value, we also performed a quantitative test on this reporting unit during the fourth quarter of 2016. In the quantitative test, the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit substantially exceeded its carrying value.

Therefore, we determined that goodwill for all reporting units was not impaired.

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

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives generally using the straight-line method. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.

A prolonged or severe period of market weakness, or significant changes in regulation, could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment if required.

An impairment, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the total of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

See Note 13 to the consolidated financial statements for further information about our identifiable intangible assets.

52	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Recent Accounting Developments

See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining provisions for losses that may arise from litigation, regulatory proceedings (including governmental investigations) and tax audits, and the allowance for losses on loans and lending commitments held for investment.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation and regulatory proceedings where we believe the risk of loss is more than slight. See Notes 18 and 27 to the consolidated financial statements for information about certain judicial, litigation and regulatory proceedings.

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case, proceeding or investigation, our experience and the experience of others in similar cases, proceedings or investigations, and the opinions and views of legal counsel.

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

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December
$ in millions, except per share amounts	2016	2015	2014
Net revenues	$30,608	$33,820	$34,528

Pre-tax earnings	10,304	8,778	12,357

Net earnings	7,398	6,083	8,477

Net earnings applicable to common shareholders	7,087	5,568	8,077

Diluted earnings per common share	16.29	12.14	17.07

Return on average common shareholders’ equity	9.4%	7.4%	11.2%

Net earnings to average assets	0.8%	0.7%	0.9%

Return on average total shareholders’ equity	8.5%	7.0%	10.5%

Total average equity to average assets	9.8%	9.9%	9.0%

Dividend payout ratio	16.0%	21.0%	13.2%

In the table above:

•

Net earnings applicable to common shareholders for 2016 includes a benefit of $266 million, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock during 2016. See Note 19 to the consolidated financial statements for further information.

•	ROE is calculated by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The table below presents our average common shareholders’ equity.

	Average for the Year Ended December
$ in millions	2016	2015	2014
Total shareholders’ equity	$ 86,658	$ 86,314	$80,839

Preferred stock	(11,304)	(10,585)	(8,585)
Common shareholders’ equity	$ 75,354	$ 75,729	$72,254

•	Return on average total shareholders’ equity is calculated by dividing net earnings by average monthly total shareholders’ equity.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Goldman Sachs 2016 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

The table below presents our net revenues by line item in the consolidated statements of earnings.

	Year Ended December
$ in millions	2016	2015	2014
Investment banking	$ 6,273	$ 7,027	$ 6,464

Investment management	5,407	5,868	5,748

Commissions and fees	3,208	3,320	3,316

Market making	9,933	9,523	8,365

Other principal transactions	3,200	5,018	6,588
Total non-interest revenues	28,021	30,756	30,481
Interest income	9,691	8,452	9,604

Interest expense	7,104	5,388	5,557
Net interest income	2,587	3,064	4,047
Total net revenues	$30,608	$33,820	$34,528

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

Operating Environment. During the first quarter of 2016, our business activities were negatively impacted by challenging trends in the operating environment, including concerns and uncertainties about global economic growth and central bank activity as well as higher levels of volatility, all of which contributed to significant price pressure at the beginning of the year across both equity and fixed income markets. These factors negatively impacted investor conviction and risk appetite for market-making activities, and industry-wide equity underwriting and mergers and acquisitions activity for investment banking activities. Results in other principal transactions also reflected the impact of these difficult market and economic conditions. At the start of the second quarter of 2016, concerns about global economic growth moderated and conditions improved in many businesses, including a rebound in investment banking activities and improved results in other principal transactions. However, later in the second quarter, the market became increasingly focused on the political uncertainty and economic implications surrounding the potential exit of the U.K. from the E.U., impacting market-making activities.

The operating environment improved during the second half of 2016, as global equity markets steadily increased and credit spreads tightened, providing a more favorable backdrop for our business activities. For investment management activities, our assets under supervision continued to increase during 2016. The mix of our average assets under supervision shifted slightly compared with 2015 from long-term assets under supervision to liquidity products.

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

During 2015, the operating environment for market-making activities was positively impacted by diverging central bank monetary policies in the U.S. and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products. However, during the remainder of 2015, concerns about global growth and uncertainty about the U.S. Federal Reserve’s interest rate policy, along with lower global equity prices, widening high-yield credit spreads and declining commodity prices, contributed to lower levels of client activity, particularly in mortgages and credit, and more difficult market-making conditions.

54	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The operating environment for investment banking activities for 2015 reflected strong industry-wide mergers and acquisitions activity. In addition, investment management reflected an environment generally characterized by strong client net inflows, which more than offset the declines in equity and fixed income asset prices. Although other principal transactions for 2015 benefited from favorable company-specific events, including sales, initial public offerings and financings, a decline in global equity prices and widening high-yield credit spreads during the second half of 2015 impacted results.

2016 versus 2015

Net revenues in the consolidated statements of earnings were $30.61 billion for 2016, 9% lower than 2015, reflecting the impact of a challenging operating environment during the first half of the year, particularly during the first quarter, although the environment improved during the second half of the year. The decrease in net revenues was primarily due to significantly lower other principal transactions revenues and lower investment banking revenues, net interest income and investment management revenues. In addition, commissions and fees were slightly lower. These results were partially offset by slightly higher market-making revenues.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $6.27 billion for 2016, 11% lower compared with a strong 2015. Revenues in financial advisory were lower compared with a strong 2015, reflecting a decrease in industry-wide transactions. Revenues in underwriting were lower compared with a strong 2015, due to significantly lower revenues in equity underwriting, reflecting a decrease in industry-wide volumes. Revenues in debt underwriting were significantly higher, reflecting significantly higher revenues from asset-backed activity and higher revenues from leveraged finance activity.

Investment management revenues in the consolidated statements of earnings were $5.41 billion for 2016, 8% lower than 2015, primarily reflecting significantly lower incentive fees compared with a strong 2015. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision.

Commissions and fees in the consolidated statements of earnings were $3.21 billion for 2016, 3% lower than 2015, reflecting lower listed cash equity volumes in Asia and Europe, consistent with market volumes in these regions.

Market-making revenues in the consolidated statements of earnings were $9.93 billion for 2016, 4% higher than 2015, due to significantly higher revenues in interest rate products and credit products. These results were partially offset by significantly lower revenues in equity cash products and lower revenues in currencies, mortgages, equity derivative products and commodities.

Other principal transactions revenues in the consolidated statements of earnings were $3.20 billion for 2016, 36% lower than 2015, primarily due to significantly lower revenues from investments in equities, primarily reflecting a significant decrease in net gains from private equities, driven by company-specific events and corporate performance. In addition, revenues in debt securities and loans were significantly lower compared with 2015, reflecting significantly lower revenues related to relationship lending activities, due to the impact of changes in credit spreads on economic hedges. Losses related to these hedges were $596 million in 2016, compared with gains of $329 million in 2015. This decrease was partially offset by higher net gains from investments in debt instruments. See Note 9 to the consolidated financial statements for further information about economic hedges related to our relationship lending activities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $2.59 billion for 2016, 16% lower than 2015, reflecting an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, interest-bearing deposits and collateralized financings, and increases in total average long-term borrowings and total average interest-bearing deposits. The increase in interest expense was partially offset by higher interest income related to collateralized agreements, reflecting the impact of higher interest rates, and loans receivable, reflecting an increase in total average balances and the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

2015 versus 2014

Net revenues in the consolidated statements of earnings were $33.82 billion for 2015, 2% lower than 2014, reflecting significantly lower other principal transactions revenues and net interest income, largely offset by higher market-making revenues and investment banking revenues, as well as slightly higher investment management revenues. Commissions and fees were essentially unchanged compared with 2014.

Goldman Sachs 2016 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $7.03 billion for 2015, 9% higher than 2014, due to significantly higher revenues in financial advisory, reflecting strong client activity, particularly in the U.S. Industry-wide completed mergers and acquisitions increased significantly compared with the prior year. Revenues in underwriting were lower compared with a strong 2014. Revenues in debt underwriting were lower compared with 2014, reflecting significantly lower leveraged finance activity. Revenues in equity underwriting were also lower, reflecting significantly lower revenues from initial public offerings and convertible offerings, partially offset by significantly higher revenues from secondary offerings.

Investment management revenues in the consolidated statements of earnings were $5.87 billion for 2015, 2% higher than 2014, due to slightly higher management and other fees, primarily reflecting higher average assets under supervision, and higher transaction revenues.

Commissions and fees in the consolidated statements of earnings were $3.32 billion for 2015, essentially unchanged compared with 2014.

Market-making revenues in the consolidated statements of earnings were $9.52 billion for 2015, 14% higher than 2014. Excluding a gain of $289 million in 2014 related to the extinguishment of certain of our junior subordinated debt, market-making revenues were 18% higher than 2014, reflecting significantly higher revenues in interest rate products, currencies, equity cash products and equity derivatives. These increases were partially offset by significantly lower revenues in mortgages, commodities and credit products.

Other principal transactions revenues in the consolidated statements of earnings were $5.02 billion for 2015, 24% lower than 2014. This decrease was primarily due to lower revenues from investments in equities, principally reflecting the sale of Metro International Trade Services (Metro) in the fourth quarter of 2014 and lower net gains from investments in private equities, driven by corporate performance. In addition, revenues in debt securities and loans were significantly lower, reflecting lower net gains from investments.

Net Interest Income. Net interest income in the consolidated statements of earnings was $3.06 billion for 2015, 24% lower than 2014. The decrease compared with 2014 was due to lower interest income resulting from a reduction in interest income related to financial instruments owned, at fair value, partially offset by the impact of an increase in total average loans receivable. The decrease in interest income was partially offset by a decrease in interest expense, which primarily reflected lower interest expense related to financial instruments sold, but not yet purchased, at fair value and other interest-bearing liabilities, partially offset by higher interest expense related to long-term borrowings. See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

In the context of the challenging environment during the first half of 2016, we completed an initiative that identified areas where we can operate more efficiently, resulting in a reduction of approximately $900 million in annual run rate compensation. For 2016, net savings from this initiative, after severance and other related costs, were approximately $500 million.

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Year Ended December
$ in millions	2016	2015	2014
Compensation and benefits	$11,647	$12,678	$12,691

Brokerage, clearing, exchange and distribution fees	2,555	2,576	2,501

Market development	457	557	549

Communications and technology	809	806	779

Depreciation and amortization	998	991	1,337

Occupancy	788	772	827

Professional fees	882	963	902

Other expenses	2,168	5,699	2,585
Total non-compensation expenses	8,657	12,364	9,480
Total operating expenses	$20,304	$25,042	$22,171
Total staff at period-end	34,400	36,800	34,000

56	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above, other expenses for 2015 includes provisions of $3.37 billion recorded for the settlement agreement with the RMBS Working Group. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for further information.

2016 versus 2015. Operating expenses in the consolidated statements of earnings were $20.30 billion for 2016, 19% lower than 2015. Compensation and benefits expenses in the consolidated statements of earnings were $11.65 billion for 2016, 8% lower than 2015, reflecting a decrease in net revenues and the impact of expense savings initiatives. The ratio of compensation and benefits to net revenues for 2016 was 38.1% compared with 37.5% for 2015. Total staff decreased 7% during 2016, due to expense savings initiatives.

Non-compensation expenses in the consolidated statements of earnings were $8.66 billion for 2016, 30% lower than 2015, primarily due to significantly lower net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. In addition, market development expenses and professional fees were lower compared with 2015, reflecting expense savings initiatives. Net provisions for litigation and regulatory proceedings for 2016 were $396 million compared with $4.01 billion for 2015 (2015 primarily related to net provisions for mortgage-related matters). 2016 included a $114 million charitable contribution to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. We ask our participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

2015 versus 2014. Operating expenses in the consolidated statements of earnings were $25.04 billion for 2015, 13% higher than 2014. Compensation and benefits expenses in the consolidated statements of earnings were $12.68 billion for 2015, essentially unchanged compared with 2014. The ratio of compensation and benefits to net revenues for 2015 was 37.5% compared with 36.8% for 2014. Total staff increased 8% during 2015, primarily due to activity levels in certain businesses and continued investment in regulatory compliance.

Non-compensation expenses in the consolidated statements of earnings were $12.36 billion for 2015, 30% higher than 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. This increase was partially offset by lower depreciation and amortization expenses, primarily reflecting lower impairment charges related to consolidated investments, and a reduction in expenses related to the sale of Metro in the fourth quarter of 2014. Net provisions for litigation and regulatory proceedings for 2015 were $4.01 billion compared with $754 million for 2014 (both primarily comprised of net provisions for mortgage-related matters). 2015 included a $148 million charitable contribution to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. We ask our participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

Provision for Taxes

The effective income tax rate for 2016 was 28.2%, down from 30.7% for 2015. The decline compared with 2015 was primarily due to the impact of non-deductible provisions for mortgage-related litigation and regulatory matters in 2015, partially offset by the impact of changes in tax law on deferred tax assets, the mix of earnings and an increase related to higher enacted tax rates impacting certain of our U.K. subsidiaries in 2016.

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

In September 2016, the U.K. government enacted a budget that will reduce the corporate income tax base rate by 1 percentage point effective April 1, 2020. During 2016, we remeasured deferred income tax assets accordingly. This change did not have a material impact on our effective tax rate for the year ended December 2016, and we do not expect it to have a material impact on our future effective tax rate.

Goldman Sachs 2016 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In October 2016, the U.S. Department of the Treasury issued rules under Section 385 of the Internal Revenue Code that could, in some circumstances, re-characterize debt as equity for U.S. federal income tax purposes. The rules contain exclusions applicable to, among other things, debt instruments issued by regulated financial companies, non-U.S. subsidiaries, certain U.S. subsidiaries where the holder of the debt instrument is included in a consolidated U.S. tax return, and ordinary business transactions. The rules also contain exclusions applicable to members of a regulated financial group other than subsidiaries held under the merchant banking authority, grandfathered commodities, or complementary activities under the Bank Holding Company Act of 1956. These exceptions would exclude from re-characterization substantially all debt instruments issued by us. We do not expect these rules to have a material impact on our financial condition, results of operations, effective income tax rate or cash flows.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Year Ended December
$ in millions	2016	2015	2014
Investment Banking
Net revenues	$ 6,273	$ 7,027	$ 6,464

Operating expenses	3,437	3,713	3,688
Pre-tax earnings	$ 2,836	$ 3,314	$ 2,776
Institutional Client Services
Net revenues	$14,467	$15,151	$15,197

Operating expenses	9,713	13,938	10,880
Pre-tax earnings	$ 4,754	$ 1,213	$ 4,317
Investing & Lending
Net revenues	$ 4,080	$ 5,436	$ 6,825

Operating expenses	2,386	2,402	2,819
Pre-tax earnings	$ 1,694	$ 3,034	$ 4,006
Investment Management
Net revenues	$ 5,788	$ 6,206	$ 6,042

Operating expenses	4,654	4,841	4,647
Pre-tax earnings	$ 1,134	$ 1,365	$ 1,395
Total net revenues	$30,608	$33,820	$34,528

Total operating expenses	20,304	25,042	22,171
Total pre-tax earnings	$10,304	$ 8,778	$12,357

In the table above:

•

Operating expenses includes provisions of $3.37 billion recorded in Institutional Client Services during 2015 for the settlement agreement with the RMBS Working Group. See Note 27 to the consolidated financial statements in Part II, Item 8 of the 2015 Form 10-K for further information.

•	All operating expenses have been allocated to our segments except for charitable contributions of $114 million for 2016, $148 million for 2015 and $137 million for 2014.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the consolidated financial statements for further information about our business segments.

Our cost drivers taken as a whole, compensation, headcount and levels of business activity, are broadly similar in each of our business segments. Compensation and benefits expenses within our segments reflect, among other factors, our overall performance, as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A description of segment operating results follows.

Investment Banking

Our Investment Banking segment is comprised of:

Financial Advisory. Includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs, risk management and derivative transactions directly related to these client advisory assignments.

Underwriting. Includes public offerings and private placements, including local and cross-border transactions and acquisition financing, of a wide range of securities and other financial instruments, including loans, and derivative transactions directly related to these client underwriting activities.

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
$ in millions	2016	2015	2014
Financial Advisory	$2,932	$3,470	$2,474
Equity underwriting	891	1,546	1,750

Debt underwriting	2,450	2,011	2,240
Total Underwriting	3,341	3,557	3,990
Total net revenues	6,273	7,027	6,464

Operating expenses	3,437	3,713	3,688
Pre-tax earnings	$2,836	$3,314	$2,776

The table below presents our financial advisory and underwriting transaction volumes (Source: Thomson Reuters).

	Year Ended December
$ in billions	2016	2015	2014
Announced mergers and acquisitions	$ 994	$1,472	$ 934

Completed mergers and acquisitions	1,170	1,109	665

Equity and equity-related offerings	47	72	78

Debt offerings	282	253	281

58	Goldman Sachs 2016 Form 10-K

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

Operating Environment. In mergers and acquisitions, industry-wide completed activity remained strong for 2016 and industry-wide announced activity continued to be robust for most of the year, but both declined for the industry compared with the level of activity during 2015. In underwriting, industry-wide equity underwriting volumes decreased significantly compared with 2015, due to a continued weak backdrop for new issuances. This compares with strong activity levels in 2015, which benefited from favorable equity market conditions during the first half of the year. Industry-wide debt underwriting volumes during 2016 increased compared with 2015. In the future, if industry-wide activity levels in mergers and acquisitions or equity underwriting continue the downward trend or if industry-wide activity levels in debt underwriting decline, net revenues in Investment Banking would likely continue to be negatively impacted.

During 2015, Investment Banking operated in an environment characterized by strong industry-wide mergers and acquisitions activity. Industry-wide activity in both debt and equity underwriting declined compared with 2014.

2016 versus 2015. Net revenues in Investment Banking were $6.27 billion for 2016, 11% lower compared with a strong 2015.

Net revenues in Financial Advisory were $2.93 billion, 16% lower compared with a strong 2015, reflecting a decrease in industry-wide transactions. Net revenues in Underwriting were $3.34 billion, 6% lower compared with a strong 2015, due to significantly lower net revenues in equity underwriting, reflecting a decrease in industry-wide volumes. Net revenues in debt underwriting were significantly higher, reflecting significantly higher net revenues from asset-backed activity and higher net revenues from leveraged finance activity.

Operating expenses were $3.44 billion for 2016, 7% lower than 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $2.84 billion in 2016, 14% lower than 2015.

As of December 2016, our investment banking transaction backlog was lower compared with a strong level of backlog at the end of 2015, primarily due to lower estimated net revenues from potential advisory transactions and significantly lower estimated net revenues from potential debt underwriting transactions, principally reflecting decreases in mergers and acquisitions activity and acquisition-related financing, respectively. Estimated net revenues from potential equity underwriting transactions were slightly lower compared with the end of 2015.

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

2015 versus 2014. Net revenues in Investment Banking were $7.03 billion for 2015, 9% higher than 2014.

Net revenues in Financial Advisory were $3.47 billion, 40% higher than 2014, reflecting strong client activity, particularly in the U.S. Industry-wide completed mergers and acquisitions increased significantly compared with the prior year. Net revenues in Underwriting were $3.56 billion, 11% lower compared with a strong 2014. Net revenues in debt underwriting were lower compared with 2014, reflecting significantly lower leveraged finance activity. Net revenues in equity underwriting were also lower, reflecting significantly lower net revenues from initial public offerings and convertible offerings, partially offset by significantly higher net revenues from secondary offerings.

Operating expenses were $3.71 billion for 2015, essentially unchanged compared with 2014. Pre-tax earnings were $3.31 billion in 2015, 19% higher than 2014.

Goldman Sachs 2016 Form 10-K	59

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

•

Interest Rate Products. Government bonds (including inflation-linked securities) across maturities, other government-backed securities, repurchase agreements, and interest rate swaps, options and other derivatives.

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

As a market maker, we facilitate transactions in both liquid and less liquid markets, primarily for institutional clients, such as corporations, financial institutions, investment funds and governments, to assist clients in meeting their investment objectives and in managing their risks. In this role, we seek to earn the difference between the price at which a market participant is willing to sell an instrument to us and the price at which another market participant is willing to buy it from us, and vice versa (i.e., bid/offer spread). In addition, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory to actively manage our risk exposures that arise from these market-making activities. Our market-making inventory is recorded in financial instruments owned, at fair value (long positions) or financial instruments sold, but not yet purchased, at fair value (short positions) in our consolidated statements of financial condition.

Our results are influenced by a combination of interconnected drivers, including (i) client activity levels and transactional bid/offer spreads (collectively, client activity), and (ii) changes in the fair value of our inventory and interest income and interest expense related to the holding, hedging and funding of our inventory (collectively, market-making inventory changes). Due to the integrated nature of our market-making activities, disaggregation of net revenues into client activity and market-making inventory changes is judgmental and has inherent complexities and limitations.

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

60	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
$ in millions	2016	2015	2014
Fixed Income, Currency and Commodities Client Execution	$ 7,556	$ 7,322	$ 8,461
Equities client execution	2,194	3,028	2,079

Commissions and fees	3,078	3,156	3,153

Securities services	1,639	1,645	1,504
Total Equities	6,911	7,829	6,736
Total net revenues	14,467	15,151	15,197

Operating expenses	9,713	13,938	10,880
Pre-tax earnings	$ 4,754	$ 1,213	$ 4,317

The table below presents the net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings. See “Net Revenues” above for further information about market-making revenues, commissions and fees and net interest income.

$ in millions	Fixed Income, Currency and Commodities Client Execution	Total Equities	Institutional Client Services
Year Ended December 2016
Market making	$ 6,803	$ 3,130	$ 9,933

Commissions and fees	—	3,078	3,078

Net interest income	753	703	1,456
Total net revenues	$ 7,556	$ 6,911	$14,467
Year Ended December 2015
Market making	$ 5,893	$ 3,630	$ 9,523

Commissions and fees	—	3,156	3,156

Net interest income	1,429	1,043	2,472
Total net revenues	$ 7,322	$ 7,829	$15,151
Year Ended December 2014
Market making	$ 5,623	$ 2,742	$ 8,365

Commissions and fees	—	3,153	3,153

Net interest income	2,838	841	3,679
Total net revenues	$ 8,461	$ 6,736	$15,197

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for Fixed Income, Currency and Commodities Client Execution, for the periods in the table above, was attributable to client activity.

Operating Environment. Challenging trends in the operating environment for Institutional Client Services that existed throughout the second half of 2015 continued during the first quarter of 2016, including concerns and uncertainties about global economic growth and central bank activity. These concerns contributed to significant price pressure across both equity and fixed income markets. Volatility peaked in February with the VIX reaching over 28, and global equity markets materially declined during the first half of the first quarter with the Dow Jones Industrial Average, Shanghai Composite Index, and Nikkei 225 Index down 10%, 25% and 21%, respectively, at their lowest points. Credit spreads for high-yield issuers widened over 100 basis points early in the first quarter, driven by the energy sector, and oil and natural gas prices continued their downward trend that began during the middle of 2015, reaching as low as $26 per barrel (WTI) and $1.64 per million British thermal units, respectively. Concerns about global economic growth moderated at the beginning of the second quarter, however the market became increasingly focused on the political uncertainty and economic implications surrounding the potential exit of the U.K. from the E.U. In response to the “leave vote,” the MSCI World Index declined 7% in two days and volumes generally spiked, both of which largely reversed shortly thereafter. In addition, the Nikkei 225 Index and the Shanghai Composite Index were down 18% and 17%, respectively, during the first half of 2016. This challenging environment, including low interest rates, impacted client sentiment and risk appetite, and market-making conditions remained difficult.

During the second half of 2016, the operating environment improved, as global equity markets steadily increased, with the MSCI World Index up 6% and the S&P 500 Index up 7% during the period. In addition, equity markets in Asia generally rebounded, with the Nikkei 225 Index up 23% and the Shanghai Composite Index up 6%. Average volatility in equity markets was lower during the second half of 2016 compared with the beginning of the year. In credit and commodity markets, U.S. investment grade and high-yield credit spreads tightened by nearly 40 basis points and over 150 basis points, respectively, during the second half of 2016, and oil and natural gas prices increased to approximately $54 per barrel (WTI) and $3.72 per million British thermal units, respectively. These trends drove improved client sentiment and market-making conditions during the second half of 2016. If the trend of macroeconomic concerns continues over the long term and activity levels decline, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the year.

Goldman Sachs 2016 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During 2015, the operating environment for Institutional Client Services was positively impacted by diverging central bank monetary policies in the U.S. and the Euro area in the first quarter, as increased volatility levels contributed to strong client activity levels in currencies, interest rate products and equity products, and market-making conditions improved. However, during the remainder of 2015, concerns about global growth and uncertainty about the U.S. Federal Reserve’s interest rate policy, along with lower global equity prices, widening high-yield credit spreads and declining commodity prices, contributed to lower levels of client activity, particularly in mortgages and credit, and more difficult market-making conditions.

2016 versus 2015. Net revenues in Institutional Client Services were $14.47 billion for 2016, 5% lower than 2015.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $7.56 billion for 2016, 3% higher than 2015. This increase was primarily driven by the impact of changes in market-making conditions on our inventory.

The following provides details of our Fixed Income, Currency and Commodities Client Execution net revenues by business, compared with 2015 results:

•

Net revenues in credit products were significantly higher, reflecting improved market-making conditions, including generally tighter spreads, and higher client activity levels compared with low activity in 2015.

•	Net revenues in interest rate products were higher, reflecting higher client activity levels.

•	Net revenues in mortgages were significantly lower, reflecting less favorable market-making conditions, including generally wider spreads.

•	Net revenues in currencies were lower, reflecting less favorable market-making conditions in emerging markets products compared with 2015, which included a strong first quarter of 2015.

•	Net revenues in commodities were lower, reflecting significantly lower client activity.

Net revenues in Equities were $6.91 billion, 12% lower than 2015, primarily due to significantly lower net revenues in equities client execution, reflecting significantly lower net revenues in cash products, primarily in Asia, as well as lower net revenues in derivatives. Commissions and fees were slightly lower, reflecting lower listed cash equity volumes in Asia and Europe, consistent with market volumes in these regions, and net revenues in securities services were essentially unchanged compared with 2015.

We elect the fair value option for certain unsecured borrowings. For 2015, the fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $255 million ($214 million and $41 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively). For 2016, we adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for 2016 was a loss of $844 million ($544 million, net of tax). See Note 3 to the consolidated financial statements for further information about ASU No. 2016-01.

Operating expenses were $9.71 billion for 2016, 30% lower than 2015, primarily due to significantly lower net provisions for mortgage-related litigation and regulatory matters, and decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $4.75 billion in 2016 compared with $1.21 billion in 2015.

2015 versus 2014. Net revenues in Institutional Client Services were $15.15 billion for 2015, essentially unchanged compared with 2014.

Net revenues in Fixed Income, Currency and Commodities Client Execution were $7.32 billion for 2015, 13% lower than 2014. Excluding a gain of $168 million in 2014 related to the extinguishment of certain of our junior subordinated debt, net revenues in Fixed Income, Currency and Commodities Client Execution were 12% lower than 2014. This decrease was primarily driven by the impact of changes in market-making conditions on our inventory.

The following provides details of our Fixed Income, Currency and Commodities Client Execution net revenues by business, compared with 2014 results:

•	Net revenues in mortgages and credit products were both significantly lower, reflecting challenging market-making conditions and generally low levels of activity during 2015.

•	Net revenues in commodities were significantly lower, primarily reflecting less favorable market-making conditions compared with 2014, which included a strong first quarter of 2014.

•

Net revenues in interest rate products and currencies were both significantly higher, reflecting higher volatility levels which contributed to higher client activity levels, particularly during the first quarter of 2015.

62	Goldman Sachs 2016 Form 10-K

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

We elect the fair value option for certain unsecured borrowings. The fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $255 million ($214 million and $41 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2015, compared with a net gain of $144 million ($108 million and $36 million related to Fixed Income, Currency and Commodities Client Execution and equities client execution, respectively) for 2014.

Operating expenses were $13.94 billion for 2015, 28% higher than 2014, due to significantly higher net provisions for mortgage-related litigation and regulatory matters, partially offset by decreased compensation and benefits expenses. Pre-tax earnings were $1.21 billion in 2015, 72% lower than 2014.

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans, including our relationship lending activities, to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, directly and indirectly through funds that we manage, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. We also make unsecured loans to individuals through our online platform.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
$ in millions	2016	2015	2014
Equity securities	$2,573	$3,781	$4,579

Debt securities and loans	1,507	1,655	2,246
Total net revenues	4,080	5,436	6,825

Operating expenses	2,386	2,402	2,819
Pre-tax earnings	$1,694	$3,034	$4,006

Operating Environment. Following difficult market conditions and the impact of a challenging macroeconomic environment on corporate performance, particularly in the energy sector, in the first quarter of 2016, market conditions improved during the rest of the year as macroeconomic concerns moderated. Global equity markets increased during 2016, contributing to net gains from investments in public equities, and corporate performance rebounded from the difficult start to the year. If macroeconomic concerns negatively affect corporate performance or company-specific events, or if global equity markets decline, net revenues in Investing & Lending would likely be negatively impacted.

Although net revenues in Investing & Lending for 2015 benefited from favorable company-specific events, including sales, initial public offerings and financings, a decline in global equity prices and widening high-yield credit spreads during the second half of 2015 impacted results.

2016 versus 2015. Net revenues in Investing & Lending were $4.08 billion for 2016, 25% lower than 2015. This decrease was primarily due to significantly lower net revenues from investments in equities, primarily reflecting a significant decrease in net gains from private equities, driven by company-specific events and corporate performance. In addition, net revenues in debt securities and loans were lower compared with 2015, reflecting significantly lower net revenues related to relationship lending activities, due to the impact of changes in credit spreads on economic hedges. Losses related to these hedges were $596 million in 2016, compared with gains of $329 million in 2015. This decrease was partially offset by higher net gains from investments in debt instruments and higher net interest income. See Note 9 to the consolidated financial statements for further information about economic hedges related to our relationship lending activities.

Operating expenses were $2.39 billion for 2016, essentially unchanged compared with 2015. Pre-tax earnings were $1.69 billion in 2016, 44% lower than 2015.

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

Goldman Sachs 2016 Form 10-K	63

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

Assets under supervision (AUS) include client assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds and private equity funds (including real estate funds), and separately managed accounts for institutional and individual investors. Assets under supervision also include client assets invested with third-party managers, bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. Assets under supervision do not include the self-directed brokerage assets of our clients. Long-term assets under supervision represent assets under supervision excluding liquidity products. Liquidity products represent money market and bank deposit assets.

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for 2016, 39 basis points for 2015 and 40 basis points for 2014. These decreases reflected shifts in the mix of client assets and strategies.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Year Ended December
$ in millions	2016	2015	2014
Management and other fees	$4,798	$4,887	$4,800

Incentive fees	421	780	776

Transaction revenues	569	539	466
Total net revenues	5,788	6,206	6,042

Operating expenses	4,654	4,841	4,647
Pre-tax earnings	$1,134	$1,365	$1,395

The tables below present our period-end assets under supervision by asset class and by distribution channel.

	As of December
$ in billions	2016	2015	2014
Asset Class
Alternative investments	$ 154	$ 148	$ 143

Equity	266	252	236

Fixed income	601	546	516
Total long-term assets under supervision	1,021	946	895

Liquidity products	358	306	283
Total assets under supervision	$1,379	$1,252	$1,178
Distribution Channel
Institutional	$ 511	$ 471	$ 412

High-net-worth individuals	413	369	363

Third-party distributed	455	412	403
Total	$1,379	$1,252	$1,178

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under supervision.

	Year Ended December
$ in billions	2016	2015	2014
Beginning balance	$1,252	$1,178	$1,042

Net inflows/(outflows)
Alternative investments	5	7	1

Equity	(3)	23	15

Fixed income	40	41	58
Total long-term AUS net inflows/(outflows)	42	71	74

Liquidity products	52	23	37
Total AUS net inflows/(outflows)	94	94	111

Net market appreciation/(depreciation)	33	(20)	25
Ending balance	$1,379	$1,252	$1,178

In the table above:

•

Total long-term AUS net inflows/(outflows) for 2015 includes $18 billion of fixed income, equity and alternative investments asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business.

64	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Total AUS net inflows/(outflows) for 2014 includes $19 billion of fixed income asset inflows in connection with our acquisition of Deutsche Asset & Wealth Management’s stable value business and $6 billion of liquidity products inflows in connection with our acquisition of RBS Asset Management’s money market funds.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Year Ended December
$ in billions	2016	2015	2014
Alternative investments	$ 149	$ 145	$ 145

Equity	256	247	225

Fixed income	578	530	499
Total long-term assets under supervision	983	922	869

Liquidity products	326	272	248
Total assets under supervision	$1,309	$1,194	$1,117

Operating Environment. Following a challenging first quarter of 2016, market conditions continued to improve with higher asset prices resulting in full year appreciation in our client assets in both equity and fixed income assets. Also, our assets under supervision increased during 2016 from net inflows, primarily in fixed income assets, and liquidity products. The mix of our average assets under supervision shifted slightly compared with 2015 from long-term assets under supervision to liquidity products. Management fees have been impacted by many factors, including inflows to advisory services and outflows from actively-managed mutual funds. In the future, if asset prices decline, or investors continue the trend of favoring assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

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

2016 versus 2015. Net revenues in Investment Management were $5.79 billion for 2016, 7% lower than 2015. This decrease primarily reflected significantly lower incentive fees compared with a strong 2015. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision. During the year, total assets under supervision increased $127 billion to $1.38 trillion. Long-term assets under supervision increased $75 billion, including net inflows of $42 billion, primarily in fixed income assets, and net market appreciation of $33 billion, primarily in equity and fixed income assets. In addition, liquidity products increased $52 billion.

Operating expenses were $4.65 billion for 2016, 4% lower than 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $1.13 billion in 2016, 17% lower than 2015.

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

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Goldman Sachs 2016 Form 10-K	65

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

In order to ensure appropriate risk management, we seek to maintain a sufficiently liquid balance sheet and have processes in place to dynamically manage our assets and liabilities which include (i) balance sheet planning, (ii) business-specific limits, (iii) monitoring of key metrics and (iv) scenario analyses.

Balance Sheet Planning. We prepare a balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources over a one-year time horizon. This plan is reviewed semi-annually and may be adjusted in response to changing business needs or market conditions. The objectives of this planning process are:

•	To develop our balance sheet projections, taking into account the general state of the financial markets and expected business activity levels, as well as regulatory requirements;

•

To allow business risk managers and managers from our independent control and support functions to objectively evaluate balance sheet limit requests from business managers in the context of our overall balance sheet constraints, including our liability profile and equity capital levels, and key metrics; and

•	To inform the target amount, tenor and type of funding to raise, based on our projected assets and contractual maturities.

Business risk managers and managers from our independent control and support functions meet with business managers to review current and prior period information and discuss expectations for the year to prepare our balance sheet plan. The specific information reviewed includes asset and liability size and composition, limit utilization, risk and performance measures, and capital usage.

Our consolidated balance sheet plan, including our balance sheets by business, funding projections, and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Overview and Structure of Risk Management” for an overview of our risk management structure.

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a semi-annual basis and may also approve changes in limits on a more frequent basis in response to changing business needs or market conditions. In addition, the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. Requests for changes in limits are evaluated after giving consideration to their impact on key firm metrics. Compliance with limits is monitored on a daily basis by business risk managers, as well as managers in our independent control and support functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

66	Goldman Sachs 2016 Form 10-K

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

Balance Sheet Allocation

In addition to preparing our consolidated statements of financial condition in accordance with U.S. GAAP, we prepare a balance sheet that generally allocates assets to our businesses, which is a non-GAAP presentation and may not be comparable to similar non-GAAP presentations used by other companies. We believe that presenting our assets on this basis is meaningful because it is consistent with the way management views and manages risks associated with our assets and better enables investors to assess the liquidity of our assets.

The table below presents our balance sheet allocation.

	As of December
$ in millions	2016	2015
Global Core Liquid Assets (GCLA)	$226,066	$199,120

Other cash	9,088	9,180
GCLA and cash	235,154	208,300

Secured client financing	199,387	221,325

Inventory	206,988	208,836

Secured financing agreements	65,606	63,495

Receivables	29,592	39,976
Institutional Client Services	302,186	312,307

Public equity	3,224	3,991

Private equity	18,224	16,985

Debt	21,675	23,216

Loans receivable	49,672	45,407

Other	5,162	4,646
Investing & Lending	97,957	94,245
Total inventory and related assets	400,143	406,552

Other assets	25,481	25,218
Total assets	$860,165	$861,395

The following is a description of the captions in the table above:

•

Global Core Liquid Assets and Cash. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Liquidity Risk Management” below for details on the composition and sizing of our “Global Core Liquid Assets” (GCLA). In addition to our GCLA, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

•

Secured Client Financing. We provide collateralized financing for client positions, including margin loans secured by client collateral, securities borrowed, and resale agreements primarily collateralized by government obligations. We segregate cash and securities for regulatory and other purposes related to client activity. Securities are segregated from our own inventory as well as from collateral obtained through securities borrowed or resale agreements. Our secured client financing arrangements, which are generally short-term, are accounted for at fair value or at amounts that approximate fair value, and include daily margin requirements to mitigate counterparty credit risk.

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, infrastructure, real estate entities and other investments. We also make unsecured loans to individuals through our online platform. Debt includes $14.23 billion and $17.29 billion as of December 2016 and December 2015, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value. Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. See Note 9 to the consolidated financial statements for further information about loans receivable.

Goldman Sachs 2016 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Other Assets. Other assets are generally less liquid, non-financial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of December 2016
Cash and cash equivalents	$107,066	$ 14,645	$ —	$ —	$121,711

Securities purchased under agreements to resell and federal funds sold	56,583	40,436	18,844	1,062	116,925

Securities borrowed	41,652	96,186	46,762	—	184,600

Receivables from brokers, dealers and clearing organizations	—	6,540	11,504	—	18,044

Receivables from customers and counterparties	—	26,286	18,088	3,406	47,780

Loans receivable	—	—	—	49,672	49,672

Financial instruments owned, at fair value	29,853	15,294	206,988	43,817	295,952
Subtotal	$235,154	$199,387	$302,186	$97,957	$834,684

Other assets					25,481
Total assets					$860,165
As of December 2015
Cash and cash equivalents	$ 75,105	$ 18,334	$ —	$ —	$ 93,439

Securities purchased under agreements to resell and federal funds sold	60,092	56,189	16,368	1,659	134,308

Securities borrowed	33,260	97,251	47,127	—	177,638

Receivables from brokers, dealers and clearing organizations	—	5,912	19,541	—	25,453

Receivables from customers and counterparties	—	24,077	20,435	1,918	46,430

Loans receivable	—	—	—	45,407	45,407

Financial instruments owned, at fair value	39,843	19,562	208,836	45,261	313,502
Subtotal	$208,300	$221,325	$312,307	$94,245	$836,177

Other assets					25,218
Total assets					$861,395

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2015 to December 2016.

Balance Sheet Analysis and Metrics

As of December 2016, total assets in our consolidated statements of financial condition were $860.17 billion, essentially unchanged from December 2015, reflecting an increase in cash and cash equivalents of $28.27 billion, offset by a decrease in financial instruments owned, at fair value of $17.55 billion and a net decrease in collateralized agreements of $10.42 billion. The increase in cash and cash equivalents was primarily due to an increase in deposits, reflecting the acquisition of GE Capital Bank’s online deposit platform. The decrease in financial instruments owned, at fair value primarily reflected decreases in U.S. government and federal agency obligations, equities and convertible debentures and money market instruments related to market-making activity, and the net decrease in collateralized agreements reflected the impact of firm and client activity.

As of December 2016, total liabilities in our consolidated statements of financial condition were $773.27 billion, essentially unchanged from December 2015, reflecting increases in deposits of $26.58 billion and unsecured long-term borrowings of $13.66 billion, offset by decreases in payables to customers and counterparties of $20.89 billion, securities sold under agreements to repurchase, at fair value of $14.25 billion, and other liabilities and accrued expenses of $4.53 billion. The increase in deposits reflected the acquisition of GE Capital Bank’s online deposit platform, and the increase in unsecured long-term borrowings was due to net new issuances. The decrease in payables to customers and counterparties reflected changes in client activity and the decrease in securities sold under agreements to repurchase, at fair value reflected the impact of firm and client activity. The decrease in other liabilities and accrued expenses primarily reflected payments related to the settlement agreement with the RMBS Working Group.

As of December 2016, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $71.82 billion, which was 5% lower and 9% lower than the daily average amount of repurchase agreements during the quarter ended and year ended December 2016, respectively. The decrease in our repurchase agreements relative to the daily average during 2016 resulted from the impact of firm and client activity at the end of the year.

68	Goldman Sachs 2016 Form 10-K

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

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of December
$ in millions	2016	2015
Total assets	$860,165	$861,395

Unsecured long-term borrowings	189,086	175,422

Total shareholders’ equity	86,893	86,728

Leverage ratio	9.9x	9.9x

Debt to equity ratio	2.2x	2.0x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the Tier 1 leverage ratio included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December
$ in millions, except per share amounts	2016	2015
Total shareholders’ equity	$ 86,893	$ 86,728

Less: Preferred stock	(11,203)	(11,200)
Common shareholders’ equity	75,690	75,528

Less: Goodwill and identifiable intangible assets	(4,095)	(4,148)
Tangible common shareholders’ equity	$ 71,595	$ 71,380
Book value per common share	$ 182.47	$ 171.03

Tangible book value per common share	172.60	161.64

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 414.8 million and 441.6 million as of December 2016 and December 2015, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings, demand and time deposits through internal and third-party broker-dealers, as well as from retail and institutional customers; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments and other methods.

Goldman Sachs 2016 Form 10-K	69

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of December 2016 and December 2015, secured funding included in “Collateralized financings” in the consolidated statements of financial condition was $100.86 billion and $114.44 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis, especially during times of market stress. Our secured funding, excluding funding collateralized by liquid government obligations, is primarily executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment-grade corporate debt securities, equities and convertible debentures and emerging market securities. Assets that are classified as level 3 in the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the consolidated financial statements for further information about the classification of financial instruments in the fair value hierarchy and “Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding included in “Collateralized financings” in the consolidated statements of financial condition, excluding funding that can only be collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of December 2016.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank (FHLB). As of December 2016, our outstanding borrowings against the FHLB were $2.43 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of December 2016.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	$9,127	$8,156	$4,858	$ 4,563	$ 26,704

2019	6,634	5,975	2,765	10,220	25,594

2020	4,480	7,495	5,475	959	18,409

2021	2,652	3,497	7,347	7,249	20,745

2022 - thereafter					97,634
Total					$189,086

The weighted average maturity of our unsecured long-term borrowings as of December 2016 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

70	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. Our deposits provide us with a diversified source of liquidity and reduce our reliance on wholesale funding. A growing source of our deposit base is comprised of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). As of December 2016 and December 2015, our deposits were $124.10 billion and $97.52 billion, respectively. See Note 14 to the consolidated financial statements for further information about our deposits.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings, including hybrid financial instruments, to finance liquid assets and for other cash management purposes. In light of regulatory developments, Group Inc. no longer issues debt with an original maturity of less than one year, other than to its subsidiaries.

As of December 2016 and December 2015, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $39.27 billion and $42.79 billion, respectively. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

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

Goldman Sachs 2016 Form 10-K	71

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

•

Stress Testing. Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST, and are designed to capture our specific vulnerabilities and risks. We provide additional information about our stress test processes and a summary of the results on our website as described in “Business — Available Information” in Part I, Item 1 of this Form 10-K.

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

We submitted our 2016 CCAR results in April 2016 and the Federal Reserve Board informed us that it did not object to our capital actions, including the potential repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the third quarter of 2016 through the second quarter of 2017. We published a summary of our annual DFAST results in June 2016. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

In September 2016, we submitted our semi-annual DFAST results to the Federal Reserve Board and subsequently published a summary of our internally developed severely adverse scenario results in October 2016. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

We are required to submit our 2017 CCAR results to the Federal Reserve Board by April 5, 2017.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2016 annual DFAST stress results to the Federal Reserve Board in April 2016 and published a summary of its results in June 2016. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

72	Goldman Sachs 2016 Form 10-K

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of December 2016, approximately two-thirds of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of December 2016, the remaining share authorization under our existing repurchase program was 26.6 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K and Note 19 to the consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

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

Goldman Sachs 2016 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of our senior unsecured obligations. Goldman, Sachs & Co. (GS&Co.) and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA and GSIB have also been assigned long- and short-term issuer ratings, as well as ratings on their long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

We calculate our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of December 2016 and December 2015.

See Note 20 to the consolidated financial statements for further information about our capital ratios as of December 2016 and December 2015, and for additional information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of December 2016, as well as the estimated minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	December 2016 Minimum Ratio	January 2019 Estimated Minimum Ratio
CET1 ratio	5.875%	9.5%

Tier 1 capital ratio	7.375%	11.0%

Total capital ratio	9.375%	13.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum ratios as of December 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent.

•

The estimated minimum ratios as of January 2019 reflect (i) the fully phased-in capital conservation buffer (2.5%), (ii) the fully phased-in G-SIB buffer (2.5%), and (iii) the counter-cyclical capital buffer of zero percent. The G-SIB buffer of 2.5% is estimated based on 2016 financial data, a reduction from the 3.0% buffer effective January 1, 2016. The G-SIB and counter-cyclical buffers in the future may differ from these estimates due to additional guidance from our regulators and/or positional changes. As a result, the minimum ratios we are subject to as of January 1, 2019 could be higher than the amounts presented in the table above.

•

As of December 2016, in order to meet the quantitative requirements for being “well-capitalized” under the Federal Reserve Board’s regulations, we must meet a higher required minimum Total capital ratio of 10.0%.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

See Note 20 to the consolidated financial statements for information about the capital conservation buffer, the current G-SIB buffer and the counter-cyclical capital buffer.

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

74	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of December
$ in millions	2016	2015
Common shareholders’ equity	$ 75,690	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,015)	(3,044)

Deductions for investments in nonconsolidated financial institutions	(765)	(2,274)

Other adjustments	(799)	(1,409)
Total Common Equity Tier 1	71,111	68,801
Preferred stock	11,203	11,200

Deduction for investments in covered funds	(445)	(413)

Other adjustments	(61)	(128)
Tier 1 capital	$ 81,808	$ 79,460
Standardized Tier 2 and Total capital
Tier 1 capital	$ 81,808	$ 79,460

Qualifying subordinated debt	14,566	15,132

Allowance for losses on loans and lending commitments	722	602

Other adjustments	(6)	(19)
Standardized Tier 2 capital	15,282	15,715
Standardized Total capital	$ 97,090	$ 95,175
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 81,808	$ 79,460

Standardized Tier 2 capital	15,282	15,715

Allowance for losses on loans and lending commitments	(722)	(602)
Basel III Advanced Tier 2 capital	14,560	15,113
Basel III Advanced Total capital	$ 96,368	$ 94,573
RWAs
Standardized	$507,807	$534,135

Basel III Advanced	560,786	587,319
CET1 ratio
Standardized	14.0%	12.9%

Basel III Advanced	12.7%	11.7%
Tier 1 capital ratio
Standardized	16.1%	14.9%

Basel III Advanced	14.6%	13.5%
Total capital ratio
Standardized	19.1%	17.8%

Basel III Advanced	17.2%	16.1%

Although the fully phased-in capital ratios are not applicable until 2019, we believe that the ratios in the table above are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. The fully phased-in Basel III Advanced and Standardized capital ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss the interpretation and application of this framework with our regulators.

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.67 billion and $3.66 billion as of December 2016 and December 2015, respectively, and identifiable intangible assets of $429 million and $491 million as of December 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.08 billion and $1.10 billion as of December 2016 and December 2015, respectively.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2015 to December 2016 primarily reflects reductions in our fund investments.

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

See Note 20 to the consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of December 2016 and December 2015.

Goldman Sachs 2016 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Supplementary Leverage Ratio

The Revised Capital Framework includes a supplementary leverage ratio requirement for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, which consists of total daily average assets for the quarter and certain off-balance-sheet exposures (which include a measure of derivatives exposures and commitments), less certain balance sheet deductions. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. bank holding companies deemed to be G-SIBs, effective on January 1, 2018.

As of December 2016 and December 2015, our supplementary leverage ratio was 6.4% and 5.9%, respectively, based on Tier 1 capital on a fully phased-in basis of $81.81 billion and $79.46 billion, respectively, divided by total leverage exposure of $1.27 trillion (consists of total daily average assets for the quarter of $884 billion and certain off-balance-sheet exposures of $392 billion, less certain balance sheet deductions of $5 billion) and $1.34 trillion (consists of total daily average assets for the quarter of $878 billion and certain off-balance-sheet exposures of $471 billion, less certain balance sheet deductions of $6 billion), respectively. Within total leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposures related to derivatives, secured financing transactions, commitments and guarantees.

This supplementary leverage ratio is based on our current interpretation and understanding of the U.S. federal bank regulatory agencies’ final rule and may evolve as we discuss the interpretation and application of this rule with our regulators.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter and certain off-balance-sheet exposures (which include a measure of derivatives exposures and commitments), less certain balance sheet deductions. As of December 2016, GS Bank USA’s supplementary leverage ratio was 7.3%, based on Tier 1 capital on a fully phased-in basis of $24.48 billion, divided by total leverage exposure of $333 billion (consists of total daily average assets for the quarter of $170 billion and certain off-balance-sheet exposures of $163 billion, less certain balance sheet deductions of $20 million). As of December 2015, GS Bank USA’s supplementary leverage ratio was 7.1%, based on Tier 1 capital on a fully phased-in basis of $23.02 billion, divided by total leverage exposure of $324 billion (total daily average assets for the quarter of $134 billion and certain off-balance-sheet exposures of $190 billion, less certain balance sheet deductions of $5 million). This supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

GSI. Our regulated U.K. broker-dealer, GSI, is one of our principal non-U.S. regulated subsidiaries and is regulated by the PRA and the Financial Conduct Authority. GSI is subject to the revised capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive (CRD IV) and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on Basel III.

76	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios.

	December 2016 Minimum Ratio	December 2015 Minimum Ratio
CET1 ratio	6.549%	6.1%

Tier 1 capital ratio	8.530%	8.2%

Total capital ratio	11.163%	10.9%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of December 2016, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.2%. Each of these ratios includes approximately 71 basis points attributable to profit for the year ended December 2016. These ratios will be finalized upon the completion of GSI’s 2016 audit. As of December 2015, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.6%.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets plus certain off-balance-sheet exposures (which include a measure of derivatives exposures, securities financing transactions and commitments), less Tier 1 capital deductions. Any required minimum ratio is expected to become effective for GSI no earlier than January 1, 2018. As of December 2016 and December 2015, GSI had a leverage ratio of 3.8% and 3.6%, respectively. The ratio as of December 2016 includes approximately 21 basis points attributable to profit for the year ended December 2016. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

Other Subsidiaries. The capital requirements of several of our subsidiaries may increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2016 and December 2015, Group Inc.’s equity investment in subsidiaries was $92.77 billion and $85.52 billion, respectively, compared with its total shareholders’ equity of $86.89 billion and $86.73 billion, respectively.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 to the consolidated financial statements for information about our net investment hedges, which are used to hedge this risk.

Guarantees of Subsidiaries. Group Inc. has guaranteed the payment obligations of GS&Co. and GS Bank USA, in each case subject to certain exceptions.

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

Goldman Sachs 2016 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See “Business — Regulation” in Part I, Item 1 of this Form 10-K for more information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios.

Volcker Rule

The provisions of the Dodd-Frank Act referred to as the “Volcker Rule” became effective in July 2015 (subject to a conformance period, as applicable). The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging, requires an extensive compliance program and includes additional reporting and record-keeping requirements. The initial implementation of these rules did not have a material impact on our financial condition, results of operations or cash flows. However, the rule is highly complex, and its impact may change as market practices further develop.

In addition to the prohibition on proprietary trading, the Volcker Rule limits the sponsorship of, and investment in, covered funds by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described in “Business — Regulation” in Part I, Item 1 of this Form 10-K. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital.

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

Our current investment in funds at NAV is $6.47 billion. In order to be compliant with the Volcker Rule, we will be required to reduce most of our interests in these funds by the end of the conformance period. See Note 6 to the consolidated financial statements for further information about our investment in funds at NAV and the conformance period for covered funds.

Although our net revenues from our interests in private equity, credit, real estate and hedge funds may vary from period to period, our aggregate net revenues from these investments were approximately 3% and 5% of our aggregate total net revenues over the last 10 years and 5 years, respectively.

Total Loss-Absorbing Capacity

In December 2016, the Federal Reserve Board adopted a final rule, which establishes new total loss-absorbing capacity (TLAC) and related requirements for U.S. bank holding companies designated as G-SIBs. The rule will be effective in January 2019, with no phase-in period, and has been designed so that, in the event of a G-SIB’s failure, there will be sufficient external loss-absorbing capacity available in order for authorities to implement an orderly resolution of the G-SIB. The rule (i) establishes minimum TLAC requirements, (ii) establishes minimum eligible long-term debt requirements, (iii) prohibits certain holding company transactions and (iv) caps the amount of G-SIB liabilities that are not eligible long-term debt.

We expect that we will be compliant with the TLAC requirements by the effective date. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about the Federal Reserve Board’s TLAC rule.

78	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Regulatory Developments

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

Under the CFTC final rules, inter-affiliate transactions are exempt from initial margin requirements with certain exceptions but variation margin requirements still apply. We expect that our margin requirements will continue to increase as the rules phase in. Japanese regulators have implemented broadly similar rules and regulators in other major jurisdictions are expected to do so over the next several quarters.

See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about regulations that may impact us in the future.

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

Goldman Sachs 2016 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents where information about our various off-balance-sheet arrangements may be found in this Form 10-K. In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

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

The table below presents our contractual obligations, commitments and guarantees by type.

	As of December
$ in millions	2016	2015
Amounts related to on-balance-sheet obligations
Time deposits	$ 27,394	$ 25,748

Secured long-term financings	8,405	10,520

Unsecured long-term borrowings	189,086	175,422

Contractual interest payments	54,552	59,327

Subordinated liabilities of consolidated VIEs	584	501

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	112,056	117,158

Contingent and forward starting resale and securities borrowing agreements	25,348	28,874

Forward starting repurchase and secured lending agreements	8,939	5,878

Letters of credit	373	249

Investment commitments	8,444	6,054

Other commitments	6,014	6,944

Minimum rental payments	1,941	2,575

Derivative guarantees	816,774	926,443

Securities lending indemnifications	33,403	31,902

Other financial guarantees	3,662	4,461

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

	As of December 2016
$ in millions	2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 11,896	$ 7,612	$ 7,886

Secured long-term financings	—	6,277	1,479	649

Unsecured long-term borrowings	—	52,298	39,154	97,634

Contractual interest payments	6,394	11,083	8,104	28,971

Subordinated liabilities of consolidated VIEs	—	—	—	584

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	22,358	24,905	58,412	6,381

Contingent and forward starting resale and securities borrowing agreements	25,348	—	—	—

Forward starting repurchase and secured lending agreements	8,939	—	—	—

Letters of credit	308	21	—	44

Investment commitments	6,713	415	108	1,208

Other commitments	5,756	200	15	43

Minimum rental payments	290	520	365	766

Derivative guarantees	432,328	261,676	71,264	51,506

Securities lending indemnifications	33,403	—	—	—

Other financial guarantees	1,064	763	1,662	173

80	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•

The 2017 column includes a total of $1.49 billion of investment commitments to covered funds (as defined by the Volcker Rule) subject to the Volcker Rule conformance period. We expect that substantially all of these commitments will not be called. See Note 6 to the consolidated financial statements for information about the Volcker Rule conformance period.

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

•

As of December 2016, unsecured long-term borrowings includes $7.43 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

As of December 2016, the aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $361 million and $1.56 billion, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2016, and includes stated coupons, if any, on structured notes.

See Notes 15 and 18 to the consolidated financial statements for further information about our short-term borrowings, and commitments and guarantees, respectively.
As of December 2016, our unsecured long-term borrowings were $189.09 billion, with maturities extending to 2056, and consisted principally of senior borrowings. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

As of December 2016, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $1.94 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. For 2016, we incurred exit costs of approximately $68 million related to office space held in excess of our current requirements. Additional occupancy expenses for excess office space were not material for 2016. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management

Risks are inherent in our business and include liquidity, market, credit, operational, model, legal, regulatory and reputational risks. For further information about our risk management processes, see “— Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management” and “— Model Risk Management” below and “Risk Factors” in Part I, Item 1A of this Form 10-K.

Goldman Sachs 2016 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Overview and Structure of Risk Management

Overview

We believe that effective risk management is of primary importance to our success. Accordingly, we have comprehensive risk management processes through which we monitor, evaluate and manage the risks we assume in conducting our activities. These include liquidity, market, credit, operational, model, legal, compliance, regulatory and reputational risk exposures. Our risk management framework is built around three core components: governance, processes and people.

Governance. Risk management governance starts with our Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk, operational risk and model risk from our independent control and support functions, including the chief risk officer, and on compliance risk from the head of Compliance, on legal and regulatory matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at our most senior levels, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior management, and senior managers in our revenue-producing units and independent control and support functions, lead and participate in risk-oriented committees. Independent control and support functions include Compliance, the Conflicts Resolution Group (Conflicts), Controllers, Credit Risk Management and Advisory (Credit Risk Management), Human Capital Management, Legal, Liquidity Risk Management and Analysis (Liquidity Risk Management), Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operations, Operational Risk Management and Analysis (Operational Risk Management), Tax, Technology and Treasury.

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

Processes. We maintain various processes and procedures that are critical components of our risk management. First and foremost is our daily discipline of marking substantially all of our inventory to current market levels. We carry our inventory at fair value, with changes in valuation reflected immediately in our risk management systems and in net revenues. We do so because we believe this discipline is one of the most effective tools for assessing and managing risk and that it provides transparent and realistic insight into our financial exposures.

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

82	Goldman Sachs 2016 Form 10-K

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

Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members.

In addition, independent control and support functions, which report to the chief executive officer, the presidents and co-chief operating officers, the chief financial officer or the chief risk officer, are responsible for day-to-day oversight or monitoring of risk, as illustrated in the chart below and as described in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

Goldman Sachs 2016 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below presents an overview of our risk management governance structure, including the reporting relationships of our independent control and support functions.

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

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by one of our presidents and co-chief operating officers (who is appointed as chair by the chief executive officer), and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Committee of the Board. This committee has also established certain committees that report to it, including divisional Client and Business Standards Committees and risk-related committees.

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

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as requiring mandatory escalation to the Firmwide Reputational Risk Committee or that otherwise have potential heightened reputational risk. This committee is chaired by one of our presidents and co-chief operating officers (who is appointed as chair by the chief executive officer), and the vice-chairs are the head of Compliance and the head of the Conflicts Resolution Group, who are appointed as vice-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

84	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. The Firmwide Risk Committee approves our risk limits framework, metrics and methodologies, reviews results of stress tests and scenario analyses, and provides oversight over model risk. This committee is co-chaired by our chief financial officer and our chief risk officer (who are appointed as co-chairs by the chief executive officer), and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is co-chaired by a deputy chief risk officer and the head of Credit Risk Management for our Securities Division, who are appointed as co-chairs by our chief risk officer.

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position and capitalization, approves related policies, and makes recommendations as to any adjustments to be made in light of current events, risks, exposures and regulatory requirements. As a part of such oversight, among other things, this committee reviews and approves balance sheet limits and the size of our GCLA. This committee is co-chaired by our chief risk officer and our global treasurer, who are appointed as co-chairs by the Firmwide Risk Committee.

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired by the head of our Merchant Banking Division, a co-head of our Securities Division and a deputy general counsel, who are appointed as co-chairs by our presidents and co-chief operating officers and our chief financial officer.

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by a deputy chief risk officer, who is appointed as chair by the Firmwide Risk Committee.

•

Firmwide Operational Risk Committee. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management. This committee is co-chaired by managing directors in Credit Risk Management and Operational Risk Management, who are appointed as co-chairs by our chief risk officer.

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

Goldman Sachs 2016 Form 10-K	85

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

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the chairman of the Financial Institutions Group in our Investment Banking Division, the co-head of the Industrials group in our Investment Banking Division, our chief underwriting officer, and a managing director in Risk Management, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

As a general matter, Conflicts reviews financing and advisory assignments in Investment Banking and certain investing, lending and other activities of the firm. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. Conflicts reports to one of our presidents and co-chief operating officers.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

86	Goldman Sachs 2016 Form 10-K

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

Liquidity Risk Management is an independent risk management function responsible for control and oversight of our liquidity risk management framework, including stress testing and limit governance. Liquidity Risk Management is independent of the revenue-producing units and Treasury, and reports to our chief risk officer.

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

Goldman Sachs 2016 Form 10-K	87

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2016, Group Inc. had $30.09 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $36.94 billion invested in GSI, a regulated U.K. broker-dealer; $2.62 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $26.61 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.77 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $97.77 billion of unsubordinated loans (including secured loans of $49.90 billion), and $19.60 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of December 2016. In addition, as of December 2016, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

88	Goldman Sachs 2016 Form 10-K

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

Goldman Sachs 2016 Form 10-K	89

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

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

Long-Term Stress Testing. We utilize a longer-term stress test to take a forward view on our liquidity position through a prolonged stress period in which we experience a severe liquidity stress and recover in an environment that continues to be challenging. We are focused on ensuring conservative asset-liability management to prepare for a prolonged period of potential stress, seeking to maintain a long-dated and diversified funding profile, taking into consideration the characteristics and liquidity profile of our assets.

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

90	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Limits

We use liquidity limits at various levels and across liquidity risk types to manage the size of our liquidity exposures. Limits are measured relative to acceptable levels of risk given our liquidity risk tolerance. The purpose of the firmwide limits is to assist senior management in monitoring and controlling our overall liquidity profile.

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of the condition of the financial markets and the firm, we believe our liquidity position as of both December 2016 and December 2015 was appropriate. As of December 2016 and December 2015, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $226.07 billion and $199.12 billion, respectively. The increase in our GCLA from December 2015 to December 2016 is primarily a result of the acquisition of GE Capital Bank’s online deposit platform in April 2016. See Note 14 to the consolidated financial statements for further information about this acquisition. The fair value of our GCLA averaged $211.10 billion and $187.75 billion for the years ended December 2016 and December 2015, respectively.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Year Ended December
$ in millions	2016	2015
U.S. dollar-denominated	$155,123	$132,415

Non-U.S. dollar-denominated	55,980	55,333
Total	$211,103	$187,748

The U.S. dollar-denominated GCLA is composed of (i) unencumbered U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits. The non-U.S. dollar-denominated GCLA is composed of only unencumbered German, French, Japanese and U.K. government obligations and certain overnight cash deposits in highly liquid currencies. We strictly limit our GCLA to this narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The table below presents the average fair value of our GCLA by asset class.

	Average for the Year Ended December
$ in millions	2016	2015
Overnight cash deposits	$ 92,336	$ 61,407

U.S. government obligations	68,708	69,562

U.S. federal agency obligations	13,645	11,413

German, French, Japanese and U.K. government obligations	36,414	45,366
Total	$211,103	$187,748

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

The table below presents the average GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the Year Ended December
$ in millions	2016	2015
Group Inc.	$ 43,638	$ 41,284

Major broker-dealer subsidiaries	86,519	89,510

Major bank subsidiaries	80,946	56,954
Total	$211,103	$187,748

Goldman Sachs 2016 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. Beginning in January 2016, to be consistent with changes in the manner in which management views unencumbered assets, we included certain loans within our unencumbered assets. The fair value of our unencumbered assets averaged $142.33 billion and $90.36 billion for the years ended December 2016 and December 2015, respectively. Had these loans been included as of December 2015, the fair value of our unencumbered assets would have increased by $44.45 billion. We do not consider these assets liquid enough to be eligible for our GCLA.

Liquidity Regulatory Framework

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies call for a liquidity coverage ratio (LCR) designed to ensure that banking organizations maintain an adequate level of unencumbered high-quality liquid assets (HQLA) based on expected net cash outflows under an acute short-term liquidity stress scenario. Our GCLA is substantially the same in composition as the assets that qualify as HQLA under these rules.

The LCR became effective in the U.S. on January 1, 2015, with a phase-in period whereby firms had an 80% minimum in 2015, which increased by 10% per year until 2017. In December 2016, the Federal Reserve Board issued a final rule that requires bank holding companies to disclose, on a quarterly basis beginning with the second quarter of 2017, LCR averages over the quarter, quantitative and qualitative information on certain components of the LCR calculation and projected net cash outflows. For the three months ended December 2016, our average LCR exceeded the fully phased-in minimum requirement, based on our interpretation and understanding of the finalized framework, which may evolve as we review our interpretation and application with our regulators.

In addition, in the second quarter of 2016, the U.S. federal bank regulatory agencies issued a proposed rule that calls for a net stable funding ratio (NSFR) for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed NSFR requirement has an effective date of January 1, 2018, including quarterly disclosure of the ratio, as well as a description of the banking organization’s stable funding sources. Based on our interpretation of the current proposal, we estimate that as of December 2016, our NSFR was slightly lower than the proposed requirement; however, we expect that we will be compliant with the requirement by the effective date.

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

•

GSI. The LCR rule issued by the U.K. regulatory authorities became effective in the U.K. on October 1, 2015, with a phase-in period whereby certain financial institutions, including GSI, were required to have an 80% minimum ratio initially, increasing to 90% on January 1, 2017 and 100% on January 1, 2018.

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

92	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of this Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I).

As of December 2016
	DBRS		Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle	)	F1	P-2	A-2	a-1

Long-term Debt	A (high	)	A	A3	BBB+	A

Subordinated Debt	A		A-	Baa2	BBB-	A-

Trust Preferred	A		BBB-	Baa3	BB	N/A

Preferred Stock	BBB (high	)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for Trust Preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for Preferred Stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of December 2016
	Fitch	Moody’s	S&P
GS Bank USA
Short-term Debt	F1	P-1	A-1

Long-term Debt	A+	A1	A+

Short-term Bank Deposits	F1+	P-1	N/A

Long-term Bank Deposits	AA-	A1	N/A

Ratings Outlook	Stable	Stable	Stable
GSIB
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A+

Short-term Bank Deposits	F1	P-1	N/A

Long-term Bank Deposits	A	A1	N/A

Ratings Outlook	Stable	Stable	Stable
GS&Co.
Short-term Debt	F1	N/A	A-1

Long-term Debt	A+	N/A	A+

Ratings Outlook	Stable	N/A	Stable
GSI
Short-term Debt	F1	P-1	A-1

Long-term Debt	A	A1	A+

Ratings Outlook	Stable	Stable	Stable

During the fourth quarter of 2016, Fitch changed the outlook of GSIB and GSI from positive to stable. Additionally, S&P upgraded the long-term debt ratings of GS Bank USA, GSIB, GS&Co. and GSI from A to A+, and changed the outlook from watch positive to stable.

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

Certain of our derivatives have been transacted under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming a downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. We manage our GCLA to ensure we would, among other potential requirements, be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

The table below presents the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called at the reporting date by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of December
$ in millions	2016	2015
Additional collateral or termination payments:
One-notch downgrade	$ 677	$1,061

Two-notch downgrade	2,216	2,689

Goldman Sachs 2016 Form 10-K	93

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

Year Ended December 2016. Our cash and cash equivalents increased by $28.27 billion to $121.71 billion at the end of 2016. We generated $9.27 billion in net cash from investing activities, primarily from net cash acquired in business acquisitions. We generated $19.00 billion in net cash from financing activities and operating activities, primarily from increases in deposits and from net issuances of unsecured long-term borrowings, partially offset by repurchases of common stock.

Year Ended December 2015. Our cash and cash equivalents increased by $18.41 billion to $93.44 billion at the end of 2015. We used $18.57 billion in net cash for investing activities, primarily due to funding of loans receivable. We generated $36.99 billion in net cash from financing activities and operating activities primarily from net issuances of long-term borrowings and bank deposits, partially offset by repurchases of common stock.

Year Ended December 2014. Our cash and cash equivalents decreased by $3.84 billion to $75.03 billion at the end of 2014. We used $22.84 billion in net cash for operating and investing activities, which reflects an initiative to reduce our balance sheet, and the funding of loans receivable. We generated $19.00 billion in net cash from financing activities from an increase in bank deposits and net proceeds from issuances of unsecured long-term borrowings, partially offset by repurchases of common stock.

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

Market Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our market risk. We monitor and control risks through strong firmwide oversight and independent control and support functions across our global businesses.

Managers in revenue-producing units and Market Risk Management discuss market information, positions and estimated risk and loss scenarios on an ongoing basis. Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

94	Goldman Sachs 2016 Form 10-K

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

Risk Measures

Market Risk Management produces risk measures and monitors them against established market risk limits. These measures reflect an extensive range of scenarios and the results are aggregated at product, business and firmwide levels.

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

Goldman Sachs 2016 Form 10-K	95

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

Limits. We use risk limits at various levels (including firmwide, business and product) to govern risk appetite by controlling the size of our exposures to market risk. Limits are set based on VaR and on a range of stress tests relevant to our exposures. Limits are reviewed frequently and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve market risk limits and sub-limits at firmwide, business and product levels, consistent with our risk appetite. In addition, Market Risk Management (through delegated authority from the Risk Governance Committee) sets market risk limits and sub-limits at certain product and desk levels.

The purpose of the firmwide limits is to assist senior management in controlling our overall risk profile. Sub-limits are set below the approved level of risk limits. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

Our market risk limits are monitored daily by Market Risk Management, which is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded.

When a risk limit has been exceeded (e.g., due to positional changes or changes in market conditions, such as increased volatilities or changes in correlations), it is escalated to senior managers in Market Risk Management and/or the appropriate risk committee. Such instances are remediated by an inventory reduction and/or a temporary or permanent increase to the risk limit.

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

See “Model Risk Management” for further information about the review and validation of these models.

96	Goldman Sachs 2016 Form 10-K

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

The table below presents average daily VaR.

$ in millions	Year Ended December
	2016	2015	2014
Risk Categories
Interest rates	$ 45	$ 47	$ 51

Equity prices	25	26	26

Currency rates	21	30	19

Commodity prices	17	20	21

Diversification effect	(45)	(47)	(45)
Total	$ 63	$ 76	$ 72

Our average daily VaR decreased to $63 million in 2016 from $76 million in 2015, primarily reflecting a decrease in the currency rates category, principally due to reduced exposures, and a decrease in the commodity prices category due to lower levels of volatility and reduced exposures.

Our average daily VaR increased to $76 million in 2015 from $72 million in 2014, reflecting an increase in the currency rates category due to higher levels of volatility, partially offset by a decrease in the interest rates category due to decreased exposures.

The table below presents period-end VaR.

$ in millions	As of December
	2016	2015	2014
Risk Categories
Interest rates	$ 45	$ 43	$ 53

Equity prices	34	24	19

Currency rates	23	31	24

Commodity prices	19	17	23

Diversification effect	(39)	(48)	(42)
Total	$ 82	$ 67	$ 77

Our daily VaR increased to $82 million as of December 2016 from $67 million as of December 2015, primarily reflecting an increase in the equity prices category, principally due to increased exposures, and a decrease in the diversification benefit across risk categories, partially offset by a decrease in the currency rates category, principally due to lower levels of volatility.

Our daily VaR decreased to $67 million as of December 2015 from $77 million as of December 2014, primarily reflecting decreases in the interest rates and commodity prices categories due to decreased exposures, and an increase in the diversification benefit across risk categories. In addition, the currency rates and equity prices categories increased due to higher levels of volatility.

During 2016 and 2014, the firmwide VaR risk limit was not exceeded, raised or reduced. During 2015, the firmwide VaR risk limit was temporarily raised on two occasions in order to facilitate client transactions. Separately, in March 2015, the firmwide VaR risk limit was reduced, reflecting lower risk utilization over the last year.

The table below presents high and low VaR by risk category.

$ in millions	Year Ended December 2016
	High	Low
Risk Categories
Interest rates	$64	$34

Equity prices	36	19

Currency rates	40	10

Commodity prices	28	13

The high and low total VaR was $83 million and $47 million, respectively, for the year ended December 2016.

Goldman Sachs 2016 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for 2016.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2016 and 2015 (i.e., a VaR exception) and exceeded our 95% one-day VaR on one occasion during 2014.

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

10% Sensitivity Measures. The table below presents market risk for positions that are not included in VaR. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions. Equity positions below relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds. Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans. These equity and debt positions in our consolidated statements of financial condition are included in “Financial instruments owned, at fair value.” See Note 6 to the consolidated financial statements for further information about cash instruments. These measures do not reflect diversification benefits across asset categories or across other market risk measures.

$ in millions	As of December
	2016	2015	2014
Asset Categories
Equity	$2,085	$2,157	$2,132

Debt	1,702	1,479	1,686
Total	$3,787	$3,636	$3,818

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $2 million and $3 million (including hedges) as of December 2016 and December 2015, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $25 million and $17 million as of December 2016 and December 2015, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

98	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Interest Rate Sensitivity. “Loans receivable” as of December 2016 and December 2015 were $49.67 billion and $45.41 billion, respectively, substantially all of which had floating interest rates. As of December 2016 and December 2015, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $405 million and $396 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of December 2016 and December 2015, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

In addition, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets.” Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the consolidated financial statements for further information about “Other assets.”

Financial Statement Linkages to Market Risk Measures

We employ a variety of risk measures, each described in the respective sections above, to monitor market risk across the consolidated statements of financial condition and consolidated statements of earnings. The related gains and losses on these positions are included in “Market making,” “Other principal transactions,” “Interest income” and “Interest expense” in the consolidated statements of earnings, and “Debt valuation adjustment” in the consolidated statements of comprehensive income.

The table below presents certain categories in our consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories on the consolidated statements of financial condition are incorporated in more than one risk measure.

Categories on the Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Collateralized agreements • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables • Certain secured loans, at fair value • Loans receivable	• VaR • Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Deposits, at fair value	• Credit Spread Sensitivity —Financial Liabilities
Collateralized financings • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity —Financial Liabilities

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

Goldman Sachs 2016 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Credit Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk. The Credit Policy Committee and the Firmwide Risk Committee establish and review credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk Management.

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent control and support functions such as operations, legal and compliance.

As part of the risk assessment process, Credit Risk Management performs credit reviews, which include initial and ongoing analyses of our counterparties. For substantially all of our credit exposures, the core of our process is an annual counterparty credit review. A credit review is an independent analysis of the capacity and willingness of a counterparty to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the counterparty’s industry, and the economic environment. Senior personnel within Credit Risk Management, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.

Our risk assessment process may also include, where applicable, reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors.

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

We use credit limits at various levels (e.g., counterparty, economic group, industry and country) as well as underwriting standards to control the size and nature of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations. The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve credit risk limits at firmwide, business and product levels. Credit Risk Management (through delegated authority from the Risk Governance Committee) sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Risk Committee, the Risk Governance Committee and the Credit Policy Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

100	Goldman Sachs 2016 Form 10-K

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

We perform stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc basis in response to market developments. Stress tests are conducted jointly with our market and liquidity risk functions.

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

Credit Exposures

As of December 2016, our credit exposures increased as compared with December 2015, primarily reflecting an increase in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2015, reflecting an increase in investment-grade credit exposure related to cash deposits with central banks and a decrease in non-investment-grade loans and lending commitments. During 2016, the number of counterparty defaults increased as compared with 2015 and such defaults primarily occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were higher compared with 2015 and were not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks. Unrestricted cash was $107.06 billion and $75.11 billion as of December 2016 and December 2015, respectively, and excludes cash segregated for regulatory and other purposes of $14.65 billion and $18.33 billion as of December 2016 and December 2015, respectively.

Goldman Sachs 2016 Form 10-K	101

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2016
Less than 1 year	$ 24,840	$ 3,983	$ 28,823

1 - 5 years	30,801	3,676	34,477

Greater than 5 years	85,951	4,599	90,550
Total	141,592	12,258	153,850

Netting	(96,493)	(6,232)	(102,725)
OTC derivative assets	$ 45,099	$ 6,026	$ 51,125
Net credit exposure	$ 28,879	$ 4,922	$ 33,801
As of December 2015
Less than 1 year	$ 23,950	$ 3,965	$ 27,915

1 - 5 years	35,249	6,749	41,998

Greater than 5 years	85,394	4,713	90,107
Total	144,593	15,427	160,020

Netting	(103,087)	(6,507)	(109,594)
OTC derivative assets	$ 41,506	$ 8,920	$ 50,426
Net credit exposure	$ 27,001	$ 7,368	$ 34,369

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.
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

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of December 2016
Less than 1 year	$ 332	$ 4,907	$ 12,595	$ 7,006	$ 24,840

1 - 5 years	862	6,898	12,814	10,227	30,801

Greater than 5 years	3,182	42,400	19,682	20,687	85,951
Total	4,376	54,205	45,091	37,920	141,592

Netting	(1,860)	(40,095)	(31,644)	(22,894)	(96,493)
OTC derivative assets	$ 2,516	$ 14,110	$ 13,447	$ 15,026	$ 45,099
Net credit exposure	$ 2,283	$ 8,366	$ 8,401	$ 9,829	$ 28,879
As of December 2015
Less than 1 year	$ 411	$ 6,059	$ 10,051	$ 7,429	$ 23,950

1 - 5 years	1,214	10,374	16,995	6,666	35,249

Greater than 5 years	3,205	40,879	20,507	20,803	85,394
Total	4,830	57,312	47,553	34,898	144,593

Netting	(2,202)	(40,872)	(36,847)	(23,166)	(103,087)
OTC derivative assets	$ 2,628	$ 16,440	$ 10,706	$ 11,732	$ 41,506
Net credit exposure	$ 2,427	$ 10,269	$ 6,652	$ 7,653	$ 27,001

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of December 2016
Less than 1 year	$ 3,661	$322	$ 3,983

1 - 5 years	3,653	23	3,676

Greater than 5 years	4,437	162	4,599
Total	11,751	507	12,258

Netting	(6,207)	(25)	(6,232)
OTC derivative assets	$ 5,544	$482	$ 6,026
Net credit exposure	$ 4,569	$353	$ 4,922
As of December 2015
Less than 1 year	$ 3,657	$308	$ 3,965

1 - 5 years	6,505	244	6,749

Greater than 5 years	4,434	279	4,713
Total	14,596	831	15,427

Netting	(6,472)	(35)	(6,507)
OTC derivative assets	$ 8,124	$796	$ 8,920
Net credit exposure	$ 6,769	$599	$ 7,368

102	Goldman Sachs 2016 Form 10-K

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $29 billion and $27 billion as of December 2016 and December 2015, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both December 2016 and December 2015, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $31 billion and $33 billion as of December 2016 and December 2015, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 44% and 44% in the Americas, approximately 42% and 45% in EMEA, and approximately 14% and 11% in Asia as of December 2016 and December 2015, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. We also purchase performing and distressed loans backed by residential real estate and consumer loans. The gross exposure related to such loans and lending commitments was approximately $28 billion as of both December 2016 and December 2015. The regional breakdown of our net credit exposure related to these activities was approximately 90% and 84% in the Americas, approximately 8% and 14% in EMEA, and approximately 2% and 2% in Asia as of December 2016 and December 2015, respectively. The fair value of the collateral received against such loans and lending commitments generally exceeded the gross carrying amount as of both December 2016 and December 2015.

Goldman Sachs 2016 Form 10-K	103

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

	Cash as of December
$ in millions	2016	2015
Credit Exposure by Industry
Funds	$ 138	$ 176

Financial Institutions	11,836	12,799

Sovereign	95,092	62,130
Total	$107,066	$75,105
Credit Exposure by Region
Americas	$ 80,381	$54,846

EMEA	16,099	8,496

Asia	10,586	11,763
Total	$107,066	$75,105
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 83,899	$55,626

AA	8,784	4,286

A	13,344	14,243

BBB	971	855

BB or lower	68	95
Total	$107,066	$75,105

	OTC Derivatives as of December
$ in millions	2016	2015
Credit Exposure by Industry
Funds	$ 13,294	$10,899

Financial Institutions	14,116	11,314

Consumer, Retail & Healthcare	773	1,553

Sovereign	7,019	7,566

Municipalities & Nonprofit	2,959	3,984

Natural Resources & Utilities	3,707	4,846

Real Estate	85	205

Technology, Media & Telecommunications	4,188	1,839

Diversified Industrials	2,529	5,008

Other (including Special Purpose Vehicles)	2,455	3,212
Total	$ 51,125	$50,426
Credit Exposure by Region
Americas	$ 19,629	$17,724

EMEA	26,536	27,113

Asia	4,960	5,589
Total	$ 51,125	$50,426
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,516	$ 2,628

AA	14,110	16,440

A	13,447	10,706

BBB	15,026	11,732

BB or lower	5,544	8,124

Unrated	482	796
Total	$ 51,125	$50,426

	Loans and Lending Commitments as of December
$ in millions	2016	2015
Credit Exposure by Industry
Funds	$ 3,854	$ 2,595

Financial Institutions	13,630	14,063

Consumer, Retail & Healthcare	30,007	31,944

Sovereign	902	419

Municipalities & Nonprofit	709	628

Natural Resources & Utilities	25,694	24,476

Real Estate	13,034	15,045

Technology, Media & Telecommunications	33,232	36,444

Diversified Industrials	20,847	20,047

Other (including Special Purpose Vehicles)	12,301	13,941
Total	$154,210	$159,602
Credit Exposure by Region
Americas	$115,145	$121,271

EMEA	35,044	33,061

Asia	4,021	5,270
Total	$154,210	$159,602
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,135	$ 4,148

AA	8,375	7,716

A	29,227	27,212

BBB	43,151	43,937

BB or lower	69,745	76,049

Unrated	577	540
Total	$154,210	$159,602

Selected Exposures

The section below provides information about our credit and market exposure to certain countries that have had heightened focus due to recent events and broad market concerns. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. Market exposure represents the potential for loss in value of our long and short inventory due to changes in market prices.

Current levels of oil prices continue to raise concerns about Venezuela and Nigeria, and their sovereign debt. The political situation in Iraq has led to ongoing concerns about its economic stability. The debt crisis in Mozambique has resulted in the suspension of its funding by the International Monetary Fund and the World Bank, as well as credit rating downgrades. In addition, currency trading restrictions in Malaysia have negatively impacted investor confidence and raised concerns about the potential for further restrictions.

Our total credit and market exposure to each of Iraq, Venezuela, Nigeria, Mozambique and Malaysia as of December 2016 was not material.

104	Goldman Sachs 2016 Form 10-K

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

Operational Risk Management Process

Managing operational risk requires timely and accurate information as well as a strong control culture. We seek to manage our operational risk through:

•	Training, supervision and development of our people;

•	Active participation of senior management in identifying and mitigating our key operational risks;

•

Independent control and support functions that monitor operational risk on a daily basis, and implementation of extensive policies and procedures, and controls designed to prevent the occurrence of operational risk events;

•	Proactive communication between our revenue producing units and our independent control and support functions; and

•	A network of systems to facilitate the collection of data used to analyze and assess our operational risk exposure.

We combine top-down and bottom-up approaches to manage and measure operational risk. From a top-down perspective, our senior management assesses firmwide and business-level operational risk profiles. From a bottom-up perspective, revenue-producing units and independent control and support functions are responsible for risk identification and risk management on a day-to-day basis, including escalating operational risks to senior management.

Our operational risk management framework is in part designed to comply with the operational risk measurement rules under the Revised Capital Framework and has evolved based on the changing needs of our businesses and regulatory guidance.

Goldman Sachs 2016 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our operational risk management framework comprises the following practices:

•	Risk identification and assessment;

•	Risk measurement; and

•	Risk monitoring and reporting.

Internal Audit performs an independent review of our operational risk management framework, including our key controls, processes and applications, on an annual basis to assess the effectiveness of our framework.

Risk Identification and Assessment

The core of our operational risk management framework is risk identification and assessment. We have a comprehensive data collection process, including firmwide policies and procedures, for operational risk events.

We have established policies that require our revenue-producing units and our independent control and support functions to report and escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.

In addition, our systems capture internal operational risk event data, key metrics such as transaction volumes, and statistical information such as performance trends. We use an internally developed operational risk management application to aggregate and organize this information. One of our key risk identification and assessment tools is an operational risk and control self-assessment process which is performed by managers from both revenue-producing units and independent control and support functions. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.

Risk Measurement

We measure our operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative assessments of the potential frequency and extent of potential operational risk losses, for each of our businesses. Operational risk measurement incorporates qualitative and quantitative assessments of factors including:

•	Internal and external operational risk event data;

•	Assessments of our internal controls;
•	Evaluations of the complexity of our business activities;

•	The degree of and potential for automation in our processes;

•	New activity information;

•	The legal and regulatory environment;

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties; and

•	Liquidity of the capital markets and the reliability of the infrastructure that supports the capital markets.

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses ultimately are used in the determination of the appropriate level of operational risk capital to hold.

Risk Monitoring and Reporting

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

We also provide periodic operational risk reports to senior management, risk committees and the Board. In addition, we have established thresholds to monitor the impact of an operational risk event, including single loss events and cumulative losses over a twelve-month period, as well as escalation protocols. We also provide periodic operational risk reports, which include incidents that breach escalation thresholds, to senior management, firmwide and divisional risk committees and the Risk Committee of the Board.

Model Review and Validation

The statistical models utilized by Operational Risk Management are subject to independent review and validation by Model Risk Management. See “Model Risk Management” for further information about the review and validation of these models.

106	Goldman Sachs 2016 Form 10-K

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

Goldman Sachs 2016 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As of December 31, 2016, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2016 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 109, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2016.

108	Goldman Sachs 2016 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of earnings, statements of comprehensive income, statements of changes in shareholders’ equity and statements of cash flows present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 108. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 24, 2017

Goldman Sachs 2016 Form 10-K	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2016	2015	2014
Revenues
Investment banking	$ 6,273	$ 7,027	$ 6,464

Investment management	5,407	5,868	5,748

Commissions and fees	3,208	3,320	3,316

Market making	9,933	9,523	8,365

Other principal transactions	3,200	5,018	6,588
Total non-interest revenues	28,021	30,756	30,481

Interest income	9,691	8,452	9,604

Interest expense	7,104	5,388	5,557
Net interest income	2,587	3,064	4,047
Net revenues, including net interest income	30,608	33,820	34,528
Operating expenses
Compensation and benefits	11,647	12,678	12,691

Brokerage, clearing, exchange and distribution fees	2,555	2,576	2,501

Market development	457	557	549

Communications and technology	809	806	779

Depreciation and amortization	998	991	1,337

Occupancy	788	772	827

Professional fees	882	963	902

Other expenses	2,168	5,699	2,585
Total non-compensation expenses	8,657	12,364	9,480
Total operating expenses	20,304	25,042	22,171
Pre-tax earnings	10,304	8,778	12,357

Provision for taxes	2,906	2,695	3,880
Net earnings	7,398	6,083	8,477

Preferred stock dividends	311	515	400
Net earnings applicable to common shareholders	$ 7,087	$ 5,568	$ 8,077
Earnings per common share
Basic	$ 16.53	$ 12.35	$ 17.55

Diluted	16.29	12.14	17.07

Average common shares
Basic	427.4	448.9	458.9

Diluted	435.1	458.6	473.2

The accompanying notes are an integral part of these consolidated financial statements.

110	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2016	2015	2014
Net earnings	$7,398	$6,083	$8,477

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(60)	(114)	(109)

Debt valuation adjustment	(544)	—	—

Pension and postretirement liabilities	(199)	139	(102)

Cash flow hedges	—	—	(8)
Other comprehensive income/(loss)	(803)	25	(219)
Comprehensive income	$6,595	$6,108	$8,258

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2016 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
$ in millions, except per share amounts	2016	2015
Assets
Cash and cash equivalents	$121,711	$ 93,439

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $116,077 as of December 2016 and $132,853 as of December 2015, at fair value)	116,925	134,308

Securities borrowed (includes $82,398 as of December 2016 and $75,340 as of December 2015, at fair value)	184,600	177,638

Receivables:
Brokers, dealers and clearing organizations	18,044	25,453

Customers and counterparties (includes $3,266 as of December 2016 and $4,992 as of December 2015, at fair value)	47,780	46,430

Loans receivable	49,672	45,407

Financial instruments owned, at fair value (includes $51,278 as of December 2016 and $54,426 as of December 2015, pledged as collateral)	295,952	313,502

Other assets	25,481	25,218
Total assets	$860,165	$861,395
Liabilities and shareholders’ equity
Deposits (includes $13,782 as of December 2016 and $14,680 as of December 2015, at fair value)	$124,098	$ 97,519

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	71,816	86,069

Securities loaned (includes $2,647 as of December 2016 and $466 as of December 2015, at fair value)	7,524	3,614

Other secured financings (includes $21,073 as of December 2016 and $23,207 as of December 2015, at fair value)	21,523	24,753

Payables:
Brokers, dealers and clearing organizations	4,386	5,406

Customers and counterparties	184,069	204,956

Financial instruments sold, but not yet purchased, at fair value	117,143	115,248

Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $14,792 as of December 2016 and $17,743 as of December 2015, at fair value)	39,265	42,787

Unsecured long-term borrowings (includes $29,410 as of December 2016 and $22,273 as of December 2015, at fair value)	189,086	175,422

Other liabilities and accrued expenses (includes $621 as of December 2016 and $1,253 as of December 2015, at fair value)	14,362	18,893
Total liabilities	773,272	774,667

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,203 as of December 2016 and $11,200 as of December 2015	11,203	11,200

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 873,608,100 shares issued as of December 2016 and 863,976,731 shares issued as of December 2015, and 392,632,230 shares outstanding as of December 2016 and 419,480,736 shares outstanding as of December 2015	9	9

Share-based awards	3,914	4,151

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	52,638	51,340

Retained earnings	89,039	83,386

Accumulated other comprehensive loss	(1,216)	(718)

Stock held in treasury, at cost, par value $0.01 per share; 480,975,872 shares as of December 2016 and 444,495,997 shares as of December 2015	(68,694)	(62,640)
Total shareholders’ equity	86,893	86,728
Total liabilities and shareholders’ equity	$860,165	$861,395

The accompanying notes are an integral part of these consolidated financial statements.

112	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2016	2015	2014
Preferred stock
Beginning balance	$ 11,200	$ 9,200	$ 7,200

Issued	1,325	2,000	2,000

Redeemed	(1,322)	—	—
Ending balance	11,203	11,200	9,200

Common stock
Beginning balance	9	9	8

Issued	—	—	1
Ending balance	9	9	9

Share-based awards
Beginning balance	4,151	3,766	3,839

Issuance and amortization of share-based awards	2,143	2,308	2,079

Delivery of common stock underlying share-based awards	(2,068)	(1,742)	(1,725)

Forfeiture of share-based awards	(102)	(72)	(92)

Exercise of share-based awards	(210)	(109)	(335)
Ending balance	3,914	4,151	3,766

Additional paid-in capital
Beginning balance	51,340	50,049	48,998

Delivery of common stock underlying share-based awards	2,282	2,092	2,206

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,121)	(1,198)	(1,922)

Preferred stock issuance costs, net	(10)	(7)	(20)

Excess net tax benefit related to share-based awards	147	406	788

Cash settlement of share-based awards	—	(2)	(1)
Ending balance	52,638	51,340	50,049

Retained earnings
Beginning balance, as previously reported	83,386	78,984	71,961

Reclassification of cumulative debt valuation adjustment, net of tax, to accumulated other comprehensive loss	(305)	—	—
Beginning balance, adjusted	83,081	78,984	71,961

Net earnings	7,398	6,083	8,477

Dividends and dividend equivalents declared on common stock and share-based awards	(1,129)	(1,166)	(1,054)

Dividends declared on preferred stock	(577)	(515)	(400)

Preferred stock redemption discount	266	—	—
Ending balance	89,039	83,386	78,984

Accumulated other comprehensive loss
Beginning balance, as previously reported	(718)	(743)	(524)

Reclassification of cumulative debt valuation adjustment, net of tax, from retained earnings	305	—	—
Beginning balance, adjusted	(413)	(743)	(524)

Other comprehensive income/(loss)	(803)	25	(219)
Ending balance	(1,216)	(718)	(743)

Stock held in treasury, at cost
Beginning balance	(62,640)	(58,468)	(53,015)

Repurchased	(6,069)	(4,195)	(5,469)

Reissued	22	32	49

Other	(7)	(9)	(33)
Ending balance	(68,694)	(62,640)	(58,468)
Total shareholders’ equity	$ 86,893	$ 86,728	$ 82,797

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2016 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2016	2015	2014
Cash flows from operating activities
Net earnings	$ 7,398	$ 6,083	$ 8,477

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	998	991	1,337

Deferred income taxes	551	425	495

Share-based compensation	2,111	2,272	2,085

Loss/(gain) related to extinguishment of junior subordinated debt	3	(34)	(289)

Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	(15,813)	19,132	12,328

Collateralized transactions (excluding other secured financings), net	78	(14,825)	(52,793)

Financial instruments owned, at fair value	15,253	16,078	25,881

Financial instruments sold, but not yet purchased, at fair value	1,960	(16,835)	4,642

Other, net	(6,969)	(5,417)	(10,095)
Net cash provided by/(used for) operating activities	5,570	7,870	(7,932)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,876)	(1,833)	(678)

Proceeds from sales of property, leasehold improvements and equipment	381	228	30

Net cash acquired in/(used for) business acquisitions	14,922	(1,808)	(1,732)

Proceeds from sales of investments	1,512	1,019	1,514

Loans receivable, net	(4,669)	(16,180)	(14,043)
Net cash provided by/(used for) investing activities	9,270	(18,574)	(14,909)

Cash flows from financing activities
Unsecured short-term borrowings, net	(1,506)	(369)	1,659

Other secured financings (short-term), net	(808)	(867)	(837)

Proceeds from issuance of other secured financings (long-term)	4,186	10,349	6,900

Repayment of other secured financings (long-term), including the current portion	(7,375)	(6,502)	(7,636)

Purchase of APEX, senior guaranteed securities and trust preferred securities	(1,171)	(1)	(1,611)

Proceeds from issuance of unsecured long-term borrowings	50,763	44,595	39,857

Repayment of unsecured long-term borrowings, including the current portion	(36,557)	(29,520)	(28,138)

Derivative contracts with a financing element, net	2,115	(47)	643

Deposits, net	10,058	14,639	12,201

Common stock repurchased	(6,078)	(4,135)	(5,469)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,706)	(1,681)	(1,454)

Proceeds from issuance of preferred stock, net of issuance costs	1,303	1,993	1,980

Proceeds from issuance of common stock, including exercise of share-based awards	6	259	123

Excess tax benefit related to share-based awards	202	407	782

Cash settlement of share-based awards	—	(2)	(1)
Net cash provided by financing activities	13,432	29,118	18,999
Net increase/(decrease) in cash and cash equivalents	28,272	18,414	(3,842)

Cash and cash equivalents, beginning balance	93,439	75,025	78,867
Cash and cash equivalents, ending balance	$121,711	$ 93,439	$ 75,025

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $7.14 billion, $4.82 billion and $6.43 billion, and cash payments for income taxes, net of refunds, were $1.06 billion, $2.65 billion and $3.05 billion for 2016, 2015 and 2014, respectively.

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during 2016:

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and liabilities of approximately $200 million. See Note 3 for further information.

•	The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments.

•	The firm exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•	The firm exchanged $127 million of senior guaranteed trust securities for $124 million of the firm’s junior subordinated debt.

Non-cash activities during 2015:

•	The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests for $296 million of the firm’s junior subordinated debt.

Non-cash activities during 2014:

•	The firm exchanged $1.58 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities for $1.87 billion of the firm’s junior subordinated debt.

•	The firm sold certain consolidated investments and provided seller financing, which resulted in a non-cash increase to loans receivable of $115 million.

The accompanying notes are an integral part of these consolidated financial statements.

114	Goldman Sachs 2016 Form 10-K

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, directly and indirectly through funds that the firm manages, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. The firm also makes unsecured loans to individuals through its online platform.

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

All references to 2016, 2015 and 2014 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2016, December 31, 2015 and December 31, 2014, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2016 Form 10-K	115

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

116	Goldman Sachs 2016 Form 10-K

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, the provisions for losses that may arise from litigation, regulatory proceedings (including governmental investigations) and tax audits, and the allowance for losses on loans and lending commitments held for investment. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Goldman Sachs 2016 Form 10-K	117

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2016 and December 2015, “Cash and cash equivalents” included $11.15 billion and $14.71 billion, respectively, of cash and due from banks, and $110.56 billion and $78.73 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of December 2016 and December 2015, $14.65 billion and $18.33 billion, respectively, of “Cash and cash equivalents” were segregated for regulatory and other purposes. See “Recent Accounting Developments” for further information.

In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2016 and December 2015.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of December 2016 and December 2015, the firm’s receivables from customers and counterparties included $2.60 billion and $2.35 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of December 2016 and December 2015, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2016 and December 2015. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2016 and December 2015. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

118	Goldman Sachs 2016 Form 10-K

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

Recent Accounting Developments

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU, as amended, provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services, guidance on accounting for certain contract costs, and new disclosures.

The ASU is effective for the firm in January 2018 under a modified retrospective approach or retrospectively to all periods presented. The firm’s implementation efforts include identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. As a result of adopting this ASU, the firm may, among other things, be required to recognize incentive fees earlier than under the firm’s current revenue recognition policy, which defers recognition until all contingencies are resolved. The firm may also be required to change the current presentation of certain costs from a net presentation within net revenues to a gross basis, or vice versa. Based on implementation work to date, the firm does not currently expect that the ASU will have a material impact on its financial condition, results of operations or cash flows on the date of adoption.

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASC 810). In August 2014, the FASB issued ASU No. 2014-13, “Consolidation (Topic 810) — Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (CFE).” This ASU provides an alternative to reflect changes in the fair value of the financial assets and the financial liabilities of the CFE by measuring either the fair value of the assets or liabilities, whichever is more observable, and provides new disclosure requirements for those electing this approach.

The firm adopted the ASU in January 2016. Adoption of the ASU did not materially affect the firm’s financial condition, results of operations or cash flows.

Goldman Sachs 2016 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amendments to the Consolidation Analysis (ASC 810). In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” This ASU eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception for certain investments in money market funds. It also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities.

The firm adopted the ASU in January 2016, using a modified retrospective approach. The impact of adoption was a net reduction to both total assets and total liabilities of approximately $200 million, substantially all included in “Financial instruments owned, at fair value” and in “Other liabilities and accrued expenses,” respectively. Adoption of this ASU did not have an impact on the firm’s results of operations. See Note 12 for further information about the adoption.

Simplifying the Presentation of Debt Issuance Costs (ASC 835). In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” This ASU simplifies the presentation of debt issuance costs by requiring that these costs related to a recognized debt liability be presented in the statements of financial condition as a direct reduction from the carrying amount of that liability.

The firm early adopted the ASU in September 2015, using a modified retrospective approach. Adoption of the ASU did not materially affect the firm’s financial condition, results of operations or cash flows.

Improvements to Employee Share-Based Payment Accounting (ASC 718). In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings rather than directly to additional paid-in-capital. This change has no impact on total shareholders’ equity and is required to be adopted prospectively. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and this change is generally required to be applied retrospectively. The ASU also allows for forfeitures to be recorded when they occur rather than estimated over the vesting period. This change is required to be applied on a modified retrospective basis.

The firm adopted the ASU in January 2017 and the impact of the restricted stock unit (RSU) deliveries and option exercises in the first quarter of 2017 is estimated to be a reduction to the provision for taxes of approximately $450 million that will be recognized in the condensed consolidated statements of earnings. This amount may vary in future periods depending upon, among other things, the number of RSUs delivered and their change in value since grant. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in-capital. Other provisions of the ASU will not have a material impact on the firm’s financial condition, results of operations or cash flows.

Simplifying the Accounting for Measurement-Period Adjustments (ASC 805). In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments.” This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.

The firm adopted the ASU in January 2016. Adoption of the ASU did not materially affect the firm’s financial condition, results of operations or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825). In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Topic 825) — Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. It includes a requirement to present separately in other comprehensive income changes in fair value attributable to a firm’s own credit spreads (debt valuation adjustment or DVA), net of tax, on financial liabilities for which the fair value option was elected.

120	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The ASU is effective for the firm in January 2018. Early adoption is permitted under a modified retrospective approach for the requirements related to DVA. In January 2016, the firm early adopted this ASU for the requirements related to DVA, and reclassified the cumulative DVA, a gain of $305 million (net of tax), from retained earnings to accumulated other comprehensive loss. The firm does not expect the adoption of the remaining provisions of the ASU to have a material impact on its financial condition, results of operations or cash flows.

Leases (ASC 842). In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements.

The ASU is effective for the firm in January 2019 under a modified retrospective approach. Early adoption is permitted. The firm’s implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. The firm expects a gross up on its consolidated statements of financial condition upon recognition of the right-of-use assets and lease liabilities and does not expect the amount of the gross up to have a material impact on its financial condition.

Measurement of Credit Losses on Financial Instruments (ASC 326). In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (CECL) model and amending certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination.

Under CECL, the allowance for losses for financial assets that are measured at amortized cost should reflect management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, an initial allowance would be recorded for expected credit losses and recognized as an increase to the purchase price rather than as an expense. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.

The ASU is effective for the firm in January 2020 under a modified retrospective approach. Early adoption is permitted in January 2019. Adoption of the ASU will result in earlier recognition of credit losses and an increase in the recorded allowance for certain purchased loans with deterioration in credit quality since origination with a corresponding increase to their gross carrying value. The impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the disclosure and classification of certain items within the statement of cash flows.

The ASU is effective for the firm in January 2018 under a retrospective approach. Early adoption is permitted. Since the ASU only impacts classification in the statements of cash flows, adoption will not affect the firm’s cash and cash equivalents.

Clarifying the Definition of a Business (ASC 805). In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business.” The ASU amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an asset acquisition or a business combination. The ASU is effective for the firm in January 2018 under a prospective approach. Early adoption is permitted. The firm is still evaluating the effect of the ASU on its financial condition, results of operations and cash flows.

Goldman Sachs 2016 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Cash (ASC 230). In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash.” This ASU requires that cash segregated for regulatory and other purposes be included in cash and cash equivalents disclosed in the statements of cash flows and is required to be applied retrospectively.

The firm early adopted the ASU in December 2016 and reclassified cash segregated for regulatory and other purposes into “Cash and cash equivalents” disclosed in the consolidated statements of cash flows. The impact of adoption was a decrease of $3.69 billion, an increase of $909 million and a decrease of $309 million for the years ended December 2016, December 2015 and December 2014, respectively, to “Net cash provided by/(used for) operating activities.”

In December 2016, to be consistent with the presentation of segregated cash in the consolidated statements of cash flows under the ASU, the firm reclassified amounts previously included in “Cash and securities segregated for regulatory and other purposes” into “Cash and cash equivalents,” “Securities purchased under agreements to resell and federal funds sold,” “Securities borrowed” and “Financial instruments owned, at fair value,” in the consolidated statements of financial condition. Previously reported amounts in the consolidated statements of financial condition and notes to the consolidated financial statements have been conformed to the current presentation.

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

The table below presents the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of December 2016
Money market instruments	$ 1,319	$ —

U.S. government and federal agency obligations	57,657	16,627

Non-U.S. government and agency obligations	29,381	20,502

Loans and securities backed by:
Commercial real estate	3,842	—

Residential real estate	12,195	3

Corporate loans and debt securities	28,659	6,570

State and municipal obligations	1,059	—

Other debt obligations	1,358	1

Equities and convertible debentures	94,692	25,941

Commodities	5,653	—

Investments in funds at NAV	6,465	—
Subtotal	242,280	69,644

Derivatives	53,672	47,499
Total	$295,952	$117,143
As of December 2015
Money market instruments	$ 4,683	$ —

U.S. government and federal agency obligations	63,844	15,516

Non-U.S. government and agency obligations	31,772	14,973

Loans and securities backed by:
Commercial real estate	4,975	4

Residential real estate	13,183	2

Corporate loans and debt securities	28,804	6,584

State and municipal obligations	992	2

Other debt obligations	1,595	2

Equities and convertible debentures	98,072	31,394

Commodities	3,935	—

Investments in funds at NAV	7,757	—
Subtotal	259,612	68,477

Derivatives	53,890	46,771
Total	$313,502	$115,248

In the table above, money market instruments include commercial paper, certificates of deposit and time deposits. Substantially all money market instruments have a maturity of less than one year.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

	Year Ended December
$ in millions	2016	2015	2014
Product Type
Interest rates	$ (1,979)	$ (1,360)	$ (5,316)

Credit	1,854	920	2,982

Currencies	6,158	3,345	6,566

Equities	2,873	5,515	2,683

Commodities	1,027	1,103	1,450
Market making	9,933	9,523	8,365
Other principal transactions	3,200	5,018	6,588
Total	$13,133	$14,541	$14,953

122	Goldman Sachs 2016 Form 10-K

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

The best evidence of fair value is a quoted price in an active market. If quoted prices in active markets are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use market-based or independently sourced inputs including, but not limited to, interest rates, volatilities, equity or debt prices, foreign exchange rates, commodity prices, credit spreads and funding spreads (i.e., the spread or difference between the interest rate at which a borrower could finance a given financial instrument relative to a benchmark interest rate).

U.S. GAAP has a three-level fair value hierarchy for disclosure of fair value measurements. This hierarchy prioritizes inputs to the valuation techniques used to measure fair value, giving the highest priority to level 1 inputs and the lowest priority to level 3 inputs. A financial instrument’s level in this hierarchy is based on the lowest level of input that is significant to its fair value measurement. In evaluating the significance of a valuation input, the firm considers, among other factors, a portfolio’s net risk exposure to that input. The fair value hierarchy is as follows:

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

Goldman Sachs 2016 Form 10-K	123

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

	As of December
$ in millions	2016	2015
Total level 1 financial assets	$135,401	$153,051

Total level 2 financial assets	419,585	432,445

Total level 3 financial assets	23,280	24,046

Investments in funds at NAV	6,465	7,757

Counterparty and cash collateral netting	(87,038)	(90,612)
Total financial assets at fair value	$497,693	$526,687
Total assets	$860,165	$861,395

Total level 3 financial assets divided by:
Total assets	2.7%	2.8%

Total financial assets at fair value	4.7%	4.6%
Total level 1 financial liabilities	$ 62,504	$ 59,798

Total level 2 financial liabilities	232,027	245,759

Total level 3 financial liabilities	21,448	16,812

Counterparty and cash collateral netting	(44,695)	(41,430)
Total financial liabilities at fair value	$271,284	$280,939
Total level 3 financial liabilities divided by total financial liabilities at fair value	7.9%	6.0%

In the table above, total assets includes $835 billion and $836 billion as of December 2016 and December 2015, respectively, that is carried at fair value or at amounts that generally approximate fair value.

The table below presents a summary of level 3 financial assets.

	As of December
$ in millions	2016	2015
Cash instruments	$ 18,035	$ 18,131

Derivatives	5,190	5,870

Other financial assets	55	45
Total	$ 23,280	$ 24,046

Level 3 financial assets as of December 2016 slightly decreased compared with December 2015, primarily reflecting a decrease in level 3 derivative assets. The decrease in level 3 derivative assets was primarily attributable to settlements and transfers out of level 3 of certain credit derivative assets. See Notes 6 through 8 for further information about level 3 financial assets.

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government and agency obligations, mortgage-backed loans and securities, corporate loans and debt securities, equities and convertible debentures, investments in funds at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

Level 1 Cash Instruments

Level 1 cash instruments include certain money market instruments, U.S. government obligations, most non-U.S. government obligations, certain government agency obligations, certain corporate debt securities and actively traded listed equities. These instruments are valued using quoted prices for identical unrestricted instruments in active markets.

The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.

Level 2 Cash Instruments

Level 2 cash instruments include most money market instruments, most government agency obligations, certain non-U.S. government obligations, most mortgage-backed loans and securities, most corporate loans and debt securities, most state and municipal obligations, most other debt obligations, restricted or less liquid listed equities, commodities and certain lending commitments.

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

124	Goldman Sachs 2016 Form 10-K

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

Corporate Loans and Debt Securities. Corporate loans and debt securities includes bank loans and bridge loans and corporate debt securities. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

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

Equities and Convertible Debentures. Equities and convertible debentures include private equity investments and investments in real estate. Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

•	Industry multiples (primarily EBITDA multiples) and public comparables;

•	Transactions in similar instruments;

Goldman Sachs 2016 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Discounted cash flow techniques; and

•	Third-party appraisals.

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy. In the tables below:

•	Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 188	$ 1,131	$ —	$ 1,319

U.S. government and federal agency obligations	35,254	22,403	—	57,657

Non-U.S. government and agency obligations	22,433	6,933	15	29,381

Loans and securities backed by:
Commercial real estate	—	2,197	1,645	3,842

Residential real estate	—	11,350	845	12,195

Corporate loans and debt securities	215	23,804	4,640	28,659

State and municipal obligations	—	960	99	1,059

Other debt obligations	—	830	528	1,358

Equities and convertible debentures	77,276	7,153	10,263	94,692

Commodities	—	5,653	—	5,653
Subtotal	$135,366	$82,414	$18,035	$235,815

Investments in funds at NAV				6,465
Total cash instrument assets				$242,280
Liabilities
U.S. government and federal agency obligations	$ (16,615)	$ (12)	$ —	$ (16,627)

Non-U.S. government and agency obligations	(19,137)	(1,364)	(1)	(20,502)

Loans and securities backed by residential real estate	—	(3)	—	(3)

Corporate loans and debt securities	(2)	(6,524)	(44)	(6,570)

Other debt obligations	—	(1)	—	(1)

Equities and convertible debentures	(25,768)	(156)	(17)	(25,941)
Total cash instrument liabilities	$ (61,522)	$ (8,060)	$ (62)	$ (69,644)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 2,725	$ 1,958	$ —	$ 4,683

U.S. government and federal agency obligations	42,306	21,538	—	63,844

Non-U.S. government and agency obligations	26,500	5,260	12	31,772

Loans and securities backed by:
Commercial real estate	—	3,051	1,924	4,975

Residential real estate	—	11,418	1,765	13,183

Corporate loans and debt securities	218	23,344	5,242	28,804

State and municipal obligations	—	891	101	992

Other debt obligations	—	1,057	538	1,595

Equities and convertible debentures	81,252	8,271	8,549	98,072

Commodities	—	3,935	—	3,935
Subtotal	$153,001	$80,723	$18,131	$251,855

Investments in funds at NAV				7,757
Total cash instrument assets				$259,612
Liabilities
U.S. government and federal agency obligations	$ (15,455)	$ (61)	$ —	$ (15,516)

Non-U.S. government and agency obligations	(13,522)	(1,451)	—	(14,973)

Loans and securities backed by:
Commercial real estate	—	(4)	—	(4)

Residential real estate	—	(2)	—	(2)

Corporate loans and debt securities	(2)	(6,456)	(126)	(6,584)

State and municipal obligations	—	(2)	—	(2)

Other debt obligations	—	(1)	(1)	(2)

Equities and convertible debentures	(30,790)	(538)	(66)	(31,394)
Total cash instrument liabilities	$ (59,769)	$ (8,515)	$ (193)	$ (68,477)

126	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the tables above:

•

Total cash instrument assets include collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $461 million and $405 million in level 2, and $624 million and $774 million in level 3 as of December 2016 and December 2015, respectively.

•

Level 3 equities and convertible debenture assets include $9.44 billion and $7.69 billion of private equity investments, $374 million and $308 million of investments in real estate entities, and $451 million and $552 million of convertible debentures as of December 2016 and December 2015, respectively.

•	Money market instruments include commercial paper, certificates of deposit and time deposits.

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of December
$ in millions	2016		2015
Loans and securities backed by commercial real estate
Level 3 assets	$1,645		$1,924

Yield	3.7% to 23.0% (13.0%	)	3.5% to 22.0% (11.8%	)

Recovery rate	8.9% to 99.0% (60.6%	)	19.6% to 96.5% (59.4%	)

Duration (years)	0.8 to 6.2 (2.1)		0.3 to 5.3 (2.3)

Basis (points)	N/A		(11) to 4 ((2))
Loans and securities backed by residential real estate
Level 3 assets	$845		$1,765

Yield	0.8% to 15.6% (8.7%	)	3.2% to 17.0% (7.9%	)

Cumulative loss rate	8.9% to 47.1% (24.2%	)	4.6% to 44.2% (27.3%	)

Duration (years)	1.1 to 16.1 (7.3)		1.5 to 13.8 (7.0)
Corporate loans and debt securities
Level 3 assets	$4,640		$5,242

Yield	2.5% to 25.0% (10.3%	)	1.6% to 36.6% (10.7%	)

Recovery rate	0.0% to 85.0% (56.5%	)	0.0% to 85.6% (54.8%	)

Duration (years)	0.6 to 15.7 (2.9)		0.7 to 6.1 (2.5)
Equities and convertible debentures
Level 3 assets	$10,263		$8,549

Multiples	0.8x to 19.7x (6.8x	)	0.7x to 21.4x (6.4x	)

Discount rate/yield	6.5% to 25.0% (16.0%	)	7.1% to 20.0% (14.8%	)

Growth rate	N/A		3.0% to 5.2% (4.5%	)

Capitalization rate	4.2% to 12.5% (6.8%	)	5.5% to 12.5% (7.6%	)
Other cash instruments
Level 3 assets	$642		$651

Yield	1.9% to 14.0% (8.8%	)	0.9% to 17.9% (8.7%	)

Recovery rate	0.0% to 93.0% (61.4%	)	2.7% to 35.5% (25.0%	)

Duration (years)	0.9 to 12.0 (4.3)		1.1 to 11.4 (7.0)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.
•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•	Equities and convertible debentures include private equity investments and investments in real estate entities. Growth rate includes long-term growth rate and compound annual growth rate.

•	Basis (points) and growth rate were not significant to the valuation of level 3 assets as of December 2016.

•

Loans and securities backed by commercial and residential real estate, corporate loans and debt securities and other cash instruments are valued using discounted cash flows, and equities and convertible debentures are valued using market comparables and discounted cash flows.

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

During 2016, transfers into level 2 from level 1 of cash instruments were $135 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during 2016 were $267 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

Goldman Sachs 2016 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2015, transfers into level 2 from level 1 of cash instruments were $260 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during 2015 were $283 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities. In the table below:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are categorized as level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•	Purchases include originations and secondary purchases.

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

	Year Ended December
$ in millions	2016	2015
Total cash instrument assets
Beginning balance	$18,131	$28,650

Net realized gains/(losses)	574	957

Net unrealized gains/(losses)	397	701

Purchases	3,072	3,840

Sales	(2,326)	(3,842)

Settlements	(3,503)	(6,472)

Transfers into level 3	3,405	1,798

Transfers out of level 3	(1,715)	(7,501)
Ending balance	$18,035	$18,131
Total cash instrument liabilities
Beginning balance	$ (193)	$ (244)

Net realized gains/(losses)	20	(28)

Net unrealized gains/(losses)	19	(21)

Purchases	91	205

Sales	(49)	(38)

Settlements	(7)	(14)

Transfers into level 3	(12)	(116)

Transfers out of level 3	69	63
Ending balance	$ (62)	$ (193)

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Year Ended December
$ in millions	2016	2015
Loans and securities backed by commercial real estate
Beginning balance	$ 1,924	$ 3,275

Net realized gains/(losses)	60	120

Net unrealized gains/(losses)	(19)	44

Purchases	331	566

Sales	(320)	(598)

Settlements	(617)	(1,569)

Transfers into level 3	510	351

Transfers out of level 3	(224)	(265)
Ending balance	$ 1,645	$ 1,924
Loans and securities backed by residential real estate
Beginning balance	$ 1,765	$ 2,545

Net realized gains/(losses)	60	150

Net unrealized gains/(losses)	26	34

Purchases	298	564

Sales	(791)	(609)

Settlements	(278)	(327)

Transfers into level 3	73	188

Transfers out of level 3	(308)	(780)
Ending balance	$ 845	$ 1,765
Corporate loans and debt securities
Beginning balance	$ 5,242	$10,606

Net realized gains/(losses)	261	406

Net unrealized gains/(losses)	34	(234)

Purchases	1,078	1,279

Sales	(645)	(1,668)

Settlements	(1,823)	(3,152)

Transfers into level 3	1,023	752

Transfers out of level 3	(530)	(2,747)
Ending balance	$ 4,640	$ 5,242
Equities and convertible debentures
Beginning balance	$ 8,549	$11,108

Net realized gains/(losses)	158	251

Net unrealized gains/(losses)	371	844

Purchases	1,122	1,295

Sales	(412)	(744)

Settlements	(634)	(1,193)

Transfers into level 3	1,732	466

Transfers out of level 3	(623)	(3,478)
Ending balance	$10,263	$ 8,549
Other cash instruments
Beginning balance	$ 651	$ 1,116

Net realized gains/(losses)	35	30

Net unrealized gains/(losses)	(15)	13

Purchases	243	136

Sales	(158)	(223)

Settlements	(151)	(231)

Transfers into level 3	67	41

Transfers out of level 3	(30)	(231)
Ending balance	$ 642	$ 651

128	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2016. The net realized and unrealized gains on level 3 cash instrument assets of $971 million (reflecting $574 million of net realized gains and $397 million of net unrealized gains) for 2016 include gains/(losses) of approximately $(311) million, $625 million and $657 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets of $397 million for 2016 primarily reflected gains on private equity investments, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during 2016 primarily reflected transfers of certain private equity investments, corporate loans and debt securities, and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2016 primarily reflected transfers of certain private equity investments, corporate loans and debt securities, and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Year Ended December 2015. The net realized and unrealized gains on level 3 cash instrument assets of $1.66 billion (reflecting $957 million of net realized gains and $701 million of net unrealized gains) for 2015 include gains/(losses) of approximately $(142) million, $1.08 billion and $718 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets of $701 million for 2015 primarily reflected gains on private equity investments, principally driven by company-specific events and strong corporate performance.

Transfers into level 3 during 2015 primarily reflected transfers of certain corporate loans and debt securities, private equity investments and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2015 primarily reflected transfers of certain private equity investments, corporate loans and debt securities, and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain corporate loans and debt securities to level 2 principally due to certain unobservable yield and duration inputs not being significant to the valuation of these instruments.

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

Goldman Sachs 2016 Form 10-K	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period for investments in, and relationships with, covered funds that were in place prior to December 2013 through July 2017, and in December 2016 permitted banking entities to apply for an extension of up to an additional five years for legacy “illiquid funds” (as defined by the Volcker Rule). The firm has applied for this extension for substantially all of its investments in, and relationships with, covered funds in the table below. To the extent that the firm does not receive an extension, the firm will be required to sell its interests in such funds by July 2017. If that occurs, the firm will likely receive a value for its interests that is significantly less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2016
Private equity funds	$4,628	$1,393

Credit funds	421	166

Hedge funds	410	—

Real estate funds	1,006	272
Total	$6,465	$1,831
As of December 2015
Private equity funds	$5,414	$2,057

Credit funds	611	344

Hedge funds	560	—

Real estate funds	1,172	296
Total	$7,757	$2,697

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

Market-Making. As a market maker, the firm enters into derivative transactions to provide liquidity to clients and to facilitate the transfer and hedging of their risks. In this role, the firm typically acts as principal and is required to commit capital to provide execution, and maintains inventory in response to, or in anticipation of, client demand.

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

130	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present the gross fair value and the notional amount of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of December 2016		As of December 2015
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 443	$ 382	$ 310	$ 280

OTC-cleared	189,471	168,946	211,272	192,401

Bilateral OTC	309,037	289,491	345,516	321,458
Total interest rates	498,951	458,819	557,098	514,139
OTC-cleared	4,837	4,811	5,203	5,596

Bilateral OTC	21,530	18,770	35,679	31,179
Total credit	26,367	23,581	40,882	36,775
Exchange-traded	36	176	183	204

OTC-cleared	796	798	165	128

Bilateral OTC	111,032	106,318	96,660	99,235
Total currencies	111,864	107,292	97,008	99,567
Exchange-traded	3,219	3,187	2,997	3,623

OTC-cleared	189	197	232	233

Bilateral OTC	8,945	10,487	17,445	17,215
Total commodities	12,353	13,871	20,674	21,071
Exchange-traded	8,576	8,064	9,372	7,908

Bilateral OTC	39,516	45,826	37,788	38,290
Total equities	48,092	53,890	47,160	46,198
Subtotal	697,627	657,453	762,822	717,750
Accounted for as hedges
OTC-cleared	4,347	156	4,567	85

Bilateral OTC	4,180	10	6,660	20
Total interest rates	8,527	166	11,227	105
OTC-cleared	30	40	24	6

Bilateral OTC	55	64	116	27
Total currencies	85	104	140	33
Subtotal	8,612	270	11,367	138
Total gross fair value	$ 706,239	$ 657,723	$ 774,189	$ 717,888
Offset in the consolidated statements of financial condition
Exchange-traded	$ (9,727)	$ (9,727)	$ (9,398)	$ (9,398)

OTC-cleared	(171,864)	(171,864)	(194,928)	(194,928)

Bilateral OTC	(385,647)	(385,647)	(426,841)	(426,841)
Total counterparty netting	(567,238)	(567,238)	(631,167)	(631,167)
OTC-cleared	(27,560)	(2,940)	(26,151)	(3,305)

Bilateral OTC	(57,769)	(40,046)	(62,981)	(36,645)
Total cash collateral netting	(85,329)	(42,986)	(89,132)	(39,950)
Total amounts offset	$(652,567)	$(610,224)	$(720,299)	$(671,117)
Included in the consolidated statements of financial condition
Exchange-traded	$ 2,547	$ 2,082	$ 3,464	$ 2,617

OTC-cleared	246	144	384	216

Bilateral OTC	50,879	45,273	50,042	43,938
Total	$ 53,672	$ 47,499	$ 53,890	$ 46,771
Not offset in the consolidated statements of financial condition
Cash collateral	$ (535)	$ (2,085)	$ (498)	$ (1,935)
Securities collateral	(15,518)	(10,224)	(14,008)	(10,044)
Total	$ 37,619	$ 35,190	$ 39,384	$ 34,792

	Notional Amounts as of December
$ in millions	2016	2015
Not accounted for as hedges
Exchange-traded	$ 4,425,532	$ 4,402,843

OTC-cleared	16,646,145	20,738,687

Bilateral OTC	11,131,442	12,953,830
Total interest rates	32,203,119	38,095,360
OTC-cleared	378,432	339,244

Bilateral OTC	1,045,913	1,552,806
Total credit	1,424,345	1,892,050
Exchange-traded	13,800	13,073

OTC-cleared	62,799	14,617

Bilateral OTC	5,576,748	5,461,940
Total currencies	5,653,347	5,489,630
Exchange-traded	227,707	203,465

OTC-cleared	3,506	2,839

Bilateral OTC	196,899	230,750
Total commodities	428,112	437,054
Exchange-traded	605,335	528,419

Bilateral OTC	959,112	927,078
Total equities	1,564,447	1,455,497
Subtotal	41,273,370	47,369,591
Accounted for as hedges
OTC-cleared	55,328	51,446

Bilateral OTC	36,607	62,022
Total interest rates	91,935	113,468
OTC-cleared	1,703	1,333

Bilateral OTC	8,544	8,615
Total currencies	10,247	9,948
Subtotal	102,182	123,416
Total notional amount	$41,375,552	$47,493,007

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives includes derivative assets and derivative liabilities of $19.92 billion and $20.79 billion, respectively, as of December 2016, and derivative assets and derivative liabilities of $17.09 billion and $18.16 billion, respectively, as of December 2015, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs 2016 Form 10-K	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A clearing organization adopted a rule change in the first quarter of 2017 that requires transactions to be considered settled each day. Certain other clearing organizations allow for similar treatment. To the extent transactions with these clearing organizations are considered settled, the impact would be a reduction in gross interest rate and credit derivative assets and liabilities, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated statements of financial condition.

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

132	Goldman Sachs 2016 Form 10-K

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

Goldman Sachs 2016 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting, included in the consolidated statements of financial condition.

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 46	$ 506,818	$ 614	$ 507,478

Credit	—	21,388	4,979	26,367

Currencies	—	111,762	187	111,949

Commodities	—	11,950	403	12,353

Equities	1	47,667	424	48,092
Gross fair value	47	699,585	6,607	706,239

Counterparty netting within levels	(12)	(564,100)	(1,417)	(565,529)
Subtotal	$ 35	$ 135,485	$ 5,190	$ 140,710

Cross-level counterparty netting				(1,709)

Cash collateral netting				(85,329)
Net fair value				$ 53,672
Liabilities
Interest rates	$ (27)	$(457,963)	$ (995)	$ (458,985)

Credit	—	(21,106)	(2,475)	(23,581)

Currencies	—	(107,212)	(184)	(107,396)

Commodities	—	(13,541)	(330)	(13,871)

Equities	(967)	(49,083)	(3,840)	(53,890)
Gross fair value	(994)	(648,905)	(7,824)	(657,723)

Counterparty netting within levels	12	564,100	1,417	565,529
Subtotal	$(982)	$ (84,805)	$(6,407)	$ (92,194)

Cross-level counterparty netting				1,709

Cash collateral netting				42,986
Net fair value				$ (47,499)

	As of December 2015
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 4	$ 567,761	$ 560	$ 568,325

Credit	—	34,832	6,050	40,882

Currencies	—	96,959	189	97,148

Commodities	—	20,087	587	20,674

Equities	46	46,491	623	47,160
Gross fair value	50	766,130	8,009	774,189

Counterparty netting within levels	—	(627,548)	(2,139)	(629,687)
Subtotal	$ 50	$ 138,582	$ 5,870	$ 144,502

Cross-level counterparty netting				(1,480)

Cash collateral netting				(89,132)
Net fair value				$ 53,890
Liabilities
Interest rates	$ (11)	$(513,275)	$ (958)	$ (514,244)

Credit	—	(33,518)	(3,257)	(36,775)

Currencies	—	(99,377)	(223)	(99,600)

Commodities	—	(20,222)	(849)	(21,071)

Equities	(18)	(43,953)	(2,227)	(46,198)
Gross fair value	(29)	(710,345)	(7,514)	(717,888)

Counterparty netting within levels	—	627,548	2,139	629,687
Subtotal	$ (29)	$ (82,797)	$(5,375)	$ (88,201)

Cross-level counterparty netting				1,480

Cash collateral netting				39,950
Net fair value				$ (46,771)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

	Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of December
$ in millions	2016	2015
Interest rates, net	$(381)	$(398)

Correlation	(10)% to 86% (56%/60%)	(25)% to 92% (53%/55%)

Volatility (bps)	31 to 151 (84/57)	31 to 152 (84/57)
Credit, net	$2,504	$2,793

Correlation	35% to 91% (65%/68%)	46% to 99% (68%/66%)

Credit spreads (bps)	1 to 993 (122/73)	1 to 1,019 (129/86)

Upfront credit points	0 to 100 (43/35)	0 to 100 (41/40)

Recovery rates	1% to 97% (58%/70%)	2% to 97% (58%/70%)
Currencies, net	$3	$(34)

Correlation	25% to 70% (50%/55%)	25% to 70% (50%/51%)
Commodities, net	$73	$(262)

Volatility	13% to 68% (33%/33%)	11% to 77% (35%/34%)

Natural gas spread	$(1.81) to $4.33 ($(0.14)/$(0.05))	$(1.32) to $4.15 ($(0.05)/$(0.01))

Oil spread	$(19.72) to $64.92 ($25.30/$16.43)	$(10.64) to $65.29 ($3.34/$(3.31))
Equities, net	$(3,416)	$(1,604)

Correlation	(39)% to 88% (41%/41%)	(65)% to 94% (42%/48%)

Volatility	5% to 72% (24%/23%)	5% to 76% (24%/23%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

134	Goldman Sachs 2016 Form 10-K

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

Goldman Sachs 2016 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives. In the table below:

•	Changes in fair value are presented for all derivative assets and liabilities that are categorized as level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

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

	Year Ended December
$ in millions	2016	2015
Total level 3 derivatives
Beginning balance	$ 495	$ 706

Net realized gains/(losses)	(37)	67

Net unrealized gains/(losses)	777	679

Purchases	115	240

Sales	(3,557)	(1,864)

Settlements	782	1,498

Transfers into level 3	352	(4)

Transfers out of level 3	(144)	(827)
Ending balance	$(1,217)	$ 495

The table below disaggregates, by product type, the information for level 3 derivatives included in the summary table above.

	Year Ended December
$ in millions	2016	2015
Interest rates, net
Beginning balance	$ (398)	$ (40)

Net realized gains/(losses)	(41)	(53)

Net unrealized gains/(losses)	(138)	66

Purchases	5	3

Sales	(3)	(31)

Settlements	36	(144)

Transfers into level 3	195	(149)

Transfers out of level 3	(37)	(50)
Ending balance	$ (381)	$ (398)
Credit, net
Beginning balance	$ 2,793	$ 3,530

Net realized gains/(losses)	—	92

Net unrealized gains/(losses)	196	804

Purchases	20	80

Sales	(73)	(237)

Settlements	(516)	(640)

Transfers into level 3	179	206

Transfers out of level 3	(95)	(1,042)
Ending balance	$ 2,504	$ 2,793
Currencies, net
Beginning balance	$ (34)	$ (267)

Net realized gains/(losses)	(30)	(49)

Net unrealized gains/(losses)	(42)	40

Purchases	14	32

Sales	(2)	(10)

Settlements	90	162

Transfers into level 3	1	(1)

Transfers out of level 3	6	59
Ending balance	$ 3	$ (34)
Commodities, net
Beginning balance	$ (262)	$(1,142)

Net realized gains/(losses)	(23)	34

Net unrealized gains/(losses)	101	(52)

Purchases	24	—

Sales	(119)	(234)

Settlements	391	1,034

Transfers into level 3	(23)	(35)

Transfers out of level 3	(16)	133
Ending balance	$ 73	$ (262)
Equities, net
Beginning balance	$(1,604)	$(1,375)

Net realized gains/(losses)	57	43

Net unrealized gains/(losses)	660	(179)

Purchases	52	125

Sales	(3,360)	(1,352)

Settlements	781	1,086

Transfers into level 3	—	(25)

Transfers out of level 3	(2)	73
Ending balance	$(3,416)	$(1,604)

136	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2016. The net realized and unrealized gains on level 3 derivatives of $740 million (reflecting $37 million of net realized losses and $777 million of net unrealized gains) for 2016, include gains/losses of approximately $980 million and $(240) million reported in “Market making” and “Other principal transactions” respectively.

The net unrealized gain on level 3 derivatives of $777 million for the year ended December 2016 was primarily attributable to gains on certain equity derivatives, reflecting the impact of an increase in equity prices.

Transfers into level 3 derivatives during 2016 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of certain unobservable inputs used to value these derivatives, and transfers of certain credit derivative assets from level 2 primarily due to unobservable credit spread inputs becoming significant to the net risk of certain portfolios.

Transfers out of level 3 derivatives during 2016 primarily reflected transfers of certain credit derivatives assets to level 2, primarily due to unobservable credit spread inputs no longer being significant to the net risk of certain portfolios.

Year Ended December 2015. The net realized and unrealized gains on level 3 derivative assets and liabilities of $746 million (reflecting $67 million of net realized gains and $679 million of net unrealized gains) for 2015, include gains of approximately $518 million and $228 million reported in “Market making” and “Other principal transactions” respectively.

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

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2016
Assets
Interest rates	$ 5,845	$18,376	$79,507	$103,728

Credit	1,763	2,695	4,889	9,347

Currencies	18,344	8,292	8,428	35,064

Commodities	3,273	1,415	179	4,867

Equities	3,141	9,249	1,341	13,731

Counterparty netting within tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,823	$34,477	$90,550	$153,850

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(85,329)
Total				$ 51,125
Liabilities
Interest rates	$ 5,679	$10,814	$38,812	$ 55,305

Credit	2,060	3,328	1,167	6,555

Currencies	14,720	9,771	5,879	30,370

Commodities	2,546	1,555	2,315	6,416

Equities	7,000	10,426	2,614	20,040

Counterparty netting within tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,462	$30,344	$46,993	$105,799

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(42,986)
Total				$ 45,417
As of December 2015
Assets
Interest rates	$ 4,231	$23,278	$81,401	$108,910

Credit	1,664	4,547	5,842	12,053

Currencies	14,646	8,936	6,353	29,935

Commodities	6,228	3,897	231	10,356

Equities	4,806	7,091	1,550	13,447

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$27,915	$41,998	$90,107	$160,020

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(89,132)
Total				$ 50,426
Liabilities
Interest rates	$ 5,323	$13,945	$35,592	$ 54,860

Credit	1,804	4,704	1,437	7,945

Currencies	12,378	9,940	10,048	32,366

Commodities	4,464	3,136	2,526	10,126

Equities	5,154	5,802	2,994	13,950

Counterparty netting within tenors	(3,660)	(5,751)	(5,270)	(14,681)
Subtotal	$25,463	$31,776	$47,327	$104,566

Cross-tenor counterparty netting				(20,462)

Cash collateral netting				(39,950)
Total				$ 44,154

Goldman Sachs 2016 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

As of December 2016, written and purchased credit derivatives had total gross notional amounts of $690.47 billion and $733.98 billion, respectively, for total net notional purchased protection of $43.51 billion. As of December 2015, written and purchased credit derivatives had total gross notional amounts of $923.48 billion and $968.68 billion, respectively, for total net notional purchased protection of $45.20 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

138	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$207,727	$ 5,819	$ 1,016	$ 8,629	$223,191

1 – 5 years	375,208	17,255	8,643	7,986	409,092

Greater than 5 years	52,977	3,928	1,045	233	58,183
Total	$635,912	$27,002	$10,704	$ 16,848	$690,466
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$558,305	$20,588	$10,133	$ 15,186	$604,212

Other	119,509	7,712	1,098	1,446	129,765
Fair Value of Written Credit Derivatives
Asset	$ 13,919	$ 606	$ 187	$ 45	$ 14,757

Liability	2,436	902	809	5,686	9,833
Net asset/(liability)	$ 11,483	$ (296)	$ (622)	$ (5,641)	$ 4,924
As of December 2015
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$240,468	$ 2,859	$ 2,881	$ 10,533	$256,741

1 – 5 years	514,986	42,399	16,327	26,271	599,983

Greater than 5 years	57,054	6,481	1,567	1,651	66,753
Total	$812,508	$51,739	$20,775	$ 38,455	$923,477
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$722,436	$46,313	$19,556	$ 33,266	$821,571

Other	132,757	6,383	3,372	4,598	147,110
Fair Value of Written Credit Derivatives
Asset	$ 17,110	$ 924	$ 108	$ 190	$ 18,332

Liability	2,756	2,596	1,942	12,485	19,779
Net asset/(liability)	$ 14,354	$ (1,672)	$ (1,834)	$(12,295)	$ (1,447)

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

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $85 million for 2016, $9 million for 2015 and $135 million for 2014.

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

	As of December
$ in millions	2016	2015
Fair value of assets	$ 676	$ 466

Fair value of liabilities	864	794
Net liability	$ 188	$ 328
Notional amount	$8,726	$7,869

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

Goldman Sachs 2016 Form 10-K	139

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

	As of December
$ in millions	2016	2015
Net derivative liabilities under bilateral agreements	$32,927	$29,836

Collateral posted	27,840	26,075

Additional collateral or termination payments:
One-notch downgrade	677	1,061

Two-notch downgrade	2,216	2,689

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

	Year Ended December
$ in millions	2016	2015	2014
Interest rate hedges	$(1,480)	$(1,613)	$ 1,936

Hedged borrowings and deposits	834	898	(2,451)
Hedge ineffectiveness	$ (646)	$ (715)	$ (515)

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation” in the consolidated statements of comprehensive income.

140	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2016	2015	2014
Hedges:
Foreign currency forward contract	$135	$695	$576

Foreign currency-denominated debt	(85)	(9)	202

The gain/(loss) related to ineffectiveness was not material for 2016, 2015 or 2014. The gain reclassified to earnings from accumulated other comprehensive income was $167 million for 2016 and was not material for 2015 or 2014.

As of December 2016 and December 2015, the firm had designated $1.69 billion and $2.20 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

•	Certain subordinated liabilities of consolidated VIEs.

Goldman Sachs 2016 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2016
Assets
Securities purchased under agreements to resell	$ —	$ 116,077	$ —	$ 116,077

Securities borrowed	—	82,398	—	82,398

Receivables from customers and counterparties	—	3,211	55	3,266
Total	$ —	$ 201,686	$ 55	$ 201,741
Liabilities
Deposits	$ —	$ (10,609)	$ (3,173)	$ (13,782)

Securities sold under agreements to repurchase	—	(71,750)	(66)	(71,816)

Securities loaned	—	(2,647)	—	(2,647)

Other secured financings	—	(20,516)	(557)	(21,073)

Unsecured borrowings:
Short-term	—	(10,896)	(3,896)	(14,792)

Long-term	—	(22,185)	(7,225)	(29,410)

Other liabilities and accrued expenses	—	(559)	(62)	(621)
Total	$ —	$(139,162)	$(14,979)	$(154,141)
As of December 2015
Assets
Securities purchased under agreements to resell	$ —	$ 132,853	$ —	$ 132,853

Securities borrowed	—	75,340	—	75,340

Receivables from customers and counterparties	—	4,947	45	4,992
Total	$ —	$ 213,140	$ 45	$ 213,185
Liabilities
Deposits	$ —	$ (12,465)	$ (2,215)	$ (14,680)

Securities sold under agreements to repurchase	—	(85,998)	(71)	(86,069)

Securities loaned	—	(466)	—	(466)

Other secured financings	—	(22,658)	(549)	(23,207)

Unsecured borrowings:
Short-term	—	(13,610)	(4,133)	(17,743)

Long-term	—	(18,049)	(4,224)	(22,273)

Other liabilities and accrued expenses	—	(1,201)	(52)	(1,253)
Total	$ —	$(154,447)	$(11,244)	$(165,691)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both December 2016 and December 2015, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both December 2016 and December 2015, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

142	Goldman Sachs 2016 Form 10-K

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

As of December 2016:

•	Yield: 0.4% to 16.6% (weighted average: 3.5%)

•	Duration: 0.1 to 5.7 years (weighted average: 2.3 years)

As of December 2015:

•	Yield: 0.6% to 10.0% (weighted average: 2.7%)

•	Duration: 1.6 to 8.8 years (weighted average: 2.8 years)

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both December 2016 and December 2015, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during 2016 or 2015. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Goldman Sachs 2016 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

The table below presents a summary of the changes in fair value for other level 3 financial assets and financial liabilities accounted for at fair value. In the table below:

•	Changes in fair value are presented for all other financial assets and liabilities that are categorized as level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

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

	Year Ended December
$ in millions	2016	2015
Total other financial assets
Beginning balance	$ 45	$ 56

Net realized gains/(losses)	6	2

Net unrealized gains/(losses)	1	2

Purchases	10	8

Settlements	(7)	(22)

Transfers out of level 3	—	(1)
Ending balance	$ 55	$ 45
Total other financial liabilities
Beginning balance	$(11,244)	$ (9,292)

Net realized gains/(losses)	(99)	75

Net unrealized gains/(losses)	(7)	783

Purchases	(8)	(1)

Issuances	(10,236)	(8,024)

Settlements	5,983	3,604

Transfers into level 3	(759)	(1,213)

Transfers out of level 3	1,391	2,824
Ending balance	$(14,979)	$(11,244)

The table below disaggregates, by the consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Year Ended December
$ in millions	2016	2015
Deposits
Beginning balance	$(2,215)	$(1,065)

Net realized gains/(losses)	(22)	(9)

Net unrealized gains/(losses)	(89)	56

Issuances	(993)	(1,252)

Settlements	146	55
Ending balance	$(3,173)	$(2,215)
Securities sold under agreements to repurchase

Beginning balance	$ (71)	$ (124)

Net unrealized gains/(losses)	(6)	(2)

Settlements	11	55
Ending balance	$ (66)	$ (71)
Other secured financings
Beginning balance	$ (549)	$(1,091)

Net realized gains/(losses)	(8)	(10)

Net unrealized gains/(losses)	(3)	34

Purchases	(5)	(1)

Issuances	(150)	(504)

Settlements	273	363

Transfers into level 3	(117)	(85)

Transfers out of level 3	2	745
Ending balance	$ (557)	$ (549)
Unsecured short-term borrowings
Beginning balance	$(4,133)	$(3,712)

Net realized gains/(losses)	(57)	96

Net unrealized gains/(losses)	(115)	355

Issuances	(3,837)	(3,377)

Settlements	3,492	2,275

Transfers into level 3	(370)	(641)

Transfers out of level 3	1,124	871
Ending balance	$(3,896)	$(4,133)
Unsecured long-term borrowings
Beginning balance	$(4,224)	$(2,585)

Net realized gains/(losses)	(27)	(7)

Net unrealized gains/(losses)	190	352

Purchases	(3)	—

Issuances	(5,201)	(2,888)

Settlements	2,047	846

Transfers into level 3	(272)	(464)

Transfers out of level 3	265	522
Ending balance	$(7,225)	$(4,224)
Other liabilities and accrued expenses
Beginning balance	$ (52)	$ (715)

Net realized gains/(losses)	15	5

Net unrealized gains/(losses)	16	(12)

Issuances	(55)	(3)

Settlements	14	10

Transfers into level 3	—	(23)

Transfers out of level 3	—	686
Ending balance	$ (62)	$ (52)

144	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2016. The net realized and unrealized losses on level 3 other financial liabilities of $106 million (reflecting $99 million of net realized losses and $7 million of net unrealized losses) for 2016 include losses of approximately $21 million and $10 million reported in “Market making” and “Interest expense,” respectively, in the consolidated statements of earnings and losses of $75 million reported in “Debt valuation adjustment” in the consolidated statements of comprehensive income.

The net unrealized loss on level 3 other financial liabilities of $7 million for 2016 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices, and losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets, partially offset by gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to changes in foreign exchange rates.

Transfers into level 3 of other financial liabilities during 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to reduced transparency of certain inputs, including correlation and volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during 2016 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments.

Year Ended December 2015. The net realized and unrealized gains on level 3 other financial liabilities of $858 million (reflecting $75 million of net realized gains and $783 million of net unrealized gains) for 2015 include gains/(losses) of approximately $841 million, $28 million and $(11) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively.

The net unrealized gain on level 3 other financial liabilities of $783 million for 2015 primarily reflected gains on certain hybrid financial instruments included in unsecured short-term and long-term borrowings, principally due to a decrease in global equity prices, the impact of wider credit spreads, and changes in interest and foreign exchange rates.

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

Goldman Sachs 2016 Form 10-K	145

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

	Year Ended December
$ in millions	2016	2015	2014
Unsecured short-term borrowings	$(1,028)	$ 346	$(1,180)

Unsecured long-term borrowings	584	771	(592)

Other liabilities and accrued expenses	(55)	(684)	(441)

Other	(630)	(217)	(366)
Total	$(1,129)	$ 216	$(2,579)

In the table above:

•

Gains/(losses) exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Unsecured short-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(1.05) billion for 2016, $339 million for 2015 and $(1.22) billion for 2014, respectively.

•

Unsecured long-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $737 million for 2016, $653 million for 2015 and $(697) million for 2014, respectively.

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

	As of December
$ in millions	2016	2015
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 478	$1,330

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	8,101	9,600

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	2,138	2,391

As of December 2016 and December 2015, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $80 million and $211 million, respectively, and the related total contractual amount of these lending commitments was $7.19 billion and $14.01 billion, respectively. See Note 18 for further information about lending commitments.

146	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $361 million and $362 million as of December 2016 and December 2015, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.56 billion and $1.12 billion as of December 2016 and December 2015, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $281 million for 2016, $751 million for 2015 and $1.83 billion for 2014, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads. The net DVA on such financial liabilities was a loss of $844 million ($544 million, net of tax) for 2016 and was included in “Debt valuation adjustment” in the consolidated statements of comprehensive income. The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for 2016.

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of December
$ in millions	2016	2015
Corporate loans	$24,837	$20,740

Loans to private wealth management clients	13,828	13,961

Loans backed by commercial real estate	4,761	5,271

Loans backed by residential real estate	3,865	2,316

Other loans	2,890	3,533
Total loans receivable, gross	50,181	45,821

Allowance for loan losses	(509)	(414)
Total loans receivable	$49,672	$45,407

As of December 2016 and December 2015, the fair value of loans receivable was $49.80 billion and $45.19 billion, respectively. As of December 2016, had these loans been carried at fair value and included in the fair value hierarchy, $28.40 billion and $21.40 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these loans been carried at fair value and included in the fair value hierarchy, $23.91 billion and $21.28 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of December 2016 and December 2015, such lending commitments were $98.05 billion and $93.92 billion, respectively. Substantially all of these commitments were extended to corporate borrowers and were primarily related to the firm’s relationship lending activities. The carrying value and the estimated fair value of such lending commitments were liabilities of $327 million and $2.55 billion, respectively, as of December 2016, and $291 million and $3.32 billion, respectively, as of December 2015. As of December 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.10 billion and $1.45 billion would have been classified in level 2 and level 3, respectively. As of December 2015, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.35 billion and $1.97 billion would have been classified in level 2 and level 3, respectively.

Goldman Sachs 2016 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a description of the captions in the table above:

•

Corporate Loans. Corporate loans include term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating liquidity and general corporate purposes, or in connection with acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. Loans receivable related to the firm’s relationship lending activities are reported within corporate loans.

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

•

Other Loans. Other loans primarily include loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans, and private student loans and other assets. Other loans also includes unsecured loans to individuals made through the firm’s online platform.

Loans receivable includes Purchased Credit Impaired (PCI) loans. PCI loans represent acquired loans or pools of loans with evidence of credit deterioration subsequent to their origination and where it is probable, at acquisition, that the firm will not be able to collect all contractually required payments. Loans acquired within the same reporting period, which have at least two common risk characteristics, one of which relates to their credit risk, are eligible to be pooled together and considered a single unit of account. PCI loans are initially recorded at acquisition price and the difference between the acquisition price and the expected cash flows (accretable yield) is recognized as interest income over the life of such loans or pools of loans on an effective yield method. Expected cash flows on PCI loans are determined using various inputs and assumptions, including default rates, loss severities, recoveries, amount and timing of prepayments and other macroeconomic indicators.

As of December 2016, the gross carrying value of PCI loans was $3.97 billion (including $1.44 billion, $2.51 billion and $18 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $8.52 billion and $526 million, respectively, as of December 2016. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during 2016 were $2.51 billion, $2.82 billion and $6.39 billion, respectively. As of December 2015, the gross carrying value of PCI loans was $2.12 billion (including $1.16 billion, $941 million and $23 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $5.54 billion and $234 million, respectively, as of December 2015. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during 2015 were $2.27 billion, $2.50 billion and $6.47 billion, respectively.

148	Goldman Sachs 2016 Form 10-K

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

The table below presents gross loans receivable (excluding PCI loans of $3.97 billion and $2.12 billion as of December 2016 and December 2015, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating. Non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of December 2016
Investment-grade	$18,434	$72,323	$ 90,757

Non-investment-grade	27,777	25,722	53,499
Total	$46,211	$98,045	$144,256
As of December 2015
Investment-grade	$19,459	$64,898	$ 84,357

Non-investment-grade	24,241	29,021	53,262
Total	$43,700	$93,919	$137,619
Regulatory Risk Rating
As of December 2016
Non-criticized/pass	$43,146	$94,966	$138,112

Criticized	3,065	3,079	6,144
Total	$46,211	$98,045	$144,256
As of December 2015
Non-criticized/pass	$40,967	$92,021	$132,988

Criticized	2,733	1,898	4,631
Total	$43,700	$93,919	$137,619

The firm enters into economic hedges to mitigate credit risk on certain loans receivable and commercial lending commitments (both of which are held for investment) related to the firm’s relationship lending activities. Such hedges are accounted for at fair value. See Note 18 for further information about commercial lending commitments and associated hedges.

Loans receivable (excluding PCI loans) are determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are generally placed on non-accrual status and all accrued but uncollected interest is reversed against interest income, and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. In certain circumstances, the firm may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings and typically include interest rate reductions, payment extensions, and modification of loan covenants. Loans modified in a troubled debt restructuring are considered impaired and are subject to specific loan-level reserves.

As of December 2016 and December 2015, the gross carrying value of impaired loans receivable (excluding PCI loans) on non-accrual status were $404 million and $223 million, respectively. As of December 2016, such loans included $142 million of corporate loans that were modified in a troubled debt restructuring, and the firm had $144 million in lending commitments related to these loans. There were no such loans as of December 2015.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

Goldman Sachs 2016 Form 10-K	149

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of December 2016 and December 2015, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses.” As of December 2016 and December 2015, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments.

	Year Ended December
$ in millions	2016	2015
Allowance for loan losses
Beginning balance	$414	$228

Charge-offs	(8)	(1)

Provision	138	187

Other	(35)	—
Ending balance	$509	$414
Allowance for losses on lending commitments
Beginning balance	$188	$ 86

Provision	44	102

Other	(20)	—
Ending balance	$212	$188

In the table above:

•

The provision for losses on loans and lending commitments is included in “Other principal transactions.” Substantially all of this provision was related to corporate loans and corporate lending commitments.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

As of December 2016 and December 2015, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments and were primarily determined at the portfolio level.

•	The firm’s allowance for losses on PCI loans as of December 2016 was not material. There was no allowance for losses on PCI loans as of December 2015.

150	Goldman Sachs 2016 Form 10-K

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
$ in millions	2016	2015
Securities purchased under agreements to resell	$116,925	$134,308

Securities borrowed	184,600	177,638

Securities sold under agreements to repurchase	71,816	86,069

Securities loaned	7,524	3,614

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of December 2016 and December 2015, $82.40 billion and $75.34 billion of securities borrowed, and $2.65 billion and $466 million of securities loaned were at fair value, respectively.

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

Goldman Sachs 2016 Form 10-K	151

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such arrangements approximates fair value. While these arrangements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these arrangements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2016 and December 2015.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the consolidated statements of financial condition. The table below also presents the amounts not offset in the consolidated statements of financial condition, including counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2016
Included in the consolidated statements of financial condition
Gross carrying value	$ 173,561	$ 189,571	$128,452	$12,495

Counterparty netting	(56,636)	(4,971)	(56,636)	(4,971)
Total	116,925	184,600	71,816	7,524
Amounts not offset
Counterparty netting	(8,319)	(4,045)	(8,319)	(4,045)

Collateral	(107,148)	(170,625)	(62,081)	(3,087)
Total	$ 1,458	$ 9,930	$ 1,416	$ 392
As of December 2015
Included in the consolidated statements of financial condition
Gross carrying value	$ 163,199	$ 180,203	$114,960	$ 6,179

Counterparty netting	(28,891)	(2,565)	(28,891)	(2,565)
Total	134,308	177,638	86,069	3,614
Amounts not offset
Counterparty netting	(4,979)	(1,732)	(4,979)	(1,732)

Collateral	(125,561)	(167,061)	(78,958)	(1,721)
Total	$ 3,768	$ 8,845	$ 2,132	$ 161

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

152	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2016
Money market instruments	$ 317	$ —

U.S. government and federal agency obligations	47,207	115

Non-U.S. government and agency obligations	56,156	1,846

Securities backed by commercial real estate	208	—

Securities backed by residential real estate	122	—

Corporate debt securities	8,297	39

State and municipal obligations	831	—

Other debt obligations	286	—

Equities and convertible debentures	15,028	10,495
Total	$128,452	$12,495
As of December 2015
Money market instruments	$ 806	$ —

U.S. government and federal agency obligations	54,856	101

Non-U.S. government and agency obligations	31,547	2,465

Securities backed by commercial real estate	269	—

Securities backed by residential real estate	2,059	—

Corporate debt securities	6,877	30

State and municipal obligations	609	—

Other debt obligations	101	—

Equities and convertible debentures	17,836	3,583
Total	$114,960	$ 6,179

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of December 2016
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 35,939	$ 4,825

2 - 30 days	47,339	5,034

31 - 90 days	16,553	500

91 days - 1 year	18,968	1,636

Greater than 1 year	9,653	500
Total	$128,452	$12,495

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of December 2016 and December 2015, nonrecourse other secured financings were $2.54 billion and $2.20 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of December 2016 and December 2015.

Goldman Sachs 2016 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2016
Other secured financings (short-term):
At fair value	$ 9,380	$ 3,738	$13,118

At amortized cost	—	—	—

Weighted average interest rates	—%	—%

Other secured financings (long-term):
At fair value	5,562	2,393	7,955

At amortized cost	145	305	450

Weighted average interest rates	4.06%	2.16%
Total	$15,087	$ 6,436	$21,523
Other secured financings collateralized by:
Financial instruments	$13,858	$ 5,974	$19,832

Other assets	1,229	462	1,691
As of December 2015
Other secured financings (short-term):
At fair value	$ 7,952	$ 5,448	$13,400

At amortized cost	514	319	833

Weighted average interest rates	2.93%	3.83%

Other secured financings (long-term):
At fair value	6,702	3,105	9,807

At amortized cost	370	343	713

Weighted average interest rates	2.87%	1.54%
Total	$15,538	$ 9,215	$24,753
Other secured financings collateralized by:
Financial instruments	$14,862	$ 8,872	$23,734

Other assets	676	343	1,019

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

•

Total other secured financings include $285 million and $334 million related to transfers of financial assets accounted for as financings rather than sales as of December 2016 and December 2015, respectively. Such financings were collateralized by financial assets of $285 million and $336 million as of December 2016 and December 2015, respectively, primarily included in “Financial instruments owned, at fair value.”

•

Other secured financings collateralized by financial instruments include $13.65 billion and $14.98 billion of other secured financings collateralized by financial instruments owned, at fair value as of December 2016 and December 2015, respectively, and include $6.18 billion and $8.76 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2016 and December 2015, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of December 2016
Other secured financings (short-term)	$13,118

Other secured financings (long-term):
2018	5,575

2019	702

2020	1,158

2021	321

2022 - thereafter	649
Total other secured financings (long-term)	8,405
Total other secured financings	$21,523

In the table above:

•	Long-term secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

154	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of December
$ in millions	2016	2015
Collateral available to be delivered or repledged	$634,609	$636,684

Collateral that was delivered or repledged	495,717	496,240

In the table above, as of December 2016 and December 2015, collateral available to be delivered or repledged excludes $15.47 billion and $18.94 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

	As of December
$ in millions	2016	2015
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 51,278	$ 54,426

Did not have the right to deliver or repledge	61,099	63,880

Other assets pledged to counterparties that did not have the right to deliver or repledge	3,287	1,841

The firm also segregated $15.29 billion and $19.56 billion of securities included in “Financial instruments owned, at fair value” as of December 2016 and December 2015, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

	Year Ended December
$ in millions	2016	2015	2014
Residential mortgages	$12,164	$10,479	$19,099

Commercial mortgages	233	6,043	2,810

Other financial assets	181	—	1,009
Total	$12,578	$16,522	$22,918
Retained interests cash flows	$ 189	$ 174	$ 215

Goldman Sachs 2016 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2016
U.S. government agency-issued collateralized mortgage obligations	$25,140	$ 953	$24

Other residential mortgage-backed	3,261	540	6

Other commercial mortgage-backed	357	15	—

CDOs, CLOs and other	2,284	56	6
Total	$31,042	$1,564	$36
As of December 2015
U.S. government agency-issued collateralized mortgage obligations	$39,088	$ 846	$20

Other residential mortgage-backed	2,195	154	17

Other commercial mortgage-backed	6,842	115	28

CDOs, CLOs and other	2,732	44	7
Total	$50,857	$1,159	$72

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

•	Substantially all of the total outstanding principal amount and total retained interests as of December 2016 and December 2015 relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $1.58 billion and $1.16 billion as of December 2016 and December 2015, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $48 million and $92 million as of December 2016 and December 2015, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December
$ in millions	2016	2015
Fair value of retained interests	$1,519	$1,115

Weighted average life (years)	7.5	7.5

Constant prepayment rate	8.1%	10.4%

Impact of 10% adverse change	$ (14)	$ (22)

Impact of 20% adverse change	(28)	(43)

Discount rate	5.3%	5.5%

Impact of 10% adverse change	$ (37)	$ (28)

Impact of 20% adverse change	(71)	(55)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $56 million and a weighted average life of 3.5 years as of December 2016, and a fair value of $44 million and a weighted average life of 3.5 years as of December 2015. Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2016 and December 2015. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $56 million and $44 million as of December 2016 and December 2015, respectively.

156	Goldman Sachs 2016 Form 10-K

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

The firm’s variable interests in VIEs include senior and subordinated debt in residential and commercial mortgage-backed and other asset-backed securitization entities, CDOs and CLOs; loans and lending commitments; limited and general partnership interests; preferred and common equity; derivatives that may include foreign currency, equity and/or credit risk; guarantees; and certain of the fees the firm receives from investment funds. Certain interest rate, foreign currency and credit derivatives the firm enters into with VIEs are not variable interests because they create, rather than absorb, risk.

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

Goldman Sachs 2016 Form 10-K	157

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

Investments in Funds and Other VIEs. The firm makes equity investments in certain of the investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm typically does not sell assets to, or enter into derivatives with, these VIEs. Other VIEs primarily includes nonconsolidated power-related VIEs. The firm purchases debt and equity securities issued by VIEs that hold power-related assets and may provide commitments to these VIEs.

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

Nonconsolidated VIEs. As a result of adoption as of January 1, 2016, “Investments in funds and other” nonconsolidated VIEs included $10.70 billion in “Assets in VIEs,” $543 million in “Carrying value of variable interests – assets” and $559 million in “Maximum exposure to loss” related to investments in limited partnership entities that were previously classified as nonconsolidated voting interest entities.

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

158	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests. The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss. In the table below:

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

•

Total maximum exposure to loss for commitments and guarantees, and derivatives include $1.28 billion and $1.52 billion as of December 2016 and December 2015, respectively, related to transactions with VIEs to which the firm transferred assets.

	As of December
$ in millions	2016	2015
Total nonconsolidated VIEs
Assets in VIEs	$70,083	$90,145

Carrying value of variable interests — assets	6,199	7,171

Carrying value of variable interests — liabilities	254	177
Maximum exposure to loss:
Retained interests	1,564	1,159

Purchased interests	544	1,528

Commitments and guarantees	2,196	2,020

Derivatives	7,144	6,936

Loans and investments	3,760	4,108
Total maximum exposure to loss	$15,208	$15,751

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of December
$ in millions	2016	2015
Mortgage-backed
Assets in VIEs	$32,714	$62,672

Carrying value of variable interests — assets	1,936	2,439
Maximum exposure to loss:
Retained interests	1,508	1,115

Purchased interests	429	1,324

Commitments and guarantees	9	40

Derivatives	163	222
Total maximum exposure to loss	$ 2,109	$ 2,701
Corporate CDOs and CLOs
Assets in VIEs	$ 5,391	$ 6,493

Carrying value of variable interests — assets	393	624

Carrying value of variable interests — liabilities	25	29
Maximum exposure to loss:
Retained interests	2	3

Purchased interests	43	106

Commitments and guarantees	186	647

Derivatives	2,841	2,633

Loans and investments	94	265
Total maximum exposure to loss	$ 3,166	$ 3,654
Real estate, credit-related and other investing
Assets in VIEs	$ 8,617	$ 9,793

Carrying value of variable interests — assets	2,550	3,557

Carrying value of variable interests — liabilities	3	3
Maximum exposure to loss:
Commitments and guarantees	693	570

Loans and investments	2,550	3,557
Total maximum exposure to loss	$ 3,243	$ 4,127
Other asset-backed
Assets in VIEs	$ 6,405	$ 7,026

Carrying value of variable interests — assets	293	265

Carrying value of variable interests — liabilities	220	145
Maximum exposure to loss:
Retained interests	54	41

Purchased interests	72	98

Commitments and guarantees	275	500

Derivatives	4,134	4,075

Loans and investments	89	—
Total maximum exposure to loss	$ 4,624	$ 4,714
Investments in funds and other
Assets in VIEs	$16,956	$ 4,161

Carrying value of variable interests — assets	1,027	286

Carrying value of variable interests — liabilities	6	—
Maximum exposure to loss:
Commitments and guarantees	1,033	263

Derivatives	6	6

Loans and investments	1,027	286
Total maximum exposure to loss	$ 2,066	$ 555

In the table above, mortgage-backed includes assets in VIEs of $1.54 billion and $4.08 billion, and maximum exposure to loss of $279 million and $502 million, as of December 2016 and December 2015, respectively, related to CDOs backed by mortgage obligations.

Goldman Sachs 2016 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•

Mortgage-backed: As of December 2016, substantially all assets were included in “Financial instruments owned, at fair value,” “Loans receivable” and “Receivables from customers and counterparties.” As of December 2015, all assets were included in “Financial instruments owned, at fair value;”

•

Corporate CDOs and CLOs: As of both December 2016 and December 2015, all assets were included in “Financial instruments owned, at fair value” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value;”

•

Real estate, credit-related and other investing: As of both December 2016 and December 2015, all assets were included in “Financial instruments owned, at fair value,” “Loans receivable” and “Other assets,” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses;”

•

Other asset-backed: As of both December 2016 and December 2015, all assets were included in “Financial instruments owned, at fair value” and “Loans receivable” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value;” and

•

Investments in funds and other: As of both December 2016 and December 2015, substantially all assets were included in “Financial instruments owned, at fair value” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value.”

Consolidated VIEs

The table below presents a summary of the carrying amount and classification of assets and liabilities in consolidated VIEs. In the table below:

•

Assets and liabilities are presented net of intercompany eliminations and exclude the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

•

VIEs in which the firm holds a majority voting interest are excluded if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations.

•	Substantially all the assets can only be used to settle obligations of the VIE.

	As of December
$ in millions	2016	2015
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 300	$ 423

Receivables from brokers, dealers and clearing organizations	—	1

Loans receivable	603	1,534

Financial instruments owned, at fair value	2,047	2,283

Other assets	682	471
Total	$3,632	$4,712
Liabilities
Other secured financings	$ 854	$ 858

Payables to brokers, dealers and clearing organizations	1	—

Payables to customers and counterparties	—	434

Financial instruments sold, but not yet purchased, at fair value	7	16

Unsecured short-term borrowings	197	416

Unsecured long-term borrowings	334	312

Other liabilities and accrued expenses	803	556
Total	$2,196	$2,592

160	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of December
$ in millions	2016	2015
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 300	$ 423

Receivables from brokers, dealers and clearing organizations	—	1

Loans receivable	603	1,534

Financial instruments owned, at fair value	1,708	1,585

Other assets	680	456
Total	$3,291	$3,999
Liabilities
Other secured financings	$ 284	$ 332

Payables to brokers, dealers and clearing organizations	1	—

Payables to customers and counterparties	—	2

Financial instruments sold, but not yet purchased, at fair value	7	16

Other liabilities and accrued expenses	803	556
Total	$1,095	$ 906
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned, at fair value	$ 253	$ 572

Other assets	2	15
Total	$ 255	$ 587
Liabilities
Other secured financings	$ 139	$ 113

Payables to customers and counterparties	—	432
Total	$ 139	$ 545
Principal-protected notes
Assets
Financial instruments owned, at fair value	$ 86	$ 126
Total	$ 86	$ 126
Liabilities
Other secured financings	$ 431	$ 413

Unsecured short-term borrowings	197	416

Unsecured long-term borrowings	334	312
Total	$ 962	$1,141

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	The liabilities of real estate, credit-related and other investing VIEs, and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, non-financial assets. The table below presents other assets by type.

	As of December
$ in millions	2016	2015
Property, leasehold improvements and equipment	$12,070	$ 9,956

Goodwill and identifiable intangible assets	4,095	4,148

Income tax-related assets	5,550	5,548

Equity-method investments	219	258

Miscellaneous receivables and other	3,547	5,308
Total	$25,481	$25,218

In the table above:

•

Equity-method investments exclude investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.92 billion and $6.59 billion as of December 2016 and December 2015, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

•

The decrease in miscellaneous receivables and other from December 2015 to December 2016 reflects the sale of assets previously classified as held for sale related to certain of the firm’s consolidated investments. Miscellaneous receivables and other includes $682 million and $581 million of investments in qualified affordable housing projects as of December 2016 and December 2015, respectively.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $7.68 billion and $7.77 billion as of December 2016 and December 2015, respectively. Property, leasehold improvements and equipment included $5.96 billion and $5.93 billion as of December 2016 and December 2015, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goodwill and Identifiable Intangible Assets

The tables below present the carrying values of goodwill and identifiable intangible assets.

	Goodwill as of December
$ in millions	2016	2015
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	269	269

Equities Client Execution	2,403	2,402

Securities Services	105	105

Investing & Lending	2	2

Investment Management	606	598
Total	$3,666	$3,657

Goldman Sachs 2016 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Identifiable Intangible Assets as of December
$ in millions	2016	2015
Institutional Client Services:
Fixed Income, Currency and Commodities Client Execution	$ 65	$ 92

Equities Client Execution	141	193

Investing & Lending	105	75

Investment Management	118	131
Total	$429	$491

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

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test consists of two steps:

•

The first step compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. To estimate the fair value of each reporting unit, a relative value technique is used because the firm believes market participants would use this technique to value the firm’s reporting units. The relative value technique applies observable price-to-earnings multiples or price-to-book multiples and projected return on equity of comparable competitors to reporting units’ net earnings or net book value. The net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.

•

If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill test is performed to measure the amount of impairment, if any. An impairment is equal to the excess of the carrying amount of goodwill over its fair value.

During the fourth quarter of 2016, the firm assessed goodwill for impairment using a qualitative assessment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of these reporting units was less than its carrying amount. The qualitative assessment also considered changes since the 2015 quantitative test.

In accordance with ASC 350, the firm considered the following factors in the qualitative assessment performed in the fourth quarter when evaluating whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount:

•

Performance Indicators. During 2016, the firm’s net earnings, pre-tax margin, diluted earnings per common share, return on average common shareholders’ equity and book value per common share increased as compared with 2015. In addition, the firm’s overall cost structure declined reflecting the impact of expense savings initiatives.

•

Firm and Industry Events. There were no events, entity-specific or otherwise, since the 2015 quantitative goodwill test that would have had a significant negative impact on the valuation of the firm’s reporting units.

•	Macroeconomic Indicators. Since the 2015 quantitative goodwill test, the firm’s general operating environment improved as concerns about the outlook for global economic growth moderated.

•

Fair Value Indicators. Since the 2015 quantitative goodwill test, fair value indicators improved as global equity prices increased and credit spreads tightened. In addition, most publicly-traded industry participants, including the firm, experienced increases in stock price, price-to-book multiples and price-to-earnings multiples.

As a result of the qualitative assessment, the firm determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount.

Notwithstanding the results of the qualitative assessment, since the 2015 quantitative goodwill test determined that the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit was not substantially in excess of its carrying value, the firm also performed a quantitative test on this reporting unit during the fourth quarter of 2016. In the quantitative test, the estimated fair value of the Fixed Income, Currency and Commodities Client Execution reporting unit substantially exceeded its carrying value.

Therefore, the firm determined that goodwill for all reporting units was not impaired.

162	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Identifiable Intangible Assets. The table below presents the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets.

	As of December
$ in millions	2016	2015
Customer lists
Gross carrying amount	$ 1,065	$ 1,072

Accumulated amortization	(837)	(777)
Net carrying amount	228	295

Other
Gross carrying amount	543	449

Accumulated amortization	(342)	(253)
Net carrying amount	201	196

Total
Gross carrying amount	1,608	1,521

Accumulated amortization	(1,179)	(1,030)
Net carrying amount	$ 429	$ 491

In the table above:

•	The net carrying amount of other intangibles primarily includes intangible assets related to acquired leases and commodities transportation rights.

•

During 2016 and 2015, the firm acquired $89 million (primarily related to acquired leases) and $67 million (primarily related to customer lists), respectively, of intangible assets with a weighted average amortization period of three years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present details about amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2016	2015	2014
Amortization	$162	$132	$217

$ in millions	As of December 2016
Estimated future amortization
2017	$133

2018	113

2019	79

2020	29

2021	19

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

During both 2016 and 2015, impairments were not material to the firm’s results of operations or financial condition.

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

Goldman Sachs 2016 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2016
Private bank and online retail	$61,166	$ 4,437	$ 65,603

Brokered certificates of deposit	—	34,905	34,905

Deposit sweep programs	16,019	—	16,019

Institutional	12	7,559	7,571
Total	$77,197	$46,901	$124,098
As of December 2015
Private bank	$38,715	$ 2,354	$ 41,069

Brokered certificates of deposit	—	32,419	32,419

Deposit sweep programs	15,791	—	15,791

Institutional	1	8,239	8,240
Total	$54,507	$43,012	$ 97,519

In April 2016, Goldman Sachs Bank USA (GS Bank USA) acquired GE Capital Bank’s online retail deposit platform and assumed $16.52 billion of deposits, consisting of $8.76 billion in online deposit accounts and certificates of deposit, and $7.76 billion in brokered certificates of deposit. In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits include $13.78 billion and $14.68 billion as of December 2016 and December 2015, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits have a weighted average maturity of approximately 2.5 years and 3 years as of December 2016 and December 2015, respectively.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of December 2016 and December 2015 were approximately $69.91 billion and $55.48 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at GS Bank USA and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of December
$ in millions	2016	2015
U.S. offices	$106,037	$81,920

Non-U.S. offices	18,061	15,599
Total	$124,098	$97,519

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2016
$ in millions	U.S.	Non-U.S.	Total
2017	$11,245	$8,262	$19,507

2018	6,004	542	6,546

2019	5,350	—	5,350

2020	4,054	—	4,054

2021	3,519	39	3,558

2022 - thereafter	7,671	215	7,886
Total	$37,843	$9,058	$46,901

As of December 2016, deposits in U.S. and non-U.S. offices include $2.05 billion and $8.53 billion, respectively, of time deposits that were greater than $250,000.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a majority of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of December 2016 and December 2015. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of December 2016 and December 2015.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of December
$ in millions	2016	2015
Other secured financings (short-term)	$13,118	$14,233

Unsecured short-term borrowings	39,265	42,787
Total	$52,383	$57,020

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

164	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm accounts for commercial paper and certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2016 and December 2015.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of December
$ in millions	2016	2015
Current portion of unsecured long-term borrowings	$23,528	$25,373

Hybrid financial instruments	11,700	12,956

Commercial paper	—	208

Other short-term borrowings	4,037	4,250
Total	$39,265	$42,787
Weighted average interest rate	1.68%	1.52%

In the table above:

•	The current portion of unsecured long-term borrowings includes $21.53 billion and $24.11 billion as of December 2016 and December 2015, respectively, issued by Group Inc.

•

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of December
$ in millions	2016	2015
Other secured financings (long-term)	$ 8,405	$ 10,520

Unsecured long-term borrowings	189,086	175,422
Total	$197,491	$185,942

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2056 and consisting principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2016
Fixed-rate obligations:
Group Inc.	$ 93,885	$31,274	$125,159

Subsidiaries	2,228	885	3,113

Floating-rate obligations:
Group Inc.	27,864	19,112	46,976

Subsidiaries	8,884	4,954	13,838
Total	$132,861	$56,225	$189,086
As of December 2015
Fixed-rate obligations:
Group Inc.	$ 90,076	$29,808	$119,884

Subsidiaries	2,114	895	3,009

Floating-rate obligations:
Group Inc.	27,881	16,916	44,797

Subsidiaries	5,662	2,070	7,732
Total	$125,733	$49,689	$175,422

In the table above:

•	Floating interest rates are generally based on LIBOR or OIS. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.57%) and 1.60% to 10.04% (with a weighted average rate of 4.89%) as of December 2016 and December 2015, respectively.

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.02% to 13.00% (with a weighted average rate of 3.05%) and 0.40% to 13.00% (with a weighted average rate of 3.81%) as of December 2016 and December 2015, respectively.

The table below presents unsecured long-term borrowings by maturity date.

	As of December 2016
$ in millions	Group Inc.	Subsidiaries	Total
2018	$ 23,814	$ 2,890	$ 26,704

2019	23,012	2,582	25,594

2020	17,291	1,118	18,409

2021	20,005	740	20,745

2022 - thereafter	88,013	9,621	97,634
Total	$172,135	$16,951	$189,086

In the table above:

•

Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included as unsecured short-term borrowings.

Goldman Sachs 2016 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

•

Unsecured long-term borrowings include $7.43 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $386 million in 2018, $295 million in 2019, $355 million in 2020, $586 million in 2021, and $5.81 billion in 2022 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities. The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2016
Fixed-rate obligations:
At fair value	$ —	$ 150	$ 150

At amortized cost	71,225	3,493	74,718

Floating-rate obligations:
At fair value	17,591	11,669	29,260

At amortized cost	83,319	1,639	84,958
Total	$172,135	$16,951	$189,086
As of December 2015
Fixed-rate obligations:
At fair value	$ —	$ 21	$ 21

At amortized cost	52,448	2,569	55,017

Floating-rate obligations:
At fair value	16,194	6,058	22,252

At amortized cost	96,039	2,093	98,132
Total	$164,681	$10,741	$175,422

In the table above, the weighted average interest rates on the aggregate amounts were 2.87% (3.90% related to fixed-rate obligations and 1.97% related to floating-rate obligations) and 2.73% (4.33% related to fixed-rate obligations and 1.84% related to floating-rate obligations) as of December 2016 and December 2015, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

As of December 2016 and December 2015, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of December 2016 and December 2015.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both December 2016 and December 2015, subordinated debt had maturities ranging from 2018 to 2045. Subordinated debt that matures within one year of the financial statement date is included in “Unsecured short-term borrowings.”

The table below presents subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of December 2016
Subordinated debt	$15,058	$17,604	4.29%

Junior subordinated debt	1,360	1,809	5.70%
Total	$16,418	$19,413	4.41%
As of December 2015
Subordinated debt	$18,004	$20,784	3.79%

Junior subordinated debt	1,359	1,817	5.77%
Total	$19,363	$22,601	3.93%

In the table above:

•

Par amount and carrying amount of subordinated debt issued by Group Inc. were $14.84 billion and $17.39 billion, respectively, as of December 2016 and $17.47 billion and $20.25 billion, respectively, as of December 2015.

•

The rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt

Junior Subordinated Debt Held by Trusts. In 2012, the Vesey Street Investment Trust I (Vesey Street Trust) and the Murray Street Investment Trust I (Murray Street Trust) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties, the proceeds of which were used to purchase junior subordinated debt issued by Group Inc. from Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts). The APEX Trusts used the proceeds to purchase shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) and Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock). The senior guaranteed trust securities issued by the Vesey Street Trust and the related junior subordinated debt matured during the third quarter of 2016. As of December 2016, $1.45 billion of senior guaranteed trust securities issued by the Murray Street Trust and the related junior subordinated debt (that pays interest semi-annually at a fixed annual rate of 4.647%, and matures on March 9, 2017) were outstanding.

166	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Murray Street Trust is required to redeem its senior guaranteed trust securities upon the maturity of the junior subordinated debt it holds.

The firm has the right to defer payments on the junior subordinated debt, subject to limitations. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. However, as Group Inc. fully and unconditionally guarantees the payment of the distribution and redemption amounts when due on a senior basis on the senior guaranteed trust securities, the junior subordinated debt held by the Murray Street Trust is included in “Unsecured short-term borrowings,” and is not classified as subordinated borrowings.

The APEX Trusts and the Murray Street Trust are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts, shares of Group Inc.’s Series E or Series F Preferred Stock or shares of Group Inc.’s Series O Perpetual Non-Cumulative Preferred Stock if the redemption or purchase results in less than $253 million aggregate liquidation preference outstanding, prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities. During 2016, the firm exchanged a par amount of $1.32 billion of APEX issued by the APEX Trusts for a corresponding redemption value of the Series E and Series F Preferred Stock, which was permitted under the covenants referenced above.

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

Goldman Sachs 2016 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
$ in millions	2016	2015
Compensation and benefits	$ 7,181	$ 8,149

Noncontrolling interests	506	459

Income tax-related liabilities	1,794	1,280

Employee interests in consolidated funds	77	149

Subordinated liabilities of consolidated VIEs	584	501

Accrued expenses and other	4,220	8,355
Total	$ 14,362	$ 18,893

In the table above, the decrease in accrued expenses and other from December 2015 to December 2016 reflects payments related to the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group), as well as the sale of liabilities previously classified as held for sale related to certain of the firm’s consolidated investments.

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of December
$ in millions	2016	2015
Commitments to extend credit
Commercial lending:
Investment-grade	$ 73,664	$ 72,428

Non-investment-grade	34,878	41,277

Warehouse financing	3,514	3,453
Total commitments to extend credit	112,056	117,158

Contingent and forward starting resale and securities borrowing agreements	25,348	28,874

Forward starting repurchase and secured lending agreements	8,939	5,878

Letters of credit	373	249

Investment commitments	8,444	6,054

Other	6,014	6,944
Total commitments	$161,174	$165,157

The table below presents the firm’s commitments by period of expiration.

	As of December 2016
$ in millions	2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$19,408	$14,091	$39,665	$ 500

Non-investment-grade	2,562	9,458	18,484	4,374

Warehouse financing	388	1,356	263	1,507
Total commitments to extend credit	22,358	24,905	58,412	6,381

Contingent and forward starting resale and securities borrowing agreements	25,348	—	—	—

Forward starting repurchase and secured lending agreements	8,939	—	—	—

Letters of credit	308	21	—	44

Investment commitments	6,713	415	108	1,208

Other	5,756	200	15	43
Total commitments	$69,422	$25,541	$58,535	$7,676

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

As of December 2016 and December 2015, $98.05 billion and $93.92 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of December 2016 and December 2015, $6.87 billion and $9.92 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

168	Goldman Sachs 2016 Form 10-K

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.88 billion and $27.03 billion as of December 2016 and December 2015, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both December 2016 and December 2015. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments include $2.10 billion and $2.86 billion as of December 2016 and December 2015, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of December 2016
2017	$ 290

2018	282

2019	238

2020	206

2021	159

2022 - thereafter	766
Total	$1,941

Rent charged to operating expense was $244 million for 2016, $249 million for 2015 and $309 million for 2014.

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy.” The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. During 2016, the firm incurred exit costs of approximately $68 million related to excess office space.

Goldman Sachs 2016 Form 10-K	169

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

Other Contingencies. In connection with the sale of Metro, the firm agreed to provide indemnities to the buyer, which primarily relate to fundamental representations and warranties, and potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.

In connection with the settlement agreement with the RMBS Working Group, the firm agreed to provide $1.80 billion in consumer relief in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of December 2016
Carrying Value of Net Liability	$ 8,873	$ —	$ 50
Maximum Payout/Notional Amount by Period of Expiration
2017	$432,328	$33,403	$1,064

2018 - 2019	261,676	—	763

2020 - 2021	71,264	—	1,662

2022 - thereafter	51,506	—	173
Total	$816,774	$33,403	$3,662
As of December 2015
Carrying Value of Net Liability	$ 8,351	$ —	$ 76
Maximum Payout/Notional Amount by Period of Expiration
2016	$640,288	$31,902	$ 611

2017 - 2018	168,784	—	1,402

2019 - 2020	67,643	—	1,772

2021 - thereafter	49,728	—	676
Total	$926,443	$31,902	$4,461

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the tables in “Commitments” above for a summary of the firm’s commitments.

170	Goldman Sachs 2016 Form 10-K

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $34.33 billion and $32.85 billion as of December 2016 and December 2015, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Guarantees of Securities Issued by Trusts. The firm has established trusts, including Goldman Sachs Capital I, the APEX Trusts, the Murray Street Trust, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. The firm does not consolidate these entities. See Note 16 for further information about the transactions involving Goldman Sachs Capital I, the APEX Trusts, and the Murray Street Trust.

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

Goldman Sachs 2016 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the firm’s prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower.

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2016 and December 2015.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2016 and December 2015.

Guarantees of Subsidiaries. Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.) and GS Bank USA, subject to certain exceptions.

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

Note 19.

Shareholders’ Equity

Common Equity

Dividends declared per common share were $2.60 in 2016, $2.55 in 2015 and $2.25 in 2014. On January 17, 2017, Group Inc. declared a dividend of $0.65 per common share to be paid on March 30, 2017 to common shareholders of record on March 2, 2017.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	Year Ended December
in millions, except per share amounts	2016	2015	2014
Common share repurchases	36.6	22.1	31.8

Average cost per share	$165.88	$189.41	$171.79

Total cost of common share repurchases	$ 6,069	$ 4,195	$ 5,469

172	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during 2016, 2015 and 2014, 49,374 shares, 35,217 shares and 174,489 shares were remitted with a total value of $7 million, $6 million and $31 million, and the firm cancelled 6.1 million, 5.7 million and 5.8 million of RSUs with a total value of $921 million, $1.03 billion and $974 million. Under these plans, the firm also cancelled 5.5 million, 2.0 million and 15.6 million of stock options with a total value of $1.11 billion, $406 million and $2.65 billion during 2016, 2015 and 2014, respectively.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of December 2016.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	7,667	7,667	N/A

F	5,000	1,615	1,615	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M	80,000	80,000	80,000	25

N	31,050	27,000	27,000	1,000

O	26,000	26,000	26,000	25
Total	509,250	420,282	420,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750

B	Currently redeemable	25,000	800

C	Currently redeemable	25,000	200

D	Currently redeemable	25,000	1,350

E	Currently redeemable	100,000	767

F	Currently redeemable	100,000	161

I	November 10, 2017	25,000	850

J	May 10, 2023	25,000	1,000

K	May 10, 2024	25,000	700

L	May 10, 2019	25,000	1,300

M	May 10, 2020	25,000	2,000

N	May 10, 2021	25,000	675

O	November 10, 2026	25,000	650
Total			$11,203

In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

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

•	In February 2016, Group Inc. issued 27,000 shares of Series N perpetual 6.30% Non-Cumulative Preferred Stock (Series N Preferred Stock).

•	In July 2016, Group Inc. issued 26,000 shares of Series O perpetual 5.30% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series O Preferred Stock).

•	Prior to redeeming preferred stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital actions.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•

Dividends on each series of preferred stock, excluding Series L, Series M and Series O Preferred Stock, if declared, are payable quarterly in arrears. Dividends on Series L, Series M and Series O Preferred Stock, if declared, are payable semi-annually in arrears from the issuance date to, but excluding, May 10, 2019, May 10, 2020 and November 10, 2026, respectively, and quarterly thereafter.

•

The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

Goldman Sachs 2016 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2016, the firm delivered a par amount of $1.32 billion (fair value of $1.04 billion) of APEX to the APEX Trusts in exchange for 9,833 shares of Series E Preferred Stock and 3,385 shares of Series F Preferred Stock for a total redemption value of $1.32 billion (net carrying value of $1.31 billion). Following the exchange, shares of Series E and Series F Preferred Stock were cancelled. The difference between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was $266 million for 2016, and was recorded in “Preferred stock dividends,” along with preferred dividends declared on the firm’s preferred stock. See Note 16 for further information about APEX.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of December 2016.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

O	5.30% per annum to, but excluding, November 10, 2026; 3 month LIBOR + 3.834% per annum thereafter

The table below presents preferred dividends declared on the firm’s preferred stock.

	Year Ended December
	2016		2015		2014
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$ 953.12	$ 29	$ 950.52	$ 28	$ 945.32	$ 28

B	1,550.00	50	1,550.00	50	1,550.00	50

C	1,016.68	8	1,013.90	8	1,008.34	8

D	1,016.68	55	1,013.90	54	1,008.34	54

E	4,066.66	50	4,055.55	71	4,044.44	71

F	4,066.66	13	4,055.55	20	4,044.44	20

I	1,487.52	51	1,487.52	51	1,487.52	51

J	1,375.00	55	1,375.00	55	1,375.00	55

K	1,593.76	45	1,593.76	45	850.00	24

L	1,425.00	74	1,425.00	74	760.00	39

M	1,343.76	107	735.33	59	—	—

N	1,124.38	30	—	—	—	—

O	379.10	10	—	—	—	—
Total		$577		$515		$400

In the table above, the total preferred dividend amounts for Series E and Series F Preferred Stock for 2016 include prorated dividends of $866.67 per share related to 4,861 shares of Series E Preferred Stock and 1,639 shares of Series F Preferred Stock, which were cancelled during 2016.

On January 10, 2017, Group Inc. declared dividends of $239.58, $387.50, $255.56, $255.56, $371.88, $343.75, $398.44 and $393.75 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series I Preferred Stock, Series J Preferred Stock, Series K Preferred Stock and Series N Preferred Stock, respectively, to be paid on February 10, 2017 to preferred shareholders of record on January 26, 2017. In addition, the firm declared dividends of $1,000.00 per each share of Series E Preferred Stock and Series F Preferred Stock, to be paid on March 1, 2017 to preferred shareholders of record on February 14, 2017.

Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss, net of tax, by type. In the table below, the beginning balance of accumulated other comprehensive loss for the current period has been adjusted to reflect the impact of reclassifying the cumulative debt valuation adjustment, net of tax, from retained earnings to accumulated other comprehensive loss. See Note 3 for further information about the adoption of ASU No. 2016-01. See Note 8 for further information about the debt valuation adjustment.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
As of December 2016
Currency translation	$(587)	$ (60)	$ (647)

Debt valuation adjustment	305	(544)	(239)

Pension and postretirement liabilities	(131)	(199)	(330)
Total	$(413)	$(803)	$(1,216)
As of December 2015
Currency translation	$(473)	$(114)	$ (587)

Pension and postretirement liabilities	(270)	139	(131)
Total	$(743)	$ 25	$ (718)

174	Goldman Sachs 2016 Form 10-K

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

Capital Framework

The regulations under the Revised Capital Framework are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Revised Capital Framework, the firm is an “Advanced approach” banking organization.

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of December 2016 and December 2015. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of December
	2016	2015
CET1 ratio	5.875%	4.5%

Tier 1 capital ratio	7.375%	6.0%

Total capital ratio	9.375%	8.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum ratios as of December 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the Global Systemically Important Bank (G-SIB) buffer (0.75%), and (iii) the counter-cyclical capital buffer of zero percent, each described below.

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

Goldman Sachs 2016 Form 10-K	175

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

The Revised Capital Framework also provides for a counter-cyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of December 2016 the Federal Reserve Board has set the counter-cyclical capital buffer at zero percent.

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

176	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during 2016 and did not exceed its 99% one-day regulatory VaR during 2015. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of December 2016 and December 2015, and therefore such lower ratios applied to the firm as of these dates.

Goldman Sachs 2016 Form 10-K	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of December
$ in millions	2016	2015
Common shareholders’ equity	$ 75,690	$ 75,528

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,874)	(2,814)

Deductions for investments in nonconsolidated financial institutions	(424)	(864)

Other adjustments	(346)	(487)
Common Equity Tier 1	72,046	71,363
Preferred stock	11,203	11,200

Junior subordinated debt issued to trusts	—	330

Deduction for investments in covered funds	(445)	(413)

Other adjustments	(364)	(969)
Tier 1 capital	$ 82,440	$ 81,511
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,440	$ 81,511

Qualifying subordinated debt	14,566	15,132

Junior subordinated debt issued to trusts	792	990

Allowance for losses on loans and lending commitments	722	602

Other adjustments	(6)	(19)
Standardized Tier 2 capital	16,074	16,705
Standardized Total capital	$ 98,514	$ 98,216
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,440	$ 81,511

Standardized Tier 2 capital	16,074	16,705

Allowance for losses on loans and lending commitments	(722)	(602)
Basel III Advanced Tier 2 capital	15,352	16,103
Basel III Advanced Total capital	$ 97,792	$ 97,614
RWAs
Standardized	$496,676	$524,107

Basel III Advanced	549,650	577,651
CET1 ratio
Standardized	14.5%	13.6%

Basel III Advanced	13.1%	12.4%
Tier 1 capital ratio
Standardized	16.6%	15.6%

Basel III Advanced	15.0%	14.1%
Total capital ratio
Standardized	19.8%	18.7%

Basel III Advanced	17.8%	16.9%
Tier 1 leverage ratio	9.4%	9.3%

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.67 billion and $3.66 billion as of December 2016 and December 2015, respectively, and identifiable intangible assets of $257 million (60% of $429 million) and $196 million (40% of $491 million) as of December 2016 and December 2015, respectively, net of associated deferred tax liabilities of $1.05 billion and $1.04 billion as of December 2016 and December 2015, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of December 2016 and December 2015, CET1 reflects 60% and 40% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

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

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of December 2016 and December 2015, CET1 reflects 60% and 40% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

178	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

As of December 2016, junior subordinated debt issued to trusts is fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. As of December 2015, junior subordinated debt issued to trusts is reflected in both Tier 1 capital (25%) and Tier 2 capital (75%). Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital for the year ended December 2016 and year ended December 2015.

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Change in common shareholders’ equity	162	162

Change in deductions for:
Transitional provisions	(839)	(839)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	16	16

Investments in nonconsolidated financial institutions	895	895

Change in other adjustments	449	449
Ending balance	$72,046	$72,046
Tier 1 capital
Beginning balance	$81,511	$81,511

Change in deductions for:
Transitional provisions	(558)	(558)

Investments in covered funds	(32)	(32)

Other net increase in CET1	1,522	1,522

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	3	3

Change in other adjustments	324	324
Ending balance	82,440	82,440
Tier 2 capital
Beginning balance	16,705	16,103

Change in qualifying subordinated debt	(566)	(566)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	120	—

Change in other adjustments	13	13
Ending balance	16,074	15,352
Total capital	$98,514	$97,792

	Year Ended December 2015
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$69,830	$69,830

Change in common shareholders’ equity	1,931	1,931

Change in deductions for:
Transitional provisions	(1,368)	(1,368)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	75	75

Investments in nonconsolidated financial institutions	1,059	1,059

Change in other adjustments	(164)	(164)
Ending balance	$71,363	$71,363
Tier 1 capital
Beginning balance	$78,433	$78,433

Change in deductions for:
Transitional provisions	(1,073)	(1,073)

Investments in covered funds	(413)	(413)

Other net increase in CET1	2,901	2,901

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	2,000	2,000

Change in other adjustments	(7)	(7)
Ending balance	81,511	81,511
Tier 2 capital
Beginning balance	12,861	12,545

Increased deductions for transitional provisions	(53)	(53)

Change in qualifying subordinated debt	3,238	3,238

Redesignation of junior subordinated debt issued to trusts	330	330

Change in the allowance for losses on loans and lending commitments	286	—

Change in other adjustments	43	43
Ending balance	16,705	16,103
Total capital	$98,216	$97,614

The change in deductions for transitional provisions in the tables above represent the increased phase-in of deductions from 40% to 60% (effective January 1, 2016) for the year ended December 2016 and from 20% to 40% (effective January 1, 2015) for the year ended December 2015.

Goldman Sachs 2016 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of December
$ in millions	2016	2015
Credit RWAs
Derivatives	$124,286	$136,841

Commitments, guarantees and loans	115,744	111,391

Securities financing transactions	71,319	71,392

Equity investments	41,428	37,687

Other	58,636	62,807
Total Credit RWAs	411,413	420,118
Market RWAs
Regulatory VaR	9,750	12,000

Stressed VaR	22,475	21,738

Incremental risk	7,875	9,513

Comprehensive risk	5,338	5,725

Specific risk	39,825	55,013
Total Market RWAs	85,263	103,989
Total RWAs	$496,676	$524,107

	Basel III Advanced Rules as of December
$ in millions	2016	2015
Credit RWAs
Derivatives	$105,096	$113,671

Commitments, guarantees and loans	122,792	114,523

Securities financing transactions	14,673	14,901

Equity investments	44,095	40,110

Other	63,431	60,877
Total Credit RWAs	350,087	344,082
Market RWAs
Regulatory VaR	9,750	12,000

Stressed VaR	22,475	21,738

Incremental risk	7,875	9,513

Comprehensive risk	4,550	4,717

Specific risk	39,825	55,013
Total Market RWAs	84,475	102,981
Total Operational RWAs	115,088	130,588
Total RWAs	$549,650	$577,651

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other primarily includes receivables, other assets, and cash and cash equivalents.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the year ended December 2016. The increased deductions for transitional provisions represent the increased phase-in of deductions from 40% to 60%, effective January 1, 2016.

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$524,107	$577,651

Credit RWAs
Change in deductions for transitional provisions	(531)	(531)

Change in:
Derivatives	(12,555)	(8,575)

Commitments, guarantees and loans	4,353	8,269

Securities financing transactions	(73)	(228)

Equity investments	4,196	4,440

Other	(4,095)	2,630
Change in Credit RWAs	(8,705)	6,005
Market RWAs
Change in:
Regulatory VaR	(2,250)	(2,250)

Stressed VaR	737	737

Incremental risk	(1,638)	(1,638)

Comprehensive risk	(387)	(167)

Specific risk	(15,188)	(15,188)
Change in Market RWAs	(18,726)	(18,506)
Operational RWAs
Change in operational risk	—	(15,500)
Change in Operational RWAs	—	(15,500)
Ending balance	$496,676	$549,650

Standardized Credit RWAs as of December 2016 decreased by $8.71 billion compared with December 2015, primarily reflecting a decrease in derivatives, principally due to reduced exposures, and a decrease in receivables included in other credit RWAs reflecting the impact of firm and client activity. This decrease was partially offset by increases in commitments, guarantees and loans principally due to increased lending activity and equity investments, principally due to increased exposures and the impact of market movements. Standardized Market RWAs as of December 2016 decreased by $18.73 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures.

Basel III Advanced Credit RWAs as of December 2016 increased by $6.01 billion compared with December 2015, primarily reflecting an increase in commitments, guarantees and loans principally due to increased lending activity, and an increase in equity investments, principally due to increased exposures and the impact of market movements. These increases were partially offset by a decrease in derivatives, principally due to lower counterparty credit risk and reduced exposure. Basel III Advanced Market RWAs as of December 2016 decreased by $18.51 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures. Basel III Advanced Operational RWAs as of December 2016 decreased by $15.50 billion compared with December 2015, reflecting a decrease in the frequency of certain events incorporated within the firm’s risk-based model.

180	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules for the year ended December 2015. The increased deductions for transitional provisions represent the increased phase-in of deductions from 20% to 40%, effective January 1, 2015.

	Year Ended December 2015
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$619,216	$570,313

Credit RWAs
Change in deductions for transitional provisions	(1,073)	(1,073)

Change in:
Derivatives	(43,930)	(8,830)

Commitments, guarantees and loans	21,608	19,314

Securities financing transactions	(20,724)	(717)

Equity investments	131	934

Other	(8,589)	6,510
Change in Credit RWAs	(52,577)	16,138
Market RWAs
Change in:
Regulatory VaR	1,762	1,762

Stressed VaR	(7,887)	(7,887)

Incremental risk	(7,437)	(7,437)

Comprehensive risk	(4,130)	(3,433)

Specific risk	(24,840)	(24,905)
Change in Market RWAs	(42,532)	(41,900)
Operational RWAs
Change in operational risk	—	33,100
Change in Operational RWAs	—	33,100
Ending balance	$524,107	$577,651

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the Federal Reserve Board, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to bank holding companies. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks. Those requirements are based on the Revised Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Revised Capital Framework.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA.

	Minimum Ratio as of December		“Well-capitalized” Minimum Ratio
	2016	2015
CET1 ratio	5.125%	4.5%	6.5%

Tier 1 capital ratio	6.625%	6.0%	8.0%

Total capital ratio	8.625%	8.0%	10.0%

Tier 1 leverage ratio	4.000%	4.0%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of December 2016 and December 2015. In the table above, the minimum ratios as of December 2016 reflect the 25% phase-in of the capital conservation buffer (0.625%) and the counter-cyclical capital buffer described above (0%). GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers discussed above, could result in restrictions being imposed by GS Bank USA’s regulators.

Goldman Sachs 2016 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of December 2016 and December 2015. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of December
$ in millions	2016	2015
Standardized
Common Equity Tier 1	$ 24,485	$ 23,017
Tier 1 capital	24,485	23,017

Tier 2 capital	2,382	2,311
Total capital	$ 26,867	$ 25,328
Basel III Advanced
Common Equity Tier 1	$ 24,485	$ 23,017
Tier 1 capital	24,485	23,017

Standardized Tier 2 capital	2,382	2,311

Allowance for losses on loans and lending commitments	(382)	(311)
Tier 2 capital	2,000	2,000
Total capital	$ 26,485	$ 25,017
RWAs
Standardized	$204,232	$202,197

Basel III Advanced	131,051	131,059
CET1 ratio
Standardized	12.0%	11.4%

Basel III Advanced	18.7%	17.6%
Tier 1 capital ratio
Standardized	12.0%	11.4%

Basel III Advanced	18.7%	17.6%
Total capital ratio
Standardized	13.2%	12.5%

Basel III Advanced	20.2%	19.1%
Tier 1 leverage ratio	14.4%	16.4%

The increase in GS Bank USA’s Standardized and Advanced capital ratios from December 2015 to December 2016 is primarily due to an increase in Common Equity Tier 1 capital, principally due to net earnings for 2016.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of December 2016 and December 2015, GSIB was in compliance with all regulatory capital requirements.

Broker-Dealer Subsidiaries

U.S. Regulated Broker-Dealer Subsidiaries. GS&Co. is the firm’s primary U.S. regulated broker-dealer subsidiary and is subject to regulatory capital requirements including those imposed by the SEC and the Financial Industry Regulatory Authority, Inc. (FINRA). In addition, GS&Co. is a registered futures commission merchant and is subject to regulatory capital requirements imposed by the CFTC, the Chicago Mercantile Exchange and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. has elected to calculate its minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of December 2016 and December 2015, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.17 billion and $14.75 billion, respectively, which exceeded the amount required by $14.66 billion and $12.37 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2016 and December 2015, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Goldman Sachs Execution & Clearing, L.P. (GSEC) was also one of the firm’s primary U.S. regulated broker-dealer subsidiaries prior to transferring substantially all of its clearing business to GS&Co. in 2016. As of December 2015, GSEC had regulatory net capital, calculated in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1, of $1.71 billion, which exceeded the amount required by $1.59 billion.

182	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2016 and December 2015, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

Group Inc.’s ability to withdraw capital from its regulated subsidiaries is limited by minimum equity capital requirements applicable to those subsidiaries, provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval (e.g., the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test) even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. For example, the Federal Reserve Board, the FDIC and the NYDFS have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

As of December 2016 and December 2015, Group Inc. was required to maintain $46.49 billion and $48.09 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA held at the Federal Reserve Bank of New York was $74.24 billion and $49.36 billion as of December 2016 and December 2015, respectively, which exceeded required reserve amounts by $74.09 billion and $49.25 billion as of December 2016 and December 2015, respectively. The increase in the amount deposited by GS Bank USA held at the Federal Reserve Bank of New York from December 2015 to December 2016 is primarily a result of the acquisition of GE Capital Bank’s online deposit platform in April 2016. See Note 14 for further information about this acquisition.

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

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2016	2015	2014
Net earnings applicable to common shareholders	$7,087	$5,568	$8,077
Weighted average number of basic shares	427.4	448.9	458.9

Effect of dilutive securities:
RSUs	4.7	5.3	6.1

Stock options	3.0	4.4	8.2
Dilutive securities	7.7	9.7	14.3
Weighted average number of basic shares and dilutive securities	435.1	458.6	473.2
Basic EPS	$16.53	$12.35	$17.55

Diluted EPS	16.29	12.14	17.07

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.05 for 2016, 2015 and 2014.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of 2.8 million for 2016, and 6.0 million for both 2015 and 2014.

Goldman Sachs 2016 Form 10-K	183

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

	Year Ended December
$ in millions	2016	2015	2014
Fees earned from funds	$2,777	$3,293	$3,232

	As of December
$ in millions	2016	2015
Fees receivable from funds	$ 554	$ 599

Aggregate carrying value of interests in funds	6,841	7,768

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees of $104 million were waived for the year ended December 2016.

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

As of both December 2016 and December 2015, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $300 million. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of December 2016 and December 2015, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

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

	Year Ended December
$ in millions	2016	2015	2014
Interest income
Deposits with banks	$ 452	$ 241	$ 227

Securities borrowed, securities purchased under agreements to resell and federal funds sold	691	17	(78)

Financial instruments owned, at fair value	5,444	5,862	7,537

Loans receivable	1,843	1,191	708

Other interest	1,261	1,141	1,210
Total interest income	9,691	8,452	9,604
Interest expense
Deposits	878	408	333

Securities loaned and securities sold under agreements to repurchase	442	330	431

Financial instruments sold, but not yet purchased, at fair value	1,251	1,319	1,741

Short-term secured and unsecured borrowings	446	429	447

Long-term secured and unsecured borrowings	4,242	3,878	3,460

Other interest	(155)	(976)	(855)
Total interest expense	7,104	5,388	5,557
Net interest income	$2,587	$3,064	$4,047

In the table above:

•	Securities borrowed, securities purchased under agreements to resell and federal funds sold includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

184	Goldman Sachs 2016 Form 10-K

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

	Year Ended December
$ in millions	2016	2015	2014
Current taxes
U.S. federal	$1,032	$1,116	$1,908

State and local	139	(12)	576

Non-U.S.	1,184	1,166	901
Total current tax expense	2,355	2,270	3,385
Deferred taxes
U.S. federal	399	397	190

State and local	51	62	38

Non-U.S.	101	(34)	267
Total deferred tax expense	551	425	495
Provision for taxes	$2,906	$2,695	$3,880

In the table above, for 2016 and 2015, state and local current taxes includes the impact of settlements of state and local examinations.

	Year Ended December
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

State and local taxes, net of U.S. federal income tax effects	0.9%	0.3%	3.2%

Tax credits	(2.0)%	(1.7)%	(1.1)%

Non-U.S. operations	(6.7)%	(12.1)%	(5.8)%

Tax-exempt income, including dividends	(0.3)%	(0.7)%	(0.3)%

Non-deductible legal expenses	1.0%	10.2%	—

Other	0.3%	(0.3)%	0.4%
Effective income tax rate	28.2%	30.7%	31.4%

In the table above:

•	Non-U.S. operations includes the impact of permanently reinvested earnings.

•	State and local taxes, net of U.S. federal income tax effects, for 2016 and 2015, includes the impact of settlements of state and local examinations.

•	Substantially all of the non-deductible legal expenses for 2015 relate to provisions for the settlement agreement with the RMBS Working Group.

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

The table below presents the significant components of deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2016	2015
Deferred tax assets
Compensation and benefits	$2,461	$2,744

ASC 740 asset related to unrecognized tax benefits	231	197

Non-U.S. operations	967	1,200

Net operating losses	427	426

Occupancy-related	100	80

Other comprehensive income-related	757	521

Other, net	394	836
Subtotal	5,337	6,004

Valuation allowance	(115)	(73)
Total deferred tax assets	$5,222	$5,931
Depreciation and amortization	$1,200	$1,254

Unrealized gains	342	853
Total deferred tax liabilities	$1,542	$2,107

The firm has recorded deferred tax assets of $427 million and $426 million as of December 2016 and December 2015, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $67 million and $24 million as of December 2016 and December 2015, respectively, related to these net operating loss carryforwards.

Goldman Sachs 2016 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 2016, the U.S. federal and state and local net operating loss carryforwards were $207 million and $800 million, respectively. If not utilized, the U.S. federal net operating loss carryforward and the state and local net operating loss carryforward will begin to expire in 2017. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2016, foreign net operating loss carryforwards were $1.39 billion, substantially all of which do not expire. The firm had no foreign tax credit carryforwards and no related net deferred income tax assets as of December 2016 and December 2015.

The firm had no capital loss carryforwards and no related net deferred income tax assets as of December 2016 and December 2015.

The valuation allowance increased by $42 million during 2016 and increased by $9 million during 2015. The increases in 2016 and 2015 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2016 and December 2015, this policy resulted in an unrecognized net deferred tax liability of $6.18 billion and $5.66 billion, respectively, attributable to reinvested earnings of $31.24 billion and $28.55 billion, respectively.

Unrecognized Tax Benefits

The firm recognizes tax positions in the consolidated financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the consolidated financial statements.

The accrued liability for interest expense related to income tax matters and income tax penalties was $141 million and $101 million as of December 2016 and December 2015, respectively. The firm recognized interest expense and income tax penalties of $27 million, $17 million and $45 million for 2016, 2015 and 2014, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2016 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in “Other liabilities and accrued expenses.” See Note 17 for further information.

	Year Ended or as of December
$ in millions	2016	2015	2014
Beginning balance	$ 825	$ 871	$ 1,765

Increases based on tax positions related to the current year	113	65	204

Increases based on tax positions related to prior years	188	158	263

Decreases based on tax positions related to prior years	(88)	(205)	(241)

Decreases related to settlements	(186)	(87)	(1,112)

Exchange rate fluctuations	—	23	(8)
Ending balance	$ 852	$ 825	$ 871
Related deferred income tax asset	231	197	172
Net unrecognized tax benefit	$ 621	$ 628	$ 699

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2016
U.S. Federal	2011

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2007

During the second quarter of 2016, the Joint Committee on Taxation finalized its review of the U.S. Federal examinations of fiscal 2008 through calendar 2010. The completion of the review did not have a material impact on the firm’s effective income tax rate. The examinations of 2011 and 2012 began in 2013.

The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2017. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 through 2015 tax years remain subject to post-filing review.

186	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

New York State and City examinations for the firm (excluding GS Bank USA) of fiscal 2007 through calendar 2010 are ongoing. New York State and City examinations for GS Bank USA have been completed through 2014.

In 2016, the firm concluded examinations with the Japan tax authorities related to 2010 through 2013. In 2016, the firm concluded examinations with the Hong Kong tax authorities related to 2006. The completion of these examinations did not have a material impact on the firm’s effective income tax rate.

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

The cost drivers of the firm taken as a whole, compensation, headcount and levels of business activity, are broadly similar in each of the firm’s business segments. Compensation and benefits expenses in the firm’s segments reflect, among other factors, the overall performance of the firm, as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.

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

The table below presents the firm’s net revenues, pre-tax earnings and total assets by segment. Management believes that this information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Year Ended or as of December
$ in millions	2016	2015	2014
Investment Banking
Financial Advisory	$ 2,932	$ 3,470	$ 2,474
Equity underwriting	891	1,546	1,750

Debt underwriting	2,450	2,011	2,240
Total Underwriting	3,341	3,557	3,990
Total net revenues	6,273	7,027	6,464

Operating expenses	3,437	3,713	3,688
Pre-tax earnings	$ 2,836	$ 3,314	$ 2,776
Segment assets	$ 1,824	$ 2,564	$ 1,844
Institutional Client Services
Fixed Income, Currency and Commodities Client Execution	$ 7,556	$ 7,322	$ 8,461
Equities client execution	2,194	3,028	2,079

Commissions and fees	3,078	3,156	3,153

Securities services	1,639	1,645	1,504
Total Equities	6,911	7,829	6,736
Total net revenues	14,467	15,151	15,197

Operating expenses	9,713	13,938	10,880
Pre-tax earnings	$ 4,754	$ 1,213	$ 4,317
Segment assets	$645,689	$663,394	$695,674
Investing & Lending
Equity securities	$ 2,573	$ 3,781	$ 4,579

Debt securities and loans	1,507	1,655	2,246
Total net revenues	4,080	5,436	6,825

Operating expenses	2,386	2,402	2,819
Pre-tax earnings	$ 1,694	$ 3,034	$ 4,006
Segment assets	$198,181	$179,428	$143,790
Investment Management
Management and other fees	$ 4,798	$ 4,887	$ 4,800

Incentive fees	421	780	776

Transaction revenues	569	539	466
Total net revenues	5,788	6,206	6,042

Operating expenses	4,654	4,841	4,647
Pre-tax earnings	$ 1,134	$ 1,365	$ 1,395
Segment assets	$ 14,471	$ 16,009	$ 14,534
Total net revenues	$ 30,608	$ 33,820	$ 34,528

Total operating expenses	20,304	25,042	22,171
Total pre-tax earnings	$ 10,304	$ 8,778	$ 12,357
Total assets	$860,165	$861,395	$855,842

Goldman Sachs 2016 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•	All operating expenses have been allocated to the firm’s segments except for charitable contributions of $114 million for 2016, $148 million for 2015 and $137 million for 2014.

•

Total operating expenses includes net provisions for litigation and regulatory proceedings of $396 million for 2016, $4.01 billion (of which $3.37 billion was related to the settlement agreement with the RMBS Working Group) for 2015 and $754 million for 2014.

The table below presents the amounts of net interest income by segment included in net revenues.

	Year Ended December
$ in millions	2016	2015	2014
Investment Banking	$ —	$ —	$ —

Institutional Client Services	1,456	2,472	3,679

Investing & Lending	880	418	237

Investment Management	251	174	131
Total net interest income	$2,587	$3,064	$4,047

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Year Ended December
$ in millions	2016	2015	2014
Investment Banking	$ 126	$ 123	$ 135

Institutional Client Services	489	462	525

Investing & Lending	215	253	530

Investment Management	168	153	147
Total depreciation and amortization	$ 998	$ 991	$1,337

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

	Year Ended December
$ in millions	2016		2015		2014
Net revenues
Americas	$18,144	60%	$19,202	56%	$20,062	58%

Europe, Middle East and Africa	8,040	26%	8,981	27%	9,057	26%

Asia	4,424	14%	5,637	17%	5,409	16%
Total net revenues	$30,608	100%	$33,820	100%	$34,528	100%
Pre-tax earnings
Americas	$ 6,352	61%	$ 3,359	37%	$ 7,144	57%

Europe, Middle East and Africa	2,883	28%	3,364	38%	3,338	27%

Asia	1,183	11%	2,203	25%	2,012	16%
Subtotal	10,418	100%	8,926	100%	12,494	100%

Corporate	(114)		(148)		(137)
Total pre-tax earnings	$10,304		$ 8,778		$12,357
Net earnings
Americas	$ 4,337	58%	$ 1,587	26%	$ 4,558	53%

Europe, Middle East and Africa	2,270	30%	2,914	47%	2,576	30%

Asia	870	12%	1,686	27%	1,434	17%
Subtotal	7,477	100%	6,187	100%	8,568	100%

Corporate	(79)		(104)		(91)
Total net earnings	$ 7,398		$ 6,083		$ 8,477

188	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Americas pre-tax earnings includes provisions of $3.37 billion recorded during 2015 for the settlement agreement with the RMBS Working Group.

•	Corporate pre-tax earnings includes charitable contributions that have not been allocated to the firm’s geographic regions.

•	Substantially all of the amounts in Americas were attributable to the U.S.

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

The table below presents the credit concentrations in cash instruments held by the firm. Amounts in the table below are included in “Financial instruments owned, at fair value.”

	As of December
$ in millions	2016	2015
U.S. government and federal agency obligations	$57,657	$63,844

% of total assets	6.7%	7.4%

Non-U.S. government and agency obligations	$29,381	$31,772

% of total assets	3.4%	3.7%

As of December 2016 and December 2015, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

The table below presents U.S. government and federal agency obligations and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions. Because the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default. In the table below, non-U.S. government and agency obligations primarily consists of securities issued by the governments of France, the U.K., Japan and Germany.

	As of December
$ in millions	2016	2015
U.S. government and federal agency obligations	$89,721	$107,198

Non-U.S. government and agency obligations	80,234	74,326

Goldman Sachs 2016 Form 10-K	189

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2016 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.8 billion in excess of the aggregate reserves for such matters.

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

190	Goldman Sachs 2016 Form 10-K

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

Various alleged purchasers of mortgage pass-through certificates and other mortgage-related products (including Massachusetts Mutual Life Insurance Company and the FDIC (as receiver for Guaranty Bank) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

As of the date hereof, the aggregate amount of mortgage-related securities sold to plaintiffs in active cases described in the preceding paragraph where those plaintiffs are seeking rescission of such securities was approximately $261 million (which does not reflect adjustment for any subsequent paydowns or distributions or any residual value of such securities, statutory interest or any other adjustments that may be claimed). This amount does not include the potential claims by these or other purchasers in the same or other mortgage-related offerings that have not been described above, or claims that have been dismissed.

The firm has entered into agreements with Deutsche Bank National Trust Company and U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $11.1 billion original notional face amount of securitizations issued by trusts for which they act as trustees.

The firm has received subpoenas or requests for information from, and is engaged in discussions with, certain regulators and law enforcement agencies with which it has not entered into settlement agreements as part of inquiries or investigations relating to mortgage-related matters.

Goldman Sachs 2016 Form 10-K	191

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

SunEdison Bankruptcy Litigation. GS Bank USA is among the defendants named in an adversary proceeding filed on October 20, 2016 in the U.S. Bankruptcy Court for the Southern District of New York arising from the bankruptcy of SunEdison. The complaint alleges that amounts transferred and liens granted by SunEdison to its secured creditors, including GS Bank USA, prior to filing for bankruptcy were fraudulent and preferential transfers. Plaintiffs seek to recoup those transfers, avoid those liens and disallow certain claims of the secured creditors. GS Bank USA received pre-filing payments from SunEdison aggregating $169 million that are subject to the recoupment claims and holds $75 million of secured debt subject to the avoidance and disallowance claims. Defendants moved to dismiss on November 22, 2016.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on September 26, 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The complaint generally alleges that defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and seeks injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss on January 23, 2017.

Group Inc., GS&Co. and GS Canada are among the defendants named in putative class actions related to trading in foreign exchange markets, filed beginning in September 2015 in the Superior Court of Justice in Ontario, Canada and the Superior Court of Quebec, Canada, on behalf of direct and indirect purchasers of foreign exchange instruments traded in Canada. The complaints generally allege a conspiracy to manipulate the foreign currency exchange markets and assert claims under Canada’s Competition Act and common law. The Ontario and Quebec complaints seek, among other things, compensatory damages in the amounts of 1 billion Canadian dollars and 100 million Canadian dollars, respectively, as well as restitution and 50 million Canadian dollars in punitive, exemplary and aggravated damages. In December 2016, the courts preliminarily approved a settlement of the claims against the Goldman Sachs defendants. The firm has paid the full amount of the proposed settlement into trust pending final settlement approval.

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

192	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and the underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The consolidated amended complaint, filed on May 1, 2015, asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion. On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. On November 3, 2016, plaintiffs moved for class certification.

Cobalt, certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), certain shareholders of Cobalt (including funds affiliated with Group Inc.), and affiliates of these shareholders (including Group Inc.) are defendants in putative shareholder derivative actions filed beginning on May 6, 2016 in Texas District Court, Harris County. As to the director and officer defendants (including employees of affiliates of Group Inc. who served as directors of Cobalt), the petitions generally allege that they breached their fiduciary duties under state law by making materially false and misleading statements concerning Cobalt. As to the shareholder defendants and their affiliates (including Group Inc. and several affiliated funds), the original petition also alleges that they breached their fiduciary duties by selling Cobalt securities in the common stock offerings described above on the basis of inside information. The petitions seek, among other things, unspecified monetary damages and disgorgement of proceeds from the sale of Cobalt common stock. Defendants moved to dismiss the original petition on July 8, 2016.

Adeptus Health Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include Adeptus Health Inc. (Adeptus), its sponsor, and certain of directors and officers of Adeptus. As to the underwriters, the complaints generally allege misstatements and omissions in connection with the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. The complaints assert claims under the federal securities laws and seek, among other things, unspecified monetary damages. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million.

Goldman Sachs 2016 Form 10-K	193

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

TerraForm Global and SunEdison Securities Litigation. GS&Co. is among the underwriters, placement agents and initial purchasers named as defendants in several putative class actions and individual actions filed beginning in October 2015 relating to the $675 million July 2015 initial public offering of the common stock of TerraForm Global, Inc. (TerraForm Global), the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock, the June 2015 private placement of $335 million of TerraForm Global Class D units, and the August 2015 Rule 144A offering of $810 million principal amount of TerraForm Global senior notes. SunEdison is TerraForm Global’s controlling shareholder and sponsor. Beginning in October 2016, the pending cases were transferred to the U.S. District Court for the Southern District of New York, and on January 16, 2017, certain plaintiffs filed a consolidated amended complaint relating to TerraForm Global’s initial public offering. The defendants also include TerraForm Global, SunEdison and certain of their directors and officers. The complaints generally allege misstatements and omissions in connection with the offerings, assert claims under federal securities laws and, in certain actions, state laws, and seek compensatory damages in an unspecified amount, as well as rescission or rescissory damages. TerraForm Global sold 154,800 Class D units, representing an aggregate offering price of approximately $155 million, to the individual plaintiffs. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million and sold 2,340,000 shares of TerraForm Global common stock in the initial public offering representing an aggregate offering price of approximately $35 million. GS&Co., as initial purchaser, sold approximately $49 million principal amount of TerraForm Global senior notes in the Rule 144A offering. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy.

Valeant Pharmaceuticals International Securities Litigation. GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint generally alleges misstatements and omissions in connection with the offering materials for the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec and seeks compensatory damages in an unspecified amount.

GS&Co. is among the initial purchasers named as defendants in a putative class action filed on June 24, 2016 in the U.S. District Court for the District of New Jersey. In addition to the initial purchasers for Valeant’s Rule 144A debt offerings, the defendants include Valeant, certain directors and officers of Valeant, Valeant’s auditor and the underwriters for a common stock offering in which GS&Co. did not participate. As to GS&Co., the complaint generally alleges misstatements and omissions in connection with the June 2013 and November 2013 Rule 144A offerings described above, asserts claims under the federal securities laws, and seeks rescission and compensatory damages in an unspecified amount. Defendants moved to dismiss on September 13, 2016.

GS&Co. and GS Canada, as sole underwriters, sold 27,058,824 shares of common stock in the June 2013 offering representing an aggregate offering price of approximately $2.3 billion and, as initial purchasers, sold approximately $1.3 billion and $293 million in principal amount of senior notes in the June 2013 and November 2013 Rule 144A offerings, respectively.

194	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest Rate Swap Antitrust Litigation. Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in putative antitrust class actions relating to the trading of interest rate swaps, filed beginning in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The second consolidated amended complaint filed on December 9, 2016 generally alleges a conspiracy among the defendants since at least January 1, 2007 to preclude exchange trading of interest rate swaps. The complaint seeks declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss on January 20, 2017.

Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in antitrust actions relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York beginning in April 2016 by two operators of swap execution facilities and certain of their affiliates. These actions have been consolidated with the class action described above for pretrial proceedings. The second consolidated amended complaint filed on December 9, 2016 generally asserts claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of interest rate swaps on the plaintiffs’ respective swap execution facilities and seeks declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss on January 20, 2017.

Commodities-Related Litigation. GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on July 27, 2015, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On September 21, 2015, the defendants moved to dismiss.

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

Goldman Sachs 2016 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

ISDAFIX-Related Litigation. Group Inc. is among the defendants named in several putative class actions relating to trading in interest rate derivatives, filed beginning in September 2014 and most recently amended on February 12, 2015 in the U.S. District Court for the Southern District of New York. The plaintiffs assert claims under the federal antitrust laws and state common law in connection with an alleged conspiracy to manipulate the ISDAFIX benchmarks and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On December 19, 2016, the court preliminarily approved a settlement of the claims against Group Inc. The firm has paid the full amount of the proposed settlement into an escrow fund.

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

•

The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the U.S. Foreign Corrupt Practices Act;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•

Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Note 28.

Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for certain U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants and frozen for existing participants as of March 31, 2016. The non-U.S. plans do not have a material impact on the firm’s consolidated results of operations.

196	Goldman Sachs 2016 Form 10-K

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2016, “Other assets” and “Other liabilities and accrued expenses” included $72 million (related to overfunded pension plans) and $592 million, respectively, related to these plans. As of December 2015, “Other assets” and “Other liabilities and accrued expenses” included $329 million (related to overfunded pension plans) and $561 million, respectively, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $236 million for 2016, $231 million for 2015 and $223 million for 2014.

Note 29.

Employee Incentive Plans

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. See Note 3 for information about the adoption of ASU No. 2016-09.

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

As of December 2016, 73.0 million shares were available for grant under the 2015 SIP. If any shares of common stock underlying awards granted under the 2015 SIP or 2013 SIP are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under the 2015 SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under the 2015 SIP. The 2015 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2019.

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

Goldman Sachs 2016 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the activity related to RSUs.

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2015	5,649,156	22,082,601	$159.82	$148.00

Granted	4,452,358	11,071,140	138.48	134.90

Forfeited	(501,094)	(387,417)	153.98	149.60

Delivered	—	(14,541,074)	—	142.85

Vested	(3,977,181)	3,977,181	154.44	154.44
Outstanding, December 2016	5,623,239	22,202,431	147.25	145.97

In the table above:

•

The weighted average grant-date fair value of RSUs granted during 2016, 2015 and 2014 was $135.92, $160.19 and $151.40, respectively. The fair value of the RSUs granted during 2016, 2015 and 2014 includes a liquidity discount of 10.5%, 9.2% and 13.8%, respectively, to reflect post-vesting and delivery transfer restrictions of up to 4 years.

•	The aggregate fair value of awards that vested during 2016, 2015 and 2014 was $2.26 billion, $2.40 billion and $2.39 billion, respectively.

•	Delivered RSUs include RSUs that were cash settled.

•	RSUs outstanding include restricted stock subject to future service requirements as of December 2016 and December 2015 of 39,957 and 6,354 shares, respectively.

In the first quarter of 2017, the firm granted to its employees 8.4 million year-end RSUs, of which 3.2 million RSUs require future service as a condition of delivery for the related shares of common stock. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period but are subject to post-vesting and delivery transfer restrictions through January 2022. These grants are not included in the table above.

Stock Options

Stock options generally vest as outlined in the applicable stock option agreement. In general, options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the applicable stock option agreement and the SIP in effect at the time of grant.

The table below presents the activity related to outstanding stock options, all of which were granted in 2006 through 2008.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life (years)
Outstanding, December 2015	14,756,275	$128.79	$891	2.38

Exercised	(6,795,087)	135.16
Outstanding, December 2016	7,961,188	123.36	924	1.61
Exercisable, December 2016	7,961,188	123.36	924	1.61

In the table above:

•	The total intrinsic value of options exercised during 2016, 2015 and 2014 was $436 million, $531 million and $2.03 billion, respectively.

•

Options outstanding as of December 2016, consist of 5.13 million options with an exercise price of $78.78 and a remaining life of 2.00 years, and 2.83 million options with an exercise price of $204.16 and a remaining life of 0.92 years.

The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2016	2015	2014
Share-based compensation	$2,170	$2,304	$2,101

Excess net tax benefit for options exercised	79	134	549

Excess net tax benefit for other share-based awards	147	406	788

In the table above, excess net tax benefit for other share-based awards represents the net tax benefit recognized in additional paid-in capital on stock options exercised, the delivery of common stock underlying share-based awards and dividend equivalents paid on RSUs. Following the adoption of ASU 2016-09, such amounts will be recognized prospectively in income tax expense. See Note 3 for further information about this ASU.

As of December 2016, there was $381 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.50 years.

198	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings

	Year Ended December
$ in millions	2016	2015	2014
Revenues
Dividends from subsidiaries:
Bank subsidiaries	$ 53	$ 32	$ 16

Nonbank subsidiaries	5,465	3,181	2,739

Other revenues	155	(132)	826
Total non-interest revenues	5,673	3,081	3,581

Interest income	4,140	3,519	3,769

Interest expense	4,543	4,165	3,802
Net interest loss	(403)	(646)	(33)
Net revenues, including net interest loss	5,270	2,435	3,548
Operating expenses
Compensation and benefits	343	498	411

Other expenses	332	188	282
Total operating expenses	675	686	693
Pre-tax earnings	4,595	1,749	2,855

Provision/(benefit) for taxes	(518)	(828)	(292)

Undistributed earnings of subsidiaries	2,285	3,506	5,330
Net earnings	7,398	6,083	8,477

Preferred stock dividends	311	515	400
Net earnings applicable to common shareholders	$7,087	$5,568	$8,077

Supplemental Disclosure:

Dividends from nonbank subsidiaries include cash dividends of $3.46 billion, $2.29 billion and $2.62 billion for 2016, 2015 and 2014, respectively.

Group Inc. — Condensed Statements of Financial Condition

	As of December
$ in millions	2016	2015
Assets
Cash and cash equivalents:
With third party banks	$ 81	$ 36

With subsidiary bank	3,000	1,300

Loans to and receivables from subsidiaries:
Bank subsidiaries	9,131	9,494

Nonbank subsidiaries	179,899	179,826

Investments in subsidiaries and other affiliates:
Bank subsidiaries	25,571	23,985

Nonbank subsidiaries and other affiliates	67,203	61,533

Financial instruments owned, at fair value	4,524	4,410

Other assets	6,273	7,472
Total assets	$295,682	$288,056
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 875	$ 591

Financial instruments sold, but not yet purchased, at fair value	775	443

Unsecured short-term borrowings:
With third parties (includes $3,256 as of December 2016 and $4,924 as of December 2015, at fair value)	27,159	29,547

With subsidiaries	999	628

Unsecured long-term borrowings:
With third parties (includes $17,591 as of December 2016 and $16,194 as of December 2015, at fair value)	172,164	164,718

With subsidiaries	5,233	3,854

Other liabilities and accrued expenses	1,584	1,547
Total liabilities	208,789	201,328

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	11,203	11,200

Common stock	9	9

Share-based awards	3,914	4,151

Additional paid-in capital	52,638	51,340

Retained earnings	89,039	83,386

Accumulated other comprehensive loss	(1,216)	(718)

Stock held in treasury, at cost	(68,694)	(62,640)
Total shareholders’ equity	86,893	86,728
Total liabilities and shareholders’ equity	$295,682	$288,056

Supplemental Disclosures:

Loans to and receivables from nonbank subsidiaries primarily includes overnight loans, the proceeds of which can be used to satisfy the short-term obligations of Group Inc.

As of December 2016, unsecured long-term borrowings with subsidiaries by maturity date are $3.83 billion in 2018, $90 million in 2019, $100 million in 2020, $132 million in 2021, and $1.08 billion in 2022-thereafter.

Goldman Sachs 2016 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Group Inc. — Condensed Statements of Cash Flows

	Year Ended December
$ in millions	2016	2015	2014
Cash flows from operating activities
Net earnings	$ 7,398	$ 6,083	$ 8,477

Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,285)	(3,506)	(5,330)

Depreciation and amortization	52	50	42

Deferred income taxes	134	86	(4)

Share-based compensation	193	178	188

Loss/(gain) related to extinguishment of junior subordinated debt	3	(34)	(289)

Changes in operating assets and liabilities:
Financial instruments owned, at fair value	(1,580)	(620)	6,766

Financial instruments sold, but not yet purchased, at fair value	332	274	(252)

Other, net	(993)	(56)	(5,793)
Net cash provided by operating activities	3,254	2,455	3,805

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(79)	(33)	(15)

Issuances of short-term loans to subsidiaries, net	(3,994)	(24,417)	(4,099)

Issuance of term loans to subsidiaries	(28,498)	(8,632)	(8,803)

Repayments of term loans by subsidiaries	32,265	24,196	3,979

Capital distributions from/(contributions to) subsidiaries, net	(3,265)	(1,500)	865
Net cash used for investing activities	(3,571)	(10,386)	(8,073)

Cash flows from financing activities
Unsecured short-term borrowings, net	2,112	(2,684)	963

Proceeds from issuance of long-term borrowings	40,708	42,795	37,101

Repayment of long-term borrowings, including the current portion	(33,314)	(27,726)	(27,931)

Purchase of APEX, trust preferred securities and senior guaranteed trust securities	(1,171)	(1)	(1,801)

Common stock repurchased	(6,078)	(4,135)	(5,469)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,706)	(1,681)	(1,454)

Proceeds from issuance of preferred stock, net of issuance costs	1,303	1,993	1,980

Proceeds from issuance of common stock, including exercise of share-based awards	6	259	123

Excess tax benefit related to share-based awards	202	407	782

Cash settlement of share-based awards	—	(2)	(1)
Net cash provided by financing activities	2,062	9,225	4,293
Net increase in cash and cash equivalents	1,745	1,294	25

Cash and cash equivalents, beginning balance	1,336	42	17
Cash and cash equivalents, ending balance	$ 3,081	$ 1,336	$ 42

Supplemental Disclosures:

Cash payments for third-party interest, net of capitalized interest, were $4.72 billion, $3.54 billion and $4.31 billion for 2016, 2015 and 2014, respectively.

Cash payments for income taxes, net of refunds, were $61 million, $1.28 billion and $2.35 billion for 2016, 2015 and 2014, respectively.

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the year ended December 2016:

•	Group Inc. exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•	Group Inc. exchanged $127 million of senior guaranteed trust securities for $124 million of Group Inc.’s junior subordinated debt.

Non-cash activities during the year ended December 2015:

•	Group Inc. exchanged $262 million of Trust Preferred Securities and common beneficial interests held by Group Inc. for $296 million of Group Inc.’s junior subordinated debt.

•	Group Inc. exchanged $6.12 billion in financial instruments owned, at fair value, held by Group Inc. for $5.20 billion of loans to and $918 million of equity in certain of its subsidiaries.

Non-cash activities during the year ended December 2014:

•

Group Inc. exchanged $1.58 billion of Trust Preferred Securities, common beneficial interests and senior guaranteed trust securities held by Group Inc. for $1.87 billion of Group Inc.’s junior subordinated debt.

200	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The tables below present the firm’s unaudited quarterly results for 2016 and 2015. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature. The timing and magnitude of changes in the firm’s discretionary compensation accruals (included in operating expenses) can have a significant effect on results in a given quarter.

	Three Months Ended
in millions, except per share data	December 2016	September 2016	June 2016	March 2016
Non-interest revenues	$7,834	$7,554	$7,178	$ 5,455

Interest income	2,424	2,389	2,530	2,348

Interest expense	2,088	1,775	1,776	1,465
Net interest income	336	614	754	883
Net revenues, including net interest income	8,170	8,168	7,932	6,338

Operating expenses	4,773	5,300	5,469	4,762
Pre-tax earnings	3,397	2,868	2,463	1,576

Provision for taxes	1,050	774	641	441
Net earnings	2,347	2,094	1,822	1,135

Preferred stock dividends	194	(6)	188	(65)
Net earnings applicable to common shareholders	$2,153	$2,100	$1,634	$ 1,200
Earnings per common share:
Basic	$ 5.17	$ 4.96	$ 3.77	$ 2.71

Diluted	5.08	4.88	3.72	2.68

Dividends declared per common share	0.65	0.65	0.65	0.65

	Three Months Ended
in millions, except per share data	December 2015	September 2015	June 2015	March 2015
Non-interest revenues	$6,573	$6,019	$8,406	$ 9,758

Interest income	2,148	2,119	2,150	2,035

Interest expense	1,448	1,277	1,487	1,176
Net interest income	700	842	663	859
Net revenues, including net interest income	7,273	6,861	9,069	10,617

Operating expenses	6,201	4,815	7,343	6,683
Pre-tax earnings	1,072	2,046	1,726	3,934

Provision for taxes	307	620	678	1,090
Net earnings	765	1,426	1,048	2,844

Preferred stock dividends	191	96	132	96
Net earnings applicable to common shareholders	$ 574	$1,330	$ 916	$ 2,748
Earnings per common share:
Basic	$ 1.28	$ 2.95	$ 2.01	$ 6.05

Diluted	1.27	2.90	1.98	5.94

Dividends declared per common share	0.65	0.65	0.65	0.60

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2016		2015		2014
	High	Low	High	Low	High	Low
First quarter	$177.50	$139.05	$195.73	$172.26	$181.13	$159.77

Second quarter	168.90	138.20	218.77	186.96	171.08	151.65

Third quarter	172.42	142.62	214.61	167.49	188.58	161.53

Fourth quarter	245.57	160.25	199.90	169.87	198.06	171.26

As of February 10, 2017, there were 8,177 holders of record of the firm’s common stock.

On February 10, 2017, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $242.72 per share.

Common Stock Performance

The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2011 (the last trading day before the firm’s 2012 fiscal year) through December 31, 2016, with the S&P 500 Index and the S&P 500 Financials Index. The graph and table assume $100 was invested on December 31, 2011 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

	As of December
	2011	2012	2013	2014	2015	2016
The Goldman Sachs Group, Inc.	$100.00	$143.37	$201.84	$223.59	$210.65	$284.19

S&P 500 Index	100.00	115.99	153.54	174.54	176.93	198.07

S&P 500 Financials Index	100.00	128.74	174.56	201.06	197.92	242.95

Goldman Sachs 2016 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	Year Ended or as of December
	2016	2015	2014	2013	2012
Income statement data ($ in millions)
Non-interest revenues	$ 28,021	$ 30,756	$ 30,481	$ 30,814	$ 30,283

Interest income	9,691	8,452	9,604	10,060	11,381

Interest expense	7,104	5,388	5,557	6,668	7,501
Net interest income	2,587	3,064	4,047	3,392	3,880
Net revenues, including net interest income	30,608	33,820	34,528	34,206	34,163

Compensation and benefits	11,647	12,678	12,691	12,613	12,944

Non-compensation expenses	8,657	12,364	9,480	9,856	10,012
Pre-tax earnings	$ 10,304	$ 8,778	$ 12,357	$ 11,737	$ 11,207
Balance sheet data ($ in millions)
Total assets	$860,165	$861,395	$855,842	$911,124	$938,205

Deposits	124,098	97,519	82,880	70,696	69,995

Other secured financings (long-term)	8,405	10,520	7,249	7,524	8,965

Unsecured long-term borrowings	189,086	175,422	167,302	160,695	167,084

Total liabilities	773,272	774,667	773,045	832,657	862,489

Total shareholders’ equity	86,893	86,728	82,797	78,467	75,716
Common share data (in millions, except per share amounts)
Earnings per common share:
Basic	$ 16.53	$ 12.35	$ 17.55	$ 16.34	$ 14.63

Diluted	16.29	12.14	17.07	15.46	14.13

Dividends declared per common share	2.60	2.55	2.25	2.05	1.77

Book value per common share	182.47	171.03	163.01	152.48	144.67

Basic shares	414.8	441.6	451.5	467.4	480.5
Average common shares:
Basic	427.4	448.9	458.9	471.3	496.2

Diluted	435.1	458.6	473.2	499.6	516.1
Selected data (unaudited)
Return on average common
shareholders’ equity	9.4%	7.4%	11.2%	11.0%	10.7%
Total staff:
Americas	18,100	19,000	17,400	16,600	16,400

Non-Americas	16,300	17,800	16,600	16,300	16,000
Total staff	34,400	36,800	34,000	32,900	32,400
Assets under supervision ($ in billions)
Asset class:
Alternative investments	$ 154	$ 148	$ 143	$ 142	$ 151

Equity	266	252	236	208	153

Fixed income	601	546	516	446	411
Total long-term assets under supervision	1,021	946	895	796	715

Liquidity products	358	306	283	246	250
Total assets under supervision	$ 1,379	$ 1,252	$ 1,178	$ 1,042	$ 965

In the table above:

•

The impact of adopting ASU No. 2015-03 was a reduction to both total assets and total liabilities of $398 million, $383 million and $350 million as of December 2014, December 2013 and December 2012, respectively. See Note 3 to the consolidated financial statements for further information about ASU No. 2015-03.

•	Basic shares represent common shares outstanding and restricted stock units granted to employees with no future service requirements.

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances and interest rates. Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

	Average Balance for the Year Ended December
$ in millions	2016	2015	2014
Assets
U.S.	$ 89,804	$ 60,501	$ 56,606

Non-U.S.	15,670	14,898	17,320
Total deposits with banks	105,474	75,399	73,926
U.S.	177,930	193,512	206,994

Non-U.S.	129,150	111,168	108,766
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	307,080	304,680	315,760
U.S.	147,862	167,727	192,089

Non-U.S.	102,387	97,152	101,163
Total financial instruments owned, at fair value	250,249	264,879	293,252
U.S.	43,367	34,521	21,459

Non-U.S.	4,609	2,440	966
Total loans receivable	47,976	36,961	22,425
U.S.	37,525	41,022	47,930

Non-U.S.	32,732	45,235	43,131
Total other interest-earning assets	70,257	86,257	91,061
Total interest-earning assets	781,036	768,176	796,424

Cash and due from banks	13,985	13,803	8,642

Other non-interest-earning assets	91,875	91,970	89,195
Total assets	$886,896	$873,949	$894,261
Liabilities
U.S.	$ 97,255	$ 73,063	$ 62,595

Non-U.S.	17,605	13,885	10,569
Total interest-bearing deposits	114,860	86,948	73,164
U.S.	52,388	59,885	79,517

Non-U.S.	31,936	29,777	52,394
Total securities loaned and securities sold under agreements to repurchase	84,324	89,662	131,911
U.S.	36,273	36,609	39,708

Non-U.S.	35,797	36,066	42,511
Total financial instruments sold, but not yet purchased, at fair value	72,070	72,675	82,219
U.S.	43,684	42,743	45,841

Non-U.S.	13,656	14,447	18,751
Total short-term borrowings	57,340	57,190	64,592
U.S.	182,808	172,160	164,568

Non-U.S.	10,488	8,843	7,201
Total long-term borrowings	193,296	181,003	171,769
U.S.	147,177	156,248	153,600

Non-U.S.	59,852	62,672	62,311
Total other interest-bearing liabilities	207,029	218,920	215,911
Total interest-bearing liabilities	728,919	706,398	739,566
Non-interest-bearing deposits	2,996	1,986	799

Other non-interest-bearing liabilities	68,323	79,251	73,057
Total liabilities	800,238	787,635	813,422

Shareholders’ equity
Preferred stock	11,304	10,585	8,585

Common stock	75,354	75,729	72,254
Total shareholders’ equity	86,658	86,314	80,839
Total liabilities and shareholders’ equity	$886,896	$873,949	$894,261
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	36.43%	35.26%	34.07%

Liabilities	23.23%	23.46%	26.20%

202	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	Interest for the Year Ended December
$ in millions	2016	2015	2014
Assets
U.S.	$ 382	$ 143	$ 146

Non-U.S.	70	98	81
Total deposits with banks	452	241	227
U.S.	361	(369)	(511)

Non-U.S.	330	386	433
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	691	17	(78)
U.S.	3,762	4,083	5,130

Non-U.S.	1,682	1,779	2,407
Total financial instruments owned, at fair value	5,444	5,862	7,537
U.S.	1,620	1,101	650

Non-U.S.	223	90	58
Total loans receivable	1,843	1,191	708
U.S.	914	754	723

Non-U.S.	347	387	487
Total other interest-earning assets	1,261	1,141	1,210
Total interest-earning assets	$9,691	$ 8,452	$ 9,604
Liabilities
U.S.	$ 780	$ 354	$ 286

Non-U.S.	98	54	47
Total interest-bearing deposits	878	408	333
U.S.	325	221	206

Non-U.S.	117	109	225
Total securities loaned and securities sold under agreements to repurchase	442	330	431
U.S.	607	644	828

Non-U.S.	644	675	913
Total financial instruments sold, but not yet purchased, at fair value	1,251	1,319	1,741
U.S.	401	401	413

Non-U.S.	45	28	34
Total short-term borrowings	446	429	447
U.S.	4,175	3,722	3,327

Non-U.S.	67	156	133
Total long-term borrowings	4,242	3,878	3,460
U.S.	(658)	(1,378)	(1,222)

Non-U.S.	503	402	367
Total other interest-bearing liabilities	(155)	(976)	(855)
Total interest-bearing liabilities	$7,104	$ 5,388	$ 5,557
Net interest income
U.S.	$1,409	$ 1,748	$ 2,300

Non-U.S.	1,178	1,316	1,747
Net interest income	$2,587	$ 3,064	$ 4,047

	Average Rate for the Year Ended December
	2016	2015	2014
Assets
U.S.	0.43%	0.24%	0.26%

Non-U.S.	0.45%	0.66%	0.47%
Total deposits with banks	0.43%	0.32%	0.31%
U.S.	0.20%	(0.19)%	(0.25)%

Non-U.S.	0.26%	0.35%	0.40%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	0.23%	0.01%	(0.02)%
U.S.	2.54%	2.43%	2.67%

Non-U.S.	1.64%	1.83%	2.38%
Total financial instruments owned, at fair value	2.18%	2.21%	2.57%
U.S.	3.74%	3.19%	3.03%

Non-U.S.	4.84%	3.69%	6.00%
Total loans receivable	3.84%	3.22%	3.16%
U.S.	2.44%	1.84%	1.51%

Non-U.S.	1.06%	0.86%	1.13%
Total other interest-earning assets	1.79%	1.32%	1.33%
Total interest-earning assets	1.24%	1.10%	1.21%
Liabilities
U.S.	0.80%	0.48%	0.46%

Non-U.S.	0.56%	0.39%	0.44%
Total interest-bearing deposits	0.76%	0.47%	0.46%
U.S.	0.62%	0.37%	0.26%

Non-U.S.	0.37%	0.37%	0.43%
Total securities loaned and securities sold under agreements to repurchase	0.52%	0.37%	0.33%
U.S.	1.67%	1.76%	2.09%

Non-U.S.	1.80%	1.87%	2.15%
Total financial instruments sold, but not yet purchased, at fair value	1.74%	1.81%	2.12%
U.S.	0.92%	0.94%	0.90%

Non-U.S.	0.33%	0.19%	0.18%
Total short-term borrowings	0.78%	0.75%	0.69%
U.S.	2.28%	2.16%	2.02%

Non-U.S.	0.64%	1.76%	1.85%
Total long-term borrowings	2.19%	2.14%	2.01%
U.S.	(0.45)%	(0.88)%	(0.80)%

Non-U.S.	0.84%	0.64%	0.59%
Total other interest-bearing liabilities	(0.07)%	(0.45)%	(0.40)%
Total interest-bearing liabilities	0.97%	0.76%	0.75%
Interest rate spread	0.27%	0.34%	0.46%
U.S.	0.28%	0.35%	0.44%

Non-U.S.	0.41%	0.49%	0.64%

Net yield on interest-earning assets	0.33%	0.40%	0.51%

Goldman Sachs 2016 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

In the tables above:

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•

The impact of adopting ASU No. 2015-03 was a reduction to both average total assets and average total liabilities of $402 million for the year ended December 2014. See Note 3 to the consolidated financial statements for further information about this ASU.

•

In December 2016, the firm reclassified amounts related to cash and securities segregated for regulatory and other purposes that were previously included in total other interest-earning assets to total deposits with banks, total securities borrowed, securities purchased under agreements to resell and federal funds sold, and total financial instruments owned, at fair value. The firm also reclassified amounts related to cash segregated for regulatory and other purposes that were previously included in other non-interest-earnings assets to cash and due from banks. Previously reported amounts have been conformed to the current presentation. See Note 3 to the consolidated financial statements for further information about this reclassification.

Changes in Net Interest Income, Volume and Rate Analysis

The tables below present an analysis of the effect on net interest income of volume and rate changes. In this analysis, changes due to volume/rate variance have been allocated to volume.

	Year Ended December 2016 versus December 2015
	Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 125	$ 114	$ 239

Non-U.S.	3	(31)	(28)
Total deposits with banks	128	83	211
U.S.	(32)	762	730

Non-U.S.	46	(102)	(56)
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	14	660	674
U.S.	(505)	184	(321)

Non-U.S.	86	(183)	(97)
Total financial instruments owned, at fair value	(419)	1	(418)
U.S.	330	189	519

Non-U.S.	105	28	133
Total loans receivable	435	217	652
U.S.	(85)	245	160

Non-U.S.	(133)	93	(40)
Total other interest-earning assets	(218)	338	120
Change in interest income	(60)	1,299	1,239
Interest-bearing liabilities
U.S.	194	232	426

Non-U.S.	21	23	44
Total interest-bearing deposits	215	255	470
U.S.	(47)	151	104

Non-U.S.	8	—	8
Total securities loaned and securities sold under agreements to repurchase	(39)	151	112
U.S.	(6)	(31)	(37)

Non-U.S.	(5)	(26)	(31)
Total financial instruments sold, but not yet purchased, at fair value	(11)	(57)	(68)
U.S.	9	(9)	—

Non-U.S.	(3)	20	17
Total short-term borrowings	6	11	17
U.S.	243	210	453

Non-U.S.	11	(100)	(89)
Total long-term borrowings	254	110	364
U.S.	41	679	720

Non-U.S.	(24)	125	101
Total other interest-bearing liabilities	17	804	821
Change in interest expense	442	1,274	1,716
Change in net interest income	$(502)	$ 25	$ (477)

204	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	Year Ended December 2015 versus December 2014
	Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 9	$ (12)	$ (3)

Non-U.S.	(16)	33	17
Total deposits with banks	(7)	21	14
U.S.	26	116	142

Non-U.S.	8	(55)	(47)
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	34	61	95
U.S.	(593)	(454)	(1,047)

Non-U.S.	(73)	(555)	(628)
Total financial instruments owned, at fair value	(666)	(1,009)	(1,675)
U.S.	416	35	451

Non-U.S.	54	(22)	32
Total loans receivable	470	13	483
U.S.	(127)	158	31

Non-U.S.	18	(118)	(100)
Total other interest-earning assets	(109)	40	(69)
Change in interest income	(278)	(874)	(1,152)
Interest-bearing liabilities
U.S.	51	17	68

Non-U.S.	13	(6)	7
Total interest-bearing deposits	64	11	75
U.S.	(72)	87	15

Non-U.S.	(83)	(33)	(116)
Total securities loaned and securities sold under agreements to repurchase	(155)	54	(101)
U.S.	(55)	(129)	(184)

Non-U.S.	(121)	(117)	(238)
Total financial instruments sold, but not yet purchased, at fair value	(176)	(246)	(422)
U.S.	(29)	17	(12)

Non-U.S.	(8)	2	(6)
Total short-term borrowings	(37)	19	(18)
U.S.	164	231	395

Non-U.S.	29	(6)	23
Total long-term borrowings	193	225	418
U.S.	(23)	(133)	(156)

Non-U.S.	2	33	35
Total other interest-bearing liabilities	(21)	(100)	(121)
Change in interest expense	(132)	(37)	(169)
Change in net interest income	$(146)	$ (837)	$ (983)

Deposits

The table below presents a summary of the firm’s interest-bearing deposits.

	Year Ended December
$ in millions	2016	2015	2014
Average balances
U.S.
Savings and demand	$ 59,357	$44,486	$41,785

Time	37,898	28,577	20,810
Total U.S.	97,255	73,063	62,595

Non-U.S.
Demand	8,041	5,703	4,571

Time	9,564	8,182	5,998
Total Non-U.S.	17,605	13,885	10,569
Total	$114,860	$86,948	$73,164
Average interest rates
U.S.
Savings and demand	0.56%	0.27%	0.23%

Time	1.18%	0.83%	0.91%

Total U.S.	0.80%	0.48%	0.46%

Non-U.S.
Demand	0.29%	0.19%	0.18%

Time	0.78%	0.53%	0.65%

Total Non-U.S.	0.56%	0.39%	0.44%

Total	0.76%	0.47%	0.46%

As of December 2016, deposits in U.S. and non-U.S. offices include $2.56 billion and $8.53 billion, respectively, of time deposits that were greater than $100,000. The table below presents maturities of these time deposits held in U.S. offices.

$ in millions	As of December 2016
3 months or less	$ 687

3 to 6 months	891

6 to 12 months	386

Greater than 12 months	597
Total U.S. time deposits greater than $100,000	$2,561

Goldman Sachs 2016 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

	As of December
$ in millions	2016	2015	2014
Securities loaned and securities sold under agreements to repurchase
Amounts outstanding at year-end	$79,340	$89,683	$ 93,785

Average outstanding during the year	84,324	89,662	131,911

Maximum month-end outstanding	89,142	97,466	178,049

Weighted average interest rate
During the year	0.52%	0.37%	0.33%

At year-end	0.44%	0.39%	0.31%

Short-term borrowings
Amounts outstanding at year-end	$52,383	$57,020	$ 60,099

Average outstanding during the year	57,340	57,190	64,592

Maximum month-end outstanding	61,840	60,522	68,570

Weighted average interest rate
During the year	0.78%	0.75%	0.69%

At year-end	0.94%	0.80%	0.68%

In the table above:

•

Amounts outstanding at year-end for short-term borrowings includes short-term secured financings of $13.12 billion, $14.23 billion and $15.56 billion as of December 2016, December 2015 and December 2014, respectively.

•	The weighted average interest rates for these borrowings include the effect of hedging activities.

Loan Portfolio

The table below presents a summary of the firm’s loans receivable. Loans receivable are classified as U.S. and non-U.S. based on the location of the legal entity in which such loans are held.

	As of December
$ in millions	2016	2015	2014	2013	2012
U.S.
Corporate loans	$23,821	$19,909	$14,020	$ 6,910	$2,187

Loans to private wealth management clients	12,386	12,824	10,989	6,545	4,057

Loans backed by:
Commercial real estate	2,813	3,186	1,876	727	245

Residential real estate	3,777	2,187	311	—	—

Other loans	2,872	3,495	821	—	—
Total U.S.	45,669	41,601	28,017	14,182	6,489
Non-U.S.
Corporate loans	1,016	831	290	131	—

Loans to private wealth management clients	1,442	1,137	300	13	14

Loans backed by:
Commercial real estate	1,948	2,085	549	708	—

Residential real estate	88	129	10	—	—

Other loans	18	38	—	—	—
Total non-U.S.	4,512	4,220	1,149	852	14
Total loans receivable, gross	50,181	45,821	29,166	15,034	6,503
Allowance for loan losses
U.S.	476	381	205	115	24

Non-U.S.	33	33	23	24	—
Total allowance for loan losses	509	414	228	139	24
Total loans receivable	$49,672	$45,407	$28,938	$14,895	$6,479

Allowance for Loan Losses

The table below presents changes in the allowance for loan losses. In the table below, provisions and allowance for loan losses primarily relate to corporate loans and loans extended to private wealth management clients that are held in legal entities located in the U.S.

	As of December
$ in millions	2016	2015	2014	2013	2012
Allowance for loan losses
Beginning balance	$414	$228	$139	$ 24	$ 8

Charge-offs	(8)	(1)	(3)	—	—

Provision for loan losses	138	187	92	115	16

Other	(35)	—	—	—	—
Ending balance	$509	$414	$228	$139	$24

206	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Maturities and Sensitivity to Changes in Interest Rates

The table below presents the firm’s gross loans receivable by tenor and a distribution of such loans receivable between fixed and floating interest rates.

	Maturities and Sensitivity to Changes in Interest Rates as of December 2016
$ in millions	Less than 1 year	1 - 5 years	Greater than 5 years	Total
U.S.
Corporate loans	$ 2,213	$16,853	$4,755	$23,821

Loans to private wealth management clients	9,701	2,685	—	12,386

Loans backed by:
Commercial real estate	59	2,386	368	2,813

Residential real estate	588	567	2,622	3,777

Other loans	157	1,568	1,147	2,872
Total U.S.	12,718	24,059	8,892	45,669
Non-U.S.
Corporate loans	101	723	192	1,016

Loans to private wealth management clients	1,442	—	—	1,442

Loans backed by:
Commercial real estate	25	1,864	59	1,948

Residential real estate	—	88	—	88

Other loans	—	18	—	18
Total non-U.S.	1,568	2,693	251	4,512
Total loans receivable, gross	$14,286	$26,752	$9,143	$50,181
Loans at fixed interest rates	$ 35	$ 1,752	$2,374	$ 4,161

Loans at variable interest rates	14,251	25,000	6,769	46,020
Total	$14,286	$26,752	$9,143	$50,181

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

The table below presents cross-border outstandings and commitments for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines and include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash financial instruments, but exclude derivative instruments. Securities purchased under agreements to resell and securities borrowed are presented gross, without reduction for related securities collateral held. Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty. Substantially all commitments in the tables below consist of commitments to extend credit and forward starting resale and securities borrowing agreements. Beginning in December 2016, securities purchased under agreements to resell and securities borrowed transactions with agency lenders are presented based on the country of the underlying counterparty rather than the country of the agency lender. Amounts as of December 2015 and December 2014 have been conformed to the current presentation.

$ in millions	Banks	Governments	Other	Total	Commitments
As of December 2016
Cayman Islands	$ 3	$ —	$34,756	$34,759	$ 2,519

France	6,333	1,858	18,576	26,767	9,598

Germany	3,183	14,061	9,250	26,494	7,281

Japan	9,860	721	6,310	16,891	7,476

Italy	3,220	3,211	1,608	8,039	1,228

Canada	814	333	6,164	7,311	1,279

China	1,189	158	5,662	7,009	—

Singapore	190	6,165	505	6,860	97

South Korea	107	3,563	2,847	6,517	4
As of December 2015
Cayman Islands	$ 1	$ —	$39,602	$39,603	$ 3,046

France	5,596	2,904	23,853	32,353	4,795

Japan	10,254	297	11,648	22,199	9,684

Germany	4,080	7,969	8,497	20,546	5,008

Italy	4,326	3,691	2,647	10,664	2,634

Canada	1,173	310	8,642	10,125	1,404

U.K.	2,170	42	7,138	9,350	15,075

China	2,189	424	6,068	8,681	111

Singapore	192	7,462	502	8,156	14

South Korea	79	5,545	1,914	7,538	2
As of December 2014
Cayman Islands	$ 2	$ —	$35,828	$35,830	$ 2,658

Japan	13,931	375	19,649	33,955	11,413

France	4,730	4,932	18,289	27,951	12,214

Germany	5,362	5,252	10,647	21,261	4,631

China	2,474	6,221	4,984	13,679	6

Singapore	179	9,518	485	10,182	23

South Korea	528	7,550	1,791	9,869	—

Italy	3,331	4,198	2,215	9,744	783

U.K.	1,870	282	5,996	8,148	11,755

Canada	1,201	1,102	5,465	7,768	1,519

Mexico	52	6,162	594	6,808	103

Netherlands	1,588	123	5,071	6,782	1,890

Goldman Sachs 2016 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 45 of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2016 (2017 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included under “Available Information” in Part I, Item 1 of this Form 10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2017 Proxy Statement and is incorporated herein by reference.

208	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The following table provides information as of December 31, 2016 regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and securities remaining available for issuance under our equity compensation plans that were in effect during 2016.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	35,785,180	$123.36	72,991,954

Equity compensation plans not approved by security holders	—	—	—
Total	35,785,180		72,991,954

In the table above:

•

Securities to be Issued Upon Exercise of Outstanding Options and Rights includes: (i) 7,961,188 shares of common stock that may be issued upon exercise of outstanding options and (ii) 27,823,992 shares that may be issued pursuant to outstanding restricted stock units. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

•

The Weighted Average Exercise Price of Outstanding Options relates only to the options described above. Shares underlying restricted stock units are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.

•

Securities Remaining Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under our current stock incentive plan (SIP), excluding shares reflected in column (a). If any shares of common stock underlying awards granted under our current SIP or our SIP adopted in 2013 are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under our current SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under our current SIP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be in the 2017 Proxy Statement and is incorporated herein by reference.

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

3.1

Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of August 2, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016).

3.2

Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

4.1

Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s Registration Statement on Form 8-A, filed on June 29, 1999).

Goldman Sachs 2016 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

4.6

Fourth Supplemental Indenture, dated as of December 31, 2016, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of July 16, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 6, 2017).

4.7

Senior Debt Indenture, dated as of October 10, 2008, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.70 to the Registrant’s Registration Statement on Form S-3 (No. 333-154173), filed on October 10, 2008).

4.8

First Supplemental Indenture, dated as of February 20, 2015, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

4.9

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

10.7	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)).

210	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.10	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).

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

10.16	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.17	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.18	Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.19

Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).

10.20

General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

10.21

Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.22

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

10.24	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008). †

Goldman Sachs 2016 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.25

Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2008). †

10.26

General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed on March 19, 2009).

10.27	Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.28

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.29

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

10.31

Form of Year-End RSU Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.32	Form of Year-End Short-Term RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.33

Form of Year-End Restricted Stock Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). †

10.34

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

10.36	Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.37	Form of Deed of Gift (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.38	The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.39	Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.40	Form of Performance-Based Option Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.41	Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.42

Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).

10.43	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.44	Description of Compensation Arrangements with Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

10.45

The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

212	Goldman Sachs 2016 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.46	Form of Non-Employee Director RSU Award Agreement. †

10.47	Form of One-Time RSU Award Agreement. †

10.48	Form of Year-End RSU Award Agreement (not fully vested). †

10.49	Form of Year-End RSU Award Agreement (fully vested). †

10.50	Form of Year-End RSU Award Agreement (Base and/or Supplemental). †

10.51	Form of Year-End Short-Term RSU Award Agreement. †

10.52

Form of Year-End Restricted Stock Award Agreement (not fully vested) (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.53

Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.54	Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.55	Form of Fixed Allowance RSU Award Agreement. †

10.56	Form of Fixed Allowance Restricted Stock Award Agreement. †

10.57	Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.58	Form of Performance-Based Restricted Stock Unit Award Agreement. †

10.59	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.60	Form of Signature Card for Equity Awards. †

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, and (vi) the notes to the Consolidated Financial Statements.

† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2016 Form 10-K	213

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Harvey M. Schwartz
Name:		Harvey M. Schwartz
Title:		President and Co-Chief Operating Officer; Chief Financial Officer
Date:		February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Lloyd C. Blankfein
Name:		Lloyd C. Blankfein
Capacity:		Director, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:		February 24, 2017

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Capacity:		Director
Date:		February 24, 2017

By:	/s/	William W. George
Name:		William W. George
Capacity:		Director
Date:		February 24, 2017

By:	/s/	James A. Johnson
Name:		James A. Johnson
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Debora L. Spar
Name:		Debora L. Spar
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Mark E. Tucker
Name:		Mark E. Tucker
Capacity:		Director
Date:		February 24, 2017

By:	/s/	David A. Viniar
Name:		David A. Viniar
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Mark O. Winkelman
Name:		Mark O. Winkelman
Capacity:		Director
Date:		February 24, 2017

By:	/s/	Harvey M. Schwartz
Name:		Harvey M. Schwartz
Capacity:		President and Co-Chief Operating Officer; Chief Financial Officer (Principal Financial Officer)
Date:		February 24, 2017

By:	/s/	Sarah E. Smith
Name:		Sarah E. Smith
Capacity:		Principal Accounting Officer
Date:		February 24, 2017

214	Goldman Sachs 2016 Form 10-K