Form 10-Q
period 2017-03-31
GOLDMAN SACHS GROUP INC
filed 2017-05-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 21, 2017, there were 393,630,833 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Goldman Sachs March 2017 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2017	2016
Revenues
Investment banking	$1,703	$1,463

Investment management	1,397	1,262

Commissions and fees	771	917

Market making	2,418	1,862

Other principal transactions	1,221	(49)
Total non-interest revenues	7,510	5,455

Interest income	2,746	2,348

Interest expense	2,230	1,465
Net interest income	516	883
Net revenues, including net interest income	8,026	6,338
Operating expenses
Compensation and benefits	3,291	2,662

Brokerage, clearing, exchange and distribution fees	615	691

Market development	134	122

Communications and technology	223	197

Depreciation and amortization	257	239

Occupancy	176	183

Professional fees	205	220

Other expenses	586	448
Total non-compensation expenses	2,196	2,100
Total operating expenses	5,487	4,762
Pre-tax earnings	2,539	1,576

Provision for taxes	284	441
Net earnings	2,255	1,135

Preferred stock dividends	93	(65)
Net earnings applicable to common shareholders	$2,162	$1,200
Earnings per common share
Basic	$ 5.23	$ 2.71

Diluted	$ 5.15	$ 2.68

Dividends declared per common share	$ 0.65	$ 0.65

Average common shares
Basic	412.5	440.8

Diluted	420.1	447.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2017 Form 10-Q	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
$ in millions	2017	2016
Net earnings	$2,255	$1,135

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(16)	(17)

Debt valuation adjustment	(139)	(12)

Pension and postretirement liabilities	1	(36)
Other comprehensive loss	(154)	(65)
Comprehensive income	$2,101	$1,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

2	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	March 2017	December 2016
Assets
Cash and cash equivalents	$123,035	$121,711

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $116,546 and $116,077 at fair value)	117,278	116,925

Securities borrowed (includes $79,893 and $82,398 at fair value)	187,446	184,600

Receivables:
Brokers, dealers and clearing organizations	25,750	18,044

Customers and counterparties (includes $3,644 and $3,266 at fair value)	54,460	47,780

Loans receivable	50,385	49,672

Financial instruments owned, at fair value (includes $53,389 and $51,278 pledged as collateral)	308,871	295,952

Other assets	26,844	25,481
Total assets	$894,069	$860,165
Liabilities and shareholders’ equity
Deposits (includes $19,480 and $13,782 at fair value)	$127,929	$124,098

Collateralized financings:
Securities sold under agreements to repurchase, at fair value	88,533	71,816

Securities loaned (includes $4,403 and $2,647 at fair value)	9,698	7,524

Other secured financings (includes $21,960 and $21,073 at fair value)	22,376	21,523

Payables:
Brokers, dealers and clearing organizations	8,589	4,386

Customers and counterparties	187,669	184,069

Financial instruments sold, but not yet purchased, at fair value	115,927	117,143

Unsecured short-term borrowings (includes $13,900 and $14,792 at fair value)	35,872	39,265

Unsecured long-term borrowings (includes $32,075 and $29,410 at fair value)	199,370	189,086

Other liabilities and accrued expenses (includes $806 and $621 at fair value)	11,189	14,362
Total liabilities	807,152	773,272

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203

Common stock, par value $0.01 per share; 4,000,000,000 and 4,000,000,000 shares authorized, 881,753,381 and 873,608,100 shares issued, and 394,791,563 and 392,632,230 shares outstanding	9	9

Share-based awards	3,155	3,914

Nonvoting common stock, par value $0.01 per share; 200,000,000 and 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	53,185	52,638

Retained earnings	90,904	89,039

Accumulated other comprehensive loss	(1,370)	(1,216)

Stock held in treasury, at cost, par value $0.01 per share; 486,961,820 and 480,975,872 shares	(70,169)	(68,694)
Total shareholders’ equity	86,917	86,893
Total liabilities and shareholders’ equity	$894,069	$860,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2017 Form 10-Q	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Three Months Ended March 2017	Year Ended December 2016
Preferred stock
Beginning balance	$ 11,203	$ 11,200

Issued	—	1,325

Redeemed	—	(1,322)
Ending balance	11,203	11,203

Common stock
Beginning balance	9	9

Issued	—	—
Ending balance	9	9

Share-based awards
Beginning balance, as previously reported	3,914	4,151

Cumulative effect of the change in accounting principle related to forfeiture of share-based awards	35	—
Beginning balance, adjusted	3,949	4,151

Issuance and amortization of share-based awards	1,271	2,143

Delivery of common stock underlying share-based awards	(1,954)	(2,068)

Forfeiture of share-based awards	(5)	(102)

Exercise of share-based awards	(106)	(210)
Ending balance	3,155	3,914

Additional paid-in capital
Beginning balance	52,638	51,340

Delivery of common stock underlying share-based awards	2,045	2,282

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,495)	(1,121)

Preferred stock issuance costs, net	—	(10)

Excess net tax benefit related to share-based awards	—	147

Cash settlement of share-based awards	(3)	—
Ending balance	53,185	52,638

Retained earnings
Beginning balance, as previously reported	89,039	83,386

Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	—	(305)

Cumulative effect of the change in accounting principle related to forfeiture of share-based awards, net of tax	(24)	—
Beginning balance, adjusted	89,015	83,081

Net earnings	2,255	7,398

Dividends and dividend equivalents declared on common stock and share-based awards	(273)	(1,129)

Dividends declared on preferred stock	(93)	(577)

Preferred stock redemption discount	—	266
Ending balance	90,904	89,039

Accumulated other comprehensive loss
Beginning balance, as previously reported	(1,216)	(718)

Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	—	305
Beginning balance, adjusted	(1,216)	(413)

Other comprehensive loss	(154)	(803)
Ending balance	(1,370)	(1,216)

Stock held in treasury, at cost
Beginning balance	(68,694)	(62,640)

Repurchased	(1,500)	(6,069)

Reissued	27	22

Other	(2)	(7)
Ending balance	(70,169)	(68,694)
Total shareholders’ equity	$ 86,917	$ 86,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

4	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
$ in millions	2017	2016
Cash flows from operating activities
Net earnings	$ 2,255	$ 1,135

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	257	239

Share-based compensation	1,272	1,665

Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	(6,658)	19

Collateralized transactions (excluding other secured financings), net	15,692	(26,632)

Financial instruments owned, at fair value	(13,634)	11,480

Financial instruments sold, but not yet purchased, at fair value	(1,216)	11,697

Other, net	(1,332)	(2,145)
Net cash used for operating activities	(3,364)	(2,542)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(838)	(573)

Proceeds from sales of property, leasehold improvements and equipment	77	210

Net cash used for business acquisitions	(512)	(562)

Proceeds from sales of investments	539	322

Loans receivable, net	(839)	(2,537)
Net cash used for investing activities	(1,573)	(3,140)

Cash flows from financing activities
Unsecured short-term borrowings, net	(1,007)	1,970

Other secured financings (short-term), net	(1,771)	775

Proceeds from issuance of other secured financings (long-term)	2,622	933

Repayment of other secured financings (long-term), including the current portion	(1,377)	(1,118)

Purchase of APEX	—	(505)

Proceeds from issuance of unsecured long-term borrowings	19,502	14,752

Repayment of unsecured long-term borrowings, including the current portion	(13,087)	(11,801)

Derivative contracts with a financing element, net	912	16

Deposits, net	3,831	7,347

Common stock repurchased	(1,503)	(1,556)

Settlement of share-based awards in satisfaction of withholding tax requirements	(1,498)	(888)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(366)	(387)

Proceeds from issuance of preferred stock, net of issuance costs	—	655

Proceeds from issuance of common stock, including exercise of share-based awards	6	1

Cash settlement of share-based awards	(3)	—
Net cash provided by financing activities	6,261	10,194
Net increase in cash and cash equivalents	1,324	4,512

Cash and cash equivalents, beginning balance	121,711	93,439
Cash and cash equivalents, ending balance	$123,035	$ 97,951

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.31 billion and $2.25 billion, and cash payments for income taxes, net of refunds, were $257 million and $266 million during the three months ended March 2017 and March 2016, respectively.

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the three months ended March 2016:

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and liabilities of approximately $200 million. See Note 3 for further information.

•	The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments.

•	The firm exchanged $505 million of APEX for $666 million of Series E and Series F Preferred Stock. See Note 19 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2017 Form 10-Q	5

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2016 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial information as of December 31, 2016 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2017 and March 2016 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2017 and March 31, 2016, respectively. All references to December 2016 refer to the date December 31, 2016. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

6	Goldman Sachs March 2017 Form 10-Q

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

Goldman Sachs March 2017 Form 10-Q	7

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

Use of Estimates

Preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, discretionary compensation accruals, the provisions for losses that may arise from litigation, regulatory proceedings (including governmental investigations) and tax audits, and the allowance for losses on loans receivable and lending commitments held for investment. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

8	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of financial assets accounted for as sales, any gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred financial assets are initially recognized at fair value. For transfers of financial assets that are not accounted for as sales, the assets generally remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of financial assets accounted for as collateralized financings and Note 11 for further information about transfers of financial assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2017 and December 2016, “Cash and cash equivalents” included $14.27 billion and $11.15 billion, respectively, of cash and due from banks, and $108.77 billion and $110.56 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of March 2017 and December 2016, $15.18 billion and $14.65 billion, respectively, of “Cash and cash equivalents” were segregated for regulatory and other purposes. See “Recent Accounting Developments” for further information.

In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2017 and December 2016.

Receivables from Customers and Counterparties Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of March 2017 and December 2016, the firm’s receivables from customers and counterparties included $2.91 billion and $2.60 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of March 2017 and December 2016, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2017 and December 2016. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2017 and December 2016. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

Goldman Sachs March 2017 Form 10-Q	9

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

Share-based Compensation

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Effective January 2017, forfeitures are recorded when they occur. Prior to January 2017, expected forfeitures were estimated and recorded over the vesting period. See “Recent Accounting Developments — Improvements to Employee Share-Based Payment Accounting (ASC 718)” for additional information.

The firm pays cash dividend equivalents on outstanding restricted stock units (RSUs), which are charged to retained earnings. If RSUs that require future service are forfeited, the related dividend equivalents originally charged to retained earnings are reclassified to compensation expense in the period in which forfeiture occurs.

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

10	Goldman Sachs March 2017 Form 10-Q

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

Goldman Sachs March 2017 Form 10-Q	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ASU is effective for the firm in January 2018. Early adoption is permitted under a modified retrospective approach for the requirements related to DVA. In January 2016, the firm early adopted this ASU for the requirements related to DVA and reclassified the cumulative DVA, a gain of $305 million (net of tax), from retained earnings to accumulated other comprehensive loss. The firm does not expect the adoption of the remaining provisions of the ASU to have a material impact on its financial condition, results of operations or cash flows.

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

Improvements to Employee Share-Based Payment Accounting (ASC 718). In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings rather than directly to additional paid-in capital. This change has no impact on total shareholders’ equity and is required to be adopted prospectively. The ASU also allows for forfeitures to be recorded when they occur rather than estimated over the vesting period. This change is required to be applied on a modified retrospective basis.

The firm adopted the ASU in January 2017 and the impact of the RSU deliveries and option exercises in the first quarter of 2017 was a reduction to the provision for taxes of $475 million, which was recognized in the condensed consolidated statements of earnings. The impact will vary in future periods depending upon, among other things, the number of RSUs delivered and their change in value since grant. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. The firm also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period, and the cumulative effect of this election upon adoption was an increase of $35 million to “Share-based awards” and a decrease of $24 million (net of tax of $11 million) to “Retained earnings” within the condensed consolidated statements of changes in shareholders’ equity.

In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows. As a result, the firm reclassified, on a retrospective basis, a cash outflow of $888 million related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities and a cash inflow of $54 million of excess tax benefits related to share-based awards from financing activities to operating activities within the condensed consolidated statements of cash flows for the three months ended March 2016.

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

12	Goldman Sachs March 2017 Form 10-Q

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

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the disclosure and classification of certain items within the statements of cash flows.

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

The firm early adopted the ASU in December 2016 and reclassified cash segregated for regulatory and other purposes into “Cash and cash equivalents” disclosed in the consolidated statements of cash flows. The impact of adoption was an increase of $448 million for the three months ended March 2016 to “Net cash used for operating activities.” In addition, in December 2016, to be consistent with the presentation of segregated cash in the consolidated statements of cash flows under the ASU, the firm reclassified amounts previously included in “Cash and securities segregated for regulatory and other purposes” into “Cash and cash equivalents,” “Securities purchased under agreements to resell and federal funds sold,” “Securities borrowed” and “Financial instruments owned, at fair value,” in the consolidated statements of financial condition. Previously reported amounts in the condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been conformed to the current presentation.

Clarifying the Definition of a Business (ASC 805). In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business.” The ASU amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business. The ASU is effective for the firm in January 2018 under a prospective approach. Early adoption is permitted. The impact of this ASU will depend on the nature of the firm’s activities after adoption, although the firm expects that fewer transactions will be treated as acquisitions (or disposals) of businesses.

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASC 610-20). In February 2017, the FASB issued ASU No. 2017-05, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) — Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The ASU clarifies the scope of guidance applicable to sales of nonfinancial assets and also provides guidance on accounting for partial sales of such assets.

The ASU is effective for the firm in January 2018 under a retrospective or modified retrospective approach. The firm is still evaluating the effect of the ASU on its financial condition, results of operations and cash flows.

Goldman Sachs March 2017 Form 10-Q	13

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

The table below presents the firm’s financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of March 2017
Money market instruments	$ 1,735	$ —

U.S. government and federal agency obligations	71,035	20,181

Non-U.S. government and agency obligations	35,614	23,285

Loans and securities backed by:
Commercial real estate	3,602	—

Residential real estate	12,133	—

Corporate loans and debt securities	31,721	7,258

State and municipal obligations	1,108	—

Other debt obligations	1,364	1

Equity securities	95,539	26,195

Commodities	3,643	—

Investments in funds at NAV	6,183	—
Subtotal	263,677	76,920

Derivatives	45,194	39,007
Total	$308,871	$115,927
As of December 2016
Money market instruments	$ 1,319	$ —

U.S. government and federal agency obligations	57,657	16,627

Non-U.S. government and agency obligations	29,381	20,502

Loans and securities backed by:
Commercial real estate	3,842	—

Residential real estate	12,195	3

Corporate loans and debt securities	28,659	6,570

State and municipal obligations	1,059	—

Other debt obligations	1,358	1

Equity securities	94,692	25,941

Commodities	5,653	—

Investments in funds at NAV	6,465	—
Subtotal	242,280	69,644

Derivatives	53,672	47,499
Total	$295,952	$117,143

In the table above:

•	Money market instruments include commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Equity securities include public and private equities, exchange-traded funds and convertible debentures.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

	Three Months Ended March
$ in millions	2017	2016
Interest rates	$1,364	$1,177

Credit	544	618

Currencies	(318)	(908)

Equities	578	691

Commodities	250	284
Market making	2,418	1,862
Other principal transactions	1,221	(49)
Total	$3,639	$1,813

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

14	Goldman Sachs March 2017 Form 10-Q

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

	As of
$ in millions	March 2017	December 2016
Total level 1 financial assets	$151,691	$135,401

Total level 2 financial assets	406,332	419,585

Total level 3 financial assets	23,288	23,280

Investments in funds at NAV	6,183	6,465

Counterparty and cash collateral netting	(78,540)	(87,038)
Total financial assets at fair value	$508,954	$497,693
Total assets	$894,069	$860,165

Total level 3 financial assets divided by:
Total assets	2.6%	2.7%

Total financial assets at fair value	4.6%	4.7%
Total level 1 financial liabilities	$ 67,732	$ 62,504

Total level 2 financial liabilities	246,087	232,027

Total level 3 financial liabilities	21,067	21,448

Counterparty and cash collateral netting	(37,802)	(44,695)
Total financial liabilities at fair value	$297,084	$271,284
Total level 3 financial liabilities divided by total financial liabilities at fair value	7.1%	7.9%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

•	Total assets includes $867 billion and $835 billion as of March 2017 and December 2016, respectively, that is carried at fair value or at amounts that generally approximate fair value.

Goldman Sachs March 2017 Form 10-Q	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	March 2017	December 2016
Cash instruments	$18,324	$18,035

Derivatives	4,950	5,190

Other financial assets	14	55
Total	$23,288	$23,280

Level 3 financial assets as of March 2017 were essentially unchanged compared with December 2016. See Notes 6 through 8 for further information about level 3 financial assets.

Note 6.

Cash Instruments

Cash instruments include U.S. government and federal agency obligations, non-U.S. government and agency obligations, mortgage-backed loans and securities, corporate loans and debt securities, equity securities, investments in funds at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

16	Goldman Sachs March 2017 Form 10-Q

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

Equity Securities. Equity securities include private equity securities and convertible debentures. Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

•	Industry multiples (primarily EBITDA multiples) and public comparables;

•	Transactions in similar instruments;

•	Discounted cash flow techniques; and

•	Third-party appraisals.

The firm also considers changes in the outlook for the relevant industry and financial performance of the issuer as compared to projected performance. Significant inputs include:

•	Market and transaction multiples;

•	Discount rates and capitalization rates; and

•	For equity securities with debt-like features, market yields implied by transactions of similar or related assets, current performance and recovery assumptions, and duration.

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs March 2017 Form 10-Q	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

	As of March 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 307	$ 1,428	$ —	$ 1,735

U.S. government and federal agency obligations	44,423	26,612	—	71,035

Non-U.S. government and agency obligations	29,523	6,061	30	35,614

Loans and securities backed by:
Commercial real estate	—	1,998	1,604	3,602

Residential real estate	—	11,303	830	12,133

Corporate loans and debt securities	410	26,758	4,553	31,721

State and municipal obligations	—	1,012	96	1,108

Other debt obligations	—	868	496	1,364

Equity securities	76,969	7,855	10,715	95,539

Commodities	—	3,643	—	3,643
Subtotal	$151,632	$87,538	$18,324	$257,494

Investments in funds at NAV				6,183
Total cash instrument assets				$263,677
Liabilities
U.S. government and federal agency obligations	$ (19,827)	$ (354)	$ —	$ (20,181)

Non-U.S. government and agency obligations	(21,532)	(1,753)	—	(23,285)

Corporate loans and debt securities	(8)	(7,208)	(42)	(7,258)

Other debt obligations	—	(1)	—	(1)

Equity securities	(25,900)	(288)	(7)	(26,195)
Total cash instrument liabilities	$ (67,267)	$ (9,604)	$ (49)	$ (76,920)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 188	$ 1,131	$ —	$ 1,319

U.S. government and federal agency obligations	35,254	22,403	—	57,657

Non-U.S. government and agency obligations	22,433	6,933	15	29,381

Loans and securities backed by:
Commercial real estate	—	2,197	1,645	3,842

Residential real estate	—	11,350	845	12,195

Corporate loans and debt securities	215	23,804	4,640	28,659

State and municipal obligations	—	960	99	1,059

Other debt obligations	—	830	528	1,358

Equity securities	77,276	7,153	10,263	94,692

Commodities	—	5,653	—	5,653
Subtotal	$135,366	$82,414	$18,035	$235,815

Investments in funds at NAV				6,465
Total cash instrument assets				$242,280
Liabilities
U.S. government and federal agency obligations	$ (16,615)	$ (12)	$ —	$ (16,627)

Non-U.S. government and agency obligations	(19,137)	(1,364)	(1)	(20,502)

Loans and securities backed by residential real estate	—	(3)	—	(3)

Corporate loans and debt securities	(2)	(6,524)	(44)	(6,570)

Other debt obligations	—	(1)	—	(1)

Equity securities	(25,768)	(156)	(17)	(25,941)
Total cash instrument liabilities	$ (61,522)	$ (8,060)	$ (62)	$ (69,644)

In the tables above:

•	Cash instrument assets and liabilities are included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments include commercial paper, certificates of deposit and time deposits.

•	Equity securities include public and private equities, exchange-traded funds and convertible debentures.

•	As of March 2017 and December 2016, substantially all of the firm’s level 3 equity securities were comprised of private equity securities.

•

Total cash instrument assets include collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $414 million and $461 million in level 2, and $527 million and $624 million in level 3 as of March 2017 and December 2016, respectively.

18	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	March 2017		December 2016
Loans and securities backed by commercial real estate
Level 3 assets	$1,604		$1,645

Yield	4.5% to 22.0% (12.3%	)	3.7% to 23.0% (13.0%	)

Recovery rate	17.4% to 97.9% (61.3%	)	8.9% to 99.0% (60.6%	)

Duration (years)	0.7 to 6.1 (1.9)		0.8 to 6.2 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$830		$845

Yield	1.9% to 15.0% (8.3%	)	0.8% to 15.6% (8.7%	)

Cumulative loss rate	9.4% to 46.8% (25.7%	)	8.9% to 47.1% (24.2%	)

Duration (years)	1.1 to 14.6 (6.8)		1.1 to 16.1 (7.3)
Corporate loans and debt securities
Level 3 assets	$4,553		$4,640

Yield	2.6% to 24.5% (10.4%	)	2.5% to 25.0% (10.3%	)

Recovery rate	0.0% to 94.0% (56.5%	)	0.0% to 85.0% (56.5%	)

Duration (years)	0.3 to 5.4 (2.9)		0.6 to 15.7 (2.9)
Equity securities
Level 3 assets	$10,715		$10,263

Multiples	0.8x to 24.6x (7.0x	)	0.8x to 19.7x (6.8x	)

Discount rate/yield	6.5% to 30.0% (16.2%	)	6.5% to 25.0% (16.0%	)

Capitalization rate	4.1% to 12.9% (6.6%	)	4.2% to 12.5% (6.8%	)
Other cash instruments
Level 3 assets	$622		$642

Yield	2.4% to 16.1% (9.0%	)	1.9% to 14.0% (8.8%	)

Recovery rate	2.7% to 93.0% (82.6%	)	0.0% to 93.0% (61.4%	)

Duration (years)	0.8 to 12.0 (3.9)		0.9 to 12.0 (4.3)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

•

The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple for private equity securities is appropriate for valuing a specific private equity security but may not be appropriate for valuing any other private equity security. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of the firm’s level 3 cash instruments.

•

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of the firm’s level 3 cash instruments would result in a lower fair value measurement, while increases in recovery rate or multiples would result in a higher fair value measurement. Due to the distinctive nature of each of the firm’s level 3 cash instruments, the interrelationship of inputs is not necessarily uniform within each product type.

•	Equity securities include private equity securities and convertible debentures.

•

Loans and securities backed by commercial and residential real estate, corporate loans and debt securities and other cash instruments are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.

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

During the three months ended March 2017, transfers into level 2 from level 1 of cash instruments were $182 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $33 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the three months ended March 2016, transfers into level 2 from level 1 of cash instruments were $137 million, reflecting transfers of public equity securities primarily due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $195 million, primarily reflecting transfers of public equity securities principally due to increased market activity in these instruments.

Goldman Sachs March 2017 Form 10-Q	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended March
$ in millions	2017	2016
Total cash instrument assets
Beginning balance	$18,035	$18,131

Net realized gains/(losses)	131	150

Net unrealized gains/(losses)	402	(40)

Purchases	683	1,418

Sales	(687)	(794)

Settlements	(716)	(986)

Transfers into level 3	1,605	1,568

Transfers out of level 3	(1,129)	(978)
Ending balance	$18,324	$18,469
Total cash instrument liabilities
Beginning balance	$ (62)	$ (193)

Net realized gains/(losses)	—	3

Net unrealized gains/(losses)	4	8

Purchases	36	58

Sales	(28)	(26)

Settlements	(2)	(1)

Transfers into level 3	(2)	(18)

Transfers out of level 3	5	31
Ending balance	$ (49)	$ (138)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•	Purchases include originations and secondary purchases.

•

If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3. For level 3 cash instrument assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 cash instrument liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•

Level 3 cash instruments are frequently economically hedged with level 1 and level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended March
$ in millions	2017	2016
Loans and securities backed by commercial real estate
Beginning balance	$ 1,645	$1,924

Net realized gains/(losses)	16	21

Net unrealized gains/(losses)	51	(8)

Purchases	47	340

Sales	(55)	(135)

Settlements	(130)	(123)

Transfers into level 3	147	253

Transfers out of level 3	(117)	(104)
Ending balance	$ 1,604	$2,168
Loans and securities backed by residential real estate
Beginning balance	$ 845	$1,765

Net realized gains/(losses)	9	12

Net unrealized gains/(losses)	35	45

Purchases	149	61

Sales	(156)	(298)

Settlements	(49)	(82)

Transfers into level 3	39	132

Transfers out of level 3	(42)	(201)
Ending balance	$ 830	$1,434
Corporate loans and debt securities
Beginning balance	$ 4,640	$5,242

Net realized gains/(losses)	66	74

Net unrealized gains/(losses)	69	8

Purchases	306	587

Sales	(375)	(137)

Settlements	(330)	(492)

Transfers into level 3	762	802

Transfers out of level 3	(585)	(293)
Ending balance	$ 4,553	$5,791
Equity securities
Beginning balance	$10,263	$8,549

Net realized gains/(losses)	29	32

Net unrealized gains/(losses)	252	(82)

Purchases	103	380

Sales	(56)	(96)

Settlements	(142)	(250)

Transfers into level 3	616	295

Transfers out of level 3	(350)	(354)
Ending balance	$10,715	$8,474
Other cash instruments
Beginning balance	$ 642	$ 651

Net realized gains/(losses)	11	11

Net unrealized gains/(losses)	(5)	(3)

Purchases	78	50

Sales	(45)	(128)

Settlements	(65)	(39)

Transfers into level 3	41	86

Transfers out of level 3	(35)	(26)
Ending balance	$ 622	$ 602

20	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2017. The net realized and unrealized gains on level 3 cash instrument assets of $533 million (reflecting $131 million of net realized gains and $402 million of net unrealized gains) for the three months ended March 2017 include gains/(losses) of approximately $(10) million, $396 million and $147 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gain on level 3 cash instrument assets for the three months ended March 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended March 2017 primarily reflected transfers of certain corporate loans and debt securities and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the three months ended March 2017 primarily reflected transfers of certain corporate loans and debt securities to level 2, principally due to certain unobservable duration and yield inputs no longer being significant to the valuation of these instruments and certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including new transactions in these instruments.

Three Months Ended March 2016. The net realized and unrealized gains on level 3 cash instrument assets of $110 million (reflecting $150 million of realized gains and $40 million of unrealized losses) for the three months ended March 2016 include gains/(losses) of approximately $(115) million, $9 million and $216 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized loss on level 3 cash instrument assets for the three months ended March 2016 reflected losses on private equity securities principally driven by lower global equity prices and corporate performance.

Transfers into level 3 during the three months ended March 2016 primarily reflected transfers of certain corporate loans and debt securities, private equity securities and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and transfers of certain other corporate loans and debt securities from level 2 principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments.

Transfers out of level 3 during the three months ended March 2016 primarily reflected transfers of certain private equity securities, corporate loans and debt securities and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

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

Substantially all of the firm’s investments in funds at NAV consist of investments in firm-sponsored private equity, credit, real estate and hedge funds where the firm co-invests with third-party investors.

Private equity funds primarily invest in a broad range of industries worldwide, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. Private equity, credit and real estate funds are closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed.

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

Goldman Sachs March 2017 Form 10-Q	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period for investments in, and relationships with, covered funds that were in place prior to December 2013 through July 2017, and in December 2016 issued guidance that permitted banking entities to apply for an extension of up to an additional five years (through July 2022) for certain legacy “illiquid funds” (as defined by the Volcker Rule). The firm received this extension for substantially all of its remaining investments in, and relationships with, covered funds in the table below. The firm will continue to manage and conform its investments in, and relationships with, such covered funds, taking into account the extended conformance period under the Volcker Rule.

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2017
Private equity funds	$4,514	$1,397

Credit funds	418	190

Hedge funds	337	—

Real estate funds	914	270
Total	$6,183	$1,857
As of December 2016
Private equity funds	$4,628	$1,393

Credit funds	421	166

Hedge funds	410	—

Real estate funds	1,006	272
Total	$6,465	$1,831

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

22	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the condensed consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of March 2017		As of December 2016
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 461	$ 495	$ 443	$ 382

OTC-cleared	145,594	122,472	189,471	168,946

Bilateral OTC	292,542	271,992	309,037	289,491
Total interest rates	438,597	394,959	498,951	458,819
OTC-cleared	4,901	4,984	4,837	4,811

Bilateral OTC	19,850	16,746	21,530	18,770
Total credit	24,751	21,730	26,367	23,581
Exchange-traded	10	16	36	176

OTC-cleared	736	729	796	798

Bilateral OTC	80,074	81,025	111,032	106,318
Total currencies	80,820	81,770	111,864	107,292
Exchange-traded	3,018	3,100	3,219	3,187

OTC-cleared	189	236	189	197

Bilateral OTC	7,670	8,984	8,945	10,487
Total commodities	10,877	12,320	12,353	13,871
Exchange-traded	8,953	8,634	8,576	8,064

Bilateral OTC	37,790	43,259	39,516	45,826
Total equities	46,743	51,893	48,092	53,890
Subtotal	601,788	562,672	697,627	657,453
Accounted for as hedges
OTC-cleared	4,216	185	4,347	156

Bilateral OTC	3,858	10	4,180	10
Total interest rates	8,074	195	8,527	166
OTC-cleared	22	31	30	40

Bilateral OTC	22	83	55	64
Total currencies	44	114	85	104
Subtotal	8,118	309	8,612	270
Total gross fair value	$ 609,906	$ 562,981	$ 706,239	$ 657,723
Offset in condensed consolidated statements of financial condition
Exchange-traded	$ (10,406)	$ (10,406)	$ (9,727)	$ (9,727)

OTC-cleared	(128,189)	(128,189)	(171,864)	(171,864)

Bilateral OTC	(349,176)	(349,176)	(385,647)	(385,647)
Total counterparty netting	(487,771)	(487,771)	(567,238)	(567,238)
OTC-cleared	(26,963)	(233)	(27,560)	(2,940)

Bilateral OTC	(49,978)	(35,970)	(57,769)	(40,046)
Total cash collateral netting	(76,941)	(36,203)	(85,329)	(42,986)
Total amounts offset	$(564,712)	$(523,974)	$(652,567)	$(610,224)
Included in condensed consolidated statements of financial condition
Exchange-traded	$ 2,036	$ 1,839	$ 2,547	$ 2,082

OTC-cleared	506	215	246	144

Bilateral OTC	42,652	36,953	50,879	45,273
Total	$ 45,194	$ 39,007	$ 53,672	$ 47,499
Not offset in condensed consolidated statements of financial condition
Cash collateral	$ (338)	$ (1,306)	$ (535)	$ (2,085)

Securities collateral	(13,403)	(9,032)	(15,518)	(10,224)
Total	$ 31,453	$ 28,669	$ 37,619	$ 35,190

	Notional Amounts as of
$ in millions	March 2017	December 2016
Not accounted for as hedges
Exchange-traded	$ 7,103,874	$ 4,425,532

OTC-cleared	16,790,485	16,646,145

Bilateral OTC	11,633,305	11,131,442
Total interest rates	35,527,664	32,203,119
OTC-cleared	382,658	378,432

Bilateral OTC	1,009,141	1,045,913
Total credit	1,391,799	1,424,345
Exchange-traded	16,912	13,800

OTC-cleared	77,380	62,799

Bilateral OTC	6,552,532	5,576,748
Total currencies	6,646,824	5,653,347
Exchange-traded	291,840	227,707

OTC-cleared	3,961	3,506

Bilateral OTC	206,679	196,899
Total commodities	502,480	428,112
Exchange-traded	701,664	605,335

Bilateral OTC	1,024,526	959,112
Total equities	1,726,190	1,564,447
Subtotal	45,794,957	41,273,370
Accounted for as hedges
OTC-cleared	55,009	55,328

Bilateral OTC	32,754	36,607
Total interest rates	87,763	91,935
OTC-cleared	2,266	1,703

Bilateral OTC	9,674	8,544
Total currencies	11,940	10,247
Subtotal	99,703	102,182
Total notional amounts	$45,894,660	$41,375,552

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives includes derivative assets and derivative liabilities of $11.91 billion and $15.46 billion, respectively, as of March 2017, and derivative assets and derivative liabilities of $19.92 billion and $20.79 billion, respectively, as of December 2016, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs March 2017 Form 10-Q	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to a rule change at a clearing organization in the first quarter of 2017, transactions with this clearing organization are considered settled each day. The impact of reflecting transactions with this clearing organization as settled would have been a reduction in gross interest rate and credit derivative assets and liabilities as of December 2016 of $24.58 billion and $27.36 billion, respectively, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the condensed consolidated statements of financial condition.

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

24	Goldman Sachs March 2017 Form 10-Q

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

•

For the majority of the firm’s interest rate and currency derivatives classified in level 3, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates) and specific interest rate volatilities.

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

Subsequent to the initial valuation of a level 3 derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are classified in level 3. Level 3 inputs are changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See below for further information about significant unobservable inputs used in the valuation of level 3 derivatives.

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

Goldman Sachs March 2017 Form 10-Q	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type as well as the impact of netting, included in the condensed consolidated statements of financial condition.

	As of March 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 65	$ 446,015	$ 591	$ 446,671

Credit	—	20,152	4,599	24,751

Currencies	—	80,673	191	80,864

Commodities	—	10,531	346	10,877

Equities	—	46,321	422	46,743
Gross fair value	65	603,692	6,149	609,906

Counterparty netting in levels	(6)	(484,967)	(1,199)	(486,172)
Subtotal	$ 59	$ 118,725	$ 4,950	$ 123,734

Cross-level counterparty netting				(1,599)

Cash collateral netting				(76,941)
Net fair value				$ 45,194
Liabilities
Interest rates	$ (52)	$(394,229)	$ (873)	$(395,154)

Credit	—	(19,370)	(2,360)	(21,730)

Currencies	—	(81,717)	(167)	(81,884)

Commodities	—	(12,052)	(268)	(12,320)

Equities	(419)	(49,090)	(2,384)	(51,893)
Gross fair value	(471)	(556,458)	(6,052)	(562,981)

Counterparty netting in levels	6	484,967	1,199	486,172
Subtotal	$(465)	$ (71,491)	$(4,853)	$ (76,809)

Cross-level counterparty netting				1,599

Cash collateral netting				36,203
Net fair value				$ (39,007)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 46	$ 506,818	$ 614	$ 507,478

Credit	—	21,388	4,979	26,367

Currencies	—	111,762	187	111,949

Commodities	—	11,950	403	12,353

Equities	1	47,667	424	48,092
Gross fair value	47	699,585	6,607	706,239

Counterparty netting in levels	(12)	(564,100)	(1,417)	(565,529)
Subtotal	$ 35	$ 135,485	$ 5,190	$ 140,710

Cross-level counterparty netting				(1,709)

Cash collateral netting				(85,329)
Net fair value				$ 53,672
Liabilities
Interest rates	$ (27)	$(457,963)	$ (995)	$(458,985)

Credit	—	(21,106)	(2,475)	(23,581)

Currencies	—	(107,212)	(184)	(107,396)

Commodities	—	(13,541)	(330)	(13,871)

Equities	(967)	(49,083)	(3,840)	(53,890)
Gross fair value	(994)	(648,905)	(7,824)	(657,723)

Counterparty netting in levels	12	564,100	1,417	565,529
Subtotal	$(982)	$ (84,805)	$(6,407)	$ (92,194)

Cross-level counterparty netting				1,709

Cash collateral netting				42,986
Net fair value				$ (47,499)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in counterparty netting in levels. Where the counterparty netting is across levels, the netting is reflected in cross-level counterparty netting.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

Significant Unobservable Inputs

The table below presents the amount of level 3 assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value the firm’s level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of
$ in millions	March 2017	December 2016
Interest rates, net	$(282)	$(381)

Correlation	(10)% to 86% (56%/60%)	(10)% to 86% (56%/60%)

Volatility (bps)	31 to 151 (84/57)	31 to 151 (84/57)
Credit, net	$2,239	$2,504

Correlation	36% to 90% (67%/70%)	35% to 91% (65%/68%)

Credit spreads (bps)	1 to 962 (88/49)	1 to 993 (122/73)

Upfront credit points	0 to 99 (41/35)	0 to 100 (43/35)

Recovery rates	20% to 97% (59%/65%)	1% to 97% (58%/70%)
Currencies, net	$24	$3

Correlation	25% to 70% (50%/55%)	25% to 70% (50%/55%)
Commodities, net	$78	$73

Volatility	10% to 59% (29%/28%)	13% to 68% (33%/33%)

Natural gas spread	$(1.68) to $3.47 ($(0.22)/$(0.13))	$(1.81) to $4.33 ($(0.14)/$(0.05))

Oil spread	$(9.31) to $63.63 ($7.62/$(0.41))	$(19.72) to $64.92 ($25.30/$16.43)
Equities, net	$(1,962)	$(3,416)

Correlation	(30)% to 89% (42%/41%)	(39)% to 88% (41%/41%)

Volatility	5% to 80% (23%/22%)	5% to 72% (24%/23%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

26	Goldman Sachs March 2017 Form 10-Q

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

Goldman Sachs March 2017 Form 10-Q	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Three Months Ended March
$ in millions	2017	2016
Total level 3 derivatives
Beginning balance	$(1,217)	$ 495

Net realized gains/(losses)	(15)	(79)

Net unrealized gains/(losses)	769	461

Purchases	79	115

Sales	(458)	(1,825)

Settlements	871	106

Transfers into level 3	(10)	(16)

Transfers out of level 3	78	798
Ending balance	$ 97	$ 55

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•

If a derivative was transferred into level 3 during a reporting period, its entire gain or loss for the period is classified in level 3. Transfers between levels are reported at the beginning of the reporting period in which they occur.

•

Positive amounts for transfers into level 3 and negative amounts for transfers out of level 3 represent net transfers of derivative assets. Negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.

•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified in level 3.

•

Gains or losses that have been classified in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to level 1 or level 2 derivatives and/or level 1, level 2 and level 3 cash instruments. As a result, gains/(losses) included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended March
$ in millions	2017	2016
Interest rates, net
Beginning balance	$ (381)	$ (398)

Net realized gains/(losses)	(22)	(11)

Net unrealized gains/(losses)	103	28

Purchases	4	3

Sales	(9)	(10)

Settlements	46	17

Transfers into level 3	(10)	—

Transfers out of level 3	(13)	(12)
Ending balance	$ (282)	$ (383)
Credit, net
Beginning balance	$ 2,504	$ 2,793

Net realized gains/(losses)	43	(26)

Net unrealized gains/(losses)	(174)	210

Purchases	16	33

Sales	(20)	(57)

Settlements	(135)	(75)

Transfers into level 3	13	8

Transfers out of level 3	(8)	(65)
Ending balance	$ 2,239	$ 2,821
Currencies, net
Beginning balance	$ 3	$ (34)

Net realized gains/(losses)	(22)	(21)

Net unrealized gains/(losses)	(13)	(5)

Purchases	2	6

Sales	—	(1)

Settlements	51	61

Transfers into level 3	(2)	—

Transfers out of level 3	5	3
Ending balance	$ 24	$ 9
Commodities, net
Beginning balance	$ 73	$ (262)

Net realized gains/(losses)	—	(5)

Net unrealized gains/(losses)	20	41

Purchases	13	47

Sales	(13)	(18)

Settlements	(21)	(37)

Transfers into level 3	(9)	(26)

Transfers out of level 3	15	(31)
Ending balance	$ 78	$ (291)
Equities, net
Beginning balance	$(3,416)	$(1,604)

Net realized gains/(losses)	(14)	(16)

Net unrealized gains/(losses)	833	187

Purchases	44	26

Sales	(416)	(1,739)

Settlements	930	140

Transfers into level 3	(2)	2

Transfers out of level 3	79	903
Ending balance	$(1,962)	$(2,101)

28	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2017. The net realized and unrealized gains on level 3 derivatives of $754 million (reflecting $15 million of net realized losses and $769 million of net unrealized gains) include gains/(losses) of $848 million and $(94) million reported in “Market making” and “Other principal transactions” respectively.

The net unrealized gain on level 3 derivatives for the three months ended March 2017 was primarily attributable to gains on certain equity derivatives, reflecting the impact of an increase in equity prices.

Transfers into level 3 derivatives during the three months ended March 2017 were not material.

Transfers out of level 3 derivatives during the three months ended March 2017 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable volatility inputs not being significant to the valuation of these derivatives.

Three Months Ended March 2016. The net realized and unrealized gains on level 3 derivatives of $382 million (reflecting $79 million of realized losses and $461 million of unrealized gains) include gains/(losses) of $393 million and $(11) million reported in “Market making” and “Other principal transactions” respectively.

The net unrealized gain on level 3 derivatives for the three months ended March 2016 was primarily attributable to gains on certain credit derivatives, reflecting the impact of changes in interest rates and widening of certain credit spreads, and gains on certain equity derivatives, reflecting the impact of changes in equity prices.

Transfers into level 3 derivatives during the three months ended March 2016 were not material.

Transfers out of level 3 derivatives during the three months ended March 2016 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2017
Assets
Interest rates	$ 5,419	$17,823	$77,258	$100,500

Credit	1,295	3,476	4,161	8,932

Currencies	9,715	6,246	8,154	24,115

Commodities	3,103	1,252	175	4,530

Equities	3,299	6,955	1,294	11,548

Counterparty netting in tenors	(2,965)	(5,174)	(3,966)	(12,105)
Subtotal	$19,866	$30,578	$87,076	$137,520

Cross-tenor counterparty netting				(17,421)

Cash collateral netting				(76,941)
Total				$ 43,158
Liabilities
Interest rates	$ 5,086	$ 9,749	$34,116	$ 48,951

Credit	1,298	3,082	1,531	5,911

Currencies	11,591	8,502	5,035	25,128

Commodities	2,387	1,067	2,437	5,891

Equities	7,859	6,298	2,859	17,016

Counterparty netting in tenors	(2,965)	(5,174)	(3,966)	(12,105)
Subtotal	$25,256	$23,524	$42,012	$ 90,792

Cross-tenor counterparty netting				(17,421)

Cash collateral netting				(36,203)
Total				$ 37,168
As of December 2016
Assets
Interest rates	$ 5,845	$18,376	$79,507	$103,728

Credit	1,763	2,695	4,889	9,347

Currencies	18,344	8,292	8,428	35,064

Commodities	3,273	1,415	179	4,867

Equities	3,141	9,249	1,341	13,731

Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,823	$34,477	$90,550	$153,850

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(85,329)
Total				$ 51,125
Liabilities
Interest rates	$ 5,679	$10,814	$38,812	$ 55,305

Credit	2,060	3,328	1,167	6,555

Currencies	14,720	9,771	5,879	30,370

Commodities	2,546	1,555	2,315	6,416

Equities	7,000	10,426	2,614	20,040

Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,462	$30,344	$46,993	$105,799

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(42,986)
Total				$ 45,417

Goldman Sachs March 2017 Form 10-Q	29

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

•

Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is reflected in cross-tenor counterparty netting.

Credit Derivatives

The firm enters into a broad array of credit derivatives in locations around the world to facilitate client transactions and to manage the credit risk associated with market-making and investing and lending activities. Credit derivatives are actively managed based on the firm’s net risk position.

Credit derivatives are generally individually negotiated contracts and can have various settlement and payment conventions. Credit events include failure to pay, bankruptcy, acceleration of indebtedness, restructuring, repudiation and dissolution of the reference entity.

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

As of March 2017, written and purchased credit derivatives had total gross notional amounts of $669.66 billion and $722.22 billion, respectively, for total net notional purchased protection of $52.56 billion. As of December 2016, written and purchased credit derivatives had total gross notional amounts of $690.47 billion and $733.98 billion, respectively, for total net notional purchased protection of $43.51 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

30	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$207,898	$ 8,016	$ 1,629	$ 5,065	$222,608

1 - 5 years	337,949	10,995	8,711	7,428	365,083

Greater than 5 years	73,908	5,972	1,564	528	81,972
Total	$619,755	$24,983	$11,904	$13,021	$669,663
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$531,632	$16,116	$10,521	$10,873	$569,142

Other	138,756	9,863	2,082	2,380	153,081
Fair Value of Written Credit Derivatives
Asset	$ 14,252	$ 650	$ 192	$ 59	$ 15,153

Liability	1,844	538	904	4,271	7,557
Net asset/(liability)	$ 12,408	$ 112	$ (712)	$ (4,212)	$ 7,596
As of December 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$207,727	$ 5,819	$ 1,016	$ 8,629	$223,191

1 - 5 years	375,208	17,255	8,643	7,986	409,092

Greater than 5 years	52,977	3,928	1,045	233	58,183
Total	$635,912	$27,002	$10,704	$16,848	$690,466
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$558,305	$20,588	$10,133	$15,186	$604,212

Other	119,509	7,712	1,098	1,446	129,765
Fair Value of Written Credit Derivatives
Asset	$ 13,919	$ 606	$ 187	$ 45	$ 14,757

Liability	2,436	902	809	5,686	9,833
Net asset/(liability)	$ 11,483	$ (296)	$ (622)	$ (5,641)	$ 4,924

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

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $11 million and $132 million for the three months ended March 2017 and March 2016, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
$ in millions	March 2017	December 2016
Fair value of assets	$ 734	$ 676

Fair value of liabilities	981	864
Net liability	$ 247	$ 188
Notional amount	$8,495	$8,726

In the table above, these derivatives, which are recorded at fair value, primarily consist of interest rate, equity and commodity products and are included in “Unsecured short-term borrowings” and “Unsecured long-term borrowings” with the related borrowings. See Note 8 for further information.

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

Goldman Sachs March 2017 Form 10-Q	31

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

	As of
$ in millions	March 2017	December 2016
Net derivative liabilities under bilateral agreements	$28,517	$32,927

Collateral posted	$24,530	$27,840

Additional collateral or termination payments:
One-notch downgrade	$ 367	$ 677

Two-notch downgrade	$ 1,880	$ 2,216

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

Fair Value Hedges

The firm designates certain interest rate swaps as fair value hedges. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR) or Overnight Index Swap Rate), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.

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

	Three Months Ended March
$ in millions	2017	2016
Interest rate hedges	$(754)	$ 1,990

Hedged borrowings and deposits	554	(2,028)
Hedge ineffectiveness	$(200)	$ (38)

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

32	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2017	2016
Hedges:
Foreign currency forward contract	$(349)	$(356)

Foreign currency-denominated debt	$ (82)	$(150)

The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive loss were not material for the three months ended March 2017 or March 2016.

As of March 2017 and December 2016, the firm had designated $1.77 billion and $1.69 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

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

Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives and do not require settlement by physical delivery of nonfinancial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative from the associated debt, the derivative is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedges. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under the fair value option.

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution (FICC Client Execution);

•	Substantially all other secured financings, including transfers of assets accounted for as financings rather than sales;

•	Certain unsecured short-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain unsecured long-term borrowings, including certain prepaid commodity transactions and hybrid financial instruments;

•	Certain receivables from customers and counterparties, including transfers of assets accounted for as secured loans rather than purchases and certain margin loans;

•

Certain time deposits issued by the firm’s bank subsidiaries (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments; and

•	Certain subordinated liabilities of consolidated VIEs.

Goldman Sachs March 2017 Form 10-Q	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2017
Assets
Securities purchased under agreements to resell	$ —	$ 116,546	$ —	$ 116,546

Securities borrowed	—	79,893	—	79,893

Receivables from customers and counterparties	—	3,630	14	3,644
Total	$ —	$ 200,069	$ 14	$ 200,083
Liabilities
Deposits	$ —	$ (16,132)	$ (3,348)	$ (19,480)

Securities sold under agreements to repurchase	—	(88,469)	(64)	(88,533)

Securities loaned	—	(4,403)	—	(4,403)

Other secured financings	—	(21,392)	(568)	(21,960)

Unsecured borrowings:
Short-term	—	(9,656)	(4,244)	(13,900)

Long-term	—	(24,197)	(7,878)	(32,075)

Other liabilities and accrued expenses	—	(743)	(63)	(806)
Total	$ —	$(164,992)	$(16,165)	$(181,157)
As of December 2016
Assets
Securities purchased under agreements to resell	$ —	$ 116,077	$ —	$ 116,077

Securities borrowed	—	82,398	—	82,398

Receivables from customers and counterparties	—	3,211	55	3,266
Total	$ —	$ 201,686	$ 55	$ 201,741
Liabilities
Deposits	$ —	$ (10,609)	$ (3,173)	$ (13,782)

Securities sold under agreements to repurchase	—	(71,750)	(66)	(71,816)

Securities loaned	—	(2,647)	—	(2,647)

Other secured financings	—	(20,516)	(557)	(21,073)

Unsecured borrowings:
Short-term	—	(10,896)	(3,896)	(14,792)

Long-term	—	(22,185)	(7,225)	(29,410)

Other liabilities and accrued expenses	—	(559)	(62)	(621)
Total	$ —	$(139,162)	$(14,979)	$(154,141)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

Valuation Techniques and Significant Inputs

Other financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality.

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both March 2017 and December 2016, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both March 2017 and December 2016, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

34	Goldman Sachs March 2017 Form 10-Q

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

As of March 2017:

•	Yield: 0.5% to 18.9% (weighted average: 5.1%)

•	Duration: 0.8 to 16.8 years (weighted average: 2.9 years)

As of December 2016:

•	Yield: 0.4% to 16.6% (weighted average: 3.5%)

•	Duration: 0.1 to 5.7 years (weighted average: 2.3 years)

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

Certain of the firm’s unsecured short-term and long-term borrowings are classified in level 3, substantially all of which are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these borrowings, these inputs are incorporated in the firm’s derivative disclosures related to unobservable inputs in Note 7.

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both March 2017 and December 2016, the firm’s level 3 receivables from customers and counterparties were not material.

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

The firm’s deposits that are classified in level 3 are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these deposits, these inputs are incorporated in the firm’s derivative disclosures related to unobservable inputs in Note 7.

Transfers Between Levels of the Fair Value Hierarchy Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three months ended March 2017 and March 2016. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Goldman Sachs March 2017 Form 10-Q	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for other level 3 financial assets and financial liabilities accounted for at fair value.

	Three Months Ended March
$ in millions	2017	2016
Total other financial assets
Beginning balance	$ 55	$ 45

Net realized gains/(losses)	(3)	—

Net unrealized gains/(losses)	—	(1)

Settlements	(38)	(1)
Ending balance	$ 14	$ 43
Total other financial liabilities
Beginning balance	$(14,979)	$(11,244)

Net realized gains/(losses)	(104)	(16)

Net unrealized gains/(losses)	(344)	(86)

Purchases	(2)	(2)

Issuances	(2,916)	(3,573)

Settlements	2,406	1,504

Transfers into level 3	(327)	(673)

Transfers out of level 3	101	440
Ending balance	$(16,165)	$(13,650)

In the table above:

•	Changes in fair value are presented for all other financial assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•

If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3. For level 3 other financial assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 other financial liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•

Level 3 other financial assets and liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

The table below disaggregates, by the condensed consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Three Months Ended March
$ in millions	2017	2016
Deposits
Beginning balance	$(3,173)	$(2,215)

Net realized gains/(losses)	(1)	(2)

Net unrealized gains/(losses)	(28)	(103)

Issuances	(172)	(273)

Settlements	26	8
Ending balance	$(3,348)	$(2,585)
Securities sold under agreements to repurchase
Beginning balance	$ (66)	$ (71)

Net unrealized gains/(losses)	—	(2)

Settlements	2	—
Ending balance	$ (64)	$ (73)
Other secured financings
Beginning balance	$ (557)	$ (549)

Net realized gains/(losses)	4	6

Net unrealized gains/(losses)	(17)	(34)

Purchases	(2)	—

Issuances	(2)	(225)

Settlements	92	7

Transfers into level 3	(87)	(45)

Transfers out of level 3	1	11
Ending balance	$ (568)	$ (829)
Unsecured short-term borrowings
Beginning balance	$(3,896)	$(4,133)

Net realized gains/(losses)	(86)	(16)

Net unrealized gains/(losses)	(139)	17

Issuances	(1,803)	(1,159)

Settlements	1,683	1,450

Transfers into level 3	(58)	(492)

Transfers out of level 3	55	166
Ending balance	$(4,244)	$(4,167)
Unsecured long-term borrowings
Beginning balance	$(7,225)	$(4,224)

Net realized gains/(losses)	(25)	(6)

Net unrealized gains/(losses)	(158)	36

Purchases	—	(2)

Issuances	(936)	(1,893)

Settlements	603	39

Transfers into level 3	(182)	(136)

Transfers out of level 3	45	263
Ending balance	$(7,878)	$(5,923)
Other liabilities and accrued expenses
Beginning balance	$ (62)	$ (52)

Net realized gains/(losses)	4	2

Net unrealized gains/(losses)	(2)	—

Issuances	(3)	(23)
Ending balance	$ (63)	$ (73)

36	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2017. The net realized and unrealized losses on level 3 other financial liabilities of $448 million (reflecting $104 million of net realized losses and $344 million of net unrealized losses) for the three months ended March 2017 include losses of $400 million, $15 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $31 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized loss on level 3 other financial liabilities for the three months ended March 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices and changes in foreign exchange rates.

Transfers into level 3 of other financial liabilities during the three months ended March 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to certain unobservable inputs being significant to the valuation of these instruments, and transfers of other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended March 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments.

Three Months Ended March 2016. The net realized and unrealized losses on level 3 other financial liabilities of $102 million (reflecting $16 million of net realized losses and $86 million of net unrealized losses) for the three months ended March 2016 include losses of $150 million, $3 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and gains of $53 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized loss on level 3 other financial liabilities for the three months ended March 2016 primarily consisted of losses on certain hybrid financial instruments included in deposits, principally due to the impact of a decrease in interest rates.

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

	Three Months Ended March
$ in millions	2017	2016
Unsecured short-term borrowings	$(861)	$ 198

Unsecured long-term borrowings	(189)	(422)

Other liabilities and accrued expenses	187	(28)

Other	(104)	(462)
Total	$(967)	$(714)

Goldman Sachs March 2017 Form 10-Q	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•	Gains/(losses) are included in “Market making” and “Other principal transactions.”

•

Gains/(losses) exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Unsecured short-term borrowings and unsecured long-term borrowings include gains/(losses) on the embedded derivative component of hybrid financial instruments. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•

Unsecured short-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(860) million and $205 million for the three months ended March 2017 and March 2016, respectively.

•

Unsecured long-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(144) million and $(338) million for the three months ended March 2017 and March 2016, respectively.

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

	As of
$ in millions	March 2017	December 2016
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 762	$ 478

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$5,239	$8,101

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,131	$2,138

In the table above, the aggregate contractual principal amount of loans on non-accrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

As of March 2017 and December 2016, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $51 million and $80 million, respectively, and the related total contractual amount of these lending commitments was $6.91 billion and $7.19 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $177 million and $361 million as of March 2017 and December 2016, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.44 billion and $1.56 billion as of March 2017 and December 2016, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

38	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $64 million and $51 million for the three months ended March 2017 and March 2016, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads. The net DVA on such financial liabilities was a loss of $213 million ($139 million, net of tax) and $24 million ($12 million, net of tax) for the three months ended March 2017 and March 2016, respectively, and was included in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income. The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for the three months ended March 2017 and March 2016.

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	March 2017	December 2016
Corporate loans	$25,151	$24,837

Loans to private wealth management clients	13,156	13,828

Loans backed by commercial real estate	5,011	4,761

Loans backed by residential real estate	3,867	3,865

Other loans	3,742	2,890
Total loans receivable, gross	50,927	50,181

Allowance for loan losses	(542)	(509)
Total loans receivable	$50,385	$49,672

As of March 2017 and December 2016, the fair value of loans receivable was $50.65 billion and $49.80 billion, respectively. As of March 2017, had these loans been carried at fair value and included in the fair value hierarchy, $28.42 billion and $22.23 billion would have been classified in level 2 and level 3, respectively. As of December 2016, had these loans been carried at fair value and included in the fair value hierarchy, $28.40 billion and $21.40 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of March 2017 and December 2016, such lending commitments were $100.79 billion and $98.05 billion, respectively. Substantially all of these commitments were extended to corporate borrowers and were primarily related to the firm’s relationship lending activities. The carrying value and the estimated fair value of such lending commitments were liabilities of $363 million and $2.34 billion, respectively, as of March 2017, and $327 million and $2.55 billion, respectively, as of December 2016. As of March 2017, had these lending commitments been carried at fair value and included in the fair value hierarchy, $871 million and $1.47 billion would have been classified in level 2 and level 3, respectively. As of December 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.10 billion and $1.45 billion would have been classified in level 2 and level 3, respectively.

Goldman Sachs March 2017 Form 10-Q	39

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

As of March 2017, the gross carrying value of PCI loans was $4.03 billion (including $1.40 billion, $2.61 billion and $16 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $8.57 billion and $552 million, respectively, as of March 2017. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during the three months ended March 2017 were $262 million, $296 million and $632 million, respectively. As of December 2016, the gross carrying value of PCI loans was $3.97 billion (including $1.44 billion, $2.51 billion and $18 million related to loans backed by commercial real estate, loans backed by residential real estate and other consumer loans, respectively). The outstanding principal balance and accretable yield related to such loans was $8.52 billion and $526 million, respectively, as of December 2016. At the time of acquisition, the fair value, related expected cash flows, and the contractually required cash flows of PCI loans acquired during the three months ended March 2016 were $214 million, $253 million and $526 million, respectively.

40	Goldman Sachs March 2017 Form 10-Q

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

The table below presents gross loans receivable (excluding PCI loans of $4.03 billion and $3.97 billion as of March 2017 and December 2016, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of March 2017
Investment-grade	$18,667	$ 72,777	$ 91,444

Non-investment-grade	28,236	28,017	56,253
Total	$46,903	$100,794	$147,697
As of December 2016
Investment-grade	$18,434	$ 72,323	$ 90,757

Non-investment-grade	27,777	25,722	53,499
Total	$46,211	$ 98,045	$144,256
Regulatory Risk Rating
As of March 2017
Non-criticized/pass	$43,600	$ 97,205	$140,805

Criticized	3,303	3,589	6,892
Total	$46,903	$100,794	$147,697
As of December 2016
Non-criticized/pass	$43,146	$ 94,966	$138,112

Criticized	3,065	3,079	6,144
Total	$46,211	$ 98,045	$144,256

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

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

As of March 2017 and December 2016, the gross carrying value of impaired loans receivable (excluding PCI loans) on non-accrual status was $630 million and $404 million, respectively. As of March 2017 and December 2016, such loans included $176 million and $142 million, respectively, of corporate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were $156 million and $144 million, as of March 2017 and December 2016, respectively.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

Goldman Sachs March 2017 Form 10-Q	41

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of March 2017 and December 2016, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses.” As of March 2017 and December 2016, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions	Three Months Ended March 2017	Year Ended December 2016
Allowance for loan losses
Beginning balance	$509	$414

Charge-offs	(11)	(8)

Provision	52	138

Other	(8)	(35)
Ending balance	$542	$509
Allowance for losses on lending commitments
Beginning balance	$212	$188

Provision	36	44

Other	—	(20)
Ending balance	$248	$212

In the table above:

•	The provision for losses on loans and lending commitments is included in “Other principal transactions,” and was primarily related to corporate loans and corporate lending commitments.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

As of March 2017 and December 2016, substantially all of the allowance for loan losses and allowance for losses on lending commitments were related to corporate loans and corporate lending commitments and were primarily determined at the portfolio level.

•	The firm’s allowance for losses on PCI loans as of March 2017 and December 2016 was not material.

42	Goldman Sachs March 2017 Form 10-Q

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	March 2017	December 2016
Securities purchased under agreements to resell	$117,278	$116,925

Securities borrowed	$187,446	$184,600

Securities sold under agreements to repurchase	$ 88,533	$ 71,816

Securities loaned	$ 9,698	$ 7,524

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of March 2017 and December 2016, $79.89 billion and $82.40 billion of securities borrowed, and $4.40 billion and $2.65 billion of securities loaned were at fair value, respectively.

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

Goldman Sachs March 2017 Form 10-Q	43

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

Securities borrowed and loaned within FICC Client Execution are recorded at fair value under the fair value option. See Note 8 for further information about securities borrowed and loaned accounted for at fair value.

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. While these agreements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2017 and December 2016.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the condensed consolidated statements of financial condition as well as the amounts of counterparty netting and cash and securities collateral, not offset in the condensed consolidated statements of financial condition.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2017
Included in the condensed consolidated statements of financial condition
Gross carrying value	$ 172,342	$ 193,253	$143,597	$15,505

Counterparty netting	(55,064)	(5,807)	(55,064)	(5,807)
Total	117,278	187,446	88,533	9,698
Amounts not offset
Counterparty netting	(16,808)	(3,894)	(16,808)	(3,894)

Collateral	(99,100)	(170,184)	(70,079)	(5,348)
Total	$ 1,370	$ 13,368	$ 1,646	$ 456
As of December 2016
Included in the condensed consolidated statements of financial condition
Gross carrying value	$ 173,561	$ 189,571	$128,452	$12,495

Counterparty netting	(56,636)	(4,971)	(56,636)	(4,971)
Total	116,925	184,600	71,816	7,524
Amounts not offset
Counterparty netting	(8,319)	(4,045)	(8,319)	(4,045)

Collateral	(107,148)	(170,625)	(62,081)	(3,087)
Total	$ 1,458	$ 9,930	$ 1,416	$ 392

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

44	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2017
Money market instruments	$ 529	$ —

U.S. government and federal agency obligations	56,621	—

Non-U.S. government and agency obligations	64,817	2,259

Securities backed by commercial real estate	130	—

Securities backed by residential real estate	875	—

Corporate loans and debt securities	10,280	930

State and municipal obligations	608	—

Other debt obligations	87	—

Equity securities	9,650	12,316
Total	$143,597	$15,505
As of December 2016
Money market instruments	$ 317	$ —

U.S. government and federal agency obligations	47,207	115

Non-U.S. government and agency obligations	56,156	1,846

Securities backed by commercial real estate	208	—

Securities backed by residential real estate	122	—

Corporate loans and debt securities	8,297	39

State and municipal obligations	831	—

Other debt obligations	286	—

Equity securities	15,028	10,495
Total	$128,452	$12,495

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of March 2017
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 45,786	$ 7,010

2 - 30 days	48,967	3,770

31 - 90 days	11,632	595

91 days - 1 year	24,929	3,126

Greater than 1 year	12,283	1,004
Total	$143,597	$15,505

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings include arrangements that are nonrecourse. As of March 2017 and December 2016, nonrecourse other secured financings were $4.06 billion and $2.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of March 2017 and December 2016.

Goldman Sachs March 2017 Form 10-Q	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2017
Other secured financings (short-term):
At fair value	$ 5,528	$5,412	$10,940

At amortized cost	$ —	$ 309	$ 309

Weighted average interest rates	—%	2.27%

Other secured financings (long-term):
At fair value	$ 7,015	$4,005	$11,020

At amortized cost	$ 107	$ —	$ 107

Weighted average interest rates	3.99%	—%
Total	$12,650	$9,726	$22,376
Other secured financings collateralized by:
Financial instruments	$11,195	$8,585	$19,780

Other assets	$ 1,455	$1,141	$ 2,596
As of December 2016
Other secured financings (short-term):
At fair value	$ 9,380	$3,738	$13,118

At amortized cost	$ —	$ —	$ —

Weighted average interest rates	—%	—%

Other secured financings (long-term):
At fair value	$ 5,562	$2,393	$ 7,955

At amortized cost	$ 145	$ 305	$ 450

Weighted average interest rates	4.06%	2.16%
Total	$15,087	$6,436	$21,523
Other secured financings collateralized by:
Financial instruments	$13,858	$5,974	$19,832

Other assets	$ 1,229	$ 462	$ 1,691

In the table above:

•

Short-term other secured financings include financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Weighted average interest rates exclude other secured financings at fair value and include the effect of hedging activities. See Note 7 for further information about hedging activities.

•

Total other secured financings include $343 million and $285 million related to transfers of financial assets accounted for as financings rather than sales as of March 2017 and December 2016, respectively. Such financings were collateralized by financial assets of $342 million and $285 million as of March 2017 and December 2016, respectively, primarily included in “Financial instruments owned, at fair value.”

•

Other secured financings collateralized by financial instruments include $11.31 billion and $13.65 billion of other secured financings collateralized by financial instruments owned, at fair value as of March 2017 and December 2016, respectively, and $8.47 billion and $6.18 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2017 and December 2016, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of March 2017
Other secured financings (short-term)	$11,249

Other secured financings (long-term):
2018	6,362

2019	819

2020	1,234

2021	512

2022	1,542

2023 - thereafter	658
Total other secured financings (long-term)	11,127
Total other secured financings	$22,376

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Collateral Received and Pledged

The firm receives cash and securities (e.g., U.S. government and federal agency, other sovereign and corporate obligations, as well as equity securities) as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. The firm obtains cash and securities as collateral on an upfront or contingent basis for derivative instruments and collateralized agreements to reduce its credit exposure to individual counterparties.

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

46	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	March 2017	December 2016
Collateral available to be delivered or repledged	$661,415	$634,609

Collateral that was delivered or repledged	$536,728	$495,717

In the table above, as of March 2017 and December 2016, collateral available to be delivered or repledged excludes $11.54 billion and $15.47 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of
$ in millions	March 2017	December 2016
Financial instruments owned, at fair value pledged to counterparties that:
Had the right to deliver or repledge	$ 53,389	$ 51,278

Did not have the right to deliver or repledge	$ 71,873	$ 61,099

Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 4,418	$ 3,287

The firm also segregated $14.43 billion and $15.29 billion of securities included in “Financial instruments owned, at fair value” as of March 2017 and December 2016, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

Beneficial interests issued by securitization entities are debt or equity interests that give the investors rights to receive all or portions of specified cash inflows to a securitization vehicle and include senior and subordinated interests in principal, interest and/or other cash inflows. The proceeds from the sale of beneficial interests are used to pay the transferor for the financial assets sold to the securitization vehicle or to purchase securities which serve as collateral.

The firm accounts for a securitization as a sale when it has relinquished control over the transferred financial assets. Prior to securitization, the firm accounts for assets pending transfer at fair value and therefore does not typically recognize significant gains or losses upon the transfer of assets. Net revenues from underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

For transfers of financial assets that are not accounted for as sales, the assets remain in “Financial instruments owned, at fair value” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Notes 10 and 23 for further information about collateralized financings and interest expense, respectively.

The firm generally receives cash in exchange for the transferred assets but may also have continuing involvement with the transferred financial assets, including ownership of beneficial interests in securitized financial assets, primarily in the form of senior or subordinated securities. The firm may also purchase senior or subordinated securities issued by securitization vehicles (which are typically VIEs) in connection with secondary market-making activities.

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

	Three Months Ended March
$ in millions	2017	2016
Residential mortgages	$2,942	$623

Commercial mortgages	1,062	177
Total	$4,004	$800
Retained interests cash flows	$ 73	$ 21

Goldman Sachs March 2017 Form 10-Q	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2017
U.S. government agency-issued collateralized mortgage obligations	$22,360	$ 964	$16

Other residential mortgage-backed	3,077	416	24

Other commercial mortgage-backed	1,421	38	5

CDOs, CLOs and other	2,273	52	5
Total	$29,131	$1,470	$50
As of December 2016
U.S. government agency-issued collateralized mortgage obligations	$25,140	$ 953	$24

Other residential mortgage-backed	3,261	540	6

Other commercial mortgage-backed	357	15	—

CDOs, CLOs and other	2,284	56	6
Total	$31,042	$1,564	$36

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $1.50 billion and $1.58 billion as of March 2017 and December 2016, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $56 million and $48 million as of March 2017 and December 2016, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	March 2017	December 2016
Fair value of retained interests	$1,449	$1,519

Weighted average life (years)	7.5	7.5

Constant prepayment rate	8.6%	8.1%

Impact of 10% adverse change	$ (15)	$ (14)

Impact of 20% adverse change	$ (27)	$ (28)

Discount rate	5.2%	5.3%

Impact of 10% adverse change	$ (36)	$ (37)

Impact of 20% adverse change	$ (71)	$ (71)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $52 million and a weighted average life of 3.4 years as of March 2017, and a fair value of $56 million and a weighted average life of 3.5 years as of December 2016. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2017 and December 2016. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $52 million and $56 million as of March 2017 and December 2016, respectively.

48	Goldman Sachs March 2017 Form 10-Q

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

The firm’s variable interests in VIEs include senior and subordinated debt; loans and lending commitments; limited and general partnership interests; preferred and common equity; derivatives that may include foreign currency, equity and/or credit risk; guarantees; and certain of the fees the firm receives from investment funds. Certain interest rate, foreign currency and credit derivatives the firm enters into with VIEs are not variable interests because they create, rather than absorb, risk.

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

The firm reassesses its evaluation of whether an entity is a VIE when certain reconsideration events occur. The firm reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

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

Certain mortgage-backed and corporate CDO and CLO VIEs, usually referred to as synthetic CDOs or credit-linked note VIEs, synthetically create the exposure for the beneficial interests they issue by entering into credit derivatives, rather than purchasing the underlying assets. These credit derivatives may reference a single asset, an index, or a portfolio/basket of assets or indices. See Note 7 for further information about credit derivatives. These VIEs use the funds from the sale of beneficial interests and the premiums received from credit derivative counterparties to purchase securities which serve as collateral for the beneficial interest holders and/or the credit derivative counterparty. These VIEs may enter into other derivatives, primarily interest rate swaps, which are typically not variable interests. The firm may be a counterparty to derivatives with these VIEs and generally enters into derivatives with other counterparties to mitigate its risk.

Goldman Sachs March 2017 Form 10-Q	49

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

50	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss.

	As of
$ in millions	March 2017	December 2016
Total nonconsolidated VIEs
Assets in VIEs	$68,972	$70,083

Carrying value of variable interests — assets	6,385	6,199

Carrying value of variable interests — liabilities	183	254
Maximum exposure to loss:
Retained interests	1,470	1,564

Purchased interests	486	544

Commitments and guarantees	2,497	2,196

Derivatives	6,872	7,144

Loans and investments	4,148	3,760
Total maximum exposure to loss	$15,473	$15,208

In the table above:

•

The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs.

•	The maximum exposure to loss excludes the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests.

•	The maximum exposure to loss from retained interests, purchased interests, and loans and investments is the carrying value of these interests.

•

The maximum exposure to loss from commitments and guarantees, and derivatives is the notional amount, which does not represent anticipated losses and also has not been reduced by unrealized losses already recorded. As a result, the maximum exposure to loss exceeds liabilities recorded for commitments and guarantees, and derivatives provided to VIEs.

•

Total maximum exposure to loss from commitments and guarantees, and derivatives includes $1.40 billion and $1.28 billion as of March 2017 and December 2016, respectively, related to transactions with VIEs to which the firm transferred assets.

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of
$ in millions	March 2017	December 2016
Mortgage-backed
Assets in VIEs	$30,947	$32,714

Carrying value of variable interests — assets	1,826	1,936
Maximum exposure to loss:
Retained interests	1,418	1,508

Purchased interests	408	429

Commitments and guarantees	10	9

Derivatives	164	163
Total maximum exposure to loss	$ 2,000	$ 2,109
Corporate CDOs and CLOs
Assets in VIEs	$ 5,457	$ 5,391

Carrying value of variable interests — assets	700	393

Carrying value of variable interests — liabilities	26	25
Maximum exposure to loss:
Retained interests	1	2

Purchased interests	43	43

Commitments and guarantees	650	186

Derivatives	2,465	2,841

Loans and investments	467	94
Total maximum exposure to loss	$ 3,626	$ 3,166
Real estate, credit-related and other investing
Assets in VIEs	$ 9,495	$ 8,617

Carrying value of variable interests — assets	2,568	2,550

Carrying value of variable interests — liabilities	3	3
Maximum exposure to loss:
Commitments and guarantees	659	693

Loans and investments	2,568	2,550
Total maximum exposure to loss	$ 3,227	$ 3,243
Other asset-backed
Assets in VIEs	$ 6,240	$ 6,405

Carrying value of variable interests — assets	273	293

Carrying value of variable interests — liabilities	150	220
Maximum exposure to loss:
Retained interests	51	54

Purchased interests	35	72

Commitments and guarantees	275	275

Derivatives	4,237	4,134

Loans and investments	95	89
Total maximum exposure to loss	$ 4,693	$ 4,624
Investments in funds and other
Assets in VIEs	$16,833	$16,956

Carrying value of variable interests — assets	1,018	1,027

Carrying value of variable interests — liabilities	4	6
Maximum exposure to loss:
Commitments and guarantees	903	1,033

Derivatives	6	6

Loans and investments	1,018	1,027
Total maximum exposure to loss	$ 1,927	$ 2,066

In the table above, mortgage-backed includes assets in VIEs of $1.33 billion and $1.54 billion, and maximum exposure to loss of $253 million and $279 million, as of March 2017 and December 2016, respectively, related to CDOs backed by mortgage obligations.

Goldman Sachs March 2017 Form 10-Q	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both March 2017 and December 2016, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•	Mortgage-backed: Substantially all assets were included in “Financial instruments owned, at fair value” and “Loans receivable.”

•

Corporate CDOs and CLOs: All assets were included in “Financial instruments owned, at fair value” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value.”

•

Real estate, credit-related and other investing: All assets were included in “Financial instruments owned, at fair value,” “Loans receivable” and “Other assets” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value” and “Other liabilities and accrued expenses.”

•

Other asset-backed: All assets were included in “Financial instruments owned, at fair value” and “Loans receivable” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value.”

•

Investments in funds and other: Substantially all assets were included in “Financial instruments owned, at fair value” and all liabilities were included in “Financial instruments sold, but not yet purchased, at fair value.”

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	March 2017	December 2016
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 997	$ 300

Loans receivable	528	603

Financial instruments owned, at fair value	2,256	2,047

Other assets	589	682
Total	$4,370	$3,632
Liabilities
Other secured financings	$1,561	$ 854

Payables to brokers, dealers and clearing organizations	9	1

Financial instruments sold, but not yet purchased, at fair value	15	7

Unsecured short-term borrowings	212	197

Unsecured long-term borrowings	323	334

Other liabilities and accrued expenses	959	803
Total	$3,079	$2,196

In the table above:

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

•	Substantially all assets can only be used to settle obligations of the VIE.

52	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of
$ in millions	March 2017	December 2016
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 323	$ 300

Loans receivable	528	603

Financial instruments owned, at fair value	1,917	1,708

Other assets	580	680
Total	$ 3,348	$ 3,291
Liabilities
Other secured financings	$ 304	$ 284

Payables to brokers, dealers and clearing organizations	9	1

Financial instruments sold, but not yet purchased, at fair value	15	7

Other liabilities and accrued expenses	959	803
Total	$ 1,287	$ 1,095
CDOs, mortgage-backed and other asset-backed
Assets
Cash and cash equivalents	$ 674	$ —

Financial instruments owned, at fair value	251	253

Other assets	9	2
Total	$ 934	$ 255
Liabilities
Other secured financings	$ 825	$ 139
Total	$ 825	$ 139
Principal-protected notes
Assets
Financial instruments owned, at fair value	$ 88	$ 86
Total	$ 88	$ 86
Liabilities
Other secured financings	$ 432	$ 431

Unsecured short-term borrowings	212	197

Unsecured long-term borrowings	323	334
Total	$ 967	$ 962

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of
$ in millions	March 2017	December 2016
Property, leasehold improvements and equipment	$13,372	$12,070

Goodwill and identifiable intangible assets	4,067	4,095

Income tax-related assets	5,592	5,550

Equity-method investments	221	219

Miscellaneous receivables and other	3,592	3,547
Total	$26,844	$25,481

In the table above:

•

Equity-method investments exclude investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.56 billion and $7.92 billion as of March 2017 and December 2016, respectively, all of which are included in “Financial instruments owned, at fair value.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

•	Miscellaneous receivables and other includes $689 million and $682 million of investments in qualified affordable housing projects as of March 2017 and December 2016, respectively.

Property, Leasehold Improvements and Equipment Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $7.92 billion and $7.68 billion as of March 2017 and December 2016, respectively. Property, leasehold improvements and equipment included $5.70 billion and $5.96 billion as of March 2017 and December 2016, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goodwill and Identifiable Intangible Assets

The table below presents the carrying value of goodwill.

	As of
$ in millions	March 2017	December 2016
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
FICC Client Execution	269	269

Equities client execution	2,403	2,403

Securities Services	105	105

Investing & Lending	2	2

Investment Management	604	606
Total	$3,664	$3,666

Goldman Sachs March 2017 Form 10-Q	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the carrying value of identifiable intangible assets.

	As of
$ in millions	March 2017	December 2016
Institutional Client Services:
FICC Client Execution	$ 49	$ 65

Equities client execution	128	141

Investing & Lending	114	105

Investment Management	112	118
Total	$403	$429

Goodwill. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test consists of two steps:

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

•

If the estimated fair value of a reporting unit is less than its estimated net book value, the second step of the goodwill test is performed to measure the amount of impairment, if any. An impairment is equal to the excess of the carrying value of goodwill over its fair value.

During the fourth quarter of 2016, the firm assessed goodwill for impairment using a qualitative assessment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the fair value of any of these reporting units was less than its carrying value.

As a result of the qualitative assessment, the firm determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value.

Notwithstanding the results of the qualitative assessment, since the 2015 quantitative goodwill test determined that the estimated fair value of the FICC Client Execution reporting unit was not substantially in excess of its carrying value, the firm also performed a quantitative test on this reporting unit during the fourth quarter of 2016. In the quantitative test, the estimated fair value of the FICC Client Execution reporting unit substantially exceeded its carrying value.

Therefore, the firm determined that goodwill for all reporting units was not impaired.

There were no events or changes in circumstances during the three months ended March 2017 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of March 2017.

Identifiable Intangible Assets. The table below presents the gross carrying value, accumulated amortization and net carrying value of identifiable intangible assets.

	As of
$ in millions	March 2017	December 2016
Customer lists
Gross carrying value	$ 1,065	$ 1,065

Accumulated amortization	(853)	(837)
Net carrying value	212	228

Other
Gross carrying value	554	543

Accumulated amortization	(363)	(342)
Net carrying value	191	201

Total
Gross carrying value	1,619	1,608

Accumulated amortization	(1,216)	(1,179)
Net carrying value	$ 403	$ 429

In the table above:

•	The net carrying value of other intangibles primarily includes intangible assets related to acquired leases and commodities transportation rights.

•

During the three months ended March 2017 and March 2016, the firm acquired $20 million and $34 million, respectively, of intangible assets, primarily related to acquired leases, with a weighted average amortization period of three years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

54	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2017	2016
Amortization	$41	$47

$ in millions	As of March 2017
Estimated future amortization
Remainder of 2017	$ 94

2018	$116

2019	$ 82

2020	$ 30

2021	$ 21

2022	$ 16

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

During the quarters ended March 2017 and March 2016, impairments were not material to the firm’s results of operations or financial condition.

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2017
Private bank and online retail	$61,589	$ 4,740	$ 66,329

Brokered certificates of deposit	—	32,630	32,630

Deposit sweep programs	16,012	—	16,012

Institutional	1	12,957	12,958
Total	$77,602	$50,327	$127,929
As of December 2016
Private bank and online retail	$61,166	$ 4,437	$ 65,603

Brokered certificates of deposit	—	34,905	34,905

Deposit sweep programs	16,019	—	16,019

Institutional	12	7,559	7,571
Total	$77,197	$46,901	$124,098

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits include $19.48 billion and $13.78 billion as of March 2017 and December 2016, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits have a weighted average maturity of approximately 2 years and 2.5 years as of March 2017 and December 2016, respectively.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of March 2017 and December 2016 were approximately $68.27 billion and $69.91 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at GS Bank USA and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of
$ in millions	March 2017	December 2016
U.S. offices	$105,207	$106,037

Non-U.S. offices	22,722	18,061
Total	$127,929	$124,098

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2017
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2017	$ 8,541	$11,141	$19,682

2018	6,257	3,072	9,329

2019	5,403	—	5,403

2020	4,087	—	4,087

2021	3,545	39	3,584

2022	3,232	78	3,310

2023 - thereafter	4,704	228	4,932
Total	$35,769	$14,558	$50,327

As of March 2017, deposits in U.S. and non-U.S. offices include $2.20 billion and $12.19 billion, respectively, of time deposits that were greater than $250,000.

Goldman Sachs March 2017 Form 10-Q	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a majority of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of March 2017 and December 2016. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of March 2017 and December 2016.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	March 2017	December 2016
Other secured financings (short-term)	$11,249	$13,118

Unsecured short-term borrowings	35,872	39,265
Total	$47,121	$52,383

See Note 10 for information about other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2017 and December 2016.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	March 2017	December 2016
Current portion of unsecured long-term borrowings	$ 20,404	$ 23,528

Hybrid financial instruments	11,619	11,700

Other unsecured short-term borrowings	3,849	4,037
Total	$ 35,872	$ 39,265
Weighted average interest rate	1.96%	1.68%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	March 2017	December 2016
Other secured financings (long-term)	$ 11,127	$ 8,405

Unsecured long-term borrowings	199,370	189,086
Total	$210,497	$197,491

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2056, which consists principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2017
Fixed-rate obligations	$ 97,757	$ 31,811	$129,568

Floating-rate obligations	40,672	29,130	69,802
Total	$138,429	$ 60,941	$199,370
As of December 2016
Fixed-rate obligations	$ 96,113	$ 32,159	$128,272

Floating-rate obligations	36,748	24,066	60,814
Total	$132,861	$ 56,225	$189,086

56	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•	Floating interest rates are generally based on LIBOR or Overnight Index Swap Rate. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.47%) and 1.60% to 10.04% (with a weighted average rate of 4.57%) as of March 2017 and December 2016, respectively.

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.07% to 13.00% (with a weighted average rate of 3.01%) and 0.02% to 13.00% (with a weighted average rate of 3.05%) as of March 2017 and December 2016, respectively.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of March 2017
2018	$ 20,246

2019	26,790

2020	21,749

2021	20,969

2022	16,723

2023 - thereafter	92,893
Total	$199,370

In the table above:

•

Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included in “Unsecured short-term borrowings.”

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

•

Unsecured long-term borrowings include $6.93 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $190 million in 2018, $292 million in 2019, $314 million in 2020, $551 million in 2021, $(20) million in 2022, and $5.60 billion in 2023 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities. The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	March 2017	December 2016
Fixed-rate obligations:
At fair value	$ 145	$ 150

At amortized cost	75,019	74,718

Floating-rate obligations:
At fair value	31,930	29,260

At amortized cost	92,276	84,958
Total	$199,370	$189,086

In the table above, the weighted average interest rates on the aggregate amounts were 2.88% (3.90% related to fixed-rate obligations and 2.05% related to floating-rate obligations) and 2.87% (3.90% related to fixed-rate obligations and 1.97% related to floating-rate obligations) as of March 2017 and December 2016, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

As of March 2017 and December 2016, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of March 2017 and December 2016.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2017 and December 2016, subordinated debt had maturities ranging from 2018 to 2045. Subordinated debt that matures within one year of the financial statement date is included in “Unsecured short-term borrowings.”

Goldman Sachs March 2017 Form 10-Q	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents details about the firm’s subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of March 2017
Subordinated debt	$14,827	$17,280	4.29%

Junior subordinated debt	1,360	1,807	5.72%
Total	$16,187	$19,087	4.41%
As of December 2016
Subordinated debt	$15,058	$17,604	4.29%

Junior subordinated debt	1,360	1,809	5.70%
Total	$16,418	$19,413	4.41%

In the table above, the rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. The rates exclude financial instruments accounted for at fair value under the fair value option.

Junior Subordinated Debt

Junior Subordinated Debt Held by Trusts. In 2012, the Vesey Street Investment Trust I (Vesey Street Trust) and the Murray Street Investment Trust I (Murray Street Trust) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties, the proceeds of which were used to purchase junior subordinated debt issued by Group Inc. from Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts). The APEX Trusts used the proceeds to purchase shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) and Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock). The senior guaranteed trust securities issued by the Vesey Street Trust and Murray Street Trust and the related junior subordinated debt matured during the third quarter of 2016 and the first quarter of 2017, respectively. As of December 2016, $1.45 billion of senior guaranteed trust securities issued by the Murray Street Trust and the related junior subordinated debt were outstanding.

The APEX Trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts, shares of Group Inc.’s Series E or Series F Preferred Stock or shares of Group Inc.’s Series O Perpetual Non-Cumulative Preferred Stock if the redemption or purchase results in less than $253 million aggregate liquidation preference outstanding, prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities. During 2016, the firm exchanged a par amount of $1.32 billion (of which $672 million was exchanged in the first quarter of 2016) of APEX issued by the APEX Trusts for a corresponding redemption value of the Series E and Series F Preferred Stock, which was permitted under the covenants referenced above.

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of both March 2017 and December 2016, the outstanding par amount of junior subordinated debt held by the Trust was $1.36 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.32 billion and $40.8 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

58	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	March 2017	December 2016
Compensation and benefits	$ 3,471	$ 7,181

Noncontrolling interests	543	506

Income tax-related liabilities	1,624	1,794

Employee interests in consolidated funds	243	77

Subordinated liabilities of consolidated VIEs	751	584

Accrued expenses and other	4,557	4,220
Total	$ 11,189	$ 14,362

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	March 2017	December 2016
Commitments to extend credit
Commercial lending:
Investment-grade	$ 74,351	$ 73,664

Non-investment-grade	36,930	34,878

Warehouse financing	3,781	3,514
Total commitments to extend credit	115,062	112,056

Contingent and forward starting resale and securities borrowing agreements	42,366	25,348

Forward starting repurchase and secured lending agreements	17,827	8,939

Letters of credit	406	373

Investment commitments	8,602	8,444

Other	4,848	6,014
Total commitments	$189,111	$161,174

The table below presents the firm’s commitments by period of expiration.

	As of March 2017
$ in millions	Remainder of 2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$14,774	$16,661	$37,047	$ 5,869

Non-investment-grade	1,438	8,600	17,319	9,573

Warehouse financing	70	1,651	972	1,088
Total commitments to extend credit	16,282	26,912	55,338	16,530

Contingent and forward starting resale and securities borrowing agreements	42,363	3	—	—

Forward starting repurchase and secured lending agreements	17,827	—	—	—

Letters of credit	184	182	—	40

Investment commitments	5,360	612	107	2,523

Other	4,478	311	16	43
Total commitments	$86,494	$28,020	$55,461	$19,136

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

As of March 2017 and December 2016, $100.79 billion and $98.05 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of March 2017 and December 2016, $7.65 billion and $6.87 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

Goldman Sachs March 2017 Form 10-Q	59

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.76 billion and $26.88 billion as of March 2017 and December 2016, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both March 2017 and December 2016. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

The firm’s investment commitments include commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments include $2.13 billion and $2.10 billion as of March 2017 and December 2016, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of March 2017
Remainder of 2017	$ 233

2018	295

2019	255

2020	224

2021	171

2022	118

2023 - thereafter	679
Total	$1,975

Rent charged to operating expense was $70 million and $62 million for the three months ended March 2017 and March 2016, respectively.

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

60	Goldman Sachs March 2017 Form 10-Q

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

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of March 2017
Carrying Value of Net Liability	$ 7,552	$ —	$ 52
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2017	$ 520,372	$38,900	$ 955

2018 - 2019	386,607	—	676

2020 - 2021	87,083	—	1,934

2022 - thereafter	69,414	—	199
Total	$1,063,476	$38,900	$3,764
As of December 2016
Carrying Value of Net Liability	$ 8,873	$ —	$ 50
Maximum Payout/Notional Amount by Period of Expiration
2017	$ 432,328	$33,403	$1,064

2018 - 2019	261,676	—	763

2020 - 2021	71,264	—	1,662

2022 - thereafter	51,506	—	173
Total	$ 816,774	$33,403	$3,662

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the tables in “Commitments” above for a summary of the firm’s commitments.

Goldman Sachs March 2017 Form 10-Q	61

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $40.11 billion and $34.33 billion as of March 2017 and December 2016, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Guarantees of Securities Issued by Trusts. The firm has established trusts, including Goldman Sachs Capital I, the APEX Trusts and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. The firm does not consolidate these entities. See Note 16 for further information about the transactions involving Goldman Sachs Capital I and the APEX Trusts.

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

62	Goldman Sachs March 2017 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2017 and December 2016.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2017 and December 2016.

Guarantees of Subsidiaries. Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC, formerly Goldman, Sachs & Co. (GS&Co.), and GS Bank USA, subject to certain exceptions.

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

Note 19.

Shareholders’ Equity

Common Equity

On April 17, 2017, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.75 per common share from $0.65 per common share. The dividend will be paid on June 29, 2017 to common shareholders of record on June 1, 2017.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital action.

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

in millions, except per share amounts	Three Months Ended March 2017
Common share repurchases	6.2

Average cost per share	$243.22

Total cost of common share repurchases	$ 1,500

Goldman Sachs March 2017 Form 10-Q	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the three months ended March 2017, 12,136 shares were remitted with a total value of $3 million, and the firm cancelled 5.7 million of RSUs with a total value of $1.32 billion and 2.6 million of stock options with a total value of $632 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of March 2017.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000

B	50,000	32,000	32,000	1,000

C	25,000	8,000	8,000	1,000

D	60,000	54,000	53,999	1,000

E	17,500	7,667	7,667	N/A

F	5,000	1,615	1,615	N/A

I	34,500	34,000	34,000	1,000

J	46,000	40,000	40,000	1,000

K	32,200	28,000	28,000	1,000

L	52,000	52,000	52,000	25

M	80,000	80,000	80,000	25

N	31,050	27,000	27,000	1,000

O	26,000	26,000	26,000	25
Total	509,250	420,282	420,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750

B	Currently redeemable	$ 25,000	800

C	Currently redeemable	$ 25,000	200

D	Currently redeemable	$ 25,000	1,350

E	Currently redeemable	$100,000	767

F	Currently redeemable	$100,000	161

I	November 10, 2017	$ 25,000	850

J	May 10, 2023	$ 25,000	1,000

K	May 10, 2024	$ 25,000	700

L	May 10, 2019	$ 25,000	1,300

M	May 10, 2020	$ 25,000	2,000

N	May 10, 2021	$ 25,000	675

O	November 10, 2026	$ 25,000	650
Total			$11,203

In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive confirmation that the Federal Reserve Board does not object to such capital action.

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

64	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2016, the firm delivered a par amount of $1.32 billion (fair value of $1.04 billion, including $505 million of fair value delivered during the first quarter of 2016) of APEX to the APEX Trusts in exchange for 9,833 shares of Series E Preferred Stock and 3,385 shares of Series F Preferred Stock for a total redemption value of $1.32 billion (net carrying value of $1.31 billion, including $666 million of net carrying value redeemed during the first quarter of 2016). Following the exchange, shares of Series E and Series F Preferred Stock were cancelled. The difference between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was $266 million for 2016 (including $161 million for the first quarter of 2016), and was recorded in “Preferred stock dividends,” along with preferred dividends declared on the firm’s preferred stock. See Note 16 for further information about APEX.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of March 2017.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

O	5.30% per annum to, but excluding, November 10, 2026; 3 month LIBOR + 3.834% per annum thereafter

The table below presents preferred dividends declared on the firm’s preferred stock.

	Three Months Ended March
	2017		2016
Series	per share	$ in millions	per share	$ in millions
A	$ 239.58	$ 7	$ 239.58	$ 7

B	$ 387.50	12	$ 387.50	12

C	$ 255.56	2	$ 255.56	2

D	$ 255.56	14	$ 255.56	14

E	$1,000.00	7	$1,011.11	18

F	$1,000.00	2	$1,011.11	5

I	$ 371.88	13	$ 371.88	13

J	$ 343.75	14	$ 343.75	14

K	$ 398.44	11	$ 398.44	11

N	$ 393.75	11	$ —	—
Total		$93		$96

Accumulated Other Comprehensive Loss

The table below presents accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
As of March 2017
Currency translation	$ (647)	$ (16)	$ (663)

Debt valuation adjustment	(239)	(139)	(378)

Pension and postretirement liabilities	(330)	1	(329)
Total	$(1,216)	$(154)	$(1,370)

As of December 2016
Currency translation	$ (587)	$ (60)	$ (647)

Debt valuation adjustment	305	(544)	(239)

Pension and postretirement liabilities	(131)	(199)	(330)
Total	$ (413)	$(803)	$(1,216)

In the table above, the beginning balance of accumulated other comprehensive loss for December 2016 has been adjusted to reflect the cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax. See Note 3 for further information about the adoption of ASU No. 2016-01. See Note 8 for further information about the debt valuation adjustment.

Note  20.

Regulation and Capital Adequacy

The Federal Reserve Board is the primary regulator of Group Inc., a bank holding company under the Bank Holding Company Act of 1956 and a financial holding company under amendments to this Act. As a bank holding company, the firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the revised risk-based capital and leverage regulations of the Federal Reserve Board, subject to certain transitional provisions (Revised Capital Framework).

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

Goldman Sachs March 2017 Form 10-Q	65

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

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of March 2017 and December 2016. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of
	March 2017	December 2016
CET1 ratio	7.000%	5.875%

Tier 1 capital ratio	8.500%	7.375%

Total capital ratio	10.500%	9.375%

Tier 1 leverage ratio	4.000%	4.000%

In the table above:

•

The minimum capital ratios as of March 2017 reflect (i) the 50% phase-in of the capital conservation buffer (1.25%), (ii) the 50% phase-in of the Global Systemically Important Bank (G-SIB) buffer (1.25%), and (iii) the countercyclical capital buffer of zero percent, each described below.

•

The minimum capital ratios as of December 2016 reflect (i) the 25% phase-in of the capital conservation buffer (0.625%), (ii) the 25% phase-in of the G-SIB buffer (0.75%), and (iii) the countercyclical capital buffer of zero percent, each described below.

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

66	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The G-SIB buffer, which is an extension of the capital conservation buffer, phases in ratably, beginning on January 1, 2016, becoming fully effective on January 1, 2019, and must consist entirely of capital that qualifies as CET1. The buffer must be calculated using two methodologies, the higher of which is reflected in the firm’s minimum risk-based capital ratios. The first calculation is based upon the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each G-SIB. The second calculation uses similar inputs, but it includes a measure of reliance on short-term wholesale funding. The firm’s G-SIB buffer applicable for the year ending December 2017 is 2.5% (using financial data for the year ended December 2015), reflecting a reduction from 3%, which was the firm’s G-SIB buffer applicable for the year ended December 2016. The buffer will be updated annually based on financial data from the prior year end, and will be generally applicable for the following year.

The Revised Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of March 2017, the Federal Reserve Board has set the countercyclical capital buffer at zero percent.

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

Goldman Sachs March 2017 Form 10-Q	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily trading net revenues used to determine risk management VaR exceptions (i.e., comparing the daily trading net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily trading net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily trading net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three months ended March 2017 and exceeded its 99% one-day regulatory VaR on two occasions during the year ended December 2016. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of March 2017 and December 2016, and therefore such lower ratios applied to the firm as of these dates.

68	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	March 2017	December 2016
Common shareholders’ equity	$ 75,714	$ 75,690

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,923)	(2,874)

Deductions for investments in nonconsolidated financial institutions	(461)	(424)

Other adjustments	(493)	(346)
Common Equity Tier 1	71,837	72,046
Preferred stock	11,203	11,203

Deduction for investments in covered funds	(328)	(445)

Other adjustments	(199)	(364)
Tier 1 capital	$ 82,513	$ 82,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,513	$ 82,440

Qualifying subordinated debt	14,336	14,566

Junior subordinated debt issued to trusts	660	792

Allowance for losses on loans and lending commitments	791	722

Other adjustments	(6)	(6)
Standardized Tier 2 capital	15,781	16,074
Standardized Total capital	$ 98,294	$ 98,514
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,513	$ 82,440

Standardized Tier 2 capital	15,781	16,074

Allowance for losses on loans and lending commitments	(791)	(722)
Basel III Advanced Tier 2 capital	14,990	15,352
Basel III Advanced Total capital	$ 97,503	$ 97,792
RWAs
Standardized	$507,401	$496,676

Basel III Advanced	$558,276	$549,650
CET1 ratio
Standardized	14.2%	14.5%

Basel III Advanced	12.9%	13.1%
Tier 1 capital ratio
Standardized	16.3%	16.6%

Basel III Advanced	14.8%	15.0%
Total capital ratio
Standardized	19.4%	19.8%

Basel III Advanced	17.5%	17.8%
Tier 1 leverage ratio	9.5%	9.4%

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.66 billion and $3.67 billion as of March 2017 and December 2016, respectively, and identifiable intangible assets of $322 million (80% of $403 million) and $257 million (60% of $429 million) as of March 2017 and December 2016, respectively, net of associated deferred tax liabilities of $1.06 billion and $1.05 billion as of March 2017 and December 2016, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2017 and December 2016, CET1 reflects 80% and 60% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

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

•

Other adjustments within CET1 and Tier 1 capital primarily include accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of March 2017 and December 2016, CET1 reflects 80% and 60% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

•

As of March 2017, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 50% included in Tier 2 capital and 50% fully phased out of regulatory capital. As of December 2016, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

Goldman Sachs March 2017 Form 10-Q	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Three Months Ended March 2017
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$72,046	$72,046

Change in common shareholders’ equity	24	24

Change in deductions for:
Transitional provisions	(426)	(426)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	22	22

Investments in nonconsolidated financial institutions	125	125

Change in other adjustments	46	46
Ending balance	$71,837	$71,837
Tier 1 capital
Beginning balance	$82,440	$82,440

Change in deductions for:
Transitional provisions	(274)	(274)

Investments in covered funds	117	117

Other net increase in CET1	217	217

Change in other adjustments	13	13
Ending balance	82,513	82,513
Tier 2 capital
Beginning balance	16,074	15,352

Change in qualifying subordinated debt	(230)	(230)

Redesignation of junior subordinated debt issued to trusts	(132)	(132)

Change in the allowance for losses on loans and lending commitments	69	—

Change in other adjustments	—	—
Ending balance	15,781	14,990
Total capital	$98,294	$97,503

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Change in common shareholders’ equity	162	162

Change in deductions for:
Transitional provisions	(839)	(839)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	16	16

Investments in nonconsolidated financial institutions	895	895

Change in other adjustments	449	449
Ending balance	$72,046	$72,046
Tier 1 capital
Beginning balance	$81,511	$81,511

Change in deductions for:
Transitional provisions	(558)	(558)

Investments in covered funds	(32)	(32)

Other net increase in CET1	1,522	1,522

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	3	3

Change in other adjustments	324	324
Ending balance	82,440	82,440
Tier 2 capital
Beginning balance	16,705	16,103

Change in qualifying subordinated debt	(566)	(566)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	120	—

Change in other adjustments	13	13
Ending balance	16,074	15,352
Total capital	$98,514	$97,792

In the tables above, the change in deductions for transitional provisions represent the increased phase-in of deductions from 60% to 80% (effective January 1, 2017) for the three months ended March 2017 and from 40% to 60% (effective January 1, 2016) for the year ended December 2016.

70	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	March 2017	December 2016
Credit RWAs
Derivatives	$120,757	$124,286

Commitments, guarantees and loans	118,783	115,744

Securities financing transactions	78,811	71,319

Equity investments	43,066	41,428

Other	62,369	58,636
Total Credit RWAs	423,786	411,413
Market RWAs
Regulatory VaR	9,638	9,750

Stressed VaR	26,163	22,475

Incremental risk	9,200	7,875

Comprehensive risk	4,663	5,338

Specific risk	33,951	39,825
Total Market RWAs	83,615	85,263
Total RWAs	$507,401	$496,676

	Basel III Advanced Rules as of
$ in millions	March 2017	December 2016
Credit RWAs
Derivatives	$ 99,709	$105,096

Commitments, guarantees and loans	130,963	122,792

Securities financing transactions	17,486	14,673

Equity investments	45,894	44,095

Other	66,728	63,431
Total Credit RWAs	360,780	350,087
Market RWAs
Regulatory VaR	9,638	9,750

Stressed VaR	26,163	22,475

Incremental risk	9,200	7,875

Comprehensive risk	4,013	4,550

Specific risk	33,951	39,825
Total Market RWAs	82,965	84,475
Total Operational RWAs	114,531	115,088
Total RWAs	$558,276	$549,650

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other primarily includes receivables, other assets, and cash and cash equivalents.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Three Months Ended March 2017
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$496,676	$549,650

Credit RWAs
Change in deductions for transitional provisions	(233)	(233)

Change in:
Derivatives	(3,529)	(5,387)

Commitments, guarantees and loans	3,039	8,171

Securities financing transactions	7,492	2,813

Equity investments	1,800	1,961

Other	3,804	3,368
Change in Credit RWAs	12,373	10,693
Market RWAs
Change in:
Regulatory VaR	(112)	(112)

Stressed VaR	3,688	3,688

Incremental risk	1,325	1,325

Comprehensive risk	(675)	(537)

Specific risk	(5,874)	(5,874)
Change in Market RWAs	(1,648)	(1,510)
Operational RWAs
Change in operational risk	—	(557)
Change in Operational RWAs	—	(557)
Ending balance	$507,401	$558,276

In the table above, the increased deductions for transitional provisions represent the increased phase-in of deductions from 60% to 80%, effective January 1, 2017.

Standardized Credit RWAs as of March 2017 increased by $12.37 billion compared with December 2016, primarily reflecting an increase in securities financing transactions, principally due to increased exposures. Standardized Market RWAs as of March 2017 decreased by $1.65 billion compared with December 2016, primarily reflecting a decrease in specific risk as a result of changes in risk exposures, partially offset by increased stressed VaR.

Basel III Advanced Credit RWAs as of March 2017 increased by $10.69 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans principally due to increased lending activity. Basel III Advanced Market RWAs as of March 2017 decreased by $1.51 billion compared with December 2016, primarily reflecting a decrease in specific risk as a result of changes in risk exposures, partially offset by increased stressed VaR. Basel III Advanced Operational RWAs as of March 2017 were essentially unchanged compared with December 2016.

Goldman Sachs March 2017 Form 10-Q	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

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

In the table above, the increased deductions for transitional provisions represent the increased phase-in of deductions from 40% to 60%, effective January 1, 2016.

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

72	Goldman Sachs March 2017 Form 10-Q

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

	Minimum Ratio as of
	March 2017	December 2016	“Well-capitalized” Minimum Ratio
CET1 ratio	5.750%	5.125%	6.5%

Tier 1 capital ratio	7.250%	6.625%	8.0%

Total capital ratio	9.250%	8.625%	10.0%

Tier 1 leverage ratio	4.000%	4.000%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of March 2017 and December 2016. In the table above, the minimum capital ratios as of March 2017 reflect the 50% phase-in of the capital conservation buffer (1.25%) and the countercyclical capital buffer described above (0%). The minimum capital ratios as of December 2016 reflect the 25% phase-in of the capital conservation buffer (0.625%) and the countercyclical capital buffer described above (0%). GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers discussed above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of March 2017 and December 2016. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	March 2017	December 2016
Standardized
Common Equity Tier 1	$ 24,791	$ 24,485
Tier 1 capital	24,791	24,485

Tier 2 capital	2,401	2,382
Total capital	$ 27,192	$ 26,867
Basel III Advanced
Common Equity Tier 1	$ 24,791	$ 24,485
Tier 1 capital	24,791	24,485

Standardized Tier 2 capital	2,401	2,382

Allowance for losses on loans and lending commitments	(401)	(382)

Tier 2 capital	2,000	2,000
Total capital	$ 26,791	$ 26,485
RWAs
Standardized	$207,753	$204,232

Basel III Advanced	$136,820	$131,051
CET1 ratio
Standardized	11.9%	12.0%

Basel III Advanced	18.1%	18.7%
Tier 1 capital ratio
Standardized	11.9%	12.0%

Basel III Advanced	18.1%	18.7%
Total capital ratio
Standardized	13.1%	13.2%

Basel III Advanced	19.6%	20.2%
Tier 1 leverage ratio	15.5%	14.4%

GS Bank USA’s Standardized capital ratios as of March 2017 were essentially unchanged compared with December 2016. The decrease in GS Bank USA’s Advanced capital ratios from December 2016 to March 2017 is primarily due to an increase in credit RWAs, principally due to an increase in lending activity.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of March 2017 and December 2016, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs March 2017 Form 10-Q	73

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

As of March 2017 and December 2016, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $16.09 billion and $17.17 billion, respectively, which exceeded the amount required by $13.50 billion and $14.66 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2017 and December 2016, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2017 and December 2016, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of March 2017 and December 2016, Group Inc. was required to maintain $48.15 billion and $46.49 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $67.86 billion and $74.24 billion as of March 2017 and December 2016, respectively, which exceeded required reserve amounts by $67.80 billion and $74.09 billion as of March 2017 and December 2016, respectively.

74	Goldman Sachs March 2017 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2017	2016
Net earnings applicable to common shareholders	$2,162	$1,200
Weighted average number of basic shares	412.5	440.8

Effect of dilutive securities:
RSUs	4.7	3.5

Stock options	2.9	3.1
Dilutive securities	7.6	6.6
Weighted average number of basic shares and dilutive securities	420.1	447.4
Basic EPS	$ 5.23	$ 2.71

Diluted EPS	$ 5.15	$ 2.68

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended March 2017 and March 2016.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of less than 0.1 million for the three months ended March 2017 and 6.1 million for the three months ended March 2016.

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

	Three Months Ended March
$ in millions	2017	2016
Fees earned from funds	$ 710	$ 632

	As of
$ in millions	March 2017	December 2016
Fees receivable from funds	$ 595	$ 554

Aggregate carrying value of interests in funds	$6,505	$6,841

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees of $25 million and $27 million were waived for the three months ended March 2017 and March 2016, respectively. The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

As of both March 2017 and December 2016, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $300 million. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of March 2017 and December 2016, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs March 2017 Form 10-Q	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Three Months Ended March
$ in millions	2017	2016
Interest income
Deposits with banks	$ 162	$ 91

Securities borrowed, securities purchased under agreements to resell and federal funds sold	281	109

Financial instruments owned, at fair value	1,351	1,418

Loans receivable	565	412

Other interest	387	318
Total interest income	2,746	2,348
Interest expense
Deposits	274	169

Securities loaned and securities sold under agreements to repurchase	136	118

Financial instruments sold, but not yet purchased, at fair value	336	314

Short-term secured and unsecured borrowings	121	127

Long-term secured and unsecured borrowings	1,176	865

Other interest	187	(128)
Total interest expense	2,230	1,465
Net interest income	$ 516	$ 883

In the table above:

•	Securities borrowed, securities purchased under agreements to resell and federal funds sold includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

Regulatory Tax Examinations

The firm is subject to examination by the U.S. Internal Revenue Service and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

76	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2017
U.S. Federal	2011

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2010

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the U.S. Internal Revenue Service for each of the tax years from 2013 through 2017. This program allows the firm to work with the U.S. Internal Revenue Service to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 through 2015 tax years remain subject to post-filing review.

New York State and City examinations for the firm (excluding GS Bank USA) of fiscal 2007 through calendar 2010 are ongoing. New York State and City examinations for GS Bank USA have been completed through 2014.

During the first quarter of 2017, the firm concluded examinations with the Hong Kong tax authorities related to 2007 through 2015, with 2010 through 2015 subject to final review. The completion of these examinations did not have a material impact on the firm’s effective income tax rate.

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

Goldman Sachs March 2017 Form 10-Q	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s net revenues, pre-tax earnings and total assets by segment. Management believes that this information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Three Months Ended or as of March
$ in millions	2017	2016
Investment Banking
Financial Advisory	$ 756	$ 771
Equity underwriting	311	183

Debt underwriting	636	509
Total Underwriting	947	692
Total net revenues	1,703	1,463

Operating expenses	975	762
Pre-tax earnings	$ 728	$ 701
Segment assets	$ 2,614	$ 2,579
Institutional Client Services
FICC Client Execution	$ 1,685	$ 1,663
Equities client execution	552	470

Commissions and fees	738	878

Securities services	384	432
Total Equities	1,674	1,780
Total net revenues	3,359	3,443

Operating expenses	2,544	2,421
Pre-tax earnings	$ 815	$ 1,022
Segment assets	$667,778	$671,462
Investing & Lending
Equity securities	$ 798	$ —

Debt securities and loans	666	87
Total net revenues	1,464	87

Operating expenses	750	443
Pre-tax earnings/(loss)	$ 714	$ (356)
Segment assets	$209,958	$188,985
Investment Management
Management and other fees	$ 1,219	$ 1,165

Incentive fees	121	46

Transaction revenues	160	134
Total net revenues	1,500	1,345

Operating expenses	1,218	1,136
Pre-tax earnings	$ 282	$ 209
Segment assets	$ 13,719	$ 15,010
Total net revenues	$ 8,026	$ 6,338

Total operating expenses	5,487	4,762
Total pre-tax earnings	$ 2,539	$ 1,576
Total assets	$894,069	$878,036

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended March
$ in millions	2017	2016
Investment Banking	$ —	$ —

Institutional Client Services	203	703

Investing & Lending	243	136

Investment Management	70	44
Total net interest income	$516	$883

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended March
$ in millions	2017	2016
Investment Banking	$ 33	$ 31

Institutional Client Services	122	114

Investing & Lending	57	54

Investment Management	45	40
Total depreciation and amortization	$257	$239

78	Goldman Sachs March 2017 Form 10-Q

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

•

Institutional Client Services: FICC Client Execution, and Equities (excluding Securities Services): location of the market-making desk; Securities Services: location of the primary market for the underlying security.

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

	Three Months Ended March
$ in millions	2017		2016
Net revenues
Americas	$4,892	61%	$3,863	61%

EMEA	1,919	24%	1,660	26%

Asia	1,215	15%	815	13%
Total net revenues	$8,026	100%	$6,338	100%
Pre-tax earnings
Americas	$1,524	61%	$ 987	63%

EMEA	622	24%	399	25%

Asia	393	15%	190	12%
Total pre-tax earnings	$2,539	100%	$1,576	100%

In the table above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	EMEA represents Europe, Middle East and Africa.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	March 2017	December 2016
U.S. government and federal agency obligations	$71,035	$57,657

% of total assets	7.9%	6.7%

Non-U.S. government and agency obligations	$35,614	$29,381

% of total assets	4.0%	3.4%

Amounts in the table above are included in “Financial instruments owned, at fair value.”

As of March 2017 and December 2016, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

Goldman Sachs March 2017 Form 10-Q	79

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

	As of
$ in millions	March 2017	December 2016
U.S. government and federal agency obligations	$86,207	$89,721

Non-U.S. government and agency obligations	$84,588	$80,234

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

•

Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2017 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.8 billion in excess of the aggregate reserves for such matters.

80	Goldman Sachs March 2017 Form 10-Q

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

Mortgage-Related Matters. Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, the firm’s conflict of interest management, and the SEC investigation that led to GS&Co. entering into a consent agreement with the SEC, settling all claims made against GS&Co. by the SEC in connection with the ABACUS 2007-AC1 CDO offering (ABACUS 2007-AC1 transaction), pursuant to which GS&Co. paid $550 million of disgorgement and civil penalties. The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On June 21, 2012, the district court dismissed the claims based on Group Inc.’s not disclosing that it had received a “Wells” notice from the staff of the SEC related to the ABACUS 2007-AC1 transaction, but permitted the plaintiffs’ other claims to proceed. The district court granted class certification on September 24, 2015, but the appellate court granted defendants’ petition for review on January 26, 2016. On February 1, 2016, the district court stayed proceedings in the district court pending the appellate court’s decision.

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

Goldman Sachs March 2017 Form 10-Q	81

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

Various alleged purchasers of mortgage pass-through certificates and other mortgage-related products (including Massachusetts Mutual Life Insurance Company and the FDIC (as receiver for Guaranty Bank)) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints allege fraud and seek punitive damages. Certain of these complaints also name other firms as defendants.

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

SunEdison Bankruptcy Litigation. GS Bank USA is among the defendants named in an adversary proceeding filed on October 20, 2016 in the U.S. Bankruptcy Court for the Southern District of New York arising from the bankruptcy of SunEdison, Inc. (SunEdison). The complaint alleges that amounts transferred and liens granted by SunEdison to its secured creditors, including GS Bank USA, prior to filing for bankruptcy were fraudulent and preferential transfers. Plaintiffs seek to recoup those transfers, avoid those liens and disallow certain claims of the secured creditors. GS Bank USA received pre-filing payments from SunEdison aggregating $169 million that are subject to the recoupment claims and holds $75 million of secured debt subject to the avoidance and disallowance claims. Defendants moved to dismiss on November 22, 2016.

Currencies-Related Litigation. GS&Co. and Group Inc. are among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on September 26, 2016, on behalf of putative indirect purchasers of foreign exchange instruments. The amended complaint, filed on March 24, 2017, generally alleges a conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and state consumer protection laws and seeks injunctive relief, as well as treble damages in an unspecified amount.

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

82	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cobalt International Energy Securities Litigation. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and the underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The second consolidated amended complaint, filed on March 15, 2017, asserts claims under the federal securities laws, seeks compensatory and rescissory damages in unspecified amounts and alleges material misstatements and omissions concerning Cobalt in connection with a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes. The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings, and that the shareholder affiliates (including Group Inc.) are liable for the sale of Cobalt common stock on the basis of inside information. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 14,430,000 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion. On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. On November 3, 2016, plaintiffs moved for class certification. On April 14, 2017, the shareholder affiliates moved to dismiss the claim alleging sales based on inside information.

Cobalt, certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), certain shareholders of Cobalt (including funds affiliated with Group Inc.), and affiliates of these shareholders (including Group Inc.) are defendants in putative shareholder derivative actions filed on May 6, 2016 and November 29, 2016 in Texas District Court, Harris County. As to the director and officer defendants (including employees of affiliates of Group Inc. who served as directors of Cobalt), the petitions generally allege that they breached their fiduciary duties under state law by making materially false and misleading statements concerning Cobalt. As to the shareholder defendants and their affiliates (including Group Inc. and several affiliated funds), the original petition also alleges that they breached their fiduciary duties by selling Cobalt securities in the common stock offerings described above on the basis of inside information. The petitions seek, among other things, unspecified monetary damages and disgorgement of proceeds from the sale of Cobalt common stock. On March 6, 2017, the court denied defendants’ motion to dismiss the May petition as to the shareholder defendants and their affiliates (including Group Inc. and its affiliated funds). Defendants moved to dismiss the November petition on January 30, 2017.

Adeptus Health Securities Litigation. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include Adeptus Health Inc. (Adeptus), its sponsor, and certain directors and officers of Adeptus. As to the underwriters, the complaints generally allege misstatements and omissions in connection with the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. The complaints assert claims under the federal securities laws and seek, among other things, unspecified monetary damages. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy.

Goldman Sachs March 2017 Form 10-Q	83

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

TerraForm Global and SunEdison Securities Litigation. GS&Co. is among the underwriters, placement agents and initial purchasers named as defendants in several putative class actions and individual actions filed beginning in October 2015 relating to the $675 million July 2015 initial public offering of the common stock of TerraForm Global, Inc. (TerraForm Global), the August 2015 public offering of $650 million of SunEdison convertible preferred stock, the June 2015 private placement of $335 million of TerraForm Global Class D units, and the August 2015 Rule 144A offering of $810 million principal amount of TerraForm Global senior notes. SunEdison is TerraForm Global’s controlling shareholder and sponsor. Beginning in October 2016, the pending cases were transferred to the U.S. District Court for the Southern District of New York. On January 16, 2017, certain plaintiffs filed a consolidated amended complaint relating to TerraForm Global’s initial public offering, and, on March 17, 2017, certain plaintiffs filed a second amended complaint relating to SunEdison’s convertible preferred stock offering. The defendants also include TerraForm Global, SunEdison and certain of their directors and officers. The complaints generally allege misstatements and omissions in connection with the offerings, assert claims under federal securities laws and, in certain actions, state laws, and seek compensatory damages in an unspecified amount, as well as rescission or rescissory damages. TerraForm Global sold 154,800 Class D units, representing an aggregate offering price of approximately $155 million, to the individual plaintiffs. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million and sold 2,340,000 shares of TerraForm Global common stock in the initial public offering representing an aggregate offering price of approximately $35 million. GS&Co., as initial purchaser, sold approximately $49 million principal amount of TerraForm Global senior notes in the Rule 144A offering. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy.

Valeant Pharmaceuticals International Securities Litigation. GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint generally alleges misstatements and omissions in connection with the offering materials for the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec and seeks compensatory damages in an unspecified amount. The parties have agreed to limit the proposed class by excluding U.S. purchasers in the offerings.

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

84	Goldman Sachs March 2017 Form 10-Q

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

Commodities-Related Litigation. GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on July 27, 2015, in the U.S. District Court for the Southern District of New York. The complaints generally allege that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 28, 2017, the district court dismissed the antitrust claims but permitted certain of the Commodity Exchange Act claims to proceed against certain defendants, including GSI.

Employment-Related Matters. On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge denied plaintiffs’ motion for reconsideration of that recommendation and granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On June 6, 2016, the district court affirmed the magistrate judge’s decision on intervention. On April 12, 2017, the district court denied defendants’ motion to dismiss the claims of the intervenors for lack of standing and mootness.

Goldman Sachs March 2017 Form 10-Q	85

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

•

The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with the SEC’s short sale rule, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the U.S. Foreign Corrupt Practices Act;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•

Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

86	Goldman Sachs March 2017 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2017, the related condensed consolidated statements of earnings for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2016, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2016, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2016, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 3, 2017

Goldman Sachs March 2017 Form 10-Q	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the Three Months Ended March
$ in millions	2017	2016
Assets
U.S.	$ 95,195	$ 72,170

Non-U.S.	11,216	16,446
Total deposits with banks	106,411	88,616
U.S.	164,589	189,586

Non-U.S.	130,310	128,304
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	294,899	317,890
U.S.	152,460	157,311

Non-U.S.	104,832	97,700
Total financial instruments owned, at fair value	257,292	255,011
U.S.	45,656	42,444

Non-U.S.	4,441	4,625
Total loans receivable	50,097	47,069
U.S.	34,459	34,594

Non-U.S.	38,796	33,685
Total other interest-earning assets	73,255	68,279
Total interest-earning assets	781,954	776,865

Cash and due from banks	11,464	14,161

Other non-interest-earning assets	81,167	93,032
Total assets	$874,585	$884,058
Liabilities
U.S.	$101,807	$ 83,011

Non-U.S.	18,783	16,198
Total interest-bearing deposits	120,590	99,209
U.S.	50,890	57,569

Non-U.S.	35,837	29,640
Total securities loaned and securities sold under agreements to repurchase	86,727	87,209
U.S.	34,493	38,207

Non-U.S.	38,029	35,426
Total financial instruments sold, but not yet purchased, at fair value	72,522	73,633
U.S.	36,571	43,949

Non-U.S.	13,316	13,831
Total short-term borrowings	49,887	57,780
U.S.	188,916	178,821

Non-U.S.	12,097	9,000
Total long-term borrowings	201,013	187,821
U.S.	134,748	152,592

Non-U.S.	58,594	62,242
Total other interest-bearing liabilities	193,342	214,834
Total interest-bearing liabilities	724,081	720,486
Non-interest-bearing deposits	3,413	2,497

Other non-interest-bearing liabilities	60,278	74,152
Total liabilities	787,772	797,135

Shareholders’ equity
Preferred stock	11,203	11,370

Common stock	75,610	75,553
Total shareholders’ equity	86,813	86,923
Total liabilities and shareholders’ equity	$874,585	$884,058
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	37.03%	36.14%

Liabilities	24.40%	23.09%

	Interest for the Three Months Ended March
$ in millions	2017	2016
Assets
U.S.	$ 149	$ 71

Non-U.S.	13	20
Total deposits with banks	162	91
U.S.	233	27

Non-U.S.	48	82
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	281	109
U.S.	930	990

Non-U.S.	421	428
Total financial instruments owned, at fair value	1,351	1,418
U.S.	500	362

Non-U.S.	65	50
Total loans receivable	565	412
U.S.	290	228

Non-U.S.	97	90
Total other interest-earning assets	387	318
Total interest-earning assets	$2,746	$2,348
Liabilities
U.S.	$ 241	$ 146

Non-U.S.	33	23
Total interest-bearing deposits	274	169
U.S.	114	87

Non-U.S.	22	31
Total securities loaned and securities sold under agreements to repurchase	136	118
U.S.	168	168

Non-U.S.	168	146
Total financial instruments sold, but not yet purchased, at fair value	336	314
U.S.	113	116

Non-U.S.	8	11
Total short-term borrowings	121	127
U.S.	1,161	856

Non-U.S.	15	9
Total long-term borrowings	1,176	865
U.S.	37	(263)

Non-U.S.	150	135
Total other interest-bearing liabilities	187	(128)
Total interest-bearing liabilities	$2,230	$1,465
Net interest income
U.S.	$ 268	$ 568

Non-U.S.	248	315
Net interest income	$ 516	$ 883

88	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Average Rate (annualized) for the Three Months Ended March
	2017	2016
Assets
U.S.	0.63%	0.40%

Non-U.S.	0.47%	0.49%
Total deposits with banks	0.62%	0.41%
U.S.	0.57%	0.06%

Non-U.S.	0.15%	0.26%
Total securities borrowed, securities purchased under agreements to resell and federal funds sold	0.39%	0.14%
U.S.	2.47%	2.53%

Non-U.S.	1.63%	1.76%
Total financial instruments owned, at fair value	2.13%	2.24%
U.S.	4.44%	3.43%

Non-U.S.	5.94%	4.35%
Total loans receivable	4.57%	3.52%
U.S.	3.41%	2.65%

Non-U.S.	1.01%	1.07%
Total other interest-earning assets	2.14%	1.87%
Total interest-earning assets	1.42%	1.22%
Liabilities
U.S.	0.96%	0.71%

Non-U.S.	0.71%	0.57%
Total interest-bearing deposits	0.92%	0.69%
U.S.	0.91%	0.61%

Non-U.S.	0.25%	0.42%
Total securities loaned and securities sold under agreements to repurchase	0.64%	0.54%
U.S.	1.98%	1.77%

Non-U.S.	1.79%	1.66%
Total financial instruments sold, but not yet purchased, at fair value	1.88%	1.72%
U.S.	1.25%	1.06%

Non-U.S.	0.24%	0.32%
Total short-term borrowings	0.98%	0.88%
U.S.	2.49%	1.93%

Non-U.S.	0.50%	0.40%
Total long-term borrowings	2.37%	1.85%
U.S.	0.11%	(0.69)%

Non-U.S.	1.04%	0.87%
Total other interest-bearing liabilities	0.39%	(0.24)%
Total interest-bearing liabilities	1.25%	0.82%
Interest rate spread	0.17%	0.40%

U.S.	0.22%	0.46%

Non-U.S.	0.35%	0.45%

Net yield on interest-earning assets	0.27%	0.46%

In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•

In December 2016, the firm reclassified amounts related to cash and securities segregated for regulatory and other purposes that were previously included in total other interest-earning assets to total deposits with banks, total securities borrowed, securities purchased under agreements to resell and federal funds sold, and total financial instruments owned, at fair value. The firm also reclassified amounts related to cash segregated for regulatory and other purposes that were previously included in other non-interest-earning assets to cash and due from banks. Previously reported amounts have been conformed to the current presentation. See Note 3 to the condensed consolidated financial statements for further information about this reclassification.

Goldman Sachs March 2017 Form 10-Q	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries, is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, we are headquartered in New York and maintain offices in all major financial centers around the world.

When we use the terms “the firm,” “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. See “Results of Operations” below for further information about our business segments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2016 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. All references to March 2017 and March 2016 refer to our periods ended, or the dates, as the context requires, March 31, 2017 and March 31, 2016, respectively. All references to December 2016 refer to the date December 31, 2016. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

We generated net earnings of $2.26 billion and diluted earnings per common share of $5.15 for the first quarter of 2017, nearly double the amounts for the first quarter of 2016. Net earnings and diluted earnings per common share were $1.14 billion and $2.68, respectively, for the first quarter of 2016, which reflected the impact of a challenging operating environment. Annualized return on average common shareholders’ equity was 11.4% for the first quarter of 2017, compared with 6.4% for the first quarter of 2016. Book value per common share was $184.98 as of March 2017, 1.4% higher compared with the end of 2016.

In the first quarter of 2017, as required, we adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” The impact of the restricted stock unit (RSU) deliveries and option exercises from the settlement of employee share-based awards in the first quarter of 2017 was a reduction to our provision for taxes of $475 million, which increased diluted earnings per common share by $1.13 and annualized return on average common shareholders’ equity by 2.5 percentage points. See Note 3 to the condensed consolidated financial statements for further information about this ASU.

Net revenues were $8.03 billion for the first quarter of 2017, 27% higher than the first quarter of 2016, due to significantly higher net revenues in Investing & Lending and higher net revenues in both Investment Banking and Investment Management. These results were partially offset by slightly lower net revenues in Institutional Client Services.

Operating expenses were $5.49 billion for the first quarter of 2017, 15% higher than the first quarter of 2016, primarily due to significantly higher compensation and benefits expenses, reflecting an increase in net revenues. Non-compensation expenses were slightly higher, primarily due to higher other expenses, reflecting higher net provisions for litigation and regulatory proceedings. Brokerage, clearing, exchange and distribution fees were lower compared with the first quarter of 2016, reflecting decreased transaction volumes in Equities.

We maintained strong capital ratios and liquidity. Our Common Equity Tier 1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 14.2% and 12.9%, respectively, and our global core liquid assets were $222 billion, all as of March 2017. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

90	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the first quarter of 2017, global economic conditions appeared mixed compared with the previous quarter, as real gross domestic product (GDP) growth in the U.S., China and the U.K. slowed, while growth in the Euro area, Japan and India appeared to improve. Broadly, global macroeconomic data remained strong throughout the quarter, and volatility in equity, foreign exchange and commodity markets was low. Major central banks continued to gradually tighten their stance on monetary policy. The U.S. Federal Reserve followed an increase in the target federal funds rate in December 2016 with another increase in March 2017. In addition, the People’s Bank of China tightened its stance on monetary policy slightly by raising certain interest rates, and the European Central Bank confirmed it intended to decrease the pace of its monthly asset purchases beginning in April 2017. The price of crude oil (WTI) ended the quarter at approximately $51 per barrel, a decrease of 6% from the end of 2016. In investment banking, industry-wide mergers and acquisitions volumes declined compared with the robust level of volumes during 2016. Industry-wide equity underwriting activity continued to improve from the low levels of activity during 2016 and industry-wide debt underwriting activity increased after a slowdown in the fourth quarter of 2016.

United States

In the U.S., real GDP growth decreased compared with the previous quarter, reflecting a decrease in consumer spending growth. Measures of consumer confidence strengthened, and the pace of housing starts and home sales increased modestly, compared with the fourth quarter of 2016. The unemployment rate was 4.5% as of March 2017, slightly lower than the end of 2016, and measures of inflation increased. Following a rate increase of 25 basis points in December 2016, the U.S. Federal Reserve increased its target rate for the federal funds rate again in March by 25 basis points to a range of 0.75% to 1.00%. The yield on the 10-year U.S. Treasury note ended the quarter at 2.39%, 6 basis points lower compared with the end of 2016. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 10%, 6% and 5%, respectively, compared with the end of 2016.

Europe

In the Euro area, real GDP growth appeared to increase during the quarter, as did measures of inflation. The European Central Bank maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%. In addition, the European Central Bank maintained the pace of its monthly asset purchases at €80 billion in the first quarter, but confirmed it intended to reduce the pace of purchases to €60 billion beginning in April 2017. Measures of unemployment remained high and the Euro appreciated by 1% against the U.S. dollar compared with the end of 2016. In the U.K., real GDP growth decreased compared with the previous quarter. The Bank of England maintained its official bank rate at 0.25%, and the British pound appreciated by 2% against the U.S. dollar. Yields on 10-year government bonds generally increased in the region. In equity markets, the DAX Index, Euro Stoxx 50 Index, CAC 40 Index and FTSE 100 Index increased by 7%, 6%, 5% and 3%, respectively, compared with the end of 2016. During the last week of the quarter, the U.K. activated Article 50 of the E.U. treaty initiating a two-year negotiation period for its exit from the E.U.

Asia

In Japan, real GDP growth appeared to increase compared with the fourth quarter of 2016. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year Japanese government bonds of approximately 0%. The yield on 10-year Japanese government bonds rose slightly, the U.S. dollar depreciated by 5% against the Japanese yen, and the Nikkei 225 Index decreased by 1% compared with the end of 2016. In China, real GDP growth slowed during the quarter and measures of inflation decreased. The People’s Bank of China tightened its stance on monetary policy in February by raising the interest rates it charges in open-market operations and on funds lent via its Standing Lending Facility. The U.S. dollar depreciated by 1% against the Chinese yuan compared with the end of 2016, and in equity markets, the Hang Seng Index and the Shanghai Composite Index increased by 10% and 4%, respectively. In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar depreciated by 5% against the Indian rupee, and the BSE Sensex Index increased by 11% compared with the end of 2016.

Goldman Sachs March 2017 Form 10-Q	91

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of March 2017 and December 2016, level 3 financial assets represented 2.6% and 2.7%, respectively, of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

92	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Price Verification. All financial instruments at fair value classified in levels 1, 2 and 3 of the fair value hierarchy are subject to our independent price verification process. The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs which cannot be corroborated by external market data are classified in level 3 of the fair value hierarchy. Price verification strategies utilized by our independent control and support functions include:

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

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed by comparing the estimated fair value of each reporting unit with its carrying value.

During the fourth quarter of 2016, we determined that goodwill for all reporting units was not impaired. There were no events or changes in circumstances during the three months ended March 2017 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of March 2017. See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

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

Goldman Sachs March 2017 Form 10-Q	93

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

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining provisions for losses that may arise from litigation, regulatory proceedings (including governmental investigations) and tax audits, and the allowance for losses on loans receivable and lending commitments held for investment.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation and regulatory proceedings where we believe the risk of loss is more than slight. See Notes 18 and 27 to the condensed consolidated financial statements for information about certain judicial, litigation and regulatory proceedings.

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

94	Goldman Sachs March 2017 Form 10-Q

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

We also estimate and record an allowance for losses related to our loans receivable and lending commitments held for investment. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. See Note 9 to the condensed consolidated financial statements for further information about the allowance for losses on loans receivable and lending commitments held for investment.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K for further information about the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2017	2016
Net revenues	$ 8,026	$ 6,338

Pre-tax earnings	$ 2,539	$ 1,576

Net earnings	$ 2,255	$ 1,135

Net earnings applicable to common shareholders	$ 2,162	$ 1,200

Diluted earnings per common share	$ 5.15	$ 2.68

Annualized return on average common shareholders’ equity	11.4%	6.4%

Annualized net earnings to average assets	1.0%	0.5%

Annualized return on average total shareholders’ equity	10.4%	5.2%

Total average equity to average assets	9.9%	9.8%

Dividend payout ratio	12.6%	24.3%

In the table above:

•

Net earnings applicable to common shareholders for the three months ended March 2016 includes a benefit of $161 million, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock. See Note 19 to the condensed consolidated financial statements for further information.

•

Annualized return on average common shareholders’ equity is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity. The table below presents our average common and total shareholders’ equity.

	Average for the Three Months Ended March
$ in millions	2017	2016
Total shareholders’ equity	$ 86,813	$ 86,923

Preferred stock	(11,203)	(11,370)
Common shareholders’ equity	$ 75,610	$ 75,553

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item in the condensed consolidated statements of earnings.

	Three Months Ended March
$ in millions	2017	2016
Investment banking	$ 1,703	$ 1,463

Investment management	1,397	1,262

Commissions and fees	771	917

Market making	2,418	1,862

Other principal transactions	1,221	(49)
Total non-interest revenues	7,510	5,455
Interest income	2,746	2,348

Interest expense	2,230	1,465
Net interest income	516	883
Total net revenues	$ 8,026	$ 6,338

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

Goldman Sachs March 2017 Form 10-Q	95

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

Operating Environment. After investor sentiment improved in the fourth quarter of 2016 following strong economic data, the prospect of higher interest rates and the potential for more pro-growth policies in the U.S., expectations were tempered in light of uncertainty regarding European elections and legislative challenges in the U.S., which along with low volatility impacted the operating environment for our market-making activities. However, generally higher equity prices and tighter credit spreads contributed to a relatively favorable environment for industry-wide underwriting activities and other principal transactions. For investment management activities, although generally higher asset prices resulted in appreciation in our client assets, our assets under supervision declined during the first quarter of 2017 reflecting seasonal net outflows in liquidity products.

If the trend of macroeconomic uncertainty continues over the long term, and market-making activity levels or investment banking activity levels decline, or if asset prices decline, or if assets under supervision continue to decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended March 2017 versus March 2016 Net revenues in the condensed consolidated statements of earnings were $8.03 billion for the first quarter of 2017, 27% higher than the first quarter of 2016, due to significantly higher other principal transactions revenues and market-making revenues and higher investment banking revenues and investment management revenues. These results were partially offset by significantly lower net interest income and lower commissions and fees.

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $1.70 billion for the first quarter of 2017, 16% higher than the first quarter of 2016. Revenues in financial advisory were slightly lower compared with the first quarter of 2016. Industry-wide completed mergers and acquisitions activity levels declined compared with the same prior year period. Revenues in underwriting were significantly higher compared with the first quarter of 2016, due to significantly higher revenues in equity underwriting, reflecting an increase in industry-wide activity, and significantly higher revenues in debt underwriting, reflecting an increase in industry-wide leveraged finance activity.

Investment management revenues in the condensed consolidated statements of earnings were $1.40 billion for the first quarter of 2017, 11% higher than the first quarter of 2016, primarily due to higher incentive fees and higher management and other fees. The increase in management and other fees reflected higher average assets under supervision, partially offset by shifts in the mix of client assets and strategies.

Commissions and fees in the condensed consolidated statements of earnings were $771 million for the first quarter of 2017, 16% lower than the first quarter of 2016, reflecting lower listed cash equity volumes in the U.S., consistent with market volumes.

Market-making revenues in the condensed consolidated statements of earnings were $2.42 billion for the first quarter of 2017, 30% higher than the first quarter of 2016, due to significantly higher revenues in mortgages, interest rate products and equity derivative products and higher revenues in credit products. These results were partially offset by lower revenues in commodities and currencies and slightly lower revenues in equity cash products.

96	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other principal transactions revenues in the condensed consolidated statements of earnings were $1.22 billion for the first quarter of 2017, significantly higher compared with a weak first quarter of 2016, primarily due to a significant increase in net gains from investments in both private and public equities, which were positively impacted by corporate performance and an increase in global equity prices. Revenues in debt securities and loans were also significantly higher compared with the first quarter of 2016, reflecting significantly higher net gains from investments in debt instruments.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $516 million for the first quarter of 2017, 42% lower than the first quarter of 2016, reflecting a significant increase in interest expense due to the impact of higher interest rates on other interest-bearing liabilities, long-term borrowings and interest-bearing deposits, as well as increases in total average long-term borrowings and total average interest-bearing deposits. The increase in interest expense was partially offset by higher interest income due to the impact of higher interest rates on collateralized agreements and loans receivable, as well as an increase in total average loans receivable. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (which includes employees, consultants and temporary staff).

	Three Months Ended March
$ in millions	2017	2016
Compensation and benefits	$ 3,291	$ 2,662

Brokerage, clearing, exchange and distribution fees	615	691

Market development	134	122

Communications and technology	223	197

Depreciation and amortization	257	239

Occupancy	176	183

Professional fees	205	220

Other expenses	586	448
Total non-compensation expenses	2,196	2,100
Total operating expenses	$ 5,487	$ 4,762
Total staff at period-end	34,100	36,500

Three Months Ended March 2017 versus March 2016. Operating expenses in the condensed consolidated statements of earnings were $5.49 billion for the first quarter of 2017, 15% higher than the first quarter of 2016. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $3.29 billion for the first quarter of 2017, 24% higher than the first quarter of 2016, reflecting an increase in net revenues. The ratio of compensation and benefits to net revenues for the first quarter of 2017 was 41.0% compared with 42.0% for the first quarter of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $2.20 billion for the first quarter of 2017, 5% higher than the first quarter of 2016, primarily due to higher other expenses, reflecting higher net provisions for litigation and regulatory proceedings. Brokerage, clearing, exchange and distribution fees were lower compared with the first quarter of 2016, reflecting decreased transaction volumes in Equities. Net provisions for litigation and regulatory proceedings for the first quarter of 2017 were $139 million compared with $77 million for the first quarter of 2016.

As of March 2017, total staff was essentially unchanged compared with December 2016.

Provision for Taxes

The effective income tax rate for the first quarter of 2017 was 11.2%, down from the full year tax rate of 28.2% for 2016, primarily due to tax benefits on the settlement of employee share-based awards in accordance with ASU No. 2016-09. The impact of the RSU deliveries and option exercises in the first quarter of 2017 was a reduction to our provision for taxes of $475 million and a reduction in our effective income tax rate of 18.7 percentage points. See Note 3 to the condensed consolidated financial statements for further information about this ASU. This reduction was partially offset by the resolution of certain tax matters in 2016 and non-deductible provisions for litigation and regulatory matters in 2017.

Goldman Sachs March 2017 Form 10-Q	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings/(loss) of our segments.

	Three Months Ended March
$ in millions	2017	2016
Investment Banking
Net revenues	$1,703	$1,463

Operating expenses	975	762
Pre-tax earnings	$ 728	$ 701
Institutional Client Services
Net revenues	$3,359	$3,443

Operating expenses	2,544	2,421
Pre-tax earnings	$ 815	$1,022
Investing & Lending
Net revenues	$1,464	$ 87

Operating expenses	750	443
Pre-tax earnings/(loss)	$ 714	$ (356)
Investment Management
Net revenues	$1,500	$1,345

Operating expenses	1,218	1,136
Pre-tax earnings	$ 282	$ 209
Total net revenues	$8,026	$6,338

Total operating expenses	5,487	4,762
Total pre-tax earnings	$2,539	$1,576

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
$ in millions	2017	2016
Financial Advisory	$ 756	$ 771
Equity underwriting	311	183

Debt underwriting	636	509
Total Underwriting	947	692
Total net revenues	1,703	1,463

Operating expenses	975	762
Pre-tax earnings	$ 728	$ 701

The table below presents our financial advisory and underwriting transaction volumes.

Three Months Ended March
$ in billions	2017	2016
Announced mergers and acquisitions	$ 176	$ 198

Completed mergers and acquisitions	$ 206	$ 263

Equity and equity-related offerings	$ 17	$ 10

Debt offerings	$ 80	$ 73

In the table above:

•	Volumes are per Dealogic. Prior periods have been conformed to reflect volumes per Dealogic.

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

98	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. In mergers and acquisitions, both industry-wide completed and announced volumes declined compared with the robust level of volumes during 2016, as the operating environment was generally characterized by uncertainty about potential policy changes in the U.S. In underwriting, generally higher equity prices and tighter credit spreads contributed to a relatively favorable financing environment. As a result, industry-wide equity underwriting activity continued to improve from the low levels of activity during 2016, which began with a challenging first quarter. In addition, industry-wide debt underwriting activity increased during the quarter after a slowdown in the fourth quarter of 2016, as leveraged finance and investment-grade activity rebounded. In the future, if industry-wide activity levels in mergers and acquisitions continue the downward trend or if industry-wide activity levels in equity underwriting or debt underwriting decline, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended March 2017 versus March 2016. Net revenues in Investment Banking were $1.70 billion for the first quarter of 2017, 16% higher than the first quarter of 2016.

Net revenues in Financial Advisory were $756 million, 2% lower than the first quarter of 2016. Industry-wide completed mergers and acquisitions activity levels declined compared with the same prior year period. Net revenues in Underwriting were $947 million, 37% higher than the first quarter of 2016, due to significantly higher net revenues in equity underwriting, reflecting an increase in industry-wide activity, and significantly higher net revenues in debt underwriting, reflecting an increase in industry-wide leveraged finance activity.

Operating expenses were $975 million for the first quarter of 2017, 28% higher than the first quarter of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $728 million in the first quarter of 2017, 4% higher than the first quarter of 2016.

As of March 2017, our investment banking transaction backlog decreased compared with both the end of 2016 and the end of the first quarter of 2016. The decrease compared with the end of 2016 was due to lower estimated net revenues from potential advisory transactions, reflecting a decrease in net revenues related to mergers and acquisitions. This decline was partially offset by higher estimated net revenues from potential debt underwriting transactions, principally related to leveraged finance transactions.

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

Goldman Sachs March 2017 Form 10-Q	99

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

Market-Making Activities

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March
$ in millions	2017	2016
FICC Client Execution	$1,685	$1,663
Equities client execution	552	470

Commissions and fees	738	878

Securities services	384	432
Total Equities	1,674	1,780
Total net revenues	3,359	3,443

Operating expenses	2,544	2,421
Pre-tax earnings	$ 815	$1,022

The table below presents the net revenues of our Institutional Client Services segment by line item in the condensed consolidated statements of earnings. See “Net Revenues” above for further information about market-making revenues, commissions and fees and net interest income.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended March 2017
Market making	$1,657	$ 761	$2,418

Commissions and fees	—	738	738

Net interest income	28	175	203
Total net revenues	$1,685	$1,674	$3,359
Three Months Ended March 2016
Market making	$1,208	$ 654	$1,862

Commissions and fees	—	878	878

Net interest income	455	248	703
Total net revenues	$1,663	$1,780	$3,443

In the table above:

•	The difference between commissions and fees and those in the condensed consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See Note 25 to the condensed consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution, for the periods in the table above, was attributable to client activity.

100	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. After investor sentiment improved in the fourth quarter of 2016 following strong economic data, the prospect of higher interest rates and the potential for more pro-growth policies in the U.S., expectations were tempered in light of uncertainty regarding European elections and legislative challenges in the U.S. Reduced volatility negatively affected client activity across businesses with the VIX falling below 11, Euro-dollar foreign exchange volatility approaching its lowest level in two years and crude oil volatility averaging its lowest level in more than two years. In addition, oil and natural gas prices declined during the quarter to approximately $51 per barrel (WTI) and $3.19 per million British thermal units, respectively. Although global equity markets continued to increase during the first quarter of 2017 (with the MSCI World Index up 6%), there was a modest retreat in March from intra-quarter highs. In credit markets, spreads generally tightened during the quarter. If the trend of macroeconomic uncertainty continues over the long term and activity levels decline, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended March 2017 versus March 2016. Net revenues in Institutional Client Services were $3.36 billion for the first quarter of 2017, 2% lower than the first quarter of 2016.

Net revenues in FICC Client Execution were $1.69 billion for the first quarter of 2017, essentially unchanged compared with the first quarter of 2016, as significantly improved results from the impact of changes in market-making conditions on our inventory was offset by significantly lower client activity.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the first quarter of 2016:

•	Net revenues in mortgages were significantly higher, reflecting favorable market-making conditions including generally tighter spreads, compared with a challenging first quarter of 2016.

•	Net revenues in interest rate products were higher, reflecting improved market-making conditions, partially offset by lower client activity.

•	Net revenues in commodities were significantly lower, reflecting the impact of changes in market-making conditions and, to a lesser extent, lower client activity.

•	Net revenues in currencies were significantly lower due to lower client activity.
•	Net revenues in credit products were lower, due to lower client activity, largely offset by improved market-making conditions, including generally tighter credit spreads.

Net revenues in Equities were $1.67 billion for the first quarter of 2017, 6% lower than the first quarter of 2016, primarily due to lower net revenues in commissions and fees, reflecting lower listed cash equity volumes in the U.S., consistent with market volumes. Net revenues in securities services were also lower, primarily reflecting the impact of changes in the composition of customer balances. These results were partially offset by higher net revenues in equities client execution, reflecting significantly higher results in derivatives, partially offset by lower results in cash products.

Operating expenses were $2.54 billion for the first quarter of 2017, 5% higher than the first quarter of 2016, primarily due to higher net provisions for litigation and regulatory proceedings. Brokerage, clearing, exchange and distribution fees were lower, reflecting decreased transaction volumes in Equities. Pre-tax earnings were $815 million in the first quarter of 2017, 20% lower than the first quarter of 2016.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
$ in millions	2017	2016
Equity securities	$ 798	$ —

Debt securities and loans	666	87
Total net revenues	1,464	87

Operating expenses	750	443
Pre-tax earnings/(loss)	$ 714	$(356)

Goldman Sachs March 2017 Form 10-Q	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2017, generally higher global equity prices and tighter credit spreads contributed to a favorable environment for our equity and debt investments. Results also reflected net gains from corporate performance and company-specific events, including sales. This environment sharply contrasts with the first quarter of 2016, where market conditions were difficult and corporate performance, particularly in the energy sector, was impacted by a challenging macroeconomic environment. If macroeconomic concerns negatively affect corporate performance or company-specific events, or if global equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended March 2017 versus March 2016. Net revenues in Investing & Lending were $1.46 billion for the first quarter of 2017, significantly higher compared with a weak first quarter of 2016, primarily due to a significant increase in net gains from investments in both private and public equities, which were positively impacted by corporate performance and an increase in global equity prices. Net revenues in debt securities and loans were also significantly higher compared with the first quarter of 2016, reflecting significantly higher net gains from investments in debt instruments and higher net interest income.

Operating expenses were $750 million for the first quarter of 2017, 69% higher than the first quarter of 2016, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $714 million in the first quarter of 2017, compared with a pre-tax loss of $356 million in the first quarter of 2016.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points and 36 basis points for the three months ended March 2017 and March 2016, respectively.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
$ in millions	2017	2016
Management and other fees	$1,219	$1,165

Incentive fees	121	46

Transaction revenues	160	134
Total net revenues	1,500	1,345

Operating expenses	1,218	1,136
Pre-tax earnings	$ 282	$ 209

102	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our period-end assets under supervision by asset class.

	Three Months Ended March
$ in billions	2017	2016
Alternative investments	$ 156	$ 147

Equity	279	252

Fixed income	615	566
Total long-term assets under supervision	1,050	965

Liquidity products	323	322
Total assets under supervision	$1,373	$1,287

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our period-end assets under supervision by distribution channel.

	Three Months Ended March
$ in billions	2017	2016
Institutional	$ 515	$ 479

High-net-worth individuals	435	384

Third-party distributed	423	424
Total	$1,373	$1,287

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended March
$ in billions	2017	2016
Beginning balance	$1,379	$1,252

Net inflows/(outflows)
Alternative investments	2	1

Equity	(3)	4

Fixed income	6	5
Total long-term AUS net inflows/(outflows)	5	10

Liquidity products	(35)	16
Total AUS net inflows/(outflows)	(30)	26

Net market appreciation/(depreciation)	24	9
Ending balance	$1,373	$1,287

In the table above, total long-term AUS net inflows/(outflows) for the first quarter of 2017 includes $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Three Months Ended March
$ in billions	2017	2016
Alternative investments	$ 155	$ 147

Equity	272	245

Fixed income	609	553
Total long-term assets under supervision	1,036	945

Liquidity products	339	312
Total assets under supervision	$1,375	$1,257

Operating Environment. Investment Management operated in an environment characterized by generally higher asset prices, resulting in appreciation in our client assets in both equity and fixed income assets. This partially offset seasonal net outflows in liquidity products, which followed net inflows in the fourth quarter of 2016. As a result, the mix of our average assets under supervision between long-term assets under supervision and liquidity products was essentially unchanged compared with the fourth quarter of 2016. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended March 2017 versus March 2016. Net revenues in Investment Management were $1.50 billion for the first quarter of 2017, 12% higher than the first quarter of 2016, primarily due to higher incentive fees and higher management and other fees. The increase in management and other fees reflected higher average assets under supervision, partially offset by shifts in the mix of client assets and strategies. During the quarter, total assets under supervision decreased $6 billion to $1.37 trillion. Long-term assets under supervision increased $29 billion, including net market appreciation of $24 billion, primarily in equity and fixed income assets, and net inflows of $5 billion (which includes $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform), reflecting inflows in fixed income assets. Liquidity products decreased $35 billion.

Operating expenses were $1.22 billion for the first quarter of 2017, 7% higher than the first quarter of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $282 million in the first quarter of 2017, 35% higher than the first quarter of 2016.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs March 2017 Form 10-Q	103

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

Business risk managers and managers from our independent control and support functions along with business managers review current and prior period information and expectations for the year to prepare our balance sheet plan. The specific information reviewed includes asset and liability size and composition, limit utilization, risk and performance measures, and capital usage.

Our consolidated balance sheet plan, including our balance sheets by business, funding projections, and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Overview and Structure of Risk Management” for an overview of our risk management structure.

Business-Specific Limits. The Firmwide Finance Committee sets asset and liability limits for each business. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a semi-annual basis and may also approve changes in limits on a more frequent basis in response to changing business needs or market conditions. In addition, the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. Requests for changes in limits are evaluated after giving consideration to their impact on our key metrics. Compliance with limits is monitored on a daily basis by business risk managers, as well as managers in our independent control and support functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity as well as market fluctuations.

104	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Scenario Analyses. We conduct various scenario analyses including as part of the Comprehensive Capital Analysis and Review (CCAR) and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” below for further information about these scenario analyses. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

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

The table below presents our balance sheet allocation.

	As of
$ in millions	March 2017	December 2016
Global Core Liquid Assets (GCLA)	$222,497	$226,066

Other cash	10,848	9,088
GCLA and cash	233,345	235,154

Secured client financing	208,716	199,387

Inventory	212,476	206,988

Secured financing agreements	71,388	65,606

Receivables	39,042	29,592
Institutional Client Services	322,906	302,186

Public equity	2,727	3,224

Private equity	19,281	18,224

Debt	22,646	21,675

Loans receivable	50,385	49,672

Other	7,219	5,162
Investing & Lending	102,258	97,957
Total inventory and related assets	425,164	400,143

Other assets	26,844	25,481
Total assets	$894,069	$860,165

The following is a description of the captions in the table above:

•

Global Core Liquid Assets and Cash. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Liquidity Risk Management” below for details on the composition and sizing of our GCLA. In addition to our GCLA, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, infrastructure, real estate entities and other investments. We also make unsecured loans to individuals through our online platform. Debt includes $14.29 billion and $14.23 billion as of March 2017 and December 2016, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value. Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Goldman Sachs March 2017 Form 10-Q	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of March 2017
Cash and cash equivalents	$107,851	$ 15,184	$ —	$ —	$123,035

Securities purchased under agreements to resell and federal funds sold	50,725	42,793	22,807	953	117,278

Securities borrowed	38,018	100,847	48,581	—	187,446

Receivables from brokers, dealers and clearing organizations	—	6,437	19,313	—	25,750

Receivables from customers and counterparties	—	29,027	19,729	5,704	54,460

Loans receivable	—	—	—	50,385	50,385

Financial instruments owned, at fair value	36,751	14,428	212,476	45,216	308,871
Subtotal	$233,345	$208,716	$322,906	$102,258	$867,225

Other assets					26,844
Total assets					$894,069
As of December 2016
Cash and cash equivalents	$107,066	$ 14,645	$ —	$ —	$121,711

Securities purchased under agreements to resell and federal funds sold	56,583	40,436	18,844	1,062	116,925

Securities borrowed	41,652	96,186	46,762	—	184,600

Receivables from brokers, dealers and clearing organizations	—	6,540	11,504	—	18,044

Receivables from customers and counterparties	—	26,286	18,088	3,406	47,780

Loans receivable	—	—	—	49,672	49,672

Financial instruments owned, at fair value	29,853	15,294	206,988	43,817	295,952
Subtotal	$235,154	$199,387	$302,186	$ 97,957	$834,684

Other assets					25,481
Total assets					$860,165

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2016 to March 2017.

Balance Sheet Analysis and Metrics

As of March 2017, total assets in our condensed consolidated statements of financial condition were $894.07 billion, an increase of $33.90 billion from December 2016, reflecting increases in financial instruments owned, at fair value of $12.92 billion, receivables from brokers, dealers and clearing organizations of $7.71 billion and receivables from customers and counterparties of $6.68 billion. The increase in financial instruments owned, at fair value primarily reflected increases in U.S. government and federal agency obligations and non-U.S. government and agency obligations related to market-making activity, partially offset by the impact of movements in currencies and interest rates on derivative valuations. The increases in receivables from brokers, dealers and clearing organizations and receivables from customers and counterparties reflected client activity.

As of March 2017, total liabilities in our condensed consolidated statements of financial condition were $807.15 billion, an increase of $33.88 billion from December 2016, reflecting increases in securities sold under agreements to repurchase, at fair value of $16.72 billion, unsecured long-term borrowings of $10.28 billion and payables to brokers, dealers and clearing organizations of $4.20 billion. The increase in securities sold under agreements to repurchase, at fair value reflected the impact of firm and client activity. The increase in unsecured long-term borrowings was due to net new issuances. The increase in payables to brokers, dealers and clearing organizations reflected client activity.

As of March 2017 and December 2016, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $88.53 billion and $71.82 billion, respectively, which were 11% higher and 5% lower, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. As of March 2017, the increase in our repurchase agreements relative to the daily average during the quarter resulted from the impact of firm and client activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and federal agency, and investment-grade sovereign obligations through collateralized financing activities.

106	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	March 2017	December 2016
Total assets	$894,069	$860,165

Unsecured long-term borrowings	$199,370	$189,086

Total shareholders’ equity	$ 86,917	$ 86,893

Leverage ratio	10.3x	9.9x

Debt to equity ratio	2.3x	2.2x

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

	As of
$ in millions, except per share amounts	March 2017	December 2016
Total shareholders’ equity	$ 86,917	$ 86,893

Less: Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	75,714	75,690

Less: Goodwill and identifiable intangible assets	(4,067)	(4,095)
Tangible common shareholders’ equity	$ 71,647	$ 71,595
Book value per common share	$ 184.98	$ 182.47

Tangible book value per common share	$ 175.05	$ 172.60

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and RSUs granted to employees with no future service requirements (collectively, basic shares) of 409.3 million and 414.8 million as of March 2017 and December 2016, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings, demand and time deposits through internal and third-party broker-dealers, as well as from retail and institutional customers; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments and other methods.

Goldman Sachs March 2017 Form 10-Q	107

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of March 2017 and December 2016, secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition was $120.61 billion and $100.86 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis, especially during times of market stress. Our secured funding, excluding funding collateralized by liquid government obligations, is primarily executed for tenors of one month or greater. Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage and other asset-backed loans and securities, non-investment-grade corporate debt securities, equity securities and emerging market securities. Assets that are classified in level 3 of the fair value hierarchy are generally funded on an unsecured basis. See Notes 5 and 6 to the condensed consolidated financial statements for further information about the classification of financial instruments in the fair value hierarchy and “Unsecured Long-Term Borrowings” below for further information about the use of unsecured long-term borrowings as a source of funding.

The weighted average maturity of our secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition, excluding funding that can only be collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of March 2017.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. As of March 2017, our outstanding borrowings against the Federal Home Loan Bank were $1.93 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of March 2017.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	$ —	$9,056	$4,869	$ 6,321	$ 20,246

2019	$7,590	$6,059	$2,919	$10,222	26,790

2020	$5,188	$7,538	$5,569	$ 3,454	21,749

2021	$2,745	$3,558	$7,402	$ 7,264	20,969

2022	$5,948	$5,685	$4,100	$ 990	16,723

2023 - thereafter					92,893
Total					$199,370

The weighted average maturity of our unsecured long-term borrowings as of March 2017 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

108	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Deposits. Our deposits provide us with a diversified source of liquidity and reduce our reliance on wholesale funding. A growing source of our deposit base is comprised of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). As of March 2017 and December 2016, our deposits were $127.93 billion and $124.10 billion, respectively. See Note 14 to the condensed consolidated financial statements for further information about our deposits.

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

As of March 2017 and December 2016, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $35.87 billion and $39.27 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

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

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to any repurchases, we must receive confirmation that the Board of Governors of the Federal Reserve System (Federal Reserve Board) does not object to such capital action. See Notes 16 and 19 to the condensed consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

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

Goldman Sachs March 2017 Form 10-Q	109

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

•

Stress Testing. Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST, and are designed to capture our specific vulnerabilities and risks. We provide additional information about our stress test processes and a summary of the results on our website as described in “Available Information” below.

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

With respect to our 2016 CCAR submission, the Federal Reserve Board informed us that it did not object to our capital actions, including the potential repurchase of outstanding common stock, a potential increase in our quarterly common stock dividend and the possible issuance, redemption and modification of other capital securities from the third quarter of 2016 through the second quarter of 2017. We published a summary of our annual DFAST results in June 2016. See “Available Information” below. We submitted our 2017 CCAR in April 2017 and expect to publish a summary of our annual DFAST results in June 2017.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2016 annual DFAST results to the Federal Reserve Board in April 2016 and published a summary of its results in June 2016. See “Available Information” below. GS Bank USA submitted its 2017 annual DFAST results to the Federal Reserve Board in April 2017 and expects to publish a summary of its annual DFAST results in June 2017.

110	Goldman Sachs March 2017 Form 10-Q

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of March 2017, approximately 60% of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of March 2017, the remaining share authorization under our existing repurchase program was 20.4 million shares. On April 17, 2017, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 50 million shares of common stock pursuant to the firm’s existing share repurchase program; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the condensed consolidated financial statements for additional information about our share repurchase program and see above for information about our capital planning and stress testing process.

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

Goldman Sachs March 2017 Form 10-Q	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of our senior unsecured obligations. Goldman Sachs & Co. LLC, formerly Goldman, Sachs & Co. (GS&Co.), and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA and GSIB have also been assigned long- and short-term issuer ratings, as well as ratings on their long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

We calculate our Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of March 2017 and December 2016.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of March 2017 and December 2016, and for additional information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of March 2017, as well as the estimated minimum ratios that we expect will apply at the end of the transitional provisions beginning January 2019.

	March 2017 Minimum Ratio	January 2019 Estimated Minimum Ratio
CET1 ratio	7.000%	9.5%

Tier 1 capital ratio	8.500%	11.0%

Total capital ratio	10.500%	13.0%

Tier 1 leverage ratio	4.000%	4.0%

In the table above:

•

The minimum capital ratios as of March 2017 reflect (i) the 50% phase-in of the capital conservation buffer (1.25%), (ii) the 50% phase-in of the Global Systemically Important Bank (G-SIB) buffer (1.25%) and (iii) the countercyclical capital buffer of zero percent.

•

The estimated minimum capital ratios as of January 2019 reflect (i) the fully phased-in capital conservation buffer (2.5%), (ii) the fully phased-in G-SIB buffer (2.5%), and (iii) the countercyclical capital buffer of zero percent. The G-SIB buffer of 2.5% is estimated based on 2016 financial data. The G-SIB and countercyclical buffers in the future may differ from these estimates due to additional guidance from our regulators and/or positional changes. As a result, the minimum ratios, which we are subject to as of January 1, 2019, could be higher than the amounts presented in the table above.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

See Note 20 to the condensed consolidated financial statements for information about the capital conservation buffer, the current G-SIB buffer and the countercyclical capital buffer.

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

112	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	March 2017	December 2016
Common shareholders’ equity	$ 75,714	$ 75,690

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,988)	(3,015)

Deductions for investments in nonconsolidated financial institutions	(603)	(765)

Other adjustments	(700)	(799)
Total Common Equity Tier 1	71,423	71,111
Preferred stock	11,203	11,203

Deduction for investments in covered funds	(328)	(445)

Other adjustments	(59)	(61)
Tier 1 capital	$ 82,239	$ 81,808
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,239	$ 81,808

Qualifying subordinated debt	14,336	14,566

Allowance for losses on loans and lending commitments	791	722

Other adjustments	(6)	(6)
Standardized Tier 2 capital	15,121	15,282
Standardized Total capital	$ 97,360	$ 97,090
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,239	$ 81,808

Standardized Tier 2 capital	15,121	15,282

Allowance for losses on loans and lending commitments	(791)	(722)
Basel III Advanced Tier 2 capital	14,330	14,560
Basel III Advanced Total capital	$ 96,569	$ 96,368
RWAs
Standardized	$521,263	$507,807

Basel III Advanced	$572,312	$560,786
CET1 ratio
Standardized	13.7%	14.0%

Basel III Advanced	12.5%	12.7%
Tier 1 capital ratio
Standardized	15.8%	16.1%

Basel III Advanced	14.4%	14.6%
Total capital ratio
Standardized	18.7%	19.1%

Basel III Advanced	16.9%	17.2%

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

In the table above:

•

The deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, include goodwill of $3.66 billion and $3.67 billion as of March 2017 and December 2016, respectively, and identifiable intangible assets of $403 million and $429 million as of March 2017 and December 2016, respectively, net of associated deferred tax liabilities of $1.08 billion as of both March 2017 and December 2016.

•

The deductions for investments in nonconsolidated financial institutions represent the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2016 to March 2017 primarily reflects reductions in our fund investments.

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

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of March 2017 and December 2016.

Goldman Sachs March 2017 Form 10-Q	113

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

As of March 2017 and December 2016, our supplementary leverage ratio was 6.4% and 6.4%, respectively, based on Tier 1 capital on a fully phased-in basis of $82.24 billion and $81.81 billion, respectively, divided by total leverage exposure of $1.28 trillion (consists of total daily average assets for the quarter of $875 billion and certain off-balance-sheet exposures of $410 billion, less certain balance sheet deductions of $5 billion) and $1.27 trillion (consists of total daily average assets for the quarter of $884 billion and certain off-balance-sheet exposures of $392 billion, less certain balance sheet deductions of $5 billion), respectively. Within total leverage exposure, the adjustments to quarterly average assets in both periods were primarily comprised of off-balance-sheet exposures related to derivatives, secured financing transactions, commitments and guarantees.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter and certain off-balance-sheet exposures (which include a measure of derivatives exposures and commitments), less certain balance sheet deductions. As of March 2017 and December 2016, GS Bank USA’s supplementary leverage ratio was 7.3% and 7.3%, respectively, based on Tier 1 capital on a fully phased-in basis of $24.79 billion and $24.48 billion, respectively, divided by total leverage exposure of $341 billion (consists of total daily average assets for the quarter of $160 billion and certain off-balance-sheet exposures of $181 billion, less certain balance sheet deductions of $15 million) and $333 billion (consists of total daily average assets for the quarter of $170 billion and certain off-balance-sheet exposures of $163 billion, less certain balance sheet deductions of $20 million), respectively. This supplementary leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss their interpretation and application with our regulators.

114	Goldman Sachs March 2017 Form 10-Q

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

The table below presents GSI’s minimum required ratios.

	March 2017 Minimum Ratio	December 2016 Minimum Ratio
CET1 ratio	7.170%	6.549%

Tier 1 capital ratio	9.149%	8.530%

Total capital ratio	11.780%	11.163%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of March 2017, GSI had a CET1 ratio of 12.7%, a Tier 1 capital ratio of 12.7% and a Total capital ratio of 16.7%. Each of these ratios includes approximately 20 basis points attributable to profit for the three months ended March 2017. These ratios will be finalized upon the completion of GSI’s March 2017 financial statements. As of December 2016, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.2%.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets plus certain off-balance-sheet exposures (which include a measure of derivatives exposures, securities financing transactions and commitments), less Tier 1 capital deductions. Any required minimum ratio is expected to become effective for GSI no earlier than January 1, 2018. As of March 2017 and December 2016, GSI had a leverage ratio of 3.7% and 3.8%, respectively. The ratio as of March 2017 includes approximately 6 basis points attributable to profit for the three months ended March 2017. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

Other Subsidiaries. The capital requirements of several of our subsidiaries may increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the condensed consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2017 and December 2016, Group Inc.’s equity investment in subsidiaries was $94.03 billion and $92.77 billion, respectively, compared with its total shareholders’ equity of $86.92 billion and $86.89 billion, respectively.

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

Goldman Sachs March 2017 Form 10-Q	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K for more information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the condensed consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios.

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

In addition to the prohibition on proprietary trading, the Volcker Rule limits the sponsorship of, and investment in, covered funds by banking entities, including Group Inc. and its subsidiaries. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates as described in “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital.

Our investments in applicable covered funds purchased after December 2013 are required to be deducted from Tier 1 capital. See “Equity Capital Management and Regulatory Capital — Fully Phased-in Capital Ratios” for further information about our Tier 1 capital and the deduction for investments in covered funds.

Our current investment in funds at NAV is $6.18 billion. See Note 6 to the condensed consolidated financial statements for further information about our investment in funds at NAV and the extended conformance period under the Volcker Rule for legacy illiquid covered funds.

We will continue to manage and conform our existing interests in such funds, taking into account the extended conformance period under the Volcker Rule. We plan to continue to conduct our investing and lending activities in ways that are permissible under the Volcker Rule.

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

We expect that we will be compliant with the TLAC requirements by the effective date. See “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K for further information about the Federal Reserve Board’s TLAC rule.

Other Regulatory Developments

In September 2016, the final margin rules issued by the U.S. federal bank regulatory agencies and the CFTC for uncleared swaps became effective. These rules were effective for variation margin requirements in March 2017 and will phase in through September 2020 for initial margin requirements depending on the level of swaps, security-based swaps and/or exempt foreign exchange derivative transaction activity of the swap dealer and the relevant counterparty. The final rules of the U.S. federal bank regulatory agencies generally apply to inter-affiliate transactions, with limited relief available from initial margin requirements for affiliates.

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

See “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K for further information about regulations that may impact us in the future.

116	Goldman Sachs March 2017 Form 10-Q

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

The table below presents where information about our various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see Note 3 to the condensed consolidated financial statements for information about our consolidation policies.

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

Goldman Sachs March 2017 Form 10-Q	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our contractual obligations, commitments and guarantees by type.

As of
$ in millions	March 2017	December 2016
Amounts related to on-balance-sheet obligations
Time deposits	$ 27,212	$ 27,394

Secured long-term financings	$ 11,127	$ 8,405

Unsecured long-term borrowings	$ 199,370	$189,086

Contractual interest payments	$ 54,827	$ 54,552

Subordinated liabilities of consolidated VIEs	$ 751	$ 584

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	$ 115,062	$112,056

Contingent and forward starting resale and securities borrowing agreements	$ 42,366	$ 25,348

Forward starting repurchase and secured lending agreements	$ 17,827	$ 8,939

Letters of credit	$ 406	$ 373

Investment commitments	$ 8,602	$ 8,444

Other commitments	$ 4,848	$ 6,014

Minimum rental payments	$ 1,975	$ 1,941

Derivative guarantees	$1,063,476	$816,774

Securities lending indemnifications	$ 38,900	$ 33,403

Other financial guarantees	$ 3,764	$ 3,662

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

As of March 2017
$ in millions	Remainder of 2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 11,299	$ 7,671	$ 8,242

Secured long-term financings	$ —	$ 7,181	$ 1,746	$ 2,200

Unsecured long-term borrowings	$ —	$ 47,036	$42,718	$109,616

Contractual interest payments	$ 4,707	$ 11,679	$ 8,719	$ 29,722

Subordinated liabilities of consolidated VIEs	$ —	$ —	$ —	$ 751

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	$ 16,282	$ 26,912	$55,338	$ 16,530

Contingent and forward starting resale and securities borrowing agreements	$ 42,363	$ 3	$ —	$ —

Forward starting repurchase and secured lending agreements	$ 17,827	$ —	$ —	$ —

Letters of credit	$ 184	$ 182	$ —	$ 40

Investment commitments	$ 5,360	$ 612	$ 107	$ 2,523

Other commitments	$ 4,478	$ 311	$ 16	$ 43

Minimum rental payments	$ 233	$ 550	$ 395	$ 797

Derivative guarantees	$520,372	$386,607	$87,083	$ 69,414

Securities lending indemnifications	$ 38,900	$ —	$ —	$ —

Other financial guarantees	$ 955	$ 676	$ 1,934	$ 199

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

•

As of March 2017, unsecured long-term borrowings includes $6.93 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

As of March 2017, the aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $177 million and $1.44 billion, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2017, and includes stated coupons, if any, on structured notes.

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings, and commitments and guarantees, respectively.

118	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of March 2017, our unsecured long-term borrowings were $199.37 billion, with maturities extending to 2056, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of March 2017, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $1.98 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three months ended March 2017, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management

Risks are inherent in our business and include liquidity, market, credit, operational, model, legal, regulatory and reputational risks. For further information about our risk management processes, see “— Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “— Liquidity Risk Management,” “— Market Risk Management,” “— Credit Risk Management,” “— Operational Risk Management” and “— Model Risk Management” below and “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

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

Governance. Risk management governance starts with the Board, which plays an important role in reviewing and approving risk management policies and practices, both directly and through its committees, including its Risk Committee. The Board also receives regular briefings on firmwide risks, including market risk, liquidity risk, credit risk, operational risk and model risk from our independent control and support functions, including the chief risk officer, and on compliance risk from the head of Compliance, on legal and regulatory matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures. Next, at our most senior levels, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior management, and senior managers in our revenue-producing units and independent control and support functions, lead and participate in risk-oriented committees. Independent control and support functions include Compliance, the Conflicts Resolution Group (Conflicts), Controllers, Credit Risk Management and Advisory (Credit Risk Management), Human Capital Management, Legal, Liquidity Risk Management and Analysis (Liquidity Risk Management), Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operations, Operational Risk Management and Analysis (Operational Risk Management), Tax, Technology and Treasury.

Our governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk-related committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to identify, manage and mitigate risks.

Goldman Sachs March 2017 Form 10-Q	119

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

We reinforce a culture of effective risk management in our training and development programs as well as the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with our highest standards.

120	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our revenue-producing units and our independent control and support functions. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and legal entities. All of our firmwide, regional and divisional committees have responsibility for considering the impact of transactions and activities which they oversee on our reputation.

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

Goldman Sachs March 2017 Form 10-Q	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The following are the risk-related committees that report to the Firmwide Client and Business Standards Committee:

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the head of product control and the co-head of Europe, Middle East and Africa (EMEA) FICC sales, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

122	Goldman Sachs March 2017 Form 10-Q

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management for our Investment Banking Division, Investment Management Division and Merchant Banking Division, and the head of the EMEA Financing Group. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

As a general matter, Conflicts reviews financing and advisory assignments in Investment Banking and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. Conflicts reports to one of our presidents and co-chief operating officers.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations.

Goldman Sachs March 2017 Form 10-Q	123

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

Liquidity Risk Management Principles

We manage liquidity risk according to three principles (i) hold sufficient excess liquidity in the form of GCLA to cover outflows during a stressed period, (ii) maintain appropriate Asset-Liability Management and (iii) maintain a viable Contingency Funding Plan.

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

We maintain our GCLA across Group Inc. and its major broker-dealer and bank subsidiaries, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances and securities in several of our other entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

We believe that our GCLA provides us with a resilient source of funds that would be available in advance of potential cash and collateral outflows and gives us significant flexibility in managing through a difficult funding environment.

Asset-Liability Management. Our liquidity risk management policies are designed to ensure we have a sufficient amount of financing, even when funding markets experience persistent stress. We manage the maturities and diversity of our funding across markets, products and counterparties, and seek to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets.

124	Goldman Sachs March 2017 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2017, Group Inc. had $30.48 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $37.19 billion invested in GSI, a regulated U.K. broker-dealer; $2.57 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL), a regulated Japanese broker-dealer; $26.96 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.80 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $100.84 billion of unsubordinated loans (including secured loans of $38.21 billion), and $14.29 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of March 2017. In addition, as of March 2017, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

Goldman Sachs March 2017 Form 10-Q	125

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

Liquidity Stress Tests

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, applicable regulatory requirements and a qualitative assessment of our condition as well as the financial markets. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model and the long-term stress testing models are reported to senior management on a regular basis.

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

126	Goldman Sachs March 2017 Form 10-Q

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

Securities

•	Contingent: Liquidity outflows associated with a reduction or composition change in our short positions, which may serve as a funding source for long positions.

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other upcoming large cash outflows, such as tax payments.

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

Long-Term Stress Testing. We utilize longer-term stress tests to take a forward view on our liquidity position through prolonged stress periods in which we experience a severe liquidity stress and recover in an environment that continues to be challenging. We are focused on ensuring conservative asset-liability management to prepare for a prolonged period of potential stress, seeking to maintain a diversified funding profile with an appropriate tenor, taking into consideration the characteristics and liquidity profile of our assets.

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

Goldman Sachs March 2017 Form 10-Q	127

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition as well as the financial markets, we believe our liquidity position as of both March 2017 and December 2016 was appropriate. As of March 2017 and December 2016, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $222.50 billion and $226.07 billion, respectively. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities. The fair value of our GCLA averaged $217.84 billion and $219.15 billion for the three months ended March 2017 and December 2016, respectively.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Three Months Ended
$ in millions	March 2017	December 2016
U.S. dollar-denominated	$162,559	$163,454

Non-U.S. dollar-denominated	55,283	55,694
Total	$217,842	$219,148

The table below presents the average fair value of our GCLA by asset class.

	Average for the Three Months Ended
$ in millions	March 2017	December 2016
Overnight cash deposits	$ 93,449	$102,718

U.S. government obligations	74,327	66,285

U.S. federal agency obligations	13,047	13,503

Non-U.S. government obligations	37,019	36,642
Total	$217,842	$219,148

In the tables above:

•

The U.S. dollar-denominated GCLA is composed of (i) unencumbered U.S. government and federal agency obligations (including highly liquid U.S. federal agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits.

•

The non-U.S. dollar-denominated GCLA is composed of non-U.S. government obligations (only unencumbered German, French, Japanese and U.K. government obligations) and certain overnight cash deposits in highly liquid currencies.

The table below presents the average GCLA of Group Inc. and our major broker-dealer and bank subsidiaries.

	Average for the Three Months Ended
$ in millions	March 2017	December 2016
Group Inc.	$ 40,053	$ 39,996

Major broker-dealer subsidiaries	88,829	89,288

Major bank subsidiaries	88,960	89,864
Total	$217,842	$219,148

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $146.93 billion and $144.37 billion for the three months ended March 2017 and December 2016, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

128	Goldman Sachs March 2017 Form 10-Q

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

The LCR became effective in the U.S. on January 1, 2015, with a phase-in period whereby firms had an 80% minimum in 2015, which increased by 10% per year until 2017. In December 2016, the Federal Reserve Board issued a final rule that requires bank holding companies to disclose, on a quarterly basis beginning with the second quarter of 2017, LCR averages over the quarter, quantitative and qualitative information on certain components of the LCR calculation and projected net cash outflows. For the three months ended March 2017, our average LCR exceeded the minimum requirement.

In addition, in the second quarter of 2016, the U.S. federal bank regulatory agencies issued a proposed rule that calls for a net stable funding ratio (NSFR) for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed NSFR requirement has an effective date of January 1, 2018, including quarterly disclosure of the ratio, as well as a description of the banking organization’s stable funding sources. We expect that we will be compliant with the NSFR requirement by the effective date.

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

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Standard & Poor’s Ratings Services (S&P), and Rating and Investment Information, Inc. (R&I).

As of March 2017
	DBRS		Fitch	Moody’s	S&P	R&I
Short-term Debt	R-1 (middle	)	F1	P-2	A-2	a-1

Long-term Debt	A (high	)	A	A3	BBB+	A

Subordinated Debt	A		A-	Baa2	BBB-	A-

Trust Preferred	A		BBB-	Baa3	BB	N/A

Preferred Stock	BBB (high	)	BB+	Ba1	BB	N/A

Ratings Outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for Trust Preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for Preferred Stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs March 2017 Form 10-Q	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of March 2017
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

	As of
$ in millions	March 2017	December 2016
Additional collateral or termination payments:
One-notch downgrade	$ 367	$ 677

Two-notch downgrade	$1,880	$2,216

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

Three Months Ended March 2017. Our cash and cash equivalents increased by $1.32 billion to $123.04 billion at the end of the first quarter of 2017. We generated $6.26 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings. We used $3.36 billion in net cash from operating activities, primarily related to an increase in financial instruments owned, at fair value, and receivables from customers and counterparties, partially offset by a decrease in collateralized transactions. We used $1.57 billion in net cash from investing activities, primarily related to purchases of property, leasehold improvements and equipment and to fund loans receivable.

Three Months Ended March 2016. Our cash and cash equivalents increased by $4.51 billion to $97.95 billion at the end of the first quarter of 2016. We generated $10.19 billion in net cash from financing activities, primarily from increases in bank deposits and from net issuances of unsecured long-term borrowings. We used $5.68 billion in net cash for operating and investing activities, primarily related to collateralized transactions and to fund loans receivable.

130	Goldman Sachs March 2017 Form 10-Q

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

Goldman Sachs March 2017 Form 10-Q	131

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

Stress Testing. Stress testing is a method of determining the effect of various hypothetical stress scenarios. We use stress testing to examine risks of specific portfolios as well as the potential impact of our significant risk exposures. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

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

132	Goldman Sachs March 2017 Form 10-Q

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

Metrics

We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business, and region. The tables below present average daily VaR and period-end VaR, as well as the high and low VaR for the period. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

The table below presents average daily VaR by risk category.

	Three Months Ended
$ in millions	March 2017	December 2016	March 2016
Interest rates	$ 44	$ 40	$ 54

Equity prices	26	25	25

Currency rates	19	19	29

Commodity prices	18	17	16

Diversification effect	(43)	(40)	(52)
Total	$ 64	$ 61	$ 72

Our average daily VaR increased to $64 million for the first quarter of 2017 from $61 million for the fourth quarter of 2016, reflecting an increase in the interest rates category, principally due to increased exposures, partially offset by an increase in the diversification benefit across risk categories.

Our average daily VaR decreased to $64 million for the first quarter of 2017 from $72 million for the first quarter of 2016, primarily reflecting a decrease in the interest rates category due to lower levels of volatility and reduced exposures, and a decrease in the currency rates category due to reduced exposures, partially offset by a decrease in the diversification benefit across risk categories.

Goldman Sachs March 2017 Form 10-Q	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents period-end VaR by risk category.

	As of
$ in millions	March 2017	December 2016	March 2016
Interest rates	$ 43	$ 45	$ 45

Equity prices	27	34	27

Currency rates	11	23	16

Commodity prices	22	19	13

Diversification effect	(49)	(39)	(42)
Total	$ 54	$ 82	$ 59

Our daily VaR decreased to $54 million as of March 2017 from $82 million as of December 2016, primarily reflecting decreases in the currency rates and equity prices categories, principally due to reduced exposures, and an increase in the diversification benefit across risk categories.

Our daily VaR decreased to $54 million as of March 2017 from $59 million as of March 2016, primarily reflecting an increase in the diversification benefit across risk categories, and a decrease in the currency rates category due to reduced exposures, partially offset by an increase in the commodity prices category, principally due to increased exposures.

During the first quarter of 2017, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

Three Months Ended March 2017
$ in millions	High	Low
Interest rates	$ 57	$ 37

Equity prices	$ 35	$ 22

Currency rates	$ 28	$ 10

Commodity prices	$ 25	$ 12

The high and low total VaR was $86 million and $50 million, respectively, for the three months ended March 2017.

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily trading net revenues for substantially all positions included in VaR for the quarter ended March 2017.

Daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2017 (i.e., a VaR exception).

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

134	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Sensitivity Measures

Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.

10% Sensitivity Measures. The table below presents market risk for positions, accounted for at fair value, that are not included in VaR by asset category. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

	As of
$ in millions	March 2017	December 2016	March 2016
Equity	$2,116	$2,085	$1,996

Debt	1,653	1,702	1,670
Total	$3,769	$3,787	$3,666

In the table above:

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•

Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•

Equity and debt positions reflected in our condensed consolidated statements of financial condition are included in “Financial instruments owned, at fair value.” See Note 6 to the condensed consolidated financial statements for further information about cash instruments.

•	These measures do not reflect diversification benefits across asset categories or across other market risk measures.

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $2 million (including hedges) as of both March 2017 and December 2016. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $28 million and $25 million as of March 2017 and December 2016, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of March 2017 and December 2016 were $50.39 billion and $49.67 billion, respectively, substantially all of which had floating interest rates. As of March 2017 and December 2016, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $397 million and $405 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of March 2017 and December 2016, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

In addition, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets.” Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the condensed consolidated financial statements for further information about “Other assets.”

Goldman Sachs March 2017 Form 10-Q	135

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

Categories on the Condensed Consolidated Statements of Financial Condition Included in Market Risk Measures	Market Risk Measures
Collateralized agreements: • Securities purchased under agreements to resell, at fair value • Securities borrowed, at fair value	• VaR
Receivables:
• Certain secured loans, at fair value • Loans receivable	• VaR • Interest Rate Sensitivity
Financial instruments owned, at fair value	• VaR • 10% Sensitivity Measures • Credit Spread Sensitivity — Derivatives
Deposits, at fair value	• Credit Spread Sensitivity — Financial Liabilities
Collateralized financings: • Securities sold under agreements to repurchase, at fair value • Securities loaned, at fair value • Other secured financings, at fair value	• VaR
Financial instruments sold, but not yet purchased, at fair value	• VaR • Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	• VaR • Credit Spread Sensitivity — Financial Liabilities

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

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent control and support functions such as operations, legal and compliance.

136	Goldman Sachs March 2017 Form 10-Q

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

Goldman Sachs March 2017 Form 10-Q	137

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

Credit Exposures

As of March 2017, our aggregate credit exposure was essentially unchanged as compared with December 2016. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2016, reflecting an increase in non-investment-grade loans and lending commitments. During the three months ended March 2017, the number of counterparty defaults decreased as compared with the same prior year period, and such defaults occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the same prior year period and were not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks. Unrestricted cash was $107.86 billion and $107.06 billion as of March 2017 and December 2016, respectively, and excludes cash segregated for regulatory and other purposes of $15.18 billion and $14.65 billion as of March 2017 and December 2016, respectively.

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2017
Less than 1 year	$ 15,741	$ 4,125	$ 19,866

1 - 5 years	27,116	3,462	30,578

Greater than 5 years	82,762	4,314	87,076
Total	125,619	11,901	137,520

Netting	(88,567)	(5,795)	(94,362)
OTC derivative assets	$ 37,052	$ 6,106	$ 43,158
Net credit exposure	$ 23,133	$ 5,171	$ 28,304
As of December 2016
Less than 1 year	$ 24,840	$ 3,983	$ 28,823

1 - 5 years	30,801	3,676	34,477

Greater than 5 years	85,951	4,599	90,550
Total	141,592	12,258	153,850

Netting	(96,493)	(6,232)	(102,725)
OTC derivative assets	$ 45,099	$ 6,026	$ 51,125
Net credit exposure	$ 28,879	$ 4,922	$ 33,801

138	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2017
Less than 1 year	$ 135	$ 3,469	$ 6,930	$ 5,207	$ 15,741

1 - 5 years	855	7,858	10,809	7,594	27,116

Greater than 5 years	3,425	40,850	17,456	21,031	82,762
Total	4,415	52,177	35,195	33,832	125,619

Netting	(1,734)	(37,826)	(26,884)	(22,123)	(88,567)
OTC derivative assets	$ 2,681	$ 14,351	$ 8,311	$ 11,709	$ 37,052
Net credit exposure	$ 2,484	$ 8,746	$ 4,495	$ 7,408	$ 23,133
As of December 2016
Less than 1 year	$ 332	$ 4,907	$ 12,595	$ 7,006	$ 24,840

1 - 5 years	862	6,898	12,814	10,227	30,801

Greater than 5 years	3,182	42,400	19,682	20,687	85,951
Total	4,376	54,205	45,091	37,920	141,592

Netting	(1,860)	(40,095)	(31,644)	(22,894)	(96,493)
OTC derivative assets	$ 2,516	$ 14,110	$ 13,447	$ 15,026	$ 45,099
Net credit exposure	$ 2,283	$ 8,366	$ 8,401	$ 9,829	$ 28,879

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of March 2017
Less than 1 year	$ 3,882	$ 243	$ 4,125

1 - 5 years	3,437	25	3,462

Greater than 5 years	4,268	46	4,314
Total	11,587	314	11,901

Netting	(5,755)	(40)	(5,795)
OTC derivative assets	$ 5,832	$ 274	$ 6,106
Net credit exposure	$ 4,969	$ 202	$ 5,171
As of December 2016
Less than 1 year	$ 3,661	$ 322	$ 3,983

1 - 5 years	3,653	23	3,676

Greater than 5 years	4,437	162	4,599
Total	11,751	507	12,258

Netting	(6,207)	(25)	(6,232)
OTC derivative assets	$ 5,544	$ 482	$ 6,026
Net credit exposure	$ 4,569	$ 353	$ 4,922

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and federal agency obligations and non-U.S. government and agency obligations. We had approximately $30 billion and $29 billion as of March 2017 and December 2016, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both March 2017 and December 2016, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

Goldman Sachs March 2017 Form 10-Q	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $30 billion and $31 billion as of March 2017 and December 2016, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 39% and 44% in the Americas, approximately 47% and 42% in EMEA, and approximately 14% and 14% in Asia as of March 2017 and December 2016, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets. We also purchase performing and distressed loans backed by residential real estate and consumer loans. The gross exposure related to such loans and lending commitments was approximately $29 billion and $28 billion as of March 2017 and December 2016, respectively. The regional breakdown of our net credit exposure related to these activities was approximately 88% and 90% in the Americas, approximately 10% and 8% in EMEA, and approximately 2% and 2% in Asia as of March 2017 and December 2016, respectively. The fair value of the collateral received against such loans and lending commitments generally exceeded the gross carrying value as of both March 2017 and December 2016.

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposure related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of
$ in millions	March 2017	December 2016
Credit Exposure by Industry
Funds	$ —	$ 138

Financial Institutions	14,485	11,836

Sovereign	93,366	95,092
Total	$107,851	$107,066
Credit Exposure by Region
Americas	$ 74,645	$ 80,381

EMEA	20,158	16,099

Asia	13,048	10,586
Total	$107,851	$107,066
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 81,542	$ 83,899

AA	9,229	8,784

A	15,838	13,344

BBB	1,183	971

BB or lower	59	68
Total	$107,851	$107,066

	OTC Derivatives as of
$ in millions	March 2017	December 2016
Credit Exposure by Industry
Funds	$ 11,467	$ 13,294

Financial Institutions	10,760	14,116

Consumer, Retail & Healthcare	933	773

Sovereign	7,550	7,019

Municipalities & Nonprofit	2,832	2,959

Natural Resources & Utilities	2,969	3,707

Real Estate	118	85

Technology, Media & Telecommunications	1,981	4,188

Diversified Industrials	2,829	2,529

Other (including Special Purpose Vehicles)	1,719	2,455
Total	$ 43,158	$ 51,125
Credit Exposure by Region
Americas	$ 13,827	$ 19,629

EMEA	26,210	26,536

Asia	3,121	4,960
Total	$ 43,158	$ 51,125
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,681	$ 2,516

AA	14,351	14,110

A	8,311	13,447

BBB	11,709	15,026

BB or lower	5,832	5,544

Unrated	274	482
Total	$ 43,158	$ 51,125

140	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	Loans and Lending Commitments as of
$ in millions	March 2017	December 2016
Credit Exposure by Industry
Funds	$ 4,245	$ 3,854

Financial Institutions	14,462	13,630

Consumer, Retail & Healthcare	28,665	30,007

Sovereign	505	902

Municipalities & Nonprofit	683	709

Natural Resources & Utilities	25,063	25,694

Real Estate	15,736	13,034

Technology, Media & Telecommunications	32,604	33,232

Diversified Industrials	24,409	20,847

Other (including Special Purpose Vehicles)	13,064	12,301
Total	$159,436	$154,210
Credit Exposure by Region
Americas	$119,143	$115,145

EMEA	36,232	35,044

Asia	4,061	4,021
Total	$159,436	$154,210
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,085	$ 3,135

AA	8,616	8,375

A	30,393	29,227

BBB	43,875	43,151

BB or lower	73,407	69,745

Unrated	60	577
Total	$159,436	$154,210

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

Current levels of oil prices continue to raise concerns about Venezuela and its sovereign debt. The political situation in Iraq has led to ongoing concerns about its economic stability. The debt crisis in Mozambique has resulted in the suspension of its funding by the International Monetary Fund and the World Bank, as well as credit rating downgrades.

Our total credit and market exposure to each of Iraq, Venezuela, and Mozambique as of March 2017 was not material.

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

Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

Goldman Sachs March 2017 Form 10-Q	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies and framework. Operational Risk Management is a risk management function independent of our revenue-producing units, reports to our chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.

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

In addition, our systems capture internal operational risk event data, key metrics such as transaction volumes, and statistical information such as performance trends. We use an internally developed operational risk management application to aggregate and organize this information. One of our key risk identification and assessment tools is an operational risk and control self-assessment process, which is performed by managers from both revenue-producing units and independent control and support functions. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.

Risk Measurement

We measure our operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative assessments of the potential frequency and extent of potential operational risk losses, for each of our businesses. Operational risk measurement incorporates qualitative and quantitative assessments of factors including:

•	Internal and external operational risk event data;

•	Assessments of our internal controls;

142	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Evaluations of the complexity of our business activities;

•	The degree of and potential for automation in our processes;

•	New activity information;

•	The legal and regulatory environment;

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties; and

•	Liquidity of the capital markets and the reliability of the infrastructure that supports the capital markets.

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses ultimately are used in the determination of the appropriate level of operational risk capital to hold.

Risk Monitoring and Reporting

We evaluate changes in our operational risk profile and our businesses, including changes in business mix or jurisdictions in which we operate, by monitoring the factors noted above at a firmwide level. We have both preventive and detective internal controls, which are designed to reduce the frequency and severity of operational risk losses and the probability of operational risk events. We monitor the results of assessments and independent internal audits of these internal controls.

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

Goldman Sachs March 2017 Form 10-Q	143

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

•	DFAST results;

•	The public portion of our resolution plan submission; and

•	Our risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Revised Capital Framework, which are based on the third pillar of Basel III.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

144	Goldman Sachs March 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

Statements about our investment banking transaction backlog are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

We have provided in this filing information regarding our capital, liquidity and leverage ratios, including the CET1 ratios under the Advanced and Standardized approaches on a fully phased-in basis, as well as our NSFR, and the supplementary leverage ratios for us and GS Bank USA. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules, guidance and proposals, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating our and, where applicable, GS Bank USA’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

Goldman Sachs March 2017 Form 10-Q	145

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of this Form 10-Q. See Notes 18 and 27 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2017.

	Total Shares Purchased		Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 2017	1,560,481	[1]	$237.52	1,557,610	25,054,852

February 2017	2,167,001	[1]	$245.36	2,157,736	22,897,116

March 2017	2,451,821		$244.92	2,451,821	20,445,295
Total	6,179,303			6,167,167

1.	Includes 2,871 shares and 9,265 shares remitted to satisfy minimum statutory withholding taxes on the delivery of equity-based awards during January 2017 and February 2017, respectively.

On April 17, 2017, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 50 million shares of common stock pursuant to the firm’s existing share repurchase program. Since March 2000, the Board has approved a repurchase program authorizing repurchases of up to 555 million shares of our common stock. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, we must receive confirmation that the Board of Governors of the Federal Reserve System does not object to such capital action.

146	Goldman Sachs March 2017 Form 10-Q

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017 and March 31, 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and year ended December 31, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ R. Martin Chavez
Name:	R. Martin Chavez
Title:	Chief Financial Officer
Date:	May 3, 2017

By:	/s/ Brian J. Lee
Name:	Brian J. Lee
Title:	Principal Accounting Officer
Date:	May 3, 2017

Goldman Sachs March 2017 Form 10-Q	147