Form 10-Q
period 2017-06-30
GOLDMAN SACHS GROUP INC
filed 2017-08-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 21, 2017, there were 386,875,130 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Goldman Sachs June 2017 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2017	2016	2017	2016
Revenues
Investment banking	$1,730	$1,787	$ 3,433	$ 3,250

Investment management	1,433	1,260	2,830	2,522

Commissions and fees	794	777	1,565	1,694

Market making	1,915	2,490	4,333	4,352

Other principal transactions	1,227	864	2,448	815
Total non-interest revenues	7,099	7,178	14,609	12,633

Interest income	3,220	2,530	5,966	4,878

Interest expense	2,432	1,776	4,662	3,241
Net interest income	788	754	1,304	1,637
Net revenues, including net interest income	7,887	7,932	15,913	14,270
Operating expenses
Compensation and benefits	3,233	3,331	6,524	5,993

Brokerage, clearing, exchange and distribution fees	663	625	1,278	1,316

Market development	141	112	275	234

Communications and technology	224	205	447	402

Depreciation and amortization	265	245	522	484

Occupancy	190	181	366	364

Professional fees	229	231	434	451

Other expenses	433	539	1,019	987
Total non-compensation expenses	2,145	2,138	4,341	4,238
Total operating expenses	5,378	5,469	10,865	10,231
Pre-tax earnings	2,509	2,463	5,048	4,039

Provision for taxes	678	641	962	1,082
Net earnings	1,831	1,822	4,086	2,957

Preferred stock dividends	200	188	293	123
Net earnings applicable to common shareholders	$1,631	$1,634	$ 3,793	$ 2,834
Earnings per common share
Basic	$ 4.00	$ 3.77	$ 9.24	$ 6.47

Diluted	$ 3.95	$ 3.72	$ 9.10	$ 6.39

Dividends declared per common share	$ 0.75	$ 0.65	$ 1.40	$ 1.30

Average common shares
Basic	406.1	431.9	409.3	436.2

Diluted	413.3	439.2	416.7	443.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

1	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Net earnings	$1,831	$1,822	$4,086	$2,957

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	29	(22)	13	(39)

Debt valuation adjustment	(275)	(50)	(414)	(62)

Pension and postretirement liabilities	—	(1)	1	(37)

Available-for-sale securities	1	—	1	—
Other comprehensive loss	(245)	(73)	(399)	(138)
Comprehensive income	$1,586	$1,749	$3,687	$2,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2017 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	June 2017	December 2016
Assets
Cash and cash equivalents	$110,888	$121,711

Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $115,121 and $116,077 at fair value)	115,553	116,925

Securities borrowed (includes $70,298 and $82,398 at fair value)	178,301	184,600

Receivables:
Brokers, dealers and clearing organizations	32,291	18,044

Customers and counterparties (includes $4,895 and $3,266 at fair value)	59,343	47,780

Loans receivable	53,952	49,672

Financial instruments owned (at fair value and includes $52,773 and $51,278 pledged as collateral)	327,740	295,952

Other assets	28,450	25,481
Total assets	$906,518	$860,165
Liabilities and shareholders’ equity
Deposits (includes $20,686 and $13,782 at fair value)	$125,544	$124,098

Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	83,635	71,816

Securities loaned (includes $4,753 and $2,647 at fair value)	12,005	7,524

Other secured financings (includes $21,967 and $21,073 at fair value)	22,433	21,523

Payables:
Brokers, dealers and clearing organizations	10,604	4,386

Customers and counterparties	188,958	184,069

Financial instruments sold, but not yet purchased (at fair value)	117,979	117,143

Unsecured short-term borrowings (includes $15,945 and $14,792 at fair value)	42,966	39,265

Unsecured long-term borrowings (includes $33,760 and $29,410 at fair value)	203,647	189,086

Other liabilities and accrued expenses (includes $64 and $621 at fair value)	12,072	14,362
Total liabilities	819,843	773,272

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, $0.01 par value; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203

Common stock, $0.01 par value; 4,000,000,000 and 4,000,000,000 shares authorized, 881,816,771 and 873,608,100 shares issued, and 388,213,152 and 392,632,230 shares outstanding	9	9

Share-based awards	3,308	3,914

Nonvoting common stock, $0.01 par value; 200,000,000 and 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	53,187	52,638

Retained earnings	92,225	89,039

Accumulated other comprehensive loss	(1,615)	(1,216)

Stock held in treasury, at cost, $0.01 par value; 493,603,621 and 480,975,872 shares	(71,642)	(68,694)
Total shareholders’ equity	86,675	86,893
Total liabilities and shareholders’ equity	$906,518	$860,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

3	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Six Months Ended June 2017	Year Ended December 2016
Preferred stock
Beginning balance	$ 11,203	$ 11,200

Issued	—	1,325

Redeemed	—	(1,322)
Ending balance	11,203	11,203

Common stock
Beginning balance	9	9

Issued	—	—
Ending balance	9	9

Share-based awards
Beginning balance, as previously reported	3,914	4,151

Cumulative effect of the change in accounting principle related to forfeiture of share-based awards	35	—
Beginning balance, adjusted	3,949	4,151

Issuance and amortization of share-based awards	1,460	2,143

Delivery of common stock underlying share-based awards	(1,959)	(2,068)

Forfeiture of share-based awards	(34)	(102)

Exercise of share-based awards	(108)	(210)
Ending balance	3,308	3,914

Additional paid-in capital
Beginning balance	52,638	51,340

Delivery of common stock underlying share-based awards	2,056	2,282

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,504)	(1,121)

Preferred stock issuance costs, net	—	(10)

Excess net tax benefit related to share-based awards	—	147

Cash settlement of share-based awards	(3)	—
Ending balance	53,187	52,638

Retained earnings
Beginning balance, as previously reported	89,039	83,386

Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	—	(305)

Cumulative effect of the change in accounting principle related to forfeiture of share-based awards, net of tax	(24)	—
Beginning balance, adjusted	89,015	83,081

Net earnings	4,086	7,398

Dividends and dividend equivalents declared on common stock and share-based awards	(583)	(1,129)

Dividends declared on preferred stock	(293)	(577)

Preferred stock redemption discount	—	266
Ending balance	92,225	89,039

Accumulated other comprehensive loss
Beginning balance, as previously reported	(1,216)	(718)

Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	—	305
Beginning balance, adjusted	(1,216)	(413)

Other comprehensive loss	(399)	(803)
Ending balance	(1,615)	(1,216)

Stock held in treasury, at cost
Beginning balance	(68,694)	(62,640)

Repurchased	(2,966)	(6,069)

Reissued	28	22

Other	(10)	(7)
Ending balance	(71,642)	(68,694)
Total shareholders’ equity	$ 86,675	$ 86,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs June 2017 Form 10-Q	4

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
$ in millions	2017	2016
Cash flows from operating activities
Net earnings	$ 4,086	$ 2,957

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	522	484

Share-based compensation	1,452	1,814

Gain related to extinguishment of subordinated borrowings	(108)	—

Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	(14,527)	738

Collateralized transactions (excluding other secured financings), net	23,971	(19,350)

Financial instruments owned	(31,640)	17,274

Financial instruments sold, but not yet purchased	472	7,766

Other, net	1,919	(4,141)
Net cash provided by/(used for) operating activities	(13,853)	7,542

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,521)	(1,242)

Proceeds from sales of property, leasehold improvements and equipment	202	282

Net cash acquired in/(used for) business acquisitions	(1,086)	15,882

Purchase of investments	(728)	—

Proceeds from sales and paydowns of investments	877	818

Loans receivable, net	(4,686)	(2,925)
Net cash provided by/(used for) investing activities	(6,942)	12,815

Cash flows from financing activities
Unsecured short-term borrowings, net	(28)	839

Other secured financings (short-term), net	(881)	1,450

Proceeds from issuance of other secured financings (long-term)	4,683	1,995

Repayment of other secured financings (long-term), including the current portion	(3,151)	(3,849)

Purchase of APEX, senior guaranteed securities and trust preferred securities	(62)	(632)

Proceeds from issuance of unsecured long-term borrowings	31,654	25,965

Repayment of unsecured long-term borrowings, including the current portion	(19,343)	(22,612)

Derivative contracts with a financing element, net	1,002	27

Deposits, net	1,446	9,937

Common stock repurchased	(2,969)	(3,294)

Settlement of share-based awards in satisfaction of withholding tax requirements	(1,507)	(902)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(876)	(860)

Proceeds from issuance of preferred stock, net of issuance costs	—	655

Proceeds from issuance of common stock, including exercise of share-based awards	7	1

Cash settlement of share-based awards	(3)	—
Net cash provided by financing activities	9,972	8,720
Net increase/(decrease) in cash and cash equivalents	(10,823)	29,077

Cash and cash equivalents, beginning balance	121,711	93,439
Cash and cash equivalents, ending balance	$110,888	$122,516

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $6.28 billion and $3.47 billion, and cash payments for income taxes, net of refunds, were $464 million and $400 million during the six months ended June 2017 and June 2016, respectively.

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the six months ended June 2017:

•	The firm exchanged $62 million of Trust Preferred Securities and common beneficial interests for $67 million of the firm’s junior subordinated debt.

Non-cash activities during the six months ended June 2016:

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and liabilities of approximately $200 million. See Note 3 for further information.

•	The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments.

•	The firm exchanged $505 million of APEX for $666 million of Series E and Series F Preferred Stock. See Note 19 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

5	Goldman Sachs June 2017 Form 10-Q

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

All references to June 2017, March 2017 and June 2016 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2017, March 31, 2017 and June 30, 2016, respectively. All references to December 2016 refer to the date December 31, 2016. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2017 Form 10-Q	6

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased	Note 4

Fair Value Measurements	Note 5

Cash Instruments	Note 6

Derivatives and Hedging Activities	Note 7

Fair Value Option	Note 8

Loans Receivable	Note 9

Collateralized Agreements and Financings	Note 10

Securitization Activities	Note 11

Variable Interest Entities	Note 12

Other Assets	Note 13

Deposits	Note 14

Short-Term Borrowings	Note 15

Long-Term Borrowings	Note 16

Other Liabilities and Accrued Expenses	Note 17

Commitments, Contingencies and Guarantees	Note 18

Shareholders’ Equity	Note 19

Regulation and Capital Adequacy	Note 20

Earnings Per Common Share	Note 21

Transactions with Affiliated Funds	Note 22

Interest Income and Interest Expense	Note 23

Income Taxes	Note 24

Business Segments	Note 25

Credit Concentrations	Note 26

Legal Proceedings	Note 27

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

7	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment Funds. The firm has formed numerous investment funds with third-party investors. These funds are typically organized as limited partnerships or limited liability companies for which the firm acts as general partner or manager. Generally, the firm does not hold a majority of the economic interests in these funds. These funds are usually voting interest entities and generally are not consolidated because third-party investors typically have rights to terminate the funds or to remove the firm as general partner or manager. Investments in these funds are generally measured at net asset value (NAV) and are included in “Financial instruments owned.” See Notes 6, 18 and 22 for further information about investments in funds.

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

Revenue Recognition

Financial Assets and Financial Liabilities at Fair Value. Financial instruments owned and Financial instruments sold, but not yet purchased are recorded at fair value either under the fair value option or in accordance with other U.S. GAAP. In addition, the firm has elected to account for certain of its other financial assets and financial liabilities at fair value by electing the fair value option. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. Fair value gains or losses are generally included in “Market making” for positions in Institutional Client Services and “Other principal transactions” for positions in Investing & Lending. See Notes 5 through 8 for further information about fair value measurements.

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

Goldman Sachs June 2017 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commissions and Fees. The firm earns “Commissions and fees” from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of financial assets accounted for as sales, any gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred financial assets are initially recognized at fair value. For transfers of financial assets that are not accounted for as sales, the assets generally remain in “Financial instruments owned” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of financial assets accounted for as collateralized financings and Note 11 for further information about transfers of financial assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2017 and December 2016, “Cash and cash equivalents” included $15.18 billion and $11.15 billion, respectively, of cash and due from banks, and $95.71 billion and $110.56 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of June 2017 and December 2016, $18.64 billion and $14.65 billion, respectively, of “Cash and cash equivalents” were segregated for regulatory and other purposes. See “Recent Accounting Developments” for further information.

In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2017 and December 2016.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables are primarily comprised of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of June 2017 and December 2016, the firm’s receivables from customers and counterparties included $2.81 billion and $2.60 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of June 2017 and December 2016, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2017 and December 2016. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2017 and December 2016. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

9	Goldman Sachs June 2017 Form 10-Q

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

Cash dividend equivalents paid on outstanding restricted stock units (RSUs) are charged to retained earnings. If RSUs that require future service are forfeited, the related dividend equivalents originally charged to retained earnings are reclassified to compensation expense in the period in which forfeiture occurs.

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

Goldman Sachs June 2017 Form 10-Q	10

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

The ASU is effective for the firm in January 2018 under a modified retrospective approach or retrospectively to all periods presented. The firm’s implementation efforts include identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. Based on implementation work to date, as a result of adopting this ASU, the firm expects that it will, among other things, be required to recognize certain investment management fees earlier than under the firm’s current revenue recognition policy. The firm will also be required to change the current presentation of certain costs from a net presentation within net revenues to a gross basis, or vice versa. The firm will adopt this ASU in January 2018 using a modified retrospective approach. The firm does not currently expect that the ASU will have a material impact on its financial condition, results of operations or cash flows on the date of adoption.

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

The firm adopted the ASU in January 2016, using a modified retrospective approach. The impact of adoption was a net reduction to both total assets and total liabilities of approximately $200 million, substantially all included in “Financial instruments owned” and in “Other liabilities and accrued expenses,” respectively. Adoption of this ASU did not have an impact on the firm’s results of operations. See Note 12 for further information about the adoption.

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

11	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ASU is effective for the firm in January 2018. Early adoption is permitted under a modified retrospective approach for the requirements related to DVA. In January 2016, the firm early adopted this ASU for the requirements related to DVA and reclassified the cumulative DVA, a gain of $305 million (net of tax), from “Retained earnings” to “Accumulated other comprehensive loss.” The firm does not expect the adoption of the remaining provisions of the ASU to have a material impact on its financial condition, results of operations or cash flows.

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

The firm adopted the ASU in January 2017 and the impact of the RSU deliveries and option exercises in the first half of 2017 was a reduction to the provision for taxes of $485 million, which was recognized in the condensed consolidated statements of earnings. The impact will vary in future periods depending upon, among other things, the number of RSUs delivered and their change in value since grant. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. The firm also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period, and the cumulative effect of this election upon adoption was an increase of $35 million to “Share-based awards” and a decrease of $24 million (net of tax of $11 million) to “Retained earnings” within the condensed consolidated statements of changes in shareholders’ equity.

In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows. As a result, the firm reclassified, on a retrospective basis, a cash outflow of $902 million related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities and a cash inflow of $78 million of excess tax benefits related to share-based awards from financing activities to operating activities within the condensed consolidated statements of cash flows for the six months ended June 2016.

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

Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, an initial allowance would be recorded for expected credit losses and recognized as an increase to the purchase price rather than as an expense. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.

Goldman Sachs June 2017 Form 10-Q	12

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

The firm early adopted the ASU in December 2016 and reclassified cash segregated for regulatory and other purposes into “Cash and cash equivalents” disclosed in the consolidated statements of cash flows. The impact of adoption was an increase of $889 million for the six months ended June 2016 to “Net cash used for operating activities.” In addition, in December 2016, to be consistent with the presentation of segregated cash in the consolidated statements of cash flows under the ASU, the firm reclassified amounts previously included in “Cash and securities segregated for regulatory and other purposes” into “Cash and cash equivalents,” “Securities purchased under agreements to resell and federal funds sold,” “Securities borrowed” and “Financial instruments owned” in the consolidated statements of financial condition. Previously reported amounts in the condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been conformed to the current presentation.

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

Simplifying the Test for Goodwill Impairment (ASC 350). In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment.” The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value.

The ASU is effective for the firm in 2020. Early adoption is permitted. The firm does not expect adoption will have a material impact to its goodwill impairment test.

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

The ASU is effective for the firm in January 2018 under a retrospective or modified retrospective approach. The firm will adopt this ASU using a modified retrospective approach and does not expect adoption of the ASU will have a material impact on its financial condition, results of operations or cash flows.

13	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

Financial instruments owned and financial instruments sold, but not yet purchased are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for further information about other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

The table below presents the firm’s financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of June 2017
Money market instruments	$ 1,649	$ —

U.S. government and agency obligations	74,238	17,746

Non-U.S. government and agency obligations	35,011	26,754

Loans and securities backed by:
Commercial real estate	4,364	5

Residential real estate	9,816	1

Corporate loans and debt securities	33,735	8,654

State and municipal obligations	783	—

Other debt obligations	1,592	1

Equity securities	109,002	25,065

Commodities	3,225	—

Investments in funds at NAV	5,910	—
Subtotal	279,325	78,226

Derivatives	48,415	39,753
Total	$327,740	$117,979
As of December 2016
Money market instruments	$ 1,319	$ —

U.S. government and agency obligations	57,657	16,627

Non-U.S. government and agency obligations	29,381	20,502

Loans and securities backed by:
Commercial real estate	3,842	—

Residential real estate	12,195	3

Corporate loans and debt securities	28,659	6,570

State and municipal obligations	1,059	—

Other debt obligations	1,358	1

Equity securities	94,692	25,941

Commodities	5,653	—

Investments in funds at NAV	6,465	—
Subtotal	242,280	69,644

Derivatives	53,672	47,499
Total	$295,952	$117,143

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.
•

Financial instruments owned included $330 million and $89 million of debt securities accounted for as available-for-sale as of June 2017 and December 2016, respectively. As of both June 2017 and December 2016, these securities were primarily comprised of U.S. government and agency obligations and other debt obligations. As of June 2017, substantially all of these securities had maturities of greater than five years (half of which had maturities of greater than ten years). As of December 2016, these securities primarily had maturities of greater than ten years. The gross unrealized gains/(losses) included in “Accumulated other comprehensive loss” related to available-for-sale securities were not material as of both June 2017 and December 2016.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Interest rates	$ 2,625	$ (907)	$ 3,989	$ 270

Credit	382	630	926	1,248

Currencies	(2,422)	1,618	(2,740)	710

Equities	1,293	861	1,871	1,552

Commodities	37	288	287	572
Market making	1,915	2,490	4,333	4,352
Other principal transactions	1,227	864	2,448	815
Total	$ 3,142	$3,354	$ 6,781	$5,167

In the table above:

•

Gains/(losses) include both realized and unrealized gains and losses, and are primarily related to the firm’s financial instruments owned and financial instruments sold, but not yet purchased, including both derivative and non-derivative financial instruments.

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

Goldman Sachs June 2017 Form 10-Q	14

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

U.S. GAAP has a three-level hierarchy for disclosure of fair value measurements. This hierarchy prioritizes inputs to the valuation techniques used to measure fair value, giving the highest priority to level 1 inputs and the lowest priority to level 3 inputs. A financial instrument’s level in this hierarchy is based on the lowest level of input that is significant to its fair value measurement. In evaluating the significance of a valuation input, the firm considers, among other factors, a portfolio’s net risk exposure to that input. The fair value hierarchy is as follows:

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

See Notes 6 through 8 for further information about fair value measurements of cash instruments, derivatives and other financial assets and financial liabilities accounted for at fair value primarily under the fair value option, respectively.

The table below presents financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP.

	As of
$ in millions	June 2017	March 2017	December 2016
Total level 1 financial assets	$163,555	$151,691	$135,401

Total level 2 financial assets	407,480	406,332	419,585

Total level 3 financial assets	20,847	23,288	23,280

Investments in funds at NAV	5,910	6,183	6,465

Counterparty and cash collateral netting	(79,738)	(78,540)	(87,038)
Total financial assets at fair value	$518,054	$508,954	$497,693
Total assets	$906,518	$894,069	$860,165

Total level 3 financial assets divided by:
Total assets	2.3%	2.6%	2.7%

Total financial assets at fair value	4.0%	4.6%	4.7%
Total level 1 financial liabilities	$ 68,534	$ 67,732	$ 62,504

Total level 2 financial liabilities	248,257	246,087	232,027

Total level 3 financial liabilities	19,595	21,067	21,448

Counterparty and cash collateral netting	(37,597)	(37,802)	(44,695)
Total financial liabilities at fair value	$298,789	$297,084	$271,284
Total level 3 financial liabilities divided by total financial liabilities at fair value	6.6%	7.1%	7.9%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

•

Total assets included $878 billion, $867 billion and $835 billion as of June 2017, March 2017 and December 2016, respectively, that is carried at fair value or at amounts that generally approximate fair value.

15	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	June 2017	March 2017	December 2016
Cash instruments	$16,196	$18,324	$18,035

Derivatives	4,650	4,950	5,190

Other financial assets	1	14	55
Total	$20,847	$23,288	$23,280

Level 3 financial assets as of June 2017 decreased compared with March 2017 and December 2016, primarily reflecting a decrease in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

Note 6.

Cash Instruments

Cash instruments include U.S. government and agency obligations, non-U.S. government and agency obligations, mortgage-backed loans and securities, corporate loans and debt securities, equity securities, investments in funds at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

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

Loans and Securities Backed by Commercial Real Estate. Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

Goldman Sachs June 2017 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Equity Securities. Equity securities includes private equity securities and convertible debentures. Recent third-party completed or pending transactions (e.g., merger proposals, tender offers, debt restructurings) are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

17	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

	As of June 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 266	$ 1,383	$ —	$ 1,649

U.S. government and agency obligations	44,431	29,807	—	74,238

Non-U.S. government and agency obligations	27,787	7,222	2	35,011

Loans and securities backed by:
Commercial real estate	—	2,964	1,400	4,364

Residential real estate	—	9,009	807	9,816

Corporate loans and debt securities	702	29,388	3,645	33,735

State and municipal obligations	—	684	99	783

Other debt obligations	—	1,182	410	1,592

Equity securities	90,264	8,905	9,833	109,002

Commodities	—	3,225	—	3,225
Subtotal	$163,450	$ 93,769	$16,196	$273,415

Investments in funds at NAV				5,910
Total cash instrument assets				$279,325
Liabilities
U.S. government and agency obligations	$ (17,738)	$ (8)	$ —	$ (17,746)

Non-U.S. government and agency obligations	(25,097)	(1,657)	—	(26,754)

Loans and securities backed by:
Commercial real estate	—	(5)	—	(5)

Residential real estate	—	(1)	—	(1)

Corporate loans and debt securities	(6)	(8,616)	(32)	(8,654)

Other debt obligations	—	(1)	—	(1)

Equity securities	(24,765)	(290)	(10)	(25,065)
Total cash instrument liabilities	$ (67,606)	$(10,578)	$ (42)	$ (78,226)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 188	$ 1,131	$ —	$ 1,319

U.S. government and agency obligations	35,254	22,403	—	57,657

Non-U.S. government and agency obligations	22,433	6,933	15	29,381

Loans and securities backed by:
Commercial real estate	—	2,197	1,645	3,842

Residential real estate	—	11,350	845	12,195

Corporate loans and debt securities	215	23,804	4,640	28,659

State and municipal obligations	—	960	99	1,059

Other debt obligations	—	830	528	1,358

Equity securities	77,276	7,153	10,263	94,692

Commodities	—	5,653	—	5,653
Subtotal	$135,366	$82,414	$18,035	$235,815

Investments in funds at NAV				6,465
Total cash instrument assets				$242,280
Liabilities
U.S. government and agency obligations	$ (16,615)	$ (12)	$ —	$ (16,627)

Non-U.S. government and agency obligations	(19,137)	(1,364)	(1)	(20,502)

Loans and securities backed by residential real estate	—	(3)	—	(3)

Corporate loans and debt securities	(2)	(6,524)	(44)	(6,570)

Other debt obligations	—	(1)	—	(1)

Equity securities	(25,768)	(156)	(17)	(25,941)
Total cash instrument liabilities	$ (61,522)	$ (8,060)	$ (62)	$ (69,644)

In the tables above:

•	Cash instrument assets and liabilities are included in “Financial instruments owned” and “Financial instruments sold, but not yet purchased,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of June 2017 and December 2016, substantially all of the firm’s level 3 equity securities were comprised of private equity securities.

•

Total cash instrument assets included collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $490 million and $461 million in level 2, and $477 million and $624 million in level 3 as of June 2017 and December 2016, respectively.

Goldman Sachs June 2017 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	June 2017		December 2016
Loans and securities backed by commercial real estate
Level 3 assets	$1,400		$1,645

Yield	3.9% to 22.0% (11.4%	)	3.7% to 23.0% (13.0%	)

Recovery rate	15.9% to 98.7% (50.8%	)	8.9% to 99.0% (60.6%	)

Duration (years)	0.8 to 5.9 (2.2)		0.8 to 6.2 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$807		$845

Yield	1.8% to 18.0% (8.0%	)	0.8% to 15.6% (8.7%	)

Cumulative loss rate	1.3% to 46.3% (20.8%	)	8.9% to 47.1% (24.2%	)

Duration (years)	1.2 to 15.1 (7.7)		1.1 to 16.1 (7.3)
Corporate loans and debt securities
Level 3 assets	$3,645		$4,640

Yield	2.9% to 20.3% (10.7%	)	2.5% to 25.0% (10.3%	)

Recovery rate	0.0% to 94.7% (56.9%	)	0.0% to 85.0% (56.5%	)

Duration (years)	1.2 to 6.6 (3.0)		0.6 to 15.7 (2.9)
Equity securities
Level 3 assets	$9,833		$10,263

Multiples	0.9x to 18.6x (7.5x	)	0.8x to 19.7x (6.8x	)

Discount rate/yield	6.5% to 29.5% (16.3%	)	6.5% to 25.0% (16.0%	)

Capitalization rate	4.5% to 12.5% (6.7%	)	4.2% to 12.5% (6.8%	)
Other cash instruments
Level 3 assets	$511		$642

Yield	3.0% to 15.0% (8.2%	)	1.9% to 14.0% (8.8%	)

Recovery rate	N/A		0.0% to 93.0% (61.4%	)

Duration (years)	0.7 to 11.9 (4.5)		0.9 to 12.0 (4.3)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•	Equity securities includes private equity securities and convertible debentures.

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

•	Recovery rate was not significant to the valuation of level 3 other cash instrument assets as of June 2017.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

During the three and six months ended June 2017, transfers into level 2 from level 1 of cash instruments were $66 million and $168 million, respectively, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and six months ended June 2017, were $138 million and $178 million, respectively, reflecting transfers of public equity securities due to increased market activity in these instruments.

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

19	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Total cash instrument assets
Beginning balance	$18,324	$18,469	$18,035	$18,131

Net realized gains/(losses)	119	157	230	292

Net unrealized gains/(losses)	554	50	892	(69)

Purchases	518	708	1,026	2,096

Sales	(693)	(480)	(1,299)	(1,169)

Settlements	(697)	(1,014)	(1,281)	(1,763)

Transfers into level 3	774	1,599	1,717	2,239

Transfers out of level 3	(2,703)	(1,358)	(3,124)	(1,626)
Ending balance	$16,196	$18,131	$16,196	$18,131
Total cash instrument liabilities
Beginning balance	$ (49)	$ (138)	$ (62)	$ (193)

Net realized gains/(losses)	1	—	—	2

Net unrealized gains/(losses)	(1)	17	3	19

Purchases	40	23	50	69

Sales	(27)	(24)	(33)	(39)

Settlements	(5)	(5)	(1)	(11)

Transfers into level 3	(6)	(1)	(2)	(4)

Transfers out of level 3	5	5	3	34
Ending balance	$ (42)	$ (123)	$ (42)	$ (123)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

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

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Loans and securities backed by commercial real estate
Beginning balance	$ 1,604	$2,168	$ 1,645	$1,924

Net realized gains/(losses)	12	18	23	41

Net unrealized gains/(losses)	57	(38)	78	(55)

Purchases	116	104	166	466

Sales	(60)	(100)	(110)	(207)

Settlements	(167)	(175)	(298)	(286)

Transfers into level 3	82	438	134	480

Transfers out of level 3	(244)	(303)	(238)	(251)
Ending balance	$ 1,400	$2,112	$ 1,400	$2,112
Loans and securities backed by residential real estate
Beginning balance	$ 830	$1,434	$ 845	$1,765

Net realized gains/(losses)	11	12	27	18

Net unrealized gains/(losses)	60	19	80	67

Purchases	93	56	121	141

Sales	(158)	(143)	(214)	(463)

Settlements	(38)	(64)	(69)	(131)

Transfers into level 3	38	85	40	106

Transfers out of level 3	(29)	(99)	(23)	(203)
Ending balance	$ 807	$1,300	$ 807	$1,300
Corporate loans and debt securities
Beginning balance	$ 4,553	$5,791	$ 4,640	$5,242

Net realized gains/(losses)	55	94	105	176

Net unrealized gains/(losses)	20	(15)	108	(72)

Purchases	200	255	491	589

Sales	(212)	(174)	(630)	(235)

Settlements	(289)	(601)	(507)	(918)

Transfers into level 3	527	587	806	1,023

Transfers out of level 3	(1,209)	(604)	(1,368)	(472)
Ending balance	$ 3,645	$5,333	$ 3,645	$5,333
Equity securities
Beginning balance	$10,715	$8,474	$10,263	$8,549

Net realized gains/(losses)	38	26	65	47

Net unrealized gains/(losses)	402	80	618	(13)

Purchases	90	254	186	706

Sales	(256)	(49)	(290)	(113)

Settlements	(163)	(118)	(330)	(350)

Transfers into level 3	124	374	726	558

Transfers out of level 3	(1,117)	(336)	(1,405)	(679)
Ending balance	$ 9,833	$8,705	$ 9,833	$8,705
Other cash instruments
Beginning balance	$ 622	$ 602	$ 642	$ 651

Net realized gains/(losses)	3	7	10	10

Net unrealized gains/(losses)	15	4	8	4

Purchases	19	39	62	194

Sales	(7)	(14)	(55)	(151)

Settlements	(40)	(56)	(77)	(78)

Transfers into level 3	3	115	11	72

Transfers out of level 3	(104)	(16)	(90)	(21)
Ending balance	$ 511	$ 681	$ 511	$ 681

Goldman Sachs June 2017 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2017. The net realized and unrealized gains on level 3 cash instrument assets of $673 million (reflecting $119 million of net realized gains and $554 million of net unrealized gains) for the three months ended June 2017 included gains/(losses) of approximately $(26) million, $556 million and $143 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended June 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended June 2017 primarily reflected transfers of certain corporate loans and debt securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the three months ended June 2017 primarily reflected transfers of certain corporate loans and debt securities to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and transfers of certain private equity securities and corporate loans and debt securities to level 2, principally due to increased price transparency as a result of market evidence, including new transactions in these instruments.

Six Months Ended June 2017. The net realized and unrealized gains on level 3 cash instrument assets of $1.12 billion (reflecting $230 million of net realized gains and $892 million of net unrealized gains) for the six months ended June 2017 included gains/(losses) of approximately $(35) million, $884 million and $273 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gains on level 3 cash instrument assets for the six months ended June 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the six months ended June 2017 primarily reflected transfers of certain corporate loans and debt securities and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the six months ended June 2017 primarily reflected transfers of certain private equity securities and corporate loans and debt securities to level 2, principally due to increased price transparency as a result of market evidence, including new transactions in these instruments, and transfers of certain corporate loans and debt securities to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Three Months Ended June 2016. The net realized and unrealized gains on level 3 cash instrument assets of $207 million (reflecting $157 million of net realized gains and $50 million of net unrealized gains) for the three months ended June 2016 included gains/(losses) of approximately $(83) million, $90 million and $200 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended June 2016 were not material.

Transfers into level 3 during the three months ended June 2016 primarily reflected transfers of certain corporate loans and debt securities, loans and securities backed by commercial real estate and private equity securities from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the three months ended June 2016 primarily reflected transfers of certain corporate loans and debt securities, private equity securities and loans and securities backed by commercial real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Six Months Ended June 2016. The net realized and unrealized gains on level 3 cash instrument assets of $223 million (reflecting $292 million of net realized gains and $69 million of net unrealized losses) for the six months ended June 2016 included gains/(losses) of approximately $(195) million, $22 million and $396 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized losses on level 3 cash instrument assets for the six months ended June 2016 were not material.

21	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transfers into level 3 during the six months ended June 2016 primarily reflected transfers of certain corporate loans and debt securities, private equity securities and loans and securities backed by commercial real estate from level 2 principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the six months ended June 2016 primarily reflected transfers of certain private equity securities, corporate loans and debt securities, loans and securities backed by commercial real estate, and loans and securities backed by residential real estate to level 2 principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

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

Many of the funds described above are “covered funds” as defined by the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid covered funds” (as defined by the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, covered funds in the table below. The firm will continue to manage and conform its investments in, and relationships with, such covered funds, taking into account the conformance period.

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2017
Private equity funds	$4,346	$ 629

Credit funds	295	408

Hedge funds	321	—

Real estate funds	948	270
Total	$5,910	$1,307
As of December 2016
Private equity funds	$4,628	$1,393

Credit funds	421	166

Hedge funds	410	—

Real estate funds	1,006	272
Total	$6,465	$1,831

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

Goldman Sachs June 2017 Form 10-Q	22

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets and liabilities are included in “Financial instruments owned” and “Financial instruments sold, but not yet purchased,” respectively. Realized and unrealized gains and losses on derivatives not designated as hedges under ASC 815 are included in “Market making” and “Other principal transactions” in Note 4.

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

	As of June 2017		As of December 2016
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 455	$ 582	$ 443	$ 382

OTC-cleared	143,572	121,483	189,471	168,946

Bilateral OTC	279,604	256,454	309,037	289,491
Total interest rates	423,631	378,519	498,951	458,819
OTC-cleared	5,390	5,212	4,837	4,811

Bilateral OTC	18,542	16,667	21,530	18,770
Total credit	23,932	21,879	26,367	23,581
Exchange-traded	37	49	36	176

OTC-cleared	594	516	796	798

Bilateral OTC	104,801	102,717	111,032	106,318
Total currencies	105,432	103,282	111,864	107,292
Exchange-traded	2,852	2,866	3,219	3,187

OTC-cleared	211	226	189	197

Bilateral OTC	7,259	9,413	8,945	10,487
Total commodities	10,322	12,505	12,353	13,871
Exchange-traded	9,329	8,826	8,576	8,064

Bilateral OTC	38,557	43,501	39,516	45,826
Total equities	47,886	52,327	48,092	53,890
Subtotal	611,203	568,512	697,627	657,453
Accounted for as hedges
OTC-cleared	5,539	161	4,347	156

Bilateral OTC	2,928	7	4,180	10
Total interest rates	8,467	168	8,527	166
OTC-cleared	4	12	30	40

Bilateral OTC	10	189	55	64
Total currencies	14	201	85	104
Subtotal	8,481	369	8,612	270
Total gross fair value	$ 619,684	$ 568,881	$ 706,239	$ 657,723
Offset in condensed consolidated statements of financial condition
Exchange-traded	$ (10,719)	$ (10,719)	$ (9,727)	$ (9,727)

OTC-cleared	(127,416)	(127,416)	(171,864)	(171,864)

Bilateral OTC	(354,816)	(354,816)	(385,647)	(385,647)
Counterparty netting	(492,951)	(492,951)	(567,238)	(567,238)
OTC-cleared	(27,282)	(97)	(27,560)	(2,940)

Bilateral OTC	(51,036)	(36,080)	(57,769)	(40,046)
Cash collateral netting	(78,318)	(36,177)	(85,329)	(42,986)
Total amounts offset	$(571,269)	$(529,128)	$(652,567)	$(610,224)
Included in condensed consolidated statements of financial condition
Exchange-traded	$ 1,954	$ 1,604	$ 2,547	$ 2,082

OTC-cleared	612	97	246	144

Bilateral OTC	45,849	38,052	50,879	45,273
Total	$ 48,415	$ 39,753	$ 53,672	$ 47,499
Not offset in condensed consolidated statements of financial condition
Cash collateral	$ (565)	$ (1,935)	$ (535)	$ (2,085)

Securities collateral	(14,056)	(8,848)	(15,518)	(10,224)
Total	$ 33,794	$ 28,970	$ 37,619	$ 35,190

23	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional Amounts as of
$ in millions	June 2017	December 2016
Not accounted for as hedges
Exchange-traded	$ 8,554,128	$ 4,425,532

OTC-cleared	18,107,397	16,646,145

Bilateral OTC	13,050,799	11,131,442
Total interest rates	39,712,324	32,203,119
OTC-cleared	384,450	378,432

Bilateral OTC	940,436	1,045,913
Total credit	1,324,886	1,424,345
Exchange-traded	16,169	13,800

OTC-cleared	89,197	62,799

Bilateral OTC	7,232,483	5,576,748
Total currencies	7,337,849	5,653,347
Exchange-traded	261,911	227,707

OTC-cleared	4,055	3,506

Bilateral OTC	219,218	196,899
Total commodities	485,184	428,112
Exchange-traded	712,038	605,335

Bilateral OTC	1,111,737	959,112
Total equities	1,823,775	1,564,447
Subtotal	50,684,018	41,273,370
Accounted for as hedges
OTC-cleared	54,847	55,328

Bilateral OTC	21,555	36,607
Total interest rates	76,402	91,935
OTC-cleared	2,898	1,703

Bilateral OTC	8,138	8,544
Total currencies	11,036	10,247
Subtotal	87,438	102,182
Total notional amounts	$50,771,456	$41,375,552

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives includes derivative assets and derivative liabilities of $13.88 billion and $16.07 billion, respectively, as of June 2017, and derivative assets and derivative liabilities of $19.92 billion and $20.79 billion, respectively, as of December 2016, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

Goldman Sachs June 2017 Form 10-Q	24

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

25	Goldman Sachs June 2017 Form 10-Q

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

	As of June 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 92	$ 431,419	$ 587	$ 432,098

Credit	—	19,515	4,417	23,932

Currencies	—	105,269	177	105,446

Commodities	—	9,945	377	10,322

Equities	13	47,365	508	47,886
Gross fair value	105	613,513	6,066	619,684

Counterparty netting in levels	—	(490,115)	(1,416)	(491,531)
Subtotal	$ 105	$ 123,398	$ 4,650	$ 128,153

Cross-level counterparty netting				(1,420)

Cash collateral netting				(78,318)
Net fair value				$ 48,415
Liabilities
Interest rates	$(542)	$(377,239)	$ (906)	$(378,687)

Credit	—	(19,461)	(2,418)	(21,879)

Currencies	—	(103,331)	(152)	(103,483)

Commodities	—	(12,246)	(259)	(12,505)

Equities	(386)	(50,570)	(1,371)	(52,327)
Gross fair value	(928)	(562,847)	(5,106)	(568,881)

Counterparty netting in levels	—	490,115	1,416	491,531
Subtotal	$(928)	$ (72,732)	$(3,690)	$ (77,350)

Cross-level counterparty netting				1,420

Cash collateral netting				36,177
Net fair value				$ (39,753)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 46	$ 506,818	$ 614	$ 507,478

Credit	—	21,388	4,979	26,367

Currencies	—	111,762	187	111,949

Commodities	—	11,950	403	12,353

Equities	1	47,667	424	48,092
Gross fair value	47	699,585	6,607	706,239

Counterparty netting in levels	(12)	(564,100)	(1,417)	(565,529)
Subtotal	$ 35	$ 135,485	$ 5,190	$ 140,710

Cross-level counterparty netting				(1,709)

Cash collateral netting				(85,329)
Net fair value				$ 53,672
Liabilities
Interest rates	$ (27)	$(457,963)	$ (995)	$(458,985)

Credit	—	(21,106)	(2,475)	(23,581)

Currencies	—	(107,212)	(184)	(107,396)

Commodities	—	(13,541)	(330)	(13,871)

Equities	(967)	(49,083)	(3,840)	(53,890)
Gross fair value	(994)	(648,905)	(7,824)	(657,723)

Counterparty netting in levels	12	564,100	1,417	565,529
Subtotal	$(982)	$ (84,805)	$(6,407)	$ (92,194)

Cross-level counterparty netting				1,709

Cash collateral netting				42,986
Net fair value				$ (47,499)

Goldman Sachs June 2017 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•

Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in counterparty netting in levels. Where the counterparty netting is across levels, the netting is included in cross-level counterparty netting.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

Significant Unobservable Inputs

The table below presents the amount of level 3 assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value the firm’s level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of
$ in millions	June 2017	December 2016
Interest rates, net	$(319)	$(381)

Correlation	(10)% to 86% (56%/60%)	(10)% to 86% (56%/60%)

Volatility (bps)	31 to 151 (84/57)	31 to 151 (84/57)
Credit, net	$1,999	$2,504

Correlation	36% to 88% (66%/67%)	35% to 91% (65%/68%)

Credit spreads (bps)	1 to 737 (89/44)	1 to 993 (122/73)

Upfront credit points	0 to 99 (47/40)	0 to 100 (43/35)

Recovery rates	22% to 93% (57%/60%)	1% to 97% (58%/70%)
Currencies, net	$25	$3

Correlation	25% to 70% (50%/55%)	25% to 70% (50%/55%)
Commodities, net	$118	$73

Volatility	9% to 61% (27%/26%)	13% to 68% (33%/33%)

Natural gas spread	$(1.61) to $3.60 ($(0.18)/$(0.09))	$(1.81) to $4.33 ($(0.14)/$(0.05))

Oil spread	$(11.13) to $58.64 ($11.49/$0.33)	$(19.72) to $64.92 ($25.30/$16.43)
Equities, net	$(863)	$(3,416)

Correlation	(35)% to 92% (43%/41%)	(39)% to 88% (41%/41%)

Volatility	5% to 85% (24%/22%)	5% to 72% (24%/23%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

27	Goldman Sachs June 2017 Form 10-Q

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

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Total level 3 derivatives
Beginning balance	$ 97	$ 55	$(1,217)	$ 495

Net realized gains/(losses)	(125)	(60)	(163)	(136)

Net unrealized gains/(losses)	103	440	(43)	947

Purchases	75	110	234	171

Sales	(200)	(150)	(313)	(249)

Settlements	506	1,587	1,681	918

Transfers into level 3	(39)	426	25	359

Transfers out of level 3	543	22	756	(75)
Ending balance	$ 960	$2,430	$ 960	$2,430

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

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

Goldman Sachs June 2017 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Interest rates, net
Beginning balance	$ (282)	$ (383)	$ (381)	$ (398)

Net realized gains/(losses)	(6)	(6)	(24)	(16)

Net unrealized gains/(losses)	(45)	98	56	182

Purchases	1	—	3	2

Sales	—	—	(3)	(8)

Settlements	(5)	(20)	40	36

Transfers into level 3	7	375	(10)	288

Transfers out of level 3	11	(8)	—	(30)
Ending balance	$ (319)	$ 56	$ (319)	$ 56
Credit, net
Beginning balance	$ 2,239	$ 2,821	$ 2,504	$ 2,793

Net realized gains/(losses)	10	(40)	60	(59)

Net unrealized gains/(losses)	1	5	(192)	349

Purchases	9	14	64	41

Sales	(17)	(2)	(66)	(39)

Settlements	(177)	49	(334)	(150)

Transfers into level 3	48	78	49	98

Transfers out of level 3	(114)	17	(86)	(91)
Ending balance	$ 1,999	$ 2,942	$ 1,999	$ 2,942
Currencies, net
Beginning balance	$ 24	$ 9	$ 3	$ (34)

Net realized gains/(losses)	(7)	(7)	(33)	(33)

Net unrealized gains/(losses)	(13)	20	(20)	9

Purchases	1	2	4	11

Sales	—	—	—	(3)

Settlements	18	(14)	66	56

Transfers into level 3	2	6	—	2

Transfers out of level 3	—	1	5	9
Ending balance	$ 25	$ 17	$ 25	$ 17
Commodities, net
Beginning balance	$ 78	$ (291)	$ 73	$ (262)

Net realized gains/(losses)	1	14	10	18

Net unrealized gains/(losses)	63	141	131	160

Purchases	6	23	23	34

Sales	(39)	(99)	(51)	(123)

Settlements	21	21	(37)	8

Transfers into level 3	(32)	(8)	(38)	(10)

Transfers out of level 3	20	(23)	7	(47)
Ending balance	$ 118	$ (222)	$ 118	$ (222)
Equities, net
Beginning balance	$(1,962)	$(2,101)	$(3,416)	$(1,604)

Net realized gains/(losses)	(123)	(21)	(176)	(46)

Net unrealized gains/(losses)	97	176	(18)	247

Purchases	58	71	140	83

Sales	(144)	(49)	(193)	(76)

Settlements	649	1,551	1,946	968

Transfers into level 3	(64)	(25)	24	(19)

Transfers out of level 3	626	35	830	84
Ending balance	$ (863)	$ (363)	$ (863)	$ (363)

Level 3 Rollforward Commentary

Three Months Ended June 2017. The net realized and unrealized losses on level 3 derivatives of $22 million (reflecting $125 million of net realized losses and $103 million of net unrealized gains) for the three months ended June 2017 included gains/(losses) of $59 million and $(81) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gains on level 3 derivatives for the three months ended June 2017 were primarily attributable to gains on certain equity derivatives, reflecting the impact of changes in the prices of underlying indices.

Transfers into level 3 derivatives during the three months ended June 2017 were not material.

Transfers out of level 3 derivatives during the three months ended June 2017 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

Six Months Ended June 2017. The net realized and unrealized losses on level 3 derivatives of $206 million (reflecting $163 million of net realized losses and $43 million of net unrealized losses) for the six months ended June 2017 included losses of $33 million and $173 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized losses on level 3 derivatives for the six months ended June 2017 were primarily attributable to losses on certain credit derivatives, reflecting the impact of tighter credit spreads, partially offset by gains on certain commodity derivatives, reflecting the impact of a decrease in commodity prices.

Transfers into level 3 derivatives during the six months ended June 2017 were not material.

Transfers out of level 3 derivatives during the six months ended June 2017 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

29	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended June 2016. The net realized and unrealized gains on level 3 derivatives of $380 million (reflecting $60 million of net realized losses and $440 million of net unrealized gains) for the three months ended June 2016 included gains/(losses) of $450 million and $(70) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gains on level 3 derivatives for the three months ended June 2016 were primarily attributable to gains on certain equity derivatives reflecting the impact of changes in equity prices, and gains on certain commodity derivatives, reflecting the impact of an increase in commodity prices.

Transfers into level 3 derivatives during the three months ended June 2016 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of certain unobservable inputs used to value these derivatives.

Transfers out of level 3 derivatives during the three months ended June 2016 were not material.

Six Months Ended June 2016. The net realized and unrealized gains on level 3 derivatives of $811 million (reflecting $136 million of net realized losses and $947 million of net unrealized gains) for the six months ended June 2016 included gains/(losses) of $893 million and $(82) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gains on level 3 derivatives for the six months ended June 2016 were primarily attributable to gains on certain credit derivatives, principally reflecting the impact of a decrease in interest rates, and gains on certain equity derivatives reflecting the impact of changes in equity prices.

Transfers into level 3 derivatives during the six months ended June 2016 primarily reflected transfers of certain interest rate derivative assets from level 2, principally due to reduced transparency of certain unobservable inputs used to value these derivatives.

Transfers out of level 3 derivatives during the six months ended June 2016 were not material.

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2017
Assets
Interest rates	$ 4,710	$19,949	$76,881	$101,540

Credit	1,019	3,795	3,746	8,560

Currencies	13,965	6,635	8,812	29,412

Commodities	2,644	1,492	169	4,305

Equities	3,237	6,009	1,389	10,635

Counterparty netting in tenors	(2,611)	(5,268)	(3,754)	(11,633)
Subtotal	$22,964	$32,612	$87,243	$142,819

Cross-tenor counterparty netting				(18,040)

Cash collateral netting				(78,318)
Total				$ 46,461
Liabilities
Interest rates	$ 5,742	$10,153	$32,110	$ 48,005

Credit	1,848	3,378	1,281	6,507

Currencies	15,041	7,782	4,612	27,435

Commodities	2,519	1,502	2,452	6,473

Equities	6,743	5,709	3,127	15,579

Counterparty netting in tenors	(2,611)	(5,268)	(3,754)	(11,633)
Subtotal	$29,282	$23,256	$39,828	$ 92,366

Cross-tenor counterparty netting				(18,040)

Cash collateral netting				(36,177)
Total				$ 38,149
As of December 2016
Assets
Interest rates	$ 5,845	$18,376	$79,507	$103,728

Credit	1,763	2,695	4,889	9,347

Currencies	18,344	8,292	8,428	35,064

Commodities	3,273	1,415	179	4,867

Equities	3,141	9,249	1,341	13,731

Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,823	$34,477	$90,550	$153,850

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(85,329)
Total				$ 51,125
Liabilities
Interest rates	$ 5,679	$10,814	$38,812	$ 55,305

Credit	2,060	3,328	1,167	6,555

Currencies	14,720	9,771	5,879	30,370

Commodities	2,546	1,555	2,315	6,416

Equities	7,000	10,426	2,614	20,040

Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,462	$30,344	$46,993	$105,799

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(42,986)
Total				$ 45,417

Goldman Sachs June 2017 Form 10-Q	30

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

•

Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is included in cross-tenor counterparty netting.

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

As of June 2017, written and purchased credit derivatives had total gross notional amounts of $645.82 billion and $679.07 billion, respectively, for total net notional purchased protection of $33.25 billion. As of December 2016, written and purchased credit derivatives had total gross notional amounts of $690.47 billion and $733.98 billion, respectively, for total net notional purchased protection of $43.51 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

31	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$210,926	$ 6,034	$ 1,235	$ 5,366	$223,561

1 - 5 years	342,468	11,032	9,412	6,600	369,512

Greater than 5 years	49,030	2,944	577	200	52,751
Total	$602,424	$20,010	$11,224	$12,166	$645,824
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$509,195	$13,080	$10,483	$10,780	$543,538

Other	126,404	6,883	1,219	1,032	135,538
Fair Value of Written Credit Derivatives
Asset	$ 14,269	$ 487	$ 170	$ 25	$ 14,951

Liability	1,532	534	923	4,301	7,290
Net asset/(liability)	$ 12,737	$ (47)	$ (753)	$ (4,276)	$ 7,661
As of December 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$207,727	$ 5,819	$ 1,016	$ 8,629	$223,191

1 - 5 years	375,208	17,255	8,643	7,986	409,092

Greater than 5 years	52,977	3,928	1,045	233	58,183
Total	$635,912	$27,002	$10,704	$16,848	$690,466
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$558,305	$20,588	$10,133	$15,186	$604,212

Other	119,509	7,712	1,098	1,446	129,765
Fair Value of Written Credit Derivatives
Asset	$ 13,919	$ 606	$ 187	$ 45	$ 14,757

Liability	2,436	902	809	5,686	9,833
Net asset/(liability)	$ 11,483	$ (296)	$ (622)	$ (5,641)	$ 4,924

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

The net gain/(loss), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $8 million and $(21) million for the three months ended June 2017 and June 2016, respectively, and $19 million and $111 million for the six months ended June 2017 and June 2016, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
$ in millions	June 2017	December 2016
Fair value of assets	$ 819	$ 676

Fair value of liabilities	1,049	864
Net liability	$ 230	$ 188
Notional amount	$8,559	$8,726

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

Goldman Sachs June 2017 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the aggregate fair value of net derivative liabilities under such agreements (excluding application of collateral posted to reduce these liabilities), the related aggregate fair value of the assets posted as collateral and the additional collateral or termination payments that could have been called by counterparties in the event of a one-notch and two-notch downgrade in the firm’s credit ratings.

	As of
$ in millions	June 2017	December 2016
Net derivative liabilities under bilateral agreements	$28,887	$32,927

Collateral posted	$25,800	$27,840

Additional collateral or termination payments:
One-notch downgrade	$ 374	$ 677

Two-notch downgrade	$ 1,385	$ 2,216

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

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Interest rate hedges	$(671)	$ 859	$(1,425)	$ 2,849

Hedged borrowings and deposits	499	(964)	1,053	(2,992)
Hedge ineffectiveness	$(172)	$(105)	$ (372)	$ (143)

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

33	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Hedges:
Foreign currency forward contract	$(229)	$ 48	$(578)	$(308)

Foreign currency-denominated debt	$ 14	$(211)	$ (68)	$(361)

The gain/(loss) related to ineffectiveness was not material for the three and six months ended June 2017 or June 2016. The net gain reclassified to earnings from accumulated other comprehensive income for the three months ended June 2017 was $60 million (reflecting a gain of $247 million related to the hedges and a loss of $187 million on the related net investments in non-U.S. operations) and for the six months ended June 2017 was $60 million (reflecting a gain of $236 million related to the hedges and a loss of $176 million on the related net investments in non-U.S. operations). The gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and six months ended June 2016.

As of June 2017 and December 2016, the firm had designated $2.04 billion and $1.69 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Note 8.

Fair Value Option

Other Financial Assets and Financial Liabilities at Fair Value

In addition to all cash and derivative instruments included in “Financial instruments owned” and “Financial instruments sold, but not yet purchased,” the firm accounts for certain of its other financial assets and financial liabilities at fair value primarily under the fair value option. The primary reasons for electing the fair value option are to:

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned within Fixed Income, Currency and Commodities Client Execution (FICC Client Execution);

•	Substantially all other secured financings, including transfers of assets accounted for as financings rather than sales;

•	Certain unsecured short-term and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain receivables from customers and counterparties, including transfers of assets accounted for as secured loans rather than purchases and certain margin loans;

•

Certain time deposits issued by the firm’s bank subsidiaries (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments; and

•	Certain subordinated liabilities of consolidated VIEs.

Goldman Sachs June 2017 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities accounted for at fair value primarily under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2017
Assets
Securities purchased under agreements to resell	$ —	$ 115,121	$ —	$ 115,121

Securities borrowed	—	70,298	—	70,298

Receivables from customers and counterparties	—	4,894	1	4,895
Total	$ —	$ 190,313	$ 1	$ 190,314
Liabilities
Deposits	$ —	$ (17,107)	$ (3,579)	$ (20,686)

Securities sold under agreements to repurchase	—	(83,574)	(61)	(83,635)

Securities loaned	—	(4,753)	—	(4,753)

Other secured financings	—	(21,249)	(718)	(21,967)

Unsecured borrowings:
Short-term	—	(12,210)	(3,735)	(15,945)

Long-term	—	(26,054)	(7,706)	(33,760)

Other liabilities and accrued expenses	—	—	(64)	(64)
Total	$ —	$(164,947)	$(15,863)	$(180,810)
As of December 2016
Assets
Securities purchased under agreements to resell	$ —	$ 116,077	$ —	$ 116,077

Securities borrowed	—	82,398	—	82,398

Receivables from customers and counterparties	—	3,211	55	3,266
Total	$ —	$ 201,686	$ 55	$ 201,741
Liabilities
Deposits	$ —	$ (10,609)	$ (3,173)	$ (13,782)

Securities sold under agreements to repurchase	—	(71,750)	(66)	(71,816)

Securities loaned	—	(2,647)	—	(2,647)

Other secured financings	—	(20,516)	(557)	(21,073)

Unsecured borrowings:
Short-term	—	(10,896)	(3,896)	(14,792)

Long-term	—	(22,185)	(7,225)	(29,410)

Other liabilities and accrued expenses	—	(559)	(62)	(621)
Total	$ —	$(139,162)	$(14,979)	$(154,141)

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both June 2017 and December 2016, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both June 2017 and December 2016, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

35	Goldman Sachs June 2017 Form 10-Q

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

As of June 2017:

•	Yield: 0.6% to 10.0% (weighted average: 2.3%)

•	Duration: 0.6 to 17.8 years (weighted average: 8.6 years)

As of December 2016:

•	Yield: 0.4% to 16.6% (weighted average: 3.5%)

•	Duration: 0.1 to 5.7 years (weighted average: 2.3 years)

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

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value are primarily comprised of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both June 2017 and December 2016, the firm’s level 3 receivables from customers and counterparties were not material.

Deposits. The significant inputs to the valuation of time deposits are interest rates and the amount and timing of future cash flows. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments. See Note 7 for further information about derivatives and Note 14 for further information about deposits.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and six months ended June 2017 and June 2016. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Goldman Sachs June 2017 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for other level 3 financial assets and financial liabilities accounted for at fair value.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Total other financial assets
Beginning balance	$ 14	$ 43	$ 55	$ 45

Net realized gains/(losses)	—	1	—	1

Net unrealized gains/(losses)	—	—	(3)	—

Purchases	1	5	1	5

Settlements	(14)	(1)	(52)	(3)
Ending balance	$ 1	$ 48	$ 1	$ 48
Total other financial liabilities
Beginning balance	$(16,165)	$(13,650)	$(14,979)	$(11,244)

Net realized gains/(losses)	(71)	(59)	(175)	(52)

Net unrealized gains/(losses)	(272)	76	(609)	(36)

Purchases	—	(2)	(3)	(2)

Issuances	(2,452)	(3,161)	(5,226)	(6,733)

Settlements	2,171	1,626	4,422	3,132

Transfers into level 3	(300)	(406)	(525)	(1,029)

Transfers out of level 3	1,226	487	1,232	875
Ending balance	$(15,863)	$(15,089)	$(15,863)	$(15,089)

In the table above:

•	Changes in fair value are presented for all other financial assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Deposits
Beginning balance	$(3,348)	$(2,585)	$(3,173)	$(2,215)

Net realized gains/(losses)	(4)	(12)	(5)	(14)

Net unrealized gains/(losses)	(76)	(104)	(103)	(209)

Issuances	(172)	(240)	(345)	(513)

Settlements	12	5	38	15

Transfers out of level 3	9	—	9	—
Ending balance	$(3,579)	$(2,936)	$(3,579)	$(2,936)
Securities sold under agreements to repurchase
Beginning balance	$ (64)	$ (73)	$ (66)	$ (71)

Net unrealized gains/(losses)	—	(4)	(1)	(5)

Settlements	3	1	6	—
Ending balance	$ (61)	$ (76)	$ (61)	$ (76)
Other secured financings
Beginning balance	$ (568)	$ (829)	$ (557)	$ (549)

Net realized gains/(losses)	5	(3)	9	3

Net unrealized gains/(losses)	(6)	—	(20)	(33)

Purchases	—	(2)	(3)	—

Issuances	(12)	(119)	(19)	(344)

Settlements	18	220	100	228

Transfers into level 3	(213)	(19)	(230)	(67)

Transfers out of level 3	58	64	2	74
Ending balance	$ (718)	$ (688)	$ (718)	$ (688)
Unsecured short-term borrowings
Beginning balance	$(4,244)	$(4,167)	$(3,896)	$(4,133)

Net realized gains/(losses)	(65)	(46)	(150)	(38)

Net unrealized gains/(losses)	(6)	132	(146)	125

Issuances	(1,570)	(1,162)	(3,297)	(2,319)

Settlements	1,180	802	2,788	2,253

Transfers into level 3	(59)	(310)	(85)	(750)

Transfers out of level 3	1,029	97	1,051	208
Ending balance	$(3,735)	$(4,654)	$(3,735)	$(4,654)
Unsecured long-term borrowings
Beginning balance	$(7,878)	$(5,923)	$(7,225)	$(4,224)

Net realized gains/(losses)	(12)	(1)	(38)	(8)

Net unrealized gains/(losses)	(183)	72	(337)	106

Purchases	—	—	—	(2)

Issuances	(693)	(1,621)	(1,556)	(3,515)

Settlements	958	598	1,490	636

Transfers into level 3	(28)	(77)	(210)	(212)

Transfers out of level 3	130	326	170	593
Ending balance	$(7,706)	$(6,626)	$(7,706)	$(6,626)
Other liabilities and accrued expenses
Beginning balance	$ (63)	$ (73)	$ (62)	$ (52)

Net realized gains/(losses)	5	3	9	5

Net unrealized gains/(losses)	(1)	(20)	(2)	(20)

Issuances	(5)	(19)	(9)	(42)
Ending balance	$ (64)	$ (109)	$ (64)	$ (109)

37	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2017. The net realized and unrealized losses on level 3 other financial liabilities of $343 million (reflecting $71 million of net realized losses and $272 million of net unrealized losses) for the three months ended June 2017 included losses of $271 million, $11 million and $1 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $60 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended June 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to an increase in global equity prices, and changes in interest rates and credit spreads.

Transfers into level 3 of other financial liabilities during the three months ended June 2017 primarily reflected transfers of certain other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended June 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments.

Six Months Ended June 2017. The net realized and unrealized losses on level 3 other financial liabilities of $784 million (reflecting $175 million of net realized losses and $609 million of net unrealized losses) for the six months ended June 2017 included losses of $644 million, $23 million and $4 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $113 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the six months ended June 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices, and changes in credit spreads.

Transfers into level 3 of other financial liabilities during the six months ended June 2017 primarily reflected transfers of certain other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments and transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to certain unobservable inputs being significant to the valuation of these instruments.

Transfers out of level 3 of other financial liabilities during the six months ended June 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments.

Three Months Ended June 2016. The net realized and unrealized gains on level 3 other financial liabilities of $17 million (reflecting $59 million of net realized losses and $76 million of net unrealized gains) for the three months ended June 2016 included gains/(losses) of approximately $24 million, $8 million and $(2) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $(13) million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the three months ended June 2016 primarily consisted of gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to the impact of changes in foreign exchange rates, and certain hybrid financial instruments included in unsecured long-term borrowings, principally due to a decrease in certain equity prices, partially offset by losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.

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

Goldman Sachs June 2017 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 2016. The net realized and unrealized losses on level 3 other financial liabilities of $88 million (reflecting $52 million of net realized losses and $36 million of net unrealized losses) for the six months ended June 2016 included gains/(losses) of approximately $(80) million, $5 million and $(5) million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings and losses of $(8) million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the six months ended June 2016 primarily consisted of losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets, partially offset by gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to the impact of changes in foreign exchange rates, and gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to a decrease in certain equity prices.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Unsecured short-term borrowings	$ (356)	$(139)	$(1,217)	$ 59

Unsecured long-term borrowings	(484)	(167)	(673)	(589)

Other liabilities and accrued expenses	1	(59)	188	(87)

Other	(175)	(82)	(279)	(544)
Total	$(1,014)	$(447)	$(1,981)	$(1,161)

In the table above:

•	Gains/(losses) are included in “Market making” and “Other principal transactions.”

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

•

Unsecured short-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(343) million and $(137) million for the three months ended June 2017 and June 2016, respectively, and $(1.20) billion and $68 million for the six months ended June 2017 and June 2016, respectively.

•

Unsecured long-term borrowings includes gains/(losses) on the embedded derivative component of hybrid financial instruments of $(500) million and $(110) million for the three months ended June 2017 and June 2016, respectively, and $(644) million and $(448) million for the six months ended June 2017 and June 2016, respectively.

•	Other liabilities and accrued expenses includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Other primarily consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

39	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Excluding the gains and losses on the instruments accounted for under the fair value option described above, “Market making” and “Other principal transactions” primarily represent gains and losses on “Financial instruments owned” and “Financial instruments sold, but not yet purchased.”

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
$ in millions	June 2017	December 2016
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 234	$ 478

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$5,368	$8,101

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,177	$2,138

In the table above, the aggregate contractual principal amount of loans on non-accrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

As of June 2017 and December 2016, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $43 million and $80 million, respectively, and the related total contractual amount of these lending commitments was $7.07 billion and $7.19 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $150 million and $361 million as of June 2017 and December 2016, respectively. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.59 billion and $1.56 billion as of June 2017 and December 2016, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $110 million and $62 million for the three months ended June 2017 and June 2016, respectively, and $174 million and $113 million for the six months ended June 2017 and June 2016, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents details about the net DVA losses on such financial liabilities.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
DVA (pre-tax)	$(430)	$(79)	$(643)	$(103)

DVA (net of tax)	$(275)	$(50)	$(414)	$ (62)

In the table above:

•	DVA (net of tax) is included in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three and six months ended June 2017 and June 2016.

Goldman Sachs June 2017 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9.

Loans Receivable

Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	June 2017	December 2016
Corporate loans	$25,890	$24,837

Loans to private wealth management clients	13,539	13,828

Loans backed by commercial real estate	6,230	4,761

Loans backed by residential real estate	4,828	3,865

Other loans	4,182	2,890
Total loans receivable, gross	54,669	50,181

Allowance for loan losses	(717)	(509)
Total loans receivable	$53,952	$49,672

As of June 2017 and December 2016, the fair value of loans receivable was $54.29 billion and $49.80 billion, respectively. As of June 2017, had these loans been carried at fair value and included in the fair value hierarchy, $32.33 billion and $21.96 billion would have been classified in level 2 and level 3, respectively. As of December 2016, had these loans been carried at fair value and included in the fair value hierarchy, $28.40 billion and $21.40 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of June 2017 and December 2016, such lending commitments were $110.16 billion and $98.05 billion, respectively. Substantially all of these commitments were extended to corporate borrowers and were primarily related to the firm’s relationship lending activities. The carrying value and the estimated fair value of such lending commitments were liabilities of $381 million and $2.35 billion, respectively, as of June 2017, and $327 million and $2.55 billion, respectively, as of December 2016. As of June 2017, had these lending commitments been carried at fair value and included in the fair value hierarchy, $915 million and $1.43 billion would have been classified in level 2 and level 3, respectively. As of December 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.10 billion and $1.45 billion would have been classified in level 2 and level 3, respectively.

The following is a description of the captions in the table above:

•

Corporate Loans. Corporate loans includes term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating liquidity and general corporate purposes, or in connection with acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. Loans receivable related to the firm’s relationship lending activities are reported within corporate loans.

•

Loans to Private Wealth Management Clients. Loans to private wealth management clients includes loans used by clients to finance private asset purchases, employ leverage for strategic investments in real or financial assets, bridge cash flow timing gaps or provide liquidity for other needs. Such loans are primarily secured by securities or other assets.

•

Loans Backed by Commercial Real Estate. Loans backed by commercial real estate includes loans extended by the firm that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Loans backed by commercial real estate also includes loans purchased by the firm.

•

Loans Backed by Residential Real Estate. Loans backed by residential real estate includes loans extended by the firm to clients who warehouse assets that are directly or indirectly secured by residential real estate. Loans backed by residential real estate also includes loans purchased by the firm.

•

Other Loans. Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans, and private student loans and other assets. Other loans also includes unsecured loans to individuals made through the firm’s online platform.

41	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchased Credit Impaired (PCI) Loans

Loans receivable includes PCI loans, which represent acquired loans or pools of loans with evidence of credit deterioration subsequent to their origination and where it is probable, at acquisition, that the firm will not be able to collect all contractually required payments. Loans acquired within the same reporting period, which have at least two common risk characteristics, one of which relates to their credit risk, are eligible to be pooled together and considered a single unit of account. PCI loans are initially recorded at acquisition price and the difference between the acquisition price and the expected cash flows (accretable yield) is recognized as interest income over the life of such loans or pools of loans on an effective yield method. Expected cash flows on PCI loans are determined using various inputs and assumptions, including default rates, loss severities, recoveries, amount and timing of prepayments and other macroeconomic indicators. The table below presents details about PCI loans.

	As of
$ in millions	June 2017	December 2016
Loans backed by commercial real estate	$1,421	$1,444

Loans backed by residential real estate	3,190	2,508

Other loans	14	18
Total gross carrying value	$4,625	$3,970
Total outstanding principal balance	$9,601	$8,515
Total accretable yield	$ 647	$ 526

The table below presents details about PCI loans at the time of acquisition.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Fair value	$ 826	$ 643	$1,088	$ 857

Expected cash flows	$ 914	$ 740	$1,210	$ 993

Contractually required cash flows	$2,176	$1,711	$2,808	$2,237

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

The table below presents gross loans receivable (excluding PCI loans of $4.63 billion and $3.97 billion as of June 2017 and December 2016, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of June 2017
Investment-grade	$19,065	$ 78,936	$ 98,001

Non-investment-grade	30,979	31,220	62,199
Total	$50,044	$110,156	$160,200
As of December 2016
Investment-grade	$18,434	$ 72,323	$ 90,757

Non-investment-grade	27,777	25,722	53,499
Total	$46,211	$ 98,045	$144,256
Regulatory Risk Rating
As of June 2017
Non-criticized/pass	$46,287	$106,659	$152,946

Criticized	3,757	3,497	7,254
Total	$50,044	$110,156	$160,200
As of December 2016
Non-criticized/pass	$43,146	$ 94,966	$138,112

Criticized	3,065	3,079	6,144
Total	$46,211	$ 98,045	$144,256

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Goldman Sachs June 2017 Form 10-Q	42

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

As of June 2017 and December 2016, the gross carrying value of impaired loans receivable (excluding PCI loans) on non-accrual status was $738 million and $404 million, respectively. As of June 2017 and December 2016, such loans included $210 million and $142 million, respectively, of corporate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were $127 million and $144 million, as of June 2017 and December 2016, respectively.

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of June 2017 and December 2016, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses.” As of June 2017 and December 2016, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

43	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions	Six Months Ended June 2017	Year Ended December 2016
Allowance for loan losses
Beginning balance	$509	$414

Charge-offs	(13)	(8)

Provision	236	138

Other	(15)	(35)
Ending balance	$717	$509
Allowance for losses on lending commitments
Beginning balance	$212	$188

Provision	67	44

Other	(21)	(20)
Ending balance	$258	$212

In the table above:

•	The provision for losses on loans and lending commitments is included in “Other principal transactions,” and was primarily related to corporate loans and corporate lending commitments.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	Portfolio level reserves included in the allowance for loan losses were $416 million and $370 million, as of June 2017 and December 2016, respectively, and were primarily related to corporate loans.

•

Specific loan-level reserves included in the allowance for loan losses were $201 million and $127 million, as of June 2017 and December 2016, respectively, and were substantially all related to corporate loans.

•	Reserves on PCI loans included in the allowance for loan losses were $100 million and $12 million, as of June 2017 and December 2016, respectively, and were related to loans backed by real estate.

•

As of June 2017 and December 2016, substantially all of the allowance for losses on lending commitments were related to corporate lending commitments and were primarily determined at the portfolio level.

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	June 2017	December 2016
Securities purchased under agreements to resell	$115,553	$116,925

Securities borrowed	$178,301	$184,600

Securities sold under agreements to repurchase	$ 83,635	$ 71,816

Securities loaned	$ 12,005	$ 7,524

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of June 2017 and December 2016, $70.30 billion and $82.40 billion of securities borrowed, and $4.75 billion and $2.65 billion of securities loaned were at fair value, respectively.

Goldman Sachs June 2017 Form 10-Q	44

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

Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold before or at the maturity of the agreement. The financial instruments purchased or sold in resale and repurchase agreements typically include U.S. government and agency, and investment-grade sovereign obligations.

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. While these agreements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2017 and December 2016.

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

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2017
Included in condensed consolidated statements of financial condition
Gross carrying value	$ 183,970	$ 183,199	$152,052	$16,903

Counterparty netting	(68,417)	(4,898)	(68,417)	(4,898)
Total	115,553	178,301	83,635	12,005
Amounts not offset
Counterparty netting	(8,775)	(4,731)	(8,775)	(4,731)

Collateral	(104,653)	(163,978)	(71,516)	(6,765)
Total	$ 2,125	$ 9,592	$ 3,344	$ 509
As of December 2016
Included in condensed consolidated statements of financial condition
Gross carrying value	$ 173,561	$ 189,571	$128,452	$12,495

Counterparty netting	(56,636)	(4,971)	(56,636)	(4,971)
Total	116,925	184,600	71,816	7,524
Amounts not offset
Counterparty netting	(8,319)	(4,045)	(8,319)	(4,045)

Collateral	(107,148)	(170,625)	(62,081)	(3,087)
Total	$ 1,458	$ 9,930	$ 1,416	$ 392

45	Goldman Sachs June 2017 Form 10-Q

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

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2017
Money market instruments	$ 392	$ —

U.S. government and agency obligations	48,443	—

Non-U.S. government and agency obligations	77,935	2,497

Securities backed by commercial real estate	29	—

Securities backed by residential real estate	490	—

Corporate loans and debt securities	9,344	1,171

State and municipal obligations	219	—

Other debt obligations	4	—

Equity securities	15,196	13,235
Total	$152,052	$16,903
As of December 2016
Money market instruments	$ 317	$ —

U.S. government and agency obligations	47,207	115

Non-U.S. government and agency obligations	56,156	1,846

Securities backed by commercial real estate	208	—

Securities backed by residential real estate	122	—

Corporate loans and debt securities	8,297	39

State and municipal obligations	831	—

Other debt obligations	286	—

Equity securities	15,028	10,495
Total	$128,452	$12,495

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of June 2017
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 44,387	$ 9,167

2 - 30 days	49,586	3,000

31 - 90 days	21,182	500

91 days - 1 year	22,997	2,950

Greater than 1 year	13,900	1,286
Total	$152,052	$16,903

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings includes arrangements that are nonrecourse. As of June 2017 and December 2016, nonrecourse other secured financings were $2.95 billion and $2.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of June 2017 and December 2016.

Goldman Sachs June 2017 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2017
Other secured financings (short-term):
At fair value	$ 5,194	$ 4,467	$ 9,661

At amortized cost	$ 100	$ 326	$ 426

Weighted average interest rates	3.61%	2.27%

Other secured financings (long-term):
At fair value	$ 7,032	$ 5,274	$12,306

At amortized cost	$ 40	$ —	$ 40

Weighted average interest rates	5.24%	—%
Total	$12,366	$10,067	$22,433
Other secured financings collateralized by:
Financial instruments	$10,827	$ 8,895	$19,722

Other assets	$ 1,539	$ 1,172	$ 2,711
As of December 2016
Other secured financings (short-term):
At fair value	$ 9,380	$ 3,738	$13,118

At amortized cost	$ —	$ —	$ —

Weighted average interest rates	—%	—%

Other secured financings (long-term):
At fair value	$ 5,562	$ 2,393	$ 7,955

At amortized cost	$ 145	$ 305	$ 450

Weighted average interest rates	4.06%	2.16%
Total	$15,087	$ 6,436	$21,523
Other secured financings collateralized by:
Financial instruments	$13,858	$ 5,974	$19,832

Other assets	$ 1,229	$ 462	$ 1,691

In the table above:

•

Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	Weighted average interest rates excludes other secured financings at fair value and includes the effect of hedging activities. See Note 7 for further information about hedging activities.

•

Total other secured financings included $269 million and $285 million related to transfers of financial assets accounted for as financings rather than sales as of June 2017 and December 2016, respectively. Such financings were collateralized by financial assets of $269 million and $285 million as of June 2017 and December 2016, respectively, primarily included in “Financial instruments owned.”

•

Other secured financings collateralized by financial instruments included $10.20 billion and $13.65 billion of other secured financings collateralized by financial instruments owned as of June 2017 and December 2016, respectively, and $9.52 billion and $6.18 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2017 and December 2016, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of June 2017
Other secured financings (short-term)	$10,087

Other secured financings (long-term):
2018	6,403

2019	1,765

2020	1,264

2021	519

2022	1,662

2023 - thereafter	733
Total other secured financings (long-term)	12,346
Total other secured financings	$22,433

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Collateral Received and Pledged

The firm receives cash and securities (e.g., U.S. government and agency, other sovereign and corporate obligations, as well as equity securities) as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. The firm obtains cash and securities as collateral on an upfront or contingent basis for derivative instruments and collateralized agreements to reduce its credit exposure to individual counterparties.

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

The firm also pledges certain financial instruments owned in connection with repurchase agreements, securities loaned transactions and other secured financings, and other assets (substantially all real estate and cash) in connection with other secured financings to counterparties who may or may not have the right to deliver or repledge them.

47	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	June 2017	December 2016
Collateral available to be delivered or repledged	$680,833	$634,609

Collateral that was delivered or repledged	$551,628	$495,717

In the table above, as of June 2017 and December 2016, collateral available to be delivered or repledged excludes $5.13 billion and $15.47 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

	As of
$ in millions	June 2017	December 2016
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$52,773	$51,278

Did not have the right to deliver or repledge	$79,376	$61,099

Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 4,665	$ 3,287

The firm also segregated $13.30 billion and $15.29 billion of securities included in “Financial instruments owned” as of June 2017 and December 2016, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

For transfers of financial assets that are not accounted for as sales, the assets remain in “Financial instruments owned” and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Notes 10 and 23 for further information about collateralized financings and interest expense, respectively.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Residential mortgages	$6,625	$6,826	$ 9,568	$7,395

Commercial mortgages	1,892	750	2,954	926

Other financial assets	395	—	395	—
Total	$8,912	$7,576	$12,917	$8,321
Retained interests cash flows	$ 81	$1,239	$ 142	$1,257

Goldman Sachs June 2017 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2017
U.S. government agency-issued collateralized mortgage obligations	$22,969	$ 932	$19

Other residential mortgage-backed	6,108	529	25

Other commercial mortgage-backed	3,320	94	6

CDOs, CLOs and other	2,425	52	4
Total	$34,822	$1,607	$54
As of December 2016
U.S. government agency-issued collateralized mortgage obligations	$25,140	$ 953	$24

Other residential mortgage-backed	3,261	540	6

Other commercial mortgage-backed	357	15	—

CDOs, CLOs and other	2,284	56	6
Total	$31,042	$1,564	$36

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $1.64 billion and $1.58 billion as of June 2017 and December 2016, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $77 million and $48 million as of June 2017 and December 2016, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	June 2017	December 2016
Fair value of retained interests	$1,587	$1,519

Weighted average life (years)	7.4	7.5

Constant prepayment rate	8.9%	8.1%

Impact of 10% adverse change	$ (15)	$ (14)

Impact of 20% adverse change	$ (28)	$ (28)

Discount rate	4.4%	5.3%

Impact of 10% adverse change	$ (36)	$ (37)

Impact of 20% adverse change	$ (70)	$ (71)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $52 million and a weighted average life of 4.3 years as of June 2017, and a fair value of $56 million and a weighted average life of 3.5 years as of December 2016. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2017 and December 2016. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $52 million and $56 million as of June 2017 and December 2016, respectively.

49	Goldman Sachs June 2017 Form 10-Q

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

Goldman Sachs June 2017 Form 10-Q	50

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

Consolidated VIEs. As a result of adoption as of January 1, 2016, “Real estate, credit-related and other investing” consolidated VIEs included $302 million of assets, substantially all included in “Financial instruments owned,” and $122 million of liabilities, included in “Other liabilities and accrued expenses” primarily related to investments in limited partnership entities that were previously classified as consolidated voting interest entities.

51	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss.

	As of
$ in millions	June 2017	December 2016
Total nonconsolidated VIEs
Assets in VIEs	$89,127	$70,083

Carrying value of variable interests — assets	7,665	6,199

Carrying value of variable interests — liabilities	169	254
Maximum exposure to loss:
Retained interests	1,607	1,564

Purchased interests	1,167	544

Commitments and guarantees	2,524	2,196

Derivatives	7,416	7,144

Loans and investments	4,550	3,760
Total maximum exposure to loss	$17,264	$15,208

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

•

Total maximum exposure to loss from commitments and guarantees, and derivatives included $1.38 billion and $1.28 billion as of June 2017 and December 2016, respectively, related to transactions with VIEs to which the firm transferred assets.

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of
$ in millions	June 2017	December 2016
Mortgage-backed
Assets in VIEs	$48,645	$32,714

Carrying value of variable interests — assets	2,643	1,936
Maximum exposure to loss:
Retained interests	1,555	1,508

Purchased interests	1,085	429

Commitments and guarantees	10	9

Derivatives	108	163
Total maximum exposure to loss	$ 2,758	$ 2,109
Corporate CDOs and CLOs
Assets in VIEs	$ 6,736	$ 5,391

Carrying value of variable interests — assets	980	393

Carrying value of variable interests — liabilities	16	25
Maximum exposure to loss:
Retained interests	1	2

Purchased interests	47	43

Commitments and guarantees	1,073	186

Derivatives	3,029	2,841

Loans and investments	728	94
Total maximum exposure to loss	$ 4,878	$ 3,166
Real estate, credit-related and other investing
Assets in VIEs	$10,192	$ 8,617

Carrying value of variable interests — assets	2,482	2,550

Carrying value of variable interests — liabilities	3	3
Maximum exposure to loss:
Commitments and guarantees	606	693

Loans and investments	2,482	2,550
Total maximum exposure to loss	$ 3,088	$ 3,243
Other asset-backed
Assets in VIEs	$ 6,403	$ 6,405

Carrying value of variable interests — assets	313	293

Carrying value of variable interests — liabilities	148	220
Maximum exposure to loss:
Retained interests	51	54

Purchased interests	35	72

Commitments and guarantees	275	275

Derivatives	4,273	4,134

Loans and investments	93	89
Total maximum exposure to loss	$ 4,727	$ 4,624
Investments in funds and other
Assets in VIEs	$17,151	$16,956

Carrying value of variable interests — assets	1,247	1,027

Carrying value of variable interests — liabilities	2	6
Maximum exposure to loss:
Commitments and guarantees	560	1,033

Derivatives	6	6

Loans and investments	1,247	1,027
Total maximum exposure to loss	$ 1,813	$ 2,066

In the table above, mortgage-backed included assets in VIEs of $407 million and $1.54 billion, and maximum exposure to loss of $187 million and $279 million, as of June 2017 and December 2016, respectively, related to CDOs backed by mortgage obligations.

Goldman Sachs June 2017 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both June 2017 and December 2016, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in “Financial instruments owned.”

•	Corporate CDOs and CLOs: Assets were included in “Financial instruments owned” and liabilities were included in “Financial instruments sold, but not yet purchased.”

•	Real estate, credit-related and other investing: Assets were primarily included in “Financial instruments owned” and liabilities were primarily included in “Other liabilities and accrued expenses.”

•	Other asset-backed: Substantially all assets were included in “Financial instruments owned” and liabilities were included in “Financial instruments sold, but not yet purchased.”

•	Investments in funds and other: Substantially all assets were included in “Financial instruments owned” and liabilities were included in “Financial instruments sold, but not yet purchased.”

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	June 2017	December 2016
Total consolidated VIEs
Assets
Cash and cash equivalents	$1,144	$ 300

Loans receivable	464	603

Financial instruments owned	1,248	2,047

Other assets	611	682
Total	$3,467	$3,632
Liabilities
Other secured financings	$1,625	$ 854

Payables to brokers, dealers and clearing organizations	—	1

Financial instruments sold, but not yet purchased	17	7

Unsecured short-term borrowings	198	197

Unsecured long-term borrowings	276	334

Other liabilities and accrued expenses	178	803
Total	$2,294	$2,196

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

•	Substantially all assets can only be used to settle obligations of the VIE.

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of
$ in millions	June 2017	December 2016
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 479	$ 300

Loans receivable	464	603

Financial instruments owned	890	1,708

Other assets	601	680
Total	$2,434	$3,291
Liabilities
Other secured financings	$ 338	$ 284

Payables to brokers, dealers and clearing organizations	—	1

Financial instruments sold, but not yet purchased	17	7

Other liabilities and accrued expenses	178	803
Total	$ 533	$1,095
CDOs, mortgage-backed and other asset-backed
Assets
Cash and cash equivalents	$ 665	$ —

Financial instruments owned	256	253

Other assets	10	2
Total	$ 931	$ 255
Liabilities
Other secured financings	$ 828	$ 139
Total	$ 828	$ 139
Principal-protected notes
Assets
Financial instruments owned	$ 102	$ 86
Total	$ 102	$ 86
Liabilities
Other secured financings	$ 459	$ 431

Unsecured short-term borrowings	198	197

Unsecured long-term borrowings	276	334
Total	$ 933	$ 962

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

53	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of
$ in millions	June 2017	December 2016
Property, leasehold improvements and equipment	$13,978	$12,070

Goodwill and identifiable intangible assets	4,080	4,095

Income tax-related assets	5,538	5,550

Equity-method investments	242	219

Miscellaneous receivables and other	4,612	3,547
Total	$28,450	$25,481

In the table above:

•

Equity-method investments exclude investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.37 billion and $7.92 billion as of June 2017 and December 2016, respectively, all of which are included in “Financial instruments owned.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

•	Miscellaneous receivables and other included $706 million and $682 million of investments in qualified affordable housing projects as of June 2017 and December 2016, respectively.

•

Miscellaneous receivables and other included $706 million and $87 million of debt securities accounted for as held-to-maturity as of June 2017 and December 2016, respectively. As of both June 2017 and December 2016, these securities were backed by residential real estate and had maturities of greater than ten years. These securities are carried at amortized cost and the carrying value of these securities approximated fair value as of June 2017 and December 2016. As these securities are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these securities been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of June 2017 and December 2016.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $8.21 billion and $7.68 billion as of June 2017 and December 2016, respectively. Property, leasehold improvements and equipment included $5.81 billion and $5.96 billion as of June 2017 and December 2016, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goodwill and Identifiable Intangible Assets

The table below presents the carrying value of goodwill.

	As of
$ in millions	June 2017	December 2016
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
FICC Client Execution	269	269

Equities client execution	2,403	2,403

Securities Services	105	105

Investing & Lending	2	2

Investment Management	608	606
Total	$3,668	$3,666

The table below presents the carrying value of identifiable intangible assets.

	As of
$ in millions	June 2017	December 2016
Institutional Client Services:
FICC Client Execution	$ 42	$ 65

Equities client execution	115	141

Investing & Lending	125	105

Investment Management	130	118
Total	$ 412	$ 429

Goldman Sachs June 2017 Form 10-Q	54

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

There were no events or changes in circumstances during the six months ended June 2017 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of June 2017.

Identifiable Intangible Assets. The table below presents the gross carrying value, accumulated amortization and net carrying value of identifiable intangible assets.

	As of
$ in millions	June 2017	December 2016
Customer lists
Gross carrying value	$ 1,088	$ 1,065

Accumulated amortization	(869)	(837)
Net carrying value	219	228

Other
Gross carrying value	560	543

Accumulated amortization	(367)	(342)
Net carrying value	193	201

Total
Gross carrying value	1,648	1,608

Accumulated amortization	(1,236)	(1,179)
Net carrying value	$ 412	$ 429

In the table above:

•	The net carrying value of other intangibles primarily includes intangible assets related to acquired leases and commodities transportation rights.

•

During the three and six months ended June 2017, the firm acquired $41 million (primarily related to customer lists) and $61 million (primarily related to acquired leases), respectively, of intangible assets with a weighted average amortization period of three years.

•	During 2016, the firm acquired $89 million (primarily related to acquired leases) of intangible assets with a weighted average amortization period of three years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

55	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Amortization	$29	$32	$70	$79

$ in millions	As of June 2017
Estimated future amortization
Remainder of 2017	$ 68

2018	$123

2019	$ 90

2020	$ 35

2021	$ 26

2022	$ 20

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

During both the six months ended June 2017 and June 2016, impairments were not material to the firm’s results of operations or financial condition.

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2017
Private bank and online retail	$58,922	$ 4,163	$ 63,085

Brokered certificates of deposit	—	31,546	31,546

Deposit sweep programs	15,864	—	15,864

Institutional	1	15,048	15,049
Total	$74,787	$50,757	$125,544
As of December 2016
Private bank and online retail	$61,166	$ 4,437	$ 65,603

Brokered certificates of deposit	—	34,905	34,905

Deposit sweep programs	16,019	—	16,019

Institutional	12	7,559	7,571
Total	$77,197	$46,901	$124,098

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits included $20.69 billion and $13.78 billion as of June 2017 and December 2016, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 2 years and 2.5 years as of June 2017 and December 2016, respectively.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of June 2017 and December 2016 were approximately $67.89 billion and $69.91 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices. Substantially all U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of
$ in millions	June 2017	December 2016
U.S. offices	$100,496	$106,037

Non-U.S. offices	25,048	18,061
Total	$125,544	$124,098

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2017
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2017	$ 5,219	$ 9,122	$14,341

2018	6,702	7,061	13,763

2019	5,439	11	5,450

2020	4,431	11	4,442

2021	3,585	42	3,627

2022	3,837	83	3,920

2023 - thereafter	4,892	322	5,214
Total	$34,105	$16,652	$50,757

As of June 2017, deposits in U.S. and non-U.S. offices included $1.43 billion and $13.16 billion, respectively, of time deposits that were greater than $250,000.

Goldman Sachs June 2017 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a majority of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. Accordingly, the carrying value of time deposits approximated fair value as of June 2017 and December 2016. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of June 2017 and December 2016.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	June 2017	December 2016
Other secured financings (short-term)	$10,087	$13,118

Unsecured short-term borrowings	42,966	39,265
Total	$53,053	$52,383

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2017 and December 2016.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	June 2017	December 2016
Current portion of unsecured long-term borrowings	$26,011	$23,528

Hybrid financial instruments	12,918	11,700

Other unsecured short-term borrowings	4,037	4,037
Total	$42,966	$39,265
Weighted average interest rate	2.24%	1.68%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude financial instruments accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	June 2017	December 2016
Other secured financings (long-term)	$ 12,346	$ 8,405

Unsecured long-term borrowings	203,647	189,086
Total	$215,993	$197,491

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2057, which consists principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2017
Fixed-rate obligations	$ 96,460	$34,575	$131,035

Floating-rate obligations	41,366	31,246	72,612
Total	$137,826	$65,821	$203,647
As of December 2016
Fixed-rate obligations	$ 96,113	$32,159	$128,272

Floating-rate obligations	36,748	24,066	60,814
Total	$132,861	$56,225	$189,086

In the table above:

•	Floating interest rates are generally based on LIBOR or Overnight Index Swap Rate. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.33%) and 1.60% to 10.04% (with a weighted average rate of 4.57%) as of June 2017 and December 2016, respectively.

57	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.07% to 13.00% (with a weighted average rate of 2.71%) and 0.02% to 13.00% (with a weighted average rate of 3.05%) as of June 2017 and December 2016, respectively.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of June 2017
2018	$ 12,430

2019	27,210

2020	22,398

2021	21,368

2022	18,010

2023 - thereafter	102,231
Total	$203,647

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

•

Unsecured long-term borrowings included $6.42 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $11 million in 2018, $253 million in 2019, $296 million in 2020, $533 million in 2021, $39 million in 2022, and $5.29 billion in 2023 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	June 2017	December 2016
Fixed-rate obligations:
At fair value	$ 145	$ 150

At amortized cost	83,052	74,718

Floating-rate obligations:
At fair value	33,615	29,260

At amortized cost	86,835	84,958
Total	$203,647	$189,086

In the table above, the weighted average interest rates on the aggregate amounts were 2.70% (3.62% related to fixed-rate obligations and 1.79% related to floating-rate obligations) and 2.87% (3.90% related to fixed-rate obligations and 1.97% related to floating-rate obligations) as of June 2017 and December 2016, respectively. These rates exclude financial instruments accounted for at fair value under the fair value option.

As of June 2017 and December 2016, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of June 2017 and December 2016.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both June 2017 and December 2016, subordinated debt had maturities ranging from 2018 to 2045. Subordinated debt that matures within one year of the financial statement date is included in “Unsecured short-term borrowings.”

The table below presents details about the firm’s subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of June 2017
Subordinated debt	$14,011	$16,188	4.29%

Junior subordinated debt	1,309	1,736	5.68%
Total	$15,320	$17,924	4.41%
As of December 2016
Subordinated debt	$15,058	$17,604	4.29%

Junior subordinated debt	1,360	1,809	5.70%
Total	$16,418	$19,413	4.41%

Goldman Sachs June 2017 Form 10-Q	58

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

During the three and six months ended June 2017, the firm repurchased or redeemed subordinated debt with a par amount of $1.37 billion (carrying value of $1.73 billion) for $1.62 billion. As a result, such debt was extinguished.

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

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of June 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.31 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.27 billion and $39.3 million, respectively. During the three and six months ended June 2017, the firm purchased $50 million (par amount) of Trust Preferred Securities and delivered these securities, along with $1.5 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2016, the outstanding par amount of junior subordinated debt held by the Trust was $1.36 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.32 billion and $40.8 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

59	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	June 2017	December 2016
Compensation and benefits	$ 5,008	$ 7,181

Noncontrolling interests	522	506

Income tax-related liabilities	1,610	1,794

Employee interests in consolidated funds	220	77

Subordinated liabilities of consolidated VIEs	21	584

Accrued expenses and other	4,691	4,220
Total	$ 12,072	$ 14,362

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	June 2017	December 2016
Commitments to extend credit
Commercial lending:
Investment-grade	$ 79,092	$ 73,664

Non-investment-grade	41,440	34,878

Warehouse financing	4,557	3,514
Total commitments to extend credit	125,089	112,056

Contingent and forward starting collateralized agreements	59,795	25,348

Forward starting collateralized financings	23,651	8,939

Letters of credit	377	373

Investment commitments	8,909	8,444

Other	5,012	6,014
Total commitments	$222,833	$161,174

The table below presents the firm’s commitments by period of expiration.

	As of June 2017
$ in millions	Remainder of 2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Commitments to extend credit
Commercial lending:
Investment-grade	$ 5,533	$27,371	$33,318	$12,870

Non-investment-grade	638	7,788	18,130	14,884

Warehouse financing	61	2,167	1,533	796
Total commitments to extend credit	6,232	37,326	52,981	28,550

Contingent and forward starting collateralized agreements	59,792	3	—	—

Forward starting collateralized financings	23,651	—	—	—

Letters of credit	131	206	—	40

Investment commitments	6,072	891	112	1,834

Other	4,640	313	16	43
Total commitments	$100,518	$38,739	$53,109	$30,467

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

As of June 2017 and December 2016, $110.16 billion and $98.05 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of June 2017 and December 2016, $8.25 billion and $6.87 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

Goldman Sachs June 2017 Form 10-Q	60

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.75 billion and $26.88 billion as of June 2017 and December 2016, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both June 2017 and December 2016. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of consumer and corporate loans.

Contingent and Forward Starting Collateralized Agreements / Forward Starting Collateralized Financings

Contingent and forward starting collateralized agreements includes resale and securities borrowing agreements, and forward starting collateralized financings includes repurchase and secured lending agreements that settle at a future date, generally within three business days. The firm also enters into commitments to provide contingent financing to its clients and counterparties through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.

Letters of Credit

The firm has commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.52 billion and $2.10 billion as of June 2017 and December 2016, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of June 2017
Remainder of 2017	$ 156

2018	296

2019	259

2020	226

2021	171

2022	117

2023 - thereafter	690
Total	$1,915

61	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rent charged to operating expense was $75 million and $60 million for the three months ended June 2017 and June 2016, respectively, and $145 million and $122 million for the six months ended June 2017 and June 2016, respectively.

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

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of June 2017
Carrying Value of Net Liability	$ 6,767	$ —	$ 51
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2017	$ 616,936	$37,666	$ 758

2018 - 2019	802,994	—	689

2020 - 2021	103,842	—	2,039

2022 - thereafter	97,421	—	313
Total	$1,621,193	$37,666	$3,799
As of December 2016
Carrying Value of Net Liability	$ 8,873	$ —	$ 50
Maximum Payout/Notional Amount by Period of Expiration
2017	$ 432,328	$33,403	$1,064

2018 - 2019	261,676	—	763

2020 - 2021	71,264	—	1,662

2022 - thereafter	51,506	—	173
Total	$ 816,774	$33,403	$3,662

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the tables in “Commitments” above for a summary of the firm’s commitments.

Goldman Sachs June 2017 Form 10-Q	62

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $38.79 billion and $34.33 billion as of June 2017 and December 2016, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

63	Goldman Sachs June 2017 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2017 and December 2016.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2017 and December 2016.

Guarantees of Subsidiaries. Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.) and GS Bank USA, subject to certain exceptions.

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

Note 19.

Shareholders’ Equity

Common Equity

On July 17, 2017, the Board of Directors of Group Inc. (Board) declared a dividend of $0.75 per common share to be paid on September 28, 2017 to common shareholders of record on August 31, 2017.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	June 2017
in millions, except per share amounts	Three Months Ended	Six Months Ended
Common share repurchases	6.6	12.8

Average cost per share	$221.92	$232.21

Total cost of common share repurchases	$ 1,466	$ 2,966

Goldman Sachs June 2017 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the six months ended June 2017, 12,165 shares were remitted with a total value of $3 million, and the firm cancelled 5.7 million of RSUs with a total value of $1.32 billion and 2.7 million of stock options with a total value of $647 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of June 2017.

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

65	Goldman Sachs June 2017 Form 10-Q

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

The table below presents the dividend rates of the firm’s perpetual preferred stock as of June 2017.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

O	5.30% per annum to, but excluding, November 10, 2026; 3 month LIBOR + 3.834% per annum thereafter

The tables below present dividends declared on the firm’s preferred stock.

	Three Months Ended June
	2017		2016
Series	per share	$ in millions	per share	$ in millions
A	$ 231.77	$ 7	$ 234.38	$ 7

B	$ 387.50	13	$ 387.50	13

C	$ 247.22	2	$ 250.00	2

D	$ 247.22	13	$ 250.00	13

E	$1,022.22	9	$1,022.22	13

F	$1,022.22	1	$1,022.22	3

I	$ 371.88	12	$ 371.88	12

J	$ 343.75	14	$ 343.75	14

K	$ 398.44	11	$ 398.44	11

L	$ 712.50	37	$ 712.50	37

M	$ 671.88	54	$ 671.88	54

N	$ 393.75	10	$ 336.88	9

O	$ 662.50	17	$ —	—
Total		$200		$188

	Six Months Ended June
	2017		2016
Series	per share	$ in millions	per share	$ in millions
A	$ 471.35	$ 14	$ 473.96	$ 14

B	$ 775.00	25	$ 775.00	25

C	$ 502.78	4	$ 505.56	4

D	$ 502.78	27	$ 505.56	27

E	$2,022.22	16	$2,033.33	31

F	$2,022.22	3	$2,033.33	8

I	$ 743.76	25	$ 743.76	25

J	$ 687.50	28	$ 687.50	28

K	$ 796.88	22	$ 796.88	22

L	$ 712.50	37	$ 712.50	37

M	$ 671.88	54	$ 671.88	54

N	$ 787.50	21	$ 336.88	9

O	$ 662.50	17	$ —	—
Total		$293		$284

Accumulated Other Comprehensive Loss

The table below presents changes in the accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Six Months Ended June 2017
Currency translation	$ (647)	$ 13	$ (634)

Debt valuation adjustment	(239)	(414)	(653)

Pension and postretirement liabilities	(330)	1	(329)

Available-for-sale securities	—	1	1
Total	$(1,216)	$(399)	$(1,615)
Year Ended December 2016
Currency translation	$ (587)	$ (60)	$ (647)

Debt valuation adjustment	305	(544)	(239)

Pension and postretirement liabilities	(131)	(199)	(330)
Total	$ (413)	$ (803)	$ (1,216)

In the table above, the beginning balance of accumulated other comprehensive loss for December 2016 has been adjusted to reflect the cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax. See Note 3 for further information about the adoption of ASU No. 2016-01. See Note 8 for further information about the debt valuation adjustment.

Goldman Sachs June 2017 Form 10-Q	66

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

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of June 2017 and December 2016. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of
	June 2017	December 2016
CET1 ratio	7.000%	5.875%

Tier 1 capital ratio	8.500%	7.375%

Total capital ratio	10.500%	9.375%

Tier 1 leverage ratio	4.000%	4.000%

In the table above:

•

The minimum capital ratios as of June 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the Global Systemically Important Bank (G-SIB) buffer of 2.5% (based on 2015 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•

The minimum capital ratios as of December 2016 reflect (i) the 25% phase-in of the capital conservation buffer of 2.5%, (ii) the 25% phase-in of the G-SIB buffer of 3% (based on 2014 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

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

67	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The G-SIB buffer, which is an extension of the capital conservation buffer, phases in ratably, beginning on January 1, 2016, becoming fully effective on January 1, 2019, and must consist entirely of capital that qualifies as CET1. The buffer must be calculated using two methodologies, the higher of which is reflected in the firm’s minimum risk-based capital ratios. The first calculation is based upon the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each G-SIB. The second calculation uses similar inputs, but it includes a measure of reliance on short-term wholesale funding. The firm’s G-SIB buffer will be updated annually based on financial data from the prior year, and will be generally applicable for the following year.

The Revised Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of June 2017, the Federal Reserve Board has set the countercyclical capital buffer at zero percent.

Failure to meet the capital levels inclusive of the buffers could limit the firm’s ability to distribute capital, including share repurchases and dividend payments, and to make certain discretionary compensation payments.

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

Goldman Sachs June 2017 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the six months ended June 2017 and exceeded its 99% one-day regulatory VaR on two occasions during the year ended December 2016. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of June 2017 and December 2016, and therefore such lower ratios applied to the firm as of these dates.

69	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	June 2017	December 2016
Common shareholders’ equity	$ 75,472	$ 75,690

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,943)	(2,874)

Deductions for investments in nonconsolidated financial institutions	—	(424)

Other adjustments	(361)	(346)
Common Equity Tier 1	72,168	72,046
Preferred stock	11,203	11,203

Deduction for investments in covered funds	(242)	(445)

Other adjustments	(128)	(364)
Tier 1 capital	$ 83,001	$ 82,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 83,001	$ 82,440

Qualifying subordinated debt	13,514	14,566

Junior subordinated debt issued to trusts	635	792

Allowance for losses on loans and lending commitments	976	722

Other adjustments	(27)	(6)
Standardized Tier 2 capital	15,098	16,074
Standardized Total capital	$ 98,099	$ 98,514
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 83,001	$ 82,440

Standardized Tier 2 capital	15,098	16,074

Allowance for losses on loans and lending commitments	(976)	(722)
Basel III Advanced Tier 2 capital	14,122	15,352
Basel III Advanced Total capital	$ 97,123	$ 97,792
RWAs
Standardized	$521,043	$496,676

Basel III Advanced	$575,762	$549,650
CET1 ratio
Standardized	13.9%	14.5%

Basel III Advanced	12.5%	13.1%
Tier 1 capital ratio
Standardized	15.9%	16.6%

Basel III Advanced	14.4%	15.0%
Total capital ratio
Standardized	18.8%	19.8%

Basel III Advanced	16.9%	17.8%
Tier 1 leverage ratio	9.3%	9.4%

In the table above:

•

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, includes goodwill of $3.67 billion as of both June 2017 and December 2016, and identifiable intangible assets of $330 million (80% of $412 million) and $257 million (60% of $429 million) as of June 2017 and December 2016, respectively, net of associated deferred tax liabilities of $1.06 billion and $1.05 billion as of June 2017 and December 2016, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Deductions for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2017 and December 2016, CET1 reflects 80% and 60% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

Deductions for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with the firm’s market-making activities. This deduction was not subject to a transition period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily includes accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deductions for such items are generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of June 2017 and December 2016, CET1 reflects 80% and 60% of such deductions, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

•

As of June 2017, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 50% included in Tier 2 capital and 50% fully phased out of regulatory capital. As of December 2016, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for additional information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for additional information about the firm’s subordinated debt.

Goldman Sachs June 2017 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Six Months Ended June 2017
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$72,046	$72,046

Change in common shareholders’ equity	(218)	(218)

Change in deductions for:
Transitional provisions	(426)	(426)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	2	2

Investments in nonconsolidated financial institutions	586	586

Change in other adjustments	178	178
Ending balance	$72,168	$72,168
Tier 1 capital
Beginning balance	$82,440	$82,440

Change in deductions for:
Transitional provisions	(274)	(274)

Investments in covered funds	203	203

Other net increase in CET1	548	548

Change in other adjustments	84	84
Ending balance	83,001	83,001
Tier 2 capital
Beginning balance	16,074	15,352

Change in qualifying subordinated debt	(1,052)	(1,052)

Redesignation of junior subordinated debt issued to trusts	(157)	(157)

Change in the allowance for losses on loans and lending commitments	254	—

Change in other adjustments	(21)	(21)
Ending balance	15,098	14,122
Total capital	$98,099	$97,123

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Change in common shareholders’ equity	162	162

Change in deductions for:
Transitional provisions	(839)	(839)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	16	16

Investments in nonconsolidated financial institutions	895	895

Change in other adjustments	449	449
Ending balance	$72,046	$72,046
Tier 1 capital
Beginning balance	$81,511	$81,511

Change in deductions for:
Transitional provisions	(558)	(558)

Investments in covered funds	(32)	(32)

Other net increase in CET1	1,522	1,522

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	3	3

Change in other adjustments	324	324
Ending balance	82,440	82,440
Tier 2 capital
Beginning balance	16,705	16,103

Change in qualifying subordinated debt	(566)	(566)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	120	—

Change in other adjustments	13	13
Ending balance	16,074	15,352
Total capital	$98,514	$97,792

In the tables above, the change in deductions for transitional provisions represent the increased phase-in of deductions from 60% to 80% (effective January 1, 2017) for the six months ended June 2017 and from 40% to 60% (effective January 1, 2016) for the year ended December 2016.

71	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	June 2017	December 2016
Credit RWAs
Derivatives	$122,820	$124,286

Commitments, guarantees and loans	123,003	115,744

Securities financing transactions	79,306	71,319

Equity investments	44,868	41,428

Other	66,782	58,636
Total Credit RWAs	436,779	411,413
Market RWAs
Regulatory VaR	7,650	9,750

Stressed VaR	24,888	22,475

Incremental risk	9,825	7,875

Comprehensive risk	4,075	5,338

Specific risk	37,826	39,825
Total Market RWAs	84,264	85,263
Total RWAs	$521,043	$496,676

	Basel III Advanced Rules as of
$ in millions	June 2017	December 2016
Credit RWAs
Derivatives	$ 96,880	$105,096

Commitments, guarantees and loans	138,499	122,792

Securities financing transactions	21,499	14,673

Equity investments	48,006	44,095

Other	71,964	63,431
Total Credit RWAs	376,848	350,087
Market RWAs
Regulatory VaR	7,650	9,750

Stressed VaR	24,888	22,475

Incremental risk	9,825	7,875

Comprehensive risk	3,475	4,550

Specific risk	37,826	39,825
Total Market RWAs	83,664	84,475
Total Operational RWAs	115,250	115,088
Total RWAs	$575,762	$549,650

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other primarily includes receivables, other assets, and cash and cash equivalents.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Six Months Ended June 2017
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$496,676	$549,650

Credit RWAs
Change in:
Deductions for transitional provisions	(233)	(233)

Derivatives	(1,466)	(8,216)

Commitments, guarantees and loans	7,259	15,707

Securities financing transactions	7,987	6,826

Equity investments	3,602	4,073

Other	8,217	8,604
Change in Credit RWAs	25,366	26,761
Market RWAs
Change in:
Regulatory VaR	(2,100)	(2,100)

Stressed VaR	2,413	2,413

Incremental risk	1,950	1,950

Comprehensive risk	(1,263)	(1,075)

Specific risk	(1,999)	(1,999)
Change in Market RWAs	(999)	(811)
Operational RWAs
Change in operational risk	—	162
Change in Operational RWAs	—	162
Ending balance	$521,043	$575,762

In the table above, the increased deductions for transitional provisions represent the increased phase-in of deductions from 60% to 80%, effective January 1, 2017.

Standardized Credit RWAs as of June 2017 increased by $25.37 billion compared with December 2016, primarily reflecting an increase in securities financing transactions, principally due to increased exposures, and commitments, guarantees and loans, principally due to increased lending activity. Standardized Market RWAs as of June 2017 decreased by $999 million compared with December 2016, primarily reflecting a decrease in regulatory VaR, and specific risk as a result of changes in risk exposures, partially offset by an increase in stressed VaR.

Basel III Advanced Credit RWAs as of June 2017 increased by $26.76 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans, principally due to increased lending activity. Basel III Advanced Market RWAs as of June 2017 decreased by $811 million compared with December 2016, primarily reflecting a decrease in regulatory VaR, and specific risk as a result of changes in risk exposures, partially offset by an increase in stressed VaR. Basel III Advanced Operational RWAs as of June 2017 were essentially unchanged compared with December 2016.

Goldman Sachs June 2017 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$524,107	$577,651

Credit RWAs
Change in:
Deductions for transitional provisions	(531)	(531)

Derivatives	(12,555)	(8,575)

Commitments, guarantees and loans	4,353	8,269

Securities financing transactions	(73)	(228)

Equity investments	4,196	4,440

Other	(4,095)	2,630
Change in Credit RWAs	(8,705)	6,005
Market RWAs
Change in:
Regulatory VaR	(2,250)	(2,250)

Stressed VaR	737	737

Incremental risk	(1,638)	(1,638)

Comprehensive risk	(387)	(167)

Specific risk	(15,188)	(15,188)
Change in Market RWAs	(18,726)	(18,506)
Operational RWAs
Change in operational risk	—	(15,500)
Change in Operational RWAs	—	(15,500)
Ending balance	$496,676	$549,650

In the table above, the increased deductions for transitional provisions represent the increased phase-in of deductions from 40% to 60%, effective January 1, 2016.

Standardized Credit RWAs as of December 2016 decreased by $8.71 billion compared with December 2015, primarily reflecting a decrease in derivatives, principally due to reduced exposures, and a decrease in receivables included in other credit RWAs reflecting the impact of firm and client activity. This decrease was partially offset by increases in commitments, guarantees and loans principally due to increased lending activity, and equity investments, principally due to increased exposures and the impact of market movements. Standardized Market RWAs as of December 2016 decreased by $18.73 billion compared with December 2015, primarily reflecting a decrease in specific risk as a result of reduced risk exposures.

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

73	Goldman Sachs June 2017 Form 10-Q

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

	Minimum Ratio as of
	June 2017	December 2016	“Well-capitalized” Minimum Ratio
CET1 ratio	5.750%	5.125%	6.5%

Tier 1 capital ratio	7.250%	6.625%	8.0%

Total capital ratio	9.250%	8.625%	10.0%

Tier 1 leverage ratio	4.000%	4.000%	5.0%

GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios as of June 2017 and December 2016. In the table above, the minimum capital ratios as of June 2017 reflect the 50% phase-in of the capital conservation buffer of 2.5% and the countercyclical capital buffer described above (0%). The minimum capital ratios as of December 2016 reflect the 25% phase-in of the capital conservation buffer of 2.5% and the countercyclical capital buffer described above (0%). GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers discussed above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of June 2017 and December 2016. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	June 2017	December 2016
Standardized
Common Equity Tier 1	$ 24,659	$ 24,485
Tier 1 capital	24,659	24,485

Tier 2 capital	2,466	2,382
Total capital	$ 27,125	$ 26,867
Basel III Advanced
Common Equity Tier 1	$ 24,659	$ 24,485
Tier 1 capital	24,659	24,485

Standardized Tier 2 capital	2,466	2,382

Allowance for losses on loans and lending commitments	(466)	(382)

Tier 2 capital	2,000	2,000
Total capital	$ 26,659	$ 26,485
RWAs
Standardized	$213,904	$204,232

Basel III Advanced	$143,099	$131,051
CET1 ratio
Standardized	11.5%	12.0%

Basel III Advanced	17.2%	18.7%
Tier 1 capital ratio
Standardized	11.5%	12.0%

Basel III Advanced	17.2%	18.7%
Total capital ratio
Standardized	12.7%	13.2%

Basel III Advanced	18.6%	20.2%
Tier 1 leverage ratio	15.7%	14.4%

The decrease in GS Bank USA’s Standardized and Basel III Advanced capital ratios from December 2016 to June 2017 is primarily due to an increase in credit RWAs, principally due to an increase in lending activity.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of June 2017 and December 2016, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs June 2017 Form 10-Q	74

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

As of June 2017 and December 2016, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.70 billion and $17.17 billion, respectively, which exceeded the amount required by $15.29 billion and $14.66 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2017 and December 2016, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2017 and December 2016, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of June 2017 and December 2016, Group Inc. was required to maintain $52.38 billion and $46.49 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $41.59 billion and $74.24 billion as of June 2017 and December 2016, respectively, which exceeded required reserve amounts by $41.43 billion and $74.09 billion as of June 2017 and December 2016, respectively.

75	Goldman Sachs June 2017 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2017	2016	2017	2016
Net earnings applicable to common shareholders	$1,631	$1,634	$3,793	$2,834
Weighted average number of basic shares	406.1	431.9	409.3	436.2

Effect of dilutive securities:
RSUs	5.1	4.3	4.9	3.9

Stock options	2.1	3.0	2.5	3.1
Dilutive securities	7.2	7.3	7.4	7.0
Weighted average number of basic shares and dilutive securities	413.3	439.2	416.7	443.2
Basic EPS	$ 4.00	$ 3.77	$ 9.24	$ 6.47

Diluted EPS	$ 3.95	$ 3.72	$ 9.10	$ 6.39

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 and $0.01 for the three months ended June 2017 and June 2016, respectively, and $0.03 for both the six months ended June 2017 and June 2016.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of less than 0.1 million for both the three and six months ended June 2017, and 6.0 million for both the three and six months ended June 2016.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Fees earned from funds	$715	$613	$1,425	$1,245

	As of
$ in millions	June 2017	December 2016
Fees receivable from funds	$ 625	$ 554

Aggregate carrying value of interests in funds	$6,218	$6,841

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $24 million and $26 million for the three months ended June 2017 and June 2016, respectively, and $49 million and $53 million for the six months ended June 2017 and June 2016, respectively. The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

As of June 2017 and December 2016, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million and $300 million, respectively. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of June 2017 and December 2016, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs June 2017 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Interest income
Deposits with banks	$ 193	$ 113	$ 355	$ 204

Collateralized agreements	397	209	678	318

Financial instruments owned	1,493	1,454	2,844	2,872

Loans receivable	635	432	1,200	844

Other interest	502	322	889	640
Total interest income	3,220	2,530	5,966	4,878
Interest expense
Deposits	315	225	589	394

Collateralized financings	212	124	348	242

Financial instruments sold, but not yet purchased	369	317	705	631

Short-term secured and unsecured borrowings	191	109	312	236

Long-term secured and unsecured borrowings	1,124	1,020	2,300	1,885

Other interest	221	(19)	408	(147)
Total interest expense	2,432	1,776	4,662	3,241
Net interest income	$ 788	$ 754	$1,304	$1,637

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

77	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2017
U.S. Federal	2011

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2011

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

During the first quarter of 2017, the firm concluded examinations with the Hong Kong tax authorities related to 2007 through 2015, with 2011 through 2015 subject to final review. The completion of these examinations did not have a material impact on the firm’s effective income tax rate.

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

Goldman Sachs June 2017 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s net revenues, pre-tax earnings and total assets by segment. Management believes that this information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Three Months Ended or as of June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Investment Banking
Financial Advisory	$ 749	$ 794	$ 1,505	$ 1,565
Equity underwriting	260	269	571	452

Debt underwriting	721	724	1,357	1,233
Total Underwriting	981	993	1,928	1,685
Total net revenues	1,730	1,787	3,433	3,250

Operating expenses	984	1,095	1,959	1,857
Pre-tax earnings	$ 746	$ 692	$ 1,474	$ 1,393
Segment assets	$ 2,076	$ 2,389
Institutional Client Services
FICC Client Execution	$ 1,159	$ 1,927	$ 2,844	$ 3,590
Equities client execution	687	587	1,239	1,057

Commissions and fees	764	745	1,502	1,623

Securities services	441	422	825	854
Total Equities	1,892	1,754	3,566	3,534
Total net revenues	3,051	3,681	6,410	7,124

Operating expenses	2,401	2,702	4,945	5,123
Pre-tax earnings	$ 650	$ 979	$ 1,465	$ 2,001
Segment assets	$688,864	$687,130
Investing & Lending
Equity securities	$ 1,180	$ 626	$ 1,978	$ 626

Debt securities and loans	396	485	1,062	572
Total net revenues	1,576	1,111	3,040	1,198

Operating expenses	763	581	1,513	1,024
Pre-tax earnings	$ 813	$ 530	$ 1,527	$ 174
Segment assets	$202,613	$191,346
Investment Management
Management and other fees	$ 1,284	$ 1,181	$ 2,503	$ 2,346

Incentive fees	81	37	202	83

Transaction revenues	165	135	325	269
Total net revenues	1,530	1,353	3,030	2,698

Operating expenses	1,230	1,091	2,448	2,227
Pre-tax earnings	$ 300	$ 262	$ 582	$ 471
Segment assets	$ 12,965	$ 15,978
Total net revenues	$ 7,887	$ 7,932	$15,913	$14,270

Total operating expenses	5,378	5,469	10,865	10,231
Total pre-tax earnings	$ 2,509	$ 2,463	$ 5,048	$ 4,039
Total assets	$906,518	$896,843

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Investment Banking	$ —	$ —	$ —	$ —

Institutional Client Services	372	446	575	1,149

Investing & Lending	349	247	592	383

Investment Management	67	61	137	105
Total net interest income	$788	$754	$1,304	$1,637

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Investment Banking	$ 33	$ 32	$ 66	$ 63

Institutional Client Services	123	114	245	228

Investing & Lending	64	59	121	113

Investment Management	45	40	90	80
Total depreciation and amortization	$265	$245	$ 522	$ 484

79	Goldman Sachs June 2017 Form 10-Q

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

	Three Months Ended June
$ in millions	2017		2016
Net revenues
Americas	$ 4,841	61%	$ 4,837	61%

EMEA	2,100	27%	2,198	28%

Asia	946	12%	897	11%
Total net revenues	$ 7,887	100%	$ 7,932	100%
Pre-tax earnings
Americas	$ 1,566	63%	$ 1,503	61%

EMEA	710	28%	746	30%

Asia	233	9%	214	9%
Total pre-tax earnings	$ 2,509	100%	$ 2,463	100%

	Six Months Ended June
$ in millions	2017		2016
Net revenues
Americas	$ 9,733	61%	$ 8,700	61%

EMEA	4,019	25%	3,858	27%

Asia	2,161	14%	1,712	12%
Total net revenues	$15,913	100%	$14,270	100%
Pre-tax earnings
Americas	$ 3,090	62%	$ 2,490	62%

EMEA	1,332	26%	1,145	28%

Asia	626	12%	404	10%
Total pre-tax earnings	$ 5,048	100%	$ 4,039	100%

In the tables above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	EMEA represents Europe, Middle East and Africa.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments held by the firm.

	As of
$ in millions	June 2017	December 2016
U.S. government and agency obligations	$74,238	$57,657

% of total assets	8.2%	6.7%

Non-U.S. government and agency obligations	$35,011	$29,381

% of total assets	3.9%	3.4%

Amounts in the table above are included in “Financial instruments owned.” As of June 2017 and December 2016, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

Goldman Sachs June 2017 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To reduce credit exposures, the firm may enter into agreements with counterparties that permit the firm to offset receivables and payables with such counterparties and/or enable the firm to obtain collateral on an upfront or contingent basis. Collateral obtained by the firm related to derivative assets is principally cash and is held by the firm or a third-party custodian. Collateral obtained by the firm related to resale agreements and securities borrowed transactions is primarily U.S. government and agency obligations and non-U.S. government and agency obligations. See Note 10 for further information about collateralized agreements and financings.

The table below presents U.S. government and agency obligations and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of
$ in millions	June 2017	December 2016
U.S. government and agency obligations	$76,060	$89,721

Non-U.S. government and agency obligations	$84,573	$80,234

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2017 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.5 billion in excess of the aggregate reserves for such matters.

81	Goldman Sachs June 2017 Form 10-Q

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

Mortgage-Related Matters

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

Goldman Sachs June 2017 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Various alleged purchasers of mortgage pass-through certificates and other mortgage-related products (including Massachusetts Mutual Life Insurance Company and the FDIC (as receiver for Guaranty Bank)) have filed complaints in federal court against firm affiliates, generally alleging that the offering documents for the securities that they purchased contained untrue statements of material fact and material omissions and generally seeking rescission and/or damages. Certain of these complaints name other firms as defendants.

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

Director Compensation-Related Litigation

On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The new complaint alleges that excessive compensation has been paid to the non-employee director defendants since 2015, and that certain disclosures in connection with soliciting stockholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. Defendants moved to dismiss on July 28, 2017.

SunEdison Bankruptcy Litigation

GS Bank USA is among the defendants named in an adversary proceeding filed on October 20, 2016 in the U.S. Bankruptcy Court for the Southern District of New York arising from the bankruptcy of SunEdison, Inc. (SunEdison). The complaint alleges that amounts transferred and liens granted by SunEdison to its secured creditors, including GS Bank USA, prior to filing for bankruptcy were fraudulent and preferential transfers. Plaintiffs seek to recoup those transfers, avoid those liens and disallow certain claims of the secured creditors. GS Bank USA received pre-filing payments from SunEdison aggregating $169 million that are subject to the recoupment claims and post-filing payments of $40 million that are subject to the avoidance and disallowance claims. On July 25, 2017, the court approved a settlement, which will resolve the litigation without any contribution by GS Bank USA, subject to consummation of the reorganization plan.

Currencies-Related Litigation

GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleges a conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and state consumer protection laws and seeks injunctive relief, as well as treble damages in an unspecified amount.

On July 12, 2017, GS&Co. and Group Inc. were named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York alleging that the defendants improperly delayed and cancelled orders placed on certain electronic currency trading platforms through a functionality referred to as “last look.” The complaint asserts claims under state common law for breach of contract and unjust enrichment and seeks injunctive relief, as well as punitive damages and restitution in unspecified amounts.

Financial Advisory Services

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

83	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Underwriting Litigation

Firm affiliates are among the defendants in a number of proceedings in connection with securities offerings. In these proceedings, including those described below, the plaintiffs assert class action or individual claims under federal and state securities laws and in some cases other applicable laws, allege that the offering documents for the securities that they purchased contained material misstatements and omissions, and generally seek compensatory and rescissory damages in unspecified amounts. Certain of these proceedings involve additional allegations.

Cobalt International Energy. Cobalt International Energy, Inc. (Cobalt), certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), affiliates of shareholders of Cobalt (including Group Inc.) and the underwriters (including GS&Co.) for certain offerings of Cobalt’s securities are defendants in a putative securities class action filed on November 30, 2014 in the U.S. District Court for the Southern District of Texas. The second consolidated amended complaint, filed on March 15, 2017, relates to a $1.67 billion February 2012 offering of Cobalt common stock, a $1.38 billion December 2012 offering of Cobalt’s convertible notes, a $1.00 billion January 2013 offering of Cobalt’s common stock, a $1.33 billion May 2013 offering of Cobalt’s common stock, and a $1.30 billion May 2014 offering of Cobalt’s convertible notes.

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

On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. On June 15, 2017, the court granted the plaintiffs’ motion for class certification and denied certain of the shareholder affiliates’ motions (including Group Inc.) to dismiss the claim alleging sales based on inside information. On June 29, 2017, the defendants petitioned the U.S. Court of Appeals for the Fifth Circuit for leave to appeal the class certification order. On July 13, 2017, the defendants moved for reconsideration of certain aspects of the court’s class certification order and for a stay of discovery pending resolution of the Fifth Circuit proceeding.

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

Goldman Sachs June 2017 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include Adeptus Health Inc. (Adeptus), its sponsor, and certain directors and officers of Adeptus. As to the underwriters, the complaints relate to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy.

TerraForm Global and SunEdison. GS&Co. is among the underwriters, placement agents and initial purchasers named as defendants in several putative class actions and individual actions filed beginning in October 2015 relating to the $675 million July 2015 initial public offering of the common stock of TerraForm Global, Inc. (TerraForm Global), the August 2015 public offering of $650 million of SunEdison convertible preferred stock, the June 2015 private placement of $335 million of TerraForm Global Class D units, and the August 2015 Rule 144A offering of $810 million principal amount of TerraForm Global senior notes. SunEdison is TerraForm Global’s controlling shareholder and sponsor. Beginning in October 2016, the pending cases were transferred to the U.S. District Court for the Southern District of New York.

On January 16, 2017, certain plaintiffs filed a consolidated amended complaint relating to TerraForm Global’s initial public offering, and, on March 17, 2017, certain plaintiffs filed a second amended complaint relating to SunEdison’s convertible preferred stock offering. The defendants also include TerraForm Global, SunEdison and certain of their directors and officers. Defendants moved to dismiss the class action complaints on June 9, 2017.

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

Valeant Pharmaceuticals International. GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint relates to the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec. The plaintiffs have moved for class certification and the parties have agreed to limit the proposed class by excluding U.S. purchasers in the offerings.

85	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co. is among the initial purchasers named as defendants in a putative class action filed on June 24, 2016 in the U.S. District Court for the District of New Jersey. In addition to the initial purchasers for Valeant’s Rule 144A debt offerings, the defendants include Valeant, certain directors and officers of Valeant, Valeant’s auditor and the underwriters for a common stock offering in which GS&Co. did not participate. As to GS&Co., the complaint relates to the June 2013 and November 2013 Rule 144A offerings described above. On April 28, 2017, the court dismissed all claims arising from the Rule 144A offerings as to which GS&Co. was an initial purchaser.

GS&Co. and GS Canada, as sole underwriters, sold 27,058,824 shares of common stock in the June 2013 offering representing an aggregate offering price of approximately $2.3 billion (of which 5,334,897 shares representing an aggregate offering price of approximately $453 million were sold to non-U.S. purchasers) and, as initial purchasers, sold approximately $1.3 billion and $293 million in principal amount of senior notes in the June 2013 and November 2013 Rule 144A offerings, respectively (with their proportional share of sales to non-U.S. purchasers being approximately CAD14.2 million in both offerings).

Snap Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed in California Superior Court, County of Los Angeles and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million.

Investment Management Services

Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.

Interest Rate Swap Antitrust Litigation

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

Goldman Sachs June 2017 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Default Swap Antitrust Litigation

Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in an antitrust action relating to the trading of credit default swaps filed in the U.S. District Court for the Southern District of New York on June 8, 2017 by the operator of a swap execution facility and certain of its affiliates. The complaint generally asserts claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of credit default swaps on the plaintiffs’ swap execution facility. The complaint seeks declaratory and injunctive relief, as well as treble damages in an unspecified amount.

Commodities-Related Litigation

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The third consolidated amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the third consolidated amended complaint on July 21, 2017.

U.S. Treasury Securities Litigation

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

Employment-Related Matters

On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages. On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge denied plaintiffs’ motion for reconsideration of that recommendation and granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On June 6, 2016, the district court affirmed the magistrate judge’s decision on intervention. On April 12, 2017, the district court denied defendants’ motion to dismiss the claims of the intervenors for lack of standing and mootness, which the court has certified for an interlocutory appeal, subject to acceptance by the appellate court.

87	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Regulatory Investigations and Reviews and Related Litigation

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs June 2017 Form 10-Q	88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of

The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2017, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

August 3, 2017

89	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the
	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Assets
U.S.	$ 66,480	$ 73,159	$ 70,340	$ 65,155

Non-U.S.	37,485	33,936	34,848	32,701
Total deposits with banks	103,965	107,095	105,188	97,856
U.S.	165,046	183,599	164,818	186,593

Non-U.S.	124,804	132,619	127,557	130,462
Total collateralized agreements	289,850	316,218	292,375	317,055
U.S.	166,961	143,524	159,711	150,418

Non-U.S.	109,850	102,775	107,341	100,238
Total financial instruments owned	276,811	246,299	267,052	250,656
U.S.	47,930	42,674	46,793	42,559

Non-U.S.	4,328	5,189	4,385	4,907
Total loans receivable	52,258	47,863	51,178	47,466
U.S.	40,635	37,549	37,547	36,071

Non-U.S.	40,815	30,530	39,806	32,108
Total other interest-earning assets	81,450	68,079	77,353	68,179
Total interest-earning assets	804,334	785,554	793,146	781,212
Cash and due from banks	11,935	16,205	11,700	15,183

Other non-interest-earning assets	83,100	90,658	82,131	91,845
Total assets	$899,369	$892,417	$886,977	$888,240
Liabilities
U.S.	$ 98,527	$ 98,642	$100,168	$ 90,827

Non-U.S.	23,740	17,857	21,262	17,028
Total interest-bearing deposits	122,267	116,499	121,430	107,855
U.S.	58,747	51,559	54,818	54,564

Non-U.S.	39,052	34,436	37,445	32,038
Total collateralized financings	97,799	85,995	92,263	86,602
U.S.	31,538	37,083	33,016	37,645

Non-U.S.	41,973	36,597	40,001	36,012
Total financial instruments sold, but not yet purchased	73,511	73,680	73,017	73,657
U.S.	36,322	45,330	36,447	44,640

Non-U.S.	12,480	14,951	12,898	14,391
Total short-term borrowings	48,802	60,281	49,345	59,031
U.S.	198,197	182,786	193,556	180,804

Non-U.S.	13,696	10,331	12,897	9,666
Total long-term borrowings	211,893	193,117	206,453	190,470
U.S.	135,454	147,059	135,101	149,826

Non-U.S.	61,712	61,359	60,153	61,801
Total other interest-bearing liabilities	197,166	208,418	195,254	211,627
Total interest-bearing liabilities	751,438	737,990	737,762	729,242
Non-interest-bearing deposits	3,621	2,830	3,517	2,664

Other non-interest-bearing liabilities	57,710	65,177	59,022	69,686
Total liabilities	812,769	805,997	800,301	801,592
Shareholders’ equity
Preferred stock	11,203	11,203	11,203	11,298

Common stock	75,397	75,217	75,473	75,350
Total shareholders’ equity	86,600	86,420	86,676	86,648
Total liabilities and shareholders’ equity	$899,369	$892,417	$886,977	$888,240
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	39.45%	38.83%	39.58%	38.46%

Liabilities	25.64%	23.79%	25.03%	23.44%

	Interest for the
	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Assets
U.S.	$ 178	$ 94	$ 327	$ 165

Non-U.S.	15	19	28	39
Total deposits with banks	193	113	355	204
U.S.	340	91	573	118

Non-U.S.	57	118	105	200
Total collateralized agreements	397	209	678	318
U.S.	1,013	993	1,943	1,983

Non-U.S.	480	461	901	889
Total financial instruments owned	1,493	1,454	2,844	2,872
U.S.	564	377	1,064	739

Non-U.S.	71	55	136	105
Total loans receivable	635	432	1,200	844
U.S.	377	227	667	455

Non-U.S.	125	95	222	185
Total other interest-earning assets	502	322	889	640
Total interest-earning assets	$3,220	$2,530	$5,966	$4,878
Liabilities
U.S.	$ 270	$ 203	$ 511	$ 349

Non-U.S.	45	22	78	45
Total interest-bearing deposits	315	225	589	394
U.S.	177	85	291	172

Non-U.S.	35	39	57	70
Total collateralized financings	212	124	348	242
U.S.	160	141	328	309

Non-U.S.	209	176	377	322
Total financial instruments sold, but not yet purchased	369	317	705	631
U.S.	182	94	295	210

Non-U.S.	9	15	17	26
Total short-term borrowings	191	109	312	236
U.S.	1,111	995	2,272	1,851

Non-U.S.	13	25	28	34
Total long-term borrowings	1,124	1,020	2,300	1,885
U.S.	139	(174)	176	(437)

Non-U.S.	82	155	232	290
Total other interest-bearing liabilities	221	(19)	408	(147)
Total interest-bearing liabilities	2,432	1,776	4,662	3,241
Net interest income
U.S.	$ 433	$ 438	$ 701	$1,006

Non-U.S.	355	316	603	631
Net interest income	$ 788	$ 754	$1,304	$1,637

Goldman Sachs June 2017 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Average Rate (annualized) for the
	Three Months Ended June		Six Months Ended June
	2017	2016	2017	2016
Assets
U.S.	1.07%	0.52%	0.94%	0.51%

Non-U.S.	0.16%	0.23%	0.16%	0.24%
Total deposits with banks	0.74%	0.42%	0.68%	0.42%
U.S.	0.83%	0.20%	0.70%	0.13%

Non-U.S.	0.18%	0.36%	0.17%	0.31%
Total collateralized agreements	0.55%	0.27%	0.47%	0.20%
U.S.	2.43%	2.78%	2.45%	2.65%

Non-U.S.	1.75%	1.80%	1.69%	1.78%
Total financial instruments owned	2.16%	2.37%	2.15%	2.30%
U.S.	4.72%	3.55%	4.59%	3.49%

Non-U.S.	6.58%	4.26%	6.25%	4.30%
Total loans receivable	4.87%	3.63%	4.73%	3.58%
U.S.	3.72%	2.43%	3.58%	2.54%

Non-U.S.	1.23%	1.25%	1.12%	1.16%
Total other interest-earning assets	2.47%	1.90%	2.32%	1.89%
Total interest-earning assets	1.61%	1.30%	1.52%	1.26%
Liabilities
U.S.	1.10%	0.83%	1.03%	0.77%

Non-U.S.	0.76%	0.50%	0.74%	0.53%
Total interest-bearing deposits	1.03%	0.78%	0.98%	0.73%
U.S.	1.21%	0.66%	1.07%	0.63%

Non-U.S.	0.36%	0.46%	0.31%	0.44%
Total collateralized financings	0.87%	0.58%	0.76%	0.56%
U.S.	2.03%	1.53%	2.00%	1.65%

Non-U.S.	2.00%	1.93%	1.90%	1.80%
Total financial instruments sold, but not yet purchased	2.01%	1.73%	1.95%	1.72%
U.S.	2.01%	0.83%	1.63%	0.95%

Non-U.S.	0.29%	0.40%	0.27%	0.36%
Total short-term borrowings	1.57%	0.73%	1.28%	0.80%
U.S.	2.25%	2.19%	2.37%	2.06%

Non-U.S.	0.38%	0.97%	0.44%	0.71%
Total long-term borrowings	2.13%	2.12%	2.25%	1.99%
U.S.	0.41%	(0.48)%	0.26%	(0.59)%

Non-U.S.	0.53%	1.02%	0.78%	0.94%
Total other interest-bearing liabilities	0.45%	(0.04)%	0.42%	(0.14)%
Total interest-bearing liabilities	1.30%	0.97%	1.27%	0.89%
Interest rate spread	0.31%	0.33%	0.25%	0.37%

U.S.	0.36%	0.37%	0.29%	0.42%

Non-U.S.	0.45%	0.42%	0.39%	0.42%
Net yield on interest-earning assets	0.39%	0.39%	0.33%	0.42%

In the tables above:

•

Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held. See the notes to the condensed consolidated financial statements for further information about such assets and liabilities.

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

•

In December 2016, the firm reclassified amounts related to cash and securities segregated for regulatory and other purposes that were previously included in total other interest-earning assets to total deposits with banks, total collateralized agreements, and total financial instruments owned. The firm also reclassified amounts related to cash segregated for regulatory and other purposes that were previously included in other non-interest-earning assets to cash and due from banks. Previously reported amounts have been conformed to the current presentation. See Note 3 to the condensed consolidated financial statements for further information about this reclassification.

91	Goldman Sachs June 2017 Form 10-Q

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2016 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. All references to June 2017, March 2017 and June 2016 refer to our periods ended, or the dates, as the context requires, June 30, 2017, March 31, 2017 and June 30, 2016, respectively. All references to December 2016 refer to the date December 31, 2016. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2017 versus June 2016. We generated net earnings of $1.83 billion and diluted earnings per common share of $3.95 for the second quarter of 2017, essentially unchanged and an increase of 6%, respectively, compared with $1.82 billion and $3.72 per share for the second quarter of 2016. Annualized return on average common shareholders’ equity was 8.7% for the second quarter of 2017, unchanged compared with the second quarter of 2016. Book value per common share was $187.32 as of June 2017, 1.3% higher compared with March 2017.

Net revenues were $7.89 billion for the second quarter of 2017, essentially unchanged compared with the second quarter of 2016, as lower net revenues in Institutional Client Services, reflecting significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution (FICC Client Execution), and slightly lower net revenues in Investment Banking were offset by significantly higher net revenues in Investing & Lending and higher net revenues in Investment Management.

Operating expenses were $5.38 billion for the second quarter of 2017, 2% lower than the second quarter of 2016, due to slightly lower compensation and benefits expenses. Non-compensation expenses were essentially unchanged.

We maintained strong capital ratios and liquidity. Our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 13.9% and 12.5%, respectively, and our global core liquid assets were $221 billion, all as of June 2017. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

Six Months Ended June 2017 versus June 2016. We generated net earnings of $4.09 billion and diluted earnings per common share of $9.10 for the first half of 2017, an increase of 38% and 42%, respectively, compared with $2.96 billion and $6.39 per share for the first half of 2016. Annualized return on average common shareholders’ equity was 10.1% for the first half of 2017, compared with 7.5% for the first half of 2016.

In the first quarter of 2017, as required, we adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” The impact from adoption in the first half of 2017 was a reduction to our provision for taxes of $485 million, which increased diluted earnings per common share by $1.16 and annualized return on average common shareholders’ equity by 1.3 percentage points. See Note 3 to the condensed consolidated financial statements for further information about this ASU.

Goldman Sachs June 2017 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues were $15.91 billion for the first half of 2017, 12% higher than the first half of 2016, due to significantly higher net revenues in Investing & Lending and higher net revenues in both Investment Management and Investment Banking. These results were partially offset by lower net revenues in Institutional Client Services, reflecting significantly lower net revenues in FICC Client Execution.

Operating expenses were $10.87 billion for the first half of 2017, 6% higher than the first half of 2016, due to higher compensation and benefits expenses, reflecting an increase in net revenues, and slightly higher non-compensation expenses.

Business Environment

Global

During the second quarter of 2017, global economic growth appeared to improve modestly compared with the previous quarter, as real gross domestic product (GDP) growth increased in the U.S., the Euro area and the U.K. and appeared to increase in Japan. Similar to the first quarter of 2017, global macroeconomic data remained strong throughout the second quarter, and volatility in equity, fixed income, currency and commodity markets remained low. France held a presidential election in May 2017 and the U.K. held a general election in June 2017, but neither resulted in a significant increase in volatility across markets. Major central banks continued to gradually tighten their stance on monetary policy, as the U.S. Federal Reserve increased its target federal funds rate in June 2017, and the European Central Bank decreased the pace of its monthly asset purchases beginning in April 2017. The price of crude oil (WTI) ended the quarter at approximately $46 per barrel, a decrease of 9% from the end of the first quarter. In investment banking, industry-wide announced and completed mergers and acquisitions volumes increased compared with the first quarter of 2017. Industry-wide equity underwriting offerings improved during the second quarter of 2017 and industry-wide debt underwriting offerings remained solid, but decreased compared with the first quarter of 2017.

United States

In the U.S., real GDP growth increased compared with the previous quarter, reflecting an increase in consumer spending growth. Measures of consumer confidence declined modestly, but remained high, and the pace of housing starts and home sales slowed, compared with the first quarter of 2017. The unemployment rate was 4.4% as of June 2017, slightly lower than the end of the first quarter, and measures of inflation decreased. Following a rate increase of 25 basis points in March 2017, the U.S. Federal Reserve increased its target rate for the federal funds rate again in June by 25 basis points to a range of 1.00% to 1.25%. The yield on the 10-year U.S. Treasury note ended the quarter at 2.30%, 9 basis points lower compared with the end of the first quarter. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 4%, 3% and 3%, respectively, compared with the end of the first quarter of 2017.

Europe

In the Euro area, real GDP growth increased compared with the first quarter of 2017, while measures of inflation were mixed. The European Central Bank maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%. In addition, the European Central Bank reduced the pace of its monthly asset purchases from €80 billion to €60 billion beginning in April 2017. Measures of unemployment remained high, but continued to decline, and the Euro appreciated by 7% against the U.S. dollar in the second quarter. In the U.K., real GDP growth increased compared with the previous quarter. The Bank of England maintained its official bank rate at 0.25%, and the British pound appreciated by 4% against the U.S. dollar. Yields on 10-year government bonds increased in Germany and the U.K., but decreased in France and Italy. In equity markets, the DAX Index, CAC 40 Index and FTSE 100 Index all ended the second quarter essentially unchanged compared with the end of the first quarter while the Euro Stoxx 50 Index decreased by 2%.

93	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asia

In Japan, real GDP growth appeared to increase compared with the first quarter of 2017. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year Japanese government bonds of approximately 0%. The yield on 10-year Japanese government bonds rose slightly, the U.S. dollar appreciated by 1% against the Japanese yen, and the Nikkei 225 Index increased by 6% in the second quarter. In China, real GDP growth remained stable during the quarter and measures of inflation increased. The People’s Bank of China maintained a neutral monetary policy stance in the second quarter. The U.S. dollar depreciated by 1% against the Chinese yuan compared with the end of the first quarter, and in equity markets, the Hang Seng Index increased by 7% while the Shanghai Composite Index decreased by 1%. In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar was essentially unchanged against the Indian rupee, and the BSE Sensex Index increased by 4% compared with the end of the first quarter of 2017.

Critical Accounting Policies

Fair Value

Fair Value Hierarchy. Financial instruments owned and Financial instruments sold, but not yet purchased (i.e., inventory), as well as certain other financial assets and financial liabilities, are reflected in our condensed consolidated statements of financial condition at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our condensed consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting policy.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of June 2017, March 2017 and December 2016, level 3 financial assets represented 2.3%, 2.6% and 2.7%, respectively, of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs June 2017 Form 10-Q	94

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

During the fourth quarter of 2016, we determined that goodwill for all reporting units was not impaired. There were no events or changes in circumstances during the six months ended June 2017 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of June 2017. See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

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

95	Goldman Sachs June 2017 Form 10-Q

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

Use of Estimates

U.S. GAAP requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining provisions for losses that may arise from litigation, regulatory proceedings (including governmental investigations) and tax audits, and the allowance for losses on loans receivable and lending commitments held for investment.

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

Goldman Sachs June 2017 Form 10-Q	96

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

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2017	2016	2017	2016
Net revenues	$ 7,887	$ 7,932	$15,913	$14,270

Pre-tax earnings	$ 2,509	$ 2,463	$ 5,048	$ 4,039

Net earnings	$ 1,831	$ 1,822	$ 4,086	$ 2,957

Net earnings applicable to common shareholders	$ 1,631	$ 1,634	$ 3,793	$ 2,834

Diluted earnings per common share	$ 3.95	$ 3.72	$ 9.10	$ 6.39

Annualized return on average common shareholders’ equity	8.7%	8.7%	10.1%	7.5%

Annualized net earnings to average assets	0.8%	0.8%	0.9%	0.7%

Annualized return on average total shareholders’ equity	8.5%	8.4%	9.4%	6.8%

Total average equity to average assets	9.6%	9.7%	9.8%	9.8%

Dividend payout ratio	19.0%	17.5%	15.4%	20.3%

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

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Total shareholders’ equity	$ 86,600	$ 86,420	$ 86,676	$ 86,648

Preferred stock	(11,203)	(11,203)	(11,203)	(11,298)
Common shareholders’ equity	$ 75,397	$ 75,217	$ 75,473	$ 75,350

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item in the condensed consolidated statements of earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Investment banking	$1,730	$1,787	$ 3,433	$ 3,250

Investment management	1,433	1,260	2,830	2,522

Commissions and fees	794	777	1,565	1,694

Market making	1,915	2,490	4,333	4,352

Other principal transactions	1,227	864	2,448	815
Total non-interest revenues	7,099	7,178	14,609	12,633
Interest income	3,220	2,530	5,966	4,878

Interest expense	2,432	1,776	4,662	3,241
Net interest income	788	754	1,304	1,637
Total net revenues	$7,887	$7,932	$15,913	$14,270

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

97	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first half of 2017, generally higher asset prices and tighter credit spreads were supportive of industry-wide underwriting activities, investment management performance and other principal transactions. However, low levels of volatility in equity, fixed income, currency and commodity markets, combined with low client conviction to transact, continued to negatively affect our market-making activities, particularly in fixed income, currency and commodity products. In addition, oil and natural gas prices further declined from already low levels in the first quarter of 2017.

If the trend of low volatility continues over the long term and market-making activity levels continue to decline, or if investment banking activity levels decline, or if asset prices decline, or if assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended June 2017 versus June 2016

Net revenues in the condensed consolidated statements of earnings were $7.89 billion for the second quarter of 2017, essentially unchanged compared with the second quarter of 2016, as significantly lower market making revenues and slightly lower investment banking revenues were offset by significantly higher other principal transactions revenues, higher investment management revenues and slightly higher net interest income and commissions and fees.

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $1.73 billion for the second quarter of 2017, 3% lower than the second quarter of 2016. Revenues in financial advisory were lower compared with the second quarter of 2016, reflecting a decrease in industry-wide completed mergers and acquisitions. Revenues in underwriting were essentially unchanged compared with the second quarter of 2016. Revenues in debt underwriting were essentially unchanged compared with a strong prior year period. Revenues in equity underwriting were slightly lower, reflecting lower revenues from convertible offerings.

Investment management revenues in the condensed consolidated statements of earnings were $1.43 billion for the second quarter of 2017, 14% higher than the second quarter of 2016, due to higher management and other fees, primarily reflecting higher average assets under supervision, as well as higher incentive fees and transaction revenues.

Commissions and fees in the condensed consolidated statements of earnings were $794 million for the second quarter of 2017, 2% higher than the second quarter of 2016, as global futures volumes for both us and the market increased.

Market making revenues in the condensed consolidated statements of earnings were $1.92 billion for the second quarter of 2017, 23% lower than the second quarter of 2016, due to significantly lower revenues in interest rate products, commodities, credit products and currencies and lower revenues in equity derivative products. These results were partially offset by significantly higher revenues in equity cash products and improved results in mortgages.

Other principal transactions revenues in the condensed consolidated statements of earnings were $1.23 billion for the second quarter of 2017, 42% higher than the second quarter of 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by corporate performance and company-specific events. These results were partially offset by significantly lower revenues in debt securities and loans, primarily reflecting lower net gains from investments in debt instruments.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $788 million for the second quarter of 2017, 5% higher than the second quarter of 2016, reflecting an increase in interest income primarily due to higher interest income from loans receivable due to higher yields and an increase in total average loans receivable, the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, and an increase in total average other interest-earning assets. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, short-term borrowings, interest-bearing deposits and collateralized financings, as well as an increase in total average long-term borrowings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Six Months Ended June 2017 versus June 2016

Net revenues in the condensed consolidated statements of earnings were $15.91 billion for the first half of 2017, 12% higher than the first half of 2016, due to significantly higher other principal transactions revenues and higher investment management revenues and investment banking revenues. These results were partially offset by significantly lower net interest income and lower commissions and fees. Market making revenues were essentially unchanged.

Goldman Sachs June 2017 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $3.43 billion for the first half of 2017, 6% higher than the first half of 2016. Revenues in financial advisory were slightly lower compared with the first half of 2016. Industry-wide completed mergers and acquisitions declined compared with the same prior year period. Revenues in underwriting were higher compared with the first half of 2016, due to higher revenues in debt underwriting, primarily reflecting an increase in industry-wide leveraged finance activity, and significantly higher revenues in equity underwriting, reflecting an increase in industry-wide offerings.

Investment management revenues in the condensed consolidated statements of earnings were $2.83 billion for the first half of 2017, 12% higher than the first half of 2016, due to higher management and other fees, primarily reflecting higher average assets under supervision, as well as higher incentive fees and transaction revenues.

Commissions and fees in the condensed consolidated statements of earnings were $1.57 billion for the first half of 2017, 8% lower than the first half of 2016, reflecting a decline in our listed cash equity volumes in the U.S., consistent with market volumes in the region.

Market making revenues in the condensed consolidated statements of earnings were $4.33 billion for the first half of 2017, essentially unchanged compared with the first half of 2016, as significantly lower revenues in both commodities and credit products and lower revenues in both interest rate products and currencies were offset by significantly higher revenues in both mortgages and equity cash products and higher revenues in equity derivative products.

Other principal transactions revenues in the condensed consolidated statements of earnings were $2.45 billion for the first half of 2017, significantly higher compared with the first half of 2016, primarily due to a significant increase in revenues in equities securities. This increase primarily reflected a significant increase in net gains from private equities, which were positively impacted by corporate performance and company-specific events. In addition, net gains from public equities were also significantly higher, as global equity prices generally increased during the first half of 2017. Revenues in debt securities and loans were also significantly higher compared with the first half of 2016, primarily reflecting higher net gains from investments in debt instruments.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $1.30 billion for the first half of 2017, 20% lower than the first half of 2016, reflecting an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, long-term borrowings and interest-bearing deposits, as well as increases in total average long-term borrowings, interest-bearing deposits and collateralized financings. The increase in interest expense was partially offset by higher interest income primarily due to the impact of higher interest rates on collateralized agreements and higher interest income from loans receivable, due to higher yields and an increase in total average loans receivable, and other interest-earning assets, due to the impact of higher interest rates and an increase in total average other interest-earning assets. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. In addition, see “Use of Estimates” for further information about expenses that may arise from compensation and benefits, and litigation and regulatory proceedings.

The table below presents our operating expenses and total staff (including employees, consultants and temporary staff).

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Compensation and benefits	$ 3,233	$ 3,331	$ 6,524	$ 5,993

Brokerage, clearing, exchange and distribution fees	663	625	1,278	1,316

Market development	141	112	275	234

Communications and technology	224	205	447	402

Depreciation and amortization	265	245	522	484

Occupancy	190	181	366	364

Professional fees	229	231	434	451

Other expenses	433	539	1,019	987
Total non-compensation expenses	2,145	2,138	4,341	4,238
Total operating expenses	$ 5,378	$ 5,469	$10,865	$10,231
Total staff at period-end	34,100	34,800

99	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2017 versus June 2016. Operating expenses in the condensed consolidated statements of earnings were $5.38 billion for the second quarter of 2017, 2% lower than the second quarter of 2016. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $3.23 billion for the second quarter of 2017, 3% lower than the second quarter of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $2.15 billion for the second quarter of 2017, essentially unchanged compared with the second quarter of 2016, as higher brokerage, clearing, exchange and distribution fees, higher market development expenses and higher depreciation and amortization expenses were offset by lower other expenses, reflecting lower net provisions for litigation and regulatory proceedings. Net provisions for litigation and regulatory proceedings for the second quarter of 2017 were $22 million compared with $126 million for the second quarter of 2016.

As of June 2017, total staff was unchanged compared with March 2017.

Six Months Ended June 2017 versus June 2016. Operating expenses in the condensed consolidated statements of earnings were $10.87 billion for the first half of 2017, 6% higher than the first half of 2016. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $6.52 billion for the first half of 2017, 9% higher than the first half of 2016, reflecting an increase in net revenues. The ratio of compensation and benefits to net revenues for the first half of 2017 was 41.0% compared with 42.0% for the first half of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $4.34 billion for the first half of 2017, 2% higher than the first half of 2016, reflecting higher communications and technology expenses, higher market development expenses and higher depreciation and amortization expenses, partially offset by lower brokerage, clearing, exchange and distribution fees. Net provisions for litigation and regulatory proceedings for the first half of 2017 were $161 million compared with $203 million for the first half of 2016.

As of June 2017, total staff was essentially unchanged compared with December 2016.

Provision for Taxes

The effective income tax rate for the first half of 2017 was 19.1%. The decrease compared with the full year effective income tax rate of 28.2% for 2016 was primarily due to tax benefits on the settlement of employee share-based awards in accordance with ASU No. 2016-09. The impact of these settlements in the first half of 2017 was a reduction to our provision for taxes of $485 million (including $475 million in the first quarter of 2017) and a reduction in our effective income tax rate of 9.6 percentage points. See Note 3 to the condensed consolidated financial statements for further information about this ASU. The increase compared with the effective income tax rate of 11.2% for the first quarter of 2017 was primarily due to a decrease in the impact of tax benefits from the settlement of employee share-based awards in the first half of 2017 compared with the first quarter of 2017.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Investment Banking
Net revenues	$1,730	$1,787	$ 3,433	$ 3,250

Operating expenses	984	1,095	1,959	1,857
Pre-tax earnings	$ 746	$ 692	$ 1,474	$ 1,393
Institutional Client Services
Net revenues	$3,051	$3,681	$ 6,410	$ 7,124

Operating expenses	2,401	2,702	4,945	5,123
Pre-tax earnings	$ 650	$ 979	$ 1,465	$ 2,001
Investing & Lending
Net revenues	$1,576	$1,111	$ 3,040	$ 1,198

Operating expenses	763	581	1,513	1,024
Pre-tax earnings	$ 813	$ 530	$ 1,527	$ 174
Investment Management
Net revenues	$1,530	$1,353	$ 3,030	$ 2,698

Operating expenses	1,230	1,091	2,448	2,227
Pre-tax earnings	$ 300	$ 262	$ 582	$ 471

Total net revenues	$7,887	$7,932	$15,913	$14,270

Total operating expenses	5,378	5,469	10,865	10,231
Total pre-tax earnings	$2,509	$2,463	$ 5,048	$ 4,039

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 25 to the condensed consolidated financial statements for further information about our business segments.

Goldman Sachs June 2017 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Financial Advisory	$ 749	$ 794	$1,505	$1,565

Equity underwriting	260	269	571	452

Debt underwriting	721	724	1,357	1,233
Total Underwriting	981	993	1,928	1,685
Total net revenues	1,730	1,787	3,433	3,250

Operating expenses	984	1,095	1,959	1,857
Pre-tax earnings	$ 746	$ 692	$1,474	$1,393

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June
$ in billions	2017	2016	2017	2016
Announced mergers and acquisitions	$ 202	$ 206	$ 360	$ 401

Completed mergers and acquisitions	$ 201	$ 356	$ 411	$ 619

Equity and equity-related offerings	$ 14	$ 10	$ 31	$ 21

Debt offerings	$ 73	$ 71	$ 154	$ 144

In the table above:

•	Volumes are per Dealogic. Prior periods have been conformed to reflect volumes per Dealogic.
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

Operating Environment. During the second quarter of 2017, industry-wide announced and completed mergers and acquisitions volumes increased compared with the first quarter of 2017, but remained lower than the robust level of volumes during 2016, as the operating environment, including uncertainty about potential policy changes in the U.S., weighed on activity. In underwriting, generally higher equity prices and tighter credit spreads during the second quarter of 2017 continued to contribute to a relatively favorable financing environment in the first half of 2017. As a result, industry-wide equity underwriting offerings improved during the first half of 2017 from the low levels of activity during 2016, which began with a challenging first quarter. In addition, industry-wide debt underwriting offerings, particularly investment-grade and leveraged financed activity, remained solid during the second quarter of 2017, but decreased compared with the first quarter of 2017. In the future, if industry-wide activity levels in mergers and acquisitions or equity underwriting decline or if industry-wide activity levels in debt underwriting continue the downward trend, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended June 2017 versus June 2016. Net revenues in Investment Banking were $1.73 billion for the second quarter of 2017, 3% lower than the second quarter of 2016.

Net revenues in Financial Advisory were $749 million, 6% lower than the second quarter of 2016, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were $981 million, essentially unchanged compared with the second quarter of 2016. Net revenues in debt underwriting were essentially unchanged compared with a strong prior year period. Net revenues in equity underwriting were slightly lower, reflecting lower net revenues from convertible offerings.

101	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $984 million for the second quarter of 2017, 10% lower than the second quarter of 2016, primarily due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $746 million in the second quarter of 2017, 8% higher than the second quarter of 2016.

As of June 2017, our investment banking transaction backlog increased compared with March 2017. This increase was due to significantly higher estimated net revenues from potential underwriting transactions, primarily reflecting an increase in acquisition-related financing. Estimated net revenues from potential debt and equity underwriting transactions both increased. Estimated net revenues from potential advisory transactions were essentially unchanged.

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

Six Months Ended June 2017 versus June 2016. Net revenues in Investment Banking were $3.43 billion for the first half of 2017, 6% higher than the first half of 2016.

Net revenues in Financial Advisory were $1.51 billion, 4% lower than the first half of 2016. Industry-wide completed mergers and acquisitions declined compared with the same prior year period. Net revenues in Underwriting were $1.93 billion, 14% higher than the first half of 2016, due to higher net revenues in debt underwriting, primarily reflecting an increase in industry-wide leveraged finance activity, and significantly higher net revenues in equity underwriting, reflecting an increase in industry-wide offerings.

Operating expenses were $1.96 billion for the first half of 2017, 5% higher than the first half of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $1.47 billion in the first half of 2017, 6% higher than the first half of 2016.

As of June 2017, our investment banking transaction backlog increased compared with December 2016. This increase was due to significantly higher estimated net revenues from potential underwriting transactions, primarily reflecting an increase in acquisition-related financing. Estimated net revenues from potential debt and equity underwriting transactions both increased. These increases were partially offset by lower estimated net revenues from potential advisory transactions, principally related to mergers and acquisitions.

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

Goldman Sachs June 2017 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market-Making Activities

As a market maker, we facilitate transactions in both liquid and less liquid markets, primarily for institutional clients, such as corporations, financial institutions, investment funds and governments, to assist clients in meeting their investment objectives and in managing their risks. In this role, we seek to earn the difference between the price at which a market participant is willing to sell an instrument to us and the price at which another market participant is willing to buy it from us, and vice versa (i.e., bid/offer spread). In addition, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory to actively manage our risk exposures that arise from these market-making activities. Our market-making inventory is recorded in financial instruments owned (long positions) or financial instruments sold, but not yet purchased (short positions) in our condensed consolidated statements of financial condition.

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
FICC Client Execution	$1,159	$1,927	$2,844	$3,590
Equities client execution	687	587	1,239	1,057

Commissions and fees	764	745	1,502	1,623

Securities services	441	422	825	854
Total Equities	1,892	1,754	3,566	3,534
Total net revenues	3,051	3,681	6,410	7,124

Operating expenses	2,401	2,702	4,945	5,123
Pre-tax earnings	$ 650	$ 979	$1,465	$2,001

The table below presents net revenues of our Institutional Client Services segment by line item in the condensed consolidated statements of earnings. See “Net Revenues” above for further information about market making revenues, commissions and fees and net interest income.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended June 2017
Market making	$ 902	$1,013	$1,915

Commissions and fees	—	764	764

Net interest income	257	115	372
Total net revenues	$1,159	$1,892	$3,051
Three Months Ended June 2016
Market making	$1,675	$ 815	$2,490

Commissions and fees	—	745	745

Net interest income	252	194	446
Total net revenues	$1,927	$1,754	$3,681
Six Months Ended June 2017
Market making	$2,559	$1,774	$4,333

Commissions and fees	—	1,502	1,502

Net interest income	285	290	575
Total net revenues	$2,844	$3,566	$6,410
Six Months Ended June 2016
Market making	$2,883	$1,469	$4,352

Commissions and fees	—	1,623	1,623

Net interest income	707	442	1,149
Total net revenues	$3,590	$3,534	$7,124

In the table above:

•	The difference between commissions and fees and those in the condensed consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See Note 25 to the condensed consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution, for the periods in the table above, was client activity.

103	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. Many of the themes that impacted the operating environment for Institutional Client Services in the first quarter of 2017 continued into the second quarter of 2017 as volatility levels in equity, fixed income, currency and commodity markets remained low. This, combined with low client conviction to transact, continued to negatively affect client activity across businesses, particularly in FICC Client Execution. In addition, oil and natural gas prices further declined from their already low levels in the first quarter of 2017 to approximately $46 per barrel (WTI) and $3.04 per million British thermal units, respectively. However, global equity markets continued to generally increase during both the first and second quarters of 2017 (with the MSCI World Index up 10% in the first half of 2017). In credit markets, spreads generally tightened during the first half of 2017.

If the trend of low volatility continues over the long term and activity levels continue to decline, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended June 2017 versus June 2016. Net revenues in Institutional Client Services were $3.05 billion for the second quarter of 2017, 17% lower than the second quarter of 2016.

Net revenues in FICC Client Execution were $1.16 billion for the second quarter of 2017, 40% lower than the second quarter of 2016, primarily reflecting significantly lower client activity.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the second quarter of 2016:

•	Net revenues in interest rate products, credit products and currencies were all significantly lower, primarily reflecting lower client activity.

•

Net revenues in commodities were also significantly lower and our lowest quarterly results. This decrease reflected the impact of challenging market-making conditions on our inventory, particularly in energy products, and lower client activity.

•	Net revenues in mortgages were higher, reflecting favorable market-making conditions including generally tighter spreads.

Net revenues in Equities were $1.89 billion for the second quarter of 2017, 8% higher than the second quarter of 2016, primarily due to higher net revenues in equities client execution, reflecting higher results in both cash products and derivatives. Net revenues from securities services were slightly higher compared with the second quarter of 2016. Commissions and fees were also slightly higher, as global futures volumes for both us and the market increased.

Operating expenses were $2.40 billion for the second quarter of 2017, 11% lower than the second quarter of 2016, due to decreased compensation and benefits expenses, reflecting lower net revenues. This decrease was partially offset by higher brokerage, clearing, exchange and distribution fees. Pre-tax earnings were $650 million in the second quarter of 2017, 34% lower than the second quarter of 2016.

Six Months Ended June 2017 versus June 2016. Net revenues in Institutional Client Services were $6.41 billion for the first half of 2017, 10% lower than the first half of 2016.

Net revenues in FICC Client Execution were $2.84 billion for the first half of 2017, 21% lower than the first half of 2016, primarily reflecting significantly lower client activity.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the first half of 2016:

•	Net revenues in commodities were significantly lower, reflecting challenging market-making conditions, particularly during the second quarter of 2017, and lower client activity.

•	Net revenues in interest rate products were lower, reflecting lower client activity, partially offset by improved market-making conditions.

•	Net revenues in currencies were significantly lower due to lower client activity.

•	Net revenues in credit products were significantly lower, reflecting lower client activity, partially offset by improved market-making conditions, including generally tighter credit spreads.

•	Net revenues in mortgages were significantly higher, reflecting favorable market-making conditions including generally tighter spreads, compared with a challenging first half of 2016.

Goldman Sachs June 2017 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Equities were $3.57 billion for the first half of 2017, essentially unchanged compared with the first half of 2016, as higher net revenues in equities client execution, reflecting significantly higher results in derivatives and slightly higher net revenues in cash products, were offset by lower commissions and fees and slightly lower net revenues in securities services. The decrease in commissions and fees reflected a decline in our listed cash equity volumes in the U.S., consistent with market volumes in the region.

Operating expenses were $4.95 billion for the first half of 2017, 3% lower than the first half of 2016, due to decreased compensation and benefits expenses, reflecting lower net revenues, and lower brokerage, clearing, exchange and distribution fees. These decreases were partially offset by higher communications and technology expenses. Pre-tax earnings were $1.47 billion in the first half of 2017, 27% lower than the first half of 2016.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Equity securities	$1,180	$ 626	$1,978	$ 626

Debt securities and loans	396	485	1,062	572
Total net revenues	1,576	1,111	3,040	1,198

Operating expenses	763	581	1,513	1,024
Pre-tax earnings	$ 813	$ 530	$1,527	$ 174

Operating Environment. During the first half of 2017, generally higher global equity prices and tighter credit spreads contributed to a favorable environment for our equity and debt investments. Results also reflected net gains from corporate performance and company-specific events, including sales. This environment contrasts with the first half of 2016, where, in the first quarter of 2016, market conditions were difficult and corporate performance, particularly in the energy sector, was impacted by a challenging macroeconomic environment. If macroeconomic concerns negatively affect corporate performance or company-specific events, or if global equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended June 2017 versus June 2016. Net revenues in Investing & Lending were $1.58 billion for the second quarter of 2017, 42% higher than the second quarter of 2016. Net revenues in equity securities were $1.18 billion, 88% higher than the second quarter of 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by corporate performance and company-specific events. Net revenues in debt securities and loans were $396 million, 18% lower than the second quarter of 2016, primarily reflecting lower net gains from investments in debt instruments, partially offset by higher net interest income.

Operating expenses were $763 million for the second quarter of 2017, 31% higher than the second quarter of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues, and higher market development expenses. Pre-tax earnings were $813 million in the second quarter of 2017, 53% higher than the second quarter of 2016.

Six Months Ended June 2017 versus June 2016. Net revenues in Investing & Lending were $3.04 billion for the first half of 2017 compared with $1.20 billion for the first half of 2016. Net revenues in equity securities were $1.98 billion for the first half of 2017 compared with $626 million for the first half of 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by corporate performance and company-specific events. In addition, net gains from public equities were also significantly higher, as global equity prices generally increased during the first half of 2017. Net revenues in debt securities and loans were $1.06 billion, 86% higher than the first half of 2016, primarily reflecting significantly higher net interest income and higher net gains from investments in debt instruments.

Operating expenses were $1.51 billion for the first half of 2017, 48% higher than the second half of 2016, primarily due to higher compensation and benefits expenses, reflecting higher net revenues, and higher market development expenses. Pre-tax earnings were $1.53 billion in the first half of 2017, compared with pre-tax earnings of $174 million in the first half of 2016.

105	Goldman Sachs June 2017 Form 10-Q

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for each of the three and six months ended June 2017 and June 2016.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2017	2016	2017	2016
Management and other fees	$1,284	$1,181	$2,503	$2,346

Incentive fees	81	37	202	83

Transaction revenues	165	135	325	269
Total net revenues	1,530	1,353	3,030	2,698

Operating expenses	1,230	1,091	2,448	2,227
Pre-tax earnings	$ 300	$ 262	$ 582	$ 471

The table below presents our period-end assets under supervision by asset class.

	As of June
$ in billions	2017	2016
Alternative investments	$ 165	$ 150

Equity	293	254

Fixed income	634	581
Total long-term assets under supervision	1,092	985

Liquidity products	314	325
Total assets under supervision	$1,406	$1,310

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our period-end assets under supervision by distribution channel.

	As of June
$ in billions	2017	2016
Institutional	$ 549	$ 489

High-net-worth individuals	435	391

Third-party distributed	422	430
Total	$1,406	$1,310

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended June		Six Months Ended June
$ in billions	2017	2016	2017	2016
Beginning balance	$1,373	$1,287	$1,379	$1,252

Net inflows/(outflows):
Alternative investments	13	2	15	3

Equity	5	(4)	2	—

Fixed income	7	3	13	8
Total long-term AUS net inflows/(outflows)	25	1	30	11

Liquidity products	(9)	3	(44)	19
Total AUS net inflows/(outflows)	16	4	(14)	30

Net market appreciation/(depreciation)	17	19	41	28
Ending balance	$1,406	$1,310	$1,406	$1,310

In the table above:

•

Total AUS net inflows/(outflows) for the three and six months ended June 2017 includes $23 billion of inflows ($20 billion in total long-term AUS and $3 billion in liquidity products) in connection with the acquisition of a portion of Verus Investors’ outsourced chief investment officer business (Verus acquisition) in June 2017.

•

Total AUS net inflows/(outflows) for the six months ended June 2017 includes $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform (Australian divestiture).

Goldman Sachs June 2017 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2017	2016	2017	2016
Alternative investments	$ 159	$ 148	$ 157	$ 147

Equity	285	255	278	249

Fixed income	622	572	617	563
Total long-term assets under supervision	1,066	975	1,052	959

Liquidity products	320	323	330	317
Total assets under supervision	$1,386	$1,298	$1,382	$1,276

Operating Environment. During the first half of 2017, Investment Management operated in an environment characterized by generally higher asset prices, resulting in appreciation in our client assets in both equity and fixed income assets. In addition, our long-term assets under supervision benefited from net inflows primarily in alternative and fixed income assets. These increases were partially offset by net outflows in liquidity products, primarily driven by seasonal net outflows during the first quarter of 2017. As a result, the mix of average assets under supervision during the first half of 2017 shifted slightly from liquidity products to long-term assets under supervision, as compared to the mix towards the end of the prior year. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended June 2017 versus June 2016. Net revenues in Investment Management were $1.53 billion for the second quarter of 2017, 13% higher than the second quarter of 2016, due to higher management and other fees, primarily reflecting higher average assets under supervision, as well as higher incentive fees and transaction revenues. During the quarter, total assets under supervision increased $33 billion to $1.41 trillion. Long-term assets under supervision increased $42 billion, including net inflows of $25 billion (which includes $20 billion of inflows in connection with the Verus acquisition), spread across all asset classes, and net market appreciation of $17 billion, primarily in fixed income and equity assets. Liquidity products decreased $9 billion (which includes $3 billion of inflows in connection with the Verus acquisition).

Operating expenses were $1.23 billion for the second quarter of 2017, 13% higher than the second quarter of 2016, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $300 million in the second quarter of 2017, 15% higher than the second quarter of 2016.

Six Months Ended June 2017 versus June 2016. Net revenues in Investment Management were $3.03 billion for the first half of 2017, 12% higher than the first half of 2016, due to higher management and other fees, primarily reflecting higher average assets under supervision, as well as higher incentive fees and transaction revenues. During the first half of 2017, total assets under supervision increased $27 billion to $1.41 trillion. Long-term assets under supervision increased $71 billion, including net market appreciation of $41 billion, primarily in equity and fixed income assets, and net inflows of $30 billion (which includes $20 billion of inflows in connection with the Verus acquisition and $5 billion of equity asset outflows in connection with the Australian divestiture), primarily in alternative investment and fixed income assets. Liquidity products decreased $44 billion (which includes $3 billion of inflows in connection with the Verus acquisition).

Operating expenses were $2.45 billion for the first half of 2017, 10% higher than the first half of 2016, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $582 million in the first half of 2017, 24% higher than the first half of 2016.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

107	Goldman Sachs June 2017 Form 10-Q

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

Goldman Sachs June 2017 Form 10-Q	108

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

The table below presents our balance sheet allocation.

	As of
$ in millions	June 2017	December 2016
Global Core Liquid Assets (GCLA)	$221,066	$226,066

Other cash	10,491	9,088
GCLA and cash	231,557	235,154

Secured client financing	191,015	199,387

Inventory	223,931	206,988

Secured financing agreements	74,968	65,606

Receivables	50,400	29,592
Institutional Client Services	349,299	302,186

Public equity	2,439	3,224

Private equity	19,644	18,224

Debt	22,922	21,675

Loans receivable	53,952	49,672

Other	7,240	5,162
Investing & Lending	106,197	97,957
Total inventory and related assets	455,496	400,143

Other assets	28,450	25,481
Total assets	$906,518	$860,165

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, infrastructure, real estate entities and other investments. We also make unsecured loans to individuals through our online platform. Debt included $14.59 billion and $14.23 billion as of June 2017 and December 2016, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value. Loans receivable is comprised of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables, equity-method investments, assets classified as held for sale and miscellaneous receivables.

109	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of June 2017
Cash and cash equivalents	$ 92,251	$ 18,637	$ —	$ —	$110,888

Securities purchased under agreements to resell and federal funds sold	58,688	33,117	23,081	667	115,553

Securities borrowed	35,641	90,773	51,887	—	178,301

Receivables from brokers, dealers and clearing organizations	—	6,493	25,794	4	32,291

Receivables from customers and counterparties	—	28,695	24,606	6,042	59,343

Loans receivable	—	—	—	53,952	53,952

Financial instruments owned	44,977	13,300	223,931	45,532	327,740
Subtotal	$231,557	$191,015	$349,299	$106,197	$878,068

Other assets					28,450
Total assets					$906,518
As of December 2016
Cash and cash equivalents	$107,066	$ 14,645	$ —	$ —	$121,711

Securities purchased under agreements to resell and federal funds sold	56,583	40,436	18,844	1,062	116,925

Securities borrowed	41,652	96,186	46,762	—	184,600

Receivables from brokers, dealers and clearing organizations	—	6,540	11,504	—	18,044

Receivables from customers and counterparties	—	26,286	18,088	3,406	47,780

Loans receivable	—	—	—	49,672	49,672

Financial instruments owned	29,853	15,294	206,988	43,817	295,952
Subtotal	$235,154	$199,387	$302,186	$ 97,957	$834,684

Other assets					25,481
Total assets					$860,165

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2016 to June 2017.

Balance Sheet Analysis and Metrics

As of June 2017, total assets in our condensed consolidated statements of financial condition were $906.52 billion, an increase of $46.35 billion from December 2016, reflecting increases in financial instruments owned of $31.79 billion, receivables from brokers, dealers and clearing organizations of $14.25 billion, and receivables from customers and counterparties of $11.56 billion, partially offset by a decrease in cash and cash equivalents of $10.82 billion. The increase in financial instruments owned primarily reflected increases in U.S. government and agency obligations and equity securities related to client activity. The increases in receivables from brokers, dealers and clearing organizations and receivables from customers and counterparties reflected client activity. The decrease in cash and cash equivalents reflected the impact of firm and client activity.

As of June 2017, total liabilities in our condensed consolidated statements of financial condition were $819.84 billion, an increase of $46.57 billion from December 2016, primarily reflecting increases in collateralized financings of $17.21 billion, unsecured long-term borrowings of $14.56 billion, payables to brokers, dealers and clearing organizations of $6.22 billion, and payables to customers and counterparties of $4.89 billion. The increase in collateralized financings reflected the impact of firm and client activity. The increase in unsecured long-term borrowings was primarily due to net new issuances. The increase in payables to brokers, dealers and clearing organizations, and payables to customers and counterparties reflected client activity.

As of June 2017 and December 2016, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $83.64 billion and $71.82 billion, respectively, which were both 5% lower compared with the daily average amount of repurchase agreements over the respective quarters. As of June 2017, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from the impact of firm and client activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and agency, and investment-grade sovereign obligations through collateralized financing activities.

Goldman Sachs June 2017 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	June 2017	December 2016
Total assets	$906,518	$860,165

Unsecured long-term borrowings	$203,647	$189,086

Total shareholders’ equity	$ 86,675	$ 86,893

Leverage ratio	10.5x	9.9x

Debt to equity ratio	2.3x	2.2x

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

	As of
$ in millions, except per share amounts	June 2017	December 2016
Total shareholders’ equity	$ 86,675	$ 86,893

Less: Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	75,472	75,690

Less: Goodwill and identifiable intangible assets	(4,080)	(4,095)
Tangible common shareholders’ equity	$ 71,392	$ 71,595
Book value per common share	$ 187.32	$ 182.47

Tangible book value per common share	$ 177.20	$ 172.60

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and RSUs granted to employees with no future service requirements (collectively, basic shares) of 402.9 million and 414.8 million as of June 2017 and December 2016, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

111	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of June 2017 and December 2016, secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition was $118.07 billion and $100.86 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition, excluding funding that can only be collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of June 2017.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. As of June 2017, our outstanding borrowings against the Federal Home Loan Bank were $1.93 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of June 2017.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	$ —	$ —	$6,055	$ 6,375	$ 12,430

2019	$6,962	$6,537	$3,161	$10,550	27,210

2020	$5,303	$7,933	$5,677	$ 3,485	22,398

2021	$2,765	$3,615	$7,621	$ 7,367	21,368

2022	$6,071	$6,579	$4,350	$ 1,010	18,010

2023 - thereafter					102,231
Total					$203,647

The weighted average maturity of our unsecured long-term borrowings as of June 2017 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. Our deposits provide us with a diversified source of liquidity and reduce our reliance on wholesale funding. A growing source of our deposit base is comprised of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). As of June 2017 and December 2016, our deposits were $125.54 billion and $124.10 billion, respectively. See Note 14 to the condensed consolidated financial statements for further information about our deposits.

Goldman Sachs June 2017 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

As of June 2017 and December 2016, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $42.97 billion and $39.27 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

Equity Capital Management and Regulatory Capital

Capital adequacy is of critical importance to us. We have in place a comprehensive capital management policy that provides a framework, defines objectives and establishes guidelines to assist us in maintaining the appropriate level and composition of capital in both business-as-usual and stressed conditions.

Equity Capital Management

We determine the appropriate level and composition of our equity capital by considering multiple factors including our current and future consolidated regulatory capital requirements, the results of our capital planning and stress testing process, resolution capital models and other factors, such as rating agency guidelines, subsidiary capital requirements, the business environment and conditions in the financial markets. We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business levels.

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

•

Stress Testing. Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST, and are designed to capture our specific vulnerabilities and risks. We provide further information about our stress test processes and a summary of the results on our website as described in “Available Information” below.

As required by the Federal Reserve Board’s annual CCAR rules, we submit a capital plan for review by the Federal Reserve Board. The purpose of the Federal Reserve Board’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress.

113	Goldman Sachs June 2017 Form 10-Q

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

With respect to our 2017 CCAR submission, the Federal Reserve Board informed us that it did not object to our capital actions, which allows us to repurchase outstanding common stock, increase our common stock dividend and issue and redeem other capital securities over the twelve-month period beginning July 2017. We published a summary of our annual DFAST results in June 2017. See “Available Information” below.

In addition, the rules adopted by the Federal Reserve Board under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2017 annual DFAST results to the Federal Reserve Board in April 2017 and published a summary of its annual DFAST results in June 2017. See “Available Information” below.

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of June 2017, approximately 60% of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

On April 17, 2017, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 50 million shares of common stock pursuant to the firm’s existing share repurchase program; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. As of June 2017, the remaining share authorization under our existing repurchase program was 63.8 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the condensed consolidated financial statements for further information about our share repurchase program and see above for information about our capital planning and stress testing process.

Goldman Sachs June 2017 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Resolution Capital Models. In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning (RCAP) framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P. and Goldman Sachs Asset Management International) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy. See “Regulatory Matters and Developments — Resolution and Recovery Plans” for further information.

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

We calculate our CET1, Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the condensed consolidated financial statements. The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of June 2017 and December 2016.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of June 2017 and December 2016, and for further information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of June 2017.

June 2017 Minimum Ratio
CET1 ratio	7.000%

Tier 1 capital ratio	8.500%

Total capital ratio	10.500%

Tier 1 leverage ratio	4.000%

In the table above:

•

The minimum capital ratios as of June 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the Global Systemically Important Bank (G-SIB) buffer of 2.5% (based on 2015 financial data) and (iii) the countercyclical capital buffer of zero percent.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

The minimum capital ratios applicable to us as of January 2019 will reflect the fully phased-in capital conservation buffer, the countercyclical capital buffer determined by the Federal Reserve Board and the fully phased-in G-SIB buffer. The G-SIB buffer applicable to us as of January 2019 will be finalized based on financial data for the year ended December 2017. Based on financial data for the six months ended June 2017, our current estimate is that we are slightly above the threshold for the 3.0% G-SIB buffer (as compared with the G-SIB buffer of 2.5% currently applicable to us). The largest driver of the increase was growth in the notional amount of short-term derivative contracts. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

115	Goldman Sachs June 2017 Form 10-Q

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

	As of
$ in millions	June 2017	December 2016
Common shareholders’ equity	$ 75,472	$ 75,690

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,012)	(3,015)

Deductions for investments in nonconsolidated financial institutions	—	(765)

Other adjustments	(507)	(799)
Total Common Equity Tier 1	71,953	71,111
Preferred stock	11,203	11,203

Deduction for investments in covered funds	(242)	(445)

Other adjustments	(47)	(61)
Tier 1 capital	$ 82,867	$ 81,808
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,867	$ 81,808

Qualifying subordinated debt	13,514	14,566

Allowance for losses on loans and lending commitments	976	722

Other adjustments	(1)	(6)
Standardized Tier 2 capital	14,489	15,282
Standardized Total capital	$ 97,356	$ 97,090
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,867	$ 81,808

Standardized Tier 2 capital	14,489	15,282

Allowance for losses on loans and lending commitments	(976)	(722)
Basel III Advanced Tier 2 capital	13,513	14,560
Basel III Advanced Total capital	$ 96,380	$ 96,368
Risk-Weighted Assets
Credit RWAs	$450,255	$422,544

Market RWAs	84,264	85,263
Standardized RWAs	$534,519	$507,807
Credit RWAs	$390,637	$361,223

Market RWAs	83,664	84,475

Operational RWAs	115,250	115,088
Basel III Advanced RWAs	$589,551	$560,786
CET1 ratio
Standardized	13.5%	14.0%

Basel III Advanced	12.2%	12.7%
Tier 1 capital ratio
Standardized	15.5%	16.1%

Basel III Advanced	14.1%	14.6%
Total capital ratio
Standardized	18.2%	19.1%

Basel III Advanced	16.3%	17.2%

Although the deductions from and adjustments to regulatory capital in the table above will not be fully phased-in until 2018, we believe that the fully phased-in capital ratios are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. These fully phased-in capital ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. These ratios are based on our current interpretation, expectations and understanding of the Revised Capital Framework and may evolve as we discuss the interpretation and application of this framework with our regulators.

In the table above:

•

Deductions for goodwill and identifiable intangible assets, net of deferred tax liabilities, included goodwill of $3.67 billion as of both June 2017 and December 2016, and identifiable intangible assets of $412 million and $429 million as of June 2017 and December 2016, respectively, net of associated deferred tax liabilities of $1.07 billion and $1.08 billion as of June 2017 and December 2016, respectively.

•

Deductions for investments in nonconsolidated financial institutions represents the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2016 to June 2017 primarily reflects reductions in our fund investments.

•

Deduction for investments in covered funds represents our aggregate investments in applicable covered funds, as permitted by the Volcker Rule, that were purchased after December 2013. Substantially all of these investments in covered funds were purchased in connection with our market-making activities. This deduction was not subject to a transition period. See “Regulatory Matters and Developments” below for further information about the Volcker Rule.

•

Other adjustments within CET1 primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, credit valuation adjustments on derivative liabilities, debt valuation adjustments and other required credit risk-based deductions.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 to the condensed consolidated financial statements for further information about our subordinated debt.

Goldman Sachs June 2017 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of June 2017 and December 2016.

Supplementary Leverage Ratio

The Revised Capital Framework includes a supplementary leverage ratio requirement for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, which consists of total daily average assets for the quarter and certain off-balance-sheet exposures, less certain balance sheet deductions. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (comprised of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. bank holding companies deemed to be G-SIBs, effective on January 1, 2018.

The table below presents our supplementary leverage ratio, calculated on a fully phased-in basis.

	For the Three Months Ended or as of
$ in millions	June 2017	December 2016
Tier 1 capital	$ 82,867	$ 81,808
Total average assets	$ 899,369	$ 883,515

Deductions from Tier 1 capital	(3,895)	(4,897)
Total adjusted average assets	895,474	878,618

Off-balance-sheet exposures	418,166	391,555
Total supplementary leverage exposure	$1,313,640	$1,270,173
Supplementary leverage ratio	6.3%	6.4%

In the table above, the off-balance-sheet exposures were comprised of derivatives, secured financing transactions, commitments and guarantees.

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

In addition, under Federal Reserve Board rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as total daily average assets for the quarter and certain off-balance-sheet exposures, less certain balance sheet deductions.

The table below presents GS Bank USA’s supplementary leverage ratio, calculated on a fully phased-in basis.

	For the Three Months Ended or as of
$ in millions	June 2017	December 2016
Tier 1 capital	$ 24,657	$ 24,479
Total average assets	$157,146	$169,721

Deductions from Tier 1 capital	(13)	(20)
Total adjusted average assets	157,133	169,701

Off-balance-sheet exposures	183,685	163,464
Total supplementary leverage exposure	$340,818	$333,165
Supplementary leverage ratio	7.2%	7.3%

In the table above, the off-balance-sheet exposures were comprised of derivatives, secured financing transactions, commitments and guarantees.

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

117	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios.

	June 2017 Minimum Ratio	December 2016 Minimum Ratio
CET1 ratio	7.161%	6.549%

Tier 1 capital ratio	9.137%	8.530%

Total capital ratio	11.764%	11.163%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of June 2017, GSI had a CET1 ratio of 10.3%, a Tier 1 capital ratio of 12.8% and a Total capital ratio of 14.9%. Each of these ratios includes approximately 31 basis points attributable to profit for the six months ended June 2017. These ratios will be finalized upon the completion of GSI’s 2017 financial statements. As of December 2016, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.2%.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of assets plus certain off-balance-sheet exposures (which include a measure of derivatives exposures, securities financing transactions and commitments), less Tier 1 capital deductions. Any required minimum ratio is expected to become effective for GSI no earlier than January 1, 2018. As of June 2017 and December 2016, GSI had a leverage ratio of 4.0% and 3.8%, respectively. The ratio as of June 2017 includes approximately 9 basis points attributable to profit for the six months ended June 2017. This ratio will be finalized upon the completion of GSI’s 2017 financial statements. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

Other Subsidiaries. The capital requirements of several of our subsidiaries may increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the condensed consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2017 and December 2016, Group Inc.’s equity investment in subsidiaries was $94.87 billion and $92.77 billion, respectively, compared with its total shareholders’ equity of $86.68 billion and $86.89 billion, respectively.

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

Regulatory Matters and Developments

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

Goldman Sachs June 2017 Form 10-Q	118

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

As of June 2017, our investments in funds measured at net asset value (NAV) were $5.91 billion. See Note 6 to the condensed consolidated financial statements for further information about our investments in funds at NAV and the extended conformance period under the Volcker Rule for legacy “illiquid covered funds” (as defined by the Volcker Rule).

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

In April 2016, the Federal Reserve Board and the FDIC provided feedback on the 2015 resolution plans of eight systemically important domestic banking institutions and provided guidance related to the 2017 resolution plan submissions. While our 2015 resolution plan was not jointly found to be deficient (i.e., non-credible or to not facilitate an orderly resolution under the U.S. Bankruptcy Code), the FDIC identified deficiencies and both the FDIC and Federal Reserve Board also identified certain shortcomings. In response to the feedback received, in September 2016, we submitted a status report on our actions to address these shortcomings and in June 2017, we submitted our 2017 resolution plan. See “Available Information” below.

Our preferred resolution strategy is a variation on a single point of entry strategy in which, in resolution, Group Inc. would enter bankruptcy proceedings but our major subsidiaries would be recapitalized and receive additional liquidity, as necessary, and wind down (or in the case of asset management entities, be sold) outside of resolution proceedings in an orderly manner.

To facilitate the execution of our preferred resolution strategy, we formed Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc. In exchange for an unsecured subordinated funding note and equity interest, Group Inc. has transferred certain intercompany receivables and substantially all of its GCLA to Funding IHC, and has agreed to transfer additional GCLA above prescribed thresholds.

119	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also put in place a Capital and Liquidity Support Agreement (CLSA) among Group Inc., Funding IHC and our major subsidiaries. Under the CLSA, Funding IHC has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs during the ordinary course of business. In addition, if our financial resources deteriorate so severely that resolution may be imminent, (i) the committed line of credit will automatically terminate and the unsecured subordinated funding note will automatically be forgiven, (ii) all intercompany receivables owed by the major subsidiaries to Group Inc. will be transferred to Funding IHC or their maturities will be extended to five years, (iii) Group Inc. will be obligated to transfer substantially all of its remaining intercompany receivables and GCLA (other than an amount to fund anticipated bankruptcy expenses) to Funding IHC, and (iv) Funding IHC will be obligated to provide capital and liquidity support to the major subsidiaries. Group Inc.’s and Funding IHC’s obligations under the CLSA are secured pursuant to a related security agreement. Such actions would materially and adversely affect Group Inc.’s liquidity. As a result, during a period of severe stress, Group Inc. might commence bankruptcy proceedings at an earlier time than it otherwise would if the CLSA and related security agreement had not been implemented.

As part of our resolution planning efforts, we have also established RCAP, Resolution Liquidity Adequacy and Positioning (RLAP), and triggers and alerts frameworks.

The RCAP framework is designed to ensure that Group Inc. maintains sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that the major subsidiaries would be in a position to execute our preferred resolution strategy. It also informs our decisions about the amount of loss-absorbing capacity at those subsidiaries.

The RLAP framework is designed to ensure that we maintain sufficient GCLA so that the major subsidiaries could continue to meet their outflows and operating requirements in a stressed environment. It also informs our decisions about the amount of GCLA to be held at those subsidiaries.

The triggers and alerts framework is designed to ensure that the Board would consider commencing bankruptcy proceedings for Group Inc. before our financial resources become so depleted that the major subsidiaries are no longer in a position to execute our preferred resolution strategy. It also is designed to ensure that, in the event that Group Inc. files for bankruptcy, sufficient amounts of loss-absorbing capacity and liquidity would be available to those subsidiaries so they could execute our preferred resolution strategy.

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. In June 2017, GS Bank USA received notification from the FDIC that its resolution plan submission date was extended to July 1, 2018, and the 2016 and 2017 resolution plan requirement will be satisfied by the submission of the 2018 resolution plan.

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

See “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K for further information about regulations that may impact us in the future.

Goldman Sachs June 2017 Form 10-Q	120

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

121	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our contractual obligations, commitments and guarantees by type.

As of
$ in millions	June 2017	December 2016
Amounts related to on-balance-sheet obligations
Time deposits	$ 27,341	$ 27,394

Secured long-term financings	$ 12,346	$ 8,405

Unsecured long-term borrowings	$ 203,647	$189,086

Contractual interest payments	$ 54,827	$ 54,552

Subordinated liabilities of consolidated VIEs	$ 21	$ 584

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	$ 125,089	$112,056

Contingent and forward starting collateralized agreements	$ 59,795	$ 25,348

Forward starting collateralized financings	$ 23,651	$ 8,939

Letters of credit	$ 377	$ 373

Investment commitments	$ 8,909	$ 8,444

Other commitments	$ 5,012	$ 6,014

Minimum rental payments	$ 1,915	$ 1,941

Derivative guarantees	$1,621,193	$816,774

Securities lending indemnifications	$ 37,666	$ 33,403

Other financial guarantees	$ 3,799	$ 3,662

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

As of June 2017
$ in millions	Remainder of 2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ —	$ 10,138	$ 8,069	$ 9,134

Secured long-term financings	$ —	$ 8,168	$ 1,783	$ 2,395

Unsecured long-term borrowings	$ —	$ 39,640	$ 43,766	$120,241

Contractual interest payments	$ 3,610	$ 12,340	$ 9,167	$ 29,710

Subordinated liabilities of consolidated VIEs	$ —	$ —	$ —	$ 21

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	$ 6,232	$ 37,326	$ 52,981	$ 28,550

Contingent and forward starting collateralized agreements	$ 59,792	$ 3	$ —	$ —

Forward starting collateralized financings	$ 23,651	$ —	$ —	$ —

Letters of credit	$ 131	$ 206	$ —	$ 40

Investment commitments	$ 6,072	$ 891	$ 112	$ 1,834

Other commitments	$ 4,640	$ 313	$ 16	$ 43

Minimum rental payments	$ 156	$ 555	$ 397	$ 807

Derivative guarantees	$616,936	$802,994	$103,842	$ 97,421

Securities lending indemnifications	$ 37,666	$ —	$ —	$ —

Other financial guarantees	$ 758	$ 689	$ 2,039	$ 313

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

•

As of June 2017, unsecured long-term borrowings included $6.42 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

As of June 2017, the aggregate contractual principal amount of secured long-term financings and unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $150 million and $1.59 billion, respectively.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2017, and includes stated coupons, if any, on structured notes.

•

Contingent and forward starting collateralized agreements include resale and securities borrowing agreements, and forward starting collateralized financings include repurchase and secured lending agreements that settle at a future date, generally within three business days.

See Notes 15 and 18 to the condensed consolidated financial statements for further information about our short-term borrowings, and commitments and guarantees, respectively.

Goldman Sachs June 2017 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of June 2017, our unsecured long-term borrowings were $203.65 billion, with maturities extending to 2057, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of June 2017, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $1.92 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2017, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

123	Goldman Sachs June 2017 Form 10-Q

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

Goldman Sachs June 2017 Form 10-Q	124

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

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. The Firmwide Risk Committee approves our financial risk limits framework, metrics and methodologies, and reviews results of stress tests and scenario analyses. This committee is co-chaired by our chief financial officer and our chief risk officer (who are appointed as co-chairs by the chief executive officer), and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

125	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad firmwide credit policies and parameters that are implemented by Credit Risk Management. This committee is co-chaired by a deputy chief risk officer and the chief risk officer of GS Bank USA, who are appointed as co-chairs by our chief risk officer.

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for establishing a comprehensive risk framework for the ongoing monitoring of our aggregate financial and nonfinancial risks. This committee is co-chaired by one of our presidents and co-chief operating officers and our chief risk officer (who are appointed as co-chairs by our chief executive officer), and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

Goldman Sachs June 2017 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the head of regulatory control and the co-head of EMEA FICC sales, who are appointed as co-chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by a deputy chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

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

•

Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cyber security matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our chief information officer and the head of Global Investment Research, who are appointed as co-chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Global Business Resilience Committee. The Global Business Resilience Committee is responsible for oversight of business resilience initiatives, promoting increased levels of security and resilience, and reviewing certain operating risks related to business resilience. This committee is chaired by our chief administrative officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

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

127	Goldman Sachs June 2017 Form 10-Q

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

We maintain our GCLA across Group Inc., Funding IHC and Group Inc.’s major broker-dealer and bank subsidiaries, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances and securities in several of our other entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

Goldman Sachs June 2017 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Subsidiary Funding Policies

The majority of our unsecured funding is raised by Group Inc. which lends the necessary funds to Funding IHC and other subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding are enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through a variety of products, including secured funding, unsecured borrowings and deposits.

Our intercompany funding policies assume that, unless legally provided for, a subsidiary’s funds or securities are not freely available to its parent, Funding IHC or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. or Funding IHC. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations. Accordingly, we assume that the capital provided to our regulated subsidiaries is not available to Group Inc. or other subsidiaries and any other financing provided to our regulated subsidiaries is not available to Group Inc. or Funding IHC until the maturity of such financing.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2017, Group Inc. had $31.00 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $36.49 billion invested in GSI, a regulated U.K. broker-dealer; $2.57 billion invested in GSJCL, a regulated Japanese broker-dealer; $26.85 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.81 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $111.86 billion of unsubordinated loans (including secured loans of $36.80 billion), and $13.22 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of June 2017. In addition, as of June 2017, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

129	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Stress Tests

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, our resolution liquidity models and other applicable regulatory requirements and a qualitative assessment of our condition as well as the financial markets. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model, the long-term stress testing models and the resolution liquidity models are reported to senior management on a regular basis.

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

Goldman Sachs June 2017 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Exchange-Traded and OTC-cleared Derivatives

•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

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

Resolution Liquidity Models. In connection with our resolution planning efforts, we have established an RLAP framework, which estimates liquidity needs of our major subsidiaries in a stressed environment. The liquidity needs of such subsidiaries are measured using our Modeled Liquidity Outflow assumptions and include certain additional inter-affiliate exposures. We have also established a Resolution Liquidity Execution Need (RLEN) framework, which measures the liquidity needs of our major subsidiaries to stabilize and wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy. See “Regulatory Matters and Developments — Resolution and Recovery Plans” for further information.

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

131	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition as well as the financial markets, we believe our liquidity position as of both June 2017 and December 2016 was appropriate. As of June 2017 and December 2016, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $221.07 billion and $226.07 billion, respectively. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities. The fair value of our GCLA averaged $213.86 billion and $217.84 billion for the three months ended June 2017 and March 2017, respectively.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Three Months Ended
$ in millions	June 2017	March 2017
U.S. dollar-denominated	$154,005	$162,559

Non-U.S. dollar-denominated	59,856	55,283
Total	$213,861	$217,842

The table below presents the average fair value of our GCLA by asset class.

	Average for the Three Months Ended
$ in millions	June 2017	March 2017
Overnight cash deposits	$ 90,528	$ 93,449

U.S. government obligations	72,655	74,327

U.S. agency obligations	12,889	13,047

Non-U.S. government obligations	37,789	37,019
Total	$213,861	$217,842

In the tables above:

•

The U.S. dollar-denominated GCLA is composed of (i) unencumbered U.S. government and agency obligations (including highly liquid U.S. agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits.

•

The non-U.S. dollar-denominated GCLA is composed of non-U.S. government obligations (only unencumbered German, French, Japanese and U.K. government obligations) and certain overnight cash deposits in highly liquid currencies.

The table below presents the average GCLA of Group Inc. and Funding IHC, and Group Inc.’s major broker-dealer and bank subsidiaries.

	Average for the Three Months Ended
$ in millions	June 2017	March 2017
Group Inc. and Funding IHC	$ 34,888	$ 40,053

Major broker-dealer subsidiaries	95,800	88,829

Major bank subsidiaries	83,173	88,960
Total	$213,861	$217,842

We maintain our GCLA to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. Our Modeled Liquidity Outflow and Intraday Liquidity Model incorporate a consolidated requirement for Group Inc. as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. During the second quarter of 2017, in connection with our resolution plan, Group Inc. transferred substantially all of its GCLA to Funding IHC. Funding IHC is required to provide the necessary liquidity to Group Inc. during the ordinary course of business, and is also obligated to provide capital and liquidity support to major subsidiaries in the event of our material financial distress or failure. Liquidity held directly in each of our major broker-dealer and bank subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. or Funding IHC unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In addition, the Modeled Liquidity Outflow and Intraday Liquidity Model also incorporate a broader assessment of standalone liquidity requirements for other subsidiaries and we hold a portion of our GCLA directly at Group Inc. or Funding IHC to support such requirements.

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $153.66 billion and $146.93 billion for the three months ended June 2017 and March 2017, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

Goldman Sachs June 2017 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

The final rules on minimum liquidity standards approved by the U.S. federal bank regulatory agencies call for a liquidity coverage ratio (LCR) designed to ensure that banking organizations maintain an adequate level of unencumbered high-quality liquid assets (HQLA) based on expected net cash outflows under an acute short-term liquidity stress scenario. The firm is required to maintain a minimum LCR of 100%. For the three months ended June 2017, our average LCR exceeded the minimum requirement.

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

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to minimum liquidity standards under the LCR rule approved by the U.S. federal bank regulatory agencies. The U.S. federal bank regulatory agencies’ proposed rule on the NSFR described above would also apply to GS Bank USA.

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

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

As of June 2017
	DBRS		Fitch	Moody’s	R&I	S&P
Short-term Debt	R-1 (middle	)	F1	P-2	a-1	A-2

Long-term Debt	A (high	)	A	A3	A	BBB+

Subordinated Debt	A		A-	Baa2	A-	BBB-

Trust Preferred	A		BBB-	Baa3	N/A	BB

Preferred Stock	BBB (high	)	BB+	Ba1	N/A	BB

Ratings Outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for Trust Preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for Preferred Stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

133	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of June 2017
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

Certain of our derivatives have been transacted under bilateral agreements with counterparties who may require us to post collateral or terminate the transactions based on changes in our credit ratings. We assess the impact of these bilateral agreements by determining the collateral or termination payments that would occur assuming a downgrade by all rating agencies. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact, which is comparable to the impact of a downgrade by all rating agencies.

We manage our GCLA to ensure we would, among other potential requirements, be able to make the additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

The table below presents the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

	As of
$ in millions	June 2017	December 2016
Additional collateral or termination payments:
One-notch downgrade	$ 374	$ 677

Two-notch downgrade	$1,385	$2,216

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

Six Months Ended June 2017. Our cash and cash equivalents decreased by $10.82 billion to $110.89 billion at the end of the second quarter of 2017. We used $13.85 billion in net cash for operating activities, primarily related to an increase in financial instruments owned and receivables, partially offset by a decrease in collateralized transactions. We used $6.94 billion in net cash for investing activities, primarily to fund loans receivable. We generated $9.97 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings.

Six Months Ended June 2016. Our cash and cash equivalents increased by $29.08 billion to $122.52 billion at the end of the second quarter of 2016. We generated $12.82 billion in net cash from investing activities, primarily from net cash acquired in business acquisitions. We generated $8.72 billion in net cash from financing activities, primarily from increases in deposits and from net issuances of unsecured long-term borrowings. We generated $7.54 billion in net cash from operating activities, primarily related to a decrease in financial instruments owned, partially offset by an increase in collateralized transactions.

Goldman Sachs June 2017 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory, as well as certain other financial assets and financial liabilities, due to changes in market conditions. We employ a variety of risk measures, each described in the respective sections below, to monitor market risk. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in “Market making” and “Other principal transactions.” Categories of market risk include the following:

•	Interest rate risk: results from exposures to changes in the level, slope and curvature of yield curves, the volatilities of interest rates, prepayment speeds and credit spreads;

•	Equity price risk: results from exposures to changes in prices and volatilities of individual equities, baskets of equities and equity indices;

•	Currency rate risk: results from exposures to changes in spot prices, forward prices and volatilities of currency rates; and

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

135	Goldman Sachs June 2017 Form 10-Q

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

We perform daily backtesting of our VaR model (i.e., comparing daily net revenues for positions included in VaR to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

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

Goldman Sachs June 2017 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

The table below presents average daily VaR by risk category.

	Three Months Ended			Six Months Ended June
$ in millions	June 2017	March 2017	June 2016	2017	2016
Interest rates	$ 40	$ 44	$ 45	$ 42	$ 49

Equity prices	23	26	27	25	26

Currency rates	10	19	17	15	23

Commodity prices	17	18	20	18	18

Diversification effect	(39)	(43)	(47)	(42)	(49)
Total	$ 51	$ 64	$ 62	$ 58	$ 67

In the table above:

•

Our average daily VaR decreased to $51 million for the second quarter of 2017 from $64 million for the first quarter of 2017, primarily due to lower levels of volatility across all risk categories and, to a lesser extent, due to reduced exposures principally driven by the currency rates category. The decrease was partially offset by a decrease in the diversification benefit across risk categories.

•

Our average daily VaR decreased to $51 million for the second quarter of 2017 from $62 million for the second quarter of 2016, primarily due to lower levels of volatility across all risk categories and, to a lesser extent, due to reduced exposures principally driven by the currency rates category. The decrease was partially offset by a decrease in the diversification benefit across risk categories.

•

Our average daily VaR decreased to $58 million for the six months ended June 2017 from $67 million for the six months ended June 2016, primarily due to lower levels of volatility across all risk categories and, to a lesser extent, due to reduced exposures principally driven by the currency rates category. The decrease was partially offset by a decrease in the diversification benefit across risk categories.

137	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents period-end VaR by risk category.

	As of
$ in millions	June 2017	March 2017	June 2016
Interest rates	$ 39	$ 43	$ 39

Equity prices	23	27	22

Currency rates	11	11	27

Commodity prices	11	22	22

Diversification effect	(33)	(49)	(50)
Total	$ 51	$ 54	$ 60

In the table above:

•

Our daily VaR decreased to $51 million as of June 2017 from $54 million as of March 2017, primarily due to lower levels of volatility, principally driven by the interest rates category and, to a lesser extent, due to reduced exposures driven by the commodity prices and equity prices categories. The decrease was partially offset by a decrease in the diversification benefit across risk categories.

•

Our daily VaR decreased to $51 million as of June 2017 from $60 million as of June 2016, primarily due to lower levels of volatility across all risk categories and, to a lesser extent, due to reduced exposures principally driven by the currency rates and commodity prices categories, partially offset by increased exposures in the interest rates and equity prices categories. The decrease was partially offset by a decrease in the diversification benefit across risk categories.

During the second quarter of 2017, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

Three Months Ended June 2017
$ in millions	High	Low
Interest rates	$ 52	$ 35

Equity prices	$ 35	$ 17

Currency rates	$ 16	$ 8

Commodity prices	$ 27	$ 8

The high and low total VaR was $62 million and $44 million, respectively, for the three months ended June 2017.

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily net revenues for positions included in VaR for the quarter ended June 2017.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR during the second quarter of 2017 (i.e., a VaR exception).

During periods in which we have significantly more positive net revenue days than net revenue loss days, we expect to have fewer VaR exceptions because, under normal conditions, our business model generally produces positive net revenues. In periods in which our franchise revenues are adversely affected, we generally have more loss days, resulting in more VaR exceptions. The daily net revenues for positions included in VaR used to determine VaR exceptions reflect the impact of any intraday activity, including bid/offer net revenues, which are more likely than not to be positive by their nature.

Sensitivity Measures

Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.

Goldman Sachs June 2017 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

10% Sensitivity Measures. The table below presents market risk for positions, accounted for at fair value, that are not included in VaR by asset category. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

	As of
$ in millions	June 2017	March 2017	June 2016
Equity	$2,199	$2,116	$2,031

Debt	1,664	1,653	1,677
Total	$3,863	$3,769	$3,708

In the table above:

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•

Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•

Equity and debt funded positions are reflected in our condensed consolidated statements of financial condition in “Financial instruments owned.” See Note 6 to the condensed consolidated financial statements for further information about cash instruments.

•	These measures do not reflect diversification benefits across asset categories or across other market risk measures.

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million and $2 million (including hedges) as of June 2017 and March 2017, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $28 million as of both June 2017 and March 2017. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of June 2017 and March 2017 were $53.95 billion and $50.39 billion, respectively, substantially all of which had floating interest rates. As of June 2017 and March 2017, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $424 million and $397 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of June 2017 and March 2017, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

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

139	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Categories on the Condensed Consolidated Statements of Financial Condition included in Market Risk Measures	Market Risk Measures
Collateralized agreements Securities purchased under agreements to resell, at fair value	VaR

Securities borrowed, at fair value	VaR
Receivables Certain secured loans, at fair value	VaR

Loans receivable	Interest Rate Sensitivity
Financial instruments owned	VaR 10% Sensitivity Measures Credit Spread Sensitivity — Derivatives
Deposits, at fair value	Credit Spread Sensitivity — Financial Liabilities
Collateralized financings Securities sold under agreements to repurchase, at fair value	VaR

Securities loaned, at fair value	VaR

Other secured financings, at fair value	VaR
Financial instruments sold, but not yet purchased	VaR Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	VaR Credit Spread Sensitivity — Financial Liabilities

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

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent control and support functions such as operations, legal and compliance.

Goldman Sachs June 2017 Form 10-Q	140

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

141	Goldman Sachs June 2017 Form 10-Q

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

Credit Exposures

As of June 2017, our aggregate credit exposure was essentially unchanged as compared with December 2016. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2016, reflecting an increase in non-investment-grade loans and lending commitments. During the six months ended June 2017, the number of counterparty defaults decreased as compared with the same prior year period, and such defaults occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the same prior year period and were not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks. Unrestricted cash was $92.25 billion and $107.06 billion as of June 2017 and December 2016, respectively, and excludes cash segregated for regulatory and other purposes of $18.64 billion and $14.65 billion as of June 2017 and December 2016, respectively.

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2017
Less than 1 year	$ 18,322	$ 4,642	$ 22,964

1 - 5 years	28,627	3,985	32,612

Greater than 5 years	82,702	4,541	87,243
Total	129,651	13,168	142,819

Netting	(90,414)	(5,944)	(96,358)
OTC derivative assets	$ 39,237	$ 7,224	$ 46,461
Net credit exposure	$ 24,456	$ 6,329	$ 30,785
As of December 2016
Less than 1 year	$ 24,840	$ 3,983	$ 28,823

1 - 5 years	30,801	3,676	34,477

Greater than 5 years	85,951	4,599	90,550
Total	141,592	12,258	153,850

Netting	(96,493)	(6,232)	(102,725)
OTC derivative assets	$ 45,099	$ 6,026	$ 51,125
Net credit exposure	$ 28,879	$ 4,922	$ 33,801

Goldman Sachs June 2017 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

•

Receivable and payable balances for the same counterparty across tenor categories are netted under enforceable netting agreements, and cash collateral received is netted under enforceable credit support agreements.

•

Net credit exposure represents OTC derivative assets, included in “Financial instruments owned,” less cash collateral and the fair value of securities collateral, primarily U.S. government and agency obligations and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP.

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2017
Less than 1 year	$ 156	$ 4,491	$ 8,630	$ 5,045	$ 18,322

1 - 5 years	1,084	8,460	12,927	6,156	28,627

Greater than 5 years	3,263	39,283	21,910	18,246	82,702
Total	4,503	52,234	43,467	29,447	129,651

Netting	(2,086)	(37,539)	(32,111)	(18,678)	(90,414)
OTC derivative assets	$ 2,417	$ 14,695	$ 11,356	$ 10,769	$ 39,237
Net credit exposure	$ 2,206	$ 9,377	$ 6,204	$ 6,669	$ 24,456
As of December 2016
Less than 1 year	$ 332	$ 4,907	$ 12,595	$ 7,006	$ 24,840

1 - 5 years	862	6,898	12,814	10,227	30,801

Greater than 5 years	3,182	42,400	19,682	20,687	85,951
Total	4,376	54,205	45,091	37,920	141,592

Netting	(1,860)	(40,095)	(31,644)	(22,894)	(96,493)
OTC derivative assets	$ 2,516	$ 14,110	$ 13,447	$ 15,026	$ 45,099
Net credit exposure	$ 2,283	$ 8,366	$ 8,401	$ 9,829	$ 28,879

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of June 2017
Less than 1 year	$ 4,180	$ 462	$ 4,642

1 - 5 years	3,979	6	3,985

Greater than 5 years	4,504	37	4,541
Total	12,663	505	13,168

Netting	(5,886)	(58)	(5,944)
OTC derivative assets	$ 6,777	$ 447	$ 7,224
Net credit exposure	$ 5,982	$ 347	$ 6,329
As of December 2016
Less than 1 year	$ 3,661	$ 322	$ 3,983

1 - 5 years	3,653	23	3,676

Greater than 5 years	4,437	162	4,599
Total	11,751	507	12,258

Netting	(6,207)	(25)	(6,232)
OTC derivative assets	$ 5,544	$ 482	$ 6,026
Net credit exposure	$ 4,569	$ 353	$ 4,922

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

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and agency obligations and non-U.S. government and agency obligations. As of both June 2017 and December 2016, we had approximately $29 billion of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both June 2017 and December 2016, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds and governments, primarily located in the Americas and EMEA.

143	Goldman Sachs June 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations are primarily comprised of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties are generally comprised of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $33 billion and $31 billion as of June 2017 and December 2016, respectively, and was primarily comprised of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 39% and 44% in the Americas, approximately 49% and 42% in EMEA, and approximately 12% and 14% in Asia as of June 2017 and December 2016, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets, as well as purchase performing and distressed loans backed by residential real estate and consumer loans. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value. We also extend unsecured loans to individuals through our online platform. The gross exposure related to the loans and lending commitments described above was approximately $30 billion and $28 billion as of June 2017 and December 2016, respectively. The regional breakdown of our net credit exposure related to these activities was approximately 87% and 90% in the Americas, approximately 11% and 8% in EMEA, and approximately 2% and 2% in Asia as of June 2017 and December 2016, respectively.

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposure related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of
$ in millions	June 2017	December 2016
Credit Exposure by Industry
Funds	$ —	$ 138

Financial Institutions	15,039	11,836

Sovereign	77,213	95,092
Total	$92,252	$107,066
Credit Exposure by Region
Americas	$49,429	$ 80,381

EMEA	31,397	16,099

Asia	11,426	10,586
Total	$92,252	$107,066
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$59,896	$ 83,899

AA	15,936	8,784

A	14,782	13,344

BBB	1,508	971

BB or lower	130	68
Total	$92,252	$107,066

	OTC Derivatives as of
$ in millions	June 2017	December 2016
Credit Exposure by Industry
Funds	$12,436	$ 13,294

Financial Institutions	12,428	14,116

Consumer, Retail & Healthcare	1,072	773

Sovereign	7,602	7,019

Municipalities & Nonprofit	3,069	2,959

Natural Resources & Utilities	2,899	3,707

Real Estate	197	85

Technology, Media & Telecommunications	1,598	4,188

Diversified Industrials	2,723	2,529

Other (including Special Purpose Vehicles)	2,437	2,455
Total	$46,461	$ 51,125
Credit Exposure by Region
Americas	$15,585	$ 19,629

EMEA	26,585	26,536

Asia	4,291	4,960
Total	$46,461	$ 51,125
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,417	$ 2,516

AA	14,695	14,110

A	11,356	13,447

BBB	10,769	15,026

BB or lower	6,777	5,544

Unrated	447	482
Total	$46,461	$ 51,125

Goldman Sachs June 2017 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	Loans and Lending Commitments as of
$ in millions	June 2017	December 2016
Credit Exposure by Industry
Funds	$ 4,673	$ 3,854

Financial Institutions	12,228	13,630

Consumer, Retail & Healthcare	42,876	30,007

Sovereign	507	902

Municipalities & Nonprofit	663	709

Natural Resources & Utilities	24,657	25,694

Real Estate	15,179	13,034

Technology, Media & Telecommunications	30,777	33,232

Diversified Industrials	23,162	20,847

Other (including Special Purpose Vehicles)	15,604	12,301
Total	$170,326	$154,210
Credit Exposure by Region
Americas	$128,801	$115,145

EMEA	36,378	35,044

Asia	5,147	4,021
Total	$170,326	$154,210
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,980	$ 3,135

AA	8,947	8,375

A	28,835	29,227

BBB	50,505	43,151

BB or lower	78,842	69,745

Unrated	217	577
Total	$170,326	$154,210

Selected Exposures

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

Our total credit and market exposure to each of Iraq, Venezuela, and Mozambique as of June 2017 was not material.

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

145	Goldman Sachs June 2017 Form 10-Q

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

Goldman Sachs June 2017 Form 10-Q	146

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

Our model risk management framework is managed through a governance structure and risk management controls, which encompass standards designed to ensure we maintain a comprehensive model inventory, including risk assessment and classification, sound model development practices, independent review and model-specific usage controls. The Firmwide Enterprise Risk Committee and the Firmwide Model Risk Control Committee oversee our model risk management framework. Model Risk Management, which is independent of model developers, model owners and model users, reports to our chief risk officer, is responsible for identifying and reporting significant risks associated with models, and provides periodic updates to senior management, risk committees and the Risk Committee of the Board.

147	Goldman Sachs June 2017 Form 10-Q

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

Goldman Sachs June 2017 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts frameworks, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

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

149	Goldman Sachs June 2017 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2017.

	Total Shares Purchased		Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 2017	1,786,032		$224.07	1,786,032	68,659,263

May 2017	2,676,701	[1]	$221.77	2,676,672	65,982,591

June 2017	2,143,204		$220.32	2,143,204	63,839,387
Total	6,605,937			6,605,908

1.	Includes 29 shares remitted to satisfy minimum statutory withholding taxes on the delivery of equity-based awards during May 2017.

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

Goldman Sachs June 2017 Form 10-Q	150

Item 6.  Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2017 and June 30, 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and year ended December 31, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Title:		Chief Financial Officer
Date:		August 3, 2017

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		August 3, 2017

151	Goldman Sachs June 2017 Form 10-Q