Form 10-Q
period 2017-09-30
GOLDMAN SACHS GROUP INC
filed 2017-11-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 20, 2017, there were 377,201,479 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Goldman Sachs September 2017 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2017	2016	2017	2016
Revenues
Investment banking	$1,797	$1,537	$ 5,230	$ 4,787

Investment management	1,419	1,386	4,249	3,908

Commissions and fees	714	753	2,279	2,447

Market making	2,112	2,715	6,445	7,067

Other principal transactions	1,554	1,163	4,002	1,978
Total non-interest revenues	7,596	7,554	22,205	20,187

Interest income	3,411	2,389	9,377	7,267

Interest expense	2,681	1,775	7,343	5,016
Net interest income	730	614	2,034	2,251
Net revenues, including net interest income	8,326	8,168	24,239	22,438
Operating expenses
Compensation and benefits	3,172	3,207	9,696	9,200

Brokerage, clearing, exchange and distribution fees	625	613	1,903	1,929

Market development	138	92	413	326

Communications and technology	220	207	667	609

Depreciation and amortization	280	247	802	731

Occupancy	177	245	543	609

Professional fees	227	222	661	673

Other expenses	511	467	1,530	1,454
Total non-compensation expenses	2,178	2,093	6,519	6,331
Total operating expenses	5,350	5,300	16,215	15,531
Pre-tax earnings	2,976	2,868	8,024	6,907

Provision for taxes	848	774	1,810	1,856
Net earnings	2,128	2,094	6,214	5,051

Preferred stock dividends	93	(6)	386	117
Net earnings applicable to common shareholders	$2,035	$2,100	$ 5,828	$ 4,934
Earnings per common share
Basic	$ 5.09	$ 4.96	$ 14.32	$ 11.40

Diluted	$ 5.02	$ 4.88	$ 14.11	$ 11.24

Dividends declared per common share	$ 0.75	$ 0.65	$ 2.15	$ 1.95

Average common shares
Basic	398.2	422.4	405.6	431.5

Diluted	405.7	430.2	413.0	438.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

1	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Net earnings	$2,128	$2,094	$6,214	$5,051

Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	6	(19)	19	(58)

Debt valuation adjustment	(104)	(13)	(518)	(75)

Pension and postretirement liabilities	1	1	2	(36)

Available-for-sale securities	(4)	–	(3)	–
Other comprehensive loss	(101)	(31)	(500)	(169)
Comprehensive income	$2,027	$2,063	$5,714	$4,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2017 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions, except per share amounts	September 2017	December 2016
Assets
Cash and cash equivalents	$116,610	$121,711

Collateralized agreements:
Securities purchased under agreements to resell (includes $112,108 and $116,077 at fair value)	112,532	116,925

Securities borrowed (includes $74,121 and $82,398 at fair value)	188,394	184,600

Receivables:
Brokers, dealers and clearing organizations	28,448	18,044

Customers and counterparties (includes $3,519 and $3,266 at fair value)	59,695	47,780

Loans receivable	61,486	49,672

Financial instruments owned (at fair value and includes $54,266 and $51,278 pledged as collateral)	333,474	295,952

Other assets	29,493	25,481
Total assets	$930,132	$860,165
Liabilities and shareholders’ equity
Deposits (includes $23,752 and $13,782 at fair value)	$132,761	$124,098

Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	86,424	71,816

Securities loaned (includes $5,038 and $2,647 at fair value)	13,160	7,524

Other secured financings (includes $22,303 and $21,073 at fair value)	22,739	21,523

Payables:
Brokers, dealers and clearing organizations	9,502	4,386

Customers and counterparties	193,484	184,069

Financial instruments sold, but not yet purchased (at fair value)	114,713	117,143

Unsecured short-term borrowings (includes $17,755 and $14,792 at fair value)	45,357	39,265

Unsecured long-term borrowings (includes $35,961 and $29,410 at fair value)	211,852	189,086

Other liabilities and accrued expenses (includes $261 and $621 at fair value)	13,848	14,362
Total liabilities	843,840	773,272

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, $0.01 par value; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203

Common stock, $0.01 par value; 882,339,255 and 873,608,100 shares issued, and 379,098,583 and 392,632,230 shares outstanding	9	9

Share-based awards	3,355	3,914

Nonvoting common stock, $0.01 par value; no shares issued and outstanding	–	–

Additional paid-in capital	53,294	52,638

Retained earnings	93,958	89,039

Accumulated other comprehensive loss	(1,716)	(1,216)

Stock held in treasury, at cost, $0.01 par value; 503,240,674 and 480,975,872 shares	(73,811)	(68,694)
Total shareholders’ equity	86,292	86,893
Total liabilities and shareholders’ equity	$930,132	$860,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

3	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Nine Months Ended September 2017	Year Ended December 2016
Preferred stock
Beginning balance	$ 11,203	$ 11,200

Issued	–	1,325

Redeemed	–	(1,322)
Ending balance	11,203	11,203

Common stock
Beginning balance	9	9

Issued	–	–
Ending balance	9	9

Share-based awards
Beginning balance, as previously reported	3,914	4,151

Cumulative effect of the change in accounting principle related to forfeiture of share-based awards	35	–
Beginning balance, adjusted	3,949	4,151

Issuance and amortization of share-based awards	1,631	2,143

Delivery of common stock underlying share-based awards	(2,041)	(2,068)

Forfeiture of share-based awards	(54)	(102)

Exercise of share-based awards	(130)	(210)
Ending balance	3,355	3,914

Additional paid-in capital
Beginning balance	52,638	51,340

Delivery of common stock underlying share-based awards	2,215	2,282

Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,556)	(1,121)

Preferred stock issuance costs, net	–	(10)

Excess net tax benefit related to share-based awards	–	147

Cash settlement of share-based awards	(3)	–
Ending balance	53,294	52,638

Retained earnings
Beginning balance, as previously reported	89,039	83,386

Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	–	(305)

Cumulative effect of the change in accounting principle related to forfeiture of share-based awards, net of tax	(24)	–
Beginning balance, adjusted	89,015	83,081

Net earnings	6,214	7,398

Dividends and dividend equivalents declared on common stock and share-based awards	(885)	(1,129)

Dividends declared on preferred stock	(386)	(577)

Preferred stock redemption discount	–	266
Ending balance	93,958	89,039

Accumulated other comprehensive loss
Beginning balance, as previously reported	(1,216)	(718)

Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	–	305
Beginning balance, adjusted	(1,216)	(413)

Other comprehensive loss	(500)	(803)
Ending balance	(1,716)	(1,216)

Stock held in treasury, at cost
Beginning balance	(68,694)	(62,640)

Repurchased	(5,135)	(6,069)

Reissued	28	22

Other	(10)	(7)
Ending balance	(73,811)	(68,694)
Total shareholders’ equity	$ 86,292	$ 86,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs September 2017 Form 10-Q	4

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
$ in millions	2017	2016
Cash flows from operating activities
Net earnings	$ 6,214	$ 5,051

Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	802	731

Share-based compensation	1,610	1,943

Gain related to extinguishment of subordinated borrowings	(108)	–

Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	(8,648)	(13,524)

Collateralized transactions (excluding other secured financings), net	20,842	4,864

Financial instruments owned	(35,004)	5,762

Financial instruments sold, but not yet purchased	(2,430)	(29)

Other, net	5,603	(1,833)
Net cash provided by/(used for) operating activities	(11,119)	2,965

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,210)	(2,063)

Proceeds from sales of property, leasehold improvements and equipment	436	332

Net cash acquired in/(used for) business acquisitions	(1,848)	15,754

Purchase of investments	(3,271)	–

Proceeds from sales and paydowns of investments	1,275	1,209

Loans receivable, net	(12,468)	(3,930)
Net cash provided by/(used for) investing activities	(18,086)	11,302

Cash flows from financing activities
Unsecured short-term borrowings, net	907	140

Other secured financings (short-term), net	(1,757)	395

Proceeds from issuance of other secured financings (long-term)	6,518	2,377

Repayment of other secured financings (long-term), including the current portion	(3,605)	(6,486)

Purchase of APEX, senior guaranteed securities and trust preferred securities	(62)	(1,171)

Proceeds from issuance of unsecured long-term borrowings	44,831	39,134

Repayment of unsecured long-term borrowings, including the current portion	(25,107)	(29,198)

Derivative contracts with a financing element, net	1,684	81

Deposits, net	8,664	10,510

Common stock repurchased	(5,143)	(4,590)

Settlement of share-based awards in satisfaction of withholding tax requirements	(1,559)	(961)

Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,271)	(1,238)

Proceeds from issuance of preferred stock, net of issuance costs	–	1,303

Proceeds from issuance of common stock, including exercise of share-based awards	7	1

Cash settlement of share-based awards	(3)	–
Net cash provided by financing activities	24,104	10,297
Net increase/(decrease) in cash and cash equivalents	(5,101)	24,564

Cash and cash equivalents, beginning balance	121,711	93,439
Cash and cash equivalents, ending balance	$116,610	$118,003

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $12.11 billion and $5.40 billion, and cash payments for income taxes, net of refunds, were $671 million and $767 million during the nine months ended September 2017 and September 2016, respectively. Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the nine months ended September 2017:

•	The firm exchanged $62 million of Trust Preferred Securities and common beneficial interests for $67 million of the firm’s junior subordinated debt.

Non-cash activities during the nine months ended September 2016:

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and liabilities of approximately $200 million. See Note 3 for further information.

•	The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments.

•	The firm exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

5	Goldman Sachs September 2017 Form 10-Q

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2016 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial information as of December 31, 2016 has been derived from audited consolidated financial statements not included in these financial statements.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to September 2017, June 2017 and September 2016 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2017, June 30, 2017 and September 30, 2016, respectively. All references to December 2016 refer to the date December 31, 2016. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2017 Form 10-Q	6

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

7	Goldman Sachs September 2017 Form 10-Q

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

Goldman Sachs September 2017 Form 10-Q	8

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2017 and December 2016, “Cash and cash equivalents” included $11.66 billion and $11.15 billion, respectively, of cash and due from banks, and $104.95 billion and $110.56 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of September 2017 and December 2016, $17.42 billion and $14.65 billion, respectively, of “Cash and cash equivalents” were segregated for regulatory and other purposes. See “Recent Accounting Developments” for further information. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2017 and December 2016.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables primarily consist of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in “Market making” revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of September 2017 and December 2016, the firm’s receivables from customers and counterparties included $3.28 billion and $2.60 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of both September 2017 and December 2016, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2017 and December 2016. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in “Interest income.”

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2017 and December 2016. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in “Interest expense.”

9	Goldman Sachs September 2017 Form 10-Q

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

Share-based Compensation

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Effective January 2017, forfeitures are recorded when they occur. Prior to January 2017, expected forfeitures were estimated and recorded over the vesting period. See “Recent Accounting Developments — Improvements to Employee Share-Based Payment Accounting (ASC 718)” for further information.

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

Goldman Sachs September 2017 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ASU is effective for the firm in January 2018 under a modified retrospective approach or retrospectively to all periods presented. The firm’s implementation efforts have included identifying revenues and costs within the scope of the ASU, reviewing contracts, and analyzing any changes to its existing revenue recognition policies. As a result of adopting this ASU, the firm will, among other things, recognize certain investment management fees earlier than under the firm’s current revenue recognition policy. The firm will also change the current presentation of certain costs from a net presentation within net revenues to a gross basis, and vice versa. The firm will adopt this ASU in January 2018 using a modified retrospective approach. The firm does not currently expect that the ASU will have a material impact on its financial condition, results of operations or cash flows on the date of adoption.

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

11	Goldman Sachs September 2017 Form 10-Q

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

The firm adopted the ASU in January 2017 and the impact of the RSU deliveries and option exercises during the nine months ended September 2017 was a reduction to the provision for taxes of $496 million, which was recognized in the condensed consolidated statements of earnings. The impact will vary in future periods depending upon, among other things, the number of RSUs delivered and their change in value since grant. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. The firm also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period, and the cumulative effect of this election upon adoption was an increase of $35 million to “Share-based awards” and a decrease of $24 million (net of tax of $11 million) to “Retained earnings” within the condensed consolidated statements of changes in shareholders’ equity.

In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows. As a result, the firm reclassified, on a retrospective basis, a cash outflow of $961 million related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities and a cash inflow of $97 million of excess tax benefits related to share-based awards from financing activities to operating activities within the condensed consolidated statements of cash flows for the nine months ended September 2016.

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

Goldman Sachs September 2017 Form 10-Q	12

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

The firm early adopted the ASU in December 2016 and reclassified cash segregated for regulatory and other purposes into “Cash and cash equivalents” disclosed in the consolidated statements of cash flows. The impact of adoption was an increase of $134 million for the nine months ended September 2016 to “Net cash provided by operating activities.” In addition, in December 2016, to be consistent with the presentation of segregated cash in the consolidated statements of cash flows under the ASU, the firm reclassified amounts previously included in “Cash and securities segregated for regulatory and other purposes” into “Cash and cash equivalents,” “Securities purchased under agreements to resell,” “Securities borrowed” and “Financial instruments owned” in the consolidated statements of financial condition. Previously reported amounts in the condensed consolidated statements of cash flows and notes to the condensed consolidated financial statements have been conformed to the current presentation.

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

The ASU is effective for the firm in 2020. The firm early adopted this ASU in the fourth quarter of 2017. The firm does not expect that adoption will have a material impact on the results of its goodwill impairment test.

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

Targeted Improvements to Accounting for Hedging Activities (ASC 815). In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities.” The ASU amends certain of the rules for hedging relationships and expands the types of strategies that are eligible for hedge accounting treatment to more closely align the results of hedge accounting with risk management activities.

The ASU is effective for the firm in January 2019 under a modified retrospective approach. Early adoption is permitted. The firm expects to early adopt the ASU in the first quarter of 2018. The firm does not currently expect that adoption of the ASU will have a material impact on its financial condition, results of operations or cash flows.

13	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4.

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

Financial instruments owned and financial instruments sold, but not yet purchased are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for information about other financial assets and financial liabilities at fair value.

The table below presents the firm’s financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of September 2017
Money market instruments	$ 2,739	$ –

U.S. government and agency obligations	74,392	19,369

Non-U.S. government and agency obligations	39,691	22,702

Loans and securities backed by:
Commercial real estate	4,696	2

Residential real estate	10,840	2

Corporate loans and debt securities	33,529	9,005

State and municipal obligations	1,039	–

Other debt obligations	1,667	1

Equity securities	106,599	25,666

Commodities	3,606	–

Investments in funds at NAV	5,444	–
Subtotal	284,242	76,747

Derivatives	49,232	37,966
Total	$333,474	$114,713
As of December 2016
Money market instruments	$ 1,319	$ –

U.S. government and agency obligations	57,657	16,627

Non-U.S. government and agency obligations	29,381	20,502

Loans and securities backed by:
Commercial real estate	3,842	–

Residential real estate	12,195	3

Corporate loans and debt securities	28,659	6,570

State and municipal obligations	1,059	–

Other debt obligations	1,358	1

Equity securities	94,692	25,941

Commodities	5,653	–

Investments in funds at NAV	6,465	–
Subtotal	242,280	69,644

Derivatives	53,672	47,499
Total	$295,952	$117,143

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.
•

Financial instruments owned included $2.76 billion and $89 million of securities that are accounted for as available-for-sale as of September 2017 and December 2016, respectively. See Note 6 for further information about available-for-sale securities.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents “Market making” revenues by major product type, as well as “Other principal transactions” revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Interest rates	$1,492	$ 821	$ 5,481	$1,091

Credit	471	440	1,397	1,688

Currencies	(960)	544	(3,700)	1,254

Equities	971	663	2,842	2,215

Commodities	138	247	425	819
Market making	2,112	2,715	6,445	7,067
Other principal transactions	1,554	1,163	4,002	1,978
Total	$3,666	$3,878	$10,447	$9,045

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

Goldman Sachs September 2017 Form 10-Q	14

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

See Notes 6 through 8 for further information about fair value measurements of cash instruments, derivatives and other financial assets and financial liabilities at fair value.

The table below presents financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP.

	As of
$ in millions	September 2017	June 2017	December 2016
Total level 1 financial assets	$160,006	$163,555	$135,401

Total level 2 financial assets	392,796	407,480	419,585

Total level 3 financial assets	20,740	20,847	23,280

Investments in funds at NAV	5,444	5,910	6,465

Counterparty and cash collateral netting	(55,764)	(79,738)	(87,038)
Total financial assets at fair value	$523,222	$518,054	$497,693
Total assets	$930,132	$906,518	$860,165

Total level 3 financial assets divided by:
Total assets	2.2%	2.3%	2.7%

Total financial assets at fair value	4.0%	4.0%	4.7%
Total level 1 financial liabilities	$ 65,771	$ 68,534	$ 62,504

Total level 2 financial liabilities	257,882	248,257	232,027

Total level 3 financial liabilities	19,203	19,595	21,448

Counterparty and cash collateral netting	(36,649)	(37,597)	(44,695)
Total financial liabilities at fair value	$306,207	$298,789	$271,284
Total level 3 financial liabilities divided by total financial liabilities at fair value	6.3%	6.6%	7.9%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

•

Total assets included $901 billion, $878 billion and $835 billion as of September 2017, June 2017 and December 2016, respectively, that is carried at fair value or at amounts that generally approximate fair value.

15	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	September 2017	June 2017	December 2016
Cash instruments	$16,465	$16,196	$18,035

Derivatives	4,274	4,650	5,190

Other financial assets	1	1	55
Total	$20,740	$20,847	$23,280

Level 3 financial assets as of September 2017 were essentially unchanged compared with June 2017. Level 3 financial assets as of September 2017 decreased compared with December 2016, primarily reflecting a decrease in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

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

Loans and Securities Backed by Commercial Real Estate. Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

Goldman Sachs September 2017 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

17	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

	As of September 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 376	$ 2,362	$ 1	$ 2,739

U.S. government and agency obligations	41,532	32,860	–	74,392

Non-U.S. government and agency obligations	30,639	9,049	3	39,691

Loans and securities backed by:
Commercial real estate	–	3,252	1,444	4,696

Residential real estate	–	10,066	774	10,840

Corporate loans and debt securities	699	29,263	3,567	33,529

State and municipal obligations	–	956	83	1,039

Other debt obligations	–	1,279	388	1,667

Equity securities	86,747	9,647	10,205	106,599

Commodities	–	3,606	–	3,606
Subtotal	$159,993	$102,340	$16,465	$278,798

Investments in funds at NAV				5,444
Total cash instrument assets				$284,242
Liabilities
U.S. government and agency obligations	$ (19,298)	$ (71)	$ –	$ (19,369)

Non-U.S. government and agency obligations	(20,786)	(1,916)	–	(22,702)

Loans and securities backed by:
Commercial real estate	–	(2)	–	(2)

Residential real estate	–	(2)	–	(2)

Corporate loans and debt securities	(1)	(8,961)	(43)	(9,005)

Other debt obligations	–	(1)	–	(1)

Equity securities	(25,650)	–	(16)	(25,666)
Total cash instrument liabilities	$ (65,735)	$ (10,953)	$ (59)	$ (76,747)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 188	$ 1,131	$ –	$ 1,319

U.S. government and agency obligations	35,254	22,403	–	57,657

Non-U.S. government and agency obligations	22,433	6,933	15	29,381

Loans and securities backed by:
Commercial real estate	–	2,197	1,645	3,842

Residential real estate	–	11,350	845	12,195

Corporate loans and debt securities	215	23,804	4,640	28,659

State and municipal obligations	–	960	99	1,059

Other debt obligations	–	830	528	1,358

Equity securities	77,276	7,153	10,263	94,692

Commodities	–	5,653	–	5,653
Subtotal	$135,366	$82,414	$18,035	$235,815

Investments in funds at NAV				6,465
Total cash instrument assets				$242,280
Liabilities
U.S. government and agency obligations	$ (16,615)	$ (12)	$ –	$ (16,627)

Non-U.S. government and agency obligations	(19,137)	(1,364)	(1)	(20,502)

Loans and securities backed by residential real estate	–	(3)	–	(3)

Corporate loans and debt securities	(2)	(6,524)	(44)	(6,570)

Other debt obligations	–	(1)	–	(1)

Equity securities	(25,768)	(156)	(17)	(25,941)
Total cash instrument liabilities	$ (61,522)	$ (8,060)	$ (62)	$ (69,644)

In the tables above:

•	Cash instrument assets and liabilities are included in “Financial instruments owned” and “Financial instruments sold, but not yet purchased,” respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both September 2017 and December 2016, substantially all of the firm’s level 3 equity securities consisted of private equity securities.

•

Total cash instrument assets included collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $611 million and $461 million in level 2, and $406 million and $624 million in level 3 as of September 2017 and December 2016, respectively.

Goldman Sachs September 2017 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	September 2017		December 2016
Loans and securities backed by commercial real estate
Level 3 assets	$1,444		$1,645

Yield	4.5% to 22.0% (12.4%	)	3.7% to 23.0% (13.0%	)

Recovery rate	15.0% to 79.4% (46.0%	)	8.9% to 99.0% (60.6%	)

Duration (years)	0.8 to 6.7 (2.1)		0.8 to 6.2 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$774		$845

Yield	1.8% to 13.5% (7.8%	)	0.8% to 15.6% (8.7%	)

Cumulative loss rate	10.6% to 43.4% (21.2%	)	8.9% to 47.1% (24.2%	)

Duration (years)	1.0 to 17.0 (7.8)		1.1 to 16.1 (7.3)
Corporate loans and debt securities
Level 3 assets	$3,567		$4,640

Yield	3.8% to 24.5% (11.7%	)	2.5% to 25.0% (10.3%	)

Recovery rate	0.0% to 94.7% (59.8%	)	0.0% to 85.0% (56.5%	)

Duration (years)	1.0 to 7.3 (3.2)		0.6 to 15.7 (2.9)
Equity securities
Level 3 assets	$10,205		$10,263

Multiples	0.8x to 17.3x (7.4x	)	0.8x to 19.7x (6.8x	)

Discount rate/yield	2.6% to 25.0% (14.5%	)	6.5% to 25.0% (16.0%	)

Capitalization rate	4.3% to 11.5% (6.3%	)	4.2% to 12.5% (6.8%	)
Other cash instruments
Level 3 assets	$475		$642

Yield	3.5% to 17.3% (8.6%	)	1.9% to 14.0% (8.8%	)

Recovery rate	N/A		0.0% to 93.0% (61.4%	)

Duration (years)	1.4 to 11.7 (4.6)		0.9 to 12.0 (4.3)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•	Recovery rate was not significant to the valuation of level 3 other cash instrument assets as of September 2017.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

During the three and nine months ended September 2017, transfers into level 2 from level 1 of cash instruments were $55 million and $146 million, respectively, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and nine months ended September 2017 were $23 million and $146 million, respectively, reflecting transfers of public equity securities due to increased market activity in these instruments.

During the three and nine months ended September 2016, transfers into level 2 from level 1 of cash instruments were $143 million and $88 million, respectively, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and nine months ended September 2016 were $200 million and $203 million, respectively, reflecting transfers of public equity securities, due to increased market activity in these instruments.

19	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Total cash instrument assets
Beginning balance	$16,196	$18,131	$18,035	$18,131

Net realized gains/(losses)	109	194	349	503

Net unrealized gains/(losses)	332	461	1,146	358

Purchases	524	519	1,381	2,941

Sales	(736)	(703)	(1,775)	(2,002)

Settlements	(581)	(1,081)	(1,651)	(2,922)

Transfers into level 3	1,287	1,327	2,307	2,696

Transfers out of level 3	(666)	(707)	(3,327)	(1,564)
Ending balance	$16,465	$18,141	$16,465	$18,141
Total cash instrument liabilities
Beginning balance	$ (42)	$ (123)	$ (62)	$ (193)

Net realized gains/(losses)	(2)	25	(7)	27

Net unrealized gains/(losses)	5	18	(10)	32

Purchases	34	51	67	88

Sales	(34)	(38)	(35)	(61)

Settlements	–	1	–	(6)

Transfers into level 3	(28)	(26)	(17)	(9)

Transfers out of level 3	8	–	5	30
Ending balance	$ (59)	$ (92)	$ (59)	$ (92)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

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

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Loans and securities backed by commercial real estate
Beginning balance	$ 1,400	$2,112	$ 1,645	$ 1,924

Net realized gains/(losses)	8	12	37	58

Net unrealized gains/(losses)	29	59	168	14

Purchases	56	46	178	491

Sales	(84)	(97)	(165)	(292)

Settlements	(58)	(144)	(358)	(459)

Transfers into level 3	156	119	222	516

Transfers out of level 3	(63)	(116)	(283)	(261)
Ending balance	$ 1,444	$1,991	$ 1,444	$ 1,991
Loans and securities backed by residential real estate
Beginning balance	$ 807	$1,300	$ 845	$ 1,765

Net realized gains/(losses)	10	15	34	38

Net unrealized gains/(losses)	17	(5)	87	45

Purchases	34	76	142	297

Sales	(56)	(123)	(220)	(780)

Settlements	(44)	(85)	(95)	(233)

Transfers into level 3	30	95	20	120

Transfers out of level 3	(24)	(278)	(39)	(257)
Ending balance	$ 774	$ 995	$ 774	$ 995
Corporate loans and debt securities
Beginning balance	$ 3,645	$5,333	$ 4,640	$ 5,242

Net realized gains/(losses)	45	107	151	244

Net unrealized gains/(losses)	(7)	107	33	64

Purchases	178	278	568	953

Sales	(265)	(322)	(795)	(477)

Settlements	(259)	(647)	(653)	(1,553)

Transfers into level 3	567	343	1,023	949

Transfers out of level 3	(337)	(137)	(1,400)	(360)
Ending balance	$ 3,567	$5,062	$ 3,567	$ 5,062
Equity securities
Beginning balance	$ 9,833	$8,705	$10,263	$ 8,549

Net realized gains/(losses)	42	52	111	138

Net unrealized gains/(losses)	289	291	846	252

Purchases	219	96	401	957

Sales	(319)	(137)	(548)	(301)

Settlements	(161)	(165)	(399)	(555)

Transfers into level 3	530	704	1,030	1,008

Transfers out of level 3	(228)	(169)	(1,499)	(671)
Ending balance	$10,205	$9,377	$10,205	$ 9,377
Other cash instruments
Beginning balance	$ 511	$ 681	$ 642	$ 651

Net realized gains/(losses)	4	8	16	25

Net unrealized gains/(losses)	4	9	12	(17)

Purchases	37	23	92	243

Sales	(12)	(24)	(47)	(152)

Settlements	(59)	(40)	(146)	(122)

Transfers into level 3	4	66	12	103

Transfers out of level 3	(14)	(7)	(106)	(15)
Ending balance	$ 475	$ 716	$ 475	$ 716

Goldman Sachs September 2017 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2017. The net realized and unrealized gains on level 3 cash instrument assets of $441 million (reflecting $109 million of net realized gains and $332 million of net unrealized gains) for the three months ended September 2017 included gains/(losses) of approximately $(44) million, $360 million and $125 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended September 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended September 2017 primarily reflected transfers of certain corporate loans and debt securities and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the three months ended September 2017 primarily reflected transfers of certain corporate loans and debt securities and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including new transactions in these instruments.

Nine Months Ended September 2017. The net realized and unrealized gains on level 3 cash instrument assets of $1.50 billion (reflecting $349 million of net realized gains and $1.15 billion of net unrealized gains) for the nine months ended September 2017 included gains/(losses) of approximately $(77) million, $1.21 billion and $365 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gains on level 3 cash instrument assets for the nine months ended September 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the nine months ended September 2017 primarily reflected transfers of certain private equity securities and corporate loans and debt securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2017 primarily reflected transfers of certain private equity securities and corporate loans and debt securities to level 2, principally due to increased price transparency as a result of market evidence, including new transactions in these instruments, and transfers of certain corporate loans and debt securities to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Three Months Ended September 2016. The net realized and unrealized gains on level 3 cash instrument assets of $655 million (reflecting $194 million of net realized gains and $461 million of net unrealized gains) for the three months ended September 2016 included gains/(losses) of approximately $(65) million, $487 million and $233 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended September 2016 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended September 2016 primarily reflected transfers of certain private equity securities and corporate loans and debt securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2016 primarily reflected transfers of certain loans and securities backed by residential real estate and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Nine Months Ended September 2016. The net realized and unrealized gains on level 3 cash instrument assets of $861 million (reflecting $503 million of net realized gains and $358 million of net unrealized gains) for the nine months ended September 2016 included gains/(losses) of approximately $(394) million, $557 million and $698 million reported in “Market making,” “Other principal transactions” and “Interest income,” respectively.

21	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The net unrealized gains on level 3 cash instrument assets for the nine months ended September 2016 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the nine months ended September 2016 primarily reflected transfers of certain private equity securities, corporate loans and debt securities, and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2016 primarily reflected transfers of certain private equity securities, corporate loans and debt securities, and loans and securities backed by commercial and residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Available-for-Sale Securities

Cash instruments include securities that are accounted for as available-for-sale. The table below presents details about such securities.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2017
U.S. government and agency obligations	$2,524	$2,517	1.84%

Other available-for-sale securities	245	246	4.46%
Total available-for-sale securities	$2,769	$2,763	2.07%
As of December 2016
U.S. government and agency obligations	$ 24	$ 24	0.43%

Other available-for-sale securities	65	65	3.03%
Total available-for-sale securities	$ 89	$ 89	2.32%

In the table above:

•

U.S. government and agency obligations were classified in level 1 of the fair value hierarchy as of both September 2017 and December 2016, and substantially all had maturities of one to five years as of September 2017 and less than one year as of December 2016.

•

Other available-for-sale securities includes corporate debt securities, other debt obligations, securities backed by commercial real estate and money market instruments. As of both September 2017 and December 2016, these securities were primarily classified in level 2 of the fair value hierarchy and primarily had maturities of greater than ten years.

•	The gross unrealized gains/(losses) included in “Accumulated other comprehensive loss” related to available-for-sale securities were not material.

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

Goldman Sachs September 2017 Form 10-Q	22

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

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2017
Private equity funds	$3,944	$ 628

Credit funds	305	498

Hedge funds	254	–

Real estate funds	941	273
Total	$5,444	$1,399
As of December 2016
Private equity funds	$4,628	$1,393

Credit funds	421	166

Hedge funds	410	–

Real estate funds	1,006	272
Total	$6,465	$1,831

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

23	Goldman Sachs September 2017 Form 10-Q

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

	As of September 2017		As of December 2016
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 566	$ 801	$ 443	$ 382

OTC-cleared	5,273	2,910	189,471	168,946

Bilateral OTC	273,255	249,002	309,037	289,491
Total interest rates	279,094	252,713	498,951	458,819
OTC-cleared	5,934	5,774	4,837	4,811

Bilateral OTC	18,142	16,509	21,530	18,770
Total credit	24,076	22,283	26,367	23,581
Exchange-traded	38	49	36	176

OTC-cleared	859	780	796	798

Bilateral OTC	101,402	96,772	111,032	106,318
Total currencies	102,299	97,601	111,864	107,292
Exchange-traded	4,371	4,247	3,219	3,187

OTC-cleared	213	191	189	197

Bilateral OTC	7,730	9,900	8,945	10,487
Total commodities	12,314	14,338	12,353	13,871
Exchange-traded	11,174	9,656	8,576	8,064

Bilateral OTC	43,537	48,242	39,516	45,826
Total equities	54,711	57,898	48,092	53,890
Subtotal	472,494	444,833	697,627	657,453
Accounted for as hedges
OTC-cleared	10	–	4,347	156

Bilateral OTC	2,825	7	4,180	10
Total interest rates	2,835	7	8,527	166
OTC-cleared	8	33	30	40

Bilateral OTC	16	99	55	64
Total currencies	24	132	85	104
Subtotal	2,859	139	8,612	270
Total gross fair value	$ 475,353	$ 444,972	$ 706,239	$ 657,723
Offset in condensed consolidated statements of financial condition
Exchange-traded	$ (12,959)	$ (12,959)	$ (9,727)	$ (9,727)

OTC-cleared	(9,429)	(9,429)	(171,864)	(171,864)

Bilateral OTC	(348,935)	(348,935)	(385,647)	(385,647)
Counterparty netting	(371,323)	(371,323)	(567,238)	(567,238)
OTC-cleared	(2,590)	(200)	(27,560)	(2,940)

Bilateral OTC	(52,208)	(35,483)	(57,769)	(40,046)
Cash collateral netting	(54,798)	(35,683)	(85,329)	(42,986)
Total amounts offset	$(426,121)	$(407,006)	$(652,567)	$(610,224)
Included in condensed consolidated statements of financial condition
Exchange-traded	$ 3,190	$ 1,794	$ 2,547	$ 2,082

OTC-cleared	278	59	246	144

Bilateral OTC	45,764	36,113	50,879	45,273
Total	$ 49,232	$ 37,966	$ 53,672	$ 47,499
Not offset in condensed consolidated statements of financial condition
Cash collateral	$ (612)	$ (2,173)	$ (535)	$ (2,085)

Securities collateral	(14,192)	(8,757)	(15,518)	(10,224)
Total	$ 34,428	$ 27,036	$ 37,619	$ 35,190

	Notional Amounts as of
$ in millions	September 2017	December 2016
Not accounted for as hedges
Exchange-traded	$ 9,804,797	$ 4,425,532

OTC-cleared	17,244,593	16,646,145

Bilateral OTC	14,402,975	11,131,442
Total interest rates	41,452,365	32,203,119
OTC-cleared	423,723	378,432

Bilateral OTC	973,991	1,045,913
Total credit	1,397,714	1,424,345
Exchange-traded	18,830	13,800

OTC-cleared	107,411	62,799

Bilateral OTC	7,883,247	5,576,748
Total currencies	8,009,488	5,653,347
Exchange-traded	281,291	227,707

OTC-cleared	4,066	3,506

Bilateral OTC	249,020	196,899
Total commodities	534,377	428,112
Exchange-traded	772,320	605,335

Bilateral OTC	1,210,740	959,112
Total equities	1,983,060	1,564,447
Subtotal	53,377,004	41,273,370
Accounted for as hedges
OTC-cleared	57,075	55,328

Bilateral OTC	19,654	36,607
Total interest rates	76,729	91,935
OTC-cleared	1,858	1,703

Bilateral OTC	8,255	8,544
Total currencies	10,113	10,247
Subtotal	86,842	102,182
Total notional amounts	$53,463,846	$41,375,552

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets and derivative liabilities of $14.35 billion and $14.91 billion, respectively, as of September 2017, and derivative assets and derivative liabilities of $19.92 billion and $20.79 billion, respectively, as of December 2016, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs September 2017 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to a rule change at a clearing organization in the first quarter of 2017, transactions with this clearing organization are considered settled each day. In addition, during the third quarter of 2017, consistent with the rules of another clearing organization, the firm elected to consider its transactions with that clearing organization as settled each day. The impact of reflecting transactions with these two clearing organizations as settled would have been a reduction in gross derivative assets and liabilities as of December 2016 of $189.08 billion and $166.04 billion, respectively, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the condensed consolidated statements of financial condition.

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

25	Goldman Sachs September 2017 Form 10-Q

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

Goldman Sachs September 2017 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting, included in the condensed consolidated statements of financial condition.

	As of September 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 4	$ 281,349	$ 576	$ 281,929

Credit	–	20,258	3,818	24,076

Currencies	–	102,146	177	102,323

Commodities	–	11,943	371	12,314

Equities	9	54,352	350	54,711
Gross fair value	13	470,048	5,292	475,353

Counterparty netting in levels	–	(369,339)	(1,018)	(370,357)
Subtotal	$ 13	$ 100,709	$ 4,274	$ 104,996

Cross-level counterparty netting				(966)

Cash collateral netting				(54,798)
Net fair value				$ 49,232
Liabilities
Interest rates	$ (8)	$(251,809)	$ (903)	$(252,720)

Credit	–	(20,226)	(2,057)	(22,283)

Currencies	–	(97,520)	(213)	(97,733)

Commodities	–	(14,033)	(305)	(14,338)

Equities	(28)	(55,939)	(1,931)	(57,898)
Gross fair value	(36)	(439,527)	(5,409)	(444,972)

Counterparty netting in levels	–	369,339	1,018	370,357
Subtotal	$ (36)	$ (70,188)	$(4,391)	$ (74,615)

Cross-level counterparty netting				966

Cash collateral netting				35,683
Net fair value				$ (37,966)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 46	$ 506,818	$ 614	$ 507,478

Credit	–	21,388	4,979	26,367

Currencies	–	111,762	187	111,949

Commodities	–	11,950	403	12,353

Equities	1	47,667	424	48,092
Gross fair value	47	699,585	6,607	706,239

Counterparty netting in levels	(12)	(564,100)	(1,417)	(565,529)
Subtotal	$ 35	$ 135,485	$ 5,190	$ 140,710

Cross-level counterparty netting				(1,709)

Cash collateral netting				(85,329)
Net fair value				$ 53,672
Liabilities
Interest rates	$ (27)	$(457,963)	$ (995)	$(458,985)

Credit	–	(21,106)	(2,475)	(23,581)

Currencies	–	(107,212)	(184)	(107,396)

Commodities	–	(13,541)	(330)	(13,871)

Equities	(967)	(49,083)	(3,840)	(53,890)
Gross fair value	(994)	(648,905)	(7,824)	(657,723)

Counterparty netting in levels	12	564,100	1,417	565,529
Subtotal	$(982)	$ (84,805)	$(6,407)	$ (92,194)

Cross-level counterparty netting				1,709

Cash collateral netting				42,986
Net fair value				$ (47,499)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of
$ in millions	September 2017	December 2016
Interest rates, net	$(327)	$(381)

Correlation	(10)% to 86% (56%/60%)	(10)% to 86% (56%/60%)

Volatility (bps)	31 to 151 (84/57)	31 to 151 (84/57)
Credit, net	$1,761	$2,504

Correlation	35% to 91% (59%/59%)	35% to 91% (65%/68%)

Credit spreads (bps)	1 to 637 (89/50)	1 to 993 (122/73)

Upfront credit points	0 to 95 (41/36)	0 to 100 (43/35)

Recovery rates	22% to 97% (64%/70%)	1% to 97% (58%/70%)
Currencies, net	$(36)	$3

Correlation	25% to 72% (49%/46%)	25% to 70% (50%/55%)
Commodities, net	$66	$73

Volatility	9% to 65% (27%/27%)	13% to 68% (33%/33%)

Natural gas spread	$(2.24) to $2.84 ($(0.22)/$(0.12))	$(1.81) to $4.33 ($(0.14)/$(0.05))

Oil spread	$(7.10) to $60.00 ($4.67/$(1.54))	$(19.72) to $64.92 ($25.30/$16.43)
Equities, net	$(1,581)	$(3,416)

Correlation	(35)% to 94% (51%/48%)	(39)% to 88% (41%/41%)

Volatility	3% to 87% (24%/22%)	5% to 72% (24%/23%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

27	Goldman Sachs September 2017 Form 10-Q

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

Goldman Sachs September 2017 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Total level 3 derivatives
Beginning balance	$ 960	$2,430	$(1,217)	$ 495

Net realized gains/(losses)	(24)	17	(82)	(110)

Net unrealized gains/(losses)	12	(171)	(144)	620

Purchases	48	43	146	191

Sales	(786)	(38)	(935)	(279)

Settlements	(299)	(194)	2,163	622

Transfers into level 3	(34)	119	(6)	500

Transfers out of level 3	6	86	(42)	253
Ending balance	$(117)	$2,292	$ (117)	$2,292

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

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

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Interest rates, net
Beginning balance	$ (319)	$ 56	$ (381)	$ (398)

Net realized gains/(losses)	(34)	(23)	(77)	(43)

Net unrealized gains/(losses)	38	(48)	68	129

Purchases	1	–	5	3

Sales	(4)	(2)	(12)	(5)

Settlements	5	61	78	95

Transfers into level 3	–	9	(11)	304

Transfers out of level 3	(14)	1	3	(31)
Ending balance	$ (327)	$ 54	$ (327)	$ 54
Credit, net
Beginning balance	$ 1,999	$2,942	$ 2,504	$ 2,793

Net realized gains/(losses)	23	7	52	(50)

Net unrealized gains/(losses)	54	(31)	(149)	359

Purchases	15	12	30	68

Sales	(27)	(6)	(40)	(38)

Settlements	(356)	(110)	(607)	(393)

Transfers into level 3	8	101	45	191

Transfers out of level 3	45	(4)	(74)	(19)
Ending balance	$ 1,761	$2,911	$ 1,761	$ 2,911
Currencies, net
Beginning balance	$ 25	$ 17	$ 3	$ (34)

Net realized gains/(losses)	(9)	(12)	(30)	(39)

Net unrealized gains/(losses)	(52)	(14)	(87)	2

Purchases	1	1	3	15

Sales	–	–	–	(4)

Settlements	26	39	88	84

Transfers into level 3	3	–	11	1

Transfers out of level 3	(30)	1	(24)	7
Ending balance	$ (36)	$ 32	$ (36)	$ 32
Commodities, net
Beginning balance	$ 118	$ (222)	$ 73	$ (262)

Net realized gains/(losses)	(4)	(2)	23	22

Net unrealized gains/(losses)	80	(25)	135	34

Purchases	3	1	19	27

Sales	(58)	(4)	(120)	(118)

Settlements	(1)	34	(42)	12

Transfers into level 3	(47)	6	(40)	10

Transfers out of level 3	(25)	210	18	273
Ending balance	$ 66	$ (2)	$ 66	$ (2)
Equities, net
Beginning balance	$ (863)	$ (363)	$(3,416)	$(1,604)

Net realized gains/(losses)	–	47	(50)	–

Net unrealized gains/(losses)	(108)	(53)	(111)	96

Purchases	28	29	89	78

Sales	(697)	(26)	(763)	(114)

Settlements	27	(218)	2,646	824

Transfers into level 3	2	3	(11)	(6)

Transfers out of level 3	30	(122)	35	23
Ending balance	$(1,581)	$ (703)	$(1,581)	$ (703)

29	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2017. The net realized and unrealized losses on level 3 derivatives of $12 million (reflecting $24 million of net realized losses and $12 million of net unrealized gains) for the three months ended September 2017 included gains/(losses) of $63 million and $(75) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gains on level 3 derivatives for the three months ended September 2017 were not material.

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the three months ended September 2017 were not material.

Nine Months Ended September 2017. The net realized and unrealized losses on level 3 derivatives of $226 million (reflecting $82 million of net realized losses and $144 million of net unrealized losses) for the nine months ended September 2017 included gains/(losses) of $28 million and $(254) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized losses on level 3 derivatives for the nine months ended September 2017 were primarily attributable to losses on certain credit derivatives, reflecting the impact of tighter credit spreads, and losses on certain equity derivatives, reflecting the impact of changes in equity prices, partially offset by gains on certain commodity derivatives, reflecting the impact of an increase in commodity prices.

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the nine months ended September 2017 were not material.

Three Months Ended September 2016. The net realized and unrealized losses on level 3 derivatives of $154 million (reflecting $17 million of realized gains and $171 million of unrealized losses) for the three months ended September 2016 included losses of $16 million and $138 million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized losses on level 3 derivatives for the three months ended September 2016 were primarily attributable to losses on certain equity derivatives reflecting the impact of an increase in equity prices, and losses on certain interest rate derivatives reflecting the impact of a decrease in interest rates.

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

Nine Months Ended September 2016. The net realized and unrealized gains on level 3 derivatives of $510 million (reflecting $110 million of realized losses and $620 million of unrealized gains) for the nine months ended September 2016 included gains/(losses) of $686 million and $(176) million reported in “Market making” and “Other principal transactions,” respectively.

The net unrealized gains on level 3 derivatives for the nine months ended September 2016 were primarily attributable to gains on certain credit and interest rate derivatives, principally reflecting the impact of a decrease in interest rates.

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

Goldman Sachs September 2017 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2017
Assets
Interest rates	$ 4,086	$16,288	$55,464	$ 75,838

Credit	1,309	3,554	3,948	8,811

Currencies	14,652	6,158	8,454	29,264

Commodities	2,648	1,596	191	4,435

Equities	3,394	6,659	1,471	11,524

Counterparty netting in tenors	(3,426)	(4,746)	(3,082)	(11,254)
Subtotal	$22,663	$29,509	$66,446	$118,618

Cross-tenor counterparty netting				(17,778)

Cash collateral netting				(54,798)
Total				$ 46,042
Liabilities
Interest rates	$ 5,347	$ 9,276	$31,772	$ 46,395

Credit	2,020	3,650	1,347	7,017

Currencies	13,124	6,998	4,542	24,664

Commodities	2,340	1,767	2,476	6,583

Equities	7,335	5,680	3,213	16,228

Counterparty netting in tenors	(3,426)	(4,746)	(3,082)	(11,254)
Subtotal	$26,740	$22,625	$40,268	$ 89,633

Cross-tenor counterparty netting				(17,778)

Cash collateral netting				(35,683)
Total				$ 36,172
As of December 2016
Assets
Interest rates	$ 5,845	$18,376	$79,507	$103,728

Credit	1,763	2,695	4,889	9,347

Currencies	18,344	8,292	8,428	35,064

Commodities	3,273	1,415	179	4,867

Equities	3,141	9,249	1,341	13,731

Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,823	$34,477	$90,550	$153,850

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(85,329)
Total				$ 51,125
Liabilities
Interest rates	$ 5,679	$10,814	$38,812	$ 55,305

Credit	2,060	3,328	1,167	6,555

Currencies	14,720	9,771	5,879	30,370

Commodities	2,546	1,555	2,315	6,416

Equities	7,000	10,426	2,614	20,040

Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,462	$30,344	$46,993	$105,799

Cross-tenor counterparty netting				(17,396)

Cash collateral netting				(42,986)
Total				$ 45,417

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

31	Goldman Sachs September 2017 Form 10-Q

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

As of September 2017, written and purchased credit derivatives had total gross notional amounts of $670.14 billion and $727.59 billion, respectively, for total net notional purchased protection of $57.45 billion. As of December 2016, written and purchased credit derivatives had total gross notional amounts of $690.47 billion and $733.98 billion, respectively, for total net notional purchased protection of $43.51 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$208,398	$ 6,880	$ 731	$ 5,048	$221,057

1 - 5 years	327,617	10,426	7,711	7,961	353,715

Greater than 5 years	86,151	5,518	2,578	1,118	95,365
Total	$622,166	$22,824	$11,020	$14,127	$670,137
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$537,389	$17,554	$ 9,831	$12,257	$577,031

Other	136,997	9,672	2,024	1,867	150,560
Fair Value of Written Credit Derivatives
Asset	$ 14,519	$ 732	$ 229	$ 164	$ 15,644

Liability	1,614	452	810	4,370	7,246
Net asset/(liability)	$ 12,905	$ 280	$ (581)	$ (4,206)	$ 8,398
As of December 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$207,727	$ 5,819	$ 1,016	$ 8,629	$223,191

1 - 5 years	375,208	17,255	8,643	7,986	409,092

Greater than 5 years	52,977	3,928	1,045	233	58,183
Total	$635,912	$27,002	$10,704	$16,848	$690,466
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$558,305	$20,588	$10,133	$15,186	$604,212

Other	119,509	7,712	1,098	1,446	129,765
Fair Value of Written Credit Derivatives
Asset	$ 13,919	$ 606	$ 187	$ 45	$ 14,757

Liability	2,436	902	809	5,686	9,833
Net asset/(liability)	$ 11,483	$ (296)	$ (622)	$ (5,641)	$ 4,924

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

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs September 2017 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $32 million and $44 million for the three months ended September 2017 and September 2016, respectively, and $51 million and $155 million for the nine months ended September 2017 and September 2016, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
$ in millions	September 2017	December 2016
Fair value of assets	$ 893	$ 676

Fair value of liabilities	1,053	864
Net liability	$ 160	$ 188
Notional amount	$9,717	$8,726

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

	As of
$ in millions	September 2017	December 2016
Net derivative liabilities under bilateral agreements	$27,290	$32,927

Collateral posted	$23,416	$27,840

Additional collateral or termination payments:
One-notch downgrade	$ 272	$ 677

Two-notch downgrade	$ 1,374	$ 2,216

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

33	Goldman Sachs September 2017 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Interest rate hedges	$(518)	$(984)	$(1,944)	$ 1,865

Hedged borrowings and deposits	379	823	1,433	(2,169)
Hedge ineffectiveness	$(139)	$(161)	$ (511)	$ (304)

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in “Currency translation.”

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Hedges:
Foreign currency forward contract	$(192)	$(74)	$(770)	$(382)

Foreign currency-denominated debt	$ (2)	$(47)	$ (70)	$(408)

The gain/(loss) related to ineffectiveness was not material for both the three and nine months ended September 2017 or September 2016. The net gain/(loss) reclassified to earnings from accumulated other comprehensive income for the three months ended September 2017 was not material and for the nine months ended September 2017 was $39 million (reflecting a gain of $223 million related to the hedges and a loss of $184 million on the related net investments in non-U.S. operations). The gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for both the three and nine months ended September 2016.

As of September 2017 and December 2016, the firm had designated $2.04 billion and $1.69 billion, respectively, of foreign currency-denominated debt, included in “Unsecured long-term borrowings” and “Unsecured short-term borrowings,” as hedges of net investments in non-U.S. subsidiaries.

Note 8.

Fair Value Option

Other Financial Assets and Financial Liabilities at Fair Value

In addition to all cash and derivative instruments included in “Financial instruments owned” and “Financial instruments sold, but not yet purchased,” the firm accounts for certain of its other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option. The primary reasons for electing the fair value option are to:

•	Reflect economic events in earnings on a timely basis;

•

Mitigate volatility in earnings from using different measurement attributes (e.g., transfers of financial instruments owned accounted for as financings are recorded at fair value, whereas the related secured financing would be recorded on an accrual basis absent electing the fair value option); and

•

Address simplification and cost-benefit considerations (e.g., accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of embedded derivatives and hedge accounting for debt hosts).

Goldman Sachs September 2017 Form 10-Q	34

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

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2017
Assets
Securities purchased under agreements to resell	$ –	$ 112,108	$ –	$ 112,108

Securities borrowed	–	74,121	–	74,121

Receivables from customers and counterparties	–	3,518	1	3,519
Total	$ –	$ 189,747	$ 1	$ 189,748
Liabilities
Deposits	$ –	$ (20,960)	$ (2,792)	$ (23,752)

Securities sold under agreements to repurchase	–	(86,380)	(44)	(86,424)

Securities loaned	–	(5,038)	–	(5,038)

Other secured financings	–	(21,850)	(453)	(22,303)

Unsecured borrowings:
Short-term	–	(13,880)	(3,875)	(17,755)

Long-term	–	(28,425)	(7,536)	(35,961)

Other liabilities and accrued expenses	–	(208)	(53)	(261)
Total	$ –	$(176,741)	$(14,753)	$(191,494)
As of December 2016
Assets
Securities purchased under agreements to resell	$ –	$ 116,077	$ –	$ 116,077

Securities borrowed	–	82,398	–	82,398

Receivables from customers and counterparties	–	3,211	55	3,266
Total	$ –	$ 201,686	$ 55	$ 201,741
Liabilities
Deposits	$ –	$ (10,609)	$ (3,173)	$ (13,782)

Securities sold under agreements to repurchase	–	(71,750)	(66)	(71,816)

Securities loaned	–	(2,647)	–	(2,647)

Other secured financings	–	(20,516)	(557)	(21,073)

Unsecured borrowings:
Short-term	–	(10,896)	(3,896)	(14,792)

Long-term	–	(22,185)	(7,225)	(29,410)

Other liabilities and accrued expenses	–	(559)	(62)	(621)
Total	$ –	$(139,162)	$(14,979)	$(154,141)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

35	Goldman Sachs September 2017 Form 10-Q

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both September 2017 and December 2016, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both September 2017 and December 2016, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of September 2017:

•	Yield: 0.5% to 10.0% (weighted average: 3.1%)

•	Duration: 0.3 to 11.3 years (weighted average: 2.4 years)

As of December 2016:

•	Yield: 0.4% to 16.6% (weighted average: 3.5%)

•	Duration: 0.1 to 5.7 years (weighted average: 2.3 years)

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

Goldman Sachs September 2017 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value primarily consist of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both September 2017 and December 2016, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during both the three and nine months ended September 2017 and September 2016. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 other financial assets and financial liabilities accounted for at fair value.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Total other financial assets
Beginning balance	$ 1	$ 48	$ 55	$ 45

Net realized gains/(losses)	–	1	–	2

Net unrealized gains/(losses)	–	1	(3)	1

Purchases	–	6	1	10

Settlements	–	(1)	(52)	(3)
Ending balance	$ 1	$ 55	$ 1	$ 55
Total other financial liabilities
Beginning balance	$(15,863)	$(15,089)	$(14,979)	$(11,244)

Net realized gains/(losses)	(79)	(23)	(212)	(76)

Net unrealized gains/(losses)	(249)	(306)	(821)	(335)

Purchases	–	(3)	(3)	(10)

Sales	–	–	–	6

Issuances	(2,352)	(2,150)	(6,479)	(8,996)

Settlements	1,873	1,787	5,111	5,192

Transfers into level 3	(119)	(230)	(631)	(803)

Transfers out of level 3	2,036	886	3,261	1,138
Ending balance	$(14,753)	$(15,128)	$(14,753)	$(15,128)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relate to instruments that were still held at period-end.

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

•

Level 3 other financial assets and financial liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

37	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by the condensed consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Deposits
Beginning balance	$(3,579)	$(2,936)	$(3,173)	$(2,215)

Net realized gains/(losses)	(1)	(7)	(5)	(20)

Net unrealized gains/(losses)	(57)	–	(160)	(208)

Issuances	(169)	(284)	(513)	(797)

Settlements	189	9	225	22

Transfers out of level 3	825	–	834	–
Ending balance	$(2,792)	$(3,218)	$(2,792)	$(3,218)
Securities sold under agreements to repurchase
Beginning balance	$ (61)	$ (76)	$ (66)	$ (71)

Net unrealized gains/(losses)	–	–	(1)	(6)

Settlements	17	1	23	2
Ending balance	$ (44)	$ (75)	$ (44)	$ (75)
Other secured financings
Beginning balance	$ (718)	$ (688)	$ (557)	$ (549)

Net realized gains/(losses)	1	(1)	10	(4)

Net unrealized gains/(losses)	(4)	(9)	(26)	(33)

Purchases	–	(3)	(3)	(8)

Sales	–	–	–	6

Issuances	(4)	(1)	(21)	(141)

Settlements	44	191	134	228

Transfers into level 3	(2)	(106)	(221)	(116)

Transfers out of level 3	230	1	231	1
Ending balance	$ (453)	$ (616)	$ (453)	$ (616)
Unsecured short-term borrowings
Beginning balance	$(3,735)	$(4,654)	$(3,896)	$(4,133)

Net realized gains/(losses)	(77)	–	(188)	(33)

Net unrealized gains/(losses)	(86)	(218)	(206)	(98)

Issuances	(1,229)	(692)	(3,535)	(3,327)

Settlements	1,027	1,208	2,756	3,522

Transfers into level 3	(30)	(76)	(113)	(427)

Transfers out of level 3	255	760	1,307	824
Ending balance	$(3,875)	$(3,672)	$(3,875)	$(3,672)
Unsecured long-term borrowings
Beginning balance	$(7,706)	$(6,626)	$(7,225)	$(4,224)

Net realized gains/(losses)	(7)	(19)	(43)	(27)

Net unrealized gains/(losses)	(113)	(88)	(437)	21

Purchases	–	–	–	(2)

Issuances	(945)	(1,160)	(2,396)	(4,676)

Settlements	596	378	1,973	1,417

Transfers into level 3	(87)	(48)	(297)	(260)

Transfers out of level 3	726	125	889	313
Ending balance	$(7,536)	$(7,438)	$(7,536)	$(7,438)
Other liabilities and accrued expenses
Beginning balance	$ (64)	$ (109)	$ (62)	$ (52)

Net realized gains/(losses)	5	4	14	8

Net unrealized gains/(losses)	11	9	9	(11)

Issuances	(5)	(13)	(14)	(55)

Settlements	–	–	–	1
Ending balance	$ (53)	$ (109)	$ (53)	$ (109)

Level 3 Rollforward Commentary

Three Months Ended September 2017. The net realized and unrealized losses on level 3 other financial liabilities of $328 million (reflecting $79 million of net realized losses and $249 million of net unrealized losses) for the three months ended September 2017 included losses of $305 million, $1 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings, and losses of $20 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended September 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices.

Transfers into level 3 of other financial liabilities during the three months ended September 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to certain unobservable volatility inputs being significant to the valuation of these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended September 2017 primarily reflected transfers of certain hybrid financial instruments included in deposits to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments and transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments.

Nine Months Ended September 2017. The net realized and unrealized losses on level 3 other financial liabilities of $1.03 billion (reflecting $212 million of net realized losses and $821 million of net unrealized losses) for the nine months ended September 2017 included losses of $893 million, $23 million and $11 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings, and losses of $106 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

Goldman Sachs September 2017 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The net unrealized losses on level 3 other financial liabilities for the nine months ended September 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to an increase in global equity prices, the impact of tighter credit spreads and changes in interest rates, and certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices and changes in foreign exchange rates.

Transfers into level 3 of other financial liabilities during the nine months ended September 2017 reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings from level 2, principally due to reduced transparency of certain inputs used to value these instruments and transfers of certain other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the nine months ended September 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments and transfers of certain hybrid financial instruments included in deposits to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments.

Three Months Ended September 2016. The net realized and unrealized losses on level 3 other financial liabilities of $329 million (reflecting $23 million of net realized losses and $306 million of net unrealized losses) for the three months ended September 2016 included losses of approximately $302 million, $18 million and $2 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings, and losses of $7 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended September 2016 primarily consisted of losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to changes in foreign exchange rates and an increase in global equity prices.

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

Nine Months Ended September 2016. The net realized and unrealized losses on level 3 other financial liabilities of $411 million (reflecting $76 million of net realized losses and $335 million of net unrealized losses) for the nine months ended September 2016 included losses of approximately $332 million, $32 million and $7 million reported in “Market making,” “Other principal transactions” and “Interest expense,” respectively, in the condensed consolidated statements of earnings, and losses of $40 million reported in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the nine months ended September 2016 primarily consisted of losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.

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

39	Goldman Sachs September 2017 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Unsecured short-term borrowings	$ (819)	$(832)	$(2,036)	$ (773)

Unsecured long-term borrowings	(448)	(19)	(1,121)	(608)

Other liabilities and accrued expenses	16	1	204	(86)

Other	(166)	(85)	(445)	(629)
Total	$(1,417)	$(935)	$(3,398)	$(2,096)

In the table above:

•	Gains/(losses) are included in “Market making” and “Other principal transactions.”

•

Gains/(losses) exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term borrowings are substantially all related to the embedded derivative component of hybrid financial instruments for both the three and nine months ended September 2017 and September 2016. Gains/(losses) included in unsecured long-term borrowings are primarily related to the embedded derivative component of hybrid financial instruments for both the three and nine months ended September 2017 and September 2016. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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

	As of
$ in millions	September 2017	December 2016
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 608	$ 478

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$5,385	$8,101

Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,220	$2,138

In the table above, the aggregate contractual principal amount of loans on non-accrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

As of September 2017 and December 2016, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $29 million and $80 million, respectively, and the related total contractual amount of these lending commitments was $7.03 billion and $7.19 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of September 2017, and the aggregate contractual principal amount exceeded the related fair value by $361 million as of December 2016. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.38 billion and $1.56 billion as of September 2017 and December 2016, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Goldman Sachs September 2017 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $75 million and $157 million for the three months ended September 2017 and September 2016, respectively, and $249 million and $270 million for the nine months ended September 2017 and September 2016, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents details about the net DVA losses on such financial liabilities.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
DVA (pre-tax)	$(161)	$(13)	$(804)	$(116)

DVA (net of tax)	$(104)	$(13)	$(518)	$ (75)

In the table above:

•	DVA (net of tax) is included in “Debt valuation adjustment” in the condensed consolidated statements of comprehensive income.

•

The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three and nine months ended September 2017 and September 2016.

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	September 2017	December 2016
Corporate loans	$30,422	$24,837

Loans to private wealth management clients	14,441	13,828

Loans backed by commercial real estate	7,094	4,761

Loans backed by residential real estate	5,327	3,865

Other loans	4,939	2,890
Total loans receivable, gross	62,223	50,181

Allowance for loan losses	(737)	(509)
Total loans receivable	$61,486	$49,672

As of September 2017 and December 2016, the fair value of loans receivable was $61.84 billion and $49.80 billion, respectively. As of September 2017, had these loans been carried at fair value and included in the fair value hierarchy, $35.53 billion and $26.31 billion would have been classified in level 2 and level 3, respectively. As of December 2016, had these loans been carried at fair value and included in the fair value hierarchy, $28.40 billion and $21.40 billion would have been classified in level 2 and level 3, respectively.

The firm also extends lending commitments that are held for investment and accounted for on an accrual basis. As of September 2017 and December 2016, such lending commitments were $105.00 billion and $98.05 billion, respectively. Substantially all of these commitments were extended to corporate borrowers and were primarily related to the firm’s relationship lending activities. The carrying value and the estimated fair value of such lending commitments were liabilities of $376 million and $2.29 billion, respectively, as of September 2017, and $327 million and $2.55 billion, respectively, as of December 2016. As of September 2017, had these lending commitments been carried at fair value and included in the fair value hierarchy, $799 million and $1.49 billion would have been classified in level 2 and level 3, respectively. As of December 2016, had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.10 billion and $1.45 billion would have been classified in level 2 and level 3, respectively.

41	Goldman Sachs September 2017 Form 10-Q

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

Purchased Credit Impaired (PCI) Loans

Loans receivable includes PCI loans, which represent acquired loans or pools of loans with evidence of credit deterioration subsequent to their origination and where it is probable, at acquisition, that the firm will not be able to collect all contractually required payments. Loans acquired within the same reporting period, which have at least two common risk characteristics, one of which relates to their credit risk, are eligible to be pooled together and considered a single unit of account. PCI loans are initially recorded at the acquisition price and the difference between the acquisition price and the expected cash flows (accretable yield) is recognized as interest income over the life of such loans or pools of loans on an effective yield method. Expected cash flows on PCI loans are determined using various inputs and assumptions, including default rates, loss severities, recoveries, amount and timing of prepayments and other macroeconomic indicators.

The table below presents details about PCI loans.

	As of
$ in millions	September 2017	December 2016
Loans backed by commercial real estate	$1,294	$1,444

Loans backed by residential real estate	3,222	2,508

Other loans	11	18
Total gross carrying value	$4,527	$3,970
Total outstanding principal balance	$9,354	$8,515

Total accretable yield	$ 622	$ 526

The table below presents details about PCI loans at the time of acquisition.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Fair value	$337	$ 507	$1,425	$1,364

Expected cash flows	$369	$ 556	$1,579	$1,549

Contractually required cash flows	$635	$1,168	$3,443	$3,405

Goldman Sachs September 2017 Form 10-Q	42

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

The table below presents gross loans receivable (excluding PCI loans of $4.53 billion and $3.97 billion as of September 2017 and December 2016, respectively, which are not assigned a credit rating equivalent) and related lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of September 2017
Investment-grade	$21,135	$ 73,388	$ 94,523

Non-investment-grade	36,561	31,613	68,174
Total	$57,696	$105,001	$162,697
As of December 2016
Investment-grade	$18,434	$ 72,323	$ 90,757

Non-investment-grade	27,777	25,722	53,499
Total	$46,211	$ 98,045	$144,256
Regulatory Risk Rating
As of September 2017
Non-criticized/pass	$53,784	$100,155	$153,939

Criticized	3,912	4,846	8,758
Total	$57,696	$105,001	$162,697
As of December 2016
Non-criticized/pass	$43,146	$ 94,966	$138,112

Criticized	3,065	3,079	6,144
Total	$46,211	$ 98,045	$144,256

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

As of September 2017 and December 2016, the gross carrying value of impaired loans receivable (excluding PCI loans) on non-accrual status was $570 million and $404 million, respectively. As of September 2017 and December 2016, such loans included $121 million and $142 million, respectively, of corporate loans that were modified in a troubled debt restructuring. The firm did not have any lending commitments related to these loans as of September 2017. Such lending commitments were $144 million as of December 2016.

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, credit scores and other risk factors. When it is determined that the firm cannot reasonably estimate expected cash flows on the PCI loans or pools of loans, such loans are placed on non-accrual status.

43	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses consists of specific loan-level reserves, portfolio level reserves, and reserves on PCI loans as described below:

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

The allowance for loan losses is determined using various inputs, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. Management’s estimate of loan losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible. As of both September 2017 and December 2016, substantially all of the firm’s loans receivable were evaluated for impairment at the portfolio level.

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in “Other liabilities and accrued expenses.” As of both September 2017 and December 2016, substantially all of such lending commitments were evaluated for impairment at the portfolio level.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments.

$ in millions	Nine Months Ended September 2017	Year Ended December 2016
Allowance for loan losses
Beginning balance	$509	$414

Charge-offs	(63)	(8)

Provision	316	138

Other	(25)	(35)
Ending balance	$737	$509
Allowance for losses on lending commitments
Beginning balance	$212	$188

Provision	51	44

Other	(21)	(20)
Ending balance	$242	$212

In the table above:

•

The provision for losses on loans and lending commitments is included in “Other principal transactions,” and was primarily related to corporate loans and lending commitments, and loans backed by commercial real estate.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

Portfolio level reserves included in the allowance for loan losses were $471 million and $370 million, as of September 2017 and December 2016, respectively, and were primarily related to corporate loans.

•

Specific loan-level reserves included in the allowance for loan losses were $145 million and $127 million, as of September 2017 and December 2016, respectively, and were substantially all related to corporate loans.

•

Reserves on PCI loans included in the allowance for loan losses were $121 million and $12 million, as of September 2017 and December 2016, respectively, and were related to loans backed by real estate.

•

As of both September 2017 and December 2016, substantially all of the allowance for losses on lending commitments were related to corporate lending commitments and were primarily determined at the portfolio level.

Goldman Sachs September 2017 Form 10-Q	44

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	September 2017	December 2016
Securities purchased under agreements to resell	$112,532	$116,925

Securities borrowed	$188,394	$184,600

Securities sold under agreements to repurchase	$ 86,424	$ 71,816

Securities loaned	$ 13,160	$ 7,524

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of September 2017 and December 2016, $74.12 billion and $82.40 billion of securities borrowed, and $5.04 billion and $2.65 billion of securities loaned were at fair value, respectively.

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

45	Goldman Sachs September 2017 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. While these agreements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2017 and December 2016.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the condensed consolidated statements of financial condition, as well as the amounts of counterparty netting and cash and securities collateral, not offset in the condensed consolidated statements of financial condition.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2017
Included in condensed consolidated statements of financial condition
Gross carrying value	$ 192,738	$ 193,084	$166,630	$17,850

Counterparty netting	(80,206)	(4,690)	(80,206)	(4,690)
Total	112,532	188,394	86,424	13,160
Amounts not offset
Counterparty netting	(9,540)	(5,910)	(9,540)	(5,910)

Collateral	(101,643)	(172,010)	(73,831)	(7,144)
Total	$ 1,349	$ 10,474	$ 3,053	$ 106
As of December 2016
Included in condensed consolidated statements of financial condition
Gross carrying value	$ 173,561	$ 189,571	$128,452	$12,495

Counterparty netting	(56,636)	(4,971)	(56,636)	(4,971)
Total	116,925	184,600	71,816	7,524
Amounts not offset
Counterparty netting	(8,319)	(4,045)	(8,319)	(4,045)

Collateral	(107,148)	(170,625)	(62,081)	(3,087)
Total	$ 1,458	$ 9,930	$ 1,416	$ 392

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2017
Money market instruments	$ 475	$ –

U.S. government and agency obligations	75,559	–

Non-U.S. government and agency obligations	69,887	2,588

Securities backed by commercial real estate	31	–

Securities backed by residential real estate	331	–

Corporate debt securities	8,870	1,008

State and municipal obligations	44	–

Other debt obligations	5	–

Equity securities	11,428	14,254
Total	$166,630	$17,850
As of December 2016
Money market instruments	$ 317	$ –

U.S. government and agency obligations	47,207	115

Non-U.S. government and agency obligations	56,156	1,846

Securities backed by commercial real estate	208	–

Securities backed by residential real estate	122	–

Corporate debt securities	8,297	39

State and municipal obligations	831	–

Other debt obligations	286	–

Equity securities	15,028	10,495
Total	$128,452	$12,495

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of September 2017
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 56,286	$10,350

2 - 30 days	57,320	2,465

31 - 90 days	13,851	500

91 days - 1 year	24,673	2,545

Greater than 1 year	14,500	1,990
Total	$166,630	$17,850

Goldman Sachs September 2017 Form 10-Q	46

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

Other secured financings includes arrangements that are nonrecourse. As of September 2017 and December 2016, nonrecourse other secured financings were $4.36 billion and $2.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both September 2017 and December 2016.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2017
Other secured financings (short-term):
At fair value	$ 5,543	$ 4,905	$10,448

At amortized cost	$ 97	$ 339	$ 436

Weighted average interest rates	3.73%	2.55%

Other secured financings (long-term):
At fair value	$ 7,523	$ 4,332	$11,855

At amortized cost	$ –	$ –	$ –

Weighted average interest rates	–%	–%
Total	$13,163	$ 9,576	$22,739
Other secured financings collateralized by:
Financial instruments	$11,198	$ 9,223	$20,421

Other assets	$ 1,965	$ 353	$ 2,318
As of December 2016
Other secured financings (short-term):
At fair value	$ 9,380	$ 3,738	$13,118

At amortized cost	$ –	$ –	$ –

Weighted average interest rates	–%	–%

Other secured financings (long-term):
At fair value	$ 5,562	$ 2,393	$ 7,955

At amortized cost	$ 145	$ 305	$ 450

Weighted average interest rates	4.06%	2.16%
Total	$15,087	$ 6,436	$21,523
Other secured financings collateralized by:
Financial instruments	$13,858	$ 5,974	$19,832

Other assets	$ 1,229	$ 462	$ 1,691

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

•

Total other secured financings included $731 million and $285 million related to transfers of financial assets accounted for as financings rather than sales as of September 2017 and December 2016, respectively. Such financings were collateralized by financial assets of $752 million and $285 million as of September 2017 and December 2016, respectively, primarily included in “Financial instruments owned.”

•

Other secured financings collateralized by financial instruments included $13.48 billion and $13.65 billion of other secured financings collateralized by financial instruments owned as of September 2017 and December 2016, respectively, and $6.94 billion and $6.18 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of September 2017 and December 2016, respectively.

47	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents other secured financings by maturity date.

$ in millions	As of September 2017
Other secured financings (short-term)	$10,884

Other secured financings (long-term):
2018	4,104

2019	2,238

2020	1,381

2021	506

2022	2,105

2023 - thereafter	1,521
Total other secured financings (long-term)	11,855
Total other secured financings	$22,739

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

	As of
$ in millions	September 2017	December 2016
Collateral available to be delivered or repledged	$720,263	$634,609

Collateral that was delivered or repledged	$591,215	$495,717

In the table above, as of September 2017 and December 2016, collateral available to be delivered or repledged excludes $8.30 billion and $15.47 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of
$ in millions	September 2017	December 2016
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 54,266	$ 51,278

Did not have the right to deliver or repledge	$ 86,105	$ 61,099

Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 4,497	$ 3,287

The firm also segregated $14.55 billion and $15.29 billion of securities included in “Financial instruments owned” as of September 2017 and December 2016, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

Goldman Sachs September 2017 Form 10-Q	48

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

The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. These interests primarily are accounted for at fair value and classified in level 2 of the fair value hierarchy. Beneficial interests and other interests not accounted for at fair value are carried at amounts that approximate fair value. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Residential mortgages	$4,010	$4,254	$12,304	$ 9,152

Commercial mortgages	1,763	1,123	4,717	1,873

Other financial assets	–	175	395	175
Total	$5,773	$5,552	$17,416	$11,200
Retained interests cash flows	$ 83	$ 115	$ 206	$ 168

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2017
U.S. government agency-issued collateralized mortgage obligations	$22,312	$ 967	$29

Other residential mortgage-backed	6,292	530	2

Other commercial mortgage-backed	3,924	114	10

CDOs, CLOs and other	2,057	46	12
Total	$34,585	$1,657	$53
As of December 2016
U.S. government agency-issued collateralized mortgage obligations	$25,140	$ 953	$24

Other residential mortgage-backed	3,261	540	6

Other commercial mortgage-backed	357	15	–

CDOs, CLOs and other	2,284	56	6
Total	$31,042	$1,564	$36

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $1.66 billion and $1.58 billion as of September 2017 and December 2016, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $88 million and $48 million as of September 2017 and December 2016, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

49	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	September 2017	December 2016
Fair value of retained interests	$1,618	$1,519

Weighted average life (years)	6.7	7.5

Constant prepayment rate	9.3%	8.1%

Impact of 10% adverse change	$ (19)	$ (14)

Impact of 20% adverse change	$ (37)	$ (28)

Discount rate	4.9%	5.3%

Impact of 10% adverse change	$ (33)	$ (37)

Impact of 20% adverse change	$ (65)	$ (71)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $46 million and a weighted average life of 4.5 years as of September 2017, and a fair value of $56 million and a weighted average life of 3.5 years as of December 2016. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2017 and December 2016. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $46 million and $56 million as of September 2017 and December 2016, respectively.

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

VIEs generally finance the purchase of assets by issuing debt and equity securities that are either collateralized by or indexed to the assets held by the VIE. The debt and equity securities issued by a VIE may include tranches of varying levels of subordination. The firm’s involvement with VIEs includes securitization of financial assets, as described in Note 11, and investments in and loans to other types of VIEs, as described below. See Note 11 for further information about securitization activities, including the definition of beneficial interests. See Note 3 for the firm’s consolidation policies, including the definition of a VIE.

VIE Consolidation Analysis

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

Goldman Sachs September 2017 Form 10-Q	50

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

51	Goldman Sachs September 2017 Form 10-Q

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

	As of
$ in millions	September 2017	December 2016
Total nonconsolidated VIEs
Assets in VIEs	$89,926	$70,083

Carrying value of variable interests — assets	7,787	6,199

Carrying value of variable interests — liabilities	172	254
Maximum exposure to loss:
Retained interests	1,657	1,564

Purchased interests	1,175	544

Commitments and guarantees	3,072	2,196

Derivatives	8,451	7,144

Loans and investments	4,419	3,760
Total maximum exposure to loss	$18,774	$15,208

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

•

Total maximum exposure to loss from commitments and guarantees, and derivatives included $1.31 billion and $1.28 billion as of September 2017 and December 2016, respectively, related to transactions with VIEs to which the firm transferred assets.

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of
$ in millions	September 2017	December 2016
Mortgage-backed
Assets in VIEs	$49,438	$32,714

Carrying value of variable interests — assets	2,731	1,936
Maximum exposure to loss:
Retained interests	1,611	1,508

Purchased interests	1,118	429

Commitments and guarantees	10	9

Derivatives	100	163
Total maximum exposure to loss	$ 2,839	$ 2,109
Corporate CDOs and CLOs
Assets in VIEs	$ 7,105	$ 5,391

Carrying value of variable interests — assets	1,020	393

Carrying value of variable interests — liabilities	31	25
Maximum exposure to loss:
Retained interests	2	2

Purchased interests	20	43

Commitments and guarantees	1,316	186

Derivatives	3,994	2,841

Loans and investments	661	94
Total maximum exposure to loss	$ 5,993	$ 3,166
Real estate, credit-related and other investing
Assets in VIEs	$ 9,992	$ 8,617

Carrying value of variable interests — assets	2,319	2,550

Carrying value of variable interests — liabilities	3	3
Maximum exposure to loss:
Commitments and guarantees	705	693

Loans and investments	2,319	2,550
Total maximum exposure to loss	$ 3,024	$ 3,243
Other asset-backed
Assets in VIEs	$ 6,855	$ 6,405

Carrying value of variable interests — assets	593	293

Carrying value of variable interests — liabilities	135	220
Maximum exposure to loss:
Retained interests	44	54

Purchased interests	37	72

Commitments and guarantees	275	275

Derivatives	4,353	4,134

Loans and investments	315	89
Total maximum exposure to loss	$ 5,024	$ 4,624
Investments in funds and other
Assets in VIEs	$16,536	$16,956

Carrying value of variable interests — assets	1,124	1,027

Carrying value of variable interests — liabilities	3	6
Maximum exposure to loss:
Commitments and guarantees	766	1,033

Derivatives	4	6

Loans and investments	1,124	1,027
Total maximum exposure to loss	$ 1,894	$ 2,066

In the table above, mortgage-backed included assets in VIEs of $286 million and $1.54 billion, and maximum exposure to loss of $162 million and $279 million, as of September 2017 and December 2016, respectively, related to CDOs backed by mortgage obligations.

Goldman Sachs September 2017 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both September 2017 and December 2016, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in “Financial instruments owned.”

•	Corporate CDOs and CLOs: Assets were included in “Financial instruments owned” and liabilities were included in “Financial instruments sold, but not yet purchased.”

•

Real estate, credit-related and other investing: Assets were primarily included in “Financial instruments owned” and liabilities were primarily included in “Financial instruments sold, but not yet purchased.”

•	Other asset-backed: Substantially all assets were included in “Financial instruments owned” and liabilities were included in “Financial instruments sold, but not yet purchased.”

•	Investments in funds and other: Substantially all assets were included in “Financial instruments owned” and liabilities were included in “Other liabilities and accrued expenses.”

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	September 2017	December 2016
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 216	$ 300

Loans receivable	410	603

Financial instruments owned	1,173	2,047

Other assets	765	682
Total	$2,564	$3,632
Liabilities
Other secured financings	$ 787	$ 854

Payables to brokers, dealers and clearing organizations	–	1

Financial instruments sold, but not yet purchased	17	7

Unsecured short-term borrowings	127	197

Unsecured long-term borrowings	280	334

Other liabilities and accrued expenses	422	803
Total	$1,633	$2,196

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

•	Substantially all assets can only be used to settle obligations of the VIE.

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of
$ in millions	September 2017	December 2016
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 216	$ 300

Loans receivable	410	603

Financial instruments owned	877	1,708

Other assets	752	680
Total	$2,255	$3,291
Liabilities
Other secured financings	$ 158	$ 284

Payables to brokers, dealers and clearing organizations	–	1

Financial instruments sold, but not yet purchased	17	7

Other liabilities and accrued expenses	422	803
Total	$ 597	$1,095
CDOs, mortgage-backed and other asset-backed
Assets
Financial instruments owned	$ 238	$ 253

Other assets	13	2
Total	$ 251	$ 255
Liabilities
Other secured financings	$ 150	$ 139
Total	$ 150	$ 139
Principal-protected notes
Assets
Financial instruments owned	$ 58	$ 86
Total	$ 58	$ 86
Liabilities
Other secured financings	$ 479	$ 431

Unsecured short-term borrowings	127	197

Unsecured long-term borrowings	280	334
Total	$ 886	$ 962

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and CDOs, mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of
$ in millions	September 2017	December 2016
Property, leasehold improvements and equipment	$14,805	$12,070

Goodwill and identifiable intangible assets	4,058	4,095

Income tax-related assets	5,253	5,550

Miscellaneous receivables and other	5,377	3,766
Total	$29,493	$25,481

53	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above, miscellaneous receivables and other included:

•

Debt securities accounted for as held-to-maturity of $724 million and $87 million as of September 2017 and December 2016, respectively. As of both September 2017 and December 2016, these securities were backed by residential real estate and had maturities of greater than ten years. These securities are carried at amortized cost and the carrying value of these securities approximated fair value as of both September 2017 and December 2016. As these securities are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these securities been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2017 and December 2016.

•	Investments in qualified affordable housing projects of $714 million and $682 million as of September 2017 and December 2016, respectively.

•

Equity-method investments of $242 million and $219 million as of September 2017 and December 2016, respectively. Such amounts exclude investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $9.01 billion and $7.92 billion as of September 2017 and December 2016, respectively, all of which are included in “Financial instruments owned.” The firm has generally elected the fair value option for such investments acquired after the fair value option became available.

•

Assets classified as held for sale of $705 million as of September 2017 related to certain of the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of “Property, leasehold improvements and equipment.”

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment in the table above is net of accumulated depreciation and amortization of $8.46 billion and $7.68 billion as of September 2017 and December 2016, respectively. Property, leasehold improvements and equipment included $5.85 billion and $5.96 billion as of September 2017 and December 2016, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of
$ in millions	September 2017	December 2016
Investment Banking:
Financial Advisory	$ 98	$ 98

Underwriting	183	183

Institutional Client Services:
FICC Client Execution	269	269

Equities client execution	2,403	2,403

Securities services	105	105

Investing & Lending	2	2

Investment Management	605	606
Total	$3,665	$3,666

Goldman Sachs September 2017 Form 10-Q	54

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

There were no events or changes in circumstances during the nine months ended September 2017 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of September 2017.

Identifiable Intangible Assets. The table below presents the carrying value of identifiable intangible assets.

	As of
$ in millions	September 2017	December 2016
Institutional Client Services:
FICC Client Execution	$ 39	$ 65

Equities client execution	102	141

Investing & Lending	130	105

Investment Management	122	118
Total	$ 393	$ 429

The table below presents further details on the net carrying value of identifiable intangible assets.

	As of
$ in millions	September 2017	December 2016
Customer lists
Gross carrying value	$ 1,088	$ 1,065

Accumulated amortization	(886)	(837)
Net carrying value	202	228

Other
Gross carrying value	571	543

Accumulated amortization	(380)	(342)
Net carrying value	191	201

Total
Gross carrying value	1,659	1,608

Accumulated amortization	(1,266)	(1,179)
Net carrying value	$ 393	$ 429

In the table above:

•	The net carrying value of other intangibles primarily includes intangible assets related to acquired leases and commodities transportation rights.

55	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

During the three and nine months ended September 2017, the firm acquired $20 million (substantially all related to acquired leases) and $81 million (primarily related to acquired leases), respectively, of intangible assets with a weighted average amortization period of three years.

•	During 2016, the firm acquired $89 million (primarily related to acquired leases) of intangible assets with a weighted average amortization period of three years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Amortization	$33	$37	$103	$116

$ in millions	As of September 2017
Estimated future amortization
Remainder of 2017	$ 40

2018	$127

2019	$ 95

2020	$ 38

2021	$ 27

2022	$ 21

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

During both the nine months ended September 2017 and September 2016, impairments were not material.

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2017
Private bank and online retail	$61,208	$ 4,274	$ 65,482

Brokered certificates of deposit	–	32,537	32,537

Deposit sweep programs	15,974	–	15,974

Institutional	1	18,767	18,768
Total	$77,183	$ 55,578	$132,761
As of December 2016
Private bank and online retail	$61,166	$ 4,437	$ 65,603

Brokered certificates of deposit	–	34,905	34,905

Deposit sweep programs	16,019	–	16,019

Institutional	12	7,559	7,571
Total	$77,197	$ 46,901	$124,098

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits included $23.75 billion and $13.78 billion as of September 2017 and December 2016, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 2 years and 2.5 years as of September 2017 and December 2016, respectively.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of September 2017 and December 2016 were approximately $70.43 billion and $69.91 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices. U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

	As of
$ in millions	September 2017	December 2016
U.S. offices	$103,812	$106,037

Non-U.S. offices	28,949	18,061
Total	$132,761	$124,098

Goldman Sachs September 2017 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2017
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2017	$ 2,400	$ 4,999	$ 7,399

2018	9,053	14,505	23,558

2019	6,143	157	6,300

2020	4,759	12	4,771

2021	3,584	43	3,627

2022	4,306	86	4,392

2023 - thereafter	5,140	391	5,531
Total	$35,385	$20,193	$55,578

As of September 2017, deposits in U.S. and non-U.S. offices included $1.37 billion and $13.24 billion, respectively, of time deposits that were greater than $250,000.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2017 and December 2016. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2017 and December 2016.

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	September 2017	December 2016
Other secured financings (short-term)	$10,884	$13,118

Unsecured short-term borrowings	45,357	39,265
Total	$56,241	$52,383

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2017 and December 2016.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	September 2017	December 2016
Current portion of unsecured long-term borrowings	$ 27,261	$ 23,528

Hybrid financial instruments	14,264	11,700

Other unsecured short-term borrowings	3,832	4,037
Total	$ 45,357	$ 39,265
Weighted average interest rate	2.35%	1.68%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	September 2017	December 2016
Other secured financings (long-term)	$ 11,855	$ 8,405

Unsecured long-term borrowings	211,852	189,086
Total	$223,707	$197,491

See Note 10 for information about other secured financings.

57	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings extending through 2057, which consists principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2017
Fixed-rate obligations	$ 98,948	$35,525	$134,473

Floating-rate obligations	43,799	33,580	77,379
Total	$142,747	$69,105	$211,852
As of December 2016
Fixed-rate obligations	$ 96,113	$32,159	$128,272

Floating-rate obligations	36,748	24,066	60,814
Total	$132,861	$56,225	$189,086

In the table above:

•	Floating interest rates are generally based on LIBOR or Overnight Index Swap Rate. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.29%) and 1.60% to 10.04% (with a weighted average rate of 4.57%) as of September 2017 and December 2016, respectively.

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.32% to 13.00% (with a weighted average rate of 2.66%) and 0.02% to 13.00% (with a weighted average rate of 3.05%) as of September 2017 and December 2016, respectively.

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of September 2017
2018	$ 7,529

2019	28,171

2020	22,663

2021	21,663

2022	18,396

2023 - thereafter	113,430
Total	$211,852

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

•

Unsecured long-term borrowings included $6.23 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $3 million in 2018, $250 million in 2019, $266 million in 2020, $489 million in 2021, $(28) million in 2022, and $5.25 billion in 2023 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	September 2017	December 2016
Fixed-rate obligations:
At fair value	$ 146	$ 150

At amortized cost	75,821	74,718

Floating-rate obligations:
At fair value	35,815	29,260

At amortized cost	100,070	84,958
Total	$211,852	$189,086

In the table above, the weighted average interest rates on the aggregate amounts were 2.71% (3.47% related to fixed-rate obligations and 2.13% related to floating-rate obligations) and 2.87% (3.90% related to fixed-rate obligations and 1.97% related to floating-rate obligations) as of September 2017 and December 2016, respectively. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of both September 2017 and December 2016, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2017 and December 2016.

Goldman Sachs September 2017 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both September 2017 and December 2016, subordinated debt had maturities ranging from 2018 to 2045. Subordinated debt that matures within one year of the financial statement date is included in “Unsecured short-term borrowings.”

The table below presents details about the firm’s subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of September 2017
Subordinated debt	$14,104	$16,290	3.67%

Junior subordinated debt	1,309	1,745	2.23%
Total	$15,413	$18,035	3.55%
As of December 2016
Subordinated debt	$15,058	$17,604	4.29%

Junior subordinated debt	1,360	1,809	5.70%
Total	$16,418	$19,413	4.41%

In the table above, the rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert these fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. The rates exclude subordinated borrowings accounted for at fair value under the fair value option.

During the nine months ended September 2017, the firm repurchased or redeemed subordinated debt with a par amount of $1.37 billion (carrying value of $1.73 billion) for $1.62 billion. As a result, such debt was extinguished.

Junior Subordinated Debt

Junior Subordinated Debt Held by Trusts. In 2012, the Vesey Street Investment Trust I (Vesey Street Trust) and the Murray Street Investment Trust I (Murray Street Trust) issued an aggregate of $2.25 billion of senior guaranteed trust securities to third parties, the proceeds of which were used to purchase junior subordinated debt issued by Group Inc. from Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts). The APEX Trusts used the proceeds to purchase shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) and Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock). The senior guaranteed trust securities issued by the Vesey Street Trust and the related junior subordinated debt matured during the third quarter of 2016. As of December 2016, $1.45 billion of senior guaranteed trust securities issued by the Murray Street Trust and the related junior subordinated debt were outstanding. These securities and the related junior subordinated debt matured during the first quarter of 2017.

The APEX Trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by the APEX Trusts, shares of Group Inc.’s Series E or Series F Preferred Stock or shares of Group Inc.’s Series O Perpetual Non-Cumulative Preferred Stock if the redemption or purchase results in less than $253 million aggregate liquidation preference outstanding, prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities. During the first nine months of 2016, the firm exchanged a par amount of $1.32 billion of APEX issued by the APEX Trusts for a corresponding redemption value of the Series E and Series F Preferred Stock, which was permitted under the covenants referenced above.

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of September 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.31 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.27 billion and $39.3 million, respectively. During the nine months ended September 2017, the firm purchased $50 million (par amount) of Trust Preferred Securities and delivered these securities, along with $1.5 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2016, the outstanding par amount of junior subordinated debt held by the Trust was $1.36 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.32 billion and $40.8 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

59	Goldman Sachs September 2017 Form 10-Q

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

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	September 2017	December 2016
Compensation and benefits	$ 6,347	$ 7,181

Noncontrolling interests	568	506

Income tax-related liabilities	1,747	1,794

Employee interests in consolidated funds	222	77

Subordinated liabilities of consolidated VIEs	20	584

Accrued expenses and other	4,944	4,220
Total	$ 13,848	$ 14,362

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	September 2017	December 2016
Commercial lending:
Investment-grade	$ 73,597	$ 73,664

Non-investment-grade	41,210	34,878

Warehouse financing	5,025	3,514
Total commitments to extend credit	119,832	112,056

Contingent and forward starting collateralized agreements	53,180	25,348

Forward starting collateralized financings	14,790	8,939

Letters of credit	404	373

Investment commitments	8,467	8,444

Other	7,761	6,014
Total commitments	$204,434	$161,174

The table below presents the firm’s commitments by period of expiration.

	As of September 2017
$ in millions	Remainder of 2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Commercial lending:
Investment-grade	$ 2,130	$21,170	$31,136	$19,161

Non-investment-grade	539	9,499	16,428	14,744

Warehouse financing	172	2,122	1,602	1,129
Total commitments to extend credit	2,841	32,791	49,166	35,034

Contingent and forward starting collateralized agreements	53,177	3	–	–

Forward starting collateralized financings	14,790	–	–	–

Letters of credit	15	349	–	40

Investment commitments	4,973	967	258	2,269

Other	7,321	381	16	43
Total commitments	$83,117	$34,491	$49,440	$37,386

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

As of September 2017 and December 2016, $105.00 billion and $98.05 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of September 2017 and December 2016, $8.23 billion and $6.87 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value.

The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in “Other principal transactions.”

Goldman Sachs September 2017 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commercial Lending. The firm’s commercial lending commitments are extended to investment-grade and non-investment-grade corporate borrowers. Commitments to investment-grade corporate borrowers are principally used for operating liquidity and general corporate purposes. The firm also extends lending commitments in connection with contingent acquisition financing and other types of corporate lending, as well as commercial real estate financing. Commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $26.07 billion and $26.88 billion as of September 2017 and December 2016, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $768 million of protection had been provided as of both September 2017 and December 2016. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.71 billion and $2.10 billion as of September 2017 and December 2016, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of September 2017
Remainder of 2017	$ 84

2018	299

2019	267

2020	233

2021	176

2022	121

2023 - thereafter	684
Total	$1,864

61	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rent charged to operating expense was $61 million and $65 million for the three months ended September 2017 and September 2016, respectively, and $206 million and $187 million for the nine months ended September 2017 and September 2016, respectively.

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

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of September 2017
Carrying Value of Net Liability	$ 6,554	$ –	$ 39
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2017	$ 538,975	$40,731	$ 229

2018 - 2019	1,235,298	–	934

2020 - 2021	105,564	–	1,958

2022 - thereafter	110,355	–	579
Total	$1,990,192	$40,731	$3,700
As of December 2016
Carrying Value of Net Liability	$ 8,873	$ –	$ 50
Maximum Payout/Notional Amount by Period of Expiration
2017	$ 432,328	$33,403	$1,064

2018 - 2019	261,676	–	763

2020 - 2021	71,264	–	1,662

2022 - thereafter	51,506	–	173
Total	$ 816,774	$33,403	$3,662

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•

Amounts exclude certain commitments to issue standby letters of credit that are included in “Commitments to extend credit.” See the tables in “Commitments” above for a summary of the firm’s commitments.

Goldman Sachs September 2017 Form 10-Q	62

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $41.87 billion and $34.33 billion as of September 2017 and December 2016, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

The firm may also be liable to some clients or other parties for losses arising from its custodial role or caused by acts or omissions of third-party service providers, including sub-custodians and third-party brokers. In certain cases, the firm has the right to seek indemnification from these third-party service providers for certain relevant losses incurred by the firm. In addition, the firm is a member of payment, clearing and settlement networks, as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults and other loss scenarios.

63	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the firm’s prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account, as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower.

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of both September 2017 and December 2016.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of both September 2017 and December 2016.

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

Note 19.

Shareholders’ Equity

Common Equity

As of both September 2017 and December 2016, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock.

On October 16, 2017, the Board of Directors of Group Inc. (Board) declared a dividend of $0.75 per common share to be paid on December 28, 2017 to common shareholders of record on November 30, 2017.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	September 2017
in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	9.6	22.4

Average cost per share	$225.12	$229.16

Total cost of common share repurchases	$ 2,169	$ 5,135

Goldman Sachs September 2017 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the nine months ended September 2017, 12,165 shares were remitted with a total value of $3 million, and the firm cancelled 5.9 million of RSUs with a total value of $1.36 billion and 3.1 million of stock options with a total value of $750 million.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of September 2017.

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

During the first nine months of 2016, the firm delivered a par amount of $1.32 billion of APEX to the APEX Trusts in exchange for 9,833 shares of Series E Preferred Stock and 3,385 shares of Series F Preferred Stock for a total redemption value of $1.32 billion. Following the exchange, shares of Series E and Series F Preferred Stock were cancelled. The difference between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was $266 million for the first nine months of 2016 (including $105 million for the third quarter of 2016), and was recorded in “Preferred stock dividends,” along with preferred dividends declared on the firm’s preferred stock. See Note 16 for further information about APEX.

In October 2017, the firm announced that it would redeem all of its outstanding Series I Preferred Stock on November 17, 2017.

65	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2017, Group Inc. issued 60,000 shares of Series P perpetual 5.00% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series P Preferred Stock). Each share of Series P Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 25 depositary shares and is redeemable at the firm’s option beginning November 10, 2022 at a redemption price equal to $25,000 plus accrued and unpaid dividends, for a total redemption value of $1.50 billion. Dividends on Series P Preferred Stock, if declared, are payable semi-annually at 5.00% per annum from the issuance date to, but excluding, November 10, 2022, and quarterly thereafter at three-month LIBOR plus 2.874% per annum.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of September 2017.

Series	Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75% per annum

B	6.20% per annum

C	3 month LIBOR + 0.75%, with floor of 4.00% per annum

D	3 month LIBOR + 0.67%, with floor of 4.00% per annum

E	3 month LIBOR + 0.77%, with floor of 4.00% per annum

F	3 month LIBOR + 0.77%, with floor of 4.00% per annum

I	5.95% per annum

J	5.50% per annum to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% per annum thereafter

K	6.375% per annum to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% per annum thereafter

L	5.70% per annum to, but excluding, May 10, 2019; 3 month LIBOR + 3.884% per annum thereafter

M	5.375% per annum to, but excluding, May 10, 2020; 3 month LIBOR + 3.922% per annum thereafter

N	6.30% per annum

O	5.30% per annum to, but excluding, November 10, 2026; 3 month LIBOR + 3.834% per annum thereafter

The tables below present dividends declared on the firm’s preferred stock.

	Three Months Ended September
	2017		2016
Series	per share	$ in millions	per share	$ in millions
A	$ 239.58	$ 7	$ 239.58	$ 7

B	$ 387.50	12	$ 387.50	12

C	$ 255.56	2	$ 255.56	2

D	$ 255.56	14	$ 255.56	14

E	$1,022.22	7	$1,022.22	12

F	$1,022.22	2	$1,022.22	3

I	$ 371.88	13	$ 371.88	13

J	$ 343.75	13	$ 343.75	14

K	$ 398.44	12	$ 398.44	11

L	$ –	–	$ –	–

M	$ –	–	$ –	–

N	$ 393.75	11	$ 393.75	11

O	$ –	–	$ –	–
Total		$93		$99

	Nine Months Ended September
	2017		2016
Series	per share	$ in millions	per share	$ in millions
A	$ 710.93	$ 21	$ 713.54	$ 21

B	$1,162.50	37	$1,162.50	37

C	$ 758.34	6	$ 761.12	6

D	$ 758.34	41	$ 761.12	41

E	$3,044.44	23	$3,055.55	43

F	$3,044.44	5	$3,055.55	11

I	$1,115.64	38	$1,115.64	38

J	$1,031.25	41	$1,031.25	42

K	$1,195.32	34	$1,195.32	33

L	$ 712.50	37	$ 712.50	37

M	$ 671.88	54	$ 671.88	54

N	$1,181.25	32	$ 730.63	20

O	$ 662.50	17	$ –	–
Total		$386		$383

Accumulated Other Comprehensive Loss

The table below presents changes in the accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Nine Months Ended September 2017
Currency translation	$ (647)	$ 19	$ (628)

Debt valuation adjustment	(239)	(518)	(757)

Pension and postretirement liabilities	(330)	2	(328)

Available-for-sale securities	–	(3)	(3)
Total	$(1,216)	$(500)	$(1,716)
Year Ended December 2016
Currency translation	$ (587)	$ (60)	$ (647)

Debt valuation adjustment	305	(544)	(239)

Pension and postretirement liabilities	(131)	(199)	(330)
Total	$ (413)	$(803)	$(1,216)

In the table above, the beginning balance of accumulated other comprehensive loss for December 2016 has been adjusted to reflect the cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax. See Note 3 for further information about the adoption of ASU No. 2016-01. See Note 8 for further information about the debt valuation adjustment.

Goldman Sachs September 2017 Form 10-Q	66

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

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Revised Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Revised Capital Framework (together, the Basel III Advanced Rules). The lower of each ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both September 2017 and December 2016. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of
	September 2017	December 2016
CET1 ratio	7.000%	5.875%

Tier 1 capital ratio	8.500%	7.375%

Total capital ratio	10.500%	9.375%

Tier 1 leverage ratio	4.000%	4.000%

In the table above:

•

The minimum capital ratios as of September 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the Global Systemically Important Bank (G-SIB) buffer of 2.5% (based on 2015 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

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

67	Goldman Sachs September 2017 Form 10-Q

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

The Revised Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of September 2017, the Federal Reserve Board has set the countercyclical capital buffer at zero percent.

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

Definition of Risk-Weighted Assets. RWAs are calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules. The following is a comparison of RWA calculations under these rules:

•

RWAs for credit risk in accordance with the Standardized Capital Rules are calculated in a different manner than the Basel III Advanced Rules. The primary difference is that the Standardized Capital Rules do not contemplate the use of internal models to compute exposure for credit risk on derivatives, securities financing transactions and eligible margin loans, whereas the Basel III Advanced Rules permit the use of such models, subject to supervisory approval. In addition, credit RWAs calculated in accordance with the Standardized Capital Rules utilize prescribed risk-weights which depend largely on the type of counterparty, rather than on internal assessments of the creditworthiness of such counterparties;

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

Goldman Sachs September 2017 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a bank holding company obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Federal Reserve Board’s regulatory capital rules require that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the nine months ended September 2017 and exceeded its 99% one-day regulatory VaR on two occasions during the year ended December 2016. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Rules as of both September 2017 and December 2016, and therefore such lower ratios applied to the firm as of these dates.

69	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the ratios calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	September 2017	December 2016
Common shareholders’ equity	$ 75,089	$ 75,690

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,914)	(2,874)

Deduction for investments in nonconsolidated financial institutions	–	(424)

Other adjustments	(294)	(346)
Common Equity Tier 1	71,881	72,046
Preferred stock	11,203	11,203

Deduction for investments in covered funds	(536)	(445)

Other adjustments	(149)	(364)
Tier 1 capital	$ 82,399	$ 82,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,399	$ 82,440

Qualifying subordinated debt	13,567	14,566

Junior subordinated debt issued to trusts	635	792

Allowance for losses on loans and lending commitments	980	722

Other adjustments	(1)	(6)
Standardized Tier 2 capital	15,181	16,074
Standardized Total capital	$ 97,580	$ 98,514
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,399	$ 82,440

Standardized Tier 2 capital	15,181	16,074

Allowance for losses on loans and lending commitments	(980)	(722)
Basel III Advanced Tier 2 capital	14,201	15,352
Basel III Advanced Total capital	$ 96,600	$ 97,792
RWAs
Standardized	$540,184	$496,676

Basel III Advanced	$599,822	$549,650
CET1 ratio
Standardized	13.3%	14.5%

Basel III Advanced	12.0%	13.1%
Tier 1 capital ratio
Standardized	15.3%	16.6%

Basel III Advanced	13.7%	15.0%
Total capital ratio
Standardized	18.1%	19.8%

Basel III Advanced	16.1%	17.8%
Tier 1 leverage ratio	8.9%	9.4%

In the table above:

•

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, included goodwill of $3.67 billion as of both September 2017 and December 2016, and identifiable intangible assets of $314 million (80% of $393 million) and $257 million (60% of $429 million) as of September 2017 and December 2016, respectively, net of associated deferred tax liabilities of $1.07 billion and $1.05 billion as of September 2017 and December 2016, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of September 2017 and December 2016, CET1 reflects 80% and 60% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. This deduction was not subject to a transition period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily includes accumulated other comprehensive loss, credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets and other required credit risk-based deductions. The deduction for such items is generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of September 2017 and December 2016, CET1 reflects 80% and 60% of such deduction, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

•

As of September 2017, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 50% included in Tier 2 capital and 50% fully phased out of regulatory capital. As of December 2016, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

Goldman Sachs September 2017 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Nine Months Ended September 2017
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$72,046	$72,046

Change in common shareholders’ equity	(601)	(601)

Change in deduction for:
Transitional provisions	(426)	(426)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	31	31

Investments in nonconsolidated financial institutions	586	586

Change in other adjustments	245	245
Ending balance	$71,881	$71,881
Tier 1 capital
Beginning balance	$82,440	$82,440

Change in deduction for:
Transitional provisions	(274)	(274)

Investments in covered funds	(91)	(91)

Other net increase in CET1	261	261

Change in other adjustments	63	63
Ending balance	82,399	82,399
Tier 2 capital
Beginning balance	16,074	15,352

Change in qualifying subordinated debt	(999)	(999)

Redesignation of junior subordinated debt issued to trusts	(157)	(157)

Change in the allowance for losses on loans and lending commitments	258	–

Change in other adjustments	5	5
Ending balance	15,181	14,201
Total capital	$97,580	$96,600

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363

Change in common shareholders’ equity	162	162

Change in deduction for:
Transitional provisions	(839)	(839)

Goodwill and identifiable intangible assets, net of deferred tax liabilities	16	16

Investments in nonconsolidated financial institutions	895	895

Change in other adjustments	449	449
Ending balance	$72,046	$72,046
Tier 1 capital
Beginning balance	$81,511	$81,511

Change in deduction for:
Transitional provisions	(558)	(558)

Investments in covered funds	(32)	(32)

Other net increase in CET1	1,522	1,522

Redesignation of junior subordinated debt issued to trusts	(330)	(330)

Change in preferred stock	3	3

Change in other adjustments	324	324
Ending balance	82,440	82,440
Tier 2 capital
Beginning balance	16,705	16,103

Change in qualifying subordinated debt	(566)	(566)

Redesignation of junior subordinated debt issued to trusts	(198)	(198)

Change in the allowance for losses on loans and lending commitments	120	–

Change in other adjustments	13	13
Ending balance	16,074	15,352
Total capital	$98,514	$97,792

In the tables above, the change in the deduction for transitional provisions represents the increased phase-in of the deduction from 60% to 80% (effective January 1, 2017) for the nine months ended September 2017 and from 40% to 60% (effective January 1, 2016) for the year ended December 2016.

71	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present the components of RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	September 2017	December 2016
Credit RWAs
Derivatives	$131,415	$124,286

Commitments, guarantees and loans	133,998	115,744

Securities financing transactions	79,656	71,319

Equity investments	46,176	41,428

Other	68,913	58,636
Total Credit RWAs	460,158	411,413
Market RWAs
Regulatory VaR	6,825	9,750

Stressed VaR	25,800	22,475

Incremental risk	10,288	7,875

Comprehensive risk	1,950	5,338

Specific risk	35,163	39,825
Total Market RWAs	80,026	85,263
Total RWAs	$540,184	$496,676

	Basel III Advanced Rules as of
$ in millions	September 2017	December 2016
Credit RWAs
Derivatives	$107,617	$105,096

Commitments, guarantees and loans	152,846	122,792

Securities financing transactions	20,156	14,673

Equity investments	49,499	44,095

Other	74,302	63,431
Total Credit RWAs	404,420	350,087
Market RWAs
Regulatory VaR	6,825	9,750

Stressed VaR	25,800	22,475

Incremental risk	10,288	7,875

Comprehensive risk	1,613	4,550

Specific risk	35,163	39,825
Total Market RWAs	79,689	84,475
Total Operational RWAs	115,713	115,088
Total RWAs	$599,822	$549,650

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other primarily includes receivables, other assets, and cash and cash equivalents.

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Nine Months Ended September 2017
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$496,676	$549,650

Credit RWAs
Change in:
Deduction for transitional provisions	(233)	(233)

Derivatives	7,129	2,521

Commitments, guarantees and loans	18,254	30,054

Securities financing transactions	8,337	5,483

Equity investments	4,910	5,566

Other	10,348	10,942
Change in Credit RWAs	48,745	54,333
Market RWAs
Change in:
Regulatory VaR	(2,925)	(2,925)

Stressed VaR	3,325	3,325

Incremental risk	2,413	2,413

Comprehensive risk	(3,388)	(2,937)

Specific risk	(4,662)	(4,662)
Change in Market RWAs	(5,237)	(4,786)
Operational RWAs
Change in operational risk	–	625
Change in Operational RWAs	–	625
Ending balance	$540,184	$599,822

In the table above, the increased deduction for transitional provisions represents the increased phase-in of the deduction from 60% to 80%, effective January 1, 2017.

Standardized Credit RWAs as of September 2017 increased by $48.75 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans, principally due to increased lending activity, and securities financing transactions, principally due to increased exposures. Standardized Market RWAs as of September 2017 decreased by $5.24 billion compared with December 2016, primarily reflecting a decrease in specific risk as a result of changes in risk exposures.

Basel III Advanced Credit RWAs as of September 2017 increased by $54.33 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans, principally due to increased lending activity. Basel III Advanced Market RWAs as of September 2017 decreased by $4.79 billion compared with December 2016, primarily reflecting a decrease in specific risk as a result of changes in risk exposures. Basel III Advanced Operational RWAs as of September 2017 were essentially unchanged compared with December 2016.

Goldman Sachs September 2017 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in RWAs calculated in accordance with the Standardized and Basel III Advanced Rules.

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$524,107	$577,651

Credit RWAs
Change in:
Deduction for transitional provisions	(531)	(531)

Derivatives	(12,555)	(8,575)

Commitments, guarantees and loans	4,353	8,269

Securities financing transactions	(73)	(228)

Equity investments	4,196	4,440

Other	(4,095)	2,630
Change in Credit RWAs	(8,705)	6,005
Market RWAs
Change in:
Regulatory VaR	(2,250)	(2,250)

Stressed VaR	737	737

Incremental risk	(1,638)	(1,638)

Comprehensive risk	(387)	(167)

Specific risk	(15,188)	(15,188)
Change in Market RWAs	(18,726)	(18,506)
Operational RWAs
Change in operational risk	–	(15,500)
Change in Operational RWAs	–	(15,500)
Ending balance	$496,676	$549,650

In the table above, the increased deduction for transitional provisions represents the increased phase-in of the deduction from 40% to 60%, effective January 1, 2016.

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

73	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA. As of both September 2017 and December 2016, GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios.

	Minimum Ratio as of
	September 2017	December 2016	“Well-capitalized” Minimum Ratio
CET1 ratio	5.750%	5.125%	6.5%

Tier 1 capital ratio	7.250%	6.625%	8.0%

Total capital ratio	9.250%	8.625%	10.0%

Tier 1 leverage ratio	4.000%	4.000%	5.0%

In the table above:

•

The minimum capital ratios as of September 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

•

The minimum capital ratios as of December 2016 reflect (i) the 25% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers described above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both September 2017 and December 2016. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized and Basel III Advanced Rules.

	As of
$ in millions	September 2017	December 2016
Standardized
Common Equity Tier 1	$ 25,013	$ 24,485
Tier 1 capital	25,013	24,485

Tier 2 capital	2,495	2,382
Total capital	$ 27,508	$ 26,867
Basel III Advanced
Common Equity Tier 1	$ 25,013	$ 24,485
Tier 1 capital	25,013	24,485

Standardized Tier 2 capital	2,495	2,382

Allowance for losses on loans and lending commitments	(495)	(382)

Tier 2 capital	2,000	2,000
Total capital	$ 27,013	$ 26,485
RWAs
Standardized	$216,487	$204,232

Basel III Advanced	$146,412	$131,051
CET1 ratio
Standardized	11.6%	12.0%

Basel III Advanced	17.1%	18.7%
Tier 1 capital ratio
Standardized	11.6%	12.0%

Basel III Advanced	17.1%	18.7%
Total capital ratio
Standardized	12.7%	13.2%

Basel III Advanced	18.4%	20.2%
Tier 1 leverage ratio	16.0%	14.4%

The decrease in GS Bank USA’s Standardized and Basel III Advanced capital ratios from December 2016 to September 2017 is primarily due to an increase in credit RWAs, principally due to an increase in lending activity.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of both September 2017 and December 2016, GSIB was in compliance with all regulatory capital requirements.

Goldman Sachs September 2017 Form 10-Q	74

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

As of September 2017 and December 2016, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.87 billion and $17.17 billion, respectively, which exceeded the amount required by $15.33 billion and $14.66 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both September 2017 and December 2016, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of both September 2017 and December 2016, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of September 2017 and December 2016, Group Inc. was required to maintain $52.49 billion and $46.49 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Other

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $47.39 billion and $74.24 billion as of September 2017 and December 2016, respectively, which exceeded required reserve amounts by $47.31 billion and $74.09 billion as of September 2017 and December 2016, respectively.

75	Goldman Sachs September 2017 Form 10-Q

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2017	2016	2017	2016
Net earnings applicable to common shareholders	$2,035	$2,100	$5,828	$4,934
Weighted average number of basic shares	398.2	422.4	405.6	431.5

Effect of dilutive securities:
RSUs	5.4	4.8	5.0	4.3

Stock options	2.1	3.0	2.4	3.0
Dilutive securities	7.5	7.8	7.4	7.3
Weighted average number of basic shares and dilutive securities	405.7	430.2	413.0	438.8
Basic EPS	$ 5.09	$ 4.96	$14.32	$11.40

Diluted EPS	$ 5.02	$ 4.88	$14.11	$11.24

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 and $0.01 for the three months ended September 2017 and September 2016, respectively, and $0.05 and $0.03 for the nine months ended September 2017 and September 2016, respectively.

The diluted EPS computations in the table above do not include antidilutive RSUs and common shares underlying antidilutive stock options of less than 0.1 million for both the three and nine months ended September 2017, and 6.0 million and 6.1 million for the three and nine months ended September 2016, respectively.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Fees earned from funds	$733	$704	$2,158	$1,949

			As of
$ in millions			September 2017	December 2016
Fees receivable from funds			$ 684	$ 554

Aggregate carrying value of interests in funds			$5,820	$6,841

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $24 million and $26 million for the three months ended September 2017 and September 2016, respectively, and $73 million and $79 million for the nine months ended September 2017 and September 2016, respectively. The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.

As of September 2017 and December 2016, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million and $300 million, respectively. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both September 2017 and December 2016, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs September 2017 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Interest income
Deposits with banks	$ 212	$ 116	$ 567	$ 320

Collateralized agreements	448	182	1,126	500

Financial instruments owned	1,492	1,299	4,336	4,171

Loans receivable	693	483	1,893	1,327

Other interest	566	309	1,455	949
Total interest income	3,411	2,389	9,377	7,267
Interest expense
Deposits	381	233	970	627

Collateralized financings	242	112	590	354

Financial instruments sold, but not yet purchased	343	312	1,048	943

Short-term secured and unsecured borrowings	200	105	512	341

Long-term secured and unsecured borrowings	1,111	1,064	3,411	2,949

Other interest	404	(51)	812	(198)
Total interest expense	2,681	1,775	7,343	5,016
Net interest income	$ 730	$ 614	$2,034	$2,251

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

77	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2017
U.S. Federal	2011

New York State and City	2007

United Kingdom	2014

Japan	2014

Hong Kong	2011

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the U.S. Internal Revenue Service for each of the tax years from 2013 through 2017. This program allows the firm to work with the U.S. Internal Revenue Service to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 through 2016 tax years remain subject to post-filing review.

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

Goldman Sachs September 2017 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s net revenues, pre-tax earnings and total assets by segment. Management believes that this information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Three Months Ended or as of September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Investment Banking
Financial Advisory	$ 911	$ 658	$ 2,416	$ 2,223
Equity underwriting	212	227	783	679

Debt underwriting	674	652	2,031	1,885
Total Underwriting	886	879	2,814	2,564
Total net revenues	1,797	1,537	5,230	4,787

Operating expenses	946	863	2,905	2,720
Pre-tax earnings	$ 851	$ 674	$ 2,325	$ 2,067
Segment assets	$ 2,797	$ 2,245
Institutional Client Services
FICC Client Execution	$ 1,452	$ 1,964	$ 4,296	$ 5,554
Equities client execution	584	678	1,823	1,735

Commissions and fees	681	719	2,183	2,342

Securities services	403	387	1,228	1,241
Total Equities	1,668	1,784	5,234	5,318
Total net revenues	3,120	3,748	9,530	10,872

Operating expenses	2,331	2,526	7,276	7,649
Pre-tax earnings	$ 789	$ 1,222	$ 2,254	$ 3,223
Segment assets	$694,358	$667,105
Investing & Lending
Equity securities	$ 1,391	$ 920	$ 3,369	$ 1,546

Debt securities and loans	492	478	1,554	1,050
Total net revenues	1,883	1,398	4,923	2,596

Operating expenses	855	690	2,368	1,714
Pre-tax earnings	$ 1,028	$ 708	$ 2,555	$ 882
Segment assets	$220,273	$195,774
Investment Management
Management and other fees	$ 1,272	$ 1,225	$ 3,775	$ 3,571

Incentive fees	86	114	288	197

Transaction revenues	168	146	493	415
Total net revenues	1,526	1,485	4,556	4,183

Operating expenses	1,218	1,221	3,666	3,448
Pre-tax earnings	$ 308	$ 264	$ 890	$ 735
Segment assets	$ 12,704	$ 14,863
Total net revenues	$ 8,326	$ 8,168	$24,239	$22,438

Total operating expenses	5,350	5,300	16,215	15,531
Total pre-tax earnings	$ 2,976	$ 2,868	$ 8,024	$ 6,907
Total assets	$930,132	$879,987

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Investment Banking	$ –	$ –	$ –	$ –

Institutional Client Services	327	314	902	1,463

Investing & Lending	329	235	921	618

Investment Management	74	65	211	170
Total net interest income	$730	$614	$2,034	$2,251

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Investment Banking	$ 34	$ 32	$ 100	$ 95

Institutional Client Services	127	118	372	346

Investing & Lending	70	52	191	165

Investment Management	49	45	139	125
Total depreciation and amortization	$280	$247	$ 802	$ 731

79	Goldman Sachs September 2017 Form 10-Q

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

	Three Months Ended September
$ in millions	2017		2016
Net revenues
Americas	$ 4,870	58%	$ 4,695	58%

EMEA	2,062	25%	2,079	25%

Asia	1,394	17%	1,394	17%
Total net revenues	$ 8,326	100%	$ 8,168	100%
Pre-tax earnings
Americas	$ 1,696	57%	$ 1,609	56%

EMEA	766	26%	716	25%

Asia	514	17%	543	19%
Total pre-tax earnings	$ 2,976	100%	$ 2,868	100%

	Nine Months Ended September
$ in millions	2017		2016
Net revenues
Americas	$14,603	60%	$13,395	60%

EMEA	6,081	25%	5,937	26%

Asia	3,555	15%	3,106	14%
Total net revenues	$24,239	100%	$22,438	100%
Pre-tax earnings
Americas	$ 4,786	60%	$ 4,099	59%

EMEA	2,098	26%	1,861	27%

Asia	1,140	14%	947	14%
Total pre-tax earnings	$ 8,024	100%	$ 6,907	100%

In the tables above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	EMEA represents Europe, Middle East and Africa.

•	Asia includes Australia and New Zealand.

Note 26.

Credit Concentrations

The firm’s concentrations of credit risk arise from its market making, client facilitation, investing, underwriting, lending and collateralized transactions, and cash management activities, and may be impacted by changes in economic, industry or political factors. These activities expose the firm to many different industries and counterparties, and may also subject the firm to a concentration of credit risk to a particular central bank, counterparty, borrower or issuer, including sovereign issuers, or to a particular clearing house or exchange. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral from counterparties as deemed appropriate.

The firm measures and monitors its credit exposure based on amounts owed to the firm after taking into account risk mitigants that management considers when determining credit risk. Such risk mitigants include netting and collateral arrangements and economic hedges, such as credit derivatives, futures and forward contracts. Netting and collateral agreements permit the firm to offset receivables and payables with such counterparties and/or enable the firm to obtain collateral on an upfront or contingent basis.

The table below presents the credit concentrations in cash instruments held by the firm and included in “Financial instruments owned.”

	As of
$ in millions	September 2017	December 2016
U.S. government and agency obligations	$74,392	$57,657

% of total assets	8.0%	6.7%

Non-U.S. government and agency obligations	$39,691	$29,381

% of total assets	4.3%	3.4%

Goldman Sachs September 2017 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, as of September 2017 and December 2016, the firm had $84.44 billion and $94.72 billion, respectively, of cash deposits held at central banks (included in “Cash and cash equivalents”), of which $47.39 billion and $74.24 billion, respectively, was held at the Federal Reserve Bank of New York.

As of both September 2017 and December 2016, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	September 2017	December 2016
U.S. government and agency obligations	$73,483	$89,721

Non-U.S. government and agency obligations	$86,107	$80,234

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2017 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.6 billion in excess of the aggregate reserves for such matters.

81	Goldman Sachs September 2017 Form 10-Q

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

Goldman Sachs September 2017 Form 10-Q	82

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

Currencies-Related Litigation

GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleges a conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and state consumer protection laws and seeks injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss on August 11, 2017.

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

83	Goldman Sachs September 2017 Form 10-Q

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

The consolidated amended complaint alleges that, among others, Group Inc. and GS&Co. are liable as controlling persons with respect to all five offerings, and that the shareholder affiliates (including Group Inc.) are liable for the sale of Cobalt common stock on the basis of inside information. The consolidated amended complaint also seeks damages from GS&Co. in connection with its acting as an underwriter of 16,594,500 shares of common stock representing an aggregate offering price of approximately $465 million, $690 million principal amount of convertible notes, and approximately $508 million principal amount of convertible notes in the February 2012, December 2012 and May 2014 offerings, respectively, for an aggregate offering price of approximately $1.66 billion.

On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. On June 15, 2017, the court granted the plaintiffs’ motion for class certification and denied certain of the shareholder affiliates’ motions (including Group Inc.) to dismiss the claim alleging sales based on inside information. On August 4, 2017, the U.S. Court of Appeals for the Fifth Circuit granted defendants’ petition for interlocutory review of the class certification order. On August 23, 2017, the district court denied the defendants’ motion for reconsideration of certain aspects of the class certification order. The district court and the Fifth Circuit have denied defendants’ request to stay discovery pending resolution of the Fifth Circuit proceeding.

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

Goldman Sachs September 2017 Form 10-Q	84

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

Valeant Pharmaceuticals International. GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint relates to the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec. On August 29, 2017, the court certified a class that includes only non-U.S. purchasers in the offerings. On October 11, 2017, a motion for leave to appeal the certification decision was filed with the Quebec Court of Appeal.

85	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS&Co. and GS Canada, as sole underwriters, sold 5,334,897 shares of common stock in the June 2013 offering to non-U.S. purchasers representing an aggregate offering price of approximately $453 million and, as initial purchasers, had a proportional share of sales to non-U.S. purchasers of approximately CAD14.2 million in principal amount of senior notes in the June 2013 and November 2013 Rule 144A offerings.

Snap Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. Plaintiffs have filed a motion to remand one of the actions in federal court to California Superior Court, County of San Mateo. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million.

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. Group Inc., GS&Co., GSI, GS Bank USA and GSFM also are among the defendants named in an antitrust action relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York in April 2016 by two operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The second consolidated amended complaint in both actions, filed on December 9, 2016, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaint in the individual action also asserts claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss both actions on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the individual action and otherwise limiting the antitrust claims in both actions to the period from 2013 to 2016.

Securities Lending Antitrust Litigation

Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action relating to securities lending practices filed in the U.S. District Court for the Southern District of New York on August 16, 2017. The complaint generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The complaint seeks declaratory and injunctive relief, as well as treble damages in an unspecified amount.

Goldman Sachs September 2017 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Default Swap Antitrust Litigation

Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in an antitrust action relating to the trading of credit default swaps filed in the U.S. District Court for the Southern District of New York on June 8, 2017 by the operator of a swap execution facility and certain of its affiliates. The complaint generally asserts claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of credit default swaps on the plaintiffs’ swap execution facility. The complaint seeks declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss on September 11, 2017.

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

U.S. Treasury Securities Litigation

GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The complaints generally allege that the defendants violated the federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities, as well as related futures and options, and seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution.

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

On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On June 6, 2016, the district court affirmed the magistrate judge’s decision on intervention. On August 30, 2017, the district court vacated that portion of the magistrate judge’s March 10, 2015 decision that recommended denial of plaintiffs’ motion for certification of an injunctive and declaratory judgment class and referred to the magistrate judge the issue of what additional discovery is needed in connection with consideration of that motion.

87	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1Malaysia Development Berhad (1MDB)-Related Matters

The firm has received subpoenas and requests for documents and information from various governmental and regulatory bodies and self-regulatory organizations as part of investigations and reviews relating to financing transactions and other matters involving 1MDB, a sovereign wealth fund in Malaysia. The firm is cooperating with all such governmental and regulatory investigations and reviews.

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

•

Transactions involving government-related financings and other matters, municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs September 2017 Form 10-Q	88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2017, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 2, 2017

89	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Assets
U.S.	$ 61,235	$ 78,470	$ 67,305	$ 69,593

Non-U.S.	55,009	31,145	41,569	32,182
Total deposits with banks	116,244	109,615	108,874	101,775
U.S.	151,965	166,864	160,533	180,016

Non-U.S.	140,625	134,617	131,913	131,847
Total collateralized agreements	292,590	301,481	292,446	311,863
U.S.	168,452	145,958	162,624	148,931

Non-U.S.	115,564	106,532	110,082	102,336
Total financial instruments owned	284,016	252,490	272,706	251,267
U.S.	51,953	43,763	48,513	42,960

Non-U.S.	4,779	4,294	4,516	4,703
Total loans receivable	56,732	48,057	53,029	47,663
U.S.	39,944	39,678	38,346	37,273

Non-U.S.	40,230	31,030	39,947	31,749
Total other interest-earning assets	80,174	70,708	78,293	69,022
Total interest-earning assets	829,756	782,351	805,348	781,590
Cash and due from banks	10,899	12,624	11,433	14,330

Other non-interest-earning assets	86,381	92,618	83,549	92,103
Total assets	$927,036	$887,593	$900,330	$888,023
Liabilities
U.S.	$ 99,220	$104,189	$ 99,852	$ 95,280

Non-U.S.	27,042	18,398	23,188	17,484
Total interest-bearing deposits	126,262	122,587	123,040	112,764
U.S.	58,050	51,888	55,896	53,672

Non-U.S.	40,934	30,590	38,608	31,555
Total collateralized financings	98,984	82,478	94,504	85,227
U.S.	36,169	33,257	34,067	36,182

Non-U.S.	44,889	35,576	41,630	35,866
Total financial instruments sold, but not yet purchased	81,058	68,833	75,697	72,048
U.S.	39,644	44,488	37,512	44,589

Non-U.S.	14,136	13,721	13,311	14,168
Total short-term borrowings	53,780	58,209	50,823	58,757
U.S.	202,111	183,846	196,408	181,818

Non-U.S.	15,894	10,864	13,896	10,065
Total long-term borrowings	218,005	194,710	210,304	191,883
U.S.	137,107	146,726	135,770	148,792

Non-U.S.	61,910	58,196	60,739	60,599
Total other interest-bearing liabilities	199,017	204,922	196,509	209,391
Total interest-bearing liabilities	777,106	731,739	750,877	730,070
Non-interest-bearing deposits	3,621	3,305	3,552	2,877

Other non-interest-bearing liabilities	60,087	65,900	59,406	68,414
Total liabilities	840,814	800,944	813,835	801,361
Shareholders’ equity
Preferred stock	11,203	11,366	11,203	11,335

Common stock	75,019	75,283	75,292	75,327
Total shareholders’ equity	86,222	86,649	86,495	86,662
Total liabilities and shareholders’ equity	$927,036	$887,593	$900,330	$888,023
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	42.93%	39.32%	40.73%	38.74%

Liabilities	26.35%	22.87%	25.49%	23.25%

	Interest for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Assets
U.S.	$ 203	$ 97	$ 530	$ 262

Non-U.S.	9	19	37	58
Total deposits with banks	212	116	567	320
U.S.	347	105	920	223

Non-U.S.	101	77	206	277
Total collateralized agreements	448	182	1,126	500
U.S.	981	863	2,924	2,846

Non-U.S.	511	436	1,412	1,325
Total financial instruments owned	1,492	1,299	4,336	4,171
U.S.	624	425	1,688	1,164

Non-U.S.	69	58	205	163
Total loans receivable	693	483	1,893	1,327
U.S.	399	230	1,066	685

Non-U.S.	167	79	389	264
Total other interest-earning assets	566	309	1,455	949
Total interest-earning assets	$3,411	$2,389	$9,377	$7,267
Liabilities
U.S.	$ 331	$ 207	$ 842	$ 556

Non-U.S.	50	26	128	71
Total interest-bearing deposits	381	233	970	627
U.S.	209	78	500	250

Non-U.S.	33	34	90	104
Total collateralized financings	242	112	590	354
U.S.	176	164	504	473

Non-U.S.	167	148	544	470
Total financial instruments sold, but not yet purchased	343	312	1,048	943
U.S.	190	96	485	306

Non-U.S.	10	9	27	35
Total short-term borrowings	200	105	512	341
U.S.	1,095	1,055	3,367	2,906

Non-U.S.	16	9	44	43
Total long-term borrowings	1,111	1,064	3,411	2,949
U.S.	391	(132)	567	(569)

Non-U.S.	13	81	245	371
Total other interest-bearing liabilities	404	(51)	812	(198)
Total interest-bearing liabilities	$2,681	$1,775	$7,343	$5,016
Net interest income
U.S.	$ 162	$ 252	$ 863	$1,258

Non-U.S.	568	362	1,171	993
Net interest income	$ 730	$ 614	$2,034	$2,251

Goldman Sachs September 2017 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Average Rate (annualized) for the
	Three Months Ended September		Nine Months Ended September
	2017	2016	2017	2016
Assets
U.S.	1.32%	0.49%	1.05%	0.50%

Non-U.S.	0.06%	0.24%	0.12%	0.24%
Total deposits with banks	0.72%	0.42%	0.70%	0.42%
U.S.	0.91%	0.25%	0.77%	0.17%

Non-U.S.	0.28%	0.23%	0.21%	0.28%
Total collateralized agreements	0.61%	0.24%	0.51%	0.21%
U.S.	2.31%	2.35%	2.40%	2.55%

Non-U.S.	1.75%	1.63%	1.71%	1.73%
Total financial instruments owned	2.08%	2.05%	2.13%	2.22%
U.S.	4.77%	3.86%	4.65%	3.62%

Non-U.S.	5.73%	5.37%	6.07%	4.63%
Total loans receivable	4.85%	4.00%	4.77%	3.72%
U.S.	3.96%	2.31%	3.72%	2.45%

Non-U.S.	1.65%	1.01%	1.30%	1.11%
Total other interest-earning assets	2.80%	1.74%	2.48%	1.84%
Total interest-earning assets	1.63%	1.21%	1.56%	1.24%
Liabilities
U.S.	1.32%	0.79%	1.13%	0.78%

Non-U.S.	0.73%	0.56%	0.74%	0.54%
Total interest-bearing deposits	1.20%	0.76%	1.05%	0.74%
U.S.	1.43%	0.60%	1.20%	0.62%

Non-U.S.	0.32%	0.44%	0.31%	0.44%
Total collateralized financings	0.97%	0.54%	0.83%	0.55%
U.S.	1.93%	1.96%	1.98%	1.75%

Non-U.S.	1.48%	1.65%	1.75%	1.75%
Total financial instruments sold, but not yet purchased	1.68%	1.80%	1.85%	1.75%
U.S.	1.90%	0.86%	1.73%	0.92%

Non-U.S.	0.28%	0.26%	0.27%	0.33%
Total short-term borrowings	1.48%	0.72%	1.35%	0.78%
U.S.	2.15%	2.28%	2.29%	2.13%

Non-U.S.	0.40%	0.33%	0.42%	0.57%
Total long-term borrowings	2.02%	2.17%	2.17%	2.05%
U.S.	1.13%	(0.36)%	0.56%	(0.51)%

Non-U.S.	0.08%	0.55%	0.54%	0.82%
Total other interest-bearing liabilities	0.81%	(0.10)%	0.55%	(0.13)%
Total interest-bearing liabilities	1.37%	0.97%	1.31%	0.92%
Interest rate spread	0.26%	0.24%	0.25%	0.32%

U.S.	0.14%	0.21%	0.24%	0.35%

Non-U.S.	0.63%	0.47%	0.48%	0.44%
Net yield on interest-earning assets	0.35%	0.31%	0.34%	0.38%

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

91	Goldman Sachs September 2017 Form 10-Q

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. References to “the 2016 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. All references to September 2017, June 2017 and September 2016 refer to our periods ended, or the dates, as the context requires, September 30, 2017, June 30, 2017 and September 30, 2016, respectively. All references to December 2016 refer to the date December 31, 2016. Any reference to a future year refers to a year ending on December  31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2017 versus September 2016. We generated net earnings of $2.13 billion and diluted earnings per common share of $5.02 for the third quarter of 2017, an increase of 2% and 3%, respectively, compared with $2.09 billion and $4.88 per share for the third quarter of 2016. Annualized return on average common shareholders’ equity was 10.9% for the third quarter of 2017, compared with 11.2% for the third quarter of 2016. Book value per common share was $190.73 as of September 2017, 1.8% higher compared with June 2017.

Net revenues were $8.33 billion for the third quarter of 2017, 2% higher than the third quarter of 2016, due to significantly higher net revenues in Investing & Lending, higher net revenues in Investment Banking and slightly higher net revenues in Investment Management. These increases were partially offset by lower net revenues in Institutional Client Services, primarily reflecting significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution (FICC Client Execution).

Operating expenses were $5.35 billion for the third quarter of 2017, essentially unchanged compared with the third quarter of 2016, as non-compensation expenses were slightly higher and compensation and benefits expenses were essentially unchanged.

Our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 13.3% and 12.0%, respectively. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

We maintained strong liquidity as our global core liquid assets were $220 billion as of September 2017. See “Risk Management — Liquidity Risk Management” below for further information about our global core liquid assets.

Nine Months Ended September 2017 versus September 2016. We generated net earnings of $6.21 billion and diluted earnings per common share of $14.11 for the first nine months of 2017, an increase of 23% and 26%, respectively, compared with $5.05 billion and $11.24 per share for the first nine months of 2016. Annualized return on average common shareholders’ equity was 10.3% for the first nine months of 2017, compared with 8.7% for the first nine months of 2016.

In the first quarter of 2017, as required, we adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” The impact from adoption in the first nine months of 2017 was a reduction to our provision for taxes of $496 million, which increased diluted earnings per common share by $1.20 and annualized return on average common shareholders’ equity by 0.9 percentage points. See Note 3 to the condensed consolidated financial statements for further information about this ASU.

Goldman Sachs September 2017 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues were $24.24 billion for the first nine months of 2017, 8% higher than the first nine months of 2016, due to significantly higher net revenues in Investing & Lending and higher net revenues in both Investment Banking and Investment Management. These results were partially offset by lower net revenues in Institutional Client Services, primarily reflecting significantly lower net revenues in FICC Client Execution.

Operating expenses were $16.22 billion for the first nine months of 2017, 4% higher than the first nine months of 2016, due to slightly higher compensation and benefits expenses, reflecting an increase in net revenues, and slightly higher non-compensation expenses.

Business Environment

Global

During the third quarter of 2017, global economic growth was mixed compared with the previous quarter. Real gross domestic product (GDP) growth remained stable in the U.S. and China, increased slightly in the U.K., decreased slightly in the Euro area and appeared to decrease in Japan. Similar to the first half of 2017, global macroeconomic data remained strong throughout the third quarter, and volatility in equity, fixed income, currency and commodity markets remained low. Germany held a federal election in September 2017, but it did not result in a significant increase in volatility across markets. In September, the U.S. Federal Reserve formally announced the process of balance sheet normalization, beginning in October. The price of crude oil (WTI) ended the quarter at approximately $52 per barrel, an increase of 12% from the end of the second quarter. In investment banking, industry-wide announced mergers and acquisitions volumes increased compared with the second quarter of 2017, while industry-wide completed mergers and acquisitions volumes decreased slightly, but remained solid. In addition, industry-wide debt and equity underwriting offerings decreased compared with the second quarter of 2017.

United States

In the U.S., real GDP growth remained stable compared with the previous quarter, as the pace of domestic demand growth was relatively firm despite the negative impact of hurricanes in the region. Measures of consumer confidence were mixed, and the pace of housing starts and home sales were essentially unchanged compared with the second quarter of 2017. The unemployment rate was 4.2% as of September 2017, slightly lower than the end of the second quarter, and measures of inflation were essentially unchanged. In September, the U.S. Federal Reserve formally announced the process of balance sheet normalization. Previously, the U.S. Federal Reserve reinvested all proceeds from the maturation of bonds on its balance sheet, but beginning in October 2017, $6 billion of U.S. Treasury securities and $4 billion of agency debt and mortgage-backed securities will be allowed to mature each month without reinvestment of the proceeds. These monthly allowances will rise gradually over time to peak levels of $30 billion and $20 billion, respectively. The yield on the 10-year U.S. Treasury note ended the quarter at 2.33%, 3 basis points higher compared with the end of the second quarter. In equity markets, the NASDAQ Composite Index, the Dow Jones Industrial Average and the S&P 500 Index increased by 6%, 5% and 4%, respectively, compared with the end of the second quarter of 2017.

Europe

In the Euro area, real GDP growth decreased slightly compared with the second quarter of 2017, while measures of inflation were essentially unchanged. The European Central Bank maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%, and continued the pace of its monthly asset purchases at €60 billion. Measures of unemployment remained high, and the Euro appreciated by 3% against the U.S. dollar in the third quarter. In the U.K., real GDP growth increased slightly compared with the previous quarter. The Bank of England maintained its official bank rate at 0.25%, and the British pound appreciated by 3% against the U.S. dollar. Yields on 10-year government bonds generally declined in the region during the quarter. In equity markets, the DAX Index, CAC 40 Index and Euro Stoxx 50 Index all increased by 4% in the third quarter compared with the end of the second quarter, while the FTSE 100 Index increased by 1%.

93	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asia

In Japan, real GDP growth appeared to decrease compared with the second quarter of 2017. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year Japanese government bonds of approximately 0%. The yield on 10-year Japanese government bonds fell slightly, the U.S. dollar was essentially unchanged against the Japanese yen, and the Nikkei 225 Index increased by 2% in the third quarter. In China, real GDP growth remained stable during the quarter and measures of inflation increased. The People’s Bank of China maintained a neutral monetary policy stance in the third quarter. The U.S. dollar depreciated by 2% against the Chinese yuan compared with the end of the second quarter, and in equity markets, the Hang Seng Index and the Shanghai Composite Index increased by 7% and 5%, respectively. In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar appreciated by 1% against the Indian rupee, and the BSE Sensex Index increased by 1% compared with the end of the second quarter of 2017.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of September 2017, June 2017 and December 2016, level 3 financial assets represented 2.2%, 2.3% and 2.7%, respectively, of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs September 2017 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Price Verification. All financial instruments at fair value classified in levels 1, 2 and 3 of the fair value hierarchy are subject to our independent price verification process. The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs which cannot be corroborated by external market data are classified in level 3 of the fair value hierarchy. Price verification strategies utilized by our independent control and support functions include:

•	Trade Comparison. Analysis of trade data (both internal and external, where available) is used to determine the most relevant pricing inputs and valuations.

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

•	Collateral Analyses. Margin calls on derivatives are analyzed to determine implied values, which are used to corroborate our valuations.

•	Execution of Trades. Where appropriate, trading desks are instructed to execute trades in order to provide evidence of market-clearing levels.

•	Backtesting. Valuations are corroborated by comparison to values realized upon sales.

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

During the fourth quarter of 2016, we determined that goodwill for all reporting units was not impaired. There were no events or changes in circumstances during the nine months ended September 2017 that would indicate that it was more likely than not that the fair value of each of the reporting units did not exceed its respective carrying value as of September 2017. See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

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

95	Goldman Sachs September 2017 Form 10-Q

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

A prolonged or severe period of market weakness, or significant changes in regulation, could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including weaker business performance resulting in a decrease in our customer base and decreases in revenues from customer contracts and relationships. Management judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment, if required.

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

Goldman Sachs September 2017 Form 10-Q	96

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

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2017	2016	2017	2016
Net revenues	$ 8,326	$ 8,168	$24,239	$22,438

Pre-tax earnings	$ 2,976	$ 2,868	$ 8,024	$ 6,907

Net earnings	$ 2,128	$ 2,094	$ 6,214	$ 5,051

Net earnings applicable to common shareholders	$ 2,035	$ 2,100	$ 5,828	$ 4,934

Diluted earnings per common share	$ 5.02	$ 4.88	$ 14.11	$ 11.24

Annualized return on average common shareholders’ equity	10.9%	11.2%	10.3%	8.7%

Annualized net earnings to average assets	0.9%	0.9%	0.9%	0.8%

Annualized return on average total shareholders’ equity	9.9%	9.7%	9.6%	7.8%

Total average equity to average assets	9.3%	9.8%	9.6%	9.8%

Dividend payout ratio	14.9%	13.3%	15.2%	17.3%

In the table above:

•

Net earnings applicable to common shareholders for the three and nine months ended September 2016 included a benefit of $105 million and $266 million, respectively, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock. See Note 19 to the condensed consolidated financial statements for further information.

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

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Total shareholders’ equity	$ 86,222	$ 86,649	$ 86,495	$ 86,662

Preferred stock	(11,203)	(11,366)	(11,203)	(11,335)
Common shareholders’ equity	$ 75,019	$ 75,283	$ 75,292	$ 75,327

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

Net Revenues

The table below presents our net revenues by line item in the condensed consolidated statements of earnings.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Investment banking	$1,797	$1,537	$ 5,230	$ 4,787

Investment management	1,419	1,386	4,249	3,908

Commissions and fees	714	753	2,279	2,447

Market making	2,112	2,715	6,445	7,067

Other principal transactions	1,554	1,163	4,002	1,978
Total non-interest revenues	7,596	7,554	22,205	20,187
Interest income	3,411	2,389	9,377	7,267

Interest expense	2,681	1,775	7,343	5,016
Net interest income	730	614	2,034	2,251
Total net revenues	$8,326	$8,168	$24,239	$22,438

In the table above:

•

Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments, as well as derivative transactions directly related to these assignments. These activities are included in our Investment Banking segment.

•

Investment management consists of revenues (excluding net interest) from providing investment management services to a diverse set of clients, as well as wealth advisory services and certain transaction services to high-net-worth individuals and families. These activities are included in our Investment Management segment.

•

Commissions and fees consists of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter (OTC) transactions. These activities are included in our Institutional Client Services and Investment Management segments.

•

Market making consists of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in our Institutional Client Services segment.

•

Other principal transactions consists of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, other principal transactions includes revenues related to our consolidated investments. These activities are included in our Investing & Lending segment.

97	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first nine months of 2017, generally higher asset prices and tighter credit spreads were supportive of industry-wide underwriting activities, investment management performance and other principal transactions. However, low levels of volatility in equity, fixed income, currency and commodity markets, combined with low client conviction to transact, continued to negatively affect our market-making activities, particularly in fixed income, currency and commodity products. The price of oil increased during the third quarter of 2017, while the price of natural gas was essentially unchanged compared with the end of the second quarter of 2017.

If the trend of low volatility continues over the long term and market-making activity levels remain low, or if investment banking activity levels, asset prices or assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended September 2017 versus September 2016

Net revenues in the condensed consolidated statements of earnings were $8.33 billion for the third quarter of 2017, 2% higher than the third quarter of 2016, due to significantly higher other principal transactions revenues, higher investment banking revenues and net interest income and slightly higher investment management revenues. These increases were partially offset by significantly lower market making revenues and lower commissions and fees.

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $1.80 billion for the third quarter of 2017, 17% higher than the third quarter of 2016. Revenues in financial advisory were significantly higher compared with the third quarter of 2016, reflecting an increase in completed mergers and acquisitions transactions. Revenues in underwriting were essentially unchanged compared with the third quarter of 2016, as slightly higher revenues in debt underwriting, reflecting higher revenues from investment-grade activity, were largely offset by lower revenues in equity underwriting, reflecting a decrease in industry-wide offerings.

Investment management revenues in the condensed consolidated statements of earnings were $1.42 billion for the third quarter of 2017, 2% higher than the third quarter of 2016, due to slightly higher management and other fees, reflecting higher average assets under supervision, and higher transaction revenues, partially offset by lower incentive fees.

Commissions and fees in the condensed consolidated statements of earnings were $714 million for the third quarter of 2017, 5% lower than the third quarter of 2016, generally consistent with the decline in listed cash equity market volumes in the U.S.

Market making revenues in the condensed consolidated statements of earnings were $2.11 billion for the third quarter of 2017, 22% lower than the third quarter of 2016, due to significantly lower revenues in equity derivative products, commodities, credit products and currencies and lower revenues in interest rate products. These results were partially offset by significantly higher revenues in equity cash products and improved results in mortgages.

Other principal transactions revenues in the condensed consolidated statements of earnings were $1.55 billion for the third quarter of 2017, 34% higher than the third quarter of 2016, reflecting a significant increase in net gains from investments in private equities, which were positively impacted by corporate performance and company-specific events. These results were partially offset by lower net gains from investments in debt instruments.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $730 million for the third quarter of 2017, 19% higher than the third quarter of 2016, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, higher interest income from loans receivable, due to an increase in total average loans receivable and higher yields, and an increase in total average financial instruments owned. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, interest-bearing deposits, short-term borrowings and collateralized financings, and an increase in total average collateralized financings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Nine Months Ended September 2017 versus September 2016

Net revenues in the condensed consolidated statements of earnings were $24.24 billion for the first nine months of 2017, 8% higher than the first nine months of 2016, due to significantly higher other principal transactions revenues and higher investment banking revenues and investment management revenues. These results were partially offset by lower market making revenues, net interest income and commissions and fees.

Goldman Sachs September 2017 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $5.23 billion for the first nine months of 2017, 9% higher than the first nine months of 2016. Revenues in financial advisory were higher compared with the first nine months of 2016, reflecting an increase in completed mergers and acquisitions transactions. Revenues in underwriting were higher compared with the first nine months of 2016, due to higher revenues in debt underwriting, primarily reflecting an increase in industry-wide leveraged finance activity, and higher revenues in equity underwriting, reflecting an increase in industry-wide offerings.

Investment management revenues in the condensed consolidated statements of earnings were $4.25 billion for the first nine months of 2017, 9% higher than the first nine months of 2016, due to higher management and other fees, reflecting higher average assets under supervision, as well as higher incentive fees and transaction revenues.

Commissions and fees in the condensed consolidated statements of earnings were $2.28 billion for the first nine months of 2017, 7% lower than the first nine months of 2016, reflecting a decline in our listed cash equity volumes in the U.S., consistent with market volumes in the region.

Market making revenues in the condensed consolidated statements of earnings were $6.45 billion for the first nine months of 2017, 9% lower than the first nine months of 2016, due to significantly lower revenues in commodities, credit products and currencies and lower revenues in both interest rate products and equity derivative products. These decreases were partially offset by significantly higher revenues in both mortgages and equity cash products.

Other principal transactions revenues in the condensed consolidated statements of earnings were $4.00 billion for the first nine months of 2017, significantly higher compared with the first nine months of 2016, primarily due to a significant increase in revenues in equities securities. This increase primarily reflected a significant increase in net gains from private equities, which were positively impacted by corporate performance and company-specific events. In addition, net gains from public equities were significantly higher, as global equity prices increased during the first nine months of 2017. Revenues in debt securities and loans were also significantly higher compared with the first nine months of 2016, reflecting higher net gains from investments in debt instruments.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $2.03 billion for the first nine months of 2017, 10% lower than the first nine months of 2016, reflecting an increase in interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, interest-bearing deposits, short-term borrowings, collateralized financings and long-term borrowings, and an increase in total average long-term borrowings. The increase in interest expense was partially offset by higher interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, higher interest income from loans receivable, due to higher yields and an increase in total average loans receivable, and an increase in total average other interest-earning assets. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (including employees, consultants and temporary staff).

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Compensation and benefits	$ 3,172	$ 3,207	$ 9,696	$ 9,200

Brokerage, clearing, exchange and distribution fees	625	613	1,903	1,929

Market development	138	92	413	326

Communications and technology	220	207	667	609

Depreciation and amortization	280	247	802	731

Occupancy	177	245	543	609

Professional fees	227	222	661	673

Other expenses	511	467	1,530	1,454
Total non-compensation expenses	2,178	2,093	6,519	6,331
Total operating expenses	$ 5,350	$ 5,300	$16,215	$15,531
Total staff at period-end	35,800	34,900

99	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2017 versus September 2016. Operating expenses in the condensed consolidated statements of earnings were $5.35 billion for the third quarter of 2017, essentially unchanged compared with the third quarter of 2016. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $3.17 billion for the third quarter of 2017, essentially unchanged compared with the third quarter of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $2.18 billion for the third quarter of 2017, 4% higher than the third quarter of 2016, primarily due to higher expenses related to consolidated investments and our online loan and deposit platform. These increases were primarily included in other expenses and market development expenses, and were partially offset by lower occupancy expenses (the third quarter of 2016 included $63 million of exit costs on office space). Net provisions for litigation and regulatory proceedings for the third quarter of 2017 were $18 million compared with $46 million for the third quarter of 2016.

As of September 2017, total staff increased 5% compared with June 2017, primarily reflecting the timing of campus hires.

Nine Months Ended September 2017 versus September 2016. Operating expenses in the condensed consolidated statements of earnings were $16.22 billion for the first nine months of 2017, 4% higher than the first nine months of 2016. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $9.70 billion for the first nine months of 2017, 5% higher than the first nine months of 2016, reflecting an increase in net revenues. The ratio of compensation and benefits to net revenues for the first nine months of 2017 was 40.0% compared with 41.0% for both the first half of 2017 and the first nine months of 2016.

Non-compensation expenses in the condensed consolidated statements of earnings were $6.52 billion for the first nine months of 2017, 3% higher than the first nine months of 2016, primarily due to higher expenses related to our online loan and deposit platform and consolidated investments. These increases were primarily included in market development expenses and other expenses. In addition, communications and technology expenses and depreciation and amortization expenses were higher. These increases were partially offset by lower occupancy expenses (the third quarter of 2016 included $63 million of exit costs on office space). Net provisions for litigation and regulatory proceedings for the first nine months of 2017 were $179 million compared with $249 million for the first nine months of 2016.

As of September 2017, total staff increased 4% compared with December 2016.

Provision for Taxes

The effective income tax rate for the first nine months of 2017 was 22.6%. The decrease compared with the full year effective income tax rate of 28.2% for 2016 was primarily due to tax benefits on the settlement of employee share-based awards in accordance with ASU No. 2016-09. The impact of these settlements in the first nine months of 2017 was a reduction to our provision for taxes of $496 million (including $475 million in the first quarter of 2017) and a reduction in our effective income tax rate of 6.1 percentage points. See Note 3 to the condensed consolidated financial statements for further information about this ASU. The increase compared with the effective income tax rate of 19.1% for the first half of 2017 was primarily due to a decrease in the impact of tax benefits from the settlement of employee share-based awards in the first nine months of 2017 compared with the first half of 2017.

In September 2017, certain members of the U.S. Congress, in coordination with the U.S. Presidential Administration, released a tax reform framework that includes several corporate income tax provisions. Any potential resulting legislation could reduce our future effective tax rate. In addition, while this is only a proposal, depending on the scope of any enacted legislation, there could be a material negative impact on our results in the period of enactment, due to the potential remeasurement of U.S. deferred tax balances at lower corporate enacted tax rates and a repatriation tax, if any, on deemed repatriated earnings from foreign subsidiaries.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Investment Banking
Net revenues	$1,797	$1,537	$ 5,230	$ 4,787

Operating expenses	946	863	2,905	2,720
Pre-tax earnings	$ 851	$ 674	$ 2,325	$ 2,067
Institutional Client Services
Net revenues	$3,120	$3,748	$ 9,530	$10,872

Operating expenses	2,331	2,526	7,276	7,649
Pre-tax earnings	$ 789	$1,222	$ 2,254	$ 3,223
Investing & Lending
Net revenues	$1,883	$1,398	$ 4,923	$ 2,596

Operating expenses	855	690	2,368	1,714
Pre-tax earnings	$1,028	$ 708	$ 2,555	$ 882
Investment Management
Net revenues	$1,526	$1,485	$ 4,556	$ 4,183

Operating expenses	1,218	1,221	3,666	3,448
Pre-tax earnings	$ 308	$ 264	$ 890	$ 735
Total net revenues	$8,326	$8,168	$24,239	$22,438

Total operating expenses	5,350	5,300	16,215	15,531
Total pre-tax earnings	$2,976	$2,868	$ 8,024	$ 6,907

Goldman Sachs September 2017 Form 10-Q	100

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

Investment Banking

Our Investment Banking segment consists of:

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Financial Advisory	$ 911	$ 658	$2,416	$2,223
Equity underwriting	212	227	783	679

Debt underwriting	674	652	2,031	1,885
Total Underwriting	886	879	2,814	2,564
Total net revenues	1,797	1,537	5,230	4,787

Operating expenses	946	863	2,905	2,720
Pre-tax earnings	$ 851	$ 674	$2,325	$2,067

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September
$ in billions	2017	2016	2017	2016
Announced mergers and acquisitions	$ 171	$ 188	$ 540	$ 589

Completed mergers and acquisitions	$ 369	$ 280	$ 786	$ 900

Equity and equity-related offerings	$ 15	$ 16	$ 46	$ 37

Debt offerings	$ 72	$ 72	$ 227	$ 216

In the table above:

•	Volumes are per Dealogic. Prior periods have been conformed to reflect volumes per Dealogic.

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

Operating Environment. During the third quarter of 2017, industry-wide announced mergers and acquisitions volumes increased compared with the second quarter of 2017, while industry-wide completed mergers and acquisitions volumes decreased slightly, but remained solid.

In underwriting, generally higher equity prices and tighter credit spreads during the third quarter of 2017 continued to contribute to a relatively favorable financing environment. Industry-wide debt underwriting offerings remained solid, particularly in investment-grade activity. However, offerings decreased slightly compared with the second quarter of 2017, as leveraged finance activity slowed. After a trend of generally improving activity levels since a challenging first quarter of 2016, the pace of industry-wide equity underwriting offerings slowed during the third quarter of 2017.

In the future, if industry-wide activity levels in mergers and acquisitions decline or if industry-wide activity levels in debt underwriting or equity underwriting continue their downward trend, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended September 2017 versus September 2016. Net revenues in Investment Banking were $1.80 billion for the third quarter of 2017, 17% higher than the third quarter of 2016.

101	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net revenues in Financial Advisory were $911 million, 38% higher than the third quarter of 2016, reflecting an increase in completed mergers and acquisitions transactions. Net revenues in Underwriting were $886 million, essentially unchanged compared with the third quarter of 2016, as slightly higher net revenues in debt underwriting, reflecting higher net revenues from investment-grade activity, were largely offset by lower net revenues in equity underwriting, reflecting a decrease in industry-wide offerings.

Operating expenses were $946 million for the third quarter of 2017, 10% higher than the third quarter of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $851 million in the third quarter of 2017, 26% higher than the third quarter of 2016.

As of September 2017, our investment banking transaction backlog decreased compared with June 2017. This decrease was due to significantly lower estimated net revenues from potential advisory transactions, as replenishment of mergers and acquisitions backlog was lower than the rate of completed deals during the third quarter of 2017. Estimated net revenues from potential debt underwriting transactions increased and estimated net revenues from potential equity underwriting transactions were essentially unchanged.

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

Nine Months Ended September 2017 versus September 2016. Net revenues in Investment Banking were $5.23 billion for the first nine months of 2017, 9% higher than the first nine months of 2016.

Net revenues in Financial Advisory were $2.42 billion, 9% higher than the first nine months of 2016, reflecting an increase in completed mergers and acquisitions transactions. Net revenues in Underwriting were $2.81 billion, 10% higher than the first nine months of 2016, due to higher net revenues in debt underwriting, primarily reflecting an increase in industry-wide leveraged finance activity, and higher net revenues in equity underwriting, reflecting an increase in industry-wide offerings.

Operating expenses were $2.91 billion for the first nine months of 2017, 7% higher than the first nine months of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $2.33 billion in the first nine months of 2017, 12% higher than the first nine months of 2016.

As of September 2017, our investment banking transaction backlog decreased compared with December 2016. This decrease was due to significantly lower estimated net revenues from potential advisory transactions, as replenishment of mergers and acquisitions backlog was lower than the rate of completed deals during the first nine months of 2017, particularly in the third quarter. This decrease was partially offset by significantly higher estimated net revenues from potential debt underwriting transactions, primarily reflecting an increase in acquisition-related financing, and higher estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings.

Institutional Client Services

Our Institutional Client Services segment consists of:

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

•	Currencies. Currency options, spot/forwards and other derivatives on G-10 currencies and emerging-market products.

Goldman Sachs September 2017 Form 10-Q	102

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
FICC Client Execution	$1,452	$1,964	$4,296	$ 5,554
Equities client execution	584	678	1,823	1,735

Commissions and fees	681	719	2,183	2,342

Securities services	403	387	1,228	1,241
Total Equities	1,668	1,784	5,234	5,318
Total net revenues	3,120	3,748	9,530	10,872

Operating expenses	2,331	2,526	7,276	7,649
Pre-tax earnings	$ 789	$1,222	$2,254	$ 3,223

The table below presents net revenues of our Institutional Client Services segment by line item in the condensed consolidated statements of earnings. See “Net Revenues” above for further information about market making revenues, commissions and fees and net interest income.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended September 2017
Market making	$1,237	$ 875	$ 2,112

Commissions and fees	–	681	681

Net interest income	215	112	327
Total net revenues	$1,452	$1,668	$ 3,120
Three Months Ended September 2016
Market making	$1,785	$ 930	$ 2,715

Commissions and fees	–	719	719

Net interest income	179	135	314
Total net revenues	$1,964	$1,784	$ 3,748
Nine Months Ended September 2017
Market making	$3,796	$2,649	$ 6,445

Commissions and fees	–	2,183	2,183

Net interest income	500	402	902
Total net revenues	$4,296	$5,234	$ 9,530
Nine Months Ended September 2016
Market making	$4,668	$2,399	$ 7,067

Commissions and fees	–	2,342	2,342

Net interest income	886	577	1,463
Total net revenues	$5,554	$5,318	$10,872

103	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•	The difference between commissions and fees and those in the condensed consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See Note 25 to the condensed consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution, for the periods in the table above, was client activity.

Operating Environment. Many of the themes that impacted the operating environment for Institutional Client Services in the first half of 2017 continued into the third quarter of 2017 as volatility levels in equity, fixed income, currency and commodity markets remained low. This, combined with low client conviction to transact, continued to negatively affect client activity across businesses, particularly in FICC Client Execution. Although market-making conditions remained challenging, they improved for most businesses during the quarter amid better U.S. economic data and expectations for central bank actions. In addition, global equity markets continued to increase during the third quarter of 2017 (with the MSCI World Index up 5%), and in credit markets, credit spreads generally tightened. The price of oil increased by 12% during the third quarter of 2017 to approximately $52 per barrel (WTI), while the price of natural gas was essentially unchanged compared with the end of the second quarter of 2017 at $3.01 per million British thermal units.

If the trend of low volatility continues over the long term and activity levels remain low, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended September 2017 versus September 2016. Net revenues in Institutional Client Services were $3.12 billion for the third quarter of 2017, 17% lower than the third quarter of 2016.

Net revenues in FICC Client Execution were $1.45 billion for the third quarter of 2017, 26% lower than the third quarter of 2016, reflecting lower client activity and, to a lesser extent, the impact of challenging market-making conditions on our inventory.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the third quarter of 2016:

•	Net revenues in commodities were significantly lower, reflecting the impact of challenging market-making conditions on our inventory, particularly in energy products.
•	Net revenues in interest rate products were significantly lower, reflecting lower client activity.

•	Net revenues in credit products were significantly lower, reflecting the impact of challenging market-making conditions on our inventory and lower client activity.

•	Net revenues in currencies were lower, primarily reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues in mortgages were higher, reflecting the impact of favorable market-making conditions on our inventory, including generally tighter spreads.

Net revenues in Equities were $1.67 billion for the third quarter of 2017, 7% lower than the third quarter of 2016, primarily due to lower net revenues in equities client execution, reflecting significantly lower results in derivatives, partially offset by higher results in cash products. Net revenues from commissions and fees were lower, generally consistent with the decline in listed cash equity market volumes in the U.S. Net revenues in securities services were slightly higher compared with the third quarter of 2016.

Operating expenses were $2.33 billion for the third quarter of 2017, 8% lower than the third quarter of 2016, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $789 million in the third quarter of 2017, 35% lower than the third quarter of 2016.

Nine Months Ended September 2017 versus September 2016. Net revenues in Institutional Client Services were $9.53 billion for the first nine months of 2017, 12% lower than the first nine months of 2016.

Net revenues in FICC Client Execution were $4.30 billion for the first nine months of 2017, 23% lower than the first nine months of 2016, reflecting significantly lower client activity.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the first nine months of 2016:

•	Net revenues in commodities were significantly lower, reflecting the impact of challenging market-making conditions on our inventory, particularly during the second quarter of 2017.

•	Net revenues in interest rate products were lower, reflecting lower client activity.

•	Net revenues in currencies were significantly lower, primarily due to lower client activity.

Goldman Sachs September 2017 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Net revenues in credit products were significantly lower, primarily reflecting lower client activity.

•

Net revenues in mortgages were significantly higher, reflecting the impact of favorable market-making conditions on our inventory, including generally tighter spreads, compared with a challenging first nine months of 2016.

Net revenues in Equities were $5.23 billion for the first nine months of 2017, 2% lower than the first nine months of 2016, as lower commissions and fees were partially offset by slightly higher net revenues in equities client execution. The decrease in commissions and fees reflected a decline in our listed cash equity volumes in the U.S., consistent with market volumes in the region. The increase in equities client execution reflected higher net revenues in cash products, partially offset by slightly lower net revenues in derivatives. Net revenues in securities services were essentially unchanged.

Operating expenses were $7.28 billion for the first nine months of 2017, 5% lower than the first nine months of 2016, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $2.25 billion in the first nine months of 2017, 30% lower than the first nine months of 2016.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Equity securities	$1,391	$ 920	$3,369	$1,546

Debt securities and loans	492	478	1,554	1,050
Total net revenues	1,883	1,398	4,923	2,596

Operating expenses	855	690	2,368	1,714
Pre-tax earnings	$1,028	$ 708	$2,555	$ 882

Operating Environment. During the first nine months of 2017, generally higher global equity prices and tighter credit spreads contributed to a favorable environment for our equity and debt investments. Results also reflected net gains from corporate performance and company-specific events. This environment contrasts with the first nine months of 2016, where, in the first quarter of 2016, market conditions were difficult and corporate performance, particularly in the energy sector, was impacted by a challenging macroeconomic environment. If macroeconomic concerns negatively affect corporate performance or company-specific events, or if global equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended September 2017 versus September 2016. Net revenues in Investing & Lending were $1.88 billion for the third quarter of 2017, 35% higher than the third quarter of 2016. Net revenues in equity securities were $1.39 billion, 51% higher than the third quarter of 2016, reflecting a significant increase in net gains from investments in private equities, which were positively impacted by corporate performance and company-specific events. Of the $1.39 billion of net revenues, approximately 60% was driven by net gains from public equities and company-specific events, such as sales. Net revenues in debt securities and loans were $492 million, 3% higher than the third quarter of 2016, reflecting higher net interest income (the third quarter of 2017 included approximately $450 million of net interest income), partially offset by lower net gains from investments in debt instruments.

Operating expenses were $855 million for the third quarter of 2017, 24% higher than the third quarter of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues, and higher expenses related to consolidated investments and our online loan and deposit platform. Pre-tax earnings were $1.03 billion in the third quarter of 2017, 45% higher than the third quarter of 2016.

Nine Months Ended September 2017 versus September 2016. Net revenues in Investing & Lending were $4.92 billion for the first nine months of 2017, 90% higher than the first nine months of 2016. Net revenues in equity securities were $3.37 billion for the first nine months of 2017 compared with $1.55 billion for the first nine months of 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by corporate performance and company-specific events. In addition, net gains from public equities were significantly higher, as global equity prices increased during the first nine months of 2017. Net revenues in debt securities and loans were $1.55 billion, 48% higher than the first nine months of 2016, reflecting significantly higher net interest income and higher net gains from investments in debt instruments.

105	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $2.37 billion for the first nine months of 2017, 38% higher than the first nine months of 2016, due to increased compensation and benefits expenses, reflecting higher net revenues, and higher expenses related to our online loan and deposit platform and consolidated investments. Pre-tax earnings were $2.56 billion in the first nine months of 2017, compared with pre-tax earnings of $882 million in the first nine months of 2016.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for each of the three and nine months ended September 2017 and September 2016.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Incentive fees are recognized only when all material contingencies are resolved.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2017	2016	2017	2016
Management and other fees	$1,272	$1,225	$3,775	$3,571

Incentive fees	86	114	288	197

Transaction revenues	168	146	493	415
Total net revenues	1,526	1,485	4,556	4,183

Operating expenses	1,218	1,221	3,666	3,448
Pre-tax earnings	$ 308	$ 264	$ 890	$ 735

The table below presents our period-end assets under supervision by asset class.

	As of September
$ in billions	2017	2016
Alternative investments	$ 169	$ 152

Equity	305	268

Fixed income	654	600
Total long-term assets under supervision	1,128	1,020

Liquidity products	328	327
Total assets under supervision	$1,456	$1,347

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our period-end assets under supervision by distribution channel.

	As of September
$ in billions	2017	2016
Institutional	$ 564	$ 509

High-net-worth individuals	446	403

Third-party distributed	446	435
Total	$1,456	$1,347

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended September		Nine Months Ended September
$ in billions	2017	2016	2017	2016
Beginning balance	$1,406	$1,310	$1,379	$1,252

Net inflows/(outflows):
Alternative investments	2	1	17	4

Equity	(1)	2	1	2

Fixed income	12	11	25	19
Total long-term AUS net inflows/(outflows)	13	14	43	25

Liquidity products	14	2	(30)	21
Total AUS net inflows/(outflows)	27	16	13	46

Net market appreciation/(depreciation)	23	21	64	49
Ending balance	$1,456	$1,347	$1,456	$1,347

In the table above, total AUS net inflows/(outflows) for the nine months ended September 2017 included $23 billion of inflows ($20 billion in total long-term AUS and $3 billion in liquidity products) in connection with the acquisition of a portion of Verus Investors’ outsourced chief investment officer business (Verus acquisition) in June 2017 and $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform (Australian divestiture).

Goldman Sachs September 2017 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2017	2016	2017	2016
Alternative investments	$ 167	$ 151	$ 160	$ 148

Equity	297	262	285	254

Fixed income	645	592	626	573
Total long-term assets under supervision	1,109	1,005	1,071	975

Liquidity products	321	327	328	320
Total assets under supervision	$1,430	$1,332	$1,399	$1,295

Operating Environment. During the first nine months of 2017, Investment Management operated in an environment characterized by generally higher asset prices, resulting in appreciation in our client assets in both equity and fixed income assets. In addition, our long-term assets under supervision benefited from net inflows primarily in fixed income and alternative assets. These increases were partially offset by net outflows in liquidity products, primarily due to seasonal net outflows during the first quarter of 2017. As a result, the mix of average assets under supervision during the first nine months of 2017 shifted slightly from liquidity products to long-term assets under supervision as compared to the mix at the end of the prior year. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended September 2017 versus September 2016. Net revenues in Investment Management were $1.53 billion for the third quarter of 2017, 3% higher than the third quarter of 2016, due to slightly higher management and other fees, reflecting higher average assets under supervision, and higher transaction revenues, partially offset by lower incentive fees. During the quarter, total assets under supervision increased $50 billion to $1.46 trillion. Long-term assets under supervision increased $36 billion, including net market appreciation of $23 billion, primarily in equity and fixed income assets, and net inflows of $13 billion, primarily in fixed income assets. Liquidity products increased $14 billion.

Operating expenses were $1.22 billion for the third quarter of 2017, essentially unchanged compared with the third quarter of 2016. Pre-tax earnings were $308 million in the third quarter of 2017, 17% higher than the third quarter of 2016.

Nine Months Ended September 2017 versus September 2016. Net revenues in Investment Management were $4.56 billion for the first nine months of 2017, 9% higher than the first nine months of 2016, due to higher management and other fees, reflecting higher average assets under supervision, as well as higher incentive fees and transaction revenues. During the first nine months of 2017, total assets under supervision increased $77 billion to $1.46 trillion. Long-term assets under supervision increased $107 billion, including net market appreciation of $64 billion, primarily in equity and fixed income assets, and net inflows of $43 billion (which includes $20 billion of inflows in connection with the Verus acquisition and $5 billion of equity asset outflows in connection with the Australian divestiture), primarily in fixed income and alternative assets. Liquidity products decreased $30 billion (which includes $3 billion of inflows in connection with the Verus acquisition).

Operating expenses were $3.67 billion for the first nine months of 2017, 6% higher than the first nine months of 2016, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $890 million in the first nine months of 2017, 21% higher than the first nine months of 2016.

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

107	Goldman Sachs September 2017 Form 10-Q

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

In order to ensure appropriate risk management, we seek to maintain a sufficiently liquid balance sheet and have processes in place to dynamically manage our assets and liabilities which include (i) balance sheet planning, (ii) balance sheet limits, (iii) monitoring of key metrics and (iv) scenario analyses.

Balance Sheet Planning. We prepare a balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources over a one-year time horizon. This plan is reviewed quarterly and may be adjusted in response to changing business needs or market conditions. The objectives of this planning process are:

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

Our consolidated balance sheet plan, including our balance sheets by business, funding projections, and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Risk Management — Overview and Structure of Risk Management” for an overview of our risk management structure.

Balance Sheet Limits. The Firmwide Finance Committee has the responsibility of reviewing and approving balance sheet limits. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among business managers and managers in our independent control and support functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on a more frequent basis in response to changing business needs or market conditions. In addition, the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. Requests for changes in limits are evaluated after giving consideration to their impact on our key metrics. Compliance with limits is monitored on a daily basis by business risk managers, as well as managers in our independent control and support functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics daily both by business and on a consolidated basis, including asset and liability size and composition, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity, as well as market fluctuations.

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

Goldman Sachs September 2017 Form 10-Q	108

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

The table below presents our balance sheet allocation.

	As of
$ in millions	September 2017	December 2016
Global Core Liquid Assets (GCLA)	$220,379	$226,066

Other cash	10,480	9,088
GCLA and cash	230,859	235,154

Secured client financing	205,494	199,387

Inventory	231,347	206,988

Secured financing agreements	70,148	65,606

Receivables	46,501	29,592
Institutional Client Services	347,996	302,186

Public equity	2,136	3,224

Private equity	20,589	18,224

Debt	24,963	21,675

Loans receivable	61,486	49,672

Other	7,116	5,162
Investing & Lending	116,290	97,957
Total inventory and related assets	464,286	400,143

Other assets	29,493	25,481
Total assets	$930,132	$860,165

The following is a description of the captions in the table above:

•

Global Core Liquid Assets and Cash. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Risk Management — Liquidity Risk Management” below for details on the composition and sizing of our GCLA. In addition to our GCLA, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

•

Secured Client Financing. We provide collateralized financing for client positions, including margin loans secured by client collateral, securities borrowed, and resale agreements primarily collateralized by government obligations. We segregate cash and securities for regulatory and other purposes related to client activity. Securities are segregated from our own inventory, as well as from collateral obtained through securities borrowed or resale agreements. Our secured client financing arrangements, which are generally short-term, are accounted for at fair value or at amounts that approximate fair value, and include daily margin requirements to mitigate counterparty credit risk.

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, infrastructure, real estate entities and other investments. We also make unsecured loans to individuals through our online platform. Debt included $14.01 billion and $14.23 billion as of September 2017 and December 2016, respectively, of direct loans primarily extended to corporate and private wealth management clients that are accounted for at fair value. Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables and miscellaneous receivables.

109	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA and Cash	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of September 2017
Cash and cash equivalents	$ 99,188	$ 17,422	$ –	$ –	$116,610

Securities purchased under agreements to resell	54,738	36,396	20,823	575	112,532

Securities borrowed	37,504	101,565	49,325	–	188,394

Receivables from brokers, dealers and clearing organizations	–	6,349	22,099	–	28,448

Receivables from customers and counterparties	–	29,208	24,402	6,085	59,695

Loans receivable	–	–	–	61,486	61,486

Financial instruments owned	39,429	14,554	231,347	48,144	333,474
Subtotal	$230,859	$205,494	$347,996	$116,290	$900,639

Other assets					29,493
Total assets					$930,132
As of December 2016
Cash and cash equivalents	$107,066	$ 14,645	$ –	$ –	$121,711

Securities purchased under agreements to resell	56,583	40,436	18,844	1,062	116,925

Securities borrowed	41,652	96,186	46,762	–	184,600

Receivables from brokers, dealers and clearing organizations	–	6,540	11,504	–	18,044

Receivables from customers and counterparties	–	26,286	18,088	3,406	47,780

Loans receivable	–	–	–	49,672	49,672

Financial instruments owned	29,853	15,294	206,988	43,817	295,952
Subtotal	$235,154	$199,387	$302,186	$ 97,957	$834,684

Other assets					25,481
Total assets					$860,165

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the condensed consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA and cash, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2016 to September 2017.

Balance Sheet Analysis and Metrics

As of September 2017, total assets in our condensed consolidated statements of financial condition were $930.13 billion, an increase of $69.97 billion from December 2016, reflecting increases in financial instruments owned of $37.52 billion, receivables from customers and counterparties of $11.92 billion, loans receivable of $11.81 billion, and receivables from brokers, dealers and clearing organizations of $10.40 billion. The increase in financial instruments owned reflected increases in U.S. government and agency obligations, equity securities and non-U.S. government and agency obligations related to client activity. The increases in receivables from customers and counterparties and receivables from brokers, dealers and clearing organizations reflected client activity. The increase in loans receivable primarily reflected an increase in loans to corporate borrowers and loans backed by real estate.

As of September 2017, total liabilities in our condensed consolidated statements of financial condition were $843.84 billion, an increase of $70.57 billion from December 2016, primarily reflecting increases in unsecured long-term borrowings of $22.77 billion, collateralized financings of $21.46 billion, payables to customers and counterparties of $9.42 billion and deposits of $8.66 billion. The increase in unsecured long-term borrowings was primarily due to net new issuances. The increase in collateralized financings reflected the impact of firm and client activity. The increase in payables to customers and counterparties reflected client activity. The increase in deposits reflected an increase in institutional deposits in Goldman Sachs International Bank (GSIB).

As of September 2017 and December 2016, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $86.42 billion and $71.82 billion, respectively, which were essentially unchanged and 5% lower, respectively, compared with the daily average amount of repurchase agreements over the respective quarters. The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as U.S. government and agency, and investment-grade sovereign obligations through collateralized financing activities.

Goldman Sachs September 2017 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information about our assets, unsecured long-term borrowings, shareholders’ equity and leverage ratios.

	As of
$ in millions	September 2017	December 2016
Total assets	$930,132	$860,165

Unsecured long-term borrowings	$211,852	$189,086

Total shareholders’ equity	$ 86,292	$ 86,893

Leverage ratio	10.8x	9.9x

Debt to equity ratio	2.5x	2.2x

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

	As of
$ in millions, except per share amounts	September 2017	December 2016
Total shareholders’ equity	$ 86,292	$ 86,893

Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	75,089	75,690

Goodwill and identifiable intangible assets	(4,058)	(4,095)
Tangible common shareholders’ equity	$ 71,031	$ 71,595
Book value per common share	$ 190.73	$ 182.47

Tangible book value per common share	$ 180.42	$ 172.60

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and RSUs granted to employees with no future service requirements (collectively, basic shares) of 393.7 million and 414.8 million as of September 2017 and December 2016, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

Our funding is primarily raised in U.S. dollar, Euro, British pound and Japanese yen. We generally distribute our funding products through our own sales force and third-party distributors to a large, diverse creditor base in a variety of markets in the Americas, Europe and Asia. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, corporations, pension funds, insurance companies, mutual funds and individuals. We have imposed various internal guidelines to monitor creditor concentration across our funding programs.

111	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of September 2017 and December 2016, secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition was $122.32 billion and $100.86 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding included in “Collateralized financings” in the condensed consolidated statements of financial condition, excluding funding that can only be collateralized by highly liquid securities eligible for inclusion in our GCLA, exceeded 120 days as of September 2017.

A majority of our secured funding for securities not eligible for inclusion in the GCLA is executed through term repurchase agreements and securities loaned contracts. We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. As of September 2017, our outstanding borrowings against the Federal Home Loan Bank were $1.93 billion.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of September 2017.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	$ –	$ –	$ –	$ 7,529	$ 7,529

2019	$6,977	$6,735	$3,848	$10,611	28,171

2020	$5,250	$8,040	$5,890	$ 3,483	22,663

2021	$2,776	$3,619	$7,775	$ 7,493	21,663

2022	$6,036	$5,969	$5,387	$ 1,004	18,396

2023 - thereafter					113,430
Total					$211,852

The weighted average maturity of our unsecured long-term borrowings as of September 2017 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations in order to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. Our deposits provide us with a diversified source of liquidity and reduce our reliance on wholesale funding. A growing source of our deposit base consists of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and GSIB. As of September 2017 and December 2016, our deposits were $132.76 billion and $124.10 billion, respectively. See Note 14 to the condensed consolidated financial statements for further information about our deposits.

Goldman Sachs September 2017 Form 10-Q	112

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

As of September 2017 and December 2016, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $45.36 billion and $39.27 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

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

Our capital planning process also includes an internal risk-based capital assessment. This assessment incorporates market risk, credit risk and operational risk. Market risk is calculated by using Value-at-Risk (VaR) calculations supplemented by risk-based add-ons which include risks related to rare events (tail risks). Credit risk utilizes assumptions about our counterparties’ probability of default and the size of our losses in the event of a default. Operational risk is calculated based on scenarios incorporating multiple types of operational failures, as well as considering internal and external actual loss experience. Backtesting for market risk and credit risk is used to gauge the effectiveness of models at capturing and measuring relevant risks.

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

113	Goldman Sachs September 2017 Form 10-Q

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

With respect to our 2017 CCAR submission, the Federal Reserve Board informed us that it did not object to our capital actions. These capital actions included the potential to repurchase outstanding common stock of up to $8.70 billion, and the potential to issue and redeem other capital securities over the twelve-month period beginning July 2017, and the potential to increase our common stock dividend by up to $0.05 per share in the second quarter of 2018.

The amount and timing of our capital actions will be based on, among other things, our current and projected capital position, and capital deployment opportunities. We published a summary of our annual DFAST results in June 2017. See “Available Information” below.

In October 2017, we submitted our semi-annual DFAST results to the Federal Reserve Board and published a summary of the results of our internally developed severely adverse scenario. See “Available Information” below.

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

Contingency Capital Plan. As part of our comprehensive capital management policy, we maintain a contingency capital plan. Our contingency capital plan provides a framework for analyzing and responding to a perceived or actual capital deficiency, including, but not limited to, identification of drivers of a capital deficiency, as well as mitigants and potential actions. It outlines the appropriate communication procedures to follow during a crisis period, including internal dissemination of information, as well as timely communication with external stakeholders.

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of September 2017, approximately 60% of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of September 2017, the remaining share authorization under our existing repurchase program was 54.2 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the condensed consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

Goldman Sachs September 2017 Form 10-Q	114

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

The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Risk Management — Liquidity Risk Management — Credit Ratings” for further information about credit ratings of Group Inc., GS Bank USA, GSIB, GS&Co. and GSI.

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

The lower of each ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of both September 2017 and December 2016.

See Note 20 to the condensed consolidated financial statements for further information about our capital ratios as of both September 2017 and December 2016, and for further information about the Revised Capital Framework.

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios as of September 2017.

September 2017 Minimum Ratio
CET1 ratio	7.000%

Tier 1 capital ratio	8.500%

Total capital ratio	10.500%

Tier 1 leverage ratio	4.000%

In the table above:

•

The minimum capital ratios as of September 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the Global Systemically Important Bank (G-SIB) buffer of 2.5% (based on 2015 financial data) and (iii) the countercyclical capital buffer of zero percent.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

The minimum capital ratios applicable to us as of January 2019 will reflect the fully phased-in capital conservation buffer, the countercyclical capital buffer, if any, determined by the Federal Reserve Board and the fully phased-in G-SIB buffer. The G-SIB buffer applicable to us as of January 2019 is 2.5%. Based on financial data for the nine months ended September 2017, our current estimate is that we are slightly above the threshold for the 3.0% G-SIB buffer. The earliest this estimate could be effective is January 2020. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

Our minimum required supplementary leverage ratio will be 5.0% on January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

See Note 20 to the condensed consolidated financial statements for information about our capital buffers.

115	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of
$ in millions	September 2017	December 2016
Common shareholders’ equity	$ 75,089	$ 75,690

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(2,976)	(3,015)

Deduction for investments in nonconsolidated financial institutions	–	(765)

Other adjustments	(450)	(799)
Total Common Equity Tier 1	71,663	71,111
Preferred stock	11,203	11,203

Deduction for investments in covered funds	(536)	(445)

Other adjustments	(59)	(61)
Tier 1 capital	$ 82,271	$ 81,808
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,271	$ 81,808

Qualifying subordinated debt	13,567	14,566

Allowance for losses on loans and lending commitments	980	722

Other adjustments	(1)	(6)
Standardized Tier 2 capital	14,546	15,282
Standardized Total capital	$ 96,817	$ 97,090
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,271	$ 81,808

Standardized Tier 2 capital	14,546	15,282

Allowance for losses on loans and lending commitments	(980)	(722)
Basel III Advanced Tier 2 capital	13,566	14,560
Basel III Advanced Total capital	$ 95,837	$ 96,368
Risk-Weighted Assets
Credit RWAs	$472,653	$422,544

Market RWAs	80,026	85,263
Standardized RWAs	$552,679	$507,807
Credit RWAs	$417,282	$361,223

Market RWAs	79,689	84,475

Operational RWAs	115,713	115,088
Basel III Advanced RWAs	$612,684	$560,786
CET1 ratio
Standardized	13.0%	14.0%

Basel III Advanced	11.7%	12.7%
Tier 1 capital ratio
Standardized	14.9%	16.1%

Basel III Advanced	13.4%	14.6%
Total capital ratio
Standardized	17.5%	19.1%

Basel III Advanced	15.6%	17.2%

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

In the table above:

•

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, included goodwill of $3.67 billion as of both September 2017 and December 2016, and identifiable intangible assets of $393 million and $429 million as of September 2017 and December 2016, respectively, net of associated deferred tax liabilities of $1.08 billion as of both September 2017 and December 2016.

•

Deduction for investments in nonconsolidated financial institutions represents the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2016 to September 2017 primarily reflects reductions in our fund investments.

•

Deduction for investments in covered funds represents our aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. This deduction was not subject to a transition period. See “Regulatory Matters and Developments” below for further information about the Volcker Rule.

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

See Note 20 to the condensed consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of both September 2017 and December 2016.

Goldman Sachs September 2017 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Supplementary Leverage Ratio

The Revised Capital Framework includes a supplementary leverage ratio requirement for Advanced approach banking organizations. Under amendments to the Revised Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, which consists of total daily average assets for the quarter and certain off-balance-sheet exposures, less certain balance sheet deductions. The Revised Capital Framework requires a minimum supplementary leverage ratio of 5.0% (consisting of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. bank holding companies deemed to be G-SIBs, effective on January 1, 2018.

The table below presents our supplementary leverage ratio, calculated on a fully phased-in basis.

	For the Three Months Ended or as of
$ in millions	September 2017	December 2016
Tier 1 capital	$ 82,271	$ 81,808
Total average assets	$ 927,036	$ 883,515

Deductions from Tier 1 capital	(4,163)	(4,897)
Total adjusted average assets	922,873	878,618

Off-balance-sheet exposures	421,540	391,555
Total supplementary leverage exposure	$1,344,413	$1,270,173
Supplementary leverage ratio	6.1%	6.4%

In the table above, the off-balance-sheet exposures consists of derivatives, securities financing transactions, commitments and guarantees.

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

The table below presents GS Bank USA’s supplementary leverage ratio, calculated on a fully phased-in basis.

	For the Three Months Ended or as of
$ in millions	September 2017	December 2016
Tier 1 capital	$ 25,011	$ 24,479
Total average assets	$156,722	$169,721

Deductions from Tier 1 capital	(13)	(20)
Total adjusted average assets	156,709	169,701

Off-balance-sheet exposures	182,141	163,464
Total supplementary leverage exposure	$338,850	$333,165
Supplementary leverage ratio	7.4%	7.3%

In the table above, the off-balance-sheet exposures consists of derivatives, securities financing transactions, commitments and guarantees.

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

117	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents GSI’s minimum required ratios.

	September 2017 Minimum Ratio	December 2016 Minimum Ratio
CET1 ratio	7.160%	6.549%

Tier 1 capital ratio	9.137%	8.530%

Total capital ratio	11.763%	11.163%

The minimum ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of September 2017, GSI had a CET1 ratio of 10.6%, a Tier 1 capital ratio of 13.1% and a Total capital ratio of 15.4%. Each of these ratios included approximately 48 basis points attributable to profit for the nine months ended September 2017, which will be finalized upon the issuance of GSI’s 2017 annual audited financial statements. As of December 2016, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.2%.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required minimum ratio is expected to become effective for GSI no earlier than January 1, 2018. As of September 2017 and December 2016, GSI had a leverage ratio of 3.9% and 3.8%, respectively. The ratio as of September 2017 included approximately 14 basis points attributable to profit for the nine months ended September 2017, which will be finalized upon the issuance of GSI’s 2017 annual audited financial statements. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

Other Subsidiaries. The capital requirements of several of our subsidiaries may increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the condensed consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2017 and December 2016, Group Inc.’s equity investment in subsidiaries was $96.88 billion and $92.77 billion, respectively, compared with its total shareholders’ equity of $86.29 billion and $86.89 billion, respectively.

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

See “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the condensed consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios.

Goldman Sachs September 2017 Form 10-Q	118

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

Our investments in applicable covered funds are required to be deducted from Tier 1 capital, excluding investments that are subject to the extended conformance period. See “Equity Capital Management and Regulatory Capital — Fully Phased-in Capital Ratios” for further information about our Tier 1 capital and the deduction for investments in covered funds.

As of September 2017, our investments in funds measured at net asset value (NAV) were $5.44 billion. See Note 6 to the condensed consolidated financial statements for further information about our investments in funds at NAV and the extended conformance period under the Volcker Rule for legacy “illiquid covered funds” (as defined by the Volcker Rule).

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

In April 2016, the Federal Reserve Board and the FDIC provided feedback on the 2015 resolution plans of eight systemically important domestic banking institutions and provided guidance related to the 2017 resolution plan submissions. While our 2015 resolution plan was not jointly found to be deficient (i.e., non-credible or to not facilitate an orderly resolution under the U.S. Bankruptcy Code), the FDIC identified deficiencies and both the FDIC and Federal Reserve Board also identified certain shortcomings. In response to the feedback received, in September 2016, we submitted a status report on our actions to address these shortcomings and, in June 2017, we submitted our 2017 resolution plan. In September 2017, the Federal Reserve Board and the FDIC extended the next resolution plan filing deadline by one year to July 1, 2019. See “Available Information” below.

Our preferred resolution strategy is a variation on a single point of entry strategy under which, in resolution, Group Inc. would enter bankruptcy proceedings but our major subsidiaries would be recapitalized and receive additional liquidity, as necessary, and wind-down (or in the case of asset management entities, be sold) outside of resolution proceedings in an orderly manner.

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

119	Goldman Sachs September 2017 Form 10-Q

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

The triggers and alerts framework is designed to ensure that the Board of Directors of Group Inc. (Board) would consider commencing bankruptcy proceedings for Group Inc. before our financial resources become so depleted that the major subsidiaries are no longer in a position to execute our preferred resolution strategy. It also is designed to ensure that, in the event that Group Inc. files for bankruptcy, sufficient amounts of loss-absorbing capacity and liquidity would be available to those subsidiaries so they could execute our preferred resolution strategy.

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

Other Regulatory Developments

In September 2016, the final margin rules issued by the U.S. federal bank regulatory agencies and the CFTC for uncleared swaps became effective. These rules became effective for variation margin requirements in March 2017 and will phase in through September 2020 for initial margin requirements depending on the level of swaps, security-based swaps and/or exempt foreign exchange derivative transaction activity of the swap dealer and the relevant counterparty. The final rules of the U.S. federal bank regulatory agencies generally apply to inter-affiliate transactions, with limited relief available from initial margin requirements for affiliates.

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

See “Business — Regulation” in Part I, Item 1 of the 2016 Form 10-K for further information about regulations that may impact us in the future.

Goldman Sachs September 2017 Form 10-Q	120

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 12 to the condensed consolidated financial statements.

Leases, letters of credit, and lending and other commitments	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Guarantees	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.

Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

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

121	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our contractual obligations, commitments and guarantees by type.

As of
$ in millions	September 2017	December 2016
Amounts related to on-balance-sheet obligations
Time deposits	$ 29,503	$ 27,394

Secured long-term financings	$ 11,855	$ 8,405

Unsecured long-term borrowings	$ 211,852	$189,086

Contractual interest payments	$ 53,426	$ 54,552

Subordinated liabilities of consolidated VIEs	$ 20	$ 584

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	$ 119,832	$112,056

Contingent and forward starting collateralized agreements	$ 53,180	$ 25,348

Forward starting collateralized financings	$ 14,790	$ 8,939

Letters of credit	$ 404	$ 373

Investment commitments	$ 8,467	$ 8,444

Other commitments	$ 7,761	$ 6,014

Minimum rental payments	$ 1,864	$ 1,941

Derivative guarantees	$1,990,192	$816,774

Securities lending indemnifications	$ 40,731	$ 33,403

Other financial guarantees	$ 3,700	$ 3,662

The table below presents our contractual obligations, commitments and guarantees by period of expiration.

As of September 2017
$ in millions	Remainder of 2017	2018 - 2019	2020 - 2021	2022 - Thereafter
Amounts related to on-balance-sheet obligations
Time deposits	$ –	$ 11,182	$ 8,398	$ 9,923

Secured long-term financings	$ –	$ 6,342	$ 1,887	$ 3,626

Unsecured long-term borrowings	$ –	$ 35,700	$ 44,326	$131,826

Contractual interest payments	$ 1,499	$ 12,325	$ 9,578	$ 30,024

Subordinated liabilities of consolidated VIEs	$ –	$ –	$ –	$ 20

Amounts related to off-balance-sheet arrangements
Commitments to extend credit	$ 2,841	$ 32,791	$ 49,166	$ 35,034

Contingent and forward starting collateralized agreements	$ 53,177	$ 3	$ –	$ –

Forward starting collateralized financings	$ 14,790	$ –	$ –	$ –

Letters of credit	$ 15	$ 349	$ –	$ 40

Investment commitments	$ 4,973	$ 967	$ 258	$ 2,269

Other commitments	$ 7,321	$ 381	$ 16	$ 43

Minimum rental payments	$ 84	$ 566	$ 409	$ 805

Derivative guarantees	$538,975	$1,235,298	$105,564	$110,355

Securities lending indemnifications	$ 40,731	$ –	$ –	$ –

Other financial guarantees	$ 229	$ 934	$ 1,958	$ 579

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

•

As of September 2017, unsecured long-term borrowings included $6.23 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting.

•

As of September 2017, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of September 2017, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.38 billion.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2017, and includes stated coupons, if any, on structured notes.

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

Goldman Sachs September 2017 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of September 2017, our unsecured long-term borrowings were $211.85 billion, with maturities extending to 2057, and consisted principally of senior borrowings. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

As of September 2017, our future minimum rental payments, net of minimum sublease rentals under noncancelable leases, were $1.86 billion. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the condensed consolidated financial statements for further information about our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2017, total occupancy expenses for space held in excess of our current requirements and exit costs related to our office space were not material. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Risk Management

Risks are inherent in our business and include liquidity, market, credit, operational, model, legal, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” below and “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

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

123	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We maintain strong communication about risk and we have a culture of collaboration in decision-making among the revenue-producing units, independent control and support functions, committees and senior management. While we believe that the first line of defense in managing risk rests with the managers in our revenue-producing units, we dedicate extensive resources to independent control and support functions in order to ensure a strong oversight structure and an appropriate segregation of duties. We regularly reinforce our strong culture of escalation and accountability across all functions.

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

We reinforce a culture of effective risk management in our training and development programs, as well as the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with our highest standards.

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our revenue-producing units and our independent control and support functions. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and legal entities. All of our committees have responsibility for considering the impact of transactions and activities which they oversee on our reputation.

Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members.

Goldman Sachs September 2017 Form 10-Q	124

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

Management Committee. The Management Committee oversees our global activities, including all of our independent control and support functions. It provides this oversight directly and through authority delegated to committees it has established. This committee consists of our most senior leaders, and is chaired by our chief executive officer. Most members of the Management Committee are also members of other committees. The following are the committees that are principally involved in firmwide risk management.

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by one of our presidents and co-chief operating officers, who is appointed as chair by the chief executive officer, and reports to the Management Committee. This committee also has responsibility for overseeing recommendations of the Business Standards Committee. This committee periodically updates and receives guidance from the Public Responsibilities Committee of the Board. This committee has also established certain committees that report to it, including divisional Client and Business Standards Committees and risk-related committees. The following are the risk-related committees that report to the Firmwide Client and Business Standards Committee:

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as requiring mandatory escalation to the Firmwide Reputational Risk Committee or that otherwise have potential heightened reputational risk. This committee is chaired by one of our presidents and co-chief operating officers, who is appointed as chair by the chief executive officer, and the vice-chairs are the head of Compliance and the head of the Conflicts Resolution Group, who are appointed as vice-chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of Compliance, and the chief strategy officer of the Securities Division and co-head of Fixed Income, Currency and Commodities Sales, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

125	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. The Firmwide Risk Committee approves our financial risk limits framework, metrics and methodologies, and reviews results of stress tests and scenario analyses. This committee is co-chaired by our chief financial officer and our chief risk officer, who are appointed as co-chairs by the chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Americas Credit Risk Management, and the head of the Europe, Middle East and Africa (EMEA) Financing Group. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for establishing a comprehensive risk framework for the ongoing monitoring of our aggregate financial and nonfinancial risks. This committee is co-chaired by one of our presidents and co-chief operating officers and our chief risk officer, who are appointed as co-chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

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

Goldman Sachs September 2017 Form 10-Q	126

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

•

Firmwide Conduct and Operational Risk Committee. The Firmwide Conduct and Operational Risk Committee is globally responsible for the ongoing approval and monitoring of the frameworks, policies, parameters and limits, which govern our conduct and operational risks. This committee is co-chaired by a managing director in Global Compliance and the head of Operational Risk Management, who are appointed as co-chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

127	Goldman Sachs September 2017 Form 10-Q

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

•

During a liquidity crisis, credit-sensitive funding, including unsecured debt, certain deposits and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change and certain deposits may be withdrawn; and

•

As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets and our funding costs.

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

Goldman Sachs September 2017 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. We assess our funding requirements and our ability to liquidate assets in a stressed environment while appropriately managing risk. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for further details on our balance sheet management process and “— Funding Sources — Secured Funding” for further details on asset classes that may be harder to fund on a secured basis; and

•

Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

Our goal is to ensure that we maintain sufficient liquidity to fund our assets and meet our contractual and contingent obligations in normal times, as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Finance Committee on a quarterly basis. In addition, senior managers in our independent control and support functions regularly analyze, and the Firmwide Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCLA in order to avoid reliance on asset sales (other than our GCLA). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2017, Group Inc. had $31.57 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $36.89 billion invested in GSI, a regulated U.K. broker-dealer; $2.60 billion invested in GSJCL, a regulated Japanese broker-dealer; $27.21 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.85 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $115.59 billion of unsubordinated loans (including secured loans of $42.67 billion), and $13.48 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of September 2017. In addition, as of September 2017, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan. We maintain a contingency funding plan to provide a framework for analyzing and responding to a liquidity crisis situation or periods of market stress. Our contingency funding plan outlines a list of potential risk factors, key reports and metrics that are reviewed on an ongoing basis to assist in assessing the severity of, and managing through, a liquidity crisis and/or market dislocation. The contingency funding plan also describes in detail our potential responses if our assessments indicate that we have entered a liquidity crisis, which include pre-funding for what we estimate will be our potential cash and collateral needs, as well as utilizing secondary sources of liquidity. Mitigants and action items to address specific risks which may arise are also described and assigned to individuals responsible for execution.

129	Goldman Sachs September 2017 Form 10-Q

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

Liquidity Stress Tests

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, our resolution liquidity models and other applicable regulatory requirements and a qualitative assessment of our condition, as well as the financial markets. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model, the long-term stress testing models and the resolution liquidity models are reported to senior management on a regular basis.

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

Goldman Sachs September 2017 Form 10-Q	130

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

Resolution Liquidity Models. In connection with our resolution planning efforts, we have established an RLAP framework, which estimates liquidity needs of our major subsidiaries in a stressed environment. The liquidity needs of such subsidiaries are measured using our Modeled Liquidity Outflow assumptions and include certain additional inter-affiliate exposures. We have also established a Resolution Liquidity Execution Need framework, which measures the liquidity needs of our major subsidiaries to stabilize and wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy. See “Regulatory Matters and Developments — Resolution and Recovery Plans” for further information.

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

131	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our liquidity risk limits are monitored by Treasury and Liquidity Risk Management. Treasury is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded.

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2017 and December 2016 was appropriate. As of September 2017 and December 2016, the fair value of the securities and certain overnight cash deposits included in our GCLA totaled $220.38 billion and $226.07 billion, respectively. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities. The fair value of our GCLA averaged $221.17 billion and $213.86 billion for the three months ended September 2017 and June 2017, respectively.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Three Months Ended
$ in millions	September 2017	June 2017
U.S. dollar-denominated	$146,573	$154,005

Non-U.S. dollar-denominated	74,597	59,856
Total	$221,170	$213,861

The table below presents the average fair value of our GCLA by asset class.

	Average for the Three Months Ended
$ in millions	September 2017	June 2017
Overnight cash deposits	$ 98,739	$ 90,528

U.S. government obligations	73,251	72,655

U.S. agency obligations	11,815	12,889

Non-U.S. government obligations	37,365	37,789
Total	$221,170	$213,861

In the tables above:

•

The U.S. dollar-denominated GCLA consists of (i) unencumbered U.S. government and agency obligations (including highly liquid U.S. agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits.

•

The non-U.S. dollar-denominated GCLA consists of non-U.S. government obligations (only unencumbered German, French, Japanese and U.K. government obligations) and certain overnight cash deposits in highly liquid currencies.

The table below presents the average GCLA of Group Inc. and Funding IHC, and Group Inc.’s major broker-dealer and bank subsidiaries.

	Average for the Three Months Ended
$ in millions	September 2017	June 2017
Group Inc. and Funding IHC	$ 35,123	$ 34,888

Major broker-dealer subsidiaries	106,430	95,800

Major bank subsidiaries	79,617	83,173
Total	$221,170	$213,861

We maintain our GCLA to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and its subsidiaries. Our Modeled Liquidity Outflow and Intraday Liquidity Model incorporate a consolidated requirement for Group Inc., as well as a standalone requirement for each of our major broker-dealer and bank subsidiaries. During the second quarter of 2017, in connection with our resolution plan, Group Inc. transferred substantially all of its GCLA to Funding IHC. Funding IHC is required to provide the necessary liquidity to Group Inc. during the ordinary course of business, and is also obligated to provide capital and liquidity support to major subsidiaries in the event of our material financial distress or failure. Liquidity held directly in each of our major broker-dealer and bank subsidiaries is intended for use only by that subsidiary to meet its liquidity requirements and is assumed not to be available to Group Inc. or Funding IHC unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In addition, the Modeled Liquidity Outflow and Intraday Liquidity Model also incorporate a broader assessment of standalone liquidity requirements for other subsidiaries and we hold a portion of our GCLA directly at Group Inc. or Funding IHC to support such requirements.

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $159.65 billion and $153.66 billion for the three months ended September 2017 and June 2017, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

Goldman Sachs September 2017 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

As a bank holding company, we are subject to the U.S. federal bank regulatory agencies’ Liquidity Coverage Ratio (LCR) rule. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100% and for the three months ended September 2017, our average LCR exceeded the minimum requirement.

The table below presents information about our average LCR.

$ in millions	Average for the Three Months Ended September 2017
Total HQLA	$218,419

Eligible HQLA	$165,542

Net cash outflows	$129,459
LCR	128%

We expect that fluctuations in client activity, business mix and the overall market environment will impact our average LCR in the future.

In addition, the U.S. federal bank regulatory agencies have issued a proposed rule that calls for a net stable funding ratio (NSFR) for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed rule includes quarterly disclosure of the ratio, as well as a description of the banking organization’s stable funding sources. The U.S. federal bank regulatory agencies have not released the final rule. We expect that we will be compliant with the NSFR requirement by the effective date of the final rule.

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to minimum liquidity standards under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2017, GS Bank USA’s LCR exceeded the minimum requirement. The U.S. federal bank regulatory agencies’ proposed rule on the NSFR described above would also apply to GS Bank USA.

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

As of September 2017
	DBRS		Fitch	Moody’s	R&I	S&P
Short-term Debt	R-1 (middle	)	F1	P-2	a-1	A-2

Long-term Debt	A (high	)	A	A3	A	BBB+

Subordinated Debt	A		A-	Baa2	A-	BBB-

Trust Preferred	A		BBB-	Baa3	N/A	BB

Preferred Stock	BBB (high	)	BB+	Ba1	N/A	BB

Ratings Outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for Trust Preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for Preferred Stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

133	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of September 2017
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

	As of
$ in millions	September 2017	December 2016
Additional collateral or termination payments:
One-notch downgrade	$ 272	$ 677

Two-notch downgrade	$1,374	$2,216

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

Nine Months Ended September 2017. Our cash and cash equivalents decreased by $5.10 billion to $116.61 billion at the end of the third quarter of 2017. We used $11.12 billion in net cash for operating activities, primarily related to an increase in financial instruments owned, partially offset by a decrease in collateralized transactions. We used $18.09 billion in net cash for investing activities, primarily to fund loans receivable. We generated $24.10 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings.

Nine Months Ended September 2016. Our cash and cash equivalents increased by $24.56 billion to $118.00 billion at the end of the third quarter of 2016. We generated $11.30 billion in net cash from investing activities, primarily from net cash acquired in business acquisitions. We generated $13.26 billion in net cash from financing activities and operating activities, primarily from increases in deposits and from net issuances of unsecured long-term borrowings, partially offset by common stock repurchased.

Goldman Sachs September 2017 Form 10-Q	134

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

135	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions.

Our VaR measure does not include:

•	Positions that are best measured and monitored using sensitivity measures; and

•	The impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads on financial liabilities for which the fair value option was elected.

We perform daily backtesting of our VaR model (i.e., comparing daily net revenues for positions included in VaR to the VaR measure calculated as of the prior business day) at the firmwide level and for each of our businesses and major regulated subsidiaries.

Stress Testing. Stress testing is a method of determining the effect of various hypothetical stress scenarios. We use stress testing to examine risks of specific portfolios, as well as the potential impact of our significant risk exposures. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including sensitivity analysis, scenario analysis and firmwide stress tests. The results of our various stress tests are analyzed together for risk management purposes.

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

Scenario analysis is used to quantify the impact of a specified event, including how the event impacts multiple risk factors simultaneously. For example, for sovereign stress testing we calculate potential direct exposure associated with our sovereign inventory, as well as the corresponding debt, equity and currency exposures associated with our non-sovereign inventory that may be impacted by the sovereign distress. When conducting scenario analysis, we typically consider a number of possible outcomes for each scenario, ranging from moderate to severely adverse market impacts. In addition, these stress tests are constructed using both historical events and forward-looking hypothetical scenarios.

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

Goldman Sachs September 2017 Form 10-Q	136

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

The table below presents average daily VaR by risk category.

	Three Months Ended			Nine Months Ended September
$ in millions	September 2017	June 2017	September 2016	2017	2016
Interest rates	$ 38	$ 40	$ 42	$ 40	$ 47

Equity prices	21	23	23	23	25

Currency rates	12	10	18	14	21

Commodity prices	9	17	17	15	18

Diversification effect	(33)	(39)	(43)	(38)	(48)
Total	$ 47	$ 51	$ 57	$ 54	$ 63

Our average daily VaR decreased to $47 million for the third quarter of 2017 from $51 million for the second quarter of 2017, primarily due to reductions in the commodity prices, interest rates and equity prices categories, partially offset by a decrease in the diversification effect. The overall decrease was due to lower levels of volatility.

Our average daily VaR decreased to $47 million for the third quarter of 2017 from $57 million for the third quarter of 2016, due to reductions across all risk categories, partially offset by a decrease in the diversification effect. The overall decrease was due to lower levels of volatility.

Our average daily VaR decreased to $54 million for the nine months ended September 2017 from $63 million for the nine months ended September 2016, due to reductions across all risk categories, partially offset by a decrease in the diversification effect. The overall decrease was due to lower levels of volatility.

137	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents period-end VaR by risk category.

	As of
$ in millions	September 2017	June 2017	September 2016
Interest rates	$ 35	$ 39	$ 38

Equity prices	24	23	23

Currency rates	7	11	16

Commodity prices	8	11	17

Diversification effect	(29)	(33)	(38)
Total	$ 45	$ 51	$ 56

Our daily VaR decreased to $45 million as of September 2017 from $51 million as of June 2017, primarily due to reductions in the interest rates, currency rates and commodity prices categories, partially offset by a decrease in the diversification effect. The overall decrease was due to lower levels of volatility.

Our daily VaR decreased to $45 million as of September 2017 from $56 million as of September 2016, primarily due to reductions in the currency rates, commodity prices and interest rates categories, partially offset by a decrease in the diversification effect. The overall decrease was due to lower levels of volatility.

During the third quarter of 2017, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

Three Months Ended September 2017
$ in millions	High	Low
Interest rates	$ 53	$ 29

Equity prices	$ 25	$ 17

Currency rates	$ 18	$ 7

Commodity prices	$ 12	$ 7

The high and low total VaR was $57 million and $37 million, respectively, for the three months ended September 2017.

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily net revenues for positions included in VaR for the quarter ended September 2017.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR during the third quarter of 2017 (i.e., a VaR exception).

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

Goldman Sachs September 2017 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

10% Sensitivity Measures. The table below presents market risk for positions, accounted for at fair value, that are not included in VaR by asset category. The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

	As of
$ in millions	September 2017	June 2017	September 2016
Equity	$2,140	$2,199	$2,108

Debt	1,628	1,664	1,672
Total	$3,768	$3,863	$3,780

In the table above:

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both September 2017 and June 2017. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $32 million and $28 million as of September 2017 and June 2017, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. “Loans receivable” as of September 2017 and June 2017 were $61.49 billion and $53.95 billion, respectively, substantially all of which had floating interest rates. As of September 2017 and June 2017, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $486 million and $424 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of September 2017 and June 2017, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

In addition, we make investments in securities that are accounted for as available-for-sale and included in “Financial instruments owned” in the condensed consolidated statements of financial condition. See Note 6 to the condensed consolidated financial statements for further information.

We also make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets.” Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the condensed consolidated financial statements for further information about “Other assets.”

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

The table below presents certain categories in our condensed consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories in the condensed consolidated statements of financial condition are incorporated in more than one risk measure.

139	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Categories in the Condensed Consolidated Statements of Financial Condition	Market Risk Measures
Collateralized agreements Securities purchased under agreements to resell, at fair value	VaR

Securities borrowed, at fair value	VaR
Receivables Certain secured loans, at fair value	VaR

Loans receivable	Interest Rate Sensitivity
Financial instruments owned	VaR 10% Sensitivity Measures Credit Spread Sensitivity — Derivatives
Deposits, at fair value	Credit Spread Sensitivity — Financial Liabilities
Collateralized financings Securities sold under agreements to repurchase, at fair value	VaR

Securities loaned, at fair value	VaR

Other secured financings, at fair value	VaR
Financial instruments sold, but not yet purchased	VaR Credit Spread Sensitivity — Derivatives
Unsecured short-term borrowings and unsecured long-term borrowings, at fair value	VaR Credit Spread Sensitivity — Financial Liabilities

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

Credit Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk. The Firmwide Risk Committee and the Risk Governance Committee establish and review credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk Management.

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent control and support functions such as operations, legal and compliance.

Goldman Sachs September 2017 Form 10-Q	140

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

We use credit limits at various levels (e.g., counterparty, economic group, industry and country), as well as underwriting standards to control the size and nature of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk tolerance and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations.

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve credit risk limits at firmwide, business and product levels. Credit Risk Management (through delegated authority from the Risk Governance Committee) sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Risk Committee and the Risk Governance Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

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

141	Goldman Sachs September 2017 Form 10-Q

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

Credit Exposures

As of September 2017, our aggregate credit exposure increased as compared with December 2016. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2016, reflecting an increase in non-investment-grade loans and lending commitments. During the nine months ended September 2017, the number of counterparty defaults increased as compared with the same prior year period, and substantially all of such defaults occurred within loans and lending commitments. The total number of counterparty defaults remained low, representing less than 0.5% of all counterparties. Estimated losses associated with counterparty defaults were lower compared with the same prior year period and were not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks. Unrestricted cash was $99.19 billion and $107.06 billion as of September 2017 and December 2016, respectively, and excludes cash segregated for regulatory and other purposes of $17.42 billion and $14.65 billion as of September 2017 and December 2016, respectively.

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

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2017
Less than 1 year	$ 18,172	$ 4,491	$ 22,663

1 - 5 years	24,509	5,000	29,509

Greater than 5 years	62,004	4,442	66,446
Total	104,685	13,933	118,618

Netting	(65,596)	(6,980)	(72,576)
OTC derivative assets	$ 39,089	$ 6,953	$ 46,042
Net credit exposure	$ 24,331	$ 6,214	$ 30,545
As of December 2016
Less than 1 year	$ 24,840	$ 3,983	$ 28,823

1 - 5 years	30,801	3,676	34,477

Greater than 5 years	85,951	4,599	90,550
Total	141,592	12,258	153,850

Netting	(96,493)	(6,232)	(102,725)
OTC derivative assets	$ 45,099	$ 6,026	$ 51,125
Net credit exposure	$ 28,879	$ 4,922	$ 33,801

Goldman Sachs September 2017 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category.

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

The tables below present the distribution of our exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2017
Less than 1 year	$ 412	$ 3,577	$ 9,381	$ 4,802	$ 18,172

1 - 5 years	1,061	4,219	12,840	6,389	24,509

Greater than 5 years	3,025	18,249	21,856	18,874	62,004
Total	4,498	26,045	44,077	30,065	104,685

Netting	(2,309)	(12,064)	(32,121)	(19,102)	(65,596)
OTC derivative assets	$ 2,189	$ 13,981	$ 11,956	$ 10,963	$ 39,089
Net credit exposure	$ 1,964	$ 8,534	$ 6,844	$ 6,989	$ 24,331
As of December 2016
Less than 1 year	$ 332	$ 4,907	$ 12,595	$ 7,006	$ 24,840

1 - 5 years	862	6,898	12,814	10,227	30,801

Greater than 5 years	3,182	42,400	19,682	20,687	85,951
Total	4,376	54,205	45,091	37,920	141,592

Netting	(1,860)	(40,095)	(31,644)	(22,894)	(96,493)
OTC derivative assets	$ 2,516	$ 14,110	$ 13,447	$ 15,026	$ 45,099
Net credit exposure	$ 2,283	$ 8,366	$ 8,401	$ 9,829	$ 28,879

			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of September 2017
Less than 1 year			$ 4,235	$ 256	$ 4,491

1 - 5 years			4,975	25	5,000

Greater than 5 years			4,376	66	4,442
Total			13,586	347	13,933

Netting			(6,914)	(66)	(6,980)
OTC derivative assets			$ 6,672	$ 281	$ 6,953
Net credit exposure			$ 6,029	$ 185	$ 6,214
As of December 2016
Less than 1 year			$ 3,661	$ 322	$ 3,983

1 - 5 years			3,653	23	3,676

Greater than 5 years			4,437	162	4,599
Total			11,751	507	12,258

Netting			(6,207)	(25)	(6,232)
OTC derivative assets			$ 5,544	$ 482	$ 6,026
Net credit exposure			$ 4,569	$ 353	$ 4,922

Lending and Financing Activities. We manage our lending and financing activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

•

Lending Activities. Our lending activities include lending to investment-grade and non-investment-grade corporate borrowers. Loans and lending commitments associated with these activities are principally used for operating liquidity and general corporate purposes or in connection with contingent acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. Our lending activities also include extending loans to borrowers that are secured by commercial and other real estate. See the tables below for further information about our credit exposures associated with these lending activities. In addition, we extend loans and lending commitments to our private wealth management clients, as well as purchase performing and distressed loans. See “Other Credit Exposures” below for details about these exposures.

•

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and agency obligations and non-U.S. government and agency obligations. As of September 2017 and December 2016, we had approximately $27 billion and $29 billion, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both September 2017 and December 2016, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds, governments and municipalities and nonprofits, primarily located in the Americas and EMEA.

143	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations primarily consist of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties generally consist of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was approximately $33 billion and $31 billion as of September 2017 and December 2016, respectively, and primarily consisted of initial margin (both cash and securities) placed with investment-grade clearing organizations. The regional breakdown of our net credit exposure related to these activities was approximately 43% and 44% in the Americas, approximately 47% and 42% in EMEA, and approximately 10% and 14% in Asia as of September 2017 and December 2016, respectively.

In addition, we extend other loans and lending commitments to our private wealth management clients that are primarily secured by residential real estate, securities or other assets, as well as purchase performing and distressed loans backed by residential real estate and consumer loans. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value. We also extend unsecured loans to individuals through our online platform. The gross exposure related to the loans and lending commitments described above was approximately $34 billion and $28 billion as of September 2017 and December 2016, respectively. The regional breakdown of our net credit exposure related to these activities was approximately 85% and 90% in the Americas, approximately 12% and 8% in EMEA, and approximately 3% and 2% in Asia as of September 2017 and December 2016, respectively.

Credit Exposure by Industry, Region and Credit Quality

The tables below present our credit exposure related to cash, OTC derivatives, and loans and lending commitments (excluding credit exposures described above in “Securities Financing Transactions” and “Other Credit Exposures”) broken down by industry, region and credit quality.

	Cash as of
$ in millions	September 2017	December 2016
Credit Exposure by Industry
Funds	$ –	$ 138

Financial Institutions	14,749	11,836

Sovereign	84,439	95,092
Total	$99,188	$107,066
Credit Exposure by Region
Americas	$54,678	$ 80,381

EMEA	32,558	16,099

Asia	11,952	10,586
Total	$99,188	$107,066
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$64,537	$ 83,899

AA	16,966	8,784

A	16,410	13,344

BBB	1,147	971

BB or lower	128	68
Total	$99,188	$107,066

	OTC Derivatives as of
$ in millions	September 2017	December 2016
Credit Exposure by Industry
Funds	$12,194	$ 13,294

Financial Institutions	11,857	14,116

Consumer, Retail & Healthcare	1,245	773

Sovereign	7,843	7,019

Municipalities & Nonprofit	2,879	2,959

Natural Resources & Utilities	2,915	3,707

Real Estate	272	85

Technology, Media & Telecommunications	2,067	4,188

Diversified Industrials	2,404	2,529

Other (including Special Purpose Vehicles)	2,366	2,455
Total	$46,042	$ 51,125
Credit Exposure by Region
Americas	$14,693	$ 19,629

EMEA	26,937	26,536

Asia	4,412	4,960
Total	$46,042	$ 51,125
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 2,189	$ 2,516

AA	13,981	14,110

A	11,956	13,447

BBB	10,963	15,026

BB or lower	6,672	5,544

Unrated	281	482
Total	$46,042	$ 51,125

Goldman Sachs September 2017 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

	Loans and Lending Commitments as of
$ in millions	September 2017	December 2016
Credit Exposure by Industry
Funds	$ 5,249	$ 3,854

Financial Institutions	12,475	13,630

Consumer, Retail & Healthcare	31,335	30,007

Sovereign	507	902

Municipalities & Nonprofit	771	709

Natural Resources & Utilities	26,273	25,694

Real Estate	19,221	13,034

Technology, Media & Telecommunications	32,599	33,232

Diversified Industrials	24,267	20,847

Other (including Special Purpose Vehicles)	16,964	12,301
Total	$169,661	$154,210
Credit Exposure by Region
Americas	$123,842	$115,145

EMEA	40,385	35,044

Asia	5,434	4,021
Total	$169,661	$154,210
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,456	$ 3,135

AA	8,704	8,375

A	30,719	29,227

BBB	43,621	43,151

BB or lower	82,907	69,745

Unrated	254	577
Total	$169,661	$154,210

Selected Exposures

We have credit and market exposures, as described below, that have had heightened focus due to recent events and broad market concerns. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. Market exposure represents the potential for loss in value of our long and short inventory due to changes in market prices.

Current levels of oil prices continue to raise concerns about Venezuela and its sovereign debt. The political situation in Iraq has led to ongoing concerns about its economic stability. The debt crisis in Mozambique has resulted in credit rating downgrades. Our total credit and market exposure to each of Iraq, Venezuela, and Mozambique as of September 2017 was not material.

In addition, hurricane damage has contributed to increased pressure on Puerto Rico’s economy. As of September 2017, our total credit and market exposure to Puerto Rico was not material.

We have a comprehensive framework to monitor, measure and assess our country exposures and to determine our risk appetite. We determine the country of risk by the location of the counterparty, issuer or underlier’s assets, where they generate revenue, the country in which they are headquartered, the jurisdiction where a claim against them could be enforced, and/or the government whose policies affect their ability to repay their obligations. We monitor our credit exposure to a specific country both at the individual counterparty level, as well as at the aggregate country level.

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

145	Goldman Sachs September 2017 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operational Risk Management

Overview

Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes, people, systems or from external events. Our exposure to operational risk arises from routine processing errors, as well as extraordinary incidents, such as major systems failures or legal and regulatory matters.

Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Conduct and Operational Risk Committee is globally responsible for the ongoing approval and monitoring of the frameworks, policies, parameters and limits, which govern our operational risks. Operational Risk Management is a risk management function independent of our revenue-producing units, reports to our chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.

Operational Risk Management Process

Managing operational risk requires timely and accurate information, as well as a strong control culture. We seek to manage our operational risk through:

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

Our operational risk management framework consists of the following practices:

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

Goldman Sachs September 2017 Form 10-Q	146

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

We also provide periodic operational risk reports to senior management, risk committees and the Board. In addition, we have established thresholds to monitor the impact of an operational risk event, including single loss events and cumulative losses over a twelve-month period, as well as escalation protocols. We also provide periodic operational risk reports, which include incidents that breach escalation thresholds, to senior management, risk committees and the Risk Committee of the Board.

Model Review and Validation

The statistical models utilized by Operational Risk Management are subject to independent review and validation by Model Risk Management. See “Model Risk Management” for further information about the review and validation of these models.

Model Risk Management

Overview

Model risk is the potential for adverse consequences from decisions made based on model outputs that may be incorrect or used inappropriately. We rely on quantitative models across our business activities primarily to value certain financial assets and financial liabilities, to monitor and manage our risk, and to measure and monitor our regulatory capital.

Our model risk management framework is managed through a governance structure and risk management controls, which encompass standards designed to ensure we maintain a comprehensive model inventory, including risk assessment and classification, sound model development practices, independent review and model-specific usage controls. The Firmwide Model Risk Control Committee oversees our model risk management framework. Model Risk Management, which is independent of model developers, model owners and model users, reports to our chief risk officer, is responsible for identifying and reporting significant risks associated with models, and provides periodic updates to senior management, risk committees and the Risk Committee of the Board.

147	Goldman Sachs September 2017 Form 10-Q

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

Goldman Sachs September 2017 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts frameworks, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about the possible effects of potential tax reform legislation, and statements about our average LCR. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2016 Form 10-K.

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

149	Goldman Sachs September 2017 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of The Goldman Sachs Group, Inc. (Group Inc.) or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2017.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July 2017	2,488,333	$224.20	2,488,333	61,351,054

August 2017	4,570,682	$225.54	4,570,682	56,780,372

September 2017	2,578,170	$225.25	2,578,170	54,202,202
Total	9,637,185		9,637,185

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

Goldman Sachs September 2017 Form 10-Q	150

Item 6.    Exhibits

Exhibits

3.1

Certificate of Designations of The Goldman Sachs Group, Inc. relating to the 5.00% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series P (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 1, 2017).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2017 and September 30, 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and year ended December 31, 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Title:		Chief Financial Officer
Date:		November 2, 2017

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		November 2, 2017

151	Goldman Sachs September 2017 Form 10-Q