Form 10-K
period 2017-12-31
GOLDMAN SACHS GROUP INC
filed 2018-02-26
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street	10282
New York, N.Y. (Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	New York Stock Exchange
Depository Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	New York Stock Exchange
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $84.9 billion.

As of February 9, 2018, there were 379,887,039 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Goldman Sachs 2017 Form 10-K

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017. All references to 2017, 2016 and 2015 refer to our years ended, or the dates, as the context requires, December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Group Inc. is a bank holding company (BHC) and a financial holding company (FHC) regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2017, we had offices in over 30 countries and 48% of our total staff was based outside the Americas. Our clients are located worldwide and we are an active participant in financial markets around the world. In 2017, we generated 39% of our net revenues outside the Americas. For further information about our geographic results, see Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Business Segments and Segment Operating Results

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management.

The chart below presents our four business segments.

The table below presents our segment operating results.

	Year Ended December			% of 2017 Net Revenues
$ in millions	2017	2016	2015
Investment Banking
Net revenues	$ 7,371	$ 6,273	$ 7,027	23%
Operating expenses	3,526	3,437	3,713
Pre-tax earnings	$ 3,845	$ 2,836	$ 3,314
Institutional Client Services
Net revenues	$11,902	$14,467	$15,151	37%
Operating expenses	9,692	9,713	13,938
Pre-tax earnings	$ 2,210	$ 4,754	$ 1,213
Investing & Lending
Net revenues	$ 6,581	$ 4,080	$ 5,436	21%
Operating expenses	2,796	2,386	2,402
Pre-tax earnings	$ 3,785	$ 1,694	$ 3,034
Investment Management
Net revenues	$ 6,219	$ 5,788	$ 6,206	19%
Operating expenses	4,800	4,654	4,841
Pre-tax earnings	$ 1,419	$ 1,134	$ 1,365
Total net revenues	$32,073	$30,608	$33,820
Total operating expenses	20,941	20,304	25,042
Total pre-tax earnings	$11,132	$10,304	$ 8,778

Goldman Sachs 2017 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In the table above:

•

Financial information related to our business segments for 2017, 2016 and 2015 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” which are in Part II, Items 7 and 8, respectively, of this Form 10-K. See Note 25 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

•

Operating expenses included $3.37 billion recorded in Institutional Client Services in 2015 related to the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force. See Note 27 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

•	All operating expenses have been allocated to our segments except for charitable contributions of $127 million for 2017, $114 million for 2016 and $148 million for 2015.

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

2	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our clients are primarily institutions that are professional market participants, including investment entities whose ultimate clients include individual investors investing for their retirement, buying insurance or putting aside surplus cash in a deposit account.

Through our global sales force, we maintain relationships with our clients, receiving orders and distributing investment research, trading ideas, market information and analysis. Much of this connectivity between us and our clients is maintained on technology platforms and operates globally wherever and whenever markets are open for trading.

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2017, provided fundamental research on approximately 3,000 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

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

•	We provide financing to our clients for their securities trading activities, as well as securities lending and other prime brokerage services; and

•

In connection with our market-making activities, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory to actively manage our risk exposures that arise from these market-making activities. We carry our inventory at fair value with changes in valuation reflected in net revenues.

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

Goldman Sachs 2017 Form 10-K	3

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

Investing & Lending

Our investing and lending activities, which are typically longer-term, include our investing and relationship lending activities across various asset classes, primarily debt securities and loans, public and private equity securities, infrastructure and real estate. These activities include making investments, some of which are consolidated, through our merchant banking business and our special situations group. Some of these investments are made indirectly through funds that we manage. We also provide financing to corporate clients and individuals, including bank loans, personal loans and mortgages.

Equity Securities. We make corporate, real estate, infrastructure and other equity-related investments.

Debt Securities and Loans. We make corporate, real estate, infrastructure and other debt investments. In addition, we provide credit to clients through loan facilities and through secured loans, including secured loans to retail clients through our digital platform, Goldman Sachs Private Bank Select (GS Select). We also make unsecured loans to and accept deposits from retail clients through our digital platform, Marcus: by Goldman Sachs (Marcus).

Investment Management

Investment Management provides investment and wealth advisory services to help clients preserve and grow their financial assets. Our clients include institutions and high-net-worth individuals, as well as retail investors who primarily access our products through a network of third-party distributors around the world.

We manage client assets across a broad range of asset classes and investment strategies, including equity, fixed income and alternative investments. Alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities, and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers as well as strategies managed by third-party managers. We offer our investments in a variety of structures, including separately managed accounts, mutual funds, private partnerships, and other commingled vehicles.

4	Goldman Sachs 2017 Form 10-K

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

Management and Other Fees. The majority of revenues in management and other fees is comprised of asset-based fees on client assets. The fees that we charge vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Other fees we receive primarily include financial planning and counseling fees generated through our wealth advisory services provided by our subsidiary, The Ayco Company, L.P.

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

Business Continuity and Information Security

Business continuity and information security, including cyber security, are high priorities for Goldman Sachs. Their importance has been highlighted by numerous highly publicized events in recent years, including (i) cyber attacks against financial institutions, governmental agencies, large consumer-based companies and other organizations that resulted in the unauthorized disclosure of personal information of clients and customers and other sensitive or confidential information, the theft and destruction of corporate information and requests for ransom payments, and (ii) extreme weather events.

Our Business Continuity & Technology Resilience Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities or systems and to comply with regulatory requirements, including those of FINRA. Because we are a BHC, our Business Continuity & Technology Resilience Program is also subject to review by the FRB. The key elements of the program are crisis management, business continuity, technology resilience, business recovery, assurance and verification, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology designed to protect the information provided to us by our clients and our own information from cyber attacks and other misappropriation, corruption or loss. Safeguards are designed to maintain the confidentiality, integrity and availability of information.

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

Goldman Sachs 2017 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2017, we had 36,600 total staff.

Competition

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors are other entities that provide investment banking, securities and investment management services and retail lending and deposit-taking products, as well as those entities that make investments in securities, commodities, derivatives, real estate, loans and other financial assets. These entities include brokers and dealers, investment banking firms, commercial banks, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, merchant banks, consumer finance companies and financial technology and other internet-based companies. We compete with some entities globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, products and services, innovation, reputation and price.

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

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking and client execution businesses and could result in pricing pressure in other of our businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than for non-electronic trading. It appears that this trend toward low-commission trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that may rely more heavily on electronic trading and execution.

We also compete on the basis of the types of financial products that we and our competitors offer. In some circumstances, our competitors may offer financial products that we do not offer and our clients may prefer.

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

6	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Likewise, the obligations with respect to derivative transactions under Title VII of the Dodd-Frank Act depend, in part, on the location of the counterparties to the transaction. The impact of the Dodd-Frank Act and other regulatory developments on our competitive position will depend to a large extent on the manner in which the required rulemaking and regulatory guidance evolve, the extent of international convergence, and the development of market practice and structures under the new regulatory regimes as described further in “Regulation” below.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the FRB and other regulators inside and outside the U.S., including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the U.K. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Form 10-K for further information about the regulation of our compensation practices.

Regulation

As a participant in the global financial services industry, we are subject to extensive regulation and supervision worldwide. The Dodd-Frank Act, and the rules thereunder, significantly altered the U.S. financial regulatory regime within which we operate and the new Markets in Financial Instruments Regulation and Markets in Financial Instruments Directive (collectively, MiFID II) have significantly revised the regulatory regime for our European operations. The capital, liquidity and leverage ratios based on the Basel Committee’s final capital framework for strengthening international capital standards (Basel III), as implemented by the FRB, the PRA and FCA and other national regulators, have also had a significant impact on our businesses. The Basel Committee is the primary global standard setter for prudential bank regulation, and its member jurisdictions implement regulations based on its standards and guidelines.

The Basel Committee’s standards are not effective in any jurisdiction until rules implementing such standards have been implemented by the relevant regulators in such jurisdiction.

The implications of such regulations for our businesses continue to depend to a large extent on their implementation by the relevant regulators globally, as well as the development of market practices and structures under the regime established by such regulations.

Other reforms have been adopted or are being considered by regulators and policy makers worldwide, as described further throughout this section. Recent developments have added additional uncertainty to the implementation, scope and timing of regulatory reforms. Such developments also include potential deregulation in some areas. In February 2017, the President of the U.S. issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, the U.S. Department of the Treasury issued during 2017 the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries. In addition, in February 2018, the U.S. Department of the Treasury issued a report that recommends reforming the orderly liquidation authority (OLA) under the Dodd-Frank Act and amending the U.S. Bankruptcy Code to make a bankruptcy proceeding a more effective resolution method for large financial institutions.

Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB), our principal E.U. operating subsidiaries, are incorporated and headquartered in the U.K. and, as such, are subject to E.U. legal and regulatory requirements, based on directly binding regulations of the E.U. and the implementation of E.U. directives by the U.K. Both currently benefit from non-discriminatory access to E.U. clients and infrastructure based on E.U. treaties and E.U. legislation, including cross-border “passporting” arrangements and specific arrangements for the establishment of E.U. branches. As a result of the U.K.’s notification to the European Council of its decision to leave the E.U. (Brexit), there is considerable uncertainty as to the regulatory regime that will be applicable in the U.K. and the regulatory framework that will govern transactions and business undertaken by our U.K. subsidiaries in the remaining E.U. countries.

Goldman Sachs 2017 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Banking Supervision and Regulation

Group Inc. is a BHC under the U.S. Bank Holding Company Act of 1956 (BHC Act) and an FHC under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), and is subject to supervision and examination by the FRB, as our primary regulator. In August 2017, the FRB proposed a new rating system for large financial institutions, such as us, which is intended to align with the FRB’s existing supervisory program for large financial institutions and which would include component ratings for capital planning, liquidity risk management, and governance and controls. In August 2017 and January 2018, the FRB proposed related guidance for the governance and controls component. These proposals reflect the FRB’s focus on compliance with laws and regulations related to consumer protection in its evaluations of large financial institutions.

Certain of our subsidiaries are regulated by the banking and securities regulatory authorities of the countries in which they operate.

Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the FRB exercising a supervisory role. Such “functionally regulated” U.S. non-bank subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman Sachs & Co. LLC (GS&Co.), entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.

Our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the U.S. Consumer Financial Protection Bureau. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of bank loans; personal loans and mortgages; interest rate, credit, currency and other derivatives; leveraged finance; deposit-taking; and agency lending. Our retail-oriented activities are subject to extensive regulation and supervision by federal and state regulators with regard to consumer protection laws, including laws relating to fair lending and other practices in connection with marketing and providing retail financial products.

GSI, our regulated U.K. broker-dealer subsidiary, which is a designated investment firm, and GSIB, our regulated U.K. bank and principal non-U.S. bank subsidiary, are regulated by the PRA and the FCA. GSI provides broker-dealer services in and from the U.K., and GSIB acts as a primary dealer for European government bonds and is involved in market making in European government bonds, lending (including securities lending) and deposit-taking activities.

Capital, Leverage and Liquidity Requirements. The firm and GS Bank USA are subject to consolidated regulatory capital and leverage requirements set forth by the FRB. GSI and GSIB are subject to capital requirements prescribed in the E.U. Capital Requirements Regulation (CRR) and the E.U. Fourth Capital Requirements Directive (CRD IV).

Under the FRB’s capital adequacy requirements, the firm and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. The firm and GS Bank USA are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies, and GSI and GSIB are subject to similar requirements established by U.K. regulatory authorities.

Capital Ratios. We are subject to the FRB’s risk-based capital and leverage regulations, subject to certain transitional provisions (Capital Framework). The Capital Framework is largely based on Basel III and also implements certain provisions of the Dodd-Frank Act. Under the Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank (G-SIB).

The Capital Framework provides for an additional capital ratio requirement that phases in over time and consists of three components: (i) for capital conservation (capital conservation buffer), (ii) as a consequence of our designation as a G-SIB (G-SIB buffer) and (iii) for countercyclicality (countercyclical capital buffer). The additional capital ratio requirement must be satisfied entirely with capital that qualifies as Common Equity Tier 1 (CET1).

8	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The capital conservation buffer began to phase in on January 1, 2016 and will continue to do so in increments of 0.625% per year until it reaches 2.5% of risk-weighted assets (RWAs) on January 1, 2019. The G-SIB buffer also began to phase in on January 1, 2016 and will continue to do so through January 1, 2019.

The countercyclical capital buffer, of up to 2.5%, is designed to counteract systemic vulnerabilities and applies only to “Advanced approach” banking organizations. The countercyclical capital buffer is currently set at zero percent. Several other national supervisors have also started to require countercyclical capital buffers. The G-SIB and countercyclical capital buffers applicable to us could change in the future and, as a result, the minimum capital ratios to which we are subject could change.

GS Bank USA also computes its capital ratios in accordance with the Capital Framework as an “Advanced approach” banking organization.

The Basel Committee has published final guidelines for calculating incremental capital ratio requirements for banking institutions that are systemically significant from a domestic but not global perspective (D-SIBs). If these guidelines are implemented by national regulators, they will apply to, among others, certain subsidiaries of G-SIBs. These guidelines are in addition to the framework for G-SIBs, but are more principles-based. CRD IV and the CRR provide that institutions that are systemically important at the E.U. or member state level, known as other systemically important institutions (O-SIIs), may be subject to additional capital ratio requirements of up to 2% of CET1, according to their degree of systemic importance (O-SII buffers). O-SIIs are identified annually, along with their applicable buffers. The PRA has identified Goldman Sachs Group UK Limited (GSG UK), the parent company of GSI and GSIB, as an O-SII. GSG UK’s O-SII buffer is currently set at zero percent.

In January 2016, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations. In December 2017, the Basel Committee extended the implementation date for the revised market risk framework until January 1, 2022, noting that the extension would allow for a review of the calibration of the framework.

In December 2017, the Basel Committee also published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. These standards introduce an aggregate output floor comparing capital requirements under the Basel Committee’s standardized and internally modeled approaches, and they also revise the Basel Committee’s standardized and model-based approaches for credit risk, provide a new standardized approach for operational risk capital and revise the frameworks for credit valuation adjustment risk and the leverage ratio. The Basel Committee has proposed that national regulators implement these standards effective on January 1, 2022, with the output floor being phased in through January 1, 2027.

The U.S. federal bank regulatory agencies have not proposed rules implementing the December 2017 standards or the revisions to the Basel Committee’s market risk framework for U.S. banking organizations. In November 2016, the European Commission proposed amendments to the CRR to implement the revisions to the market risk framework for certain E.U. financial institutions, which would be effective two years after the amendments are incorporated into the CRR.

The Basel Committee has also:

•

Finalized a revised standard approach for calculating RWAs for counterparty credit risk on derivatives exposures (Standardized Approach for measuring Counterparty Credit Risk exposures, known as “SA-CCR”);

•	Published an updated framework for the regulatory capital treatment of securitization exposures (Securitization Framework);

•	Published guidelines for measuring and controlling large exposures (Supervisory Framework for measuring and controlling Large Exposures); and

•	Issued consultation papers on, among other matters, changes to the G-SIB assessment methodology.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about our, GS Bank USA’s and GSI’s capital ratios and minimum required ratios.

Goldman Sachs 2017 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As described in “Other Restrictions” below, in September 2016, the FRB issued a proposed rule that would, among other things, require FHCs to hold additional capital in connection with covered physical commodity activities.

Leverage Ratios. Under the Capital Framework, the firm and GS Bank USA are subject to Tier 1 leverage requirements established by the FRB. The Capital Framework also introduced a supplementary leverage ratio for “Advanced approach” banking organizations which became effective January 1, 2018 and implements the Basel III leverage ratio framework.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions, including GSI and GSIB, which would implement the Basel III leverage ratio framework.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about the firm’s and GS Bank USA’s Tier 1 leverage ratios and supplementary leverage ratios, and GSI’s leverage ratio.

Liquidity Ratios. The Basel Committee’s international framework for liquidity risk measurement, standards and monitoring requires banking organizations to measure their liquidity against two specific liquidity tests.

The Liquidity Coverage Ratio (LCR) issued by the U.S. federal bank regulatory agencies and applicable to both the firm and GS Bank USA is generally consistent with the Basel Committee’s framework and is designed to ensure that a banking organization maintains an adequate level of unencumbered high-quality liquid assets equal to or greater than the expected net cash outflows under an acute short-term liquidity stress scenario. We disclose, on a quarterly basis, our average daily LCR over the quarter. See “Available Information” below.

The LCR rule issued by the European Commission and applicable to GSI and GSIB became effective in the U.K. on October 1, 2015, and fully phased in on January 1, 2018.

The Basel Committee’s net stable funding ratio (NSFR) is designed to promote medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The NSFR framework requires banking organizations to maintain a minimum NSFR of 100%.

In May 2016, the U.S. federal bank regulatory agencies issued a proposed rule that would implement an NSFR for large U.S. banking organizations, including the firm and GS Bank USA. The proposal would require banking organizations to ensure they have stable funding over a one-year time horizon. In November 2016, the European Commission proposed amendments to the CRR to implement the NSFR for certain E.U. financial institutions, which would be effective two years after it is incorporated into the CRR. Neither the U.S. federal bank regulatory agencies nor the European Commission have released a final rule.

The enhanced prudential standards implemented by the FRB under the Dodd-Frank Act require BHCs, including Group Inc., with $50 billion or more in total consolidated assets (covered BHCs) to comply with enhanced liquidity and overall risk management standards, including a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity requirement under these rules has some similarities to the LCR, it is a separate requirement.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of this Form 10-K for information about the LCR and NSFR, as well as our risk management practices and liquidity.

Stress Tests. As a covered BHC, we are subject to the Dodd-Frank Act annual supervisory stress tests conducted by the FRB and semi-annual company-run stress tests.

We publish summaries of our annual and mid-cycle stress tests results on our website as described in “Available Information” below.

Our annual stress test submission is incorporated into the annual capital plans that we submit to the FRB as part of the Comprehensive Capital Analysis and Review (CCAR) of large BHCs, which is designed to ensure that capital planning processes will permit continued operations by such institutions during times of economic and financial stress. As part of CCAR, the FRB evaluates an institution’s plan to make capital distributions, such as repurchasing or redeeming stock or increasing dividend payments, across a range of macroeconomic and firm-specific assumptions based on the institution’s and the FRB’s stress tests. If the FRB objects to an institution’s capital plan, the institution is generally prohibited from making capital distributions other than distributions to which the FRB has not objected. In addition, an institution faces limitations on capital distributions to the extent that actual capital issuances are less than the amounts indicated in its capital plan.

10	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

GS Bank USA is also required to conduct stress tests on an annual basis, to submit the results to the FRB, and to publicly disclose a summary of those results. GSI and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the PRA’s Internal Capital Adequacy Assessment Process.

Dividends and Stock Repurchases. Dividend payments by Group Inc. to its shareholders and stock repurchases by Group Inc. are subject to the oversight of the FRB.

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

The applicable U.S. banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The BHC Act prohibits the FRB from requiring a payment by a BHC subsidiary to a depository institution if the functional regulator of that subsidiary objects to such payment. In such a case, the FRB could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Source of Strength. The Dodd-Frank Act requires BHCs to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. This support may be required by the FRB at times when we might otherwise determine not to provide it. Capital loans by a BHC to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, if a BHC commits to a U.S. federal banking agency that it will maintain the capital of its bank subsidiary, whether in response to the FRB’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee for the BHC and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the BHC.

Transactions between Affiliates. Transactions between GS Bank USA or its subsidiaries, on the one hand, and Group Inc. or its other subsidiaries and affiliates, on the other hand, are regulated by the FRB. These regulations generally limit the types and amounts of transactions (including credit extensions from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on market terms or better to GS Bank USA or its subsidiaries. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. The Dodd-Frank Act expanded the coverage and scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

Resolution and Recovery. Group Inc. is required by the FRB and the FDIC to submit a periodic plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). Our resolution plan must, among other things, demonstrate that GS Bank USA is adequately protected from risks arising from our other entities. If the regulators jointly determine that an institution has failed to remediate identified shortcomings in its resolution plan and that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the regulators may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations or may jointly order the institutions to divest assets or operations in order to facilitate orderly resolution in the event of failure. See “Risk Factors — The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders, and failure to address shortcomings in our resolution plan could subject us to increased regulatory requirements” in Part I, Item 1A of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters and Developments — Resolution and Recovery Plans” in Part II, Item 7 of this Form 10-K for further information about our resolution plan.

Goldman Sachs 2017 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

The FDIC has issued a rule requiring each insured depository institution with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities.

In September 2017, the FRB issued a final rule imposing restrictions on qualified financial contracts (QFCs) entered into by G-SIBs. The rule will begin to phase in on January 1, 2019 and will be fully effective on January 1, 2020. This rule is intended to facilitate the orderly resolution of a failed G-SIB by limiting the ability of the G-SIB to enter into a QFC unless (i) the counterparty waives certain termination rights in such contracts arising upon the entry of the G-SIB or one of its affiliates into resolution, (ii) the contracts do not prohibit transfers of credit enhancement that satisfy certain standards, and (iii) the counterparty agrees that the QFCs will be subject to the special resolution regimes set forth in the Dodd-Frank Act OLA and the Federal Deposit Insurance Act of 1950 (FDIA), described below. Compliance can be achieved by adhering to the ISDA Protocol described below.

We, along with a number of other major global banking organizations, adhere to the International Swaps and Derivatives Association Resolution Stay Protocol (ISDA Protocol), which was developed and updated in coordination with the Financial Stability Board (FSB), an international body that sets standards and coordinates the work of national financial authorities and international standard-setting bodies. The ISDA Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivative contracts and securities financing transactions between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under the OLA or the FDIA in the U.S. The ISDA Protocol is expected to be adopted more broadly in the future, following the phase-in of QFC regulations adopted by banking regulators (including the FRB’s final rule on QFCs) that impose additional requirements in order for G-SIBs, such as us, to enter into QFCs with counterparties that do not adhere to the ISDA Protocol.

The E.U. Bank Recovery and Resolution Directive (BRRD) establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSI and GSIB. The BRRD provides national supervisory authorities with tools and powers to pre-emptively address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant “bail-in” powers to E.U. resolution authorities to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that new contracts enable such actions and also amend pre-existing contracts governed by non-E.U. law to enable such actions, if the financial institutions could incur liabilities under such pre-existing contracts.

The BRRD also subjects financial institutions to a minimum requirement for own funds and eligible liabilities (MREL) so that they can be resolved without causing financial instability and without recourse to public funds in the event of a failure. The Bank of England’s rules on MREL are described below in “Total Loss-Absorbing Capacity.”

Total Loss-Absorbing Capacity. In December 2016, the FRB adopted a final rule establishing loss-absorbency and related requirements for parent companies of U.S. G-SIBs, such as Group Inc. The rule will be effective in January 2019 with no phase-in period. The rule addresses U.S. implementation of the FSB’s total loss-absorbing capacity (TLAC) principles and term sheet on minimum TLAC requirements for G-SIBs. The rule (i) establishes minimum TLAC requirements, (ii) establishes minimum “eligible long-term debt” (i.e., debt that is unsecured, has a maturity greater than one year from issuance and satisfies certain additional criteria) requirements, (iii) prohibits certain BHC transactions and (iv) caps the amount of G-SIB liabilities that are not eligible long-term debt.

The rule also prohibits a U.S. G-SIB from (i) guaranteeing liabilities of subsidiaries that are subject to early termination provisions if the parent company of a U.S. G-SIB enters into an insolvency or receivership proceeding, subject to an exception for guarantees permitted by rules of the U.S. federal banking agencies imposing restrictions on QFCs; (ii) incurring liabilities guaranteed by subsidiaries; (iii) issuing short-term debt; or (iv) entering into derivatives and certain other financial contracts with external counterparties.

12	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The FSB issued a final TLAC standard requiring certain material subsidiaries of a G-SIB organized outside of the G-SIB’s home country, such as GSI and GSIB, to maintain amounts of TLAC directly or indirectly from the parent company. In July 2017, the FSB issued a final set of guiding principles on the implementation of the TLAC requirements applicable to material subsidiaries.

The BRRD subjects institutions to MREL, which is generally consistent with the FSB’s TLAC standard. In October 2017, the Bank of England published a consultation paper on internal MREL, which would require a material U.K. subsidiary of an overseas banking group, such as GSI, to meet a minimum internal MREL requirement to facilitate the transfer of losses to its resolution entity, which for GSI is Group Inc. The transitional minimum internal MREL requirement would phase in from January 1, 2019, becoming fully effective from January 1, 2022.

In November 2016, the European Commission proposed amendments to the CRR and BRRD that are designed to implement the FSB’s minimum TLAC requirement for G-SIBs commencing January 1, 2019. The proposal would require subsidiaries of a non-E.U. G-SIB that account for more than 5% of its RWAs, operating income or leverage exposure, such as GSI, to meet 90% of the requirement applicable to E.U. G-SIBs.

In November 2016, the European Commission also proposed an amendment to CRD IV that would require a non-E.U. G-SIB, such as us, to establish an E.U. intermediate holding company (E.U. IHC) if the firm has two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks, such as GSI and GSIB. The European Commission also proposed amendments to the CRR that would require E.U. IHCs to satisfy MREL requirements and certain other prudential requirements. These proposals are subject to adoption at the E.U. level and, for the directives, implementing rulemakings by E.U. member states, which have not yet occurred.

Insolvency of an Insured Depository Institution or a Bank Holding Company. Under the FDIA, if the FDIC is appointed as conservator or receiver for an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has broad powers, including the power:

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

The Dodd-Frank Act created a new resolution regime (known as OLA) for BHCs and their affiliates that are systemically important and certain non-bank financial companies. Under OLA, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank subsidiaries if, upon the recommendation of applicable regulators, the U.S. Secretary of the Treasury determines, among other things, that the institution is in default or in danger of default, that the institution’s failure would have serious adverse effects on the U.S. financial system and that resolution under OLA would avoid or mitigate those effects.

Goldman Sachs 2017 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If the FDIC is appointed as receiver under OLA, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under OLA, and not under the bankruptcy or insolvency law that would otherwise apply. The powers of the receiver under OLA were generally based on the powers of the FDIC as receiver for depository institutions under the FDIA.

Substantial differences in the rights of creditors exist between OLA and the U.S. Bankruptcy Code, including the right of the FDIC under OLA to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. In addition, OLA limits the ability of creditors to enforce certain contractual cross-defaults against affiliates of the institution in receivership. The FDIC has issued a notice that it would resolve a failed FHC by transferring its assets to a “bridge” holding company under its “single point of entry” or “SPOE” strategy pursuant to OLA.

FDIC Insurance. Deposits at GS Bank USA have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions. GS Bank USA’s assessment (subject to adjustment by the FDIC) is currently based on its average total consolidated assets less its average tangible equity during the assessment period, its supervisory ratings and specified forward-looking financial measures used to calculate the assessment rate.

The reserve ratio for the Deposit Insurance Fund is 1.35% of total insured deposits. A surcharge on the assessments of larger depository institutions (including GS Bank USA) applies through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on larger depository institutions (including GS Bank USA).

Prompt Corrective Action. The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also require a depository institution to raise capital. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator, as described in “Insolvency of an Insured Depository Institution or a Bank Holding Company” above.

The prompt corrective action regulations do not apply to BHCs. However, the FRB is authorized to take appropriate action at the BHC level, based upon the undercapitalized status of the BHC’s depository institution subsidiaries. In certain instances relating to an undercapitalized depository institution subsidiary, the BHC would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the BHC, the guarantee would take priority over the BHC’s general unsecured creditors, as described in “Source of Strength” above.

Activities. The Dodd-Frank Act and the BHC Act generally restrict BHCs from engaging in business activities other than the business of banking and certain closely related activities.

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

14	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including us. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to reduce our investment in each such fund to 3% or less of the fund’s net asset value, and to reduce our aggregate investment in all such funds to 3% or less of our Tier 1 capital.

The FRB has extended the conformance period to July 2022 for our investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. See Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our investments in such funds.

Other Restrictions. FHCs generally can engage in a broader range of financial and related activities than are otherwise permissible for BHCs as long as they continue to meet the eligibility requirements for FHCs. The broader range of permissible activities for FHCs includes underwriting, dealing and making markets in securities and making investments in non-FHCs (merchant banking activities). In addition, certain FHCs are permitted under the GLB Act to engage in certain commodities activities in the U.S. that may otherwise be impermissible for BHCs, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.

The FRB, however, has the authority to limit an FHC’s ability to conduct activities that would otherwise be permissible, and will likely do so if the FHC does not satisfactorily meet certain requirements of the FRB. For example, if an FHC or any of its U.S. depository institution subsidiaries ceases to maintain its status as well-capitalized or well-managed, the FRB may impose corrective capital and/or managerial requirements, as well as additional limitations or conditions. If the deficiencies persist, the FHC may be required to divest its U.S. depository institution subsidiaries or to cease engaging in activities other than the business of banking and certain closely related activities.

If any insured depository institution subsidiary of an FHC fails to maintain at least a “satisfactory” rating under the Community Reinvestment Act, the FHC would be subject to restrictions on certain new activities and acquisitions.

In addition, we are required to obtain prior FRB approval before engaging in certain banking and other financial activities both within and outside the U.S.

In September 2016, the FRB issued a proposed rule which, if adopted, would impose new requirements on the physical commodity activities and certain merchant banking activities of FHCs. The proposed rule would, among other things, (i) require FHCs to hold additional capital in connection with covered physical commodity activities, including merchant banking investments in companies engaged in physical commodity activities; (ii) tighten the quantitative limits on permissible physical trading activity; and (iii) establish new public reporting requirements on the nature and extent of FHC’s physical commodity holdings and activities. In addition, in a September 2016 report, the FRB recommended that Congress repeal (i) the authority of FHCs to engage in merchant banking activities; and (ii) the authority described above for certain FHCs to engage in certain otherwise permissible commodities activities.

In March 2016, the FRB issued a revised proposal regarding single counterparty credit limits, which would impose more stringent requirements for credit exposures among major financial institutions. Such limits (together with other provisions incorporated into the Basel III capital rules) may affect our ability to transact or hedge with other financial institutions. In addition, the FRB has proposed early remediation requirements, which are modeled on the prompt corrective action regime, described in “Prompt Corrective Action” above, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

In addition, New York State banking law imposes lending limits (which take into account credit exposure from derivative transactions) and other requirements that could impact the manner and scope of GS Bank USA’s activities.

Goldman Sachs 2017 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The U.S. federal bank regulatory agencies have issued guidance that focuses on transaction structures and risk management frameworks and that outlines high-level principles for safe-and-sound leveraged lending, including underwriting standards, valuation and stress testing. This guidance has, among other things, limited the percentage amount of debt that can be included in certain transactions. The status of this guidance is uncertain as the U.S. Government Accountability Office has determined that it is a rule subject to review under the Congressional Review Act.

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

In addition, U.S. state securities and other U.S. regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as described further below, as well as in “Other Regulation.” For a description of net capital requirements applicable to GS&Co., see Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

In addition, in June 2017, the U.S. Department of Labor’s conflict of interest rule under the Employee Retirement Income Security Act of 1974 (ERISA) went into effect. The rule broadens the circumstances under which a firm and/or a financial advisor is considered a fiduciary when providing certain recommendations to retirement clients and requires that such recommendations be in the best interest of clients. As a result, we have made changes to some of our services and offerings for retirement clients.

16	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our U.S. broker-dealer and other U.S. subsidiaries are also subject to rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates certain asset-backed securities transactions to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. For certain securitization transactions, retention by third-party purchasers may satisfy this requirement. Securitizations would also be affected by rules proposed by the SEC to implement the Dodd-Frank Act’s prohibition against securitization participants engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The proposed rules would exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.

Swaps, Derivatives and Commodities Regulation

The commodity futures, commodity options and swaps industry in the U.S. is subject to regulation under the U.S. Commodity Exchange Act (CEA). The CFTC is the U.S. federal agency charged with the administration of the CEA. In addition, the SEC is the U.S. federal agency charged with the regulation of security-based swaps. The rules and regulations of various self-regulatory organizations, such as the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern commodity futures, commodity options and swaps activities.

The terms “swaps” and “security-based swaps” include a wide variety of derivative instruments in addition to those conventionally referred to as swaps (including certain forward contracts and options), and relate to a wide variety of underlying assets or obligations, including currencies, commodities, interest or other monetary rates, yields, indices, securities, credit events, loans and other financial obligations.

CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope swaps. In December 2016, the CFTC proposed revised capital regulations for swap dealers that are not subject to the capital rules of a prudential regulator, such as the FRB, as well as a liquidity requirement for those swap dealers.

SEC rules govern the registration and regulation of security-based swap dealers but compliance with such rules is not currently required. The SEC has proposed rules that would govern the design of new trading venues for security-based swaps and establish the process for determining which products must be traded on these venues.

GS&Co. is registered with the CFTC as a futures commission merchant, and several of our subsidiaries, including GS&Co., are registered with the CFTC and act as commodity pool operators and commodity trading advisors. GS&Co. and other subsidiaries, including GS Bank USA, GSI and J. Aron & Company (J. Aron), are registered with the CFTC as swap dealers. In addition, Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer.

Our affiliates registered as swap dealers are subject to the margin rules issued by the CFTC (in the case of our non-bank swap dealers) and the FRB (in the case of GS Bank USA). The rules for variation margin have become effective, and those for initial margin will phase in through September 2020 depending on certain activity levels of the swap dealer and the relevant counterparty. In contrast to the FRB margin rules, inter-affiliate transactions under the CFTC margin rules are generally exempt from initial margin requirements.

The CFTC has proposed position limit rules that will limit the size of positions that can be held by any entity, or any group of affiliates or other parties trading under common control, subject to certain exemptions, such as for bona fide hedging positions. These proposed rules would apply to positions in swaps as well as futures and options on futures.

Similar types of swap regulation have been proposed or adopted in jurisdictions outside the U.S., including in the E.U. and Japan. For example, the E.U. has established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities under the European Market Infrastructure Regulation.

Goldman Sachs 2017 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The CFTC has adopted rules relating to cross-border regulation of swaps, and has proposed cross-border business conduct and registration rules. The CFTC has entered into agreements with certain non-U.S. regulators, including in the E.U., regarding the cross-border regulation of derivatives and the mutual recognition of cross-border clearing houses, and has approved substituted compliance with certain non-U.S. regulations, including E.U. regulations, related to certain business conduct requirements and margin rules. The U.S. prudential regulators have not yet made a determination with respect to substituted compliance for transactions subject to non-U.S. margin rules. The full application of new derivatives rules across different regulatory jurisdictions has not yet occurred and the full impact will not be known until the rules are implemented and market practices and structures develop under such rules.

J. Aron is authorized by the U.S. Federal Energy Regulatory Commission (FERC) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron is subject to regulation under the U.S. Federal Power Act and FERC regulations and to the oversight of FERC. As a result of our investing activities, Group Inc. is also an “exempt holding company” under the U.S. Public Utility Holding Company Act of 2005 and applicable FERC rules.

In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as described in “Risk Factors — Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of this Form 10-K.

Investment Management Regulation

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds.

The SEC has adopted rules currently anticipated to become effective in December 2018 relating to liquidity risk management that will require registered open-end funds to classify and review the liquidity of their portfolio assets. In addition, the rules require funds to make disclosures relating to their liquidity risk management program and report to the SEC instances when a fund’s percentage of illiquid investments exceeds certain thresholds or when certain funds experience shortfalls in their highly liquid investments.

Certain of our European subsidiaries, including Goldman Sachs Asset Management International, are subject to the Alternative Investment Fund Managers Directive and related regulations, which govern the approval, organizational, marketing and reporting requirements of E.U.-based alternative investment managers and the ability of alternative investment fund managers located outside the E.U. to access the E.U. market.

The E.U. legislative institutions have reached provisional agreement on an E.U. regulation relating to money market funds, including provisions prescribing minimum levels of daily and weekly liquidity, clear labeling of money market funds and internal credit risk assessments. The regulation was published on June 30, 2017 and will be effective on July 21, 2018.

Compensation Practices

Our compensation practices are subject to oversight by the FRB and, with respect to some of our subsidiaries and employees, by other regulatory bodies worldwide. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these regulations and resulting market practices will evolve over a number of years.

18	Goldman Sachs 2017 Form 10-K

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

The Dodd-Frank Act requires the U.S. financial regulators, including the FRB and SEC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Group Inc. and some of its depository institution, broker-dealer and investment adviser subsidiaries). The U.S. financial regulators proposed revised rules in 2016, which have not been finalized.

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

Goldman Sachs 2017 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Privacy and Cyber Security Regulation

Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the E.U. or other non-U.S. jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the GLB Act, the E.U. Data Protection Directive, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law. Effective May 25, 2018, the E.U. Data Protection Directive will be replaced by a more extensive General Data Protection Regulation (GDPR). Compared to the current directive, the GDPR will, among other things, increase compliance obligations, have a significant impact on our businesses’ collection, processing and retention of personal data and reporting of data breaches, and provide for significantly increased penalties for non-compliance.

The NYDFS also requires financial institutions regulated by the NYDFS, including GS Bank USA, to, among other things, (i) establish and maintain a cyber security program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cyber security policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer. In addition, in October 2016, the U.S. federal bank regulatory agencies issued an advance notice of proposed rulemaking on potential enhanced cyber risk management standards for large financial institutions.

Other Regulation

U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a regulated entity or its directors, officers or employees. In particular, state attorneys general have become much more active in seeking fines and penalties in enforcement led by the federal regulators. In addition, a number of our other activities require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the jurisdictions in which we conduct these activities.

MiFID II, which became effective on January 3, 2018, includes extensive market structure reforms, such as the establishment of new trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform and enhanced pre- and post-trade transparency covering a wider range of financial instruments. In equities, MiFID II introduced volume caps on non-transparent liquidity trading for trading venues, limited the use of broker-dealer crossing networks and created a new regime for systematic internalizers, which are investment firms that execute client transactions outside a trading venue.

Additional controls were introduced for algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific limits. Other reforms introduced enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, changes to the way investment managers can pay for the receipt of investment research and mandatory unbundling for broker-dealers between execution and other major services.

On October 26, 2017, the SEC staff issued guidance permitting U.S. broker-dealers to comply with MiFID II without being subject to conflicting U.S. regulation or other adverse U.S. regulatory effects.

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

20	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

•	Dodd-Frank Act stress test results;

•	The public portion of our resolution plan submission;

•	Our risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Capital Framework, which are based on the third pillar of Basel III; and

•	Our quarterly average LCR.

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

Goldman Sachs 2017 Form 10-K	21

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and BHCs, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements in Part II, Item 8 of this Form 10-K, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about the estimated effects of the Tax Cuts and Jobs Act (Tax Legislation), statements about our average LCR and statements about our strategic growth initiatives.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Statements about the estimated effects of Tax Legislation are based on our current calculations, as well as our current interpretations, assumptions and expectations relating to Tax Legislation, which are subject to further guidance and change. The impact of Tax Legislation may differ from our estimates, possibly materially, due to, among other things, (i) refinement of our calculations based on updated information, (ii) changes in interpretations and assumptions, (iii) guidance that may be issued and (iv) actions we may take as a result of Tax Legislation.

Statements about our strategic growth initiatives are subject to the risk that our businesses may be unable to generate incremental revenues or pre-tax earnings or take advantage of growth opportunities. It is possible that our actual results, including the incremental revenues and pre-tax earnings, if any, from such initiatives, and financial condition, may differ, possibly materially, from the anticipated results, financial condition and incremental revenues and pre-tax earnings indicated in these forward-looking statements.

22	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We have provided in this filing information regarding our capital, liquidity and leverage ratios, including our NSFR. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules, guidance and proposals, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating our and, where applicable, GS Bank USA’s capital, liquidity and leverage ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

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

Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; uncertainty concerning fiscal or monetary policy, government debt ceilings or funding; the extent of and uncertainty about tax and other regulatory changes; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; outbreaks of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cybersecurity threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty, such as Brexit; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters or pandemics; or a combination of these or other factors.

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

General uncertainty about economic, political and market activities, and the scope, timing and impact of regulatory reform, as well as weak consumer, investor and CEO confidence resulting in large part from such uncertainty, continues to negatively impact client activity, which adversely affects many of our businesses. Periods of low volatility and periods of high volatility combined with a lack of liquidity, have at times had an unfavorable impact on our market-making businesses.

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

Goldman Sachs 2017 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Although interest rates are still near historically low levels, financial institution returns in many countries have also been negatively impacted by increased funding costs due in part to the withdrawal of perceived government support of such institutions in the event of future financial crises. In addition, liquidity in the financial markets has also been negatively impacted as market participants and market practices and structures continue to adjust to new regulations.

The degree to which these and other changes resulting from the financial crisis will have a long-term impact on the profitability of financial institutions will depend on the implementation of recently adopted and new regulations, the manner in which markets, market participants and financial institutions adapt to these regulations, and the prevailing economic and financial market conditions. However, there is a significant risk that such changes will, at least in the near term, continue to negatively impact the absolute level of revenues, profitability and return on equity at our firm and at other financial institutions.

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry and a systemically important financial institution, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by law enforcement, regulatory and taxing authorities, as well as private litigation, in all jurisdictions in which we conduct our businesses. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions. Among other things, as a result of law enforcement authorities, regulators or private parties challenging our compliance with existing laws and regulations, we or our employees could be fined or criminally sanctioned, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities, including higher capital requirements, or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our businesses or with respect to our employees. Such limitations or conditions may limit our business activities and negatively impact our profitability.

In addition to the impact on the scope and profitability of our business activities, day-to-day compliance with existing laws and regulations, in particular those adopted since 2008, has involved and will, except to the extent that some of such regulations are eventually modified or otherwise repealed, continue to involve significant amounts of time, including that of our senior leaders and that of a large number of dedicated compliance and other reporting and operational personnel, all of which may negatively impact our profitability.

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

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future affect our profitability.

Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, the LCR, the NSFR, requirements relating to long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly if these requirements do not apply equally to our competitors or are not implemented uniformly across jurisdictions.

24	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As described in “Business — Regulation — Banking Supervision and Regulation” in Part I, Item 1 of this Form 10-K, Group Inc.’s proposed capital actions and capital plan are reviewed by the FRB as part of the CCAR process. If the FRB objects to our proposed capital actions in our capital plan, Group Inc. could be prohibited from taking some or all of the proposed capital actions, including increasing or paying dividends on common or preferred stock or repurchasing common stock or other capital securities. Our inability to carry out our proposed capital actions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity.

We are also subject to laws and regulations relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations, such as the GDPR, are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.

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

We have recently entered new retail-oriented deposit-taking and lending businesses, and we currently expect to expand the product and geographic scope of our offerings. Entering into such new businesses, as with any new business, subjects us to numerous additional regulations in the jurisdictions in which these businesses operate. Not only are these regulations extensive, but they involve types of regulations and supervision, as well as regulatory compliance risks, that we have not previously encountered. The level of regulatory scrutiny and the scope of regulations affecting financial interactions with retail clients is often much greater than that associated with doing business with institutions and high-net-worth clients. Complying with such new regulations is time-consuming, costly and presents new and increased risks.

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

Many of our businesses have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity and real estate) and most other asset classes. These include positions we take when we act as a principal to facilitate our clients’ activities, including our exchange-based market-making activities, or commit large amounts of capital to maintain positions in interest rate and credit products, as well as through our currencies, commodities, equities and mortgage-related activities. In addition, we invest in similar asset classes. Substantially all of our investing and market-making positions and a portion of our loans are marked-to-market on a daily basis and declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines.

Goldman Sachs 2017 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

If we are the party providing collateral, this can increase our costs and reduce our profitability and if we are the party receiving collateral, this can also reduce our profitability by reducing the level of business done with our clients and counterparties. In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of such collateral may, despite credit monitoring, over-collateralization, the ability to call for additional collateral or the ability to force repayment of the underlying obligation, result in significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been, and may in the future be, subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner or caused a client or counterparty to go out of business.

Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, by accepting deposits at our bank subsidiaries, by issuing hybrid financial instruments or by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.

Our clients engaging in mergers, acquisitions and other types of strategic transactions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions, particularly large transactions, and adversely affect our financial advisory and underwriting businesses.

26	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility have reduced and may continue to reduce these opportunities and the level of client activity associated with them and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making inventory in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases our capital requirements.

Our investment banking, client execution and investment management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

Our investment banking business has been, and may in the future be, adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions can adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

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

Our investment management business may be affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.

Poor investment returns in our investment management business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under supervision or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients invest in products that generate lower fees, our investment management business could be adversely affected.

Goldman Sachs 2017 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As we have recently expanded and intend to continue to expand the product and geographic scope of our offerings of credit products to retail clients, we are presented with different credit risks and must expand and adapt our credit risk monitoring and mitigation activities to account for these new business activities. A failure to adequately assess and control such risk exposures could result in losses to us.

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

28	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

As of December 2017, in the event of a one-notch and two-notch downgrade of our credit ratings our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $358 million and $1.86 billion, respectively. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.

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

Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Recently, numerous regulations have been adopted or proposed to introduce more stringent liquidity requirements for large financial institutions. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes and prohibitions on parent guarantees that are subject to certain cross-defaults. New and prospective liquidity-related regulations may overlap with, and be impacted by, other regulatory changes, including new rules relating to minimum long-term debt requirements and TLAC, guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain until implementation of post-financial crisis regulatory reform is complete.

A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.

Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with our other businesses and situations where we may be a creditor of an entity with which we also have an advisory or other relationship.

Goldman Sachs 2017 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, our status as a BHC subjects us to heightened regulation and increased regulatory scrutiny by the FRB with respect to transactions between GS Bank USA and entities that are or could be viewed as affiliates of ours and, under the Volcker Rule, transactions between Goldman Sachs and certain covered funds.

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

Many rules and regulations worldwide govern our obligations to report transactions and other information to regulators, exchanges and investors. Compliance with these legal and reporting requirements can be challenging, and we have been, and may in the future be, subject to regulatory fines and penalties for failing to report timely, accurate and complete information. As reporting requirements expand, compliance with these rules and regulations has become more challenging.

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

Our financial, accounting, data processing or other operational systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth and to respond to changes in regulations and markets, and invest heavily in systemic controls and training to ensure that such transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, our clients and counterparties or us.

Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.

The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. It has been reported that there are some fundamental security flaws in computer chips found in many types of these computing devices and phones. Addressing this issue could be costly and affect the performance of these businesses and systems, and operational risks may be incurred in applying fixes and there may still be residual security risks.

Additionally, although the prevalence and scope of applications of distributed ledger technology and similar technologies is growing, the technology is also nascent and may be vulnerable to cyber attacks or have other inherent weaknesses. We may be, or may become, exposed to risks related to distributed ledger technology through our facilitation of clients’ activities involving financial products linked to distributed ledger technology, such as blockchain or cryptocurrencies, our investments in companies that seek to develop platforms based on distributed ledger technology, and the use of distributed ledger technology by third-party vendors, clients, counterparties, clearing houses and other financial intermediaries.

30	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes that are not always caught immediately by our technological processes or by our other procedures which are intended to prevent and detect such errors. These can include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment. We strive to eliminate such human errors through training, supervision, technology and by redundant processes and controls. Human errors, even if promptly discovered and remediated, can result in material losses and liabilities for us.

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

Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other services facilities used by us, our employees or third parties with which we conduct business, including cloud service providers. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited to, natural disasters, war, civil unrest, terrorism, economic or political developments, pandemics and weather events.

In addition, although we seek to diversify our third-party vendors to increase our resiliency, we are also exposed to the risk that a disruption or other information technology event at a common service provider to our vendors could impede their ability to provide products or services to us. We may not be able to effectively monitor or mitigate operational risks relating to our vendors’ use of common service providers.

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

Goldman Sachs 2017 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause losses.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. There have been a number of highly publicized cases involving financial services companies, consumer-based companies, governmental agencies and other organizations reporting the unauthorized disclosure of client, customer or other confidential information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems.

We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. We may face an increasing number of attempted cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of individual retail customers. The increasing migration of firm communication and other platforms from firm-provided devices to employee-owned devices presents additional risks of cyber attacks. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These effects could include the loss of access to information or services from the third party subject to the cyber attack or other information security event, which could, in turn, interrupt certain of our businesses.

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

If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could impact their ability to transact with us or otherwise result in legal or regulatory action, significant losses or reputational damage.

The increased use of mobile and cloud technologies can heighten these and other operational risks. We expect to expend significant additional resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, but these measures may be ineffective and we may be subject to legal or regulatory action, and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Certain aspects of the security of such technologies are unpredictable or beyond our control, and the failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.

32	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

In addition, our broker-dealer and bank subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and other requirements, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Group Inc., including under the FRB’s source of strength requirement, and even require Group Inc. to provide additional funding to such subsidiaries. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

There has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are located or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or require internal total loss-absorbing capacity at such entities in order to protect clients and creditors of such entities in the event of financial difficulties involving such entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, thereby increasing the overall level of capital and liquidity required by us on a consolidated basis.

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

See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about regulatory restrictions.

Goldman Sachs 2017 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The application of regulatory strategies and requirements in the U.S. and non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.

As described in “Business — Regulation — Banking Supervision and Regulation — Insolvency of an Insured Depository Institution or a Bank Holding Company,” if the FDIC is appointed as receiver under OLA, the rights of Group Inc.’s creditors would be determined under OLA, and substantial differences exist in the rights of creditors between OLA and the U.S. Bankruptcy Code, including the right of the FDIC under OLA to disregard the strict priority of creditor claims in some circumstances, which could have a material adverse effect on debtholders.

The FDIC has announced that a single point of entry strategy may be a desirable strategy under OLA to resolve a large financial institution such as Group Inc. in a manner that would, among other things, impose losses on shareholders, debtholders and other creditors of the top-tier BHC (in our case, Group Inc.), while the BHC’s subsidiaries may continue to operate. It is possible that the application of the single point of entry strategy under OLA, in which Group Inc. would be the only entity to enter resolution proceedings (and its material broker-dealer, bank and other operating entities would not enter resolution proceedings), would result in greater losses to Group Inc.’s security holders (including holders of our fixed rate, floating rate and indexed debt securities), than the losses that would result from the application of a bankruptcy proceeding or a different resolution strategy, such as a multiple point of entry resolution strategy for Group Inc. and certain of its material subsidiaries.

Assuming Group Inc. entered resolution proceedings and that support from Group Inc. to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level would be transferred to Group Inc. and ultimately borne by Group Inc.’s security holders, third-party creditors of Group Inc.’s subsidiaries would receive full recoveries on their claims, and Group Inc.’s security holders (including our shareholders, debtholders and other unsecured creditors) could face significant and possibly complete losses. In that case, Group Inc.’s security holders would face losses while the third-party creditors of Group Inc.’s subsidiaries would incur no losses because the subsidiaries would continue to operate and would not enter resolution or bankruptcy proceedings. In addition, holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities could face losses ahead of its other similarly situated creditors in a resolution under OLA if the FDIC exercised its right, described above, to disregard the priority of creditor claims.

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

In addition, certain jurisdictions, including the U.K. and the E.U., have implemented, or are considering, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured debtholders. U.S. regulators are considering and non-U.S. authorities have proposed requirements that certain subsidiaries of large financial institutions maintain minimum amounts of total loss-absorbing capacity that would pass losses up from the subsidiaries to the top-tier BHC and, ultimately, to security holders of the top-tier BHC in the event of failure.

34	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders, and failure to address shortcomings in our resolution plan could subject us to increased regulatory requirements.

In our resolution plan, Group Inc. would be resolved under the U.S. Bankruptcy Code. The strategy described in our resolution plan is a variant of the single point of entry strategy: Group Inc. and Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc., would recapitalize and provide liquidity to certain major subsidiaries, including through the forgiveness of intercompany indebtedness, the extension of the maturities of intercompany indebtedness and the extension of additional intercompany loans. If this strategy were successful, creditors of some or all of Group Inc.’s major subsidiaries would receive full recoveries on their claims, while Group Inc.’s security holders could face significant and possibly complete losses.

To facilitate the execution of our resolution plan, we formed Funding IHC, a wholly-owned, direct subsidiary of Group Inc. In exchange for an unsecured subordinated funding note and equity interest, Group Inc. has transferred certain intercompany receivables and substantially all of its global core liquid assets (GCLA) to Funding IHC, and has agreed to transfer additional GCLA above prescribed thresholds.

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

If Group Inc.’s proposed resolution strategy were successful, Group Inc.’s security holders could face losses while the third-party creditors of Group Inc.’s major subsidiaries would incur no losses because those subsidiaries would continue to operate and not enter resolution or bankruptcy proceedings. As part of the strategy, Group Inc. could also seek to elevate the priority of its guarantee obligations relating to its major subsidiaries’ derivative contracts or transfer them to another entity so that cross-default and early termination rights would be stayed under the ISDA Protocol, which would result in holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities incurring losses ahead of the beneficiaries of those guarantee obligations. It is also possible that holders of Group Inc.’s eligible long-term debt and other debt securities could incur losses ahead of other similarly situated creditors.

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

Goldman Sachs 2017 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold, including a deterioration in the value of collateral posted by third parties to secure their obligations to us under derivative contracts and loan agreements, could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes.

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

Rules adopted under the Dodd-Frank Act, and similar rules adopted in other jurisdictions, require issuers of certain asset-backed securities and any person who organizes and initiates certain asset-backed securities transactions to retain economic exposure to the asset, which has affected the cost of and structures used in connection with these securitization activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, could negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of the borrower, as well as the loss of revenues associated with selling such securities or loans.

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower, issuer, including sovereign issuers, or geographic area or group of related countries, such as the E.U., and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. Regulatory reform, including the Dodd-Frank Act, has led to increased centralization of trading activity through particular clearing houses, central agents or exchanges, which has significantly increased our concentration of risk with respect to these entities. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties.

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

36	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We have recently increased and intend to further increase our retail-oriented deposit-taking and lending activities. To the extent we engage in such activities or similar retail-oriented activities, we could face additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of customer and client information. As a result of a recent information security event involving a credit reporting agency, identity fraud may increase and industry practices may change in a manner that makes it more difficult for financial institutions, such as us, to evaluate the creditworthiness of retail customers.

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

Our results may be adversely affected by the composition of our client base.

Our client base is not the same as that of our major competitors. Our businesses may have a higher or lower percentage of clients in certain industries or markets than some or all of our competitors. Therefore, unfavorable industry developments or market conditions affecting certain industries or markets may result in our businesses underperforming relative to similar businesses of a competitor if our businesses have a higher concentration of clients in such industries or markets. For example, our market-making businesses have a higher percentage of clients with actively managed assets than our competitors and such clients have been disproportionately affected by the low levels of volatility.

Correspondingly, favorable or simply less adverse developments or market conditions involving industries or markets in a business where we have a lower concentration of clients in such industry or market may also result in our underperforming relative to a similar business of a competitor that has a higher concentration of clients in such industry or market. For example, we have a smaller corporate client base in our market-making businesses than many of our peers and therefore such competitors may benefit more from increased activity by corporate clients.

Goldman Sachs 2017 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may not be able to obtain the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to us.

Derivative transactions may also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be “netted” against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.

As a signatory to the ISDA Protocol and being subject to the FRB’s and FDIC’s rules on QFCs and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this new regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. Various non-U.S. regulators have also proposed regulations contemplated by the ISDA Protocol, and those implementing regulations may result in additional limitations on our ability to exercise remedies against counterparties. The impact of the ISDA Protocol and these rules and regulations will depend on the development of market practices and structures.

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

Certain of our businesses and our funding may be adversely affected by changes in the reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.

All of our floating rate funding pays interest by reference to a rate, such as LIBOR or Federal Funds. In addition, many of the products that we own or that we offer, such as structured notes, warrants, swaps or security-based swaps, pay interest or determine the principal amount to be paid at maturity or in the event of default by reference to similar rates or by reference to an index, currency, basket, ETF or other financial metric (the underlier). In the event that the composition of the underlier is significantly changed, by reference to rules governing such underlier or otherwise, or the underlier ceases to exist (for example, in the event that LIBOR is discontinued, a country withdraws from the Euro or links its currency to or delinks its currency from another currency or benchmark, or an index or ETF sponsor materially alters the composition of an index or ETF), there may be uncertainty as to the calculation of the amounts to be paid to the lender, investor or counterparty, depending on the terms of the governing instrument.

Such changes in an underlier or underliers could result in our hedges being ineffective or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in lengthy and costly litigation.

38	Goldman Sachs 2017 Form 10-K

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

Competition from within the financial services industry and from businesses outside the financial services industry, including the technology industry, for qualified employees has often been intense. Recently, we have experienced increased competition in hiring and retaining employees to address the demands of new regulatory requirements, expanding retail-oriented businesses and our technology initiatives. This is also the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.

Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on our employees’ income, or the amount or composition of compensation, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions.

As described further in “Business — Regulation —Compensation Practices” in Part I, Item 1 of this Form 10-K, our compensation practices are subject to review by, and the standards of, the FRB. As a large global financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect our competitors) by the FRB, the PRA, the FCA, the FDIC and other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees.

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

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about certain legal and regulatory proceedings and investigations in which we are involved. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our staff. Additionally, governmental entities have been and are plaintiffs in certain of the legal proceedings in which we are involved, and we may face future actions or claims by the same or other governmental entities, as well as follow-on civil litigation that is often commenced after regulatory settlements.

Goldman Sachs 2017 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Recently, claims of collusion or anti-competitive conduct have become more common. Civil cases have been brought against financial institutions (including us) alleging bid rigging, group boycotts or other anti-competitive practices. Antitrust laws generally provide for joint and several liability and treble damages. These claims have in the past, and may in the future, result in significant settlements.

We are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. Violation of such laws and regulations could result in significant monetary penalties, severe restrictions on our activities and damage to our reputation.

Certain law enforcement authorities have recently required admissions of wrongdoing, and, in some cases, criminal pleas, as part of the resolutions of matters brought by them against financial institutions. Any such resolution of a matter involving us could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to do business in certain jurisdictions and could have other negative effects.

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

As part of our commodities business, we purchase and sell certain physical commodities, arrange for their storage and transport, and engage in market making of commodities. The commodities involved in these activities may include crude oil, refined oil products, natural gas, liquefied natural gas, electric power, agricultural products, metals (base and precious), minerals (including unenriched uranium), emission credits, coal, freight and related products and indices.

In our investing and lending businesses, we make investments in and finance entities that engage in the production, storage and transportation of numerous commodities, including many of the commodities referenced above.

40	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We may also be required to divest or discontinue certain of these activities for regulatory or legal reasons. For example, the FRB has proposed regulations that could impose significant additional capital requirements on certain commodity-related activities. If that occurs, we may receive a value that is less than the then carrying value, as we may be unable to exit these activities in an orderly transaction.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or acts of terrorism. For example, sanctions have been imposed by the U.S. and the E.U. on certain individuals and companies in Russia. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market, but also on our reputation generally. Further, in some jurisdictions a failure to comply with laws and regulations may subject us and our personnel not only to civil actions, but also criminal actions. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

In March 2017, the U.K. notified the European Council of its decision to leave the E.U. (Brexit). The exit of the U.K. from the E.U. will likely change the arrangements by which U.K. firms are able to provide services into the E.U., which may materially adversely affect the manner in which we operate certain of our businesses in Europe and could require us to restructure certain of our operations. The outcome of the negotiations between the U.K. and the E.U. in connection with Brexit is highly uncertain. Such uncertainty may result in market volatility and may negatively impact the confidence of investors and clients. Additionally, depending on the outcome, Brexit could have a disproportionate effect on our operations in the E.U. compared to some of our competitors who have more extensive pre-existing operations in the E.U. outside of the U.K.

Goldman Sachs 2017 Form 10-K	41

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

While business and other practices throughout the world differ, our principal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act and U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and customers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and any such violation could subject us to significant penalties or adversely affect our reputation.

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

We have additional offices and commercial space in the U.S. and elsewhere in the Americas, which together comprise approximately 2.9 million square feet of leased and owned space.

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

In Asia, Australia and New Zealand, we have offices with approximately 1.9 million square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Japan, we currently have offices with approximately 219,000 square feet, the majority of which have leases that will expire in 2023. In Hong Kong, we currently have offices with approximately 308,000 square feet, the majority of which will also expire in 2023.

In the preceding paragraphs, square footage figures are provided only for properties that are used in the operation of our businesses.

42	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our space capacity in relation to current and projected staffing levels. We may incur exit costs in the future if we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in locations in which we operate and dispose of existing space that had been held for potential growth. These exit costs may be material to our operating results in a given period.

Item 3.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results in a given period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of this Form 10-K. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about certain judicial, regulatory and legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

Executive Officers of The Goldman Sachs Group, Inc.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers. Our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 63

Mr. Blankfein has been Chairman and Chief Executive Officer since June 2006, and a director since April 2003.

R. Martin Chavez, 53

Mr. Chavez has been an Executive Vice President and Chief Financial Officer since May 2017. He had previously served as Chief Information Officer since 2014. From 2012 to 2014, he was Global co-Chief Operating Officer of the Equities business.

Richard J. Gnodde, 57

Mr. Gnodde has been a Vice Chairman since January 2017, and Chief Executive Officer or co-Chief Executive Officer of Goldman Sachs International since 2006. He previously served as co-head of the Investment Banking Division from 2011 to May 2017.

Dane E. Holmes, 47

Mr. Holmes has been an Executive Vice President and Global Head of Human Capital Management since January 2018 and Global Head of Pine Street, our leadership development program, since 2016. He had previously served as Global Head of Investor Relations since 2007.

Gregory K. Palm, 69

Mr. Palm has been General Counsel and Head or Co-Head of the Legal Department since 1992, and an Executive Vice President and Secretary since 1999.

John F.W. Rogers, 61

Mr. Rogers has been an Executive Vice President since April 2011 and Chief of Staff and Secretary to the Board of Directors of Goldman Sachs since December 2001.

Pablo J. Salame, 52

Mr. Salame has been a Vice Chairman since January 2017 and global co-head of the Securities Division since 2008.

Harvey M. Schwartz, 53

Mr. Schwartz has been President and co-Chief Operating Officer since January 2017. He also served as Chief Financial Officer from January 2013 through April 2017. From February 2008 to January 2013, he was global co-head of the Securities Division.

Karen P. Seymour, 56

Ms. Seymour has been an Executive Vice President, General Counsel and Secretary, and Co-Head of the Legal Department since January 2018. From 2000 through January 2002 and 2005 through 2017, she was a partner at Sullivan & Cromwell LLP, a global law firm, including serving as a member of its management committee from April 2015 to December 2017 and as the co-managing partner of its litigation group from December 2012 to April 2015.

Sarah E. Smith, 58

Ms. Smith has been an Executive Vice President and Global Head of Compliance since March 2017. She had previously served as Controller and Chief Accounting Officer since 2002.

David M. Solomon, 56

Mr. Solomon has been President and co-Chief Operating Officer since January 2017. He had previously served as co-head of the Investment Banking Division since July 2006.

Goldman Sachs 2017 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during 2015, 2016 and 2017 is set forth in “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of this Form 10-K. As of February 9, 2018, there were 7,652 holders of record of our common stock.

The table below presents dividends declared by Group Inc. during 2017 and 2016.

	Date of Declaration	Dividend Declared Per Common Share
2017
First Quarter	January 17, 2017	$0.65
Second Quarter	April 17, 2017	$0.75
Third Quarter	July 17, 2017	$0.75
Fourth Quarter	October 16, 2017	$0.75
2016
First Quarter	January 19, 2016	$0.65
Second Quarter	April 18, 2016	$0.65
Third Quarter	July 18, 2016	$0.65
Fourth Quarter	October 17, 2016	$0.65

The declaration of dividends by Group Inc. is subject to the discretion of the Board of Directors of Group Inc. (Board). Our Board will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our Board may deem relevant. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our Board. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for information about potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc. Prior to the payment of dividends, we must receive confirmation that the FRB does not object to such payment.

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2017. Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October 2017	3,021,930	$241.88	3,021,930	51,180,272
November 2017	3,424,899	$240.23	3,424,899	47,755,373
December 2017	128,943	$247.68	128,943	47,626,430
Total	6,575,772		6,575,772

Since March 2000, our Board has approved a repurchase program authorizing repurchases of up to 555 million shares of our common stock. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, we must receive confirmation that the FRB does not object to such capital action.

Item 6.    Selected Financial Data

The Selected Financial Data table is set forth in Part II, Item 8 of this Form 10-K.

44	Goldman Sachs 2017 Form 10-K

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2017, 2016 and 2015 refer to our years ended, or the dates, as the context requires, December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity rules applicable to banks and bank holding companies (BHCs), the impact of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about the estimated effects of the Tax Cuts and Jobs Act (Tax Legislation), statements about our average Liquidity Coverage Ratio (LCR) and statements about our strategic growth initiatives.

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

Goldman Sachs 2017 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

2017 versus 2016. We generated net earnings of $4.29 billion and diluted earnings per common share of $9.01 for 2017, a decrease of 42% and 45%, respectively, compared with $7.40 billion and $16.29 per share for 2016. Return on average common shareholders’ equity was 4.9% for 2017, compared with 9.4% for 2016. Book value per common share was $181.00 as of December 2017, 0.8% lower compared with December 2016.

In the fourth quarter of 2017, we recorded $4.40 billion of estimated income tax expense related to Tax Legislation. Excluding this expense, diluted earnings per common share were $19.76 and return on average common shareholders’ equity was 10.8% for 2017. See “Results of Operations — Financial Overview” below for further information about these non-GAAP measures, including the calculation of diluted earnings per common share and return on average common shareholders’ equity, excluding the estimated impact of Tax Legislation. See “Results of Operations — Provision for Taxes” below for further information about Tax Legislation.

Net revenues were $32.07 billion for 2017, 5% higher than 2016, due to significantly higher net revenues in Investing & Lending and higher net revenues in both Investment Banking and Investment Management. These increases were partially offset by lower net revenues in Institutional Client Services, primarily reflecting significantly lower net revenues in Fixed Income, Currency and Commodities Client Execution (FICC Client Execution).

Operating expenses were $20.94 billion for 2017, 3% higher than 2016, due to slightly higher non-compensation expenses and compensation and benefits expenses.

We returned $7.90 billion of capital to common shareholders during 2017, including $6.72 billion of common share repurchases and $1.18 billion in common stock dividends. Our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 12.1% and 10.9%, respectively, as of December 2017. See Note 20 to the consolidated financial statements for further information about our capital ratios.

In 2017, we announced strategic growth initiatives with an emphasis on growing earnings and returns. To accomplish these initiatives, we will continue to make investments in our businesses, including in technology and talent, while exploring new opportunities. We estimate these initiatives could generate $5 billion of incremental net revenues and $2.5 billion of incremental pre-tax earnings in 2020.

2016 versus 2015. We generated net earnings of $7.40 billion and diluted earnings per common share of $16.29 for 2016, an increase of 22% and 34%, respectively, compared with $6.08 billion and $12.14 per share for 2015. Return on average common shareholders’ equity was 9.4% for 2016, compared with 7.4% for 2015. Book value per common share was $182.47 as of December 2016, 6.7% higher compared with December 2015.

Net revenues were $30.61 billion for 2016, 9% lower than 2015, due to significantly lower net revenues in Investing & Lending and lower net revenues in Investment Banking, Institutional Client Services and Investment Management. These results reflected the impact of a challenging operating environment during the first half of 2016, particularly during the first quarter, although the environment improved during the second half of the year.

Operating expenses were $20.30 billion for 2016, 19% lower than 2015, primarily due to significantly lower non-compensation expenses, primarily reflecting significantly lower net provisions for mortgage-related litigation and regulatory matters, as 2015 included provisions related to the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group), as well as lower market development expenses and professional fees, reflecting expense savings initiatives. Compensation and benefits expenses were also lower, reflecting a decrease in net revenues and the impact of expense savings initiatives.

We returned $7.20 billion of capital to common shareholders during 2016, including $6.07 billion of common share repurchases and $1.13 billion in common stock dividends. Our CET1 ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, in each case reflecting the applicable transitional provisions, was 14.5% and 13.1%, respectively, as of December 2016. See Note 20 to the consolidated financial statements for further information about our capital ratios.

46	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During 2017, real gross domestic product (GDP) growth appeared to generally increase compared to 2016 in both advanced and emerging market economies. In advanced economies, real GDP growth was higher in the U.S., the Euro area and Japan, but decreased slightly in the U.K. In emerging markets, real GDP growth increased slightly in China and appeared to decrease in India. Real GDP appeared to grow in Russia and Brazil compared with contractions in 2016. Broadly, global macroeconomic data remained strong throughout 2017, and volatility in equity, fixed income, currency and commodity markets was low. Major elections were held in France, the U.K., Germany and China, but none of these events resulted in significant volatility across markets. Major central banks continued to gradually tighten their stance on monetary policy, as the U.S. Federal Reserve increased its target interest rate three times and began the process of balance sheet normalization. In investment banking, industry-wide announced and completed mergers and acquisitions transactions remained solid during 2017, although volumes declined compared with 2016. Industry-wide offerings in equity underwriting increased significantly compared with 2016, and industry-wide debt underwriting offerings remained strong, particularly in leveraged finance activity.

United States

In the U.S., real GDP increased by 2.3% in 2017, compared with an increase of 1.5% in 2016, as growth in business fixed investment increased. Measures of consumer confidence were stronger on average compared with the prior year, and the unemployment rate declined to 4.1% as of December 2017. Housing starts, sales and prices increased compared with 2016, while measures of inflation were mixed. The U.S. Federal Reserve increased its target rate for the federal funds rate by 25 basis points at each of the March, June and December meetings to end the year at a target range of 1.25% to 1.50%. In September, the U.S. Federal Reserve formally announced the process of balance sheet normalization. Previously, the U.S. Federal Reserve reinvested all proceeds from the maturity of bonds on its balance sheet, but since October 2017, $6 billion of U.S. Treasury securities and $4 billion of agency debt and mortgage-backed securities matured each month without reinvestment of the proceeds. These monthly allowances are expected to rise gradually over time to peak levels of $30 billion and $20 billion, respectively. The yield on the 10-year U.S. Treasury note decreased by 5 basis points during 2017 to 2.40%. The price of natural gas decreased by 21% compared to the end of 2016 to $2.95 per million British thermal units and the price of crude oil (WTI) increased by 12% to approximately $60 per barrel. In equity markets, the NASDAQ Composite Index, the Dow Jones Industrial Average and the S&P 500 Index increased by 28%, 25% and 19%, respectively, during 2017.

Europe

In the Euro area, real GDP increased by 2.5% in 2017, compared with an increase of 1.7% in 2016. Net exports improved, while growth in consumer spending and fixed investment slowed slightly. Measures of inflation remained subdued, prompting the European Central Bank (ECB) to announce an extension of its asset purchase program in the fourth quarter of 2017, although the pace of its monthly asset purchases decreased from €60 billion to €30 billion beginning in January 2018. The ECB maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40%). The Euro appreciated by 14% against the U.S. dollar. Yields on 10-year government bonds in the Euro area generally increased during the year. In equity markets, the DAX Index, CAC 40 Index and Euro Stoxx 50 Index increased by 13%, 9% and 6%, respectively, during 2017. During 2017, the process of negotiating an arrangement for the withdrawal of the U.K. from the E.U. began, resulting in an agreement on certain issues in December as negotiations shifted to transitional arrangements. In the U.K., real GDP increased by 1.7% in 2017, compared with an increase of 1.9% in 2016. Inflation increased materially in 2017 prompting the Bank of England to raise the official bank rate by 25 basis points in November. The British pound appreciated by 10% against the U.S. dollar during 2017. Yields on 10-year government bonds in the U.K. decreased slightly during the year and, in equity markets, the FTSE 100 Index increased by 8% during 2017.

Asia

In Japan, real GDP increased by 1.6% in 2017, compared with an increase of 0.9% in 2016. The Bank of Japan maintained its negative interest rate policy and continued to target a yield on 10-year Japanese government bonds of approximately 0%. The yield on 10-year Japanese government bonds was essentially unchanged, the U.S. dollar depreciated by 4% against the Japanese yen and the Nikkei 225 Index increased by 19% in 2017. In China, real GDP increased by 6.9% in 2017, compared with an increase of 6.7% in 2016. The People’s Bank of China slightly tightened its stance on monetary policy in early 2017. Measures of inflation decreased and the U.S. dollar depreciated by 6% against the Chinese yuan. In equity markets, the Hang Seng Index and the Shanghai Composite Index increased by 36% and 7%, respectively, during 2017. In India, real GDP appeared to increase by 6.2% in 2017, compared with an increase of 7.9% in 2016, and the rate of inflation decreased compared with 2016. The U.S. dollar depreciated by 6% against the Indian rupee and the BSE Sensex Index increased by 28% during 2017.

Goldman Sachs 2017 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Markets

In Brazil, real GDP appeared to increase by 1.1% in 2017, compared with a contraction of 3.5% in 2016. The U.S. dollar appreciated by 2% against the Brazilian real and the Bovespa Index increased by 27%. In Russia, real GDP appeared to increase by 1.5% in 2017, compared with a contraction of 0.2% in 2016. The U.S. dollar depreciated by 6% against the Russian ruble and the MICEX Index decreased by 6% during 2017.

Critical Accounting Policies

Fair Value

Fair Value Hierarchy. Financial instruments owned and financial instruments sold, but not yet purchased (i.e., inventory), as well as certain other financial assets and financial liabilities, are included in our consolidated statements of financial condition at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting policy.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of December 2017 and December 2016, level 3 financial assets represented 2.1% and 2.7%, respectively, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

48	Goldman Sachs 2017 Form 10-K

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

Review of Net Revenues. Independent control and support functions ensure adherence to our pricing policy through a combination of daily procedures, including the explanation and attribution of net revenues based on the underlying factors. Through this process, we independently validate net revenues, identify and resolve potential fair value or trade booking issues on a timely basis and seek to ensure that risks are being properly categorized and quantified.

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

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed by comparing the estimated fair value of each reporting unit with its estimated carrying value.

In the fourth quarter of 2017, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment. The qualitative assessment required management to make judgments and to evaluate several factors, which included, but were not limited to, performance indicators, firm and industry events, macroeconomic indicators and fair value indicators. Based on our evaluation of these factors, we determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, we determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.

See Note 13 to the consolidated financial statements for further information about our goodwill.

Estimating the fair value of our reporting units requires management to make judgments. Critical inputs to the fair value estimates include projected earnings and attributed equity. There is inherent uncertainty in the projected earnings. The estimated net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. See “Equity Capital Management and Regulatory Capital” for further information about our capital requirements.

Goldman Sachs 2017 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

If we experience a prolonged or severe period of weakness in the business environment, financial markets or our performance, or additional increases in capital requirements, our goodwill could be impaired in the future. In addition, significant changes to other inputs of the quantitative goodwill test could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

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

Use of Estimates

U.S. GAAP requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining income tax expense related to Tax Legislation, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), the allowance for losses on loans receivable and lending commitments held for investment, and provisions for losses that may arise from tax audits.

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

In accounting for income taxes, we recorded an estimated impact of Tax Legislation. We have made assumptions and judgments regarding interpretations of Tax Legislation. In addition, in accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. See Note 24 to the consolidated financial statements for further information about income taxes.

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

50	Goldman Sachs 2017 Form 10-K

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

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December
$ in millions, except per share amounts	2017	2016	2015
Net revenues	$32,073	$30,608	$33,820
Pre-tax earnings	$11,132	$10,304	$ 8,778
Net earnings	$ 4,286	$ 7,398	$ 6,083
Net earnings applicable to common shareholders	$ 3,685	$ 7,087	$ 5,568
Diluted earnings per common share	$ 9.01	$ 16.29	$ 12.14
Return on average common shareholders’ equity	4.9%	9.4%	7.4%
Net earnings to average total assets	0.5%	0.8%	0.7%
Return on average total shareholders’ equity	5.0%	8.5%	7.0%
Total average shareholders’ equity to average total assets	9.5%	9.8%	9.9%
Dividend payout ratio	32.2%	16.0%	21.0%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•

Net earnings applicable to common shareholders for 2016 included a benefit of $266 million, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock. See Note 19 to the consolidated financial statements for further information.

•

Return on average common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. Return on average total shareholders’ equity is calculated by dividing net earnings by average monthly total shareholders’ equity. The table below presents our average common and total shareholders’ equity.

	Average for the Year Ended December
$ in millions	2017	2016	2015
Total shareholders’ equity	$ 85,959	$ 86,658	$ 86,314
Preferred stock	(11,238)	(11,304)	(10,585)
Common shareholders’ equity	$ 74,721	$ 75,354	$ 75,729
•

In 2017, we recorded $4.40 billion of estimated income tax expense related to Tax Legislation. Excluding this expense, diluted earnings per common share were $19.76 and return on average common shareholders’ equity was 10.8% for 2017. We believe that presenting our results excluding Tax Legislation is meaningful as excluding this item increases the comparability of period-to-period results. See “Results of Operations — Provision for Taxes” below for further information about Tax Legislation. Diluted earnings per common share and return on average common shareholders’ equity, excluding the estimated impact of Tax Legislation, are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity, excluding the estimated impact of Tax Legislation.

in millions, except per share amounts	Year Ended December 2017
Net earnings applicable to common shareholders, as reported	$ 3,685
Estimated impact of Tax Legislation	4,400
Net earnings applicable to common shareholders, excluding the estimated impact of Tax Legislation	$ 8,085
Divided by average diluted common shares	409.1
Diluted earnings per common share, excluding the estimated impact of Tax Legislation	$ 19.76

$ in millions	Average for the Year Ended December 2017
Common shareholders’ equity, as reported	$74,721
Estimated impact of Tax Legislation	338
Common shareholders’ equity, excluding the estimated impact of Tax Legislation	$75,059

•

In 2017, as required, we adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” The impact of adoption was a reduction to our provision for taxes of $719 million for 2017, which increased diluted earnings per common share by approximately $1.75 and return on average common shareholders’ equity by approximately 1.0 percentage points. See Note 3 to the consolidated financial statements for further information about this ASU.

•

In 2015, we recorded provisions of $3.37 billion related to the settlement agreement with the RMBS Working Group, which reduced diluted earnings per common share by $6.53 and return on average common shareholders’ equity by 3.8 percentage points for 2015. See Note 27 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Goldman Sachs 2017 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

The table below presents our net revenues by line item in the consolidated statements of earnings.

	Year Ended December
$ in millions	2017	2016	2015
Investment banking	$ 7,371	$ 6,273	$ 7,027
Investment management	5,803	5,407	5,868
Commissions and fees	3,051	3,208	3,320
Market making	7,660	9,933	9,523
Other principal transactions	5,256	3,200	5,018
Total non-interest revenues	29,141	28,021	30,756
Interest income	13,113	9,691	8,452
Interest expense	10,181	7,104	5,388
Net interest income	2,932	2,587	3,064
Total net revenues	$32,073	$30,608	$33,820

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

Operating Environment. During 2017, generally higher asset prices and tighter credit spreads were supportive of industry-wide underwriting activities, investment management performance and other principal transactions. However, low levels of volatility in equity, fixed income, currency and commodity markets continued to negatively affect our market-making activities, particularly in fixed income, currency and commodity products. The price of natural gas decreased significantly during 2017, while the price of oil increased compared with the end of 2016.

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

The first half of 2016 included challenging trends in the operating environment for our business activities including concerns and uncertainties about global economic growth, central bank activity and the political uncertainty and economic implications surrounding the potential exit of the U.K. from the E.U. During the second half of 2016, the operating environment improved, as global equity markets steadily increased and investment grade and high-yield credit spreads tightened. These trends provided a more favorable backdrop for our business activities.

2017 versus 2016

Net revenues in the consolidated statements of earnings were $32.07 billion for 2017, 5% higher than 2016, due to significantly higher other principal transactions revenues, and higher investment banking revenues, investment management revenues and net interest income. These increases were partially offset by significantly lower market making revenues and lower commissions and fees.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $7.37 billion for 2017, 18% higher than 2016. Revenues in financial advisory were higher compared with 2016, reflecting an increase in completed mergers and acquisitions transactions. Revenues in underwriting were significantly higher compared with 2016, due to significantly higher revenues in both debt underwriting, primarily reflecting an increase in industry-wide leveraged finance activity, and equity underwriting, reflecting an increase in industry-wide secondary offerings.

52	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment management revenues in the consolidated statements of earnings were $5.80 billion for 2017, 7% higher than 2016, due to higher management and other fees, reflecting higher average assets under supervision, and higher transaction revenues.

Commissions and fees in the consolidated statements of earnings were $3.05 billion for 2017, 5% lower than 2016, reflecting a decline in our listed cash equity volumes in the U.S. Market volumes in the U.S. also declined.

Market making revenues in the consolidated statements of earnings were $7.66 billion for 2017, 23% lower than 2016, due to significantly lower revenues in commodities, currencies, credit products, interest rate products and equity derivative products. These results were partially offset by significantly higher revenues in equity cash products and significantly improved results in mortgages.

Other principal transactions revenues in the consolidated statements of earnings were $5.26 billion for 2017, 64% higher than 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by company-specific events and corporate performance. In addition, net gains from public equities were significantly higher, as global equity prices increased during the year.

Net Interest Income. Net interest income in the consolidated statements of earnings was $2.93 billion for 2017, 13% higher than 2016, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, higher interest income from loans receivable due to higher yields and an increase in total average loans receivable, an increase in total average financial instruments owned, and the impact of higher interest rates on other interest-earning assets and deposits with banks. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, an increase in total average long-term borrowings, and the impact of higher interest rates on interest-bearing deposits, short-term borrowings and collateralized financings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

2016 versus 2015

Net revenues in the consolidated statements of earnings were $30.61 billion for 2016, 9% lower than 2015, reflecting the impact of a challenging operating environment during the first half of 2016, particularly during the first quarter, although the environment improved during the second half of the year. The decrease in net revenues was primarily due to significantly lower other principal transactions revenues and lower investment banking revenues, net interest income and investment management revenues. In addition, commissions and fees were slightly lower. These results were partially offset by slightly higher market making revenues.

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

Market making revenues in the consolidated statements of earnings were $9.93 billion for 2016, 4% higher than 2015, due to significantly higher revenues in interest rate products and credit products. These results were partially offset by significantly lower revenues in equity cash products and lower revenues in currencies, mortgages, equity derivative products and commodities.

Goldman Sachs 2017 Form 10-K	53

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

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. In addition, see “Use of Estimates” for further information about expenses that may arise from litigation and regulatory proceedings.

In the context of the challenging environment, we completed an initiative during 2016 that identified areas where we can operate more efficiently, resulting in a reduction of approximately $900 million in annual run rate compensation. For 2016, net savings from this initiative, after severance and other related costs, were approximately $500 million.

The table below presents our operating expenses and total staff (including employees, consultants and temporary staff).

	Year Ended December
$ in millions	2017	2016	2015
Compensation and benefits	$11,853	$11,647	$12,678
Brokerage, clearing, exchange and distribution fees	2,540	2,555	2,576
Market development	588	457	557
Communications and technology	897	809	806
Depreciation and amortization	1,152	998	991
Occupancy	733	788	772
Professional fees	965	882	963
Other expenses	2,213	2,168	5,699
Total non-compensation expenses	9,088	8,657	12,364
Total operating expenses	$20,941	$20,304	$25,042
Total staff at period-end	36,600	34,400	36,800

In the table above, other expenses for 2015 included $3.37 billion recorded for the settlement agreement with the RMBS Working Group. See Note 27 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

2017 versus 2016. Operating expenses in the consolidated statements of earnings were $20.94 billion for 2017, 3% higher than 2016. Compensation and benefits expenses in the consolidated statements of earnings were $11.85 billion for 2017, 2% higher than 2016. The ratio of compensation and benefits to net revenues for 2017 was 37.0% compared with 38.1% for 2016.

Non-compensation expenses in the consolidated statements of earnings were $9.09 billion for 2017, 5% higher than 2016, primarily driven by our investments to fund growth. The increase compared with 2016 reflected higher expenses related to consolidated investments and our digital lending and deposit platform, Marcus: by Goldman Sachs (Marcus). These increases were primarily included in depreciation and amortization expenses, market development expenses and other expenses. In addition, technology expenses increased, reflecting higher expenses related to cloud-based services and software depreciation, and professional fees increased, primarily related to consulting costs. These increases were partially offset by lower net provisions for litigation and regulatory proceedings, and lower occupancy expenses (primarily related to exit costs in 2016).

Net provisions for litigation and regulatory proceedings for 2017 were $188 million compared with $396 million for 2016. 2017 included a $127 million charitable contribution to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. We ask our participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

54	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of December 2017, total staff increased 6% compared with December 2016, reflecting investments in technology and Marcus, and support of our regulatory efforts.

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

Non-compensation expenses in the consolidated statements of earnings were $8.66 billion for 2016, 30% lower than 2015, primarily due to significantly lower net provisions for mortgage-related litigation and regulatory matters, which are included in other expenses. In addition, market development expenses and professional fees were lower compared with 2015, reflecting expense savings initiatives. Net provisions for litigation and regulatory proceedings for 2016 were $396 million compared with $4.01 billion for 2015 (2015 primarily related to net provisions for mortgage-related matters). 2016 included a $114 million charitable contribution to Goldman Sachs Gives. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. We ask our participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

As of December 2016, total staff decreased 7% compared with December 2015, due to expense savings initiatives.

Provision for Taxes

The effective income tax rate for 2017 was 61.5%, up from 28.2% for 2016. The increase compared with 2016 reflected the estimated impact of Tax Legislation, which was enacted on December 22, 2017 and, among other things, lowers U.S. corporate income tax rates as of January 1, 2018, implements a territorial tax system and imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The estimated impact of Tax Legislation was an increase in income tax expense of $4.40 billion, of which $3.32 billion was due to the repatriation tax and $1.08 billion was due to the effects of the implementation of the territorial tax system and the remeasurement of U.S. deferred tax assets at lower enacted corporate tax rates.

The impact of Tax Legislation may differ from this estimate, possibly materially, due to, among other things, (i) refinement of our calculations based on updated information, (ii) changes in interpretations and assumptions, (iii) guidance that may be issued and (iv) actions we may take as a result of Tax Legislation.

Excluding the estimated impact of Tax Legislation, the effective income tax rate for 2017 was 22.0%, down from 28.2% for 2016. This decrease was primarily due to tax benefits on the settlement of employee share-based awards in accordance with ASU No. 2016-09. The impact of these settlements in 2017 was a reduction to our provision for taxes of $719 million and a reduction in our effective income tax rate of 6.4 percentage points. See Note 3 to the consolidated financial statements for further information about this ASU.

The effective income tax rate, excluding the estimated impact of Tax Legislation, is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. We believe that presenting our effective income tax rate, excluding the estimated impact of Tax Legislation is meaningful, as excluding this item increases the comparability of period-to-period results.

The table below presents the calculation of the effective income tax rate, excluding the estimated impact of Tax Legislation.

	Year Ended December 2017
$ in millions	Pre-tax earnings	Provision for taxes	Effective income tax rate
As reported	$11,132	$6,846	61.5%
Estimated impact of Tax Legislation	–	4,400	–
Excluding the estimated impact of Tax Legislation	$11,132	$2,446	22.0%

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

Effective January 1, 2018, Tax Legislation reduced the U.S. corporate tax rate to 21 percent, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2 percent of total deductible expenses to certain foreign subsidiaries. GILTI is a 10.5 percent tax, before allowable credits for foreign taxes paid, on the annual earnings and profits of certain foreign subsidiaries. Based on our current understanding of these rules, the impact of BEAT and GILTI is not expected to be material to our effective income tax rate.

Goldman Sachs 2017 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Year Ended December
$ in millions	2017	2016	2015
Investment Banking
Net revenues	$ 7,371	$ 6,273	$ 7,027
Operating expenses	3,526	3,437	3,713
Pre-tax earnings	$ 3,845	$ 2,836	$ 3,314
Institutional Client Services
Net revenues	$11,902	$14,467	$15,151
Operating expenses	9,692	9,713	13,938
Pre-tax earnings	$ 2,210	$ 4,754	$ 1,213
Investing & Lending
Net revenues	$ 6,581	$ 4,080	$ 5,436
Operating expenses	2,796	2,386	2,402
Pre-tax earnings	$ 3,785	$ 1,694	$ 3,034
Investment Management
Net revenues	$ 6,219	$ 5,788	$ 6,206
Operating expenses	4,800	4,654	4,841
Pre-tax earnings	$ 1,419	$ 1,134	$ 1,365
Total net revenues	$32,073	$30,608	$33,820
Total operating expenses	20,941	20,304	25,042
Total pre-tax earnings	$11,132	$10,304	$ 8,778

In the table above:

•

Operating expenses included $3.37 billion recorded in Institutional Client Services in 2015 related to the settlement agreement with the RMBS Working Group. See Note 27 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

•	All operating expenses have been allocated to our segments except for charitable contributions of $127 million for 2017, $114 million for 2016 and $148 million for 2015.

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

The table below presents the operating results of our Investment Banking segment.

	Year Ended December
$ in millions	2017	2016	2015
Financial Advisory	$3,188	$2,932	$3,470
Equity underwriting	1,243	891	1,546
Debt underwriting	2,940	2,450	2,011
Total Underwriting	4,183	3,341	3,557
Total net revenues	7,371	6,273	7,027
Operating expenses	3,526	3,437	3,713
Pre-tax earnings	$3,845	$2,836	$3,314

The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December
$ in billions	2017	2016	2015
Announced mergers and acquisitions	$1,016	$ 969	$1,530
Completed mergers and acquisitions	$ 933	$1,215	$1,241
Equity and equity-related offerings	$ 68	$ 49	$ 73
Debt offerings	$ 279	$ 266	$ 244

56	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•	Volumes are per Dealogic. Prior periods have been conformed to reflect volumes per Dealogic.

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

Operating Environment. During 2017, industry-wide announced and completed mergers and acquisitions transactions remained solid, increasing slightly compared with 2016, although volumes declined compared with the prior year.

In underwriting, generally higher equity prices and tighter credit spreads during 2017 continued to contribute to a relatively favorable financing environment. Industry-wide debt underwriting offerings remained strong, particularly in leveraged finance activity. Industry-wide equity underwriting offerings increased significantly during 2017 compared with the weak backdrop for new issuances during 2016.

In the future, if industry-wide mergers and acquisitions transactions decline or volumes continue to decline, or if industry-wide activity levels in debt underwriting or equity underwriting decline, net revenues in Investment Banking would likely be negatively impacted.

During 2016, Investment Banking operated in an environment characterized by robust industry-wide mergers and acquisitions activity. Industry-wide equity underwriting volumes decreased significantly compared with strong levels in 2015, while industry-wide debt underwriting volumes increased compared with 2015.

2017 versus 2016. Net revenues in Investment Banking were $7.37 billion for 2017, 18% higher than 2016.

Net revenues in Financial Advisory were $3.19 billion, 9% higher than 2016, reflecting an increase in completed mergers and acquisitions transactions. Net revenues in Underwriting were $4.18 billion, 25% higher than 2016, due to significantly higher net revenues in both debt underwriting, primarily reflecting an increase in industry-wide leveraged finance activity, and equity underwriting, reflecting an increase in industry-wide secondary offerings.

Operating expenses were $3.53 billion for 2017, 3% higher than 2016, due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $3.85 billion in 2017, 36% higher than 2016.

As of December 2017, our investment banking transaction backlog increased compared with the end of 2016, due to significantly higher estimated net revenues from potential debt underwriting transactions and significantly higher estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings. These increases were partially offset by lower estimated net revenues from potential advisory transactions, principally related to mergers and acquisitions.

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

Goldman Sachs 2017 Form 10-K	57

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

Market-Making Activities

As a market maker, we facilitate transactions in both liquid and less liquid markets, primarily for institutional clients, such as corporations, financial institutions, investment funds and governments, to assist clients in meeting their investment objectives and in managing their risks. In this role, we seek to earn the difference between the price at which a market participant is willing to sell an instrument to us and the price at which another market participant is willing to buy it from us, and vice versa (i.e., bid/offer spread). In addition, we maintain inventory, typically for a short period of time, in response to, or in anticipation of, client demand. We also hold inventory to actively manage our risk exposures that arise from these market-making activities. Our market-making inventory is recorded in financial instruments owned (long positions) or financial instruments sold, but not yet purchased (short positions) in our consolidated statements of financial condition.

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

58	Goldman Sachs 2017 Form 10-K

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

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December
$ in millions	2017	2016	2015
FICC Client Execution	$ 5,299	$ 7,556	$ 7,322
Equities client execution	2,046	2,194	3,028
Commissions and fees	2,920	3,078	3,156
Securities services	1,637	1,639	1,645
Total Equities	6,603	6,911	7,829
Total net revenues	11,902	14,467	15,151
Operating expenses	9,692	9,713	13,938
Pre-tax earnings	$ 2,210	$ 4,754	$ 1,213

The table below presents net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings. See “Net Revenues” above for further information about market making revenues, commissions and fees, and net interest income.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Year Ended December 2017
Market making	$ 4,403	$ 3,257	$ 7,660
Commissions and fees	–	2,920	2,920
Net interest income	896	426	1,322
Total net revenues	$ 5,299	$ 6,603	$11,902
Year Ended December 2016
Market making	$ 6,803	$ 3,130	$ 9,933
Commissions and fees	–	3,078	3,078
Net interest income	753	703	1,456
Total net revenues	$ 7,556	$ 6,911	$14,467
Year Ended December 2015
Market making	$ 5,893	$ 3,630	$ 9,523
Commissions and fees	–	3,156	3,156
Net interest income	1,429	1,043	2,472
Total net revenues	$ 7,322	$ 7,829	$15,151

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution, for the periods in the table above, was client activity.

Operating Environment. Low volatility levels in equity, fixed income, currency and commodity markets were a consistent theme during 2017, impacting the operating environment for Institutional Client Services throughout the year. During 2017, average VIX declined to 11.10 compared with 15.84 in 2016, U.S. and European interest rates experienced historically low volatility levels, and volatility in G-10 currencies were near 10-year lows. This continued to negatively affect client activity across businesses, particularly in FICC Client Execution for 2017.

Although market-making conditions remained challenging, including the price of natural gas decreasing by 21% compared to the end of 2016 to $2.95 per million British thermal units, there were some positives in the financial markets. Global equity markets continued to increase, with the MSCI World Index up 22% during 2017, and credit spreads continued to generally tighten in 2017. In addition, the price of oil increased by 12% compared to the end of 2016 to approximately $60 per barrel (WTI).

If the trend of low volatility continues over the long term and activity levels remain low, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the year.

The first half of 2016 included challenging trends in the operating environment for Institutional Client Services including concerns and uncertainties about global economic growth, central bank activity and the political uncertainty and economic implications surrounding the potential exit of the U.K. from the E.U. During the second half of 2016, the operating environment improved, as global equity markets steadily increased and investment grade and high-yield credit spreads tightened. These trends drove improved client sentiment and market-making conditions during the second half of 2016.

Goldman Sachs 2017 Form 10-K	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2017 versus 2016. Net revenues in Institutional Client Services were $11.90 billion for 2017, 18% lower than 2016.

Net revenues in FICC Client Execution were $5.30 billion for 2017, 30% lower than 2016, reflecting significantly lower client activity. Approximately one-third of the decline in FICC Client Execution net revenues was due to significantly lower results in commodities.

The following provides details of our FICC Client Execution net revenues by business, compared with 2016 results:

•	Net revenues in commodities were significantly lower, reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues in interest rate products were significantly lower, reflecting lower client activity.

•	Net revenues in currencies were significantly lower, reflecting lower client activity and the impact of challenging market-making conditions on our inventory.

•	Net revenues in credit products were significantly lower, reflecting lower client activity.

•

Net revenues in mortgages were significantly higher, reflecting the impact of favorable market-making conditions on our inventory, including generally tighter spreads, compared with a challenging 2016.

Net revenues in Equities were $6.60 billion, 4% lower than 2016, primarily due to lower commissions and fees, reflecting a decline in our listed cash equity volumes in the U.S. Market volumes in the U.S. also declined. In addition, net revenues in equities client execution were lower, reflecting lower net revenues in derivatives, partially offset by higher net revenues in cash products. Net revenues in securities services were essentially unchanged.

Operating expenses were $9.69 billion for 2017, essentially unchanged compared with 2016, due to decreased compensation and benefits expenses, reflecting lower net revenues, largely offset by increased technology expenses, reflecting higher expenses related to cloud-based services and software depreciation, and increased consulting costs. Pre-tax earnings were $2.21 billion in 2017, 54% lower than 2016.

2016 versus 2015. Net revenues in Institutional Client Services were $14.47 billion for 2016, 5% lower than 2015.

Net revenues in FICC Client Execution were $7.56 billion for 2016, 3% higher than 2015. This increase was primarily driven by the impact of changes in market- making conditions on our inventory.

The following provides details of our FICC Client Execution net revenues by business, compared with 2015 results:

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

We elect the fair value option for certain unsecured borrowings. For 2015, the fair value net gain attributable to the impact of changes in our credit spreads on these borrowings was $255 million ($214 million and $41 million related to FICC Client Execution and equities client execution, respectively). For 2016, we adopted the requirement in ASU No. 2016-01 to present separately such gains and losses in other comprehensive income. The amount included in accumulated other comprehensive loss for 2016 was a loss of $844 million ($544 million, net of tax). See Note 3 to the consolidated financial statements for further information about ASU No. 2016-01.

Operating expenses were $9.71 billion for 2016, 30% lower than 2015, primarily due to significantly lower net provisions for mortgage-related litigation and regulatory matters, and decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $4.75 billion in 2016 compared with $1.21 billion in 2015.

60	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans, including our relationship lending activities, to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, including through our merchant banking business and our special situations group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that we manage. We also make unsecured and secured loans to retail clients through our digital platforms, Marcus and Goldman Sachs Private Bank Select (GS Select), respectively.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December
$ in millions	2017	2016	2015
Equity securities	$4,578	$2,573	$3,781
Debt securities and loans	2,003	1,507	1,655
Total net revenues	6,581	4,080	5,436
Operating expenses	2,796	2,386	2,402
Pre-tax earnings	$3,785	$1,694	$3,034

Operating Environment. During 2017, generally higher global equity prices and tighter credit spreads contributed to a favorable environment for our equity and debt investments. Results also reflected net gains from company-specific events, including sales, and corporate performance. This environment contrasts with 2016, where, in the first quarter of 2016, market conditions were difficult and corporate performance, particularly in the energy sector, was impacted by a challenging macroeconomic environment. However, market conditions improved during the rest of 2016 as macroeconomic concerns moderated. If macroeconomic concerns negatively affect company-specific events or corporate performance, or if global equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

2017 versus 2016. Net revenues in Investing & Lending were $6.58 billion for 2017, 61% higher than 2016. Net revenues in equity securities were $4.58 billion, including $3.82 billion of net gains from private equities and $762 million in net gains from public equities. Net revenues in equity securities were 78% higher than 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by company-specific events and corporate performance. In addition, net gains from public equities were significantly higher, as global equity prices increased during the year. Of the $4.58 billion of net revenues in equity securities, approximately 60% was driven by net gains from company-specific events, such as sales, and public equities. Net revenues in debt securities and loans were $2.00 billion, 33% higher than 2016, reflecting significantly higher net interest income (2017 included approximately $1.80 billion of net interest income). Net revenues in debt securities and loans for 2017 also included an impairment of approximately $130 million on a secured loan.

Operating expenses were $2.80 billion for 2017, 17% higher than 2016, due to increased compensation and benefits expenses, reflecting higher net revenues, increased expenses related to consolidated investments, and increased expenses related to Marcus. Pre-tax earnings were $3.79 billion in 2017 compared with $1.69 billion in 2016.

2016 versus 2015. Net revenues in Investing & Lending were $4.08 billion for 2016, 25% lower than 2015. Net revenues in equity securities were $2.57 billion, including $2.17 billion of net gains from private equities and $402 million in net gains from public equities. Net revenues in equity securities were 32% lower than 2015, primarily reflecting a significant decrease in net gains from private equities, driven by company-specific events and corporate performance. Net revenues in debt securities and loans were $1.51 billion, 9% lower than 2015, reflecting significantly lower net revenues related to relationship lending activities, due to the impact of changes in credit spreads on economic hedges. Losses related to these hedges were $596 million in 2016, compared with gains of $329 million in 2015. This decrease was partially offset by higher net gains from investments in debt instruments and higher net interest income. See Note 9 to the consolidated financial statements for further information about economic hedges related to our relationship lending activities.

Operating expenses were $2.39 billion for 2016, essentially unchanged compared with 2015. Pre-tax earnings were $1.69 billion in 2016, 44% lower than 2015.

Goldman Sachs 2017 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investment Management

Investment Management provides investment management services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse set of institutional and individual clients. Investment Management also offers wealth advisory services provided by our subsidiary, The Ayco Company, L.P., including portfolio management and financial planning and counseling, and brokerage and other transaction services to high-net-worth individuals and families.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for both 2017 and 2016, and 39 basis points for 2015.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.

The table below presents the operating results of our Investment Management segment.

	Year Ended December
$ in millions	2017	2016	2015
Management and other fees	$5,144	$4,798	$4,887
Incentive fees	417	421	780
Transaction revenues	658	569	539
Total net revenues	6,219	5,788	6,206
Operating expenses	4,800	4,654	4,841
Pre-tax earnings	$1,419	$1,134	$1,365

The table below presents our period-end assets under supervision by asset class.

	As of December
$ in billions	2017	2016	2015
Alternative investments	$ 168	$ 154	$ 148
Equity	321	266	252
Fixed income	660	601	546
Total long-term AUS	1,149	1,021	946
Liquidity products	345	358	306
Total AUS	$1,494	$1,379	$1,252

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our period-end assets under supervision by distribution channel.

	As of December
$ in billions	2017	2016	2015
Institutional	$ 576	$ 511	$ 471
High-net-worth individuals	458	413	369
Third-party distributed	460	455	412
Total	$1,494	$1,379	$1,252

The table below presents a summary of the changes in our assets under supervision.

	Year Ended December
$ in billions	2017	2016	2015
Beginning balance	$1,379	$1,252	$1,178
Net inflows/(outflows):
Alternative investments	15	5	7
Equity	2	(3)	23
Fixed income	25	40	41
Total long-term AUS net inflows/(outflows)	42	42	71
Liquidity products	(13)	52	23
Total AUS net inflows/(outflows)	29	94	94
Net market appreciation/(depreciation)	86	33	(20)
Ending balance	$1,494	$1,379	$1,252

In the table above:

•

Total AUS net inflows/(outflows) for 2017 included $23 billion of inflows ($20 billion in total long-term AUS and $3 billion in liquidity products) in connection with the acquisition of a portion of Verus Investors’ outsourced chief investment officer business (Verus acquisition) and $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform (Australian divestiture).

•

Total long-term AUS net inflows/(outflows) for 2015 included $18 billion of fixed income, equity and alternative investments asset inflows in connection with our acquisition of Pacific Global Advisors’ solutions business.

62	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our average monthly assets under supervision by asset class.

	Average for the Year Ended December
$ in billions	2017	2016	2015
Alternative investments	$ 162	$ 149	$ 145
Equity	292	256	247
Fixed income	633	578	530
Total long-term AUS	1,087	983	922
Liquidity products	330	326	272
Total AUS	$1,417	$1,309	$1,194

Operating Environment. During 2017, Investment Management operated in an environment characterized by generally higher asset prices, resulting in appreciation in both equity and fixed income assets. In addition, our long-term assets under supervision increased from net inflows primarily in fixed income and alternative investment assets. These increases were partially offset by net outflows in liquidity products. As a result, the mix of average assets under supervision during 2017 shifted slightly from liquidity products to long-term assets under supervision as compared to the mix at the end of 2016. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Following a challenging first quarter of 2016, market conditions improved during the remainder of 2016 with higher asset prices resulting in full year appreciation in both equity and fixed income assets. Also, our assets under supervision increased during 2016 from net inflows, primarily in fixed income assets, and liquidity products. The mix of our average assets under supervision shifted slightly compared with 2015 from long-term assets under supervision to liquidity products. Management fees were impacted by many factors, including inflows to advisory services and outflows from actively-managed mutual funds.

2017 versus 2016. Net revenues in Investment Management were $6.22 billion for 2017, 7% higher than 2016, due to higher management and other fees, reflecting higher average assets under supervision, and higher transaction revenues. During the year, total assets under supervision increased $115 billion to $1.49 trillion. Long-term assets under supervision increased $128 billion, including net market appreciation of $86 billion, primarily in equity and fixed income assets, and net inflows of $42 billion (which includes $20 billion of inflows in connection with the Verus acquisition and $5 billion of equity asset outflows in connection with the Australian divestiture), primarily in fixed income and alternative investment assets. Liquidity products decreased $13 billion (which includes $3 billion of inflows in connection with the Verus acquisition).

Operating expenses were $4.80 billion for 2017, 3% higher than 2016, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $1.42 billion in 2017, 25% higher than 2016.

2016 versus 2015. Net revenues in Investment Management were $5.79 billion for 2016, 7% lower than 2015. This decrease primarily reflected significantly lower incentive fees compared with a strong 2015. In addition, management and other fees were slightly lower, reflecting shifts in the mix of client assets and strategies, partially offset by the impact of higher average assets under supervision. During 2016, total assets under supervision increased $127 billion to $1.38 trillion. Long-term assets under supervision increased $75 billion, including net inflows of $42 billion, primarily in fixed income assets, and net market appreciation of $33 billion, primarily in equity and fixed income assets. In addition, liquidity products increased $52 billion.

Operating expenses were $4.65 billion for 2016, 4% lower than 2015, due to decreased compensation and benefits expenses, reflecting lower net revenues. Pre-tax earnings were $1.13 billion in 2016, 17% lower than 2015.

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Goldman Sachs 2017 Form 10-K	63

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

Balance Sheet Planning. We prepare a balance sheet plan that combines our projected total assets and composition of assets with our expected funding sources over a three-year time horizon. This plan is reviewed quarterly and may be adjusted in response to changing business needs or market conditions. The objectives of this planning process are:

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

64	Goldman Sachs 2017 Form 10-K

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

The table below presents our balance sheet allocation.

	As of December
$ in millions	2017	2016
GCLA, segregated assets and other	$285,270	$280,563
Secured client financing	164,123	153,978
Inventory	216,883	206,988
Secured financing agreements	64,991	65,606
Receivables	36,750	29,592
Institutional Client Services	318,624	302,186
Public equity	2,072	3,224
Private equity	20,253	18,224
Total equity	22,325	21,448
Loans receivable	65,933	49,672
Loans, at fair value	14,877	14,230
Total loans	80,810	63,902
Debt securities	8,797	7,445
Other	8,481	5,162
Investing & Lending	120,413	97,957
Total inventory and related assets	439,037	400,143
Other assets	28,346	25,481
Total assets	$916,776	$860,165

In 2017, we aggregated global core liquid assets (GCLA) and other with cash and securities segregated for regulatory and other purposes related to client activity (previously included in secured client financing). Previously reported amounts have been conformed to the current presentation.

The following is a description of the captions in the table above:

•

GCLA, Segregated Assets and Other. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Risk Management — Liquidity Risk Management” below for details on the composition and sizing of our GCLA. We also segregate cash and securities for regulatory and other purposes related to client activity. Securities are segregated from our own inventory, as well as from collateral obtained through securities borrowed or resale agreements. In addition, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

•

Investing & Lending. In Investing & Lending, we make investments and originate loans to provide financing to clients. We also make unsecured and secured loans to retail clients. These investments and loans are typically longer-term in nature. In addition, we make investments, directly and indirectly through funds that we manage, in debt securities, loans, public and private equity securities, infrastructure, real estate entities and other investments. As of December 2017, total equity included $2.07 billion of private equity securities that were acquired during 2017. The regional composition of total equity was approximately 54% and 55% in the Americas, 18% and 18% in Europe, Middle East and Africa (EMEA), and 28% and 27% in Asia as of December 2017 and December 2016, respectively. Other Investing & Lending primarily includes receivables from customers and counterparties.

The table below presents details about loans.

	As of December 2017
$ in millions	Loans Receivable	Loans, at Fair Value	Total
Corporate loans	$30,749	$ 3,924	$34,673
Loans to Private Wealth
Management clients	16,591	7,102	23,693
Loans backed by:
Commercial real estate	7,987	1,825	9,812
Residential real estate	6,234	1,043	7,277
Marcus loans	1,912	–	1,912
Other loans	3,263	983	4,246
Allowance for loan losses	(803)	–	(803)
Total	$65,933	$14,877	$80,810

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. See Note 9 to the consolidated financial statements for further information about loans receivable.

Goldman Sachs 2017 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables and miscellaneous receivables.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of December 2017
Cash and cash equivalents	$110,051	$ –	$ –	$ –	$110,051
Securities purchased under agreements to resell	73,277	26,202	20,931	412	120,822
Securities borrowed	49,242	97,546	44,060	–	190,848
Receivables from brokers, dealers and clearing organizations	–	7,712	16,945	19	24,676
Receivables from customers and counterparties	–	32,663	19,805	7,644	60,112
Loans receivable	–	–	–	65,933	65,933
Financial instruments owned	52,700	–	216,883	46,405	315,988
Subtotal	$285,270	$164,123	$318,624	$120,413	$888,430
Other assets					28,346
Total assets					$916,776
As of December 2016
Cash and cash equivalents	$121,711	$ –	$ –	$ –	$121,711
Securities purchased under agreements to resell	71,561	25,458	18,844	1,062	116,925
Securities borrowed	42,144	95,694	46,762	–	184,600
Receivables from brokers, dealers and clearing organizations	–	6,540	11,504	–	18,044
Receivables from customers and counterparties	–	26,286	18,088	3,406	47,780
Loans receivable	–	–	–	49,672	49,672
Financial instruments owned	45,147	–	206,988	43,817	295,952
Subtotal	$280,563	$153,978	$302,186	$ 97,957	$834,684
Other assets					25,481
Total assets					$860,165

In the table above:

•

Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA, segregated assets and other, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2016 to December 2017.

Balance Sheet Analysis and Metrics

As of December 2017, total assets in our consolidated statements of financial condition were $916.78 billion, an increase of $56.61 billion from December 2016, primarily reflecting increases in financial instruments owned of $20.04 billion, loans receivable of $16.26 billion and receivables from customers and counterparties of $12.33 billion. The increase in financial instruments owned primarily reflected higher client activity and an increase in available-for-sale securities in U.S. government and agency obligations and corporate loans and debt securities, partially offset by the impact of currency movements on derivative valuations. The increase in loans receivable primarily reflected an increase in loans to corporate borrowers and loans backed by real estate. The increase in receivables from customers and counterparties reflected client activity.

As of December 2017, total liabilities in our consolidated statements of financial condition were $834.53 billion, an increase of $61.26 billion from December 2016, primarily reflecting increases in unsecured long-term borrowings of $28.60 billion, collateralized financings of $23.44 billion and deposits of $14.51 billion, partially offset by a decrease in payables to customers and counterparties of $12.57 billion. The increase in unsecured long-term borrowings was primarily due to net new issuances. The increase in collateralized financings reflected the impact of client and firm activity. The increase in deposits reflected increases in institutional deposits and Marcus deposits. The decrease in payables to customers and counterparties reflected client activity.

As of December 2017 and December 2016, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $84.72 billion and $71.82 billion, respectively, which were 2% lower and 5% lower than the daily average amount of repurchase agreements during the quarters ended December 2017 and December 2016, respectively, and 1% lower and 9% lower than the daily average amount of repurchase agreements during the years ended December 2017 and December 2016, respectively. The decrease in our repurchase agreements relative to the daily averages during 2017 and 2016 resulted from the impact of firm and client activity at the end of both years.

The table below presents information about our balance sheet and our leverage ratios.

	As of December
$ in millions	2017	2016
Total assets	$916,776	$860,165
Unsecured long-term borrowings	$217,687	$189,086
Total shareholders’ equity	$ 82,243	$ 86,893
Leverage ratio	11.1x	9.9x
Debt to equity ratio	2.6x	2.2x

66	Goldman Sachs 2017 Form 10-K

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

	As of December
$ in millions, except per share amounts	2017	2016
Total shareholders’ equity	$ 82,243	$ 86,893
Preferred stock	(11,853)	(11,203)
Common shareholders’ equity	70,390	75,690
Goodwill and identifiable intangible assets	(4,038)	(4,095)
Tangible common shareholders’ equity	$ 66,352	$ 71,595
Book value per common share	$ 181.00	$ 182.47
Tangible book value per common share	$ 170.61	$ 172.60

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

•

Book value per common share and tangible book value per common share as of December 2017 were both reduced by $11.31 due to the estimated impact of Tax Legislation. See “Results of Operations — Financial Overview” and “— Provision for Taxes” above for further information about the enactment of Tax Legislation.

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 388.9 million and 414.8 million as of December 2017 and December 2016, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

•	Savings, demand and time deposits through internal and third-party broker-dealers, as well as from retail and institutional clients; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments and other methods.

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

Goldman Sachs 2017 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of December 2017 and December 2016, secured funding included in collateralized financings in the consolidated statements of financial condition was $124.30 billion and $100.86 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis, especially during times of market stress. Our secured funding, excluding funding collateralized by liquid government and agency obligations, is primarily executed for tenors of one month or greater and is primarily executed through term repurchase agreements and securities loaned contracts.

The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that was collateralized by liquid government and agency obligations, exceeded 120 days as of December 2017.

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

We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. As of December 2017 and December 2016, our outstanding borrowings against the Federal Home Loan Bank were $3.40 billion and $2.43 billion, respectively.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of December 2017.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	$8,354	$6,927	$3,806	$11,418	$ 30,505
2020	$5,264	$8,071	$6,039	$ 3,746	23,120
2021	$2,772	$3,651	$7,757	$ 7,601	21,781
2022	$5,998	$5,991	$4,869	$ 5,744	22,602
2023 - thereafter					119,679
Total					$217,687

The weighted average maturity of our unsecured long-term borrowings as of December 2017 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. A growing source of our deposit base consists of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). As of December 2017 and December 2016, our deposits were $138.60 billion and $124.10 billion, respectively. See Note 14 to the consolidated financial statements for further information about our deposits.

68	Goldman Sachs 2017 Form 10-K

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

As of December 2017 and December 2016, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $46.92 billion and $39.27 billion, respectively. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

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

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to any repurchases, we must receive confirmation that the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB) does not object to such capital action. See Notes 16 and 19 to the consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

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

The following is a description of our capital planning and stress testing process:

•

Capital Planning. Our capital planning process incorporates an internal capital adequacy assessment with the objective of ensuring that we are appropriately capitalized relative to the risks in our businesses. We incorporate stress scenarios into our capital planning process with a goal of holding sufficient capital to ensure we remain adequately capitalized after experiencing a severe stress event. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and is integrated into our overall risk management structure, governance and policy framework.

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

As required by the FRB’s annual CCAR rules, we submit a capital plan for review by the FRB. The purpose of the FRB’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress.

Goldman Sachs 2017 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and stress scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across a range of macroeconomic scenarios and firm-specific assumptions.

In addition, the DFAST rules require us to conduct stress tests on a semi-annual basis and publish a summary of certain results. The FRB also conducts its own annual stress tests and publishes a summary of certain results.

With respect to our 2017 CCAR submission, the FRB informed us that it did not object to our capital actions. These capital actions included the potential to repurchase outstanding common stock of up to $8.70 billion, and the potential to issue and redeem other capital securities over the twelve-month period beginning July 2017, and the potential to increase our common stock dividend by up to $0.05 per share in the second quarter of 2018. However, we do not expect that we will utilize our entire share repurchase authorization by June 2018. The amount and timing of our capital actions will be based on, among other things, our current and projected capital position, and capital deployment opportunities. We published a summary of our annual DFAST results in June 2017. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

In October 2017, we submitted our semi-annual DFAST results to the FRB and published a summary of the results of our internally developed severely adverse scenario. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

We are required to submit our 2018 CCAR results to the FRB by April 5, 2018.

In addition, the rules adopted by the FRB under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2017 annual DFAST results to the FRB in April 2017 and published a summary of its annual DFAST results in June 2017. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

Goldman Sachs International (GSI) and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of December 2017, approximately 60% and 55% of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, respectively, subject to transitional provisions, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by our current and projected capital position and our capital plan submitted to the FRB as part of CCAR. The amounts and timing of the repurchases may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

70	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

As of December 2017, the remaining share authorization under our existing repurchase program was 47.6 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

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

In addition, we have established a triggers and alerts framework which is designed to provide the Board of Directors of Group Inc. (Board) with information needed to make an informed decision on whether and when to commence bankruptcy proceedings for Group Inc.

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of our senior unsecured debt obligations. GS&Co. and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA and GSIB have also been assigned long- and short-term issuer ratings, as well as ratings on their long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

Consolidated Regulatory Capital

We are subject to the FRB’s risk-based capital and leverage regulations, subject to certain transitional provisions (Capital Framework). These regulations are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank (G-SIB).

We calculate our CET1, Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Capital Framework (together, the Basel III Advanced Rules) as described in Note 20 to the consolidated financial statements.

The lower of each capital ratio calculated in (i) and (ii) is the ratio against which our compliance with minimum ratio requirements is assessed. Each of the capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to us as of both December 2017 and December 2016.

See Note 20 to the consolidated financial statements for further information about our capital ratios as of both December 2017 and December 2016, and for further information about the Capital Framework.

Goldman Sachs 2017 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Minimum Capital Ratios and Capital Buffers

The table below presents our minimum required ratios.

December 2017 Minimum Ratio
CET1 ratio	7.000%
Tier 1 capital ratio	8.500%
Total capital ratio	10.500%
Tier 1 leverage ratio	4.000%

In the table above:

•

The minimum capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the G-SIB buffer of 2.5% (based on 2015 financial data) and (iii) the countercyclical capital buffer of zero percent.

•

Tier 1 leverage ratio is defined as Tier 1 capital divided by quarterly average adjusted total assets (which includes adjustments for goodwill and identifiable intangible assets, and certain investments in nonconsolidated financial institutions).

The minimum capital ratios applicable to us as of January 2019 will reflect the fully phased-in capital conservation buffer, the countercyclical capital buffer, if any, determined by the FRB and the fully phased-in G-SIB buffer. The G-SIB buffer applicable to us as of January 2019 is 2.5% based on financial data as of or for the year ended December 2017. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

Our minimum required supplementary leverage ratio is 5.0% as of January 1, 2018. See “Supplementary Leverage Ratio” below for further information.

See Note 20 to the consolidated financial statements for information about our capital buffers.

Fully Phased-in Capital Ratios

The table below presents our capital ratios calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules on a fully phased-in basis.

	As of December
$ in millions	2017	2016
Common shareholders’ equity	$ 70,390	$ 75,690
Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,334)	(3,015)
Deduction for investments in nonconsolidated financial institutions	–	(765)
Other adjustments	(63)	(799)
Common Equity Tier 1	66,993	71,111
Preferred stock	11,853	11,203
Deduction for investments in covered funds	(590)	(445)
Other adjustments	(29)	(61)
Tier 1 capital	$ 78,227	$ 81,808
Standardized Tier 2 and Total capital
Tier 1 capital	$ 78,227	$ 81,808
Qualifying subordinated debt	13,360	14,566
Allowance for losses on loans and lending commitments	1,078	722
Other adjustments	(28)	(6)
Standardized Tier 2 capital	14,410	15,282
Standardized Total capital	$ 92,637	$ 97,090
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 78,227	$ 81,808
Standardized Tier 2 capital	14,410	15,282
Allowance for losses on loans and lending commitments	(1,078)	(722)
Basel III Advanced Tier 2 capital	13,332	14,560
Basel III Advanced Total capital	$ 91,559	$ 96,368
RWAs
Credit RWAs	$476,594	$422,544
Market RWAs	87,381	85,263
Standardized RWAs	$563,975	$507,807
Credit RWAs	$421,763	$361,223
Market RWAs	86,854	84,475
Operational RWAs	117,475	115,088
Basel III Advanced RWAs	$626,092	$560,786
CET1 ratio
Standardized	11.9%	14.0%
Basel III Advanced	10.7%	12.7%
Tier 1 capital ratio
Standardized	13.9%	16.1%
Basel III Advanced	12.5%	14.6%
Total capital ratio
Standardized	16.4%	19.1%
Basel III Advanced	14.6%	17.2%

Although the deductions from and adjustments to regulatory capital in the table above were not fully phased-in until January 2018, we believe that the fully phased-in capital ratios are meaningful because they are measures that we, our regulators and investors use to assess our ability to meet future regulatory capital requirements. These fully phased-in capital ratios are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

72	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, included goodwill of $3.67 billion as of both December 2017 and December 2016, and identifiable intangible assets of $373 million and $429 million as of December 2017 and December 2016, respectively, net of associated deferred tax liabilities of $704 million and $1.08 billion as of December 2017 and December 2016, respectively.

•

Deduction for investments in nonconsolidated financial institutions represents the amount by which our investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The decrease from December 2016 to December 2017 primarily reflects reductions in our fund investments.

•

Deduction for investments in covered funds represents our aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. This deduction was not subject to a transition period. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about the Volcker Rule.

•

Other adjustments within CET1 primarily include the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, credit valuation adjustments on derivative liabilities, debt valuation adjustments and other required credit risk-based deductions.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 to the consolidated financial statements for further information about our subordinated debt.

See Note 20 to the consolidated financial statements for information about our transitional capital ratios, which represent the ratios that are applicable to us as of both December 2017 and December 2016.

Supplementary Leverage Ratio

The Capital Framework includes a supplementary leverage ratio requirement for Advanced approach banking organizations. Under amendments to the Capital Framework, the U.S. federal bank regulatory agencies approved a final rule that implements the supplementary leverage ratio aligned with the definition of leverage established by the Basel Committee. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, which consists of daily average total assets for the quarter and certain off-balance-sheet exposures, less certain balance sheet deductions. The Capital Framework requires a minimum supplementary leverage ratio of 5.0% (consisting of the minimum requirement of 3.0% and a 2.0% buffer) for U.S. BHCs deemed to be G-SIBs, effective on January 1, 2018.

The table below presents our supplementary leverage ratio, calculated on a fully phased-in basis.

	For the Three Months Ended or as of December
$ in millions	2017	2016
Tier 1 capital	$ 78,227	$ 81,808
Average total assets	$ 937,424	$ 883,515
Deductions from Tier 1 capital	(4,572)	(4,897)
Average adjusted total assets	932,852	878,618
Off-balance-sheet exposures	408,164	391,555
Total supplementary leverage exposure	$1,341,016	$1,270,173
Supplementary leverage ratio	5.8%	6.4%

In the table above, the off-balance-sheet exposures consists of derivatives, securities financing transactions, commitments and guarantees.

Subsidiary Capital Requirements

Many of our subsidiaries, including GS Bank USA and our broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

GS Bank USA. GS Bank USA is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to BHCs and calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks, which are based on the Capital Framework. See Note 20 to the consolidated financial statements for further information about the Capital Framework as it relates to GS Bank USA, including GS Bank USA’s capital ratios and required minimum ratios.

Goldman Sachs 2017 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, under FRB rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must have a supplementary leverage ratio of 6.0% or greater. The supplementary leverage ratio compares Tier 1 capital to a measure of leverage exposure, defined as daily average total assets for the quarter and certain off-balance-sheet exposures, less certain balance sheet deductions.

The table below presents GS Bank USA’s supplementary leverage ratio, calculated on a fully phased-in basis.

	For the Three Months Ended or as of December
$ in millions	2017	2016
Tier 1 capital	$ 25,341	$ 24,479
Average total assets	$168,854	$169,721
Deductions from Tier 1 capital	(14)	(20)
Average adjusted total assets	168,840	169,701
Off-balance-sheet exposures	176,892	163,464
Total supplementary leverage exposure	$345,732	$333,165
Supplementary leverage ratio	7.3%	7.3%

In the table above, the off-balance-sheet exposures consists of derivatives, securities financing transactions, commitments and guarantees.

GSI. Our regulated U.K. broker-dealer, GSI, is one of our principal non-U.S. regulated subsidiaries and is regulated by the PRA and the Financial Conduct Authority. GSI is subject to the capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive (CRD IV) and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on Basel III.

The table below presents GSI’s minimum required capital ratios.

	December 2017 Minimum Ratio	December 2016 Minimum Ratio
CET1 ratio	7.165%	6.549%
Tier 1 capital ratio	9.143%	8.530%
Total capital ratio	11.771%	11.163%

The minimum capital ratios in the table above incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of capital buffers as described above in “Minimum Capital Ratios and Capital Buffers.”

As of December 2017, GSI had a CET1 ratio of 11.0%, a Tier 1 capital ratio of 13.6% and a Total capital ratio of 16.0%. Each of these ratios included approximately 67 basis points attributable to amounts which will be finalized upon the issuance of GSI’s 2017 annual audited financial statements. As of December 2016, GSI had a CET1 ratio of 12.9%, a Tier 1 capital ratio of 12.9% and a Total capital ratio of 17.2%.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required minimum leverage ratio is expected to become effective for GSI no earlier than January 1, 2021. As of December 2017 and December 2016, GSI had a leverage ratio of 4.1% and 3.8%, respectively. The ratio as of December 2017 included approximately 20 basis points attributable to amounts which will be finalized upon the issuance of GSI’s 2017 annual audited financial statements. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

Other Subsidiaries. The capital requirements of several of our subsidiaries may increase in the future due to the various developments arising from the Basel Committee, the Dodd-Frank Act, and other governmental entities and regulators. See Note 20 to the consolidated financial statements for information about the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2017 and December 2016, Group Inc.’s equity investment in subsidiaries was $93.88 billion and $92.77 billion, respectively, compared with its total shareholders’ equity of $82.24 billion and $86.89 billion, respectively.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 to the consolidated financial statements for information about our net investment hedges, which are used to hedge this risk.

Guarantees of Subsidiaries. Group Inc. has guaranteed the payment obligations of GS&Co. and GS Bank USA, in each case subject to certain exceptions.

74	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Regulatory Matters and Developments

Our businesses are subject to significant and evolving regulation. The Dodd-Frank Act, enacted in July 2010, significantly altered the financial regulatory regime within which we operate. In addition, other reforms have been adopted or are being considered by regulators and policy makers worldwide. Given that many of the new and proposed rules are highly complex, the full impact of regulatory reform will not be known until the rules are implemented and market practices develop under the final regulations. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations. In addition, see Note 20 to the consolidated financial statements for information about regulatory developments as they relate to our regulatory capital and leverage ratios.

Resolution and Recovery Plans

We are required by the FRB and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the FRB to submit a periodic recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

In December 2017, the FRB and the FDIC provided feedback on our 2017 resolution plan and determined that it satisfactorily addressed the shortcomings identified in our prior submissions. The FRB and the FDIC did not identify deficiencies in our 2017 resolution plan, but the FRB and the FDIC did note one shortcoming that must be addressed in our next resolution plan submission. The FRB and the FDIC have extended the next resolution plan filing deadline by one year to July 1, 2019. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

As part of our resolution planning efforts, we put in place a Capital and Liquidity Support Agreement (CLSA) among Group Inc., Goldman Sachs Funding LLC (Funding IHC) and our major subsidiaries. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about the CLSA. Additionally, as part of our preferred resolution strategy, we have established RCAP, Resolution Liquidity Adequacy and Positioning (RLAP), Resolution Liquidity Execution Need (RLEN), and triggers and alerts frameworks. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for further information about RCAP, and triggers and alerts frameworks, and see “Liquidity Risk Management — Liquidity Stress Tests” for further information about RLAP, RLEN, and triggers and alerts frameworks.

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s next resolution plan is due on July 1, 2018.

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

We also enter into these arrangements to underwrite client securitization transactions; provide secondary market liquidity; make investments in performing and nonperforming debt, distressed loans, power-related assets, equity securities, real estate and other assets; provide investors with credit-linked and asset-repackaged notes; and receive or provide letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

Our financial interests in, and derivative transactions with, such nonconsolidated entities are generally accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

Goldman Sachs 2017 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents where information about our various off-balance-sheet arrangements may be found in this Form 10-K. In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Leases	See “Contractual Obligations” below and Note 18 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our time deposits, secured long-term financings, unsecured long-term borrowings, contractual interest payments, subordinated liabilities of consolidated VIEs and minimum rental payments under noncancelable leases.

Our obligations to make future cash payments also include our commitments and guarantees related to off-balance-sheet arrangements, which are excluded from the table below. See Note 18 to the consolidated financial statements for further information about such commitments and guarantees.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the table below. See Note 24 to the consolidated financial statements for further information about our unrecognized tax benefits.

The table below presents our contractual obligations by type.

As of December
$ in millions	2017	2016
Time deposits	$ 30,075	$ 27,394
Secured long-term financings	$ 9,892	$ 8,405
Unsecured long-term borrowings	$217,687	$189,086
Contractual interest payments	$ 54,489	$ 54,552
Subordinated liabilities of consolidated VIEs	$ 19	$ 584
Minimum rental payments	$ 1,964	$ 1,941

The table below presents our contractual obligations by period of expiration.

	As of December 2017
$ in millions	2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Time deposits	$ –	$15,630	$ 8,610	$ 5,835
Secured long-term financings	$ –	$ 4,994	$ 3,019	$ 1,879
Unsecured long-term borrowings	$ –	$53,625	$44,383	$119,679
Contractual interest payments	$6,497	$11,562	$ 8,515	$ 27,915
Subordinated liabilities of consolidated VIEs	$ –	$ –	$ –	$ 19
Minimum rental payments	$ 299	$ 544	$ 350	$ 771

In the table above:

•

Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holders are excluded as they are treated as short-term obligations. See Note 15 to the consolidated financial statements for further information about our short-term borrowings.

•

Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

•

As of December 2017, unsecured long-term borrowings had maturities extending to 2057, consisted principally of senior borrowings, and included $5.61 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•

As of December 2017, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of December 2017, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.69 billion.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2017, and includes stated coupons, if any, on structured notes.

•

Future minimum rental payments are net of minimum sublease rentals under noncancelable leases. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

76	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk Management

Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” below and “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview and Structure of Risk Management

Overview

We believe that effective risk management is of primary importance to our success. Accordingly, we have established an Enterprise Risk Management (ERM) framework that employs a comprehensive, integrated approach to risk management, and is designed to enable comprehensive risk management processes through which we identify, assess, monitor and manage the risks we assume in conducting our activities. These risks include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risk exposures. Our risk management structure is built around three core components: governance, processes and people.

Governance. Risk management governance starts with the Board, which both directly and through its committees, including its Risk Committee, oversees our risk management policies and practices implemented through the ERM framework. The Board is also responsible for the annual review and approval of our risk appetite statement. The risk appetite statement describes the levels and types of risk we are willing to accept or to avoid, in order to achieve our strategic business objectives, while remaining in compliance with regulatory requirements.

The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk and model risk from our independent control and support functions, including the chief risk officer, and on compliance risk and conduct risk from the head of Compliance, on legal and regulatory matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer, as part of the review of the firmwide risk portfolio, regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.

Next, at our most senior levels, our leaders are experienced risk managers, with a sophisticated and detailed understanding of the risks we take. Our senior management, and senior managers in our revenue-producing units and independent control and support functions, lead and participate in risk-oriented committees. Independent control and support functions include Compliance, the Conflicts Resolution Group (Conflicts), Controllers, Credit Risk Management, Human Capital Management, Legal, Liquidity Risk Management and Analysis (Liquidity Risk Management), Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operations, Operational Risk Management and Analysis (Operational Risk Management), Tax, Technology and Treasury.

Our governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk-related committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to identify, manage and mitigate risks.

We maintain strong communication about risk and we have a culture of collaboration in decision-making among the revenue-producing units, independent control and support functions, committees and senior management. While our revenue-producing units are responsible for management of their risk, we dedicate extensive resources to independent control and support functions in order to ensure a strong oversight structure and an appropriate segregation of duties. We regularly reinforce our strong culture of escalation and accountability across all functions.

Goldman Sachs 2017 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Processes. We maintain various processes and procedures that are critical components of our risk management framework, including identifying, assessing, monitoring and limiting our risks.

To effectively assess and monitor our risks, we maintain a daily discipline of marking substantially all of our inventory to current market levels. We carry our inventory at fair value, with changes in valuation reflected immediately in our risk management systems and in net revenues. We do so because we believe this discipline is one of the most effective tools for assessing and managing risk and that it provides transparent and realistic insight into our inventory exposures.

We also apply a rigorous framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly, through its Risk Committee, approves limits and thresholds, included in our risk appetite statement, at firmwide, business and product levels. In addition, the Firmwide Risk Committee is responsible for approving our risk limits framework, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. The Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Liquidity Risk Management,” “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

Active management of our positions is another important process. Proactive mitigation of our market and credit exposures minimizes the risk that we will be required to take outsized actions during periods of stress.

Effective risk reporting and risk decision-making depends on our ability to get the right information to the right people at the right time. As such, we focus on the rigor and effectiveness of our risk systems, with the objective of ensuring that our risk management technology systems are comprehensive, reliable and timely. We devote significant time and resources to our risk management technology to ensure that it consistently provides us with complete, accurate and timely information.

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

We reinforce a culture of effective risk management, consistent with our risk appetite statement, in our training and development programs, as well as the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with our highest standards.

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our revenue-producing units and our independent control and support functions. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact of transactions and activities, which they oversee, on our reputation.

Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members.

78	Goldman Sachs 2017 Form 10-K

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

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of Compliance, and the co-chief operating officer of Fixed Income, Currency and Commodities, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

Goldman Sachs 2017 Form 10-K	79

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Americas Credit Risk Management, and the head of the EMEA Financing Group. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the co-head of the Industrials group in our Investment Banking Division, our chief underwriting officer, and a managing director in Risk Management, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for the ongoing review, approval and monitoring of the ERM framework and for providing oversight of our aggregate financial and nonfinancial risks. This committee is co-chaired by one of our presidents and co-chief operating officers and our chief risk officer, who are appointed as co-chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

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

80	Goldman Sachs 2017 Form 10-K

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

•

Firmwide Conduct and Operational Risk Committee. The Firmwide Conduct and Operational Risk Committee is globally responsible for the ongoing approval and monitoring of the frameworks, policies, parameters and limits which govern our conduct and operational risks. This committee is co-chaired by a managing director in Global Compliance and the head of Operational Risk Management, who are appointed as co-chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations.

Goldman Sachs 2017 Form 10-K	81

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

Our approach to asset-liability management includes:

•

Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for further details;

82	Goldman Sachs 2017 Form 10-K

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

Subsidiary Funding Policies

The majority of our unsecured funding is raised by Group Inc., which lends the necessary funds to Funding IHC and other subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding are enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through a variety of products, including deposits, secured funding and unsecured borrowings.

Our intercompany funding policies assume that a subsidiary’s funds or securities are not freely available to its parent, Funding IHC or other subsidiaries unless (i) legally provided for and (ii) there are no additional regulatory, tax or other restrictions. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. or Funding IHC. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations. Accordingly, we assume that the capital provided to our regulated subsidiaries is not available to Group Inc. or other subsidiaries and any other financing provided to our regulated subsidiaries is not available to Group Inc. or Funding IHC until the maturity of such financing.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2017, Group Inc. had $29.60 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $37.19 billion invested in GSI, a regulated U.K. broker-dealer; $2.69 billion invested in GSJCL, a regulated Japanese broker-dealer; $27.56 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.86 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $114.98 billion of unsubordinated loans (including secured loans of $50.59 billion), and $13.38 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of December 2017. In addition, as of December 2017, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs 2017 Form 10-K	83

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

84	Goldman Sachs 2017 Form 10-K

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

Resolution Liquidity Models. In connection with our resolution planning efforts, we have established our RLAP framework, which estimates liquidity needs of our major subsidiaries in a stressed environment. The liquidity needs are measured using our Modeled Liquidity Outflow assumptions and include certain additional inter-affiliate exposures. We have also established our RLEN framework, which measures the liquidity needs of our major subsidiaries to stabilize and wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.

In addition, we have established a triggers and alerts framework which is designed to provide the Board with information needed to make an informed decision on whether and when to commence bankruptcy proceedings for Group Inc.

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

Goldman Sachs 2017 Form 10-K	85

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2017 and December 2016 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Year Ended December
$ in millions	2017	2016
U.S. dollar-denominated	$155,020	$155,123
Non-U.S. dollar-denominated	63,528	55,980
Total	$218,548	$211,103

The table below presents the average fair value of our GCLA by asset class.

	Average for the Year Ended December
$ in millions	2017	2016
Overnight cash deposits	$ 93,617	$ 92,336
U.S. government obligations	75,108	68,708
U.S. agency obligations	11,813	13,645
Non-U.S. government obligations	38,010	36,414
Total	$218,548	$211,103

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

The table below presents the average GCLA of Group Inc. and Funding IHC, and Group Inc.’s major broker-dealer and bank subsidiaries.

	Average for the Year Ended December
$ in millions	2017	2016
Group Inc. and Funding IHC	$ 37,507	$ 43,638
Major broker-dealer subsidiaries	98,160	86,519
Major bank subsidiaries	82,881	80,946
Total	$218,548	$211,103

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $158.41 billion and $142.33 billion for 2017 and 2016, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

86	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

As a BHC, we are subject to the U.S. federal bank regulatory agencies’ LCR rule. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100%.

The table below presents information about our average daily LCR.

$ in millions	Average for the Three Months Ended December 2017
Total HQLA	$219,108
Eligible HQLA	$162,829
Net cash outflows	$123,518
LCR	132%

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

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to minimum liquidity standards under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2017, GS Bank USA’s LCR exceeded the minimum requirement. The U.S. federal bank regulatory agencies’ proposed NSFR requirement described above would also apply to GS Bank USA.

•

GSI. The LCR rule issued by the U.K. regulatory authorities became effective in the U.K. on October 1, 2015, with a phase-in period whereby certain financial institutions, including GSI, were required to have an 80% minimum ratio initially, increasing to 90% on January 1, 2017 and 100% on January 1, 2018. GSI’s average monthly LCR for the trailing twelve-month period ended December 2017 exceeded the minimum requirement.

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

As of December 2017
	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs 2017 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of December 2017
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

See Note 7 to the consolidated financial statements for further information about derivatives with credit-related contingent features and the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

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

Year Ended December 2017. Our cash and cash equivalents decreased by $11.66 billion to $110.05 billion at the end of 2017. We used $17.74 billion in net cash for operating activities, reflecting a decrease in the net liability for receivables and payables due to client activity. We used $29.12 billion in net cash for investing activities, primarily to fund loans receivable to corporate borrowers and loans backed by real estate and investments in U.S. government and agency obligations accounted for as available-for-sale securities. We generated $35.20 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings and increases in institutional deposits and Marcus deposits, partially offset by repurchases of common stock.

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

88	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory, as well as certain other financial assets and financial liabilities, due to changes in market conditions. We employ a variety of risk measures, each described in the respective sections below, to monitor market risk. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory therefore changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in market making and other principal transactions. Categories of market risk include the following:

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

Goldman Sachs 2017 Form 10-K	89

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

Firmwide stress testing combines market, credit, operational and liquidity risks into a single combined scenario. Firmwide stress tests are primarily used to assess capital adequacy as part of our capital planning and stress testing process; however, firmwide stress testing is also integrated into our risk governance framework. This includes selecting appropriate scenarios to use for our capital planning and stress testing process. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” above for further information.

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

Limits. We use risk limits at various levels (including firmwide, business and product) to govern our risk appetite by controlling the size of our exposures to market risk. Limits are set based on VaR and on a range of stress tests relevant to our exposures. Limits are reviewed frequently and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

90	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve market risk limits and sub-limits at firmwide, business and product levels, consistent with our risk appetite statement. In addition, Market Risk Management (through delegated authority from the Risk Governance Committee) sets market risk limits and sub-limits at certain product and desk levels.

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

See “Model Risk Management” for further information about the review and validation of these models.

Systems

We have made a significant investment in technology to monitor market risk including:

•	An independent calculation of VaR and stress measures;

•	Risk measures calculated at individual position levels;

•	Attribution of risk measures to individual risk factors of each position;

•	The ability to report many different views of the risk measures (e.g., by desk, business, product type or entity); and

•	The ability to produce ad hoc analyses in a timely manner.

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

The table below presents average daily VaR by risk category.

	Year Ended December
$ in millions	2017	2016	2015
Interest rates	$ 40	$ 45	$ 47
Equity prices	24	25	26
Currency rates	12	21	30
Commodity prices	13	17	20
Diversification effect	(35)	(45)	(47)
Total	$ 54	$ 63	$ 76

Our average daily VaR decreased to $54 million in 2017 from $63 million in 2016, due to reductions across all risk categories, partially offset by a decrease in the diversification effect. The overall decrease was primarily due to lower levels of volatility.

Our average daily VaR decreased to $63 million in 2016 from $76 million in 2015, due to reductions across all risk categories, partially offset by a decrease in the diversification effect. The overall decrease was primarily due to reduced exposures.

Goldman Sachs 2017 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents period-end VaR by risk category.

	As of December
$ in millions	2017	2016	2015
Interest rates	$ 48	$ 45	$ 43
Equity prices	31	34	24
Currency rates	7	23	31
Commodity prices	9	19	17
Diversification effect	(30)	(39)	(48)
Total	$ 65	$ 82	$ 67

Our daily VaR decreased to $65 million as of December 2017 from $82 million as of December 2016, primarily due to reductions in the currency rates, commodity prices and equity prices categories, partially offset by a decrease in the diversification effect and an increase in the interest rates category. The overall decrease was primarily due to lower levels of volatility.

Our daily VaR increased to $82 million as of December 2016 from $67 million as of December 2015, primarily due to an increase in the equity prices category and a decrease in the diversification effect, partially offset by a decrease in the currency rates category. The overall increase was primarily due to increased exposures.

During 2017 and 2016, the firmwide VaR risk limit was not exceeded, raised or reduced. During 2015, the firmwide VaR risk limit was temporarily raised on two occasions in order to facilitate client transactions. Separately, in March 2015, the firmwide VaR risk limit was reduced, reflecting lower risk utilization over the prior year.

The table below presents high and low VaR by risk category.

	Year Ended December 2017
$ in millions	High	Low
Interest rates	$57	$29
Equity prices	$38	$17
Currency rates	$28	$ 6
Commodity prices	$27	$ 7

The high and low total VaR was $86 million and $37 million, respectively, for the year ended December 2017.

The chart below reflects our daily VaR over the last four quarters.

The chart below presents the frequency distribution of our daily net revenues for positions included in VaR for 2017.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR during 2017, 2016 and 2015 (i.e., a VaR exception).

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

92	Goldman Sachs 2017 Form 10-K

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

	As of December
$ in millions	2017	2016	2015
Equity	$2,096	$2,085	$2,157
Debt	1,606	1,702	1,479
Total	$3,702	$3,787	$3,636

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•

Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•

Equity and debt funded positions are included in our consolidated statements of financial condition in financial instruments owned. See Note 6 to the consolidated financial statements for further information about cash instruments.

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million and $2 million (including hedges) as of December 2017 and December 2016, respectively. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $35 million and $25 million as of December 2017 and December 2016, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. Loans receivable as of December 2017 and December 2016 were $65.93 billion and $49.67 billion, respectively, substantially all of which had floating interest rates. As of December 2017 and December 2016, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $527 million and $405 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of December 2017 and December 2016, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

In addition, we make investments in securities that are accounted for as available-for-sale and included in financial instruments owned in the consolidated statements of financial condition. See Note 6 to the consolidated financial statements for further information.

We also make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in other assets. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the consolidated financial statements for further information about other assets.

Goldman Sachs 2017 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Statement Linkages to Market Risk Measures

We employ a variety of risk measures, each described in the respective sections above, to monitor market risk across the consolidated statements of financial condition and consolidated statements of earnings. The related gains and losses on these positions are included in market making, other principal transactions, interest income and interest expense in the consolidated statements of earnings, and debt valuation adjustment in the consolidated statements of comprehensive income.

The table below presents certain categories in our consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities. Certain categories in the consolidated statements of financial condition are incorporated in more than one risk measure.

Categories in the Consolidated Statements of Financial Condition	Market Risk Measures
Collateralized agreements	VaR
Receivables	VaR Interest Rate Sensitivity
Financial instruments owned	VaR 10% Sensitivity Measures Credit Spread Sensitivity — Derivatives
Deposits, at fair value	Credit Spread Sensitivity — Financial Liabilities
Collateralized financings	VaR
Financial instruments sold, but not yet purchased	VaR Credit Spread Sensitivity — Derivatives
Unsecured short-term and long-term borrowings, at fair value	VaR Credit Spread Sensitivity — Financial Liabilities

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

94	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our risk assessment process may also include, where applicable, reviewing certain key metrics, such as delinquency status, collateral values, FICO credit scores and other risk factors.

Our global credit risk management systems capture credit exposure to individual counterparties and on an aggregate basis to counterparties and their subsidiaries (economic groups). These systems also provide management with comprehensive information on our aggregate credit risk by product, internal credit rating, industry, country and region.

Risk Measures and Limits

We measure our credit risk based on the potential loss in the event of non-payment by a counterparty using current and potential exposure. For derivatives and securities financing transactions, current exposure represents the amount presently owed to us after taking into account applicable netting and collateral arrangements, while potential exposure represents our estimate of the future exposure that could arise over the life of a transaction based on market movements within a specified confidence level. Potential exposure also takes into account netting and collateral arrangements. For loans and lending commitments, the primary measure is a function of the notional amount of the position.

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

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) approve credit risk limits at firmwide, business and product levels, consistent with our risk appetite statement. Credit Risk Management (through delegated authority from the Risk Governance Committee) sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Risk Committee and the Risk Governance Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

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

Goldman Sachs 2017 Form 10-K	95

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

Credit Exposures

As of December 2017, our aggregate credit exposure increased as compared with December 2016, primarily reflecting an increase in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2016, primarily reflecting an increase in non-investment-grade loans and lending commitments. Our credit exposure to counterparties that defaulted during 2017 was higher as compared with our credit exposure to counterparties that defaulted during the prior year, and substantially all of such exposure related to loans and lending commitments. Our credit exposure to counterparties that defaulted during 2017 remained low, representing less than 0.5% of our total credit exposure, and estimated losses, while higher compared with the prior year, were still not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly-rated banks and central banks.

The table below presents our credit exposure related to unrestricted cash and cash equivalents by industry, region and credit quality.

	Cash as of December
$ in millions	2017	2016
Credit Exposure by Industry
Funds	$ –	$ 138
Financial Institutions	15,609	11,836
Sovereign	76,000	95,092
Total	$91,609	$107,066
Credit Exposure by Region
Americas	$58,300	$ 80,381
EMEA	20,625	16,099
Asia	12,684	10,586
Total	$91,609	$107,066
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$65,972	$ 83,899
AA	7,939	8,784
A	16,422	13,344
BBB	1,060	971
BB or lower	216	68
Total	$91,609	$107,066

The table above excludes cash segregated for regulatory and other purposes of $18.44 billion and $14.65 billion as of December 2017 and December 2016, respectively.

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

96	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our credit exposure related to OTC derivatives by industry and region.

	OTC Derivatives as of December
$ in millions	2017	2016
Credit Exposure by Industry
Funds	$11,288	$13,294
Financial Institutions	10,997	14,116
Consumer, Retail & Healthcare	823	773
Sovereign	7,668	7,019
Municipalities & Nonprofit	2,696	2,959
Natural Resources & Utilities	4,344	3,707
Real Estate	293	85
Technology, Media & Telecommunications	2,074	4,188
Diversified Industrials	2,225	2,529
Other (including Special Purpose Vehicles)	2,628	2,455
Total	$45,036	$51,125
Credit Exposure by Region
Americas	$15,101	$19,629
EMEA	26,447	26,536
Asia	3,488	4,960
Total	$45,036	$51,125

The table below presents the distribution of our credit exposure to OTC derivatives by tenor, both before and after the effect of collateral and netting agreements.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2017
Less than 1 year	$ 16,232	$ 4,854	$ 21,086
1 - 5 years	23,817	5,465	29,282
Greater than 5 years	62,103	4,441	66,544
Total	102,152	14,760	116,912
Netting	(65,039)	(6,837)	(71,876)
OTC derivative assets	$ 37,113	$ 7,923	$ 45,036
Net credit exposure	$ 22,366	$ 7,248	$ 29,614
As of December 2016
Less than 1 year	$ 24,840	$ 3,983	$ 28,823
1 - 5 years	30,801	3,676	34,477
Greater than 5 years	85,951	4,599	90,550
Total	141,592	12,258	153,850
Netting	(96,493)	(6,232)	(102,725)
OTC derivative assets	$ 45,099	$ 6,026	$ 51,125
Net credit exposure	$ 28,879	$ 4,922	$ 33,801

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•

Counterparty netting within the same tenor category is included within such tenor category. Counterparty netting across tenor categories, as well as cash collateral received under enforceable credit support agreements, is included in netting.

•

Net credit exposure represents OTC derivative assets, included in financial instruments owned, less cash collateral and the fair value of securities collateral, primarily U.S. government and agency obligations and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP.

The tables below present the distribution of our credit exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of December 2017
Less than 1 year	$ 663	$ 3,028	$ 7,806	$ 4,735	$ 16,232
1 - 5 years	1,231	4,770	11,975	5,841	23,817
Greater than 5 years	3,263	16,990	21,857	19,993	62,103
Total	5,157	24,788	41,638	30,569	102,152
Netting	(2,678)	(11,131)	(32,143)	(19,087)	(65,039)
OTC derivative assets	$ 2,479	$ 13,657	$ 9,495	$ 11,482	$ 37,113
Net credit exposure	$ 2,245	$ 8,140	$ 5,077	$ 6,904	$ 22,366
As of December 2016
Less than 1 year	$ 332	$ 4,907	$ 12,595	$ 7,006	$ 24,840
1 - 5 years	862	6,898	12,814	10,227	30,801
Greater than 5 years	3,182	42,400	19,682	20,687	85,951
Total	4,376	54,205	45,091	37,920	141,592
Netting	(1,860)	(40,095)	(31,644)	(22,894)	(96,493)
OTC derivative assets	$ 2,516	$ 14,110	$ 13,447	$ 15,026	$ 45,099
Net credit exposure	$ 2,283	$ 8,366	$ 8,401	$ 9,829	$ 28,879

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of December 2017
Less than 1 year	$ 4,603	$251	$ 4,854
1 - 5 years	5,458	7	5,465
Greater than 5 years	4,401	40	4,441
Total	14,462	298	14,760
Netting	(6,814)	(23)	(6,837)
OTC derivative assets	$ 7,648	$275	$ 7,923
Net credit exposure	$ 7,044	$204	$ 7,248
As of December 2016
Less than 1 year	$ 3,661	$322	$ 3,983
1 - 5 years	3,653	23	3,676
Greater than 5 years	4,437	162	4,599
Total	11,751	507	12,258
Netting	(6,207)	(25)	(6,232)
OTC derivative assets	$ 5,544	$482	$ 6,026
Net credit exposure	$ 4,569	$353	$ 4,922

Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

Goldman Sachs 2017 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Commercial Lending. Our commercial lending activities include lending to investment-grade and non-investment-grade corporate borrowers. Loans and lending commitments associated with these activities are principally used for operating liquidity and general corporate purposes or in connection with contingent acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. Our commercial lending activities also include extending loans to borrowers that are secured by commercial and other real estate.

The table below presents our credit exposure related to commercial loans and lending commitments by industry, region and credit quality.

	Loans and Lending Commitments as of December
$ in millions	2017	2016
Credit Exposure by Industry
Funds	$ 5,823	$ 3,854
Financial Institutions	14,255	13,630
Consumer, Retail & Healthcare	44,558	30,007
Sovereign	1,020	902
Municipalities & Nonprofit	804	709
Natural Resources & Utilities	27,196	25,694
Real Estate	23,540	13,034
Technology, Media & Telecommunications	37,282	33,232
Diversified Industrials	25,686	20,847
Other (including Special Purpose Vehicles)	17,848	12,301
Total	$198,012	$154,210
Credit Exposure by Region
Americas	$143,668	$115,145
EMEA	48,239	35,044
Asia	6,105	4,021
Total	$198,012	$154,210
Credit Exposure by Credit Quality (Credit Rating Equivalent)
AAA	$ 3,193	$ 3,135
AA	8,799	8,375
A	33,055	29,227
BBB	63,225	43,151
BB or lower	89,243	69,745
Unrated	497	577
Total	$198,012	$154,210

•

Private Wealth Management and Retail Lending. We extend loans and lending commitments to our Private Wealth Management clients that are primarily secured by residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value. The gross exposure related to such loans and lending commitments was $24.86 billion and $22.51 billion as of December 2017 and December 2016, respectively. Our regional net credit exposure related to these activities was approximately 90% and 92% in the Americas, approximately 5% and 5% in EMEA, and approximately 5% and 3% in Asia as of December 2017 and December 2016, respectively.

In addition, we extend unsecured loans to retail clients through Marcus. The gross exposure related to such loans was $1.91 billion and $208 million as of December 2017 and December 2016, respectively. See Note 9 to the consolidated financial statements for further information about the credit quality indicators of such loans.

We also purchase and have commitments to purchase loans (including distressed loans) and securities. Such loans and securities are primarily backed by residential real estate. The gross exposure related to such loans and lending commitments was $10.24 billion and $5.38 billion as of December 2017 and December 2016, respectively. Our regional net credit exposure related to these activities was approximately 74% and 79% in the Americas and approximately 26% and 21% in EMEA as of December 2017 and December 2016, respectively.

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. government and agency obligations and non-U.S. government and agency obligations. We had $29.07 billion and $28.64 billion as of December 2017 and December 2016, respectively, of credit exposure related to securities financing transactions reflecting both netting agreements and collateral that management considers when determining credit risk. As of both December 2017 and December 2016, substantially all of our credit exposure related to securities financing transactions was with investment-grade financial institutions, funds, governments and municipalities and nonprofits, primarily located in the Americas and EMEA.

98	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties. Receivables from brokers, dealers and clearing organizations primarily consist of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties generally consist of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables. Our net credit exposure related to these activities was $34.32 billion and $31.39 billion as of December 2017 and December 2016, respectively, and primarily consisted of initial margin (both cash and securities) placed with investment-grade clearing organizations. Our regional net credit exposure related to these activities was approximately 41% and 44% in the Americas, approximately 49% and 42% in EMEA, and approximately 10% and 14% in Asia as of December 2017 and December 2016, respectively.

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

The debt crisis in Mozambique has resulted in credit rating downgrades and Venezuela has delayed payments on its sovereign debt. Our total credit and market exposure to each of Mozambique and Venezuela as of December 2017 was not material.

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

Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

Goldman Sachs 2017 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Conduct and Operational Risk Committee is globally responsible for the ongoing approval and monitoring of the frameworks, policies, parameters and limits which govern our operational risks. Operational Risk Management is a risk management function independent of our revenue-producing units, reports to our chief risk officer, and is responsible for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.

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

Our operational risk management framework is in part designed to comply with the operational risk measurement rules under the Capital Framework and has evolved based on the changing needs of our businesses and regulatory guidance.

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

Risk Measurement

We measure our operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative and quantitative assessments of internal and external operational risk event data and internal control factors for each of our businesses. Operational risk measurement also incorporates an assessment of business environment factors including but not limited to:

•	Evaluations of the complexity of our business activities;

•	The degree of automation in our processes;

•	New activity information;

•	The legal and regulatory environment; and

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties.

100	Goldman Sachs 2017 Form 10-K

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

We have established limits and thresholds consistent with our risk appetite statement, as well as escalation protocols. We provide periodic operational risk reports, which include instances that breach escalation thresholds, to senior management, risk committees and the Risk Committee of the Board.

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

Model Review and Validation

Model Risk Management consists of quantitative professionals who perform an independent review, validation and approval of our models. This review includes an analysis of the model documentation, independent testing, an assessment of the appropriateness of the methodology used, and verification of compliance with model development and implementation standards. Model Risk Management reviews all existing models on an annual basis, and approves new models or significant changes to models prior to implementation.

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

Goldman Sachs 2017 Form 10-K	101

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

As of December 31, 2017, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2017 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 103, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2017.

102	Goldman Sachs 2017 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 102. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 23, 2018

We have served as the Company’s auditor since 1922.

Goldman Sachs 2017 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2017	2016	2015
Revenues
Investment banking	$ 7,371	$ 6,273	$ 7,027
Investment management	5,803	5,407	5,868
Commissions and fees	3,051	3,208	3,320
Market making	7,660	9,933	9,523
Other principal transactions	5,256	3,200	5,018
Total non-interest revenues	29,141	28,021	30,756
Interest income	13,113	9,691	8,452
Interest expense	10,181	7,104	5,388
Net interest income	2,932	2,587	3,064
Net revenues, including net interest income	32,073	30,608	33,820
Operating expenses
Compensation and benefits	11,853	11,647	12,678
Brokerage, clearing, exchange and distribution fees	2,540	2,555	2,576
Market development	588	457	557
Communications and technology	897	809	806
Depreciation and amortization	1,152	998	991
Occupancy	733	788	772
Professional fees	965	882	963
Other expenses	2,213	2,168	5,699
Total non-compensation expenses	9,088	8,657	12,364
Total operating expenses	20,941	20,304	25,042
Pre-tax earnings	11,132	10,304	8,778
Provision for taxes	6,846	2,906	2,695
Net earnings	4,286	7,398	6,083
Preferred stock dividends	601	311	515
Net earnings applicable to common shareholders	$ 3,685	$ 7,087	$ 5,568
Earnings per common share
Basic	$ 9.12	$ 16.53	$ 12.35
Diluted	$ 9.01	$ 16.29	$ 12.14
Average common shares
Basic	401.6	427.4	448.9
Diluted	409.1	435.1	458.6

The accompanying notes are an integral part of these consolidated financial statements.

104	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2017	2016	2015
Net earnings	$4,286	$7,398	$6,083
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	22	(60)	(114)
Debt valuation adjustment	(807)	(544)	–
Pension and postretirement liabilities	130	(199)	139
Available-for-sale securities	(9)	–	–
Other comprehensive income/(loss)	(664)	(803)	25
Comprehensive income	$3,622	$6,595	$6,108

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2017 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December
$ in millions	2017	2016
Assets
Cash and cash equivalents	$110,051	$121,711
Collateralized agreements:
Securities purchased under agreements to resell (includes $120,420 and $116,077 at fair value)	120,822	116,925
Securities borrowed (includes $78,189 and $82,398 at fair value)	190,848	184,600
Receivables:
Brokers, dealers and clearing organizations	24,676	18,044
Customers and counterparties (includes $3,526 and $3,266 at fair value)	60,112	47,780
Loans receivable	65,933	49,672
Financial instruments owned (at fair value and includes $50,335 and $51,278 pledged as collateral)	315,988	295,952
Other assets	28,346	25,481
Total assets	$916,776	$860,165
Liabilities and shareholders’ equity
Deposits (includes $22,902 and $13,782 at fair value)	$138,604	$124,098
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	84,718	71,816
Securities loaned (includes $5,357 and $2,647 at fair value)	14,793	7,524
Other secured financings (includes $24,345 and $21,073 at fair value)	24,788	21,523
Payables:
Brokers, dealers and clearing organizations	6,672	4,386
Customers and counterparties	171,497	184,069
Financial instruments sold, but not yet purchased (at fair value)	111,930	117,143
Unsecured short-term borrowings (includes $16,904 and $14,792 at fair value)	46,922	39,265
Unsecured long-term borrowings (includes $38,638 and $29,410 at fair value)	217,687	189,086
Other liabilities and accrued expenses (includes $268 and $621 at fair value)	16,922	14,362
Total liabilities	834,533	773,272
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,853 and $11,203	11,853	11,203
Common stock; 884,592,863 and 873,608,100 shares issued, and 374,808,805 and 392,632,230 shares outstanding	9	9
Share-based awards	2,777	3,914
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	53,357	52,638
Retained earnings	91,519	89,039
Accumulated other comprehensive loss	(1,880)	(1,216)
Stock held in treasury, at cost; 509,784,060 and 480,975,872 shares	(75,392)	(68,694)
Total shareholders’ equity	82,243	86,893
Total liabilities and shareholders’ equity	$916,776	$860,165

The accompanying notes are an integral part of these consolidated financial statements.

106	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2017	2016	2015
Preferred stock
Beginning balance	$ 11,203	$ 11,200	$ 9,200
Issued	1,500	1,325	2,000
Redeemed	(850)	(1,322)	–
Ending balance	11,853	11,203	11,200
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance, as previously reported	3,914	4,151	3,766
Cumulative effect of the change in accounting principle related to forfeiture of share-based awards	35	–	–
Beginning balance, adjusted	3,949	4,151	3,766
Issuance and amortization of share-based awards	1,810	2,143	2,308
Delivery of common stock underlying share-based awards	(2,704)	(2,068)	(1,742)
Forfeiture of share-based awards	(89)	(102)	(72)
Exercise of share-based awards	(189)	(210)	(109)
Ending balance	2,777	3,914	4,151
Additional paid-in capital
Beginning balance	52,638	51,340	50,049
Delivery of common stock underlying share-based awards	2,934	2,282	2,092
Cancellation of share-based awards in satisfaction of withholding tax requirements	(2,220)	(1,121)	(1,198)
Preferred stock issuance costs, net of reversals upon redemption	8	(10)	(7)
Excess net tax benefit related to share-based awards	–	147	406
Cash settlement of share-based awards	(3)	–	(2)
Ending balance	53,357	52,638	51,340
Retained earnings
Beginning balance, as previously reported	89,039	83,386	78,984
Cumulative effect of the change in accounting principle related to:
Debt valuation adjustment, net of tax	–	(305)	–
Forfeiture of share-based awards, net of tax	(24)	–	–
Beginning balance, adjusted	89,015	83,081	78,984
Net earnings	4,286	7,398	6,083
Dividends and dividend equivalents declared on common stock and share-based awards	(1,181)	(1,129)	(1,166)
Dividends declared on preferred stock	(587)	(577)	(515)
Preferred stock redemption discount/(premium)	(14)	266	–
Ending balance	91,519	89,039	83,386
Accumulated other comprehensive loss
Beginning balance, as previously reported	(1,216)	(718)	(743)
Cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax	–	305	–
Beginning balance, adjusted	(1,216)	(413)	(743)
Other comprehensive income/(loss)	(664)	(803)	25
Ending balance	(1,880)	(1,216)	(718)
Stock held in treasury, at cost
Beginning balance	(68,694)	(62,640)	(58,468)
Repurchased	(6,721)	(6,069)	(4,195)
Reissued	34	22	32
Other	(11)	(7)	(9)
Ending balance	(75,392)	(68,694)	(62,640)
Total shareholders’ equity	$ 82,243	$ 86,893	$ 86,728

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2017 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2017	2016	2015
Cash flows from operating activities
Net earnings	$ 4,286	$ 7,398	$ 6,083
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,152	998	991
Deferred income taxes	5,458	551	425
Share-based compensation	1,769	2,111	2,272
Loss/(gain) related to extinguishment of subordinated borrowings	(114)	3	(34)
Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	(30,082)	(15,813)	19,132
Collateralized transactions (excluding other secured financings), net	10,025	78	(14,825)
Financial instruments owned (excluding available-for-sale securities)	(11,327)	15,253	16,078
Financial instruments sold, but not yet purchased	(5,296)	1,960	(16,835)
Other, net	6,387	(5,639)	(3,806)
Net cash provided by/(used for) operating activities	(17,742)	6,900	9,481
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(3,185)	(2,876)	(1,833)
Proceeds from sales of property, leasehold improvements and equipment	574	381	228
Net cash acquired in/(used for) business acquisitions	(2,383)	14,922	(1,808)
Purchase of investments	(9,853)	–	–
Proceeds from sales and paydowns of investments	2,887	1,512	1,019
Loans receivable, net	(17,156)	(4,669)	(16,180)
Net cash provided by/(used for) investing activities	(29,116)	9,270	(18,574)
Cash flows from financing activities
Unsecured short-term borrowings, net	(501)	(1,506)	(369)
Other secured financings (short-term), net	(405)	(808)	(867)
Proceeds from issuance of other secured financings (long-term)	7,401	4,186	10,349
Repayment of other secured financings (long-term), including the current portion	(4,726)	(7,375)	(6,502)
Purchase of APEX, senior guaranteed securities and trust preferred securities	(237)	(1,171)	(1)
Proceeds from issuance of unsecured long-term borrowings	58,347	50,763	44,595
Repayment of unsecured long-term borrowings, including the current portion	(30,756)	(36,557)	(29,520)
Derivative contracts with a financing element, net	1,684	2,115	(47)
Deposits, net	14,506	10,058	14,639
Preferred stock redemption	(850)	–	–
Common stock repurchased	(6,772)	(6,078)	(4,135)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,223)	(1,128)	(1,204)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,769)	(1,706)	(1,681)
Proceeds from issuance of preferred stock, net of issuance costs	1,495	1,303	1,993
Proceeds from issuance of common stock, including exercise of share-based awards	7	6	259
Cash settlement of share-based awards	(3)	–	(2)
Net cash provided by financing activities	35,198	12,102	27,507
Net increase/(decrease) in cash and cash equivalents	(11,660)	28,272	18,414
Cash and cash equivalents, beginning balance	121,711	93,439	75,025
Cash and cash equivalents, ending balance	$110,051	$121,711	$ 93,439

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $11.17 billion, $7.14 billion and $4.82 billion, and cash payments for income taxes, net of refunds, were $1.42 billion, $1.06 billion and $2.65 billion for 2017, 2016 and 2015, respectively. Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during 2017:

•	The firm exchanged $237 million of Trust Preferred Securities and common beneficial interests for $248 million of the firm’s junior subordinated debt.

Non-cash activities during 2016:

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and total liabilities of approximately $200 million. See Note 3 for further information.

•	The firm sold assets and liabilities of $1.81 billion and $697 million, respectively, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments.

•	The firm exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•	The firm exchanged $127 million of senior guaranteed trust securities for $124 million of the firm’s junior subordinated debt.

Non-cash activities during 2015:

•	The firm exchanged $262 million of Trust Preferred Securities and common beneficial interests for $296 million of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these consolidated financial statements.

108	Goldman Sachs 2017 Form 10-K

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, including through its merchant banking business and its special situations group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that the firm manages. The firm also makes unsecured and secured loans to retail clients through its digital platforms, Marcus: by Goldman Sachs (Marcus) and Goldman Sachs Private Bank Select (GS Select), respectively.

Investment Management

The firm provides investment management services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse set of institutional and individual clients. The firm also offers wealth advisory services provided by the firm’s subsidiary, The Ayco Company, L.P., including portfolio management and financial planning and counseling, and brokerage and other transaction services to high-net-worth individuals and families.

Note 2.

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. Intercompany transactions and balances have been eliminated.

All references to 2017, 2016 and 2015 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2017 Form 10-K	109

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

110	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Investment Funds. The firm has formed numerous investment funds with third-party investors. These funds are typically organized as limited partnerships or limited liability companies for which the firm acts as general partner or manager. Generally, the firm does not hold a majority of the economic interests in these funds. These funds are usually voting interest entities and generally are not consolidated because third-party investors typically have rights to terminate the funds or to remove the firm as general partner or manager. Investments in these funds are generally measured at net asset value (NAV) and are included in financial instruments owned. See Notes 6, 18 and 22 for further information about investments in funds.

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, income tax expense related to the Tax Cuts and Jobs Act (Tax Legislation), provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), the allowance for losses on loans receivable and lending commitments held for investment, and provisions for losses that may arise from tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

Revenue Recognition

Financial Assets and Financial Liabilities at Fair Value. Financial instruments owned and financial instruments sold, but not yet purchased are recorded at fair value either under the fair value option or in accordance with other U.S. GAAP. In addition, the firm has elected to account for certain of its other financial assets and financial liabilities at fair value by electing the fair value option. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. Fair value gains or losses are generally included in market making for positions in Institutional Client Services and other principal transactions for positions in Investing & Lending. See Notes 5 through 8 for further information about fair value measurements.

Investment Banking. Fees from financial advisory assignments and underwriting revenues are recognized in earnings when the services related to the underlying transaction are completed under the terms of the assignment. Expenses associated with such transactions are deferred until the related revenue is recognized or the assignment is otherwise concluded. Expenses associated with financial advisory assignments are recorded as non-compensation expenses, net of client reimbursements. Underwriting revenues are presented net of related expenses. As a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” the firm will amend its accounting policy on the recognition and presentation of certain investment banking revenues and related expenses. See “Recent Accounting Developments” for further information.

Investment Management. The firm earns management fees and incentive fees for investment management services. Management fees for mutual funds are calculated as a percentage of daily net asset value and are received monthly. Management fees for hedge funds and separately managed accounts are calculated as a percentage of month-end net asset value and are generally received quarterly. Management fees for private equity funds are calculated as a percentage of monthly invested capital or commitments and are received quarterly, semi-annually or annually, depending on the fund. All management fees are recognized over the period that the related service is provided. Incentive fees are calculated as a percentage of a fund’s or separately managed account’s return, or excess return above a specified benchmark or other performance target. Incentive fees are generally based on investment performance over a 12-month period or over the life of a fund. Fees that are based on performance over a 12-month period are subject to adjustment prior to the end of the measurement period. For fees that are based on investment performance over the life of the fund, future investment underperformance may require fees previously distributed to the firm to be returned to the fund. Incentive fees are recognized only when all material contingencies have been resolved. Management and incentive fee revenues are included in investment management revenues.

The firm makes payments to brokers and advisors related to the placement of the firm’s investment funds. These payments are calculated based on either a percentage of the management fee or the investment fund’s net asset value. Where the firm is principal to the arrangement, such costs are recorded on a gross basis and included in brokerage, clearing, exchange and distribution fees, and where the firm is agent to the arrangement, such costs are recorded on a net basis in investment management revenues.

Goldman Sachs 2017 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of adopting ASU No. 2014-09, the firm will amend its accounting policy on the recognition and presentation of certain investment management revenues and related expenses. See “Recent Accounting Developments” for further information.

Commissions and Fees. The firm earns commissions and fees from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when the firm has relinquished control over the assets transferred. For transfers of financial assets accounted for as sales, any gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred financial assets are initially recognized at fair value. For transfers of financial assets that are not accounted for as sales, the assets are generally included in financial instruments owned and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about transfers of financial assets accounted for as collateralized financings and Note 11 for further information about transfers of financial assets accounted for as sales.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2017 and December 2016, cash and cash equivalents included $10.79 billion and $11.15 billion, respectively, of cash and due from banks, and $99.26 billion and $110.56 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of December 2017 and December 2016, $18.44 billion and $14.65 billion, respectively, of cash and cash equivalents were segregated for regulatory and other purposes. See “Recent Accounting Developments” for further information. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2017 and December 2016.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables primarily consist of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of December 2017 and December 2016, the firm’s receivables from customers and counterparties included $4.63 billion and $2.60 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of both December 2017 and December 2016, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2017 and December 2016. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in interest income.

112	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2017 and December 2016. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in interest expense.

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

Recent Accounting Developments

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09. This ASU, as amended, provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures.

The firm adopted this ASU in January 2018 under a modified retrospective approach. As a result of adopting this ASU, the firm will, among other things, delay recognition of non-refundable and milestone payments on financial advisory assignments until the assignments are completed, and recognize certain investment management fees earlier than under the firm’s existing revenue recognition policies. The cumulative effect of adopting this ASU on January 1, 2018 was a decrease to retained earnings of $53 million (net of tax).

Goldman Sachs 2017 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm will also prospectively change the presentation of certain costs from a net presentation within net revenues to a gross basis, and vice versa. Beginning in 2018, certain underwriting expenses, which are currently netted against Investment Banking revenues and certain distribution costs, which are currently netted against Investment Management revenues, will be presented gross as operating expenses. Soft dollar commissions, which are currently reported gross as operating expenses, will be presented net within commissions and fees. The impact of this ASU will depend on the nature of the firm’s activities after adoption, although these changes in presentation are not expected to have a material impact on the firm’s results of operations.

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

The firm adopted the ASU in January 2016, using a modified retrospective approach. The impact of adoption was a net reduction to both total assets and total liabilities of approximately $200 million, substantially all included in financial instruments owned and in other liabilities and accrued expenses, respectively. Adoption of this ASU did not have an impact on the firm’s results of operations. See Note 12 for further information about the adoption.

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

The ASU was effective for the firm in January 2018. Early adoption was permitted under a modified retrospective approach for the requirements related to DVA. In January 2016, the firm early adopted this ASU for the requirements related to DVA and reclassified the cumulative DVA, a gain of $305 million (net of tax), from retained earnings to accumulated other comprehensive loss. The adoption of the remaining provisions of the ASU in January 2018 did not have a material impact on the firm’s financial condition, results of operations or cash flows.

Leases (ASC 842). In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. It also requires that for qualifying sale-leaseback transactions the seller recognize the gain or loss at the time control of the asset is transferred instead of amortizing it over the lease period. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements.

114	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The ASU is effective for the firm in January 2019 under a modified retrospective approach. Early adoption is permitted. The firm’s implementation efforts include reviewing the terms of existing leases and service contracts, which may include embedded leases. Based on the implementation efforts to date, the firm expects a gross up on its consolidated statements of financial condition upon recognition of the right-of-use assets and lease liabilities and does not expect the amount of the gross up to have a material impact on its financial condition.

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

The firm adopted the ASU in January 2017 and the impact of the restricted stock unit (RSU) deliveries and option exercises during 2017 was a reduction to the provision for taxes of $719 million, which was recognized in the consolidated statements of earnings. The impact will vary in future periods depending upon, among other things, the number of RSUs delivered and their change in value since grant. Prior to the adoption of this ASU, this amount would have been recorded directly to additional paid-in capital. The firm also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period, and the cumulative effect of this election upon adoption was an increase of $35 million to share-based awards and a decrease of $24 million (net of tax of $11 million) to retained earnings.

In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows. As a result, the firm reclassified, on a retrospective basis, a cash outflow of $1.13 billion and $1.20 billion related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities and a cash inflow of $202 million and $407 million of excess tax benefits related to share-based awards from financing activities to operating activities for 2016 and 2015, respectively.

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

The firm adopted this ASU in January 2018 under a retrospective approach. The impact of this ASU will depend on the nature of the firm’s activities after adoption, although the firm does not expect the change in classification to have a material impact on the consolidated statements of cash flows.

Goldman Sachs 2017 Form 10-K	115

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

The firm early adopted the ASU in December 2016 and reclassified cash segregated for regulatory and other purposes into cash and cash equivalents disclosed in the consolidated statements of cash flows. The impact of adoption was a decrease of $3.69 billion and an increase of $909 million for 2016 and 2015, respectively, to net cash provided by operating activities. In addition, in December 2016, to be consistent with the presentation of segregated cash in the consolidated statements of cash flows under the ASU, the firm reclassified amounts previously included in cash and securities segregated for regulatory and other purposes into cash and cash equivalents, securities purchased under agreements to resell, securities borrowed and financial instruments owned in the consolidated statements of financial condition. Previously reported amounts in the consolidated statements of cash flows and notes to the consolidated financial statements have been conformed to the current presentation.

Clarifying the Definition of a Business (ASC 805). In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business.” The ASU amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business.

The firm adopted this ASU in January 2018 under a prospective approach. The impact of this ASU will depend on the nature of the firm’s activities after adoption, although the firm expects that fewer transactions will be treated as acquisitions (or disposals) of businesses.

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

The ASU is effective for the firm in 2020. The firm early adopted this ASU in the fourth quarter of 2017. Adoption of the ASU did not have a material impact on the results of the firm’s goodwill impairment test.

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

The firm adopted this ASU in January 2018 under a modified retrospective approach. Adoption of the ASU did not have an impact on the firm’s financial condition, results of operations or cash flows.

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

The firm early adopted this ASU in January 2018. Adoption of this ASU did not have a material impact on the firm’s financial condition, results of operations or cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASC 220). In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU permits a reporting entity to reclassify the income tax effects of Tax Legislation on items within accumulated other comprehensive income to retained earnings.

The ASU is effective for the firm in January 2019 under a retrospective or a modified retrospective approach. Early adoption is permitted. Since this ASU only permits reclassification within shareholders’ equity, adoption of this ASU will not have a material impact on the firm’s financial condition.

116	Goldman Sachs 2017 Form 10-K

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

The table below presents the firm’s financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of December 2017
Money market instruments	$ 1,608	$ –
Government and agency obligations:
U.S.	76,418	17,911
Non-U.S.	33,956	23,311
Loans and securities backed by:
Commercial real estate	3,436	1
Residential real estate	11,993	–
Corporate loans and debt securities	33,683	7,153
State and municipal obligations	1,471	–
Other debt obligations	2,164	1
Equity securities	96,132	23,882
Commodities	3,194	40
Investments in funds at NAV	4,596	–
Subtotal	268,651	72,299
Derivatives	47,337	39,631
Total	$315,988	$111,930
As of December 2016
Money market instruments	$ 1,319	$ –
Government and agency obligations:
U.S.	57,657	16,627
Non-U.S.	29,381	20,502
Loans and securities backed by:
Commercial real estate	3,842	–
Residential real estate	12,195	3
Corporate loans and debt securities	28,659	6,570
State and municipal obligations	1,059	–
Other debt obligations	1,358	1
Equity securities	94,692	25,941
Commodities	5,653	–
Investments in funds at NAV	6,465	–
Subtotal	242,280	69,644
Derivatives	53,672	47,499
Total	$295,952	$117,143

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•

Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such amounts include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.49 billion and $7.92 billion as of December 2017 and December 2016, respectively.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents market making revenues by major product type, as well as other principal transactions revenues.

	Year Ended December
$ in millions	2017	2016	2015
Interest rates	$ 6,406	$ (1,979)	$ (1,360)
Credit	701	1,854	920
Currencies	(3,249)	6,158	3,345
Equities	3,162	2,873	5,515
Commodities	640	1,027	1,103
Market making	7,660	9,933	9,523
Other principal transactions	5,256	3,200	5,018
Total	$12,916	$13,133	$14,541

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

Goldman Sachs 2017 Form 10-K	117

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

	As of December
$ in millions	2017	2016
Total level 1 financial assets	$155,086	$135,401
Total level 2 financial assets	395,606	419,585
Total level 3 financial assets	19,201	23,280
Investments in funds at NAV	4,596	6,465
Counterparty and cash collateral netting	(56,366)	(87,038)
Total financial assets at fair value	$518,123	$497,693
Total assets	$916,776	$860,165
Total level 3 financial assets divided by:
Total assets	2.1%	2.7%
Total financial assets at fair value	3.7%	4.7%
Total level 1 financial liabilities	$ 63,589	$ 62,504
Total level 2 financial liabilities	261,719	232,027
Total level 3 financial liabilities	19,620	21,448
Counterparty and cash collateral netting	(39,866)	(44,695)
Total financial liabilities at fair value	$305,062	$271,284
Total level 3 financial liabilities divided by total financial liabilities at fair value	6.4%	7.9%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

118	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a summary of level 3 financial assets.

	As of December
$ in millions	2017	2016
Cash instruments	$15,395	$18,035
Derivatives	3,802	5,190
Other financial assets	4	55
Total	$19,201	$23,280

Level 3 financial assets as of December 2017 decreased compared with December 2016, primarily reflecting a decrease in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

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

Loans and Securities Backed by Commercial Real Estate. Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

Goldman Sachs 2017 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

120	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

	As of December 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 398	$ 1,209	$ 1	$ 1,608
Government and agency obligations:
U.S.	50,796	25,622	–	76,418
Non-U.S.	27,070	6,882	4	33,956
Loans and securities backed by:
Commercial real estate	–	2,310	1,126	3,436
Residential real estate	–	11,325	668	11,993
Corporate loans and debt securities	752	29,661	3,270	33,683
State and municipal obligations	–	1,401	70	1,471
Other debt obligations	–	1,812	352	2,164
Equity securities	76,044	10,184	9,904	96,132
Commodities	–	3,194	–	3,194
Subtotal	$155,060	$93,600	$15,395	$264,055
Investments in funds at NAV				4,596
Total cash instrument assets				$268,651
Liabilities
Government and agency obligations:
U.S.	$ (17,845)	$ (66)	$ –	$ (17,911)
Non-U.S.	(21,820)	(1,491)	–	(23,311)
Loans and securities backed by commercial real estate	–	(1)	–	(1)
Corporate loans and debt securities	(2)	(7,099)	(52)	(7,153)
Other debt obligations	–	(1)	–	(1)
Equity securities	(23,866)	–	(16)	(23,882)
Commodities	–	(40)	–	(40)
Total cash instrument liabilities	$ (63,533)	$ (8,698)	$ (68)	$ (72,299)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 188	$ 1,131	$ –	$ 1,319
Government and agency obligations:
U.S.	35,254	22,403	–	57,657
Non-U.S.	22,433	6,933	15	29,381
Loans and securities backed by:
Commercial real estate	–	2,197	1,645	3,842
Residential real estate	–	11,350	845	12,195
Corporate loans and debt securities	215	23,804	4,640	28,659
State and municipal obligations	–	960	99	1,059
Other debt obligations	–	830	528	1,358
Equity securities	77,276	7,153	10,263	94,692
Commodities	–	5,653	–	5,653
Subtotal	$135,366	$82,414	$18,035	$235,815
Investments in funds at NAV				6,465
Total cash instrument assets				$242,280
Liabilities
Government and agency obligations:
U.S.	$ (16,615)	$ (12)	$ –	$ (16,627)
Non-U.S.	(19,137)	(1,364)	(1)	(20,502)
Loans and securities backed by residential real estate	–	(3)	–	(3)
Corporate loans and debt securities	(2)	(6,524)	(44)	(6,570)
Other debt obligations	–	(1)	–	(1)
Equity securities	(25,768)	(156)	(17)	(25,941)
Total cash instrument liabilities	$ (61,522)	$ (8,060)	$ (62)	$ (69,644)

In the tables above:

•	Cash instrument assets and liabilities are included in financial instruments owned and financial instruments sold, but not yet purchased, respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both December 2017 and December 2016, substantially all of the firm’s level 3 equity securities consisted of private equity securities.

•

Total cash instrument assets included collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) backed by real estate and corporate obligations of $918 million and $461 million in level 2, and $250 million and $624 million in level 3 as of December 2017 and December 2016, respectively.

Goldman Sachs 2017 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of December
$ in millions	2017		2016
Loans and securities backed by commercial real estate
Level 3 assets	$1,126		$1,645
Yield	4.6% to 22.0% (13.4%	)	3.7% to 23.0% (13.0%	)
Recovery rate	14.3% to 89.0% (43.8%	)	8.9% to 99.0% (60.6%	)
Duration (years)	0.8 to 6.4 (2.1)		0.8 to 6.2 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$668		$845
Yield	2.3% to 15.0% (8.3%	)	0.8% to 15.6% (8.7%	)
Cumulative loss rate	12.5% to 43.0% (21.8%	)	8.9% to 47.1% (24.2%	)
Duration (years)	0.7 to 14.0 (6.9)		1.1 to 16.1 (7.3)
Corporate loans and debt securities
Level 3 assets	$3,270		$4,640
Yield	3.6% to 24.5% (12.3%	)	2.5% to 25.0% (10.3%	)
Recovery rate	0.0% to 85.3% (62.8%	)	0.0% to 85.0% (56.5%	)
Duration (years)	0.5 to 7.6 (3.2)		0.6 to 15.7 (2.9)
Equity securities
Level 3 assets	$9,904		$10,263
Multiples	1.1x to 30.5x (8.9x	)	0.8x to 19.7x (6.8x	)
Discount rate/yield	3.0% to 20.3% (14.0%	)	6.5% to 25.0% (16.0%	)
Capitalization rate	4.3% to 12.0% (6.1%	)	4.2% to 12.5% (6.8%	)
Other cash instruments
Level 3 assets	$427		$642
Yield	4.0% to 11.7% (8.4%	)	1.9% to 14.0% (8.8%	)
Recovery rate	N/A		0.0% to 93.0% (61.4%	)
Duration (years)	3.5 to 11.4 (5.1)		0.9 to 12.0 (4.3)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•	Recovery rate was not significant to the valuation of level 3 other cash instrument assets as of December 2017.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

During 2017, transfers into level 2 from level 1 of cash instruments were $63 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during 2017 were $154 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

During 2016, transfers into level 2 from level 1 of cash instruments were $135 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during 2016 were $267 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

122	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Year Ended December
$ in millions	2017	2016
Total cash instrument assets
Beginning balance	$18,035	$18,131
Net realized gains/(losses)	419	574
Net unrealized gains/(losses)	1,144	397
Purchases	1,635	3,072
Sales	(3,315)	(2,326)
Settlements	(2,265)	(3,503)
Transfers into level 3	2,405	3,405
Transfers out of level 3	(2,663)	(1,715)
Ending balance	$15,395	$18,035
Total cash instrument liabilities
Beginning balance	$ (62)	$ (193)
Net realized gains/(losses)	(8)	20
Net unrealized gains/(losses)	(28)	19
Purchases	97	91
Sales	(20)	(49)
Settlements	(32)	(7)
Transfers into level 3	(18)	(12)
Transfers out of level 3	3	69
Ending balance	$ (68)	$ (62)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

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

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Year Ended December
$ in millions	2017	2016
Loans and securities backed by commercial real estate
Beginning balance	$ 1,645	$ 1,924
Net realized gains/(losses)	35	60
Net unrealized gains/(losses)	71	(19)
Purchases	176	331
Sales	(319)	(320)
Settlements	(392)	(617)
Transfers into level 3	141	510
Transfers out of level 3	(231)	(224)
Ending balance	$ 1,126	$ 1,645
Loans and securities backed by residential real estate
Beginning balance	$ 845	$ 1,765
Net realized gains/(losses)	37	60
Net unrealized gains/(losses)	96	26
Purchases	98	298
Sales	(246)	(791)
Settlements	(104)	(278)
Transfers into level 3	21	73
Transfers out of level 3	(79)	(308)
Ending balance	$ 668	$ 845
Corporate loans and debt securities
Beginning balance	$ 4,640	$ 5,242
Net realized gains/(losses)	145	261
Net unrealized gains/(losses)	(13)	34
Purchases	666	1,078
Sales	(1,003)	(645)
Settlements	(1,062)	(1,823)
Transfers into level 3	1,130	1,023
Transfers out of level 3	(1,233)	(530)
Ending balance	$ 3,270	$ 4,640
Equity securities
Beginning balance	$10,263	$ 8,549
Net realized gains/(losses)	185	158
Net unrealized gains/(losses)	982	371
Purchases	624	1,122
Sales	(1,702)	(412)
Settlements	(559)	(634)
Transfers into level 3	1,113	1,732
Transfers out of level 3	(1,002)	(623)
Ending balance	$ 9,904	$10,263
Other cash instruments
Beginning balance	$ 642	$ 651
Net realized gains/(losses)	17	35
Net unrealized gains/(losses)	8	(15)
Purchases	71	243
Sales	(45)	(158)
Settlements	(148)	(151)
Transfers into level 3	–	67
Transfers out of level 3	(118)	(30)
Ending balance	$ 427	$ 642

Goldman Sachs 2017 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2017. The net realized and unrealized gains on level 3 cash instrument assets of $1.56 billion (reflecting $419 million of net realized gains and $1.14 billion of net unrealized gains) for 2017 included gains/(losses) of approximately $(99) million, $1.13 billion and $532 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during 2017 primarily reflected transfers of certain corporate loans and debt securities and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2017 primarily reflected transfers of certain corporate loans and debt securities and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain corporate loans and debt securities to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Year Ended December 2016. The net realized and unrealized gains on level 3 cash instrument assets of $971 million (reflecting $574 million of net realized gains and $397 million of net unrealized gains) for 2016 included gains/(losses) of approximately $(311) million, $625 million and $657 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for 2016 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during 2016 primarily reflected transfers of certain private equity securities, corporate loans and debt securities, and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2016 primarily reflected transfers of certain private equity securities, corporate loans and debt securities, and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Available-for-Sale Securities

The table below presents details about cash instruments that are accounted for as available-for-sale.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2017
Less than 5 years	$3,834	$3,800	1.95%
Greater than 5 years	5,207	5,222	2.41%
Total U.S. government obligations	9,041	9,022	2.22%
Less than 5 years	19	19	0.43%
Greater than 5 years	233	235	4.62%
Total other available-for-sale securities	252	254	4.30%
Total available-for-sale securities	$9,293	$9,276	2.27%
As of December 2016
Less than 5 years	$ 24	$ 24	0.43%
Total U.S. government obligations	24	24	0.43%
Less than 5 years	31	31	2.11%
Greater than 5 years	34	34	3.85%
Total other available-for-sale securities	65	65	3.03%
Total available-for-sale securities	$ 89	$ 89	2.32%

In the table above:

•	U.S. government obligations were classified in level 1 of the fair value hierarchy as of both December 2017 and December 2016.

•

Other available-for-sale securities includes corporate debt securities, other debt obligations, securities backed by commercial real estate and money market instruments. As of December 2017, substantially all of these securities were classified in level 2 of the fair value hierarchy. As of December 2016, these securities were primarily classified in level 2 of the fair value hierarchy.

•	The gross unrealized gains/(losses) included in accumulated other comprehensive loss related to available-for-sale securities were not material.

124	Goldman Sachs 2017 Form 10-K

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

Many of the funds described above are “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, covered funds in the table below.

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2017
Private equity funds	$3,478	$ 614
Credit funds	266	985
Hedge funds	223	–
Real estate funds	629	201
Total	$4,596	$1,800
As of December 2016
Private equity funds	$4,628	$1,393
Credit funds	421	166
Hedge funds	410	–
Real estate funds	1,006	272
Total	$6,465	$1,831

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

Goldman Sachs 2017 Form 10-K	125

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets and liabilities are included in financial instruments owned and financial instruments sold, but not yet purchased, respectively. Realized and unrealized gains and losses on derivatives not designated as hedges under ASC 815 are included in market making and other principal transactions in Note 4.

The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated statements of financial condition, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of December 2017		As of December 2016
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 554	$ 644	$ 443	$ 382
OTC-cleared	5,392	2,773	189,471	168,946
Bilateral OTC	274,986	249,750	309,037	289,491
Total interest rates	280,932	253,167	498,951	458,819
OTC-cleared	5,727	5,670	4,837	4,811
Bilateral OTC	16,966	15,600	21,530	18,770
Total credit	22,693	21,270	26,367	23,581
Exchange-traded	23	363	36	176
OTC-cleared	988	847	796	798
Bilateral OTC	94,481	95,127	111,032	106,318
Total currencies	95,492	96,337	111,864	107,292
Exchange-traded	4,135	3,854	3,219	3,187
OTC-cleared	197	197	189	197
Bilateral OTC	9,748	12,097	8,945	10,487
Total commodities	14,080	16,148	12,353	13,871
Exchange-traded	10,552	10,335	8,576	8,064
Bilateral OTC	40,735	45,253	39,516	45,826
Total equities	51,287	55,588	48,092	53,890
Subtotal	464,484	442,510	697,627	657,453
Accounted for as hedges
OTC-cleared	21	–	4,347	156
Bilateral OTC	2,309	3	4,180	10
Total interest rates	2,330	3	8,527	166
OTC-cleared	15	30	30	40
Bilateral OTC	34	114	55	64
Total currencies	49	144	85	104
Subtotal	2,379	147	8,612	270
Total gross fair value	$ 466,863	$ 442,657	$ 706,239	$ 657,723
Offset in consolidated statements of financial condition
Exchange-traded	$ (12,963)	$ (12,963)	$ (9,727)	$ (9,727)
OTC-cleared	(9,267)	(9,267)	(171,864)	(171,864)
Bilateral OTC	(341,824)	(341,824)	(385,647)	(385,647)
Counterparty netting	(364,054)	(364,054)	(567,238)	(567,238)
OTC-cleared	(2,423)	(180)	(27,560)	(2,940)
Bilateral OTC	(53,049)	(38,792)	(57,769)	(40,046)
Cash collateral netting	(55,472)	(38,972)	(85,329)	(42,986)
Total amounts offset	$(419,526)	$(403,026)	$(652,567)	$(610,224)
Included in consolidated statements of financial condition
Exchange-traded	$ 2,301	$ 2,233	$ 2,547	$ 2,082
OTC-cleared	650	70	246	144
Bilateral OTC	44,386	37,328	50,879	45,273
Total	$ 47,337	$ 39,631	$ 53,672	$ 47,499
Not offset in consolidated statements of financial condition
Cash collateral	$ (602)	$ (2,375)	$ (535)	$ (2,085)
Securities collateral	(13,947)	(8,722)	(15,518)	(10,224)
Total	$ 32,788	$ 28,534	$ 37,619	$ 35,190

126	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Notional Amounts as of December
$ in millions	2017	2016
Not accounted for as hedges
Exchange-traded	$10,212,510	$ 4,425,532
OTC-cleared	14,739,556	16,646,145
Bilateral OTC	12,862,328	11,131,442
Total interest rates	37,814,394	32,203,119
OTC-cleared	386,163	378,432
Bilateral OTC	868,226	1,045,913
Total credit	1,254,389	1,424,345
Exchange-traded	10,450	13,800
OTC-cleared	98,549	62,799
Bilateral OTC	7,331,516	5,576,748
Total currencies	7,440,515	5,653,347
Exchange-traded	239,749	227,707
OTC-cleared	3,925	3,506
Bilateral OTC	250,547	196,899
Total commodities	494,221	428,112
Exchange-traded	655,485	605,335
Bilateral OTC	1,127,812	959,112
Total equities	1,783,297	1,564,447
Subtotal	48,786,816	41,273,370
Accounted for as hedges
OTC-cleared	52,785	55,328
Bilateral OTC	15,188	36,607
Total interest rates	67,973	91,935
OTC-cleared	2,210	1,703
Bilateral OTC	8,347	8,544
Total currencies	10,557	10,247
Subtotal	78,530	102,182
Total notional amounts	$48,865,346	$41,375,552

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets and derivative liabilities of $11.24 billion and $13.00 billion, respectively, as of December 2017, and derivative assets and derivative liabilities of $19.92 billion and $20.79 billion, respectively, as of December 2016, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

During 2017, pursuant to a rule change at a clearing organization and to an election under the rules of another clearing organization, transactions with such clearing organizations are considered settled each day. The impact of reflecting transactions with these two clearing organizations as settled would have been a reduction in gross derivative assets and liabilities as of December 2016 of $189.08 billion and $166.04 billion, respectively, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated statements of financial condition.

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

Goldman Sachs 2017 Form 10-K	127

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

128	Goldman Sachs 2017 Form 10-K

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

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting, included in the consolidated statements of financial condition.

	As of December 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 18	$ 282,933	$ 311	$ 283,262
Credit	–	19,053	3,640	22,693
Currencies	–	95,401	140	95,541
Commodities	–	13,727	353	14,080
Equities	8	50,870	409	51,287
Gross fair value	26	461,984	4,853	466,863
Counterparty netting in levels	–	(362,109)	(1,051)	(363,160)
Subtotal	$ 26	$ 99,875	$ 3,802	$ 103,703
Cross-level counterparty netting				(894)
Cash collateral netting				(55,472)
Net fair value				$ 47,337
Liabilities
Interest rates	$ (28)	$(252,421)	$ (721)	$(253,170)
Credit	–	(19,135)	(2,135)	(21,270)
Currencies	–	(96,160)	(321)	(96,481)
Commodities	–	(15,842)	(306)	(16,148)
Equities	(28)	(53,902)	(1,658)	(55,588)
Gross fair value	(56)	(437,460)	(5,141)	(442,657)
Counterparty netting in levels	–	362,109	1,051	363,160
Subtotal	$ (56)	$ (75,351)	$(4,090)	$ (79,497)
Cross-level counterparty netting				894
Cash collateral netting				38,972
Net fair value				$ (39,631)

	As of December 2016
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 46	$ 506,818	$ 614	$ 507,478
Credit	–	21,388	4,979	26,367
Currencies	–	111,762	187	111,949
Commodities	–	11,950	403	12,353
Equities	1	47,667	424	48,092
Gross fair value	47	699,585	6,607	706,239
Counterparty netting in levels	(12)	(564,100)	(1,417)	(565,529)
Subtotal	$ 35	$ 135,485	$ 5,190	$ 140,710
Cross-level counterparty netting				(1,709)
Cash collateral netting				(85,329)
Net fair value				$ 53,672
Liabilities
Interest rates	$ (27)	$(457,963)	$ (995)	$(458,985)
Credit	–	(21,106)	(2,475)	(23,581)
Currencies	–	(107,212)	(184)	(107,396)
Commodities	–	(13,541)	(330)	(13,871)
Equities	(967)	(49,083)	(3,840)	(53,890)
Gross fair value	(994)	(648,905)	(7,824)	(657,723)
Counterparty netting in levels	12	564,100	1,417	565,529
Subtotal	$(982)	$ (84,805)	$(6,407)	$ (92,194)
Cross-level counterparty netting				1,709
Cash collateral netting				42,986
Net fair value				$ (47,499)

Goldman Sachs 2017 Form 10-K	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

	Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of December
$ in millions	2017	2016
Interest rates, net	$(410)	$(381)
Correlation	(10)% to 95% (71%/79%)	(10)% to 86% (56%/60%)
Volatility (bps)	31 to 150 (84/78)	31 to 151 (84/57)
Credit, net	$1,505	$2,504
Correlation	28% to 84% (61%/60%)	35% to 91% (65%/68%)
Credit spreads (bps)	1 to 633 (69/42)	1 to 993 (122/73)
Upfront credit points	0 to 97 (42/38)	0 to 100 (43/35)
Recovery rates	22% to 73% (68%/73%)	1% to 97% (58%/70%)
Currencies, net	$(181)	$3
Correlation	49% to 72% (61%/62%)	25% to 70% (50%/55%)
Commodities, net	$47	$73
Volatility	9% to 79% (24%/24%)	13% to 68% (33%/33%)
Natural gas spread	$(2.38) to $3.34 ($(0.22)/$(0.12))	$(1.81) to $4.33 ($(0.14)/$(0.05))
Oil spread	$(2.86) to $23.61 ($6.47/$2.35)	$(19.72) to $64.92 ($25.30/$16.43)
Equities, net	$(1,249)	$(3,416)
Correlation	(36)% to 94% (50%/52%)	(39)% to 88% (41%/41%)
Volatility	4% to 72% (24%/22%)	5% to 72% (24%/23%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

Range of Significant Unobservable Inputs

The following is information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments:

•

Correlation. Ranges for correlation cover a variety of underliers both within one product type (e.g., equity index and equity single stock names) and across product types (e.g., correlation of an interest rate and a currency), as well as across regions. Generally, cross-product type correlation inputs are used to value more complex instruments and are lower than correlation inputs on assets within the same derivative product type.

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

130	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Commodity prices and spreads. The ranges for commodity prices and spreads cover variability in products, maturities and delivery locations.

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

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Year Ended December
$ in millions	2017	2016
Total level 3 derivatives
Beginning balance	$(1,217)	$ 495
Net realized gains/(losses)	(119)	(37)
Net unrealized gains/(losses)	(436)	777
Purchases	301	115
Sales	(611)	(3,557)
Settlements	1,891	782
Transfers into level 3	(39)	352
Transfers out of level 3	(58)	(144)
Ending balance	$ (288)	$(1,217)

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

Goldman Sachs 2017 Form 10-K	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Year Ended December
$ in millions	2017	2016
Interest rates, net
Beginning balance	$ (381)	$ (398)
Net realized gains/(losses)	(62)	(41)
Net unrealized gains/(losses)	20	(138)
Purchases	4	5
Sales	(14)	(3)
Settlements	30	36
Transfers into level 3	(12)	195
Transfers out of level 3	5	(37)
Ending balance	$ (410)	$ (381)
Credit, net
Beginning balance	$ 2,504	$ 2,793
Net realized gains/(losses)	42	–
Net unrealized gains/(losses)	(188)	196
Purchases	20	20
Sales	(27)	(73)
Settlements	(739)	(516)
Transfers into level 3	3	179
Transfers out of level 3	(110)	(95)
Ending balance	$ 1,505	$ 2,504
Currencies, net
Beginning balance	$ 3	$ (34)
Net realized gains/(losses)	(39)	(30)
Net unrealized gains/(losses)	(192)	(42)
Purchases	4	14
Sales	(3)	(2)
Settlements	62	90
Transfers into level 3	(9)	1
Transfers out of level 3	(7)	6
Ending balance	$ (181)	$ 3
Commodities, net
Beginning balance	$ 73	$ (262)
Net realized gains/(losses)	(4)	(23)
Net unrealized gains/(losses)	216	101
Purchases	102	24
Sales	(301)	(119)
Settlements	(27)	391
Transfers into level 3	(25)	(23)
Transfers out of level 3	13	(16)
Ending balance	$ 47	$ 73
Equities, net
Beginning balance	$(3,416)	$(1,604)
Net realized gains/(losses)	(56)	57
Net unrealized gains/(losses)	(292)	660
Purchases	171	52
Sales	(266)	(3,360)
Settlements	2,565	781
Transfers into level 3	4	–
Transfers out of level 3	41	(2)
Ending balance	$(1,249)	$(3,416)

Level 3 Rollforward Commentary

Year Ended December 2017. The net realized and unrealized losses on level 3 derivatives of $555 million (reflecting $119 million of net realized losses and $436 million of net unrealized losses) for 2017 included losses of $90 million and $465 million reported in market making and other principal transactions, respectively.

The net unrealized losses on level 3 derivatives for 2017 were primarily attributable to losses on certain equity derivatives, reflecting the impact of changes in equity prices, losses on certain currency derivatives, primarily reflecting the impact of changes in foreign exchanges rates, and losses on certain credit derivatives, reflecting the impact of tighter credit spreads, partially offset by gains on certain commodity derivatives, reflecting the impact of an increase in commodity prices.

Transfers into level 3 derivatives during 2017 were not material.

Transfers out of level 3 derivatives during 2017 primarily reflected transfers of certain credit derivatives assets to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

Year Ended December 2016. The net realized and unrealized gains on level 3 derivatives of $740 million (reflecting $37 million of net realized losses and $777 million of net unrealized gains) for 2016 included gains/(losses) of approximately $980 million and $(240) million reported in market making and other principal transactions, respectively.

The net unrealized gains on level 3 derivatives for 2016 were primarily attributable to gains on certain equity derivatives, reflecting the impact of an increase in equity prices.

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

132	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2017
Assets
Interest rates	$ 3,717	$15,445	$57,200	$ 76,362
Credit	760	4,079	3,338	8,177
Currencies	12,184	6,219	7,245	25,648
Commodities	3,175	2,526	181	5,882
Equities	4,969	5,607	1,387	11,963
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$21,086	$29,282	$66,544	$116,912
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(55,472)
Total				$ 45,036
Liabilities
Interest rates	$ 4,517	$ 8,471	$33,193	$ 46,181
Credit	2,078	3,588	1,088	6,754
Currencies	14,326	7,119	4,802	26,247
Commodities	3,599	2,167	2,465	8,231
Equities	6,453	6,647	3,381	16,481
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$27,254	$23,398	$42,122	$ 92,774
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(38,972)
Total				$ 37,398
As of December 2016
Assets
Interest rates	$ 5,845	$18,376	$79,507	$103,728
Credit	1,763	2,695	4,889	9,347
Currencies	18,344	8,292	8,428	35,064
Commodities	3,273	1,415	179	4,867
Equities	3,141	9,249	1,341	13,731
Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,823	$34,477	$90,550	$153,850
Cross-tenor counterparty netting				(17,396)
Cash collateral netting				(85,329)
Total				$ 51,125
Liabilities
Interest rates	$ 5,679	$10,814	$38,812	$ 55,305
Credit	2,060	3,328	1,167	6,555
Currencies	14,720	9,771	5,879	30,370
Commodities	2,546	1,555	2,315	6,416
Equities	7,000	10,426	2,614	20,040
Counterparty netting in tenors	(3,543)	(5,550)	(3,794)	(12,887)
Subtotal	$28,462	$30,344	$46,993	$105,799
Cross-tenor counterparty netting				(17,396)
Cash collateral netting				(42,986)
Total				$ 45,417

In the table above:

•	Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs 2017 Form 10-K	133

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

As of December 2017, written and purchased credit derivatives had total gross notional amounts of $611.04 billion and $643.37 billion, respectively, for total net notional purchased protection of $32.33 billion. As of December 2016, written and purchased credit derivatives had total gross notional amounts of $690.47 billion and $733.98 billion, respectively, for total net notional purchased protection of $43.51 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$182,446	$ 8,531	$ 705	$ 4,067	$195,749
1 – 5 years	335,872	10,201	8,747	7,553	362,373
Greater than 5 years	49,440	2,142	817	519	52,918
Total	$567,758	$20,874	$10,269	$12,139	$611,040
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$492,325	$13,424	$ 9,395	$10,663	$525,807
Other	99,861	14,483	1,777	1,442	117,563
Fair Value of Written Credit Derivatives
Asset	$ 14,317	$ 513	$ 208	$ 155	$ 15,193
Liability	896	402	752	3,920	5,970
Net asset/(liability)	$ 13,421	$ 111	$ (544)	$ (3,765)	$ 9,223
As of December 2016
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$207,727	$ 5,819	$ 1,016	$ 8,629	$223,191
1 – 5 years	375,208	17,255	8,643	7,986	409,092
Greater than 5 years	52,977	3,928	1,045	233	58,183
Total	$635,912	$27,002	$10,704	$16,848	$690,466
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$558,305	$20,588	$10,133	$15,186	$604,212
Other	119,509	7,712	1,098	1,446	129,765
Fair Value of Written Credit Derivatives
Asset	$ 13,919	$ 606	$ 187	$ 45	$ 14,757
Liability	2,436	902	809	5,686	9,833
Net asset/(liability)	$ 11,483	$ (296)	$ (622)	$ (5,641)	$ 4,924

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

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

134	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $66 million for 2017, $85 million for 2016 and $9 million for 2015.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December
$ in millions	2017	2016
Fair value of assets	$ 882	$ 676
Fair value of liabilities	1,200	864
Net liability	$ 318	$ 188
Notional amount	$9,578	$8,726

In the table above, these derivatives, which are recorded at fair value, primarily consist of interest rate, equity and commodity products and are included in unsecured short-term borrowings and unsecured long-term borrowings with the related borrowings. See Note 8 for further information.

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

	As of December
$ in millions	2017	2016
Net derivative liabilities under bilateral agreements	$29,877	$32,927
Collateral posted	$25,329	$27,840
Additional collateral or termination payments:
One-notch downgrade	$ 358	$ 677
Two-notch downgrade	$ 1,856	$ 2,216

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

Fair Value Hedges

The firm designates certain interest rate swaps as fair value hedges of certain fixed-rate unsecured long-term and short-term debt and fixed-rate certificates of deposit. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR) or Overnight Index Swap Rate), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.

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

Goldman Sachs 2017 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For qualifying fair value hedges, gains or losses on derivatives are included in interest expense. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses resulting from hedge ineffectiveness are included in interest expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized to interest expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense.

The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges, the related hedged borrowings and deposits, and the hedge ineffectiveness on these derivatives, which primarily consists of amortization of prepaid credit spreads resulting from the passage of time.

	Year Ended December
$ in millions	2017	2016	2015
Interest rate hedges	$(2,867)	$(1,480)	$(1,613)
Hedged borrowings and deposits	2,183	834	898
Hedge ineffectiveness	$ (684)	$ (646)	$ (715)

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

For qualifying net investment hedges, the gains or losses on the hedging instruments, to the extent effective, are included in currency translation.

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2017	2016	2015
Hedges:
Foreign currency forward contract	$(805)	$135	$695
Foreign currency-denominated debt	$ (67)	$ (85)	$ (9)

The gain/(loss) related to ineffectiveness was not material for 2017, 2016 or 2015. The net gain/(loss) reclassified to earnings from accumulated other comprehensive income was $41 million (reflecting a gain of $205 million related to hedges and a loss of $164 million on the related net investments in non-U.S. operations) for 2017, $28 million (reflecting a gain of $167 million related to hedges and a loss of $139 million on the related net investments in non-U.S. operations) for 2016 and not material for 2015.

As of December 2017 and December 2016, the firm had designated $1.81 billion and $1.69 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Note 8.

Fair Value Option

Other Financial Assets and Financial Liabilities at Fair Value

In addition to all cash and derivative instruments included in financial instruments owned and financial instruments sold, but not yet purchased, the firm accounts for certain of its other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option. The primary reasons for electing the fair value option are to:

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

136	Goldman Sachs 2017 Form 10-K

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

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2017
Assets
Securities purchased under agreements to resell	$ –	$ 120,420	$ –	$ 120,420
Securities borrowed	–	78,189	–	78,189
Receivables from customers and counterparties	–	3,522	4	3,526
Total	$ –	$ 202,131	$ 4	$ 202,135
Liabilities
Deposits	$ –	$ (19,934)	$ (2,968)	$ (22,902)
Securities sold under agreements to repurchase	–	(84,681)	(37)	(84,718)
Securities loaned	–	(5,357)	–	(5,357)
Other secured financings	–	(23,956)	(389)	(24,345)
Unsecured borrowings:
Short-term	–	(12,310)	(4,594)	(16,904)
Long-term	–	(31,204)	(7,434)	(38,638)
Other liabilities and accrued expenses	–	(228)	(40)	(268)
Total	$ –	$(177,670)	$(15,462)	$(193,132)
As of December 2016
Assets
Securities purchased under agreements to resell	$ –	$ 116,077	$ –	$ 116,077
Securities borrowed	–	82,398	–	82,398
Receivables from customers and counterparties	–	3,211	55	3,266
Total	$ –	$ 201,686	$ 55	$ 201,741
Liabilities
Deposits	$ –	$ (10,609)	$ (3,173)	$ (13,782)
Securities sold under agreements to repurchase	–	(71,750)	(66)	(71,816)
Securities loaned	–	(2,647)	–	(2,647)
Other secured financings	–	(20,516)	(557)	(21,073)
Unsecured borrowings:
Short-term	–	(10,896)	(3,896)	(14,792)
Long-term	–	(22,185)	(7,225)	(29,410)
Other liabilities and accrued expenses	–	(559)	(62)	(621)
Total	$ –	$(139,162)	$(14,979)	$(154,141)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

Goldman Sachs 2017 Form 10-K	137

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both December 2017 and December 2016, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both December 2017 and December 2016, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of December 2017:

•	Yield: 0.6% to 13.0% (weighted average: 3.3%)

•	Duration: 0.7 to 11.0 years (weighted average: 2.7 years)

As of December 2016:

•	Yield: 0.4% to 16.6% (weighted average: 3.5%)

•	Duration: 0.1 to 5.7 years (weighted average: 2.3 years)

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

138	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value primarily consist of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both December 2017 and December 2016, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during both 2017 and 2016. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 other financial assets and financial liabilities accounted for at fair value.

	Year Ended December
$ in millions	2017	2016
Total other financial assets
Beginning balance	$ 55	$ 45
Net realized gains/(losses)	–	6
Net unrealized gains/(losses)	–	1
Purchases	1	10
Settlements	(52)	(7)
Ending balance	$ 4	$ 55
Total other financial liabilities
Beginning balance	$(14,979)	$(11,244)
Net realized gains/(losses)	(362)	(99)
Net unrealized gains/(losses)	(1,047)	(7)
Purchases	(3)	(8)
Sales	1	–
Issuances	(8,382)	(10,236)
Settlements	6,859	5,983
Transfers into level 3	(611)	(759)
Transfers out of level 3	3,062	1,391
Ending balance	$(15,462)	$(14,979)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

Goldman Sachs 2017 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by the consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Year Ended December
$ in millions	2017	2016
Deposits
Beginning balance	$(3,173)	$(2,215)
Net realized gains/(losses)	(6)	(22)
Net unrealized gains/(losses)	(239)	(89)
Issuances	(661)	(993)
Settlements	232	146
Transfers out of level 3	879	–
Ending balance	$(2,968)	$(3,173)
Securities sold under agreements to repurchase
Beginning balance	$ (66)	$ (71)
Net unrealized gains/(losses)	(1)	(6)
Settlements	30	11
Ending balance	$ (37)	$ (66)
Other secured financings
Beginning balance	$ (557)	$ (549)
Net realized gains/(losses)	17	(8)
Net unrealized gains/(losses)	(40)	(3)
Purchases	(3)	(5)
Sales	1	–
Issuances	(32)	(150)
Settlements	171	273
Transfers into level 3	(12)	(117)
Transfers out of level 3	66	2
Ending balance	$ (389)	$ (557)
Unsecured short-term borrowings
Beginning balance	$(3,896)	$(4,133)
Net realized gains/(losses)	(332)	(57)
Net unrealized gains/(losses)	(230)	(115)
Issuances	(4,599)	(3,837)
Settlements	3,675	3,492
Transfers into level 3	(131)	(370)
Transfers out of level 3	919	1,124
Ending balance	$(4,594)	$(3,896)
Unsecured long-term borrowings
Beginning balance	$(7,225)	$(4,224)
Net realized gains/(losses)	(60)	(27)
Net unrealized gains/(losses)	(559)	190
Purchases	–	(3)
Issuances	(3,071)	(5,201)
Settlements	2,751	2,047
Transfers into level 3	(468)	(272)
Transfers out of level 3	1,198	265
Ending balance	$(7,434)	$(7,225)
Other liabilities and accrued expenses
Beginning balance	$ (62)	$ (52)
Net realized gains/(losses)	19	15
Net unrealized gains/(losses)	22	16
Issuances	(19)	(55)
Settlements	–	14
Ending balance	$ (40)	$ (62)

Level 3 Rollforward Commentary

Year Ended December 2017. The net realized and unrealized losses on level 3 other financial liabilities of $1.41 billion (reflecting $362 million of net realized losses and $1.05 billion of net unrealized losses) for 2017 included losses of $1.20 billion, $45 million and $10 million reported in market making, other principal transactions and interest expense, respectively, in the consolidated statements of earnings, and losses of $149 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices and the impact of tighter credit spreads, and losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.

Transfers into level 3 of other financial liabilities during 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to reduced transparency of volatility inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments, and transfers of certain hybrid financial instruments included in deposits to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments.

Year Ended December 2016. The net realized and unrealized losses on level 3 other financial liabilities of $106 million (reflecting $99 million of net realized losses and $7 million of net unrealized losses) for 2016 included losses of approximately $21 million and $10 million reported in market making and interest expense, respectively, in the consolidated statements of earnings, and losses of $75 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for 2016 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to an increase in global equity prices, and losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets, partially offset by gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to changes in foreign exchange rates.

140	Goldman Sachs 2017 Form 10-K

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

	Year Ended December
$ in millions	2017	2016	2015
Unsecured short-term borrowings	$(2,585)	$(1,028)	$ 346
Unsecured long-term borrowings	(1,357)	584	771
Other liabilities and accrued expenses	222	(55)	(684)
Other	(620)	(630)	(217)
Total	$(4,340)	$(1,129)	$ 216

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•

Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term borrowings are substantially all related to the embedded derivative component of hybrid financial instruments for 2017, 2016 and 2015. Gains/(losses) included in unsecured long-term borrowings are primarily related to the embedded derivative component of hybrid financial instruments for 2017, 2016 and 2015. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other liabilities and accrued expenses includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Other primarily consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, market making and other principal transactions primarily represent gains and losses on financial instruments owned and financial instruments sold, but not yet purchased.

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of December
$ in millions	2017	2016
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 952	$ 478
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$5,266	$8,101
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,104	$2,138

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

As of December 2017 and December 2016, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $31 million and $80 million, respectively, and the related total contractual amount of these lending commitments was $9.94 billion and $7.19 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of December 2017, and the aggregate contractual principal amount exceeded the related fair value by $361 million as of December 2016. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.69 billion and $1.56 billion as of December 2017 and December 2016, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Goldman Sachs 2017 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $268 million for 2017, $281 million for 2016 and $751 million for 2015. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents details about the net DVA losses on such financial liabilities.

	Year Ended December
$ in millions	2017	2016
DVA (pre-tax)	$(1,232)	$(844)
DVA (net of tax)	$ (807)	$(544)

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•	The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both 2017 and 2016.

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of December
$ in millions	2017	2016
Corporate loans	$30,749	$24,837
Loans to PWM clients	16,591	13,828
Loans backed by commercial real estate	7,987	4,761
Loans backed by residential real estate	6,234	3,865
Marcus loans	1,912	208
Other loans	3,263	2,682
Total loans receivable, gross	66,736	50,181
Allowance for loan losses	(803)	(509)
Total loans receivable	$65,933	$49,672

As of December 2017 and December 2016, the fair value of loans receivable was $66.29 billion and $49.80 billion, respectively. Had these loans been carried at fair value and included in the fair value hierarchy, $38.75 billion and $28.40 billion would have been classified in level 2, and $27.54 billion and $21.40 billion would have been classified in level 3, as of December 2017 and December 2016, respectively.

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

•

Loans to Private Wealth Management Clients. Loans to Private Wealth Management (PWM) clients includes loans used by clients to finance private asset purchases, employ leverage for strategic investments in real or financial assets, bridge cash flow timing gaps or provide liquidity for other needs. Such loans are primarily secured by securities or other assets.

•

Loans Backed by Commercial Real Estate. Loans backed by commercial real estate includes loans extended by the firm that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Loans backed by commercial real estate also includes loans purchased by the firm.

142	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Loans Backed by Residential Real Estate. Loans backed by residential real estate includes loans extended by the firm to clients who warehouse assets that are directly or indirectly secured by residential real estate. Loans backed by residential real estate also includes loans purchased by the firm.

•	Marcus Loans. Marcus loans represents unsecured loans to retail clients.

•

Other Loans. Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by retail loans, including auto loans, and private student loans and other assets.

The firm monitors the geographic diversification of loans receivable. The regional composition of such loans was approximately 79% and 78% in the Americas, approximately 17% and 18% in Europe, Middle East and Africa (EMEA), and approximately 4% and 4% in Asia as of December 2017 and December 2016, respectively.

Lending Commitments

The table below presents details about lending commitments that are held for investment and accounted for on an accrual basis.

	As of December
$ in millions	2017	2016
Corporate	$118,553	$93,407
Other	5,951	4,638
Total	$124,504	$98,045

In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•	Other lending commitments primarily relates to lending commitments extended by the firm to clients who warehouse assets backed by real estate and other assets.

•

The carrying value of lending commitments were liabilities of $423 million (including allowance for losses of $274 million) and $327 million (including allowance for losses of $212 million) as of December 2017 and December 2016, respectively.

•

The estimated fair value of such lending commitments were liabilities of $2.27 billion and $2.55 billion as of December 2017 and December 2016, respectively. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $772 million and $1.10 billion would have been classified in level 2, and $1.50 billion and $1.45 billion would have been classified in level 3, as of December 2017 and December 2016, respectively.

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

The table below presents details about PCI loans.

	As of December
$ in millions	2017	2016
Loans backed by commercial real estate	$1,116	$1,444
Loans backed by residential real estate	3,327	2,508
Other loans	10	18
Total gross carrying value	$4,453	$3,970
Total outstanding principal balance	$9,512	$8,515
Total accretable yield	$ 662	$ 526

The table below presents details about PCI loans at the time of acquisition.

	Year Ended December
$ in millions	2017	2016	2015
Fair value	$1,769	$2,514	$2,267
Expected cash flows	$1,961	$2,818	$2,499
Contractually required cash flows	$4,092	$6,389	$6,472

Goldman Sachs 2017 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Credit Quality

Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. For loans receivable (excluding PCI and Marcus loans) and lending commitments, the firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies.

The firm enters into economic hedges to mitigate credit risk on certain loans receivable and corporate lending commitments (both of which are held for investment) related to the firm’s relationship lending activities. Such hedges are accounted for at fair value. See Note 18 for further information about these lending commitments and associated hedges.

The table below presents gross loans receivable (excluding PCI and Marcus loans of $6.37 billion and $4.18 billion as of December 2017 and December 2016, respectively) and lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of December 2017
Investment-grade	$24,192	$ 89,409	$113,601
Non-investment-grade	36,179	35,095	71,274
Total	$60,371	$124,504	$184,875
As of December 2016
Investment-grade	$18,434	$ 72,323	$ 90,757
Non-investment-grade	27,569	25,722	53,291
Total	$46,003	$ 98,045	$144,048
Regulatory Risk Rating
As of December 2017
Non-criticized/pass	$56,720	$119,427	$176,147
Criticized	3,651	5,077	8,728
Total	$60,371	$124,504	$184,875
As of December 2016
Non-criticized/pass	$42,938	$ 94,966	$137,904
Criticized	3,065	3,079	6,144
Total	$46,003	$ 98,045	$144,048

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

For Marcus loans, an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are refreshed periodically by the firm to assess the updated creditworthiness of the borrower. As of December 2017 and December 2016, greater than 80% of the Marcus loans receivable had an underlying FICO credit score above 660 (with a weighted average FICO credit score in excess of 700).

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, expected cash flows and other risk factors.

Impaired Loans. Loans receivable (excluding PCI loans) are determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are generally placed on nonaccrual status and all accrued but uncollected interest is reversed against interest income, and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance.

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

As of December 2017 and December 2016, the gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $845 million and $404 million, respectively. As of December 2017 and December 2016, such loans included $61 million and $142 million, respectively, of corporate loans that were modified in a troubled debt restructuring. The firm did not have any lending commitments related to these loans as of December 2017. Such lending commitments were $144 million as of December 2016.

When it is determined that the firm cannot reasonably estimate expected cash flows on PCI loans or pools of loans, such loans are placed on nonaccrual status.

144	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses consists of specific loan-level reserves, portfolio level reserves and reserves on PCI loans as described below:

•	Specific loan-level reserves are determined on loans (excluding PCI loans) that exhibit credit quality weakness and are therefore individually evaluated for impairment.

•

Portfolio level reserves are determined on loans (excluding PCI loans) not evaluated for specific loan-level reserves by aggregating groups of loans with similar risk characteristics and estimating the probable loss inherent in the portfolio.

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

The allowance for loan losses is determined using various risk factors, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include loan to value ratio, debt service ratio and home price index. Risk factors for Marcus loans include FICO credit scores and delinquency status.

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

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in other liabilities and accrued expenses.

The tables below present gross loans receivable and lending commitments by impairment methodology.

	As of December 2017
$ in millions	Specific	Portfolio	PCI	Total
Loans Receivable
Corporate loans	$377	$ 30,372	$ –	$ 30,749
Loans to PWM clients	163	16,428	–	16,591
Loans backed by:
Commercial real estate	–	6,871	1,116	7,987
Residential real estate	231	2,676	3,327	6,234
Marcus loans	–	1,912	–	1,912
Other loans	74	3,179	10	3,263
Total	$845	$ 61,438	$4,453	$ 66,736
Lending Commitments
Corporate	$ 53	$118,500	$ –	$118,553
Other	–	5,951	–	5,951
Total	$ 53	$124,451	$ –	$124,504

	As of December 2016
$ in millions	Specific	Portfolio	PCI	Total
Loans Receivable
Corporate loans	$327	$ 24,510	$ –	$ 24,837
Loans to PWM clients	77	13,751	–	13,828
Loans backed by:
Commercial real estate	–	3,317	1,444	4,761
Residential real estate	–	1,357	2,508	3,865
Marcus loans	–	208	–	208
Other loans	–	2,664	18	2,682
Total	$404	$ 45,807	$3,970	$ 50,181
Lending Commitments
Corporate	$211	$ 93,196	$ –	$ 93,407
Other	–	4,638	–	4,638
Total	$211	$ 97,834	$ –	$ 98,045

In the tables above, gross loans receivable and lending commitments, subject to specific loan-level reserves, included $492 million and $122 million of impaired loans and lending commitments as of December 2017 and December 2016, respectively, which did not require a reserve as the loan was deemed to be recoverable.

Goldman Sachs 2017 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments, as well as details by impairment methodology.

	Year Ended December 2017		Year Ended December 2016
$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for losses
Beginning balance	$ 509	$212	$414	$188
Charge-offs	(203)	–	(8)	–
Provision	574	83	138	44
Other	(77)	(21)	(35)	(20)
Ending balance	$ 803	$274	$509	$212
Allowance for losses by impairment methodology
Specific	$ 119	$ 14	$127	$ 39
Portfolio	518	260	370	173
PCI	166	–	12	–
Total	$ 803	$274	$509	$212

In the table above:

•

The provision for losses on loans and lending commitments is included in other principal transactions, and was primarily related to corporate loans and lending commitments, and loans backed by commercial real estate.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

Portfolio level reserves were primarily related to corporate loans, specific loan-level reserves were substantially all related to corporate loans and reserves on PCI loans were related to loans backed by real estate.

•	Substantially all of the allowance for losses on lending commitments were related to corporate lending commitments.

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

Collateralized agreements and financings are presented on a net-by-counterparty basis when a legal right of setoff exists. Interest on collateralized agreements and collateralized financings is recognized over the life of the transaction and included in interest income and interest expense, respectively. See Note 23 for further information about interest income and interest expense.

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December
$ in millions	2017	2016
Securities purchased under agreements to resell	$120,822	$116,925
Securities borrowed	$190,848	$184,600
Securities sold under agreements to repurchase	$ 84,718	$ 71,816
Securities loaned	$ 14,793	$ 7,524

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of December 2017 and December 2016, $78.19 billion and $82.40 billion of securities borrowed, and $5.36 billion and $2.65 billion of securities loaned were at fair value, respectively.

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

146	Goldman Sachs 2017 Form 10-K

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. While these agreements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2017 and December 2016.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the consolidated statements of financial condition, as well as the amounts of counterparty netting and cash and securities collateral, not offset in the consolidated statements of financial condition.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2017
Included in consolidated statements of financial condition
Gross carrying value	$ 209,972	$ 195,783	$173,868	$19,728
Counterparty netting	(89,150)	(4,935)	(89,150)	(4,935)
Total	120,822	190,848	84,718	14,793
Amounts not offset
Counterparty netting	(5,441)	(4,412)	(5,441)	(4,412)
Collateral	(113,305)	(177,679)	(76,793)	(9,731)
Total	$ 2,076	$ 8,757	$ 2,484	$ 650
As of December 2016
Included in consolidated statements of financial condition
Gross carrying value	$ 173,561	$ 189,571	$128,452	$12,495
Counterparty netting	(56,636)	(4,971)	(56,636)	(4,971)
Total	116,925	184,600	71,816	7,524
Amounts not offset
Counterparty netting	(8,319)	(4,045)	(8,319)	(4,045)
Collateral	(107,148)	(170,625)	(62,081)	(3,087)
Total	$ 1,458	$ 9,930	$ 1,416	$ 392

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of cash or securities collateral received or posted subject to enforceable credit support agreements.

Goldman Sachs 2017 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2017
Money market instruments	$ 97	$ –
U.S. government and agency obligations	80,591	–
Non-U.S. government and agency obligations	73,031	2,245
Securities backed by commercial real estate	43	–
Securities backed by residential real estate	338	–
Corporate debt securities	7,140	1,145
State and municipal obligations	–	–
Other debt obligations	55	–
Equity securities	12,573	16,338
Total	$173,868	$19,728
As of December 2016
Money market instruments	$ 317	$ –
U.S. government and agency obligations	47,207	115
Non-U.S. government and agency obligations	56,156	1,846
Securities backed by commercial real estate	208	–
Securities backed by residential real estate	122	–
Corporate debt securities	8,297	39
State and municipal obligations	831	–
Other debt obligations	286	–
Equity securities	15,028	10,495
Total	$128,452	$12,495

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of December 2017
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 65,280	$ 9,389
2 - 30 days	59,344	4,967
31 - 90 days	13,489	756
91 days - 1 year	21,392	2,302
Greater than 1 year	14,363	2,314
Total	$173,868	$19,728

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings includes arrangements that are nonrecourse. As of December 2017 and December 2016, nonrecourse other secured financings were $5.31 billion and $2.54 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both December 2017 and December 2016.

148	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2017
Other secured financings (short-term):
At fair value	$ 7,704	$ 6,856	$14,560
At amortized cost	$ –	$ 336	$ 336
Weighted average interest rates	–%	2.61%
Other secured financings (long-term):
At fair value	$ 6,779	$ 3,006	$ 9,785
At amortized cost	$ 107	$ –	$ 107
Weighted average interest rates	3.89%	–%
Total	$14,590	$10,198	$24,788
Other secured financings collateralized by:
Financial instruments	$12,454	$ 9,870	$22,324
Other assets	$ 2,136	$ 328	$ 2,464
As of December 2016
Other secured financings (short-term):
At fair value	$ 9,380	$ 3,738	$13,118
At amortized cost	$ –	$ –	$ –
Weighted average interest rates	–%	–%
Other secured financings (long-term):
At fair value	$ 5,562	$ 2,393	$ 7,955
At amortized cost	$ 145	$ 305	$ 450
Weighted average interest rates	4.06%	2.16%
Total	$15,087	$ 6,436	$21,523
Other secured financings collateralized by:
Financial instruments	$13,858	$ 5,974	$19,832
Other assets	$ 1,229	$ 462	$ 1,691

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

•

Total other secured financings included $1.55 billion and $285 million related to transfers of financial assets accounted for as financings rather than sales as of December 2017 and December 2016, respectively. Such financings were collateralized by financial assets of $1.57 billion and $285 million as of December 2017 and December 2016, respectively, primarily included in financial instruments owned.

•

Other secured financings collateralized by financial instruments included $16.61 billion and $13.65 billion of other secured financings collateralized by financial instruments owned as of December 2017 and December 2016, respectively, and $5.71 billion and $6.18 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of December 2017 and December 2016, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of December 2017
Other secured financings (short-term)	$14,896
Other secured financings (long-term):
2019	3,439
2020	1,555
2021	551
2022	2,468
2023 - thereafter	1,879
Total other secured financings (long-term)	9,892
Total other secured financings	$24,788

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Collateral Received and Pledged

The firm receives cash and securities (e.g., U.S. government and agency obligations, other sovereign and corporate obligations, as well as equity securities) as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. The firm obtains cash and securities as collateral on an upfront or contingent basis for derivative instruments and collateralized agreements to reduce its credit exposure to individual counterparties.

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

Goldman Sachs 2017 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of December
$ in millions	2017	2016
Collateral available to be delivered or repledged	$763,984	$634,609
Collateral that was delivered or repledged	$599,565	$495,717

In the table above, as of December 2017 and December 2016, collateral available to be delivered or repledged excludes $1.52 billion and $15.47 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of December
$ in millions	2017	2016
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 50,335	$ 51,278
Did not have the right to deliver or repledge	$ 78,656	$ 61,099
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 4,838	$ 3,287

The firm also segregated $10.42 billion and $15.29 billion of securities included in financial instruments owned as of December 2017 and December 2016, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

Beneficial interests issued by securitization entities are debt or equity instruments that give the investors rights to receive all or portions of specified cash inflows to a securitization vehicle and include senior and subordinated interests in principal, interest and/or other cash inflows. The proceeds from the sale of beneficial interests are used to pay the transferor for the financial assets sold to the securitization vehicle or to purchase securities which serve as collateral.

The firm accounts for a securitization as a sale when it has relinquished control over the transferred financial assets. Prior to securitization, the firm generally accounts for assets pending transfer at fair value and therefore does not typically recognize significant gains or losses upon the transfer of assets. Net revenues from underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

For transfers of financial assets that are not accounted for as sales, the assets remain in financial instruments owned and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Notes 10 and 23 for further information about collateralized financings and interest expense, respectively.

The firm generally receives cash in exchange for the transferred assets but may also have continuing involvement with the transferred financial assets, including ownership of beneficial interests in securitized financial assets, primarily in the form of debt instruments. The firm may also purchase senior or subordinated securities issued by securitization vehicles (which are typically VIEs) in connection with secondary market-making activities.

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

	Year Ended December
$ in millions	2017	2016	2015
Residential mortgages	$18,142	$12,164	$10,479
Commercial mortgages	7,872	233	6,043
Other financial assets	481	181	–
Total	$26,495	$12,578	$16,522
Retained interests cash flows	$ 264	$ 189	$ 174

150	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2017
U.S. government agency-issued collateralized mortgage obligations	$20,232	$1,120	$16
Other residential mortgage-backed	10,558	711	17
Other commercial mortgage-backed	7,916	228	7
Corporate debt and other asset-backed	2,108	56	1
Total	$40,814	$2,115	$41
As of December 2016
U.S. government agency-issued collateralized mortgage obligations	$25,140	$ 953	$24
Other residential mortgage-backed	3,261	540	6
Other commercial mortgage-backed	357	15	–
Corporate debt and other asset-backed	2,284	56	6
Total	$31,042	$1,564	$36

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $2.13 billion and $1.58 billion as of December 2017 and December 2016, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $86 million and $48 million as of December 2017 and December 2016, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of December
$ in millions	2017	2016
Fair value of retained interests	$2,071	$1,519
Weighted average life (years)	6.0	7.5
Constant prepayment rate	9.4%	8.1%
Impact of 10% adverse change	$ (19)	$ (14)
Impact of 20% adverse change	$ (35)	$ (28)
Discount rate	4.2%	5.3%
Impact of 10% adverse change	$ (35)	$ (37)
Impact of 20% adverse change	$ (70)	$ (71)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $56 million and a weighted average life of 4.5 years as of December 2017, and a fair value of $56 million and a weighted average life of 3.5 years as of December 2016. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2017 and December 2016. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $56 million and $56 million as of December 2017 and December 2016, respectively.

Goldman Sachs 2017 Form 10-K	151

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

VIE Activities

In 2017, the firm aggregated corporate debt VIEs with other asset-backed VIEs and aggregated power-related VIEs with real estate, credit-related and other investing VIEs (rather than in investments in funds and other VIEs). Previously reported amounts have been conformed to the current presentation.

The firm is principally involved with VIEs through the following business activities:

Mortgage-Backed VIEs. The firm sells residential and commercial mortgage loans and securities to mortgage-backed VIEs and may retain beneficial interests in the assets sold to these VIEs. The firm purchases and sells beneficial interests issued by mortgage-backed VIEs in connection with market-making activities. In addition, the firm may enter into derivatives with certain of these VIEs, primarily interest rate swaps, which are typically not variable interests. The firm generally enters into derivatives with other counterparties to mitigate its risk.

Real Estate, Credit- and Power-Related and Other Investing VIEs. The firm purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans, power-related assets and equity securities. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

Corporate Debt and Other Asset-Backed VIEs. The firm structures VIEs that issue notes to clients, and purchases and sells beneficial interests issued by corporate debt and other asset-backed VIEs in connection with market-making activities. Certain of these VIEs synthetically create the exposure for the beneficial interests they issue by entering into credit derivatives with the firm, rather than purchasing the underlying assets. In addition, the firm may enter into derivatives, such as total return swaps, with certain corporate debt and other asset-backed VIEs, under which the firm pays the VIE a return due to the beneficial interest holders and receives the return on the collateral owned by the VIE. The collateral owned by these VIEs is primarily other asset-backed loans and securities. The firm generally can be removed as the total return swap counterparty and enters into derivatives with other counterparties to mitigate its risk related to these swaps. The firm may sell assets to the corporate debt and other asset-backed VIEs it structures.

152	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Principal-Protected Note VIEs. The firm structures VIEs that issue principal-protected notes to clients. These VIEs own portfolios of assets, principally with exposure to hedge funds. Substantially all of the principal protection on the notes issued by these VIEs is provided by the asset portfolio rebalancing that is required under the terms of the notes. The firm enters into total return swaps with these VIEs under which the firm pays the VIE the return due to the principal-protected note holders and receives the return on the assets owned by the VIE. The firm may enter into derivatives with other counterparties to mitigate its risk. The firm also obtains funding through these VIEs.

Investments in Funds. The firm makes equity investments in certain of the investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm typically does not sell assets to, or enter into derivatives with, these VIEs.

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

Nonconsolidated VIEs. As a result of adoption as of January 1, 2016, investments in funds nonconsolidated VIEs included $10.70 billion in assets in VIEs, $543 million in carrying value of variable interests — assets and $559 million in maximum exposure to loss related to investments in limited partnership entities that were previously classified as nonconsolidated voting interest entities.

Consolidated VIEs. As a result of adoption as of January 1, 2016, real estate, credit-related and other investing consolidated VIEs included $302 million of assets, substantially all included in financial instruments owned, and $122 million of liabilities, included in other liabilities and accrued expenses, primarily related to investments in limited partnership entities that were previously classified as consolidated voting interest entities.

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss.

	As of December
$ in millions	2017	2016
Total nonconsolidated VIEs
Assets in VIEs	$97,962	$70,083
Carrying value of variable interests — assets	8,425	6,199
Carrying value of variable interests — liabilities	214	254
Maximum exposure to loss:
Retained interests	2,115	1,564
Purchased interests	1,172	544
Commitments and guarantees	3,462	2,196
Derivatives	8,406	7,144
Loans and investments	4,454	3,760
Total maximum exposure to loss	$19,609	$15,208

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

•

Total maximum exposure to loss from commitments and guarantees, and derivatives included $1.26 billion and $1.28 billion as of December 2017 and December 2016, respectively, related to transactions with VIEs to which the firm transferred assets.

Goldman Sachs 2017 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of December
$ in millions	2017	2016
Mortgage-backed
Assets in VIEs	$55,153	$32,714
Carrying value of variable interests — assets	3,128	1,936
Maximum exposure to loss:
Retained interests	2,059	1,508
Purchased interests	1,067	429
Commitments and guarantees	11	9
Derivatives	99	163
Total maximum exposure to loss	$ 3,236	$ 2,109
Real estate, credit- and power-related and other investing
Assets in VIEs	$15,539	$11,771
Carrying value of variable interests — assets	3,289	2,911
Carrying value of variable interests — liabilities	2	9
Maximum exposure to loss:
Commitments and guarantees	1,617	1,658
Loans and investments	3,289	2,911
Total maximum exposure to loss	$ 4,906	$ 4,569
Corporate debt and other asset-backed
Assets in VIEs	$16,251	$11,540
Carrying value of variable interests — assets	1,660	602
Carrying value of variable interests — liabilities	212	245
Maximum exposure to loss:
Retained interests	56	56
Purchased interests	105	115
Commitments and guarantees	1,779	461
Derivatives	8,303	6,975
Loans and investments	817	99
Total maximum exposure to loss	$11,060	$ 7,706
Investments in funds
Assets in VIEs	$11,019	$14,058
Carrying value of variable interests — assets	348	750
Maximum exposure to loss:
Commitments and guarantees	55	68
Derivatives	4	6
Loans and investments	348	750
Total maximum exposure to loss	$ 407	$ 824

As of both December 2017 and December 2016, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned.

•

Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities and accrued expenses.

•	Corporate debt and other asset-backed: Substantially all assets were included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of December
$ in millions	2017	2016
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 275	$ 300
Receivables from customers and counterparties	2	–
Loans receivable	427	603
Financial instruments owned	1,194	2,047
Other assets	1,273	682
Total	$3,171	$3,632
Liabilities
Other secured financings	$1,023	$ 854
Payables to brokers, dealers and clearing organizations	–	1
Financial instruments sold, but not yet purchased	15	7
Unsecured short-term borrowings	79	197
Unsecured long-term borrowings	225	334
Other liabilities and accrued expenses	577	803
Total	$1,919	$2,196

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

•	Substantially all assets can only be used to settle obligations of the VIE.

154	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of December
$ in millions	2017	2016
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 275	$ 300
Loans receivable	375	603
Financial instruments owned	896	1,708
Other assets	1,267	680
Total	$2,813	$3,291
Liabilities
Other secured financings	$ 327	$ 284
Payables to brokers, dealers and clearing organizations	–	1
Financial instruments sold, but not yet purchased	15	7
Other liabilities and accrued expenses	577	803
Total	$ 919	$1,095
Mortgage-backed and other asset-backed
Assets
Receivables from customers and counterparties	$ 2	$ –
Loans receivable	52	–
Financial instruments owned	242	253
Other assets	6	2
Total	$ 302	$ 255
Liabilities
Other secured financings	$ 207	$ 139
Total	$ 207	$ 139
Principal-protected notes
Assets
Financial instruments owned	$ 56	$ 86
Total	$ 56	$ 86
Liabilities
Other secured financings	$ 489	$ 431
Unsecured short-term borrowings	79	197
Unsecured long-term borrowings	225	334
Total	$ 793	$ 962

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of December
$ in millions	2017	2016
Property, leasehold improvements and equipment	$15,094	$12,070
Goodwill and identifiable intangible assets	4,038	4,095
Income tax-related assets	3,728	5,550
Miscellaneous receivables and other	5,486	3,766
Total	$28,346	$25,481

In the table above:

•

Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $8.28 billion and $7.68 billion as of December 2017 and December 2016, respectively. Property, leasehold improvements and equipment included $5.97 billion and $5.96 billion as of December 2017 and December 2016, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

•

The decrease in income tax-related assets during 2017 primarily reflected the estimated impact of Tax Legislation on income tax-related assets. See Note 24 for further information about Tax Legislation.

•

Miscellaneous receivables and other included debt securities accounted for as held-to-maturity of $800 million and $87 million as of December 2017 and December 2016, respectively. As of both December 2017 and December 2016, these securities were backed by residential real estate and had maturities of greater than ten years. These securities are carried at amortized cost and the carrying value of these securities approximated fair value as of both December 2017 and December 2016. As these securities are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these securities been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2017 and December 2016.

Goldman Sachs 2017 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Miscellaneous receivables and other included investments in qualified affordable housing projects of $679 million and $682 million as of December 2017 and December 2016, respectively.

•	Miscellaneous receivables and other included equity-method investments of $275 million and $219 million as of December 2017 and December 2016, respectively.

•

Miscellaneous receivables and other included assets classified as held for sale of $634 million as of December 2017 related to certain of the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment.

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of December
$ in millions	2017	2016
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,403	2,403
Securities services	105	105
Investing & Lending	2	2
Investment Management	605	606
Total	$3,665	$3,666

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

The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value, with the amount of impairment equal to the difference between those values. To estimate the fair value of each reporting unit, a relative value technique is used because the firm believes market participants would use this technique to value the firm’s reporting units. The relative value technique applies observable price-to-earnings multiples or price-to-book multiples and projected return on equity of comparable competitors to reporting units’ net earnings or net book value. The estimated net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.

In the fourth quarter of 2017, the firm assessed goodwill for impairment for each of its reporting units by performing a qualitative assessment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the prior quantitative tests.

The firm considered the following factors in the qualitative assessment performed in the fourth quarter when evaluating whether it was more likely than not that the fair value of a reporting unit was less than its carrying value:

•

Performance Indicators. During 2017, the firm’s net revenues and pre-tax margin increased as compared with 2016. Net earnings, diluted earnings per common share, return on average common shareholders’ equity and book value per common share for 2017 decreased as compared with 2016 due to Tax Legislation. However, Tax Legislation will result in a lower effective income tax rate in the future. See Note 24 for further information about Tax Legislation. In addition, although certain expenses increased, there were no significant negative changes to the firm’s overall cost structure since the prior quantitative goodwill tests were performed.

•

Firm and Industry Events. There were no events, entity-specific or otherwise, since the prior quantitative goodwill tests that would have had a significant negative impact on the valuation of the firm’s reporting units.

156	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Macroeconomic Indicators. Since the prior quantitative goodwill tests, the firm’s general operating environment improved as concerns about the outlook for global economic growth moderated.

•

Fair Value Indicators. Since the prior quantitative goodwill tests, fair value indicators improved as global equity prices increased and credit spreads tightened. In addition, most publicly traded industry participants, including the firm, experienced increases in stock price, price-to-book multiples and price-to-earnings multiples.

As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.

Identifiable Intangible Assets. The table below presents the carrying value of identifiable intangible assets.

	As of December
$ in millions	2017	2016
Institutional Client Services:
FICC Client Execution	$ 37	$ 65
Equities client execution	88	141
Investing & Lending	140	105
Investment Management	108	118
Total	$ 373	$ 429

The table below presents further details on the net carrying value of identifiable intangible assets.

	As of December
$ in millions	2017	2016
Customer lists
Gross carrying value	$ 1,091	$ 1,065
Accumulated amortization	(903)	(837)
Net carrying value	188	228
Other
Gross carrying value	584	543
Accumulated amortization	(399)	(342)
Net carrying value	185	201
Total gross carrying value	1,675	1,608
Total accumulated amortization	(1,302)	(1,179)
Total net carrying value	$ 373	$ 429

In the table above:

•	The net carrying value of other intangibles primarily includes intangible assets related to acquired leases and commodities transportation rights.

•

During 2017 and 2016, the firm acquired $113 million and $89 million, respectively, of intangible assets, primarily related to acquired leases, with a weighted average amortization period of five and three years, respectively.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present details about amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2017	2016	2015
Amortization	$150	$162	$132

$ in millions	As of December 2017
Estimated future amortization
2018	$133
2019	$ 98
2020	$ 39
2021	$ 27
2022	$ 20

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

During 2017, 2016 and 2015, impairments were not material to the firm’s results of operations or financial condition.

Goldman Sachs 2017 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2017
Private bank deposits	$50,579	$ 1,623	$ 52,202
Marcus deposits	13,787	3,330	17,117
Brokered certificates of deposit	–	35,704	35,704
Deposit sweep programs	16,019	–	16,019
Institutional deposits	1	17,561	17,562
Total	$80,386	$58,218	$138,604
As of December 2016
Private bank deposits	$50,655	$ 3,100	$ 53,755
Marcus deposits	10,511	1,337	11,848
Brokered certificates of deposit	–	34,905	34,905
Deposit sweep programs	16,019	–	16,019
Institutional deposits	12	7,559	7,571
Total	$77,197	$46,901	$124,098

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand deposits have no stated maturity.

•

Time deposits included $22.90 billion and $13.78 billion as of December 2017 and December 2016, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 2 years and 2.5 years as of December 2017 and December 2016, respectively.

•	Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Deposits insured by the FDIC as of December 2017 and December 2016 were approximately $75.02 billion and $69.91 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices.

	As of December
$ in millions	2017	2016
U.S. offices	$111,002	$106,037
Non-U.S. offices	27,602	18,061
Total	$138,604	$124,098

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2017
$ in millions	U.S.	Non-U.S.	Total
2018	$13,106	$15,037	$28,143
2019	7,297	3,179	10,476
2020	5,142	12	5,154
2021	3,574	43	3,617
2022	4,907	86	4,993
2023 - thereafter	5,289	546	5,835
Total	$39,315	$18,903	$58,218

As of December 2017, deposits in U.S. and non-U.S. offices included $1.43 billion and $11.66 billion, respectively, of time deposits that were greater than $250,000.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2017 and December 2016. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2017 and December 2016.

158	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of December
$ in millions	2017	2016
Other secured financings (short-term)	$14,896	$13,118
Unsecured short-term borrowings	46,922	39,265
Total	$61,818	$52,383

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2017 and December 2016.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of December
$ in millions	2017	2016
Current portion of unsecured long-term borrowings	$30,090	$23,528
Hybrid financial instruments	12,973	11,700
Other unsecured short-term borrowings	3,859	4,037
Total	$46,922	$39,265
Weighted average interest rate	2.28%	1.68%

In the table above:

•	The current portion of unsecured long-term borrowings included $26.28 billion and $21.53 billion as of December 2017 and December 2016, respectively, issued by Group Inc.

•

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of December
$ in millions	2017	2016
Other secured financings (long-term)	$ 9,892	$ 8,405
Unsecured long-term borrowings	217,687	189,086
Total	$227,579	$197,491

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2057, which consists principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2017
Fixed-rate obligations:
Group Inc.	$101,791	$ 35,116	$136,907
Subsidiaries	2,244	1,859	4,103
Floating-rate obligations:
Group Inc.	29,637	23,938	53,575
Subsidiaries	14,977	8,125	23,102
Total	$148,649	$ 69,038	$217,687
As of December 2016
Fixed-rate obligations:
Group Inc.	$ 93,885	$ 31,274	$125,159
Subsidiaries	2,228	885	3,113
Floating-rate obligations:
Group Inc.	27,864	19,112	46,976
Subsidiaries	8,884	4,954	13,838
Total	$132,861	$ 56,225	$189,086

In the table above:

•	Floating interest rates are generally based on LIBOR or Overnight Index Swap Rate. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.60% to 10.04% (with a weighted average rate of 4.24%) and 1.60% to 10.04% (with a weighted average rate of 4.57%) as of December 2017 and December 2016, respectively.

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.31% to 13.00% (with a weighted average rate of 2.60%) and 0.02% to 13.00% (with a weighted average rate of 3.05%) as of December 2017 and December 2016, respectively.

Goldman Sachs 2017 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents unsecured long-term borrowings by maturity date.

	As of December 2017
$ in millions	Group Inc.	Subsidiaries	Total
2019	$ 24,915	$ 5,590	$ 30,505
2020	20,215	2,905	23,120
2021	20,547	1,234	21,781
2022	21,044	1,558	22,602
2023 - thereafter	103,761	15,918	119,679
Total	$190,482	$27,205	$217,687

In the table above:

•

Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included in unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

•

Unsecured long-term borrowings included $5.61 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $167 million in 2019, $192 million in 2020, $387 million in 2021, $(82) million in 2022, and $4.95 billion in 2023 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2017
Fixed-rate obligations:
At fair value	$ –	$ 147	$ 147
At amortized cost	86,951	3,852	90,803
Floating-rate obligations:
At fair value	18,207	20,284	38,491
At amortized cost	85,324	2,922	88,246
Total	$190,482	$27,205	$217,687
As of December 2016
Fixed-rate obligations:
At fair value	$ –	$ 150	$ 150
At amortized cost	71,225	3,493	74,718
Floating-rate obligations:
At fair value	17,591	11,669	29,260
At amortized cost	83,319	1,639	84,958
Total	$172,135	$16,951	$189,086

In the table above, the weighted average interest rates on the aggregate amounts were 2.86% (3.67% related to fixed-rate obligations and 2.02% related to floating-rate obligations) and 2.87% (3.90% related to fixed-rate obligations and 1.97% related to floating-rate obligations) as of December 2017 and December 2016, respectively. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of both December 2017 and December 2016, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2017 and December 2016.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of December 2017 and December 2016, subordinated debt had maturities ranging from 2020 to 2045, and 2018 to 2045, respectively. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

The table below presents details about the firm’s subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of December 2017
Subordinated debt	$14,117	$16,235	3.31%
Junior subordinated debt	1,168	1,539	2.37%
Total	$15,285	$17,774	3.24%
As of December 2016
Subordinated debt	$15,058	$17,604	4.29%
Junior subordinated debt	1,360	1,809	5.70%
Total	$16,418	$19,413	4.41%

In the table above:

•

Par amount and carrying amount of subordinated debt issued by Group Inc. were $13.96 billion and $16.08 billion, respectively, as of December 2017, and $14.84 billion and $17.39 billion, respectively, as of December 2016.

•

The rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. The rates exclude subordinated borrowings accounted for at fair value under the fair value option.

160	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2017, the firm repurchased or redeemed subordinated debt with a par amount of $1.45 billion (carrying value of $1.80 billion) for $1.70 billion. As a result, such debt was extinguished.

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

Junior Subordinated Debt Issued in Connection with Trust Preferred Securities. Group Inc. issued $2.84 billion of junior subordinated debt in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of December 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.17 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.13 billion and $35.1 million, respectively. During 2017, the firm purchased $186 million (par amount) of Trust Preferred Securities and delivered these securities, along with $5.7 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2016, the outstanding par amount of junior subordinated debt held by the Trust was $1.36 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.32 billion and $40.8 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Goldman Sachs 2017 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of December
$ in millions	2017	2016
Compensation and benefits	$ 6,710	$ 7,181
Noncontrolling interests	553	506
Income tax-related liabilities	4,051	1,794
Employee interests in consolidated funds	156	77
Subordinated liabilities of consolidated VIEs	19	584
Accrued expenses and other	5,433	4,220
Total	$16,922	$14,362

In the table above, the increase in income tax-related liabilities during 2017 reflected the estimated impact of Tax Legislation on income tax-related liabilities. See Note 24 for further information about Tax Legislation.

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of December
$ in millions	2017	2016
Commercial lending:
Investment-grade	$ 93,115	$ 73,664
Non-investment-grade	45,291	34,878
Warehouse financing	5,340	3,514
Total commitments to extend credit	143,746	112,056
Contingent and forward starting collateralized agreements	41,756	25,348
Forward starting collateralized financings	16,902	8,939
Letters of credit	437	373
Investment commitments	6,840	8,444
Other	6,310	6,014
Total commitments	$215,991	$161,174

The table below presents the firm’s commitments by period of expiration.

	As of December 2017
$ in millions	2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Commercial lending:
Investment-grade	$14,593	$38,836	$38,431	$ 1,255
Non-investment-grade	2,614	12,297	21,833	8,547
Warehouse financing	1,688	1,730	1,241	681
Total commitments to extend credit	18,895	52,863	61,505	10,483
Contingent and forward starting collateralized agreements	41,756	–	–	–
Forward starting collateralized financings	16,902	–	–	–
Letters of credit	288	109	–	40
Investment commitments	2,836	676	493	2,835
Other	6,089	171	50	–
Total commitments	$86,766	$53,819	$62,048	$13,358

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

As of December 2017 and December 2016, $124.50 billion and $98.05 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of December 2017 and December 2016, $9.84 billion and $6.87 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value. The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in other principal transactions.

162	Goldman Sachs 2017 Form 10-K

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $25.70 billion and $26.88 billion as of December 2017 and December 2016, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $550 million and $768 million of protection had been provided as of December 2017 and December 2016, respectively. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of retail and corporate loans.

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

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.09 billion and $2.10 billion as of December 2017 and December 2016, respectively, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of December 2017
2018	$ 299
2019	282
2020	262
2021	205
2022	145
2023 - thereafter	771
Total	$1,964

Rent charged to operating expenses was $273 million for 2017, $244 million for 2016 and $249 million for 2015.

Goldman Sachs 2017 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in occupancy expenses. The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. Total occupancy expenses for space held in excess of the firm’s current requirements and exit costs related to its office space were not material for both 2017 and 2015, and were approximately $68 million for 2016.

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

The firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors such as the extent to which these claims are made within the statute of limitations, taking into consideration the agreements to toll the statute of limitations the firm entered into with trustees representing certain trusts. Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for repurchase claims. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

Other Contingencies. In connection with the sale of Metro International Trade Services (Metro), the firm agreed to provide indemnities to the buyer, which primarily relate to fundamental representations and warranties, and potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force (RMBS Working Group), the firm agreed to provide $1.80 billion in consumer relief in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of December 2017
Carrying Value of Net Liability	$ 5,406	$ –	$ 37
Maximum Payout/Notional Amount by Period of Expiration
2018	$1,139,751	$37,959	$ 723
2019 - 2020	205,983	–	1,515
2021 - 2022	71,599	–	1,209
2023 - thereafter	76,540	–	137
Total	$1,493,873	$37,959	$3,584
As of December 2016
Carrying Value of Net Liability	$ 8,873	$ –	$ 50
Maximum Payout/Notional Amount by Period of Expiration
2017	$ 432,328	$33,403	$1,064
2018 - 2019	261,676	–	763
2020 - 2021	71,264	–	1,662
2022 - thereafter	51,506	–	173
Total	$ 816,774	$33,403	$3,662

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in commitments to extend credit. See the tables in “Commitments” above for a summary of the firm’s commitments.

•

The carrying value for derivatives included derivative assets of $2.20 billion and $1.20 billion and derivative liabilities of $7.61 billion and $10.07 billion as of December 2017 and December 2016, respectively.

164	Goldman Sachs 2017 Form 10-K

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $39.03 billion and $34.33 billion as of December 2017 and December 2016, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs 2017 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both December 2017 and December 2016.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both December 2017 and December 2016.

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

Note 19.

Shareholders’ Equity

Common Equity

As of both December 2017 and December 2016, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.

Dividends declared per common share were $2.90 in 2017, $2.60 in 2016 and $2.55 in 2015. On January 16, 2018, the Board of Directors of Group Inc. (Board) declared a dividend of $0.75 per common share to be paid on March 29, 2018 to common shareholders of record on March 1, 2018.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the FRB does not object to such capital action.

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	Year Ended December
in millions, except per share amounts	2017	2016	2015
Common share repurchases	29.0	36.6	22.1
Average cost per share	$231.87	$165.88	$189.41
Total cost of common share repurchases	$ 6,721	$ 6,069	$ 4,195

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel RSUs or stock options to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during 2017, 2016 and 2015, 12,165 shares, 49,374 shares and 35,217 shares were remitted with a total value of $3 million, $7 million and $6 million, and the firm cancelled 8.1 million, 6.1 million and 5.7 million of RSUs with a total value of $1.94 billion, $921 million and $1.03 billion, respectively. Under these plans, the firm also cancelled 4.6 million, 5.5 million and 2.0 million of stock options with a total value of $1.09 billion, $1.11 billion and $406 million during 2017, 2016 and 2015, respectively.

166	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of December 2017.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
B	50,000	32,000	32,000	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
L	52,000	52,000	52,000	25
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Total	540,750	446,282	446,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
B	Currently redeemable	$ 25,000	800
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
L	May 10, 2019	$ 25,000	1,300
M	May 10, 2020	$ 25,000	2,000
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Total			$11,853

In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive confirmation that the FRB does not object to such capital action.

•	In November 2017, Group Inc. issued 60,000 shares of Series P perpetual 5.00% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series P Preferred Stock).

•

The redemption price per share for Series A through F Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of non-cumulative Series E and Series F Preferred Stock issued and outstanding is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•

The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

During 2016, the firm delivered a par amount of $1.32 billion (fair value of $1.04 billion) of APEX to the APEX Trusts in exchange for 9,833 shares of Series E Preferred Stock and 3,385 shares of Series F Preferred Stock for a total redemption value of $1.32 billion (net carrying value of $1.31 billion). Following the exchange, these shares of Series E and Series F Preferred Stock were cancelled. The difference between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was $266 million. This difference was recorded as a reduction to preferred stock dividends in 2016. See Note 16 for further information about APEX.

In November 2017, the firm redeemed the 34,000 shares of Series I 5.95% Non-Cumulative Preferred Stock (Series I Preferred Stock) for the stated redemption price of $850 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value of the Series I Preferred Stock and the net carrying value at the time of redemption was $14 million. This difference was recorded as an addition to preferred stock dividends in 2017.

In February 2018, the firm redeemed 26,000 shares of its outstanding Series B 6.20% Non-Cumulative Preferred Stock (Series B Preferred Stock) with a redemption value of $650 million ($25,000 per share). The difference between the redemption value of the Series B Preferred Stock and the net carrying value at the time of redemption was $15 million. This difference will be recorded as an addition to preferred stock dividends in the first quarter of 2018.

Goldman Sachs 2017 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the dividend rates of the firm’s perpetual preferred stock as of December 2017.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
B	6.20%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The table below presents dividends declared on the firm’s preferred stock.

	Year Ended December
	2017		2016		2015
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$ 950.51	$ 29	$ 953.12	$ 29	$ 950.52	$ 28
B	$1,550.00	50	$1,550.00	50	$1,550.00	50
C	$1,013.90	8	$1,016.68	8	$1,013.90	8
D	$1,013.90	55	$1,016.68	55	$1,013.90	54
E	$4,055.55	31	$4,066.66	50	$4,055.55	71
F	$4,055.55	6	$4,066.66	13	$4,055.55	20
I	$1,487.52	51	$1,487.52	51	$1,487.52	51
J	$1,375.00	55	$1,375.00	55	$1,375.00	55
K	$1,593.76	45	$1,593.76	45	$1,593.76	45
L	$1,425.00	74	$1,425.00	74	$1,425.00	74
M	$1,343.76	107	$1,343.76	107	$ 735.33	59
N	$1,575.00	42	$1,124.38	30	$ –	–
O	$1,325.00	34	$ 379.10	10	$ –	–
Total		$587		$577		$515

In the table above, the total preferred dividend amounts for Series E and Series F Preferred Stock for 2016 include prorated dividends of $866.67 per share related to 4,861 shares of Series E Preferred Stock and 1,639 shares of Series F Preferred Stock, which were cancelled during 2016.

On January 10, 2018, Group Inc. declared dividends of $244.79, $387.50, $261.11, $261.11, $343.75, $398.44 and $393.75 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series J Preferred Stock, Series K Preferred Stock and Series N Preferred Stock, respectively, to be paid on February 12, 2018 to preferred shareholders of record on January 28, 2018. In addition, the firm declared dividends of $1,000.00 per each share of Series E Preferred Stock and Series F Preferred Stock, to be paid on March 1, 2018 to preferred shareholders of record on February 14, 2018.

Accumulated Other Comprehensive Loss

The table below presents changes in the accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2017
Currency translation	$ (647)	$ 22	$ (625)
Debt valuation adjustment	(239)	(807)	(1,046)
Pension and postretirement liabilities	(330)	130	(200)
Available-for-sale securities	–	(9)	(9)
Total	$(1,216)	$(664)	$(1,880)
Year Ended December 2016
Currency translation	$ (587)	$ (60)	$ (647)
Debt valuation adjustment	305	(544)	(239)
Pension and postretirement liabilities	(131)	(199)	(330)
Total	$ (413)	$(803)	$(1,216)

In the table above, the beginning balance of accumulated other comprehensive loss for December 2016 has been adjusted to reflect the cumulative effect of the change in accounting principle related to debt valuation adjustment, net of tax. See Note 3 for further information about the adoption of ASU No. 2016-01. See Note 8 for further information about the debt valuation adjustment.

168	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20.

Regulation and Capital Adequacy

The FRB is the primary regulator of Group Inc., a bank holding company (BHC) under the U.S. Bank Holding Company Act of 1956 and a financial holding company under amendments to this Act. As a BHC, the firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the risk-based capital and leverage regulations of the FRB, subject to certain transitional provisions (Capital Framework).

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

Capital Framework

The regulations under the Capital Framework are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Capital Framework, the firm is an “Advanced approach” banking organization and has been designated as a global systemically important bank (G-SIB).

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Capital Framework (together, the Basel III Advanced Rules). The lower of each capital ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum ratio requirements is assessed. Each of the capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both December 2017 and December 2016. The capital ratios that apply to the firm can change in future reporting periods as a result of these regulatory requirements.

Regulatory Capital and Capital Ratios. The table below presents the minimum ratios required for the firm.

	As of December
	2017	2016
CET1 ratio	7.000%	5.875%
Tier 1 capital ratio	8.500%	7.375%
Total capital ratio	10.500%	9.375%
Tier 1 leverage ratio	4.000%	4.000%

In the table above:

•

The minimum capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the G-SIB buffer of 2.5% (based on 2015 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

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

Certain aspects of the Capital Framework’s requirements phase in over time (transitional provisions). These include capital buffers and certain deductions from regulatory capital (such as investments in nonconsolidated financial institutions). These deductions from regulatory capital are required to be phased in ratably per year from 2014 to 2018, with residual amounts not deducted during the transitional period subject to risk weighting. In addition, junior subordinated debt issued to trusts is being phased out of regulatory capital. The minimum CET1, Tier 1 and Total capital ratios that apply to the firm will increase as the capital buffers are phased in.

The capital conservation buffer, which consists entirely of capital that qualifies as CET1, began to phase in on January 1, 2016 and will continue to do so in increments of 0.625% per year until it reaches 2.5% of RWAs on January 1, 2019.

Goldman Sachs 2017 Form 10-K	169

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

The Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of December 2017, the FRB has set the countercyclical capital buffer at zero percent.

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

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted. The following is a description of the calculation of credit RWAs in accordance with the Standardized Capital Rules and the Basel III Advanced Rules:

•

For credit RWAs calculated in accordance with the Standardized Capital Rules, the firm utilizes prescribed risk-weights which depend largely on the type of counterparty (e.g., whether the counterparty is a sovereign, bank, broker-dealer or other entity). The exposure measure for derivatives is based on a combination of positive net current exposure and a percentage of the notional amount of each derivative. The exposure measure for securities financing transactions is calculated to reflect adjustments for potential price volatility, the size of which depends on factors such as the type and maturity of the security, and whether it is denominated in the same currency as the other side of the financing transaction. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities; and

•

For credit RWAs calculated in accordance with the Basel III Advanced Rules, the firm has been given permission by its regulators to compute risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. This approach is based on internal assessments of the creditworthiness of counterparties, with key inputs being the probability of default, loss given default and the effective maturity. The firm utilizes internal models to measure exposure for derivatives and securities financing transactions. The Capital Framework requires that a BHC obtain prior written agreement from its regulators before using internal models for such purposes. The firm utilizes specific required formulaic approaches to measure exposure for securitizations and equities.

170	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Market Risk

Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk. The market risk regulatory capital rules require that a BHC obtain prior written agreement from its regulators before using any internal model to calculate its risk-based capital requirement. The following is further information regarding the measures of exposure for market RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules:

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the FRB’s regulatory capital rules require that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during 2017 and exceeded its 99% one-day regulatory VaR on two occasions during 2016. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Capital Ratios and RWAs. Each of the capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules as of both December 2017 and December 2016, and therefore such lower ratios applied to the firm as of these dates.

Goldman Sachs 2017 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the ratios calculated in accordance with both the Standardized Capital Rules and Basel III Advanced Rules.

	As of December
$ in millions	2017	2016
Common shareholders’ equity	$ 70,390	$ 75,690
Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,269)	(2,874)
Deduction for investments in nonconsolidated financial institutions	–	(424)
Other adjustments	(11)	(346)
Common Equity Tier 1	67,110	72,046
Preferred stock	11,853	11,203
Deduction for investments in covered funds	(590)	(445)
Other adjustments	(42)	(364)
Tier 1 capital	$ 78,331	$ 82,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 78,331	$ 82,440
Qualifying subordinated debt	13,360	14,566
Junior subordinated debt issued to trusts	567	792
Allowance for losses on loans and lending commitments	1,078	722
Other adjustments	(28)	(6)
Standardized Tier 2 capital	14,977	16,074
Standardized Total capital	$ 93,308	$ 98,514
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 78,331	$ 82,440
Standardized Tier 2 capital	14,977	16,074
Allowance for losses on loans and lending commitments	(1,078)	(722)
Basel III Advanced Tier 2 capital	13,899	15,352
Basel III Advanced Total capital	$ 92,230	$ 97,792
RWAs
Standardized	$555,611	$496,676
Basel III Advanced	$617,646	$549,650
CET1 ratio
Standardized	12.1%	14.5%
Basel III Advanced	10.9%	13.1%
Tier 1 capital ratio
Standardized	14.1%	16.6%
Basel III Advanced	12.7%	15.0%
Total capital ratio
Standardized	16.8%	19.8%
Basel III Advanced	14.9%	17.8%
Tier 1 leverage ratio	8.4%	9.4%

Effective January 2018, the firm was subject to the fully phased-in CET1 ratios. As of December 2017, the firm’s CET1 ratios, on a fully phased-in basis, calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules were lower by 0.2 percentage points, as compared to the transitional CET1 ratios.

In the table above:

•

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, included goodwill of $3.67 billion as of both December 2017 and December 2016, and identifiable intangible assets of $298 million (80% of $373 million) and $257 million (60% of $429 million) as of December 2017 and December 2016, respectively, net of associated deferred tax liabilities of $694 million and $1.05 billion as of December 2017 and December 2016, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets is required to be phased into CET1 ratably over five years from 2014 to 2018. The balance that is not deducted during the transitional period is risk weighted.

•

Deduction for investments in nonconsolidated financial institutions represents the amount by which the firm’s investments in the capital of nonconsolidated financial institutions exceed certain prescribed thresholds. The deduction for such investments is required to be phased into CET1 ratably over five years from 2014 to 2018. As of December 2017 and December 2016, CET1 reflects 80% and 60% of the deduction, respectively. The balance that is not deducted during the transitional period is risk weighted.

•

Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. This deduction was not subject to a transition period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, pension and postretirement liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. The deduction for such items is generally required to be phased into CET1 ratably over five years from 2014 to 2018. As of December 2017 and December 2016, CET1 reflects 80% and 60% of such deduction, respectively. The balance that is not deducted from CET1 during the transitional period is generally deducted from Tier 1 capital within other adjustments.

172	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

As of December 2017, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 50% included in Tier 2 capital and 50% fully phased out of regulatory capital. As of December 2016, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 60% included in Tier 2 capital and 40% fully phased out of regulatory capital. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Year Ended December 2017
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$72,046	$72,046
Change in common shareholders’ equity	(5,300)	(5,300)
Change in deduction for:
Transitional provisions	(426)	(426)
Goodwill and identifiable intangible assets, net of deferred tax liabilities	(324)	(324)
Investments in nonconsolidated financial institutions	586	586
Change in other adjustments	528	528
Ending balance	$67,110	$67,110
Tier 1 capital
Beginning balance	$82,440	$82,440
Change in deduction for:
Transitional provisions	(274)	(274)
Investments in covered funds	(145)	(145)
Other net decrease in CET1	(4,510)	(4,510)
Change in preferred stock	650	650
Change in other adjustments	170	170
Ending balance	78,331	78,331
Tier 2 capital
Beginning balance	16,074	15,352
Change in qualifying subordinated debt	(1,206)	(1,206)
Redesignation of junior subordinated debt issued to trusts	(225)	(225)
Change in the allowance for losses on loans and lending commitments	356	–
Change in other adjustments	(22)	(22)
Ending balance	14,977	13,899
Total capital	$93,308	$92,230

	Year Ended December 2016
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$71,363	$71,363
Change in common shareholders’ equity	162	162
Change in deduction for:
Transitional provisions	(839)	(839)
Goodwill and identifiable intangible assets, net of deferred tax liabilities	16	16
Investments in nonconsolidated financial institutions	895	895
Change in other adjustments	449	449
Ending balance	$72,046	$72,046
Tier 1 capital
Beginning balance	$81,511	$81,511
Change in deduction for:
Transitional provisions	(558)	(558)
Investments in covered funds	(32)	(32)
Other net increase in CET1	1,522	1,522
Redesignation of junior subordinated debt issued to trusts	(330)	(330)
Change in preferred stock	3	3
Change in other adjustments	324	324
Ending balance	82,440	82,440
Tier 2 capital
Beginning balance	16,705	16,103
Change in qualifying subordinated debt	(566)	(566)
Redesignation of junior subordinated debt issued to trusts	(198)	(198)
Change in the allowance for losses on loans and lending commitments	120	–
Change in other adjustments	13	13
Ending balance	16,074	15,352
Total capital	$98,514	$97,792

In the tables above, the change in the deduction for transitional provisions represents the increased phase-in of the deduction from 60% to 80% (effective January 1, 2017) for 2017 and from 40% to 60% (effective January 1, 2016) for 2016.

Goldman Sachs 2017 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below present the components of RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules.

	Standardized Capital Rules as of December
$ in millions	2017	2016
Credit RWAs
Derivatives	$126,076	$124,286
Commitments, guarantees and loans	145,104	115,744
Securities financing transactions	77,962	71,319
Equity investments	48,155	41,428
Other	70,933	58,636
Total Credit RWAs	468,230	411,413
Market RWAs
Regulatory VaR	7,532	9,750
Stressed VaR	32,753	22,475
Incremental risk	8,441	7,875
Comprehensive risk	2,397	5,338
Specific risk	36,258	39,825
Total Market RWAs	87,381	85,263
Total RWAs	$555,611	$496,676

	Basel III Advanced Rules as of December
$ in millions	2017	2016
Credit RWAs
Derivatives	$102,986	$105,096
Commitments, guarantees and loans	163,375	122,792
Securities financing transactions	19,362	14,673
Equity investments	51,626	44,095
Other	75,968	63,431
Total Credit RWAs	413,317	350,087
Market RWAs
Regulatory VaR	7,532	9,750
Stressed VaR	32,753	22,475
Incremental risk	8,441	7,875
Comprehensive risk	1,870	4,550
Specific risk	36,258	39,825
Total Market RWAs	86,854	84,475
Total Operational RWAs	117,475	115,088
Total RWAs	$617,646	$549,650

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

The table below presents changes in RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules.

	Year Ended December 2017
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$496,676	$549,650
Credit RWAs
Change in:
Deduction for transitional provisions	(233)	(233)
Derivatives	1,790	(2,110)
Commitments, guarantees and loans	29,360	40,583
Securities financing transactions	6,643	4,689
Equity investments	6,889	7,693
Other	12,368	12,608
Change in Credit RWAs	56,817	63,230
Market RWAs
Change in:
Regulatory VaR	(2,218)	(2,218)
Stressed VaR	10,278	10,278
Incremental risk	566	566
Comprehensive risk	(2,941)	(2,680)
Specific risk	(3,567)	(3,567)
Change in Market RWAs	2,118	2,379
Operational RWAs
Change in operational risk	–	2,387
Change in Operational RWAs	–	2,387
Ending balance	$555,611	$617,646

In the table above, the increased deduction for transitional provisions represents the increased phase-in of the deduction from 60% to 80%, effective January 1, 2017.

Standardized Credit RWAs as of December 2017 increased by $56.82 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans, principally due to increased lending activity. Standardized Market RWAs as of December 2017 increased by $2.12 billion compared with December 2016, primarily reflecting an increase in stressed VaR as a result of increased risk exposures partially offset by decreases in specific risk, as a result of changes in risk exposures, and comprehensive risk, as a result of changes in risk measurements.

Basel III Advanced Credit RWAs as of December 2017 increased by $63.23 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans, principally due to increased lending activity. Basel III Advanced Market RWAs as of December 2017 increased by $2.38 billion compared with December 2016, primarily reflecting an increase in stressed VaR as a result of increased risk exposures partially offset by decreases in specific risk, as a result of changes in risk exposures, and comprehensive risk, as a result of changes in risk measurements.

174	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents changes in RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules.

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to BHCs. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the risk-based capital and leverage requirements applicable to state member banks. Those requirements are based on the Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Capital Framework.

Goldman Sachs 2017 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. As of both December 2017 and December 2016, GS Bank USA was in compliance with its minimum capital requirements and the “well-capitalized” minimum ratios.

The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA.

	Minimum Ratio as of December		“Well-capitalized” Minimum Ratio
	2017	2016
CET1 ratio	5.750%	5.125%	6.5%
Tier 1 capital ratio	7.250%	6.625%	8.0%
Total capital ratio	9.250%	8.625%	10.0%
Tier 1 leverage ratio	4.000%	4.000%	5.0%

In the table above:

•

The minimum capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

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

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each capital ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both December 2017 and December 2016. The capital ratios that apply to GS Bank USA can change in future reporting periods as a result of these regulatory requirements.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized Capital Rules and Basel III Advanced Rules.

	As of December
$ in millions	2017	2016
Standardized
Common Equity Tier 1	$ 25,343	$ 24,485
Tier 1 capital	25,343	24,485
Tier 2 capital	2,547	2,382
Total capital	$ 27,890	$ 26,867
Basel III Advanced
Common Equity Tier 1	$ 25,343	$ 24,485
Tier 1 capital	25,343	24,485
Standardized Tier 2 capital	2,547	2,382
Allowance for losses on loans and lending commitments	(547)	(382)
Tier 2 capital	2,000	2,000
Total capital	$ 27,343	$ 26,485
RWAs
Standardized	$229,775	$204,232
Basel III Advanced	$164,602	$131,051
CET1 ratio
Standardized	11.0%	12.0%
Basel III Advanced	15.4%	18.7%
Tier 1 capital ratio
Standardized	11.0%	12.0%
Basel III Advanced	15.4%	18.7%
Total capital ratio
Standardized	12.1%	13.2%
Basel III Advanced	16.6%	20.2%
Tier 1 leverage ratio	15.0%	14.4%

The decrease in GS Bank USA’s Standardized and Basel III Advanced capital ratios from December 2016 to December 2017 is primarily due to an increase in credit RWAs, principally due to an increase in lending activity.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to minimum capital requirements. As of both December 2017 and December 2016, GSIB was in compliance with all regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $50.86 billion and $74.24 billion as of December 2017 and December 2016, respectively, which exceeded required reserve amounts by $50.74 billion and $74.09 billion as of December 2017 and December 2016, respectively.

176	Goldman Sachs 2017 Form 10-K

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

As of December 2017 and December 2016, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $15.57 billion and $17.17 billion, respectively, which exceeded the amount required by $13.15 billion and $14.66 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both December 2017 and December 2016, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. The firm’s principal non-U.S. regulated broker-dealer subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s U.K. broker-dealer, is regulated by the PRA and the FCA. GSJCL, the firm’s Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. These and certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of both December 2017 and December 2016, these subsidiaries were in compliance with their local capital adequacy requirements.

Restrictions on Payments

Group Inc.’s ability to withdraw capital from its regulated subsidiaries is limited by minimum equity capital requirements applicable to those subsidiaries, provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval (e.g., the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test) even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. For example, the FRB, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

As of December 2017 and December 2016, Group Inc. was required to maintain $53.02 billion and $46.49 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Goldman Sachs 2017 Form 10-K	177

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

The table below presents the computations of basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2017	2016	2015
Net earnings applicable to common shareholders	$3,685	$7,087	$5,568
Weighted average basic shares	401.6	427.4	448.9
Effect of dilutive securities:
RSUs	5.3	4.7	5.3
Stock options	2.2	3.0	4.4
Dilutive securities	7.5	7.7	9.7
Weighted average basic shares and dilutive securities	409.1	435.1	458.6
Basic EPS	$ 9.12	$16.53	$12.35
Diluted EPS	$ 9.01	$16.29	$12.14

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.06 for 2017, and $0.05 for both 2016 and 2015.

The diluted EPS computations in the table above do not include antidilutive securities (RSUs and common shares underlying stock options) of 0.1 million for 2017, 2.8 million for 2016 and 6.0 million for 2015.

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

	Year Ended December
$ in millions	2017	2016	2015
Fees earned from funds	$2,932	$2,777	$3,293

		As of December
$ in millions		2017	2016
Fees receivable from funds		$ 637	$ 554
Aggregate carrying value of interests in funds		$4,993	$6,841

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $98 million and $104 million for 2017 and 2016, respectively.

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

As of December 2017 and December 2016, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million and $300 million, respectively. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both December 2017 and December 2016, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

178	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Year Ended December
$ in millions	2017	2016	2015
Interest income
Deposits with banks	$ 819	$ 452	$ 241
Collateralized agreements	1,661	691	17
Financial instruments owned	5,904	5,444	5,862
Loans receivable	2,678	1,843	1,191
Other interest	2,051	1,261	1,141
Total interest income	13,113	9,691	8,452
Interest expense
Deposits	1,380	878	408
Collateralized financings	863	442	330
Financial instruments sold, but not yet purchased	1,388	1,251	1,319
Short-term secured and unsecured borrowings	698	446	429
Long-term secured and unsecured borrowings	4,599	4,242	3,878
Other interest	1,253	(155)	(976)
Total interest expense	10,181	7,104	5,388
Net interest income	$ 2,932	$2,587	$3,064

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Note 24.

Income Taxes

Tax Legislation

The provision for taxes in 2017 reflected an increase in Income tax expense of $4.40 billion representing the estimated impact of Tax Legislation enacted on December 22, 2017. The $4.40 billion income tax expense includes the repatriation tax on undistributed earnings of foreign subsidiaries, the effects of the implementation of a territorial tax system and the remeasurement of U.S. deferred tax assets at lower enacted tax rates.

The repatriation tax is based on the greater of the firm’s post-1986 earnings and profits as of November 2, 2017 or December 31, 2017. Income taxes paid or payable to foreign jurisdictions partially reduce the repatriation tax as a foreign tax credit, based on a formula that includes future earnings of certain foreign subsidiaries. The calculation resulted in an estimated income tax expense of $3.32 billion.

U.S. deferred tax assets and liabilities were required to be remeasured as of December 22, 2017 to the new U.S. federal income tax rate of 21% and to any federal impact associated with state and local deferred income taxes, as well as due to the implementation of the territorial tax system. This remeasurement resulted in an estimated income tax expense of $1.08 billion.

While the components of the impact of Tax Legislation described above were calculated to account for all available information, these amounts are estimates. The firm anticipates modification to the estimate may occur as a result of (i) refinement of the firm’s calculations based on updated information, (ii) changes in the firm’s interpretations and assumptions, (iii) updates from issuance of future legislative guidance and (iv) actions the firm may take as a result of Tax Legislation.

Provision for Income Taxes

Income taxes are provided for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities. The firm reports interest expense related to income tax matters in provision for taxes and income tax penalties in other expenses.

Goldman Sachs 2017 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the components of the provision for taxes.

	Year Ended December
$ in millions	2017	2016	2015
Current taxes
U.S. federal	$ 320	$1,032	$1,116
State and local	64	139	(12)
Non-U.S.	1,004	1,184	1,166
Total current tax expense	1,388	2,355	2,270
Deferred taxes
U.S. federal	5,083	399	397
State and local	157	51	62
Non-U.S.	218	101	(34)
Total deferred tax expense	5,458	551	425
Provision for taxes	$6,846	$2,906	$2,695

In the table above:

•	State and local current taxes includes the impact of settlements of state and local examinations.

•	U.S. federal deferred tax expense includes the estimated impact of Tax Legislation.

The table below presents a reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate.

	Year Ended December
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal income tax effects	1.5%	0.9%	0.3%
ASU No. 2016-09 tax benefits on settlement of employee share-based awards	(6.4)%	–	–
Non-U.S. operations	(6.3)%	(6.7)%	(12.1)%
Tax credits	(2.1)%	(2.0)%	(1.7)%
Tax-exempt income, including dividends	(0.2)%	(0.3)%	(0.7)%
Tax Legislation — repatriation tax	29.8%	–	–
Tax Legislation — remeasurement of deferred tax assets	9.7%	–	–
Non-deductible legal expenses	0.5%	1.0%	10.2%
Other	–	0.3%	(0.3)%
Effective income tax rate	61.5%	28.2%	30.7%

In the table above:

•	Non-U.S. operations includes the impact of permanently reinvested earnings and excludes the estimated impact of Tax Legislation.

•	State and local taxes, net of U.S. federal income tax effects includes the impact of settlements of state and local examinations.

•	Substantially all of the non-deductible legal expenses for 2015 relate to provisions for the settlement agreement with the RMBS Working Group.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses in various tax jurisdictions. Tax assets and liabilities are presented as a component of other assets and other liabilities and accrued expenses, respectively.

The table below presents the significant components of deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2017	2016
Deferred tax assets
Compensation and benefits	$1,233	$2,461
ASC 740 asset related to unrecognized tax benefits	75	231
Non-U.S. operations	–	967
Net operating losses	428	427
Occupancy-related	67	100
Other comprehensive income-related	408	757
Tax credits carryforward	1,006	–
Other, net	113	394
Subtotal	3,330	5,337
Valuation allowance	(156)	(115)
Total deferred tax assets	$3,174	$5,222
Deferred tax liabilities
Depreciation and amortization	$ 826	$1,200
Tax Legislation — repatriation tax	3,114	–
Non-U.S. operations	180	–
Unrealized gains	742	342
Total deferred tax liabilities	$4,862	$1,542

The firm has recorded deferred tax assets of $428 million and $427 million as of December 2017 and December 2016, respectively, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $128 million and $67 million as of December 2017 and December 2016, respectively, related to these net operating loss carryforwards.

180	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 2017, the U.S. federal, state and local, and foreign net operating loss carryforwards were $268 million, $1.33 billion and $1.23 billion, respectively. If not utilized, the U.S. federal, state and local, and foreign net operating loss carryforwards will begin to expire in 2018. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2017, the foreign tax credit carryforwards were $446 million, the general business credit carryforwards were $533 million and the state and local tax credit carryforwards were $27 million. If not utilized, the foreign tax credit carryforward will begin to expire in 2027, the general business credit carryforward will begin to expire in 2037, and the state and local tax credit carryforward will begin to expire in 2020.

The firm had no capital loss carryforwards and no related net deferred income tax assets as of December 2017 and December 2016.

The valuation allowance increased by $41 million during 2017 and increased by $42 million during 2016. The increases in 2017 and 2016 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.

The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of December 2017, substantially all U.S. taxes were accrued on these subsidiaries’ earnings and profits as a result of Tax Legislation repatriation tax. As of December 2016, the firm did not accrue any U.S. income taxes that would arise if such earnings were repatriated, resulting in an unrecognized net deferred tax liability of $6.18 billion, attributable to reinvested earnings of $31.24 billion.

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

The accrued liability for interest expense related to income tax matters and income tax penalties was $81 million and $141 million as of December 2017 and December 2016, respectively. The firm recognized interest expense and income tax penalties of $63 million, $27 million and $17 million for 2017, 2016 and 2015, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2017 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.

The table below presents the changes in the liability for unrecognized tax benefits. This liability is included in other liabilities and accrued expenses. See Note 17 for further information.

	Year Ended or as of December
$ in millions	2017	2016	2015
Beginning balance	$ 852	$ 825	$ 871
Increases based on tax positions related to the current year	94	113	65
Increases based on tax positions related to prior years	101	188	158
Decreases based on tax positions related to prior years	(128)	(88)	(205)
Decreases related to settlements	(255)	(186)	(87)
Exchange rate fluctuations	1	–	23
Ending balance	$ 665	$ 852	$ 825
Related deferred income tax asset	75	231	197
Net unrecognized tax benefit	$ 590	$ 621	$ 628

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2017
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2011

Goldman Sachs 2017 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2018. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. The 2013 through 2016 tax years remain subject to post-filing review.

During the fourth quarter of 2017, New York State and City examinations for the firm (excluding GS Bank USA) of fiscal 2007 through calendar 2010 were completed. The completion of these examinations did not have a material impact on the firm’s effective income tax rate. New York State and City examinations (excluding GS Bank USA) of 2011 through 2014 began in the fourth quarter of 2017. New York State and City examinations for GS Bank USA have been completed through 2014.

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

	Year Ended or as of December
$ in millions	2017	2016	2015
Investment Banking
Financial Advisory	$ 3,188	$ 2,932	$ 3,470
Equity underwriting	1,243	891	1,546
Debt underwriting	2,940	2,450	2,011
Total Underwriting	4,183	3,341	3,557
Total net revenues	7,371	6,273	7,027
Operating expenses	3,526	3,437	3,713
Pre-tax earnings	$ 3,845	$ 2,836	$ 3,314
Segment assets	$ 2,202	$ 1,824	$ 2,564
Institutional Client Services
FICC Client Execution	$ 5,299	$ 7,556	$ 7,322
Equities client execution	2,046	2,194	3,028
Commissions and fees	2,920	3,078	3,156
Securities services	1,637	1,639	1,645
Total Equities	6,603	6,911	7,829
Total net revenues	11,902	14,467	15,151
Operating expenses	9,692	9,713	13,938
Pre-tax earnings	$ 2,210	$ 4,754	$ 1,213
Segment assets	$675,255	$645,689	$663,394
Investing & Lending
Equity securities	$ 4,578	$ 2,573	$ 3,781
Debt securities and loans	2,003	1,507	1,655
Total net revenues	6,581	4,080	5,436
Operating expenses	2,796	2,386	2,402
Pre-tax earnings	$ 3,785	$ 1,694	$ 3,034
Segment assets	$226,016	$198,181	$179,428
Investment Management
Management and other fees	$ 5,144	$ 4,798	$ 4,887
Incentive fees	417	421	780
Transaction revenues	658	569	539
Total net revenues	6,219	5,788	6,206
Operating expenses	4,800	4,654	4,841
Pre-tax earnings	$ 1,419	$ 1,134	$ 1,365
Segment assets	$ 13,303	$ 14,471	$ 16,009
Total net revenues	$ 32,073	$ 30,608	$ 33,820
Total operating expenses	20,941	20,304	25,042
Total pre-tax earnings	$ 11,132	$ 10,304	$ 8,778
Total assets	$916,776	$860,165	$861,395

182	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•	All operating expenses have been allocated to the firm’s segments except for charitable contributions of $127 million for 2017, $114 million for 2016 and $148 million for 2015.

•

Total operating expenses included net provisions for litigation and regulatory proceedings of $188 million for 2017, $396 million for 2016 and $4.01 billion (of which $3.37 billion was related to the settlement agreement with the RMBS Working Group) for 2015.

The table below presents the amounts of net interest income by segment included in net revenues.

	Year Ended December
$ in millions	2017	2016	2015
Investment Banking	$ –	$ –	$ –
Institutional Client Services	1,322	1,456	2,472
Investing & Lending	1,325	880	418
Investment Management	285	251	174
Total net interest income	$2,932	$2,587	$3,064

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Year Ended December
$ in millions	2017	2016	2015
Investment Banking	$ 124	$ 126	$ 123
Institutional Client Services	514	489	462
Investing & Lending	314	215	253
Investment Management	200	168	153
Total depreciation and amortization	$1,152	$ 998	$ 991

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

•

Institutional Client Services: FICC Client Execution and Equities (excluding Securities services): location of the market-making desk; Securities services: location of the primary market for the underlying security.

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

	Year Ended December
$ in millions	2017		2016		2015
Net revenues
Americas	$19,405	61%	$18,144	60%	$19,202	56%
EMEA	7,852	24%	8,040	26%	8,981	27%
Asia	4,816	15%	4,424	14%	5,637	17%
Total net revenues	$32,073	100%	$30,608	100%	$33,820	100%
Pre-tax earnings
Americas	$ 7,119	63%	$ 6,352	61%	$ 3,359	37%
EMEA	2,583	23%	2,883	28%	3,364	38%
Asia	1,557	14%	1,183	11%	2,203	25%
Subtotal	11,259	100%	10,418	100%	8,926	100%
Corporate	(127)		(114)		(148)
Total pre-tax earnings	$11,132		$10,304		$ 8,778
Net earnings
Americas	$ 997	23%	$ 4,337	58%	$ 1,587	26%
EMEA	2,144	49%	2,270	30%	2,914	47%
Asia	1,241	28%	870	12%	1,686	27%
Subtotal	4,382	100%	7,477	100%	6,187	100%
Corporate	(96)		(79)		(104)
Total net earnings	$ 4,286		$ 7,398		$ 6,083

Goldman Sachs 2017 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Americas net earnings included estimated income tax expense of $4.40 billion recorded in 2017 related to Tax Legislation.

•	Americas pre-tax earnings included provisions of $3.37 billion recorded in 2015 related to the settlement agreement with the RMBS Working Group.

•	Corporate pre-tax earnings includes charitable contributions that have not been allocated to the firm’s geographic regions.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments held by the firm and included in financial instruments owned.

	As of December
$ in millions	2017	2016
U.S. government and agency obligations	$76,418	$57,657
% of total assets	8.3%	6.7%
Non-U.S. government and agency obligations	$33,956	$29,381
% of total assets	3.7%	3.4%

In addition, as of December 2017 and December 2016, the firm had $76.13 billion and $94.72 billion, respectively, of cash deposits held at central banks (included in cash and cash equivalents), of which $50.86 billion and $74.24 billion, respectively, was held at the Federal Reserve Bank of New York.

As of both December 2017 and December 2016, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of December
$ in millions	2017	2016
U.S. government and agency obligations	$96,905	$89,721
Non-U.S. government and agency obligations	$92,850	$80,234

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

•

Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

184	Goldman Sachs 2017 Form 10-K

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2017 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.5 billion in excess of the aggregate reserves for such matters.

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

Mortgage-Related Matters

Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market, and the firm’s conflict of interest management.

The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On January 12, 2018, the U.S. Court of Appeals for the Second Circuit vacated the district court’s class certification order and remanded for reconsideration.

Goldman Sachs 2017 Form 10-K	185

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

The firm has entered into agreements with U.S. Bank National Association to toll the relevant statute of limitations with respect to claims for repurchase of residential mortgage loans based on alleged breaches of representations related to $1.7 billion original notional face amount of securitizations issued by trusts for which U.S. Bank National Association acts as trustee.

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

186	Goldman Sachs 2017 Form 10-K

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

On January 19, 2016, the court granted, with leave to replead, the underwriter defendants’ motions to dismiss as to claims by plaintiffs who purchased Cobalt securities after April 30, 2013, but denied the motions to dismiss in all other respects. On June 15, 2017, the court granted the plaintiffs’ motion for class certification and denied certain of the shareholder affiliates’ motions (including Group Inc.) to dismiss the claim alleging sales based on inside information. On August 4, 2017, the U.S. Court of Appeals for the Fifth Circuit granted defendants’ petition for interlocutory review of the class certification order. On August 23, 2017, the district court denied the defendants’ motion for reconsideration of certain aspects of the class certification order. The district court and the Fifth Circuit denied defendants’ request to stay discovery pending resolution of the Fifth Circuit proceeding. On December 14, 2017, Cobalt filed for Chapter 11 bankruptcy.

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

Goldman Sachs 2017 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain of Adeptus Health Inc.’s (Adeptus) past and present directors and officers as well as its principal private equity investor. As to the underwriters, the consolidated amended complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. The defendants filed motions to dismiss on February 5, 2018.

TerraForm Global. GS&Co. is among the underwriters, placement agents and initial purchasers named as defendants in several putative class actions and individual actions filed beginning in October 2015 relating to the $675 million July 2015 initial public offering of the common stock of TerraForm Global, Inc. (TerraForm Global), the June 2015 private placement of $335 million of TerraForm Global Class D units, and the August 2015 Rule 144A offering of $810 million principal amount of TerraForm Global senior notes. On December 20, 2017, the parties reached a definitive settlement in the individual actions relating to TerraForm Global’s offerings, which resolved all claims without any contribution by GS&Co. On the same date, the U.S. District Court for the Southern District of New York preliminarily approved a settlement funded by TerraForm Global in the class action relating to TerraForm Global’s initial public offering, which would resolve the litigation.

GS&Co., as underwriter, sold 2,340,000 shares of TerraForm Global common stock in the initial public offering representing an aggregate offering price of approximately $35 million. GS&Co., as initial purchaser, sold approximately $49 million principal amount of TerraForm Global senior notes in the Rule 144A offering.

SunEdison. GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, certain plaintiffs filed an amended complaint. The defendants also include certain of SunEdison’s directors and officers. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million.

Valeant Pharmaceuticals International. GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint relates to the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec. On August 29, 2017, the court certified a class that includes only non-U.S. purchasers in the offerings. Defendant’s motion for leave to appeal the certification was denied on November 30, 2017.

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

Snap Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles, California Superior Court, County of San Mateo and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. Defendants moved to dismiss the federal court action on December 1, 2017.

188	Goldman Sachs 2017 Form 10-K

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in an antitrust action relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York in April 2016 by two operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The second consolidated amended complaint in both actions, filed on December 9, 2016, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaint in the individual action also asserts claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss both actions on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the individual action and otherwise limiting the antitrust claims in both actions and the state common law claim in the putative class action to the period from 2013 to 2016.

Securities Lending Antitrust Litigation

Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and an individual action relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaint also asserts claims for tortious interference with business relations and under state trade practices law. The complaints seek declaratory and injunctive relief, as well as treble damages and restitution in unspecified amounts. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants moved to dismiss the class action complaint on January 26, 2018.

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

Commodities-Related Litigation

GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the third consolidated amended complaint on July 21, 2017.

U.S. Treasury Securities Litigation

GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution.

Goldman Sachs 2017 Form 10-K	189

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

On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On August 30, 2017, the district court vacated that portion of the magistrate judge’s March 10, 2015 decision that recommended denial of plaintiffs’ motion for certification of an injunctive and declaratory judgment class.

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

190	Goldman Sachs 2017 Form 10-K

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2017, other assets and other liabilities and accrued expenses included $346 million (related to overfunded pension plans) and $606 million, respectively, related to these plans. As of December 2016, other assets and other liabilities and accrued expenses included $72 million (related to overfunded pension plans) and $592 million, respectively, related to these plans.

Goldman Sachs 2017 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $257 million for 2017, $236 million for 2016 and $231 million for 2015.

Note 29.

Employee Incentive Plans

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Effective January 2017, forfeitures are recorded when they occur. Prior to January 2017, expected forfeitures were estimated and recorded over the vesting period. See Note 3 for information about the adoption of ASU No. 2016-09.

Cash dividend equivalents paid on outstanding RSUs are charged to retained earnings. If RSUs that require future service are forfeited, the related dividend equivalents originally charged to retained earnings are reclassified to compensation expense in the period in which forfeiture occurs.

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

As of December 2017, 73.0 million shares were available for grant under the 2015 SIP. If any shares of common stock underlying awards granted under the 2015 SIP or 2013 SIP are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under the 2015 SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under the 2015 SIP. The 2015 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2019.

Restricted Stock Units

The firm grants RSUs (including RSUs subject to performance conditions) to employees under the 2015 SIP, which are generally valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. RSUs generally vest and underlying shares of common stock deliver (net of required withholding tax) as outlined in the applicable award agreements. Employee award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and conflicted employment. Delivery of the underlying shares of common stock, which generally occurs over a three-year period, is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements.

192	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the activity related to RSUs.

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding
	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Outstanding, December 2016	5,623,239	22,202,431	$147.25	$145.97
Granted	3,764,395	5,235,283	$208.24	$205.91
Forfeited	(466,715)	(260,762)	$167.02	$164.06
Delivered	–	(17,811,461)	$ –	$151.72
Vested	(4,797,337)	4,797,337	$162.88	$162.88
Outstanding, December 2017	4,123,582	14,162,828	$182.50	$166.30

In the table above:

•

The weighted average grant-date fair value of RSUs granted during 2017, 2016 and 2015 was $206.88, $135.92 and $160.19, respectively. The fair value of the RSUs granted during 2017, 2016 and 2015 includes a liquidity discount of 10.7%, 10.5% and 9.2%, respectively, to reflect post-vesting and delivery transfer restrictions, generally of up to 4 years.

•	The aggregate fair value of awards that vested during 2017, 2016 and 2015 was $2.14 billion, $2.26 billion and $2.40 billion, respectively.

•	Delivered RSUs include RSUs that were cash settled.

•	RSUs outstanding include restricted stock subject to future service requirements as of December 2017 and December 2016 of 3,298 and 39,957 shares, respectively.

•	RSUs outstanding include 62,023 RSUs subject to performance conditions and not subject to future service requirements as of December 2017. There were no such RSUs outstanding as of December 2016.

In relation to 2017 year-end, during the first quarter of 2018, the firm granted to its employees 5.7 million RSUs (of which 2.9 million require future service as a condition of delivery for the related shares of common stock) and delivered, net of required withholding tax, 1.2 million shares of restricted stock (which do not require future service). Both RSU and restricted stock awards are subject to additional conditions as outlined in the award agreements, including post-vesting and delivery transfer restrictions through January 2023. These awards are not included in the table above.

Stock Options

Stock options generally vest as outlined in the applicable stock option agreement. In general, options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the applicable stock option agreement and the SIP in effect at the time of grant.

As of December 2017 and December 2016, there were 2.10 million and 7.96 million options outstanding, respectively, all of which were exercisable. The options outstanding as of December 2017, all of which were granted in 2008 with an exercise price of $78.78, had an aggregate intrinsic value of $370 million and a remaining life of 1 year. The options outstanding as of December 2016 had a weighted average exercise price of $123.36, an aggregate intrinsic value of $924 million and a weighted average remaining life of 1.61 years. Options outstanding as of December 2016 consisted of 5.13 million options with an exercise price of $78.78 and a remaining life of 2.00 years, and 2.83 million options with an exercise price of $204.16 and a remaining life of 0.92 years.

During 2017, 5.86 million options were exercised with a weighted average exercise price of $139.35. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $589 million, $436 million and $531 million, respectively.

The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2017	2016	2015
Share-based compensation	$1,812	$2,170	$2,304
Excess net tax benefit for options exercised	$ 139	$ 79	$ 134
Excess net tax benefit for share-based awards	$ 719	$ 147	$ 406

In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards, as well as the excess net tax benefit for options exercised. Following the adoption of ASU No. 2016-09 in January 2017, such amounts were recognized prospectively in income tax expense. In prior years, such amounts were recognized in additional paid-in capital. See Note 3 for further information about this ASU.

As of December 2017, there was $386 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.82 years.

Goldman Sachs 2017 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings

	Year Ended December
$ in millions	2017	2016	2015
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$ 550	$ 53	$ 32
Nonbank	11,016	5,465	3,181
Other revenues	(384)	155	(132)
Total non-interest revenues	11,182	5,673	3,081
Interest income	4,638	4,140	3,519
Interest expense	5,978	4,543	4,165
Net interest loss	(1,340)	(403)	(646)
Net revenues, including net interest loss	9,842	5,270	2,435
Operating expenses
Compensation and benefits	330	343	498
Other expenses	428	332	188
Total operating expenses	758	675	686
Pre-tax earnings	9,084	4,595	1,749
Provision/(benefit) for taxes	3,404	(518)	(828)
Undistributed earnings/(loss) of subsidiaries and other affiliates	(1,394)	2,285	3,506
Net earnings	4,286	7,398	6,083
Preferred stock dividends	601	311	515
Net earnings applicable to common shareholders	$ 3,685	$7,087	$5,568

Supplemental Disclosures:

Dividends from bank subsidiaries included cash dividends of $525 million, $32 million and $14 million for 2017, 2016 and 2015, respectively.

Dividends from nonbank subsidiaries and other affiliates included cash dividends of $7.98 billion, $3.46 billion and $2.29 billion for 2017, 2016 and 2015, respectively.

Interest expense included $1.05 billion, $201 million and $187 million of interest expense with subsidiaries for 2017, 2016 and 2015, respectively.

Group Inc.’s provision/(benefit) for taxes for 2017 included substantially all of the firm’s $4.40 billion estimated income tax expense related to Tax Legislation. See Note 24 for further information on Tax Legislation.

Group Inc. — Condensed Statements of Financial Condition

	As of December
$ in millions	2017	2016
Assets
Cash and cash equivalents:
With third-party banks	$ 38	$ 81
With subsidiary bank	–	3,000
Loans to and receivables from subsidiaries:
Bank	721	9,131
Nonbank	236,050	179,899
Investments in subsidiaries and other affiliates:
Bank	26,599	25,571
Nonbank	67,279	67,203
Financial instruments owned (at fair value)	10,248	4,524
Other assets	5,898	6,273
Total assets	$346,833	$295,682
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 1,005	$ 875
Financial instruments sold, but not yet purchased (at fair value)	254	775
Unsecured short-term borrowings:
With third parties (includes $2,484 and $3,256 at fair value)	31,871	27,159
With subsidiaries	25,699	999
Unsecured long-term borrowings:
With third parties (includes $18,207 and $17,591 at fair value)	190,502	172,164
With subsidiaries	11,068	5,233
Other liabilities and accrued expenses	4,191	1,584
Total liabilities	264,590	208,789
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	11,853	11,203
Common stock	9	9
Share-based awards	2,777	3,914
Additional paid-in capital	53,357	52,638
Retained earnings	91,519	89,039
Accumulated other comprehensive loss	(1,880)	(1,216)
Stock held in treasury, at cost	(75,392)	(68,694)
Total shareholders’ equity	82,243	86,893
Total liabilities and shareholders’ equity	$346,833	$295,682

Supplemental Disclosures:

Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.

Financial instruments owned included $570 million and $1.08 billion of derivative contracts with subsidiaries as of December 2017 and December 2016, respectively.

As of December 2017, unsecured long-term borrowings with subsidiaries by maturity date are $10.55 billion in 2019, $121 million in 2020, $58 million in 2021, $21 million in 2022, and $323 million in 2023-thereafter.

194	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Group Inc. — Condensed Statements of Cash Flows

	Year Ended December
$ in millions	2017	2016	2015
Cash flows from operating activities
Net earnings	$ 4,286	$ 7,398	$ 6,083
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed (earnings)/loss of subsidiaries and other affiliates	1,394	(2,285)	(3,506)
Depreciation and amortization	56	52	50
Deferred income taxes	4,358	134	86
Share-based compensation	152	193	178
Loss/(gain) related to extinguishment of subordinated borrowings	(114)	3	(34)
Changes in operating assets and liabilities:
Financial instruments owned (excluding available-for-sale securities)	(309)	(1,580)	(620)
Financial instruments sold, but not yet purchased	(521)	332	274
Other, net	(757)	337	1,555
Net cash provided by operating activities	8,545	4,584	4,066
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(66)	(79)	(33)
Issuances of short-term loans to subsidiaries, net	(14,415)	(3,994)	(24,417)
Issuance of term loans to subsidiaries	(42,234)	(28,498)	(8,632)
Repayments of term loans by subsidiaries	22,039	32,265	24,196
Purchase of investments	(6,491)	–	–
Capital distributions from/(contributions to) subsidiaries, net	388	(3,265)	(1,500)
Net cash used for investing activities	(40,779)	(3,571)	(10,386)
Cash flows from financing activities
Unsecured short-term borrowings, net:
With third parties	(424)	(178)	(1,570)
With subsidiaries	23,078	2,290	(1,114)
Proceeds from issuance of long-term borrowings	43,917	40,708	42,795
Repayment of long-term borrowings, including the current portion	(27,028)	(33,314)	(27,726)
Purchase of APEX, senior guaranteed securities and trust preferred securities	(237)	(1,171)	(1)
Preferred stock redemption	(850)	–	–
Common stock repurchased	(6,772)	(6,078)	(4,135)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,223)	(1,128)	(1,204)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,769)	(1,706)	(1,681)
Proceeds from issuance of preferred stock, net of issuance costs	1,495	1,303	1,993
Proceeds from issuance of common stock, including exercise of share-based awards	7	6	259
Cash settlement of share-based awards	(3)	–	(2)
Net cash provided by financing activities	29,191	732	7,614
Net increase/(decrease) in cash and cash equivalents	(3,043)	1,745	1,294
Cash and cash equivalents, beginning balance	3,081	1,336	42
Cash and cash equivalents, ending balance	$ 38	$ 3,081	$ 1,336

Supplemental Disclosures:

Cash payments for interest, net of capitalized interest, were $6.31 billion, $4.91 billion and $3.70 billion for 2017, 2016 and 2015, respectively.

Cash payments for income taxes, net of refunds, were $297 million, $61 million and $1.28 billion for 2017, 2016 and 2015, respectively.

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the year ended December 2017:

•

Group Inc. exchanged $84.00 billion of certain loans to and receivables from subsidiaries for an $84.00 billion unsecured subordinated note from Funding IHC (included in loans to and receivables from subsidiaries).

•	Group Inc. exchanged $750 million of its equity interest in Goldman Sachs (UK) L.L.C. (GS UK), a wholly-owned subsidiary of Group Inc., for a $750 million loan to GS UK.

•	Group Inc. exchanged $237 million of Trust Preferred Securities and common beneficial interests for $248 million of Group Inc.’s junior subordinated debt.

Non-cash activities during the year ended December 2016:

•	Group Inc. exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•	Group Inc. exchanged $127 million of senior guaranteed trust securities for $124 million of Group Inc.’s junior subordinated debt.

Non-cash activities during the year ended December 2015:

•	Group Inc. exchanged $6.12 billion in financial instruments owned, at fair value, held by Group Inc. for $5.20 billion of loans to and $918 million of equity in certain of its subsidiaries.

•	Group Inc. exchanged $262 million of Trust Preferred Securities and common beneficial interests held by Group Inc. for $296 million of Group Inc.’s junior subordinated debt.

Goldman Sachs 2017 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The tables below present the firm’s unaudited quarterly results for 2017 and 2016. These quarterly results were prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature. The timing and magnitude of changes in the firm’s discretionary compensation accruals (included in operating expenses) can have a significant effect on results in a given quarter.

	Three Months Ended
$ in millions, except per share amounts	December 2017	September 2017	June 2017	March 2017
Non-interest revenues	$ 6,936	$7,596	$7,099	$7,510
Interest income	3,736	3,411	3,220	2,746
Interest expense	2,838	2,681	2,432	2,230
Net interest income	898	730	788	516
Net revenues, including net interest income	7,834	8,326	7,887	8,026
Operating expenses	4,726	5,350	5,378	5,487
Pre-tax earnings	3,108	2,976	2,509	2,539
Provision for taxes	5,036	848	678	284
Net earnings/(loss)	(1,928)	2,128	1,831	2,255
Preferred stock dividends	215	93	200	93
Net earnings/(loss) applicable to common shareholders	$(2,143)	$2,035	$1,631	$2,162
Earnings/(loss) per common share:
Basic	$ (5.51)	$ 5.09	$ 4.00	$ 5.23
Diluted	$ (5.51)	$ 5.02	$ 3.95	$ 5.15
Dividends declared per common share	$ 0.75	$ 0.75	$ 0.75	$ 0.65

	Three Months Ended
$ in millions, except per share amounts	December 2016	September 2016	June 2016	March 2016
Non-interest revenues	$ 7,834	$7,554	$7,178	$5,455
Interest income	2,424	2,389	2,530	2,348
Interest expense	2,088	1,775	1,776	1,465
Net interest income	336	614	754	883
Net revenues, including net interest income	8,170	8,168	7,932	6,338
Operating expenses	4,773	5,300	5,469	4,762
Pre-tax earnings	3,397	2,868	2,463	1,576
Provision for taxes	1,050	774	641	441
Net earnings	2,347	2,094	1,822	1,135
Preferred stock dividends	194	(6)	188	(65)
Net earnings applicable to common shareholders	$ 2,153	$2,100	$1,634	$1,200
Earnings per common share:
Basic	$ 5.17	$ 4.96	$ 3.77	$ 2.71
Diluted	$ 5.08	$ 4.88	$ 3.72	$ 2.68
Dividends declared per common share	$ 0.65	$ 0.65	$ 0.65	$ 0.65

Common Stock Price Range

The table below presents the high and low sales prices per share of the firm’s common stock.

	Year Ended December
	2017		2016		2015
	High	Low	High	Low	High	Low
First quarter	$255.15	$220.85	$177.50	$139.05	$195.73	$172.26
Second quarter	$232.89	$209.62	$168.90	$138.20	$218.77	$186.96
Third quarter	$237.60	$214.64	$172.42	$142.62	$214.61	$167.49
Fourth quarter	$262.14	$233.55	$245.57	$160.25	$199.90	$169.87

As of February 9, 2018, there were 7,652 holders of record of the firm’s common stock.

On February 9, 2018, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $249.30 per share.

Common Stock Performance

The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2012 (the last trading day before the firm’s 2013 fiscal year) through December 31, 2017, with the S&P 500 Index and the S&P 500 Financials Index. The graph and table assume $100 was invested on December 31, 2012 in each of the firm’s common stock, the S&P 500 Index and the S&P 500 Financials Index, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

	As of December
	2012	2013	2014	2015	2016	2017
The Goldman Sachs Group, Inc.	$100.00	$140.78	$155.96	$146.93	$198.22	$213.56
S&P 500 Index	$100.00	$132.37	$150.48	$152.54	$170.77	$208.03
S&P 500 Financials Index	$100.00	$135.59	$156.17	$153.74	$188.71	$230.49

196	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	Year Ended or as of December
	2017	2016	2015	2014	2013
Income statement data ($ in millions)
Non-interest revenues	$ 29,141	$ 28,021	$ 30,756	$ 30,481	$ 30,814
Interest income	13,113	9,691	8,452	9,604	10,060
Interest expense	10,181	7,104	5,388	5,557	6,668
Net interest income	2,932	2,587	3,064	4,047	3,392
Net revenues, including net interest income	32,073	30,608	33,820	34,528	34,206
Compensation and benefits	11,853	11,647	12,678	12,691	12,613
Non-compensation expenses	9,088	8,657	12,364	9,480	9,856
Pre-tax earnings	$ 11,132	$ 10,304	$ 8,778	$ 12,357	$ 11,737
Balance sheet data ($ in millions)
Total assets	$916,776	$860,165	$861,395	$855,842	$911,124
Deposits	$138,604	$124,098	$ 97,519	$ 82,880	$ 70,696
Other secured financings (long-term)	$ 9,892	$ 8,405	$ 10,520	$ 7,249	$ 7,524
Unsecured long-term borrowings	$217,687	$189,086	$175,422	$167,302	$160,695
Total liabilities	$834,533	$773,272	$774,667	$773,045	$832,657
Total shareholders’ equity	$ 82,243	$ 86,893	$ 86,728	$ 82,797	$ 78,467
Common share data (in millions, except per share amounts)
Earnings per common share:
Basic	$ 9.12	$ 16.53	$ 12.35	$ 17.55	$ 16.34
Diluted	$ 9.01	$ 16.29	$ 12.14	$ 17.07	$ 15.46
Dividends declared per common share	$ 2.90	$ 2.60	$ 2.55	$ 2.25	$ 2.05
Book value per common share	$ 181.00	$ 182.47	$ 171.03	$ 163.01	$ 152.48
Basic shares	388.9	414.8	441.6	451.5	467.4
Average common shares:
Basic	401.6	427.4	448.9	458.9	471.3
Diluted	409.1	435.1	458.6	473.2	499.6
Selected data (unaudited)
Return on average common shareholders’ equity	4.9%	9.4%	7.4%	11.2%	11.0%
Total staff:
Americas	19,100	18,100	19,000	17,400	16,600
Non-Americas	17,500	16,300	17,800	16,600	16,300
Total staff	36,600	34,400	36,800	34,000	32,900
AUS by asset class ($ in billions)
Alternative	$ 168	$ 154	$ 148	$ 143	$ 142
Equity	321	266	252	236	208
Fixed income	660	601	546	516	446
Long-term AUS	1,149	1,021	946	895	796
Liquidity products	345	358	306	283	246
Total AUS	$ 1,494	$ 1,379	$ 1,252	$ 1,178	$ 1,042

In the table above:

•

The impact of adopting ASU No. 2015-03 was a reduction to both total assets and total liabilities of $398 million and $383 million as of December 2014 and December 2013, respectively. See Note 3 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information about ASU No. 2015-03.

•	Basic shares represent common shares outstanding and restricted stock units granted to employees with no future service requirements.

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’

Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the Year Ended December
$ in millions	2017	2016	2015
Assets
U.S.	$ 66,838	$ 72,132	$ 50,696
Non-U.S.	42,353	33,342	24,703
Total deposits with banks	109,191	105,474	75,399
U.S.	159,829	177,930	193,512
Non-U.S.	133,156	129,150	111,168
Total collateralized agreements	292,985	307,080	304,680
U.S.	163,344	147,862	167,727
Non-U.S.	112,299	102,387	97,152
Total financial instruments owned	275,643	250,249	264,879
U.S.	50,742	43,367	34,521
Non-U.S.	4,767	4,609	2,440
Total loans receivable	55,509	47,976	36,961
U.S.	40,642	37,525	41,022
Non-U.S.	40,314	32,732	45,235
Total other interest-earning assets	80,956	70,257	86,257
Total interest-earning assets	814,284	781,036	768,176
Cash and due from banks	11,056	13,985	13,803
Other non-interest-earning assets	84,264	91,875	91,970
Total assets	$909,604	$886,896	$873,949
Liabilities
U.S.	$101,109	$ 97,255	$ 73,063
Non-U.S.	24,356	17,605	13,885
Total interest-bearing deposits	125,465	114,860	86,948
U.S.	56,614	52,388	59,885
Non-U.S.	39,029	31,936	29,777
Total collateralized financings	95,643	84,324	89,662
U.S.	34,422	36,273	36,609
Non-U.S.	41,507	35,797	36,066
Total financial instruments sold, but not yet purchased	75,929	72,070	72,675
U.S.	38,615	43,684	42,743
Non-U.S.	13,318	13,656	14,447
Total short-term borrowings	51,933	57,340	57,190
U.S.	199,569	182,808	172,160
Non-U.S.	15,000	10,488	8,843
Total long-term borrowings	214,569	193,296	181,003
U.S.	135,804	147,177	156,248
Non-U.S.	60,986	59,852	62,672
Total other interest-bearing liabilities	196,790	207,029	218,920
Total interest-bearing liabilities	760,329	728,919	706,398
Non-interest-bearing deposits	3,630	2,996	1,986
Other non-interest-bearing liabilities	59,686	68,323	79,251
Total liabilities	823,645	800,238	787,635
Shareholders’ equity
Preferred stock	11,238	11,304	10,585
Common stock	74,721	75,354	75,729
Total shareholders’ equity	85,959	86,658	86,314
Total liabilities and shareholders’ equity	$909,604	$886,896	$873,949
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	40.88%	38.69%	36.54%
Liabilities	25.54%	23.23%	23.46%

Goldman Sachs 2017 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	Interest for the Year Ended December
$ in millions	2017	2016	2015
Assets
U.S.	$ 760	$ 382	$ 143
Non-U.S.	59	70	98
Total deposits with banks	819	452	241
U.S.	1,335	361	(369)
Non-U.S.	326	330	386
Total collateralized agreements	1,661	691	17
U.S.	3,958	3,762	4,083
Non-U.S.	1,946	1,682	1,779
Total financial instruments owned	5,904	5,444	5,862
U.S.	2,386	1,620	1,101
Non-U.S.	292	223	90
Total loans receivable	2,678	1,843	1,191
U.S.	1,523	914	754
Non-U.S.	528	347	387
Total other interest-earning assets	2,051	1,261	1,141
Total interest-earning assets	$13,113	$9,691	$ 8,452
Liabilities
U.S.	$ 1,205	$ 780	$ 354
Non-U.S.	175	98	54
Total interest-bearing deposits	1,380	878	408
U.S.	735	325	221
Non-U.S.	128	117	109
Total collateralized financings	863	442	330
U.S.	682	607	644
Non-U.S.	706	644	675
Total financial instruments sold, but not yet purchased	1,388	1,251	1,319
U.S.	660	401	401
Non-U.S.	38	45	28
Total short-term borrowings	698	446	429
U.S.	4,539	4,175	3,722
Non-U.S.	60	67	156
Total long-term borrowings	4,599	4,242	3,878
U.S.	991	(658)	(1,378)
Non-U.S.	262	503	402
Total other interest-bearing liabilities	1,253	(155)	(976)
Total interest-bearing liabilities	$10,181	$7,104	$ 5,388
Net interest income
U.S.	$ 1,150	$1,409	$ 1,748
Non-U.S.	1,782	1,178	1,316
Net interest income	$ 2,932	$2,587	$ 3,064

	Average Rate for the Year Ended December
	2017	2016	2015
Assets
U.S.	1.14%	0.53%	0.28%
Non-U.S.	0.14%	0.21%	0.40%
Total deposits with banks	0.75%	0.43%	0.32%
U.S.	0.84%	0.20%	(0.19)%
Non-U.S.	0.24%	0.26%	0.35%
Total collateralized agreements	0.57%	0.23%	0.01%
U.S.	2.42%	2.54%	2.43%
Non-U.S.	1.73%	1.64%	1.83%
Total financial instruments owned	2.14%	2.18%	2.21%
U.S.	4.70%	3.74%	3.19%
Non-U.S.	6.13%	4.84%	3.69%
Total loans receivable	4.82%	3.84%	3.22%
U.S.	3.75%	2.44%	1.84%
Non-U.S.	1.31%	1.06%	0.86%
Total other interest-earning assets	2.53%	1.79%	1.32%
Total interest-earning assets	1.61%	1.24%	1.10%
Liabilities
U.S.	1.19%	0.80%	0.48%
Non-U.S.	0.72%	0.56%	0.39%
Total interest-bearing deposits	1.10%	0.76%	0.47%
U.S.	1.30%	0.62%	0.37%
Non-U.S.	0.33%	0.37%	0.37%
Total collateralized financings	0.90%	0.52%	0.37%
U.S.	1.98%	1.67%	1.76%
Non-U.S.	1.70%	1.80%	1.87%
Total financial instruments sold, but not yet purchased	1.83%	1.74%	1.81%
U.S.	1.71%	0.92%	0.94%
Non-U.S.	0.29%	0.33%	0.19%
Total short-term borrowings	1.34%	0.78%	0.75%
U.S.	2.27%	2.28%	2.16%
Non-U.S.	0.40%	0.64%	1.76%
Total long-term borrowings	2.14%	2.19%	2.14%
U.S.	0.73%	(0.45)%	(0.88)%
Non-U.S.	0.43%	0.84%	0.64%
Total other interest-bearing liabilities	0.64%	(0.07)%	(0.45)%
Total interest-bearing liabilities	1.34%	0.97%	0.76%
Interest rate spread	0.27%	0.27%	0.34%
U.S.	0.24%	0.29%	0.36%
Non-U.S.	0.54%	0.39%	0.47%
Net yield on interest-earning assets	0.36%	0.33%	0.40%

198	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

In the tables above:

•

Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the entity in which the assets and liabilities are held. See the notes to the consolidated financial statements for further information about such assets and liabilities.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

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

	Year Ended December 2017 versus December 2016
	Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ (60)	$ 438	$ 378
Non-U.S.	13	(24)	(11)
Total deposits with banks	(47)	414	367
U.S.	(151)	1,125	974
Non-U.S.	10	(14)	(4)
Total collateralized agreements	(141)	1,111	970
U.S.	375	(179)	196
Non-U.S.	172	92	264
Total financial instruments owned	547	(87)	460
U.S.	347	419	766
Non-U.S.	10	59	69
Total loans receivable	357	478	835
U.S.	117	492	609
Non-U.S.	99	82	181
Total other interest-earning assets	216	574	790
Change in interest income	932	2,490	3,422
Interest-bearing liabilities
U.S.	46	379	425
Non-U.S.	49	28	77
Total interest-bearing deposits	95	407	502
U.S.	55	355	410
Non-U.S.	23	(12)	11
Total collateralized financings	78	343	421
U.S.	(37)	112	75
Non-U.S.	97	(35)	62
Total financial instruments sold, but not yet purchased	60	77	137
U.S.	(87)	346	259
Non-U.S.	(1)	(6)	(7)
Total short-term borrowings	(88)	340	252
U.S.	381	(17)	364
Non-U.S.	18	(25)	(7)
Total long-term borrowings	399	(42)	357
U.S.	(83)	1,732	1,649
Non-U.S.	5	(246)	(241)
Total other interest-bearing liabilities	(78)	1,486	1,408
Change in interest expense	466	2,611	3,077
Change in net interest income	$ 466	$ (121)	$ 345

Goldman Sachs 2017 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	Year Ended December 2016 versus December 2015
	Increase (decrease) due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 114	$ 125	$ 239
Non-U.S.	18	(46)	(28)
Total deposits with banks	132	79	211
U.S.	(32)	762	730
Non-U.S.	46	(102)	(56)
Total collateralized agreements	14	660	674
U.S.	(505)	184	(321)
Non-U.S.	86	(183)	(97)
Total financial instruments owned	(419)	1	(418)
U.S.	330	189	519
Non-U.S.	105	28	133
Total loans receivable	435	217	652
U.S.	(85)	245	160
Non-U.S.	(133)	93	(40)
Total other interest-earning assets	(218)	338	120
Change in interest income	(56)	1,295	1,239
Interest-bearing liabilities
U.S.	194	232	426
Non-U.S.	21	23	44
Total interest-bearing deposits	215	255	470
U.S.	(47)	151	104
Non-U.S.	8	–	8
Total collateralized financings	(39)	151	112
U.S.	(6)	(31)	(37)
Non-U.S.	(5)	(26)	(31)
Total financial instruments sold, but not yet purchased	(11)	(57)	(68)
U.S.	9	(9)	–
Non-U.S.	(3)	20	17
Total short-term borrowings	6	11	17
U.S.	243	210	453
Non-U.S.	11	(100)	(89)
Total long-term borrowings	254	110	364
U.S.	41	679	720
Non-U.S.	(24)	125	101
Total other interest-bearing liabilities	17	804	821
Change in interest expense	442	1,274	1,716
Change in net interest income	$(498)	$ 21	$ (477)

Deposits

The table below presents a summary of the firm’s interest-bearing deposits.

	Year Ended December
$ in millions	2017	2016	2015
Average balances
U.S.
Savings and demand	$ 68,819	$ 59,357	$44,486
Time	32,290	37,898	28,577
Total U.S.	101,109	97,255	73,063
Non-U.S.
Demand	8,443	8,041	5,703
Time	15,913	9,564	8,182
Total Non-U.S.	24,356	17,605	13,885
Total	$125,465	$114,860	$86,948
Average interest rates
U.S.
Savings and demand	0.98%	0.56%	0.27%
Time	1.64%	1.18%	0.83%
Total U.S.	1.19%	0.80%	0.48%
Non-U.S.
Demand	0.68%	0.29%	0.19%
Time	0.75%	0.78%	0.53%
Total Non-U.S.	0.72%	0.56%	0.39%
Total	1.10%	0.76%	0.47%

In the table above, deposits are classified as U.S. and non-U.S. based on the location of the entity in which such deposits are held.

As of December 2017, deposits in U.S. and non-U.S. offices include $2.81 billion and $11.66 billion, respectively, of time deposits that were greater than $100,000. The table below presents maturities of these time deposits held in U.S. offices.

$ in millions	As of December 2017
3 months or less	$ 212
3 to 6 months	515
6 to 12 months	971
Greater than 12 months	1,113
Total	$2,811

200	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Short-Term and Other Borrowed Funds

The table below presents a summary of the firm’s securities loaned and securities sold under agreements to repurchase, and short-term borrowings.

	As of December
$ in millions	2017	2016	2015
Securities loaned and securities sold under agreements to repurchase
Amounts outstanding at year-end	$ 99,511	$79,340	$89,683
Average outstanding during the year	$ 95,643	$84,324	$89,662
Maximum month-end outstanding	$103,359	$89,142	$97,466
Weighted average interest rate
During the year	0.90%	0.52%	0.37%
At year-end	1.16%	0.44%	0.39%
Short-term borrowings
Amounts outstanding at year-end	$ 61,818	$52,383	$57,020
Average outstanding during the year	$ 51,933	$57,340	$57,190
Maximum month-end outstanding	$ 61,818	$61,840	$60,522
Weighted average interest rate
During the year	1.34%	0.78%	0.75%
At year-end	1.22%	0.94%	0.80%

In the table above:

•

These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

•

Amounts outstanding at year-end for short-term borrowings includes short-term secured financings of $14.90 billion, $13.12 billion and $14.23 billion as of December 2017, December 2016 and December 2015, respectively.

•	The weighted average interest rates for these borrowings include the effect of hedging activities.

Loan Portfolio

The table below presents a summary of the firm’s loans receivable.

	As of December
$ in millions	2017	2016	2015	2014	2013
U.S.
Corporate loans	$28,622	$23,821	$19,909	$14,020	$ 6,910
Loans to PWM clients	14,489	12,386	12,824	10,989	6,545
Loans backed by:
Commercial real estate	6,150	2,813	3,186	1,876	727
Residential real estate	6,176	3,777	2,187	311	–
Marcus loans	1,912	208	–	–	–
Other loans	3,233	2,664	3,495	821	–
Total U.S.	60,582	45,669	41,601	28,017	14,182
Non-U.S.
Corporate loans	2,127	1,016	831	290	131
Loans to PWM clients	2,102	1,442	1,137	300	13
Loans backed by:
Commercial real estate	1,837	1,948	2,085	549	708
Residential real estate	58	88	129	10	–
Other loans	30	18	38	–	–
Total non-U.S.	6,154	4,512	4,220	1,149	852
Total loans receivable, gross	66,736	50,181	45,821	29,166	15,034
Allowance for loan losses
U.S.	604	476	381	205	115
Non-U.S.	199	33	33	23	24
Total allowance for loan losses	803	509	414	228	139
Total loans receivable	$65,933	$49,672	$45,407	$28,938	$14,895

In the table above, loans receivable are classified as U.S. and non-U.S. based on the location of the entity in which such loans are held.

Allowance for Loan Losses

The table below presents changes in the allowance for loan losses.

	As of December
$ in millions	2017	2016	2015	2014	2013
Allowance for loan losses
Beginning balance	$ 509	$414	$228	$139	$ 24
Charge-offs	(203)	(8)	(1)	(3)	–
Provision	574	138	187	92	115
Other	(77)	(35)	–	–	–
Ending balance	$ 803	$509	$414	$228	$139

In the table above:

•	Allowance for loan losses primarily related to corporate loans and loans extended to PWM clients that were held in entities located in the U.S.

•	Substantially all charge-offs were related to corporate loans held in entities located in the U.S.

Goldman Sachs 2017 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Maturities and Sensitivity to Changes in Interest Rates

The table below presents the firm’s gross loans receivable by tenor and a distribution of such loans receivable between fixed and floating interest rates.

	Maturities and Sensitivity to Changes in Interest Rates as of December 2017
$ in millions	Less than 1 year	1 - 5 years	Greater than 5 years	Total
U.S.
Corporate loans	$ 1,988	$21,957	$4,677	$28,622
Loans to PWM clients	11,324	3,165	–	14,489
Loans backed by:
Commercial real estate	209	5,643	298	6,150
Residential real estate	388	2,085	3,703	6,176
Marcus loans	2	1,746	164	1,912
Other loans	933	1,495	805	3,233
Total U.S.	14,844	36,091	9,647	60,582
Non-U.S.
Corporate loans	198	1,675	254	2,127
Loans to PWM clients	2,078	24	–	2,102
Loans backed by:
Commercial real estate	369	1,400	68	1,837
Residential real estate	9	49	–	58
Other loans	2	8	20	30
Total non-U.S.	2,656	3,156	342	6,154
Total loans receivable, gross	$17,500	$39,247	$9,989	$66,736
Loans at fixed interest rates	$ 181	$ 2,979	$3,569	$ 6,729
Loans at variable interest rates	17,319	36,268	6,420	60,007
Total	$17,500	$39,247	$9,989	$66,736

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

The table below presents cross-border outstandings and commitments for each country in which cross-border outstandings exceed 0.75% of consolidated assets in accordance with the FFIEC guidelines and include cash, receivables, collateralized agreements and cash financial instruments, but exclude derivative instruments.

$ in millions	Banks	Governments	Other	Total	Commitments
As of December 2017
Cayman Islands	$ 6	$ –	$34,624	$34,630	$ 4,940
Germany	$ 4,241	$22,765	$ 6,916	$33,922	$ 7,015
France	$ 3,569	$ 1,574	$19,048	$24,191	$14,549
Canada	$ 2,562	$ 311	$17,358	$20,231	$ 2,388
Japan	$ 8,827	$ 69	$ 7,220	$16,116	$18,079
Ireland	$ 143	$ 65	$11,490	$11,698	$ 895
China	$ 2,550	$ 687	$ 7,838	$11,075	$ –
Italy	$ 2,306	$ 3,986	$ 2,586	$ 8,878	$ 1,649
U.K.	$ 1,300	$ –	$ 7,480	$ 8,780	$14,966
Singapore	$ 372	$ 5,462	$ 1,873	$ 7,707	$ 48
Luxembourg	$ 59	$ 324	$ 7,320	$ 7,703	$ 2,438
As of December 2016
Cayman Islands	$ 3	$ –	$34,756	$34,759	$ 2,519
France	$ 6,333	$ 1,858	$18,576	$26,767	$ 9,598
Germany	$ 3,183	$14,061	$ 9,250	$26,494	$ 7,281
Japan	$ 9,860	$ 721	$ 6,310	$16,891	$ 7,476
Italy	$ 3,220	$ 3,211	$ 1,608	$ 8,039	$ 1,228
Canada	$ 814	$ 333	$ 6,164	$ 7,311	$ 1,279
China	$ 1,189	$ 158	$ 5,662	$ 7,009	$ –
Singapore	$ 190	$ 6,165	$ 505	$ 6,860	$ 97
South Korea	$ 107	$ 3,563	$ 2,847	$ 6,517	$ 4
As of December 2015
Cayman Islands	$ 1	$ –	$39,602	$39,603	$ 3,046
France	$ 5,596	$ 2,904	$23,853	$32,353	$ 4,795
Japan	$10,254	$ 297	$11,648	$22,199	$ 9,684
Germany	$ 4,080	$ 7,969	$ 8,497	$20,546	$ 5,008
Italy	$ 4,326	$ 3,691	$ 2,647	$10,664	$ 2,634
Canada	$ 1,173	$ 310	$ 8,642	$10,125	$ 1,404
U.K.	$ 2,170	$ 42	$ 7,138	$ 9,350	$15,075
China	$ 2,189	$ 424	$ 6,068	$ 8,681	$ 111
Singapore	$ 192	$ 7,462	$ 502	$ 8,156	$ 14
South Korea	$ 79	$ 5,545	$ 1,914	$ 7,538	$ 2

In the table above:

•	Collateralized agreements are presented gross, without reduction for related securities collateral held.

•	Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty.

•	Substantially all commitments consist of commitments to extend credit and forward starting collateralized agreements.

•

Beginning in December 2016, collateralized agreements with agency lenders are presented based on the country of the underlying counterparty rather than the country of the agency lender. Amounts as of December 2015 have been conformed to the current presentation.

202	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.  Changes  in  and  Disagreements with Accountants on Accounting and Financial  Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 43 of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2017 (2018 Proxy Statement) and is incorporated in this Form 10-K by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this Form 10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2018 Proxy Statement and is incorporated in this Form 10-K by reference.

Goldman Sachs 2017 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12.    Security Ownership of Certain Beneficial  Owners  and  Management and  Related  Stockholder  Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2018 Proxy Statement and is incorporated in this Form 10-K by reference.

The following table provides information as of December 31, 2017 regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2017.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	20,415,763	$78.78	72,968,247
Equity compensation plans not approved by security holders	–	–	–
Total	20,415,763		72,968,247

In the table above:

•

Securities to be Issued Upon Exercise of Outstanding Options and Rights includes: (i) 2,101,639 shares of common stock that may be issued upon exercise of outstanding options and (ii) 18,314,124 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

•

The Weighted Average Exercise Price of Outstanding Options relates only to the options described above. Shares underlying RSUs are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.

•

Securities Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under our current stock incentive plan (SIP), excluding shares reflected in column (a). If any shares of common stock underlying awards granted under our current SIP or our SIP adopted in 2013 are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under our current SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under our current SIP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2018 Proxy Statement and is incorporated in this Form  10-K by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be in the 2018 Proxy Statement and is incorporated in this Form 10-K by reference.

204	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8 hereof.

2. Exhibits

2.1	Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of January 24, 2018.

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

Goldman Sachs 2017 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

4.10

Tenth Supplemental Subordinated Debt Indenture, dated as of July 7, 2017, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee, with respect to the Subordinated Debt Indenture, dated as of February 20, 2004 (incorporated by reference to Exhibit 4.89 to the Registrant’s Registration Statement on Form S-3 (No. 333-219206), filed on July 10, 2017).

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

10.16	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

206	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.17	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.18	Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.19

Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).

10.20

General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

10.21

Goldman Sachs  & Co. LLC Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.22

Form of Goldman Sachs  & Co. LLC Executive Life Insurance Policy with Pacific Life  & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.23

Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †

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

Goldman Sachs 2017 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.35

Form of Year-End Short-Term Restricted Stock Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.36	Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.37	Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.38

The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.39	Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.40	Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.41	Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.42

Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).

10.43	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.44	Description of Compensation Arrangements with Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

10.45

The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.46	Form of Non-Employee Director RSU Award Agreement. †

10.47	Form of One-Time RSU Award Agreement. †

10.48	Form of Year-End RSU Award Agreement (not fully vested). †

10.49	Form of Year-End RSU Award Agreement (fully vested). †

10.50	Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †

10.51	Form of Year-End Short-Term RSU Award Agreement. †

10.52	Form of Year-End Restricted Stock Award Agreement (not fully vested). †

10.53	Form of Year-End Restricted Stock Award Agreement (fully vested). †

10.54	Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.55	Form of Fixed Allowance RSU Award Agreement. †

10.56	Form of Fixed Allowance Restricted Stock Award Agreement. †

10.57	Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.58	Form of Performance-Based Restricted Stock Unit Award Agreement. †

10.59	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

208	Goldman Sachs 2017 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.60	Form of Signature Card for Equity Awards. †

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

99.2	Debt and trust securities registered under Section 12(b) of the Exchange Act.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, and (vi) the notes to the Consolidated Financial Statements.

† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2017 Form 10-K	209

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Title:		Chief Financial Officer
Date:		February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Lloyd C. Blankfein
Name:		Lloyd C. Blankfein
Capacity:		Director, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:		February 23, 2018

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Capacity:		Director
Date:		February 23, 2018

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Capacity:		Director
Date:		February 23, 2018

By:	/s/	William W. George
Name:		William W. George
Capacity:		Director
Date:		February 23, 2018

By:	/s/	James A. Johnson
Name:		James A. Johnson
Capacity:		Director
Date:		February 23, 2018

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Capacity:		Director
Date:		February 23, 2018

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Capacity:		Director
Date:		February 23, 2018

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Capacity:		Director
Date:		February 23, 2018

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Capacity:		Director
Date:		February 23, 2018

By:	/s/	David A. Viniar
Name:		David A. Viniar
Capacity:		Director
Date:		February 23, 2018

By:	/s/	Mark O. Winkelman
Name:		Mark O. Winkelman
Capacity:		Director
Date:		February 23, 2018

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Capacity:		Chief Financial Officer (Principal Financial Officer)
Date:		February 23, 2018

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Capacity:		Principal Accounting Officer
Date:		February 23, 2018

210	Goldman Sachs 2017 Form 10-K