Form 10-Q
period 2018-03-31
GOLDMAN SACHS GROUP INC
filed 2018-05-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 20, 2018, there were 377,718,087 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

Goldman Sachs March 2018 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2018	2017
Revenues
Investment banking	$ 1,793	$1,703
Investment management	1,639	1,397
Commissions and fees	862	771
Market making	3,204	2,418
Other principal transactions	1,620	1,221
Total non-interest revenues	9,118	7,510
Interest income	4,230	2,746
Interest expense	3,312	2,230
Net interest income	918	516
Net revenues, including net interest income	10,036	8,026
Operating expenses
Compensation and benefits	4,115	3,291
Brokerage, clearing, exchange and distribution fees	844	692
Market development	182	134
Communications and technology	251	223
Depreciation and amortization	299	257
Occupancy	194	176
Professional fees	235	205
Other expenses	497	509
Total non-compensation expenses	2,502	2,196
Total operating expenses	6,617	5,487
Pre-tax earnings	3,419	2,539
Provision for taxes	587	284
Net earnings	2,832	2,255
Preferred stock dividends	95	93
Net earnings applicable to common shareholders	$ 2,737	$2,162
Earnings per common share
Basic	$ 7.02	$ 5.23
Diluted	$ 6.95	$ 5.15
Dividends declared per common share	$ 0.75	$ 0.65
Average common shares
Basic	389.1	412.5
Diluted	393.8	420.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

1	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March
$ in millions	2018	2017
Net earnings	$2,832	$2,255
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	2	(16)
Debt valuation adjustment	270	(139)
Pension and postretirement liabilities	(4)	1
Available-for-sale securities	(158)	–
Other comprehensive income/(loss)	110	(154)
Comprehensive income	$2,942	$2,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2018 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions	March 2018	December 2017
Assets
Cash and cash equivalents	$120,503	$110,051
Collateralized agreements:
Securities purchased under agreements to resell (includes $131,103 and $120,420 at fair value)	131,461	120,822
Securities borrowed (includes $68,730 and $78,189 at fair value)	177,567	190,848
Receivables:
Brokers, dealers and clearing organizations	37,746	24,676
Customers and counterparties (includes $2,485 and $3,526 at fair value)	70,273	60,112
Loans receivable	71,697	65,933
Financial instruments owned (at fair value and includes $61,047 and $50,335 pledged as collateral)	336,879	315,988
Other assets	27,409	28,346
Total assets	$973,535	$916,776
Liabilities and shareholders’ equity
Deposits (includes $27,537 and $22,902 at fair value)	$150,940	$138,604
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	94,690	84,718
Securities loaned (includes $5,776 and $5,357 at fair value)	16,483	14,793
Other secured financings (includes $26,666 and $24,345 at fair value)	26,757	24,788
Payables:
Brokers, dealers and clearing organizations	11,729	6,672
Customers and counterparties	179,262	171,497
Financial instruments sold, but not yet purchased (at fair value)	124,171	111,930
Unsecured short-term borrowings (includes $20,648 and $16,904 at fair value)	47,760	46,922
Unsecured long-term borrowings (includes $40,550 and $38,638 at fair value)	225,899	217,687
Other liabilities and accrued expenses (includes $104 and $268 at fair value)	12,265	16,922
Total liabilities	889,956	834,533
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,853	11,203	11,853
Common stock; 890,408,670 and 884,592,863 shares issued, and 377,706,096 and 374,808,805 shares outstanding	9	9
Share-based awards	2,415	2,777
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	53,992	53,357
Retained earnings	93,907	91,519
Accumulated other comprehensive loss	(1,770)	(1,880)
Stock held in treasury, at cost; 512,702,576 and 509,784,060 shares	(76,177)	(75,392)
Total shareholders’ equity	83,579	82,243
Total liabilities and shareholders’ equity	$973,535	$916,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

3	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Three Months Ended March 2018	Year Ended December 2017
Preferred stock
Beginning balance	$ 11,853	$ 11,203
Issued	–	1,500
Redeemed	(650)	(850)
Ending balance	11,203	11,853
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance, as previously reported	2,777	3,914
Cumulative effect of the change in accounting principle related to forfeiture of share-based awards	–	35
Beginning balance, adjusted	2,777	3,949
Issuance and amortization of share-based awards	807	1,810
Delivery of common stock underlying share-based awards	(1,145)	(2,704)
Forfeiture of share-based awards	(18)	(89)
Exercise of share-based awards	(6)	(189)
Ending balance	2,415	2,777
Additional paid-in capital
Beginning balance	53,357	52,638
Delivery of common stock underlying share-based awards	1,660	2,934
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,040)	(2,220)
Preferred stock issuance costs, net of reversals upon redemption	15	8
Cash settlement of share-based awards	–	(3)
Ending balance	53,992	53,357
Retained earnings
Beginning balance, as previously reported	91,519	89,039
Cumulative effect of the change in accounting principle related to:
Revenue recognition from contracts with clients, net of tax	(53)	–
Forfeiture of share-based awards, net of tax	–	(24)
Beginning balance, adjusted	91,466	89,015
Net earnings	2,832	4,286
Dividends and dividend equivalents declared on common stock and share-based awards	(296)	(1,181)
Dividends declared on preferred stock	(80)	(587)
Preferred stock redemption premium	(15)	(14)
Ending balance	93,907	91,519
Accumulated other comprehensive loss
Beginning balance	(1,880)	(1,216)
Other comprehensive income/(loss)	110	(664)
Ending balance	(1,770)	(1,880)
Stock held in treasury, at cost
Beginning balance	(75,392)	(68,694)
Repurchased	(800)	(6,721)
Reissued	16	34
Other	(1)	(11)
Ending balance	(76,177)	(75,392)
Total shareholders’ equity	$ 83,579	$ 82,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Goldman Sachs March 2018 Form 10-Q	4

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March
$ in millions	2018	2017
Cash flows from operating activities
Net earnings	$ 2,832	$ 2,255
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	299	257
Share-based compensation	1,329	1,272
Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	(10,479)	(6,658)
Collateralized transactions (excluding other secured financings), net	14,304	15,692
Financial instruments owned (excluding available-for-sale securities)	(19,708)	(13,657)
Financial instruments sold, but not yet purchased	12,165	(1,216)
Other, net	(1,706)	(1,334)
Net cash used for operating activities	(964)	(3,389)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,563)	(838)
Proceeds from sales of property, leasehold improvements and equipment	1,007	77
Net cash used for business acquisitions	(68)	(512)
Purchase of investments	(3,188)	–
Proceeds from sales and paydowns of investments	183	542
Loans receivable, net	(5,584)	(816)
Net cash used for investing activities	(9,213)	(1,547)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,875	(1,007)
Other secured financings (short-term), net	2,728	(1,771)
Proceeds from issuance of other secured financings (long-term)	1,262	2,622
Repayment of other secured financings (long-term), including the current portion	(2,282)	(1,377)
Purchase of Trust Preferred Securities	(35)	–
Proceeds from issuance of unsecured long-term borrowings	16,029	19,502
Repayment of unsecured long-term borrowings, including the current portion	(9,607)	(13,088)
Derivative contracts with a financing element, net	189	912
Deposits, net	12,336	3,831
Preferred stock redemption	(650)	–
Common stock repurchased	(800)	(1,503)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,040)	(1,498)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(376)	(366)
Proceeds from issuance of common stock, including exercise of share-based awards	–	6
Cash settlement of share-based awards	–	(3)
Net cash provided by financing activities	20,629	6,260
Net increase in cash and cash equivalents	10,452	1,324
Cash and cash equivalents, beginning balance	110,051	121,711
Cash and cash equivalents, ending balance	$120,503	$123,035

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.55 billion and $2.31 billion, and cash payments for income taxes, net of refunds, were $326 million and $257 million during the three months ended March 2018 and March 2017, respectively. Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the three months ended March 2018:

•

The firm received $165 million of loans receivable and $31 million of held-to-maturity securities in connection with the securitization of financial instruments owned and held for sale loans included in receivables from customers and counterparties.

•	The firm exchanged $35 million of Trust Preferred Securities and common beneficial interests for $35 million of certain of the firm’s junior subordinated debt.

Non-cash activities during the three months ended March 2017:

•	The firm received $23 million of loans receivable in connection with the securitization of financial instruments owned.

The accompanying notes are an integral part of these condensed consolidated financial statements.

5	Goldman Sachs March 2018 Form 10-Q

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2017. References to “the 2017 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial information as of December 31, 2017 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2018 and March 2017 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2018 and March 31, 2017, respectively. All references to December 2017 refer to the date December 31, 2017. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs March 2018 Form 10-Q	6

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

7	Goldman Sachs March 2018 Form 10-Q

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

Use of Estimates

Preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, discretionary compensation accruals, income tax expense related to the Tax Cuts and Jobs Act (Tax Legislation), provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), the allowance for losses on loans receivable and lending commitments held for investment, and provisions for losses that may arise from tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Revenue from Contracts with Clients. Beginning in January 2018, the firm accounts for revenue earned from contracts with clients for services such as investment banking, investment management, and execution and clearing (contracts with clients) under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” As such, revenues for these services are recognized when the performance obligations related to the underlying transaction are completed. See “Recent Accounting Developments — Revenue from Contracts with Customers (ASC 606)” for further information.

The firm’s net revenues from contracts with clients subject to this ASU represent approximately 40% of the firm’s total net revenues for the three months ended March 2018. This includes approximately 75% of the firm’s investment banking revenues, substantially all of the investment management revenues, and commissions and fees. See Note 25 for information about the firm’s net revenues by business segment.

Investment Banking

Advisory. Fees from financial advisory assignments are recognized in revenues when the services related to the underlying transaction are completed under the terms of the assignment. Beginning in January 2018, non-refundable deposits and milestone payments in connection with financial advisory assignments are recognized in revenues upon completion of the underlying transaction or when the assignment is otherwise concluded. Prior to January 2018, non-refundable deposits and milestone payments were recognized in revenues in accordance with the terms of the contract.

Beginning in January 2018, non-compensation expenses associated with financial advisory assignments are recognized when incurred. Client reimbursements for such expenses are included in financial advisory revenues. Prior to January 2018, such expenses were deferred until the related revenue was recognized or the assignment was otherwise concluded and were presented as non-compensation expenses, net of client reimbursements.

Goldman Sachs March 2018 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Underwriting. Fees from underwriting assignments are recognized in revenues upon completion of the underlying transaction based on the terms of the assignment.

Non-compensation expenses associated with underwriting assignments are deferred until the related revenue is recognized or the assignment is otherwise concluded. Beginning in January 2018, such expenses are presented as non-compensation expenses. Prior to January 2018, such expenses were presented net within underwriting revenues.

Investment Management

The firm earns management fees and incentive fees for investment management services, which are included in investment management revenues. The firm makes payments to brokers and advisors related to the placement of the firm’s investment funds (distribution fees), which are included in brokerage, clearing, exchange and distribution fees.

Management Fees. Management fees for mutual funds are calculated as a percentage of daily net asset value and are received monthly. Management fees for hedge funds and separately managed accounts are calculated as a percentage of month-end net asset value and are generally received quarterly. Management fees for private equity funds are calculated as a percentage of monthly invested capital or committed capital and are received quarterly, semi-annually or annually, depending on the fund. Management fees are recognized over time in the period the investment management services are provided.

Distribution fees paid by the firm are calculated based on either a percentage of the management fee, the investment fund’s net asset value or the committed capital. Beginning in January 2018, the firm presents such fees in brokerage, clearing, exchange and distribution fees. Prior to January 2018, where the firm was considered an agent to the arrangement, such fees were presented on a net basis in investment management revenues.

Incentive Fees. Incentive fees are calculated as a percentage of a fund’s or separately managed account’s return, or excess return above a specified benchmark or other performance target. Incentive fees are generally based on investment performance over a 12-month period or over the life of a fund. Fees that are based on performance over a 12-month period are subject to adjustment prior to the end of the measurement period. For fees that are based on investment performance over the life of the fund, future investment underperformance may require fees previously distributed to the firm to be returned to the fund.

Beginning in January 2018, incentive fees earned from a fund or separately managed account are recognized when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of investments held by the fund or separately managed account. Therefore, incentive fees recognized during the period may relate to performance obligations satisfied in previous periods. Prior to January 2018, incentive fees were recognized only when all material contingencies were resolved.

Commissions and Fees

The firm earns commissions and fees from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed. The firm also provides third-party research services to clients in connection with certain soft-dollar arrangements.

Beginning in January 2018, costs incurred by the firm for research are presented net within commissions and fees. Prior to January 2018, costs incurred by the firm for research for certain soft-dollar arrangements were presented in brokerage, clearing, exchange and distribution fees.

Remaining Performance Obligations

Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The firm’s remaining performance obligations are generally related to its financial advisory assignments and certain investment management activities. Revenues associated with remaining performance obligations relating to financial advisory assignments cannot be determined until the outcome of the transaction. For the firm’s investment management activities, where fees are calculated based on the net asset value of the fund or separately managed account, future revenues associated with remaining performance obligations cannot be determined as such fees are subject to fluctuations in the market value of investments held by the fund or separately managed account.

The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2018, substantially all of the firm’s future net revenues associated with remaining performance obligations will be recognized through 2023. Annual revenues associated with such performance obligations average less than $250 million through 2023.

9	Goldman Sachs March 2018 Form 10-Q

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2018 and December 2017, cash and cash equivalents included $15.53 billion and $10.79 billion, respectively, of cash and due from banks, and $104.97 billion and $99.26 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of March 2018 and December 2017, $24.96 billion and $18.44 billion, respectively, of cash and cash equivalents were segregated for regulatory and other purposes. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2018 and December 2017.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables primarily consist of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of March 2018 and December 2017, the firm’s receivables from customers and counterparties included $3.65 billion and $4.63 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of both March 2018 and December 2017, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2018 and December 2017. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in interest income.

Receivables from customers and counterparties includes receivables from contracts with clients and, beginning in January 2018, also includes contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. As of March 2018, the firm’s receivables from contracts with clients were $1.95 billion and contract assets were not material.

Goldman Sachs March 2018 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2018 and December 2017. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in interest expense.

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

Share-based Compensation

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Forfeitures are recorded when they occur. See “Recent Accounting Developments — Improvements to Employee Share-Based Payment Accounting (ASC 718)” for further information.

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

11	Goldman Sachs March 2018 Form 10-Q

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

Recent Accounting Developments

Revenue from Contracts with Customers (ASC 606). In May 2014, the FASB issued ASU No. 2014-09. This ASU, as amended, provides comprehensive guidance on the recognition of revenue earned from contracts with customers arising from the transfer of goods and services, guidance on accounting for certain contract costs and new disclosures.

The firm adopted this ASU in January 2018 under a modified retrospective approach. As a result of adopting this ASU, the firm, among other things, delays recognition of non-refundable and milestone payments on financial advisory assignments until the assignments are completed, and recognizes certain investment management fees earlier than under the firm’s previous revenue recognition policies.

The firm also prospectively changed the presentation of certain costs from a net presentation within revenues to a gross basis, and vice versa. Beginning in 2018, certain underwriting expenses, which were netted against investment banking revenues and certain distribution fees, which were netted against investment management revenues, are presented gross as non-compensation expenses. Costs incurred in connection with certain soft-dollar arrangements, which were presented gross as non-compensation expenses, are presented net within commissions and fees.

The cumulative effect of adopting this ASU as of January 1, 2018 was a decrease to retained earnings of $53 million (net of tax). In addition, adoption of this ASU resulted in an increase in both net revenues and non-compensation expenses of approximately $50 million for the three months ended March 2018.

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

The ASU is effective for the firm in January 2019 under a modified retrospective approach. Early adoption is permitted. The firm’s implementation efforts include reviewing the terms of existing leases and service contracts, which may include embedded leases. Based on the implementation efforts to date, the firm expects a gross up of approximately $2 billion on its consolidated statements of financial condition upon recognition of the right-of-use assets and lease liabilities.

Goldman Sachs March 2018 Form 10-Q	12

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

The firm adopted the ASU in January 2017 and subsequent to the adoption, the tax effect related to the settlement of share-based awards is recognized in the statements of earnings rather than directly to additional paid-in capital. The firm also elected to account for forfeitures as they occur, rather than to estimate forfeitures over the vesting period, and the cumulative effect of this election upon adoption was an increase of $35 million to share-based awards and a decrease of $24 million (net of tax of $11 million) to retained earnings.

In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows. Upon adoption, the firm reclassified amounts related to such activities within the condensed consolidated statements of cash flows, on a retrospective basis.

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

The ASU is effective for the firm in January 2020 under a modified retrospective approach. Early adoption is permitted in January 2019. Adoption of the ASU will result in earlier recognition of credit losses and an increase in the recorded allowance for certain purchased loans with deterioration in credit quality since origination with a corresponding increase to their gross carrying value. The firm is currently in the process of identifying and developing the changes to the firm’s existing allowance models and processes that will be required under CECL. The impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the disclosure and classification of certain items within the statements of cash flows.

The firm adopted this ASU in January 2018 under a retrospective approach. The impact of adoption was an increase of $25 million to net cash used for operating activities, a decrease of $26 million to net cash used for investing activities and a decrease of $1 million to net cash provided by financing activities for the three months ended March 2017.

Clarifying the Definition of a Business (ASC 805). In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) — Clarifying the Definition of a Business.” The ASU amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business.

The firm adopted this ASU in January 2018 under a prospective approach. Adoption of the ASU did not have a material impact on the firm’s financial condition, results of operations or cash flows. The firm expects that fewer transactions will be treated as acquisitions (or disposals) of businesses as a result of adopting this ASU.

13	Goldman Sachs March 2018 Form 10-Q

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

Targeted Improvements to Accounting for Hedging Activities (ASC 815). In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) — Targeted Improvements to Accounting for Hedging Activities.” The ASU amends certain rules for hedging relationships, expands the types of strategies that are eligible for hedge accounting treatment to more closely align the results of hedge accounting with risk management activities and amends disclosure requirements related to fair value and net investment hedges.

The firm early adopted this ASU in January 2018 under a modified retrospective approach for hedge accounting treatment, and under a prospective approach for the amended disclosure requirements. Adoption of this ASU did not have a material impact on the firm’s financial condition, results of operations or cash flows. See Note 7 for further information.

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

Goldman Sachs March 2018 Form 10-Q	14

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

The table below presents the firm’s financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of March 2018
Money market instruments	$ 2,181	$ –
Government and agency obligations:
U.S.	74,806	13,980
Non-U.S.	42,053	27,228
Loans and securities backed by:
Commercial real estate	3,460	1
Residential real estate	12,194	3
Corporate debt instruments	35,228	11,753
State and municipal obligations	1,760	–
Other debt obligations	1,872	1
Equity securities	106,513	34,338
Commodities	4,723	–
Investments in funds at NAV	4,043	–
Subtotal	288,833	87,304
Derivatives	48,046	36,867
Total	$336,879	$124,171
As of December 2017
Money market instruments	$ 1,608	$ –
Government and agency obligations:
U.S.	76,418	17,911
Non-U.S.	33,956	23,311
Loans and securities backed by:
Commercial real estate	3,436	1
Residential real estate	11,993	–
Corporate debt instruments	33,683	7,153
State and municipal obligations	1,471	–
Other debt obligations	2,164	1
Equity securities	96,132	23,882
Commodities	3,194	40
Investments in funds at NAV	4,596	–
Subtotal	268,651	72,299
Derivatives	47,337	39,631
Total	$315,988	$111,930

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits.

•	Corporate debt instruments includes corporate loans and debt securities.

•

Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such amounts include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $9.44 billion and $8.49 billion as of March 2018 and December 2017, respectively.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents market making revenues by major product type, as well as other principal transactions revenues.

	Three Months Ended March
$ in millions	2018	2017
Interest rates	$ 905	$1,364
Credit	318	544
Currencies	402	(318)
Equities	1,136	578
Commodities	443	250
Market making	3,204	2,418
Other principal transactions	1,620	1,221
Total	$4,824	$3,639

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

15	Goldman Sachs March 2018 Form 10-Q

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

	As of
$ in millions	March 2018	December 2017
Total level 1 financial assets	$169,447	$155,086
Total level 2 financial assets	404,152	395,606
Total level 3 financial assets	21,057	19,201
Investments in funds at NAV	4,043	4,596
Counterparty and cash collateral netting	(59,502)	(56,366)
Total financial assets at fair value	$539,197	$518,123
Total assets	$973,535	$916,776
Total level 3 financial assets divided by:
Total assets	2.2%	2.1%
Total financial assets at fair value	3.9%	3.7%
Total level 1 financial liabilities	$ 73,176	$ 63,589
Total level 2 financial liabilities	289,362	261,719
Total level 3 financial liabilities	20,256	19,620
Counterparty and cash collateral netting	(42,652)	(39,866)
Total financial liabilities at fair value	$340,142	$305,062
Total level 3 financial liabilities divided by total financial liabilities at fair value	6.0%	6.4%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

Goldman Sachs March 2018 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	March 2018	December 2017
Cash instruments	$16,942	$15,395
Derivatives	4,114	3,802
Other financial assets	1	4
Total	$21,057	$19,201

Level 3 financial assets as of March 2018 increased compared with December 2017, primarily reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

Note 6.

Cash Instruments

Cash instruments include U.S. government and agency obligations, non-U.S. government and agency obligations, mortgage-backed loans and securities, corporate debt instruments, equity securities, investments in funds at NAV, and other non-derivative financial instruments owned and financial instruments sold, but not yet purchased. See below for the types of cash instruments included in each level of the fair value hierarchy and the valuation techniques and significant inputs used to determine their fair values. See Note 5 for an overview of the firm’s fair value measurement policies.

Level 1 Cash Instruments

Level 1 cash instruments include certain money market instruments, U.S. government obligations, most non-U.S. government obligations, certain government agency obligations, certain corporate debt instruments and actively traded listed equities. These instruments are valued using quoted prices for identical unrestricted instruments in active markets.

The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.

Level 2 Cash Instruments

Level 2 cash instruments include most money market instruments, most government agency obligations, certain non-U.S. government obligations, most mortgage-backed loans and securities, most corporate debt instruments, most state and municipal obligations, most other debt obligations, restricted or less liquid listed equities, commodities and certain lending commitments.

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

Loans and Securities Backed by Commercial Real Estate. Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

17	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Corporate Debt Instruments. Significant inputs for corporate debt instruments are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices, such as the CDX (an index that tracks the performance of corporate credit);
•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs March 2018 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

	As of March 2018
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 320	$ 1,861	$ –	$ 2,181
Government and agency obligations:
U.S.	48,245	26,561	–	74,806
Non-U.S.	34,270	7,777	6	42,053
Loans and securities backed by:
Commercial real estate	–	2,194	1,266	3,460
Residential real estate	–	11,521	673	12,194
Corporate debt instruments	883	30,987	3,358	35,228
State and municipal obligations	–	1,695	65	1,760
Other debt obligations	–	1,544	328	1,872
Equity securities	85,700	9,567	11,246	106,513
Commodities	–	4,723	–	4,723
Subtotal	$169,418	$ 98,430	$16,942	$284,790
Investments in funds at NAV				4,043
Total cash instrument assets				$288,833
Liabilities
Government and agency obligations:
U.S.	$ (13,762)	$ (218)	$ –	$ (13,980)
Non-U.S.	(25,042)	(2,186)	–	(27,228)
Loans and securities backed by:
Commercial real estate	–	(1)	–	(1)
Residential real estate	–	(3)	–	(3)
Corporate debt instruments	(15)	(11,714)	(24)	(11,753)
Other debt obligations	–	(1)	–	(1)
Equity securities	(34,211)	(112)	(15)	(34,338)
Total cash instrument liabilities	$ (73,030)	$(14,235)	$ (39)	$ (87,304)

	As of December 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 398	$ 1,209	$ 1	$ 1,608
Government and agency obligations:
U.S.	50,796	25,622	–	76,418
Non-U.S.	27,070	6,882	4	33,956
Loans and securities backed by:
Commercial real estate	–	2,310	1,126	3,436
Residential real estate	–	11,325	668	11,993
Corporate debt instruments	752	29,661	3,270	33,683
State and municipal obligations	–	1,401	70	1,471
Other debt obligations	–	1,812	352	2,164
Equity securities	76,044	10,184	9,904	96,132
Commodities	–	3,194	–	3,194
Subtotal	$155,060	$ 93,600	$15,395	$264,055
Investments in funds at NAV				4,596
Total cash instrument assets				$268,651
Liabilities
Government and agency obligations:
U.S.	$ (17,845)	$ (66)	$ –	$ (17,911)
Non-U.S.	(21,820)	(1,491)	–	(23,311)
Loans and securities backed by commercial real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,099)	(52)	(7,153)
Other debt obligations	–	(1)	–	(1)
Equity securities	(23,866)	–	(16)	(23,882)
Commodities	–	(40)	–	(40)
Total cash instrument liabilities	$ (63,533)	$ (8,698)	$ (68)	$ (72,299)

In the tables above:

•	Cash instrument assets and liabilities are included in financial instruments owned and financial instruments sold, but not yet purchased, respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both March 2018 and December 2017, substantially all of the firm’s level 3 equity securities consisted of private equity securities.

•

Total cash instrument assets included collateralized loan obligations backed by corporate obligations of $740 million and $912 million in level 2, and $222 million and $166 million in level 3 as of March 2018 and December 2017, respectively. Collateralized debt obligations (CDOs) included in cash instruments were not material as of both March 2018 and December 2017.

19	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	March 2018		December 2017
Loans and securities backed by commercial real estate
Level 3 assets	$1,266		$1,126
Yield	6.0% to 23.6% (13.2%	)	4.6% to 22.0% (13.4%	)
Recovery rate	12.3% to 92.9% (49.2%	)	14.3% to 89.0% (43.8%	)
Duration (years)	0.5 to 6.3 (2.0)		0.8 to 6.4 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$673		$668
Yield	2.4% to 18.7% (9.3%	)	2.3% to 15.0% (8.3%	)
Cumulative loss rate	12.2% to 43.1% (21.5%	)	12.5% to 43.0% (21.8%	)
Duration (years)	0.5 to 15.7 (6.3)		0.7 to 14.0 (6.9)
Corporate debt instruments
Level 3 assets	$3,358		$3,270
Yield	4.1% to 26.0% (13.2%	)	3.6% to 24.5% (12.3%	)
Recovery rate	0.0% to 85.0% (57.4%	)	0.0% to 85.3% (62.8%	)
Duration (years)	0.3 to 5.6 (3.1)		0.5 to 7.6 (3.2)
Equity securities
Level 3 assets	$11,246		$9,904
Multiples	1.1x to 37.0x (8.7x	)	1.1x to 30.5x (8.9x	)
Discount rate/yield	3.0% to 25.0% (14.7%	)	3.0% to 20.3% (14.0%	)
Capitalization rate	4.3% to 12.9% (5.9%	)	4.3% to 12.0% (6.1%	)
Other cash instruments
Level 3 assets	$399		$427
Yield	4.1% to 11.8% (8.8%	)	4.0% to 11.7% (8.4%	)
Duration (years)	3.3 to 8.7 (4.4)		3.5 to 11.4 (5.1)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•

Loans and securities backed by commercial and residential real estate, corporate debt instruments and other cash instruments are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.

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

During the three months ended March 2018, transfers into level 2 from level 1 of cash instruments were $13 million, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments were $41 million, reflecting transfers of public equity securities due to increased market activity in these instruments.

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

Goldman Sachs March 2018 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended March
$ in millions	2018	2017
Total cash instrument assets
Beginning balance	$15,395	$18,035
Net realized gains/(losses)	122	131
Net unrealized gains/(losses)	564	402
Purchases	549	683
Sales	(213)	(687)
Settlements	(722)	(716)
Transfers into level 3	1,942	1,605
Transfers out of level 3	(695)	(1,129)
Ending balance	$16,942	$18,324
Total cash instrument liabilities
Beginning balance	$ (68)	$ (62)
Net realized gains/(losses)	2	–
Net unrealized gains/(losses)	7	4
Purchases	15	36
Sales	(13)	(28)
Settlements	23	(2)
Transfers into level 3	(9)	(2)
Transfers out of level 3	4	5
Ending balance	$ (39)	$ (49)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•	If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•

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

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended March
$ in millions	2018	2017
Loans and securities backed by commercial real estate
Beginning balance	$ 1,126	$ 1,645
Net realized gains/(losses)	11	16
Net unrealized gains/(losses)	23	51
Purchases	41	47
Sales	(4)	(55)
Settlements	(78)	(130)
Transfers into level 3	231	147
Transfers out of level 3	(84)	(117)
Ending balance	$ 1,266	$ 1,604
Loans and securities backed by residential real estate
Beginning balance	$ 668	$ 845
Net realized gains/(losses)	15	9
Net unrealized gains/(losses)	14	35
Purchases	35	149
Sales	(60)	(156)
Settlements	(29)	(49)
Transfers into level 3	34	39
Transfers out of level 3	(4)	(42)
Ending balance	$ 673	$ 830
Corporate debt instruments
Beginning balance	$ 3,270	$ 4,640
Net realized gains/(losses)	48	66
Net unrealized gains/(losses)	74	69
Purchases	141	306
Sales	(92)	(375)
Settlements	(346)	(330)
Transfers into level 3	460	762
Transfers out of level 3	(197)	(585)
Ending balance	$ 3,358	$ 4,553
Equity securities
Beginning balance	$ 9,904	$10,263
Net realized gains/(losses)	44	29
Net unrealized gains/(losses)	453	252
Purchases	314	103
Sales	(36)	(56)
Settlements	(239)	(142)
Transfers into level 3	1,205	616
Transfers out of level 3	(399)	(350)
Ending balance	$11,246	$10,715
Other cash instruments
Beginning balance	$ 427	$ 642
Net realized gains/(losses)	4	11
Net unrealized gains/(losses)	–	(5)
Purchases	18	78
Sales	(21)	(45)
Settlements	(30)	(65)
Transfers into level 3	12	41
Transfers out of level 3	(11)	(35)
Ending balance	$ 399	$ 622

21	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2018. The net realized and unrealized gains on level 3 cash instrument assets of $686 million (reflecting $122 million of net realized gains and $564 million of net unrealized gains) for the three months ended March 2018 included gains/(losses) of approximately $(2) million, $597 million and $91 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended March 2018 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended March 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended March 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain other corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Three Months Ended March 2017. The net realized and unrealized gains on level 3 cash instrument assets of $533 million (reflecting $131 million of net realized gains and $402 million of net unrealized gains) for the three months ended March 2017 included gains/(losses) of approximately $(10) million, $396 million and $147 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended March 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended March 2017 primarily reflected transfers of certain corporate debt instruments and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended March 2017 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments and certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including transactions in these instruments.

Available-for-Sale Securities

The table below presents details about cash instruments that are accounted for as available-for-sale.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2018
Less than 5 years	$ 5,976	$ 5,871	2.10%
Greater than 5 years	6,255	6,131	2.44%
Total U.S. government obligations	12,231	12,002	2.28%
Greater than 5 years	109	111	5.26%
Total other available-for-sale securities	109	111	5.26%
Total available-for-sale securities	$12,340	$12,113	2.30%
As of December 2017
Less than 5 years	$ 3,834	$ 3,800	1.95%
Greater than 5 years	5,207	5,222	2.41%
Total U.S. government obligations	9,041	9,022	2.22%
Less than 5 years	19	19	0.43%
Greater than 5 years	233	235	4.62%
Total other available-for-sale securities	252	254	4.30%
Total available-for-sale securities	$ 9,293	$ 9,276	2.27%

In the table above:

•	U.S. government obligations were classified in level 1 of the fair value hierarchy as of both March 2018 and December 2017.

•

Other available-for-sale securities includes corporate debt securities and other debt obligations that were classified in level 2 of the fair value hierarchy as of March 2018. As of December 2017, other available-for-sale securities includes corporate debt securities, other debt obligations, securities backed by commercial real estate and money market instruments, substantially all of which were classified in level 2 of the fair value hierarchy.

•

The gross unrealized losses included in accumulated other comprehensive loss were $229 million as of March 2018 and related to U.S. government obligations, which were in a continuous unrealized loss position for less than a year. Such losses were not material as of December 2017.

Goldman Sachs March 2018 Form 10-Q	22

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

The table below presents the fair value of the firm’s investments in funds at NAV and related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2018
Private equity funds	$2,933	$ 610
Credit funds	301	957
Hedge funds	208	–
Real estate funds	601	201
Total	$4,043	$1,768
As of December 2017
Private equity funds	$3,478	$ 614
Credit funds	266	985
Hedge funds	223	–
Real estate funds	629	201
Total	$4,596	$1,800

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

23	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Market Making. As a market maker, the firm enters into derivative transactions to provide liquidity to clients and to facilitate the transfer and hedging of their risks. In this role, the firm typically acts as principal and is required to commit capital to provide execution, and maintains inventory in response to, or in anticipation of, client demand.

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

	As of March 2018		As of December 2017
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,155	$ 1,076	$ 554	$ 644
OTC-cleared	6,190	3,273	5,392	2,773
Bilateral OTC	269,170	245,084	274,986	249,750
Total interest rates	276,515	249,433	280,932	253,167
OTC-cleared	6,067	5,768	5,727	5,670
Bilateral OTC	16,328	14,923	16,966	15,600
Total credit	22,395	20,691	22,693	21,270
Exchange-traded	19	26	23	363
OTC-cleared	761	604	988	847
Bilateral OTC	87,374	85,424	94,481	95,127
Total currencies	88,154	86,054	95,492	96,337
Exchange-traded	3,637	3,626	4,135	3,854
OTC-cleared	323	319	197	197
Bilateral OTC	9,504	11,254	9,748	12,097
Total commodities	13,464	15,199	14,080	16,148
Exchange-traded	10,977	10,795	10,552	10,335
Bilateral OTC	42,059	45,205	40,735	45,253
Total equities	53,036	56,000	51,287	55,588
Subtotal	453,564	427,377	464,484	442,510
Accounted for as hedges
OTC-cleared	21	–	21	–
Bilateral OTC	1,823	3	2,309	3
Total interest rates	1,844	3	2,330	3
OTC-cleared	23	38	15	30
Bilateral OTC	69	53	34	114
Total currencies	92	91	49	144
Subtotal	1,936	94	2,379	147
Total gross fair value	$ 455,500	$ 427,471	$ 466,863	$ 442,657
Offset in condensed consolidated statements of financial condition
Exchange-traded	$ (12,990)	$ (12,990)	$ (12,963)	$ (12,963)
OTC-cleared	(9,799)	(9,799)	(9,267)	(9,267)
Bilateral OTC	(326,057)	(326,057)	(341,824)	(341,824)
Counterparty netting	(348,846)	(348,846)	(364,054)	(364,054)
OTC-cleared	(2,640)	(73)	(2,423)	(180)
Bilateral OTC	(55,968)	(41,685)	(53,049)	(38,792)
Cash collateral netting	(58,608)	(41,758)	(55,472)	(38,972)
Total amounts offset	$(407,454)	$(390,604)	$(419,526)	$(403,026)
Included in condensed consolidated statements of financial condition
Exchange-traded	$ 2,798	$ 2,533	$ 2,301	$ 2,233
OTC-cleared	946	130	650	70
Bilateral OTC	44,302	34,204	44,386	37,328
Total	$ 48,046	$ 36,867	$ 47,337	$ 39,631
Not offset in condensed consolidated statements of financial condition
Cash collateral	$ (603)	$ (1,297)	$ (602)	$ (2,375)
Securities collateral	(14,467)	(8,480)	(13,947)	(8,722)
Total	$ 32,976	$ 27,090	$ 32,788	$ 28,534

Goldman Sachs March 2018 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional Amounts as of
$ in millions	March 2018	December 2017
Not accounted for as hedges
Exchange-traded	$15,059,754	$10,212,510
OTC-cleared	17,707,175	14,739,556
Bilateral OTC	15,306,289	12,862,328
Total interest rates	48,073,218	37,814,394
OTC-cleared	418,735	386,163
Bilateral OTC	871,616	868,226
Total credit	1,290,351	1,254,389
Exchange-traded	8,453	10,450
OTC-cleared	106,175	98,549
Bilateral OTC	7,577,689	7,331,516
Total currencies	7,692,317	7,440,515
Exchange-traded	260,059	239,749
OTC-cleared	3,504	3,925
Bilateral OTC	264,550	250,547
Total commodities	528,113	494,221
Exchange-traded	715,251	655,485
Bilateral OTC	1,173,206	1,127,812
Total equities	1,888,457	1,783,297
Subtotal	59,472,456	48,786,816
Accounted for as hedges
OTC-cleared	65,600	52,785
Bilateral OTC	12,252	15,188
Total interest rates	77,852	67,973
OTC-cleared	3,542	2,210
Bilateral OTC	7,621	8,347
Total currencies	11,163	10,557
Subtotal	89,015	78,530
Total notional amounts	$59,561,471	$48,865,346

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets and derivative liabilities of $9.94 billion and $12.58 billion, respectively, as of March 2018, and $11.24 billion and $13.00 billion, respectively, as of December 2017, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

25	Goldman Sachs March 2018 Form 10-Q

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

•

For level 3 interest rate and currency derivatives, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates). In addition, for level 3 interest rate derivatives, significant unobservable inputs include specific interest rate volatilities.

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

Goldman Sachs March 2018 Form 10-Q	26

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

	As of March 2018
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 31	$ 277,689	$ 639	$ 278,359
Credit	–	18,910	3,485	22,395
Currencies	–	87,951	295	88,246
Commodities	–	13,193	271	13,464
Equities	8	52,482	546	53,036
Gross fair value	39	450,225	5,236	455,500
Counterparty netting in levels	(10)	(346,820)	(1,122)	(347,952)
Subtotal	$ 29	$ 103,405	$ 4,114	$ 107,548
Cross-level counterparty netting				(894)
Cash collateral netting				(58,608)
Net fair value				$ 48,046
Liabilities
Interest rates	$(151)	$(248,397)	$ (888)	$(249,436)
Credit	–	(18,488)	(2,203)	(20,691)
Currencies	–	(86,019)	(126)	(86,145)
Commodities	–	(15,001)	(198)	(15,199)
Equities	(5)	(54,582)	(1,413)	(56,000)
Gross fair value	(156)	(422,487)	(4,828)	(427,471)
Counterparty netting in levels	10	346,820	1,122	347,952
Subtotal	$(146)	$ (75,667)	$(3,706)	$ (79,519)
Cross-level counterparty netting				894
Cash collateral netting				41,758
Net fair value				$ (36,867)

	As of December 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 18	$ 282,933	$ 311	$ 283,262
Credit	–	19,053	3,640	22,693
Currencies	–	95,401	140	95,541
Commodities	–	13,727	353	14,080
Equities	8	50,870	409	51,287
Gross fair value	26	461,984	4,853	466,863
Counterparty netting in levels	–	(362,109)	(1,051)	(363,160)
Subtotal	$ 26	$ 99,875	$ 3,802	$ 103,703
Cross-level counterparty netting				(894)
Cash collateral netting				(55,472)
Net fair value				$ 47,337
Liabilities
Interest rates	$ (28)	$(252,421)	$ (721)	$(253,170)
Credit	–	(19,135)	(2,135)	(21,270)
Currencies	–	(96,160)	(321)	(96,481)
Commodities	–	(15,842)	(306)	(16,148)
Equities	(28)	(53,902)	(1,658)	(55,588)
Gross fair value	(56)	(437,460)	(5,141)	(442,657)
Counterparty netting in levels	–	362,109	1,051	363,160
Subtotal	$ (56)	$ (75,351)	$(4,090)	$ (79,497)
Cross-level counterparty netting				894
Cash collateral netting				38,972
Net fair value				$ (39,631)

27	Goldman Sachs March 2018 Form 10-Q

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of
$ in millions	March 2018	December 2017
Interest rates, net	$(249)	$(410)
Correlation	(10)% to 95% (70%/78%)	(10)% to 95% (71%/79%)
Volatility (bps)	31 to 150 (84/77)	31 to 150 (84/78)
Credit, net	$1,282	$1,505
Correlation	59% to 91% (73%/73%)	28% to 84% (61%/60%)
Credit spreads (bps)	1 to 507 (73/39)	1 to 633 (69/42)
Upfront credit points	0 to 95 (42/38)	0 to 97 (42/38)
Recovery rates	22% to 73% (62%/73%)	22% to 73% (68%/73%)
Currencies, net	$169	$(181)
Correlation	10% to 72% (41%/33%)	49% to 72% (61%/62%)
Commodities, net	$73	$47
Volatility	8% to 46% (25%/25%)	9% to 79% (24%/24%)
Natural gas spread	$(2.19) to $0.64 ($(0.34)/$(0.26))	$(2.38) to $3.34 ($(0.22)/$(0.12))
Oil spread	$(9.48) to $24.64 ($1.31/$(1.49))	$(2.86) to $23.61 ($6.47/$2.35)
Equities, net	$(867)	$(1,249)
Correlation	(40)% to 94% (40%/40%)	(36)% to 94% (50%/52%)
Volatility	3% to 77% (23%/21%)	4% to 72% (24%/22%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs March 2018 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	Commodity prices and spreads. The ranges for commodity prices and spreads cover variability in products, maturities and delivery locations.

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

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Three Months Ended March
$ in millions	2018	2017
Total level 3 derivatives
Beginning balance	$(288)	$(1,217)
Net realized gains/(losses)	52	(15)
Net unrealized gains/(losses)	219	769
Purchases	134	79
Sales	(124)	(458)
Settlements	329	871
Transfers into level 3	41	(10)
Transfers out of level 3	45	78
Ending balance	$ 408	$ 97

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

29	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended March
$ in millions	2018	2017
Interest rates, net
Beginning balance	$ (410)	$ (381)
Net realized gains/(losses)	(5)	(22)
Net unrealized gains/(losses)	105	103
Purchases	6	4
Sales	(7)	(9)
Settlements	29	46
Transfers into level 3	38	(10)
Transfers out of level 3	(5)	(13)
Ending balance	$ (249)	$ (282)
Credit, net
Beginning balance	$ 1,505	$ 2,504
Net realized gains/(losses)	15	43
Net unrealized gains/(losses)	(297)	(174)
Purchases	19	16
Sales	(23)	(20)
Settlements	55	(135)
Transfers into level 3	(15)	13
Transfers out of level 3	23	(8)
Ending balance	$ 1,282	$ 2,239
Currencies, net
Beginning balance	$ (181)	$ 3
Net realized gains/(losses)	(17)	(22)
Net unrealized gains/(losses)	125	(13)
Purchases	7	2
Sales	(2)	–
Settlements	210	51
Transfers into level 3	27	(2)
Transfers out of level 3	–	5
Ending balance	$ 169	$ 24
Commodities, net
Beginning balance	$ 47	$ 73
Net realized gains/(losses)	(6)	–
Net unrealized gains/(losses)	31	20
Purchases	12	13
Sales	(1)	(13)
Settlements	(8)	(21)
Transfers into level 3	(8)	(9)
Transfers out of level 3	6	15
Ending balance	$ 73	$ 78
Equities, net
Beginning balance	$(1,249)	$(3,416)
Net realized gains/(losses)	65	(14)
Net unrealized gains/(losses)	255	833
Purchases	90	44
Sales	(91)	(416)
Settlements	43	930
Transfers into level 3	(1)	(2)
Transfers out of level 3	21	79
Ending balance	$ (867)	$(1,962)

Level 3 Rollforward Commentary

Three Months Ended March 2018. The net realized and unrealized gains on level 3 derivatives of $271 million (reflecting $52 million of net realized gains and $219 million of net unrealized gains) for the three months ended March 2018 included gains of $184 million and $87 million reported in market making and other principal transactions, respectively.

The net unrealized gains on level 3 derivatives for the three months ended March 2018 were primarily attributable to gains on certain equity derivatives, reflecting the impact of a decrease in equity prices, gains on certain currency derivatives, primarily reflecting the impact of changes in foreign exchange rates, and gains on certain interest rate derivatives, primarily reflecting the impact of an increase in interest rates, partially offset by losses on certain credit derivatives reflecting the impact of changes in foreign exchange rates.

Transfers into level 3 derivatives during the three months ended March 2018 were not material.

Transfers out of level 3 derivatives during the three months ended March 2018 were not material.

Three Months Ended March 2017. The net realized and unrealized gains on level 3 derivatives of $754 million (reflecting $15 million of net realized losses and $769 million of net unrealized gains) for the three months ended March 2017 included gains/(losses) of $848 million and $(94) million reported in market making and other principal transactions, respectively.

The net unrealized gains on level 3 derivatives for the three months ended March 2017 were primarily attributable to gains on certain equity derivatives, reflecting the impact of an increase in equity prices.

Transfers into level 3 derivatives during the three months ended March 2017 were not material.

Transfers out of level 3 derivatives during the three months ended March 2017 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable volatility inputs not being significant to the valuation of these derivatives.

Goldman Sachs March 2018 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2018
Assets
Interest rates	$ 3,677	$15,658	$57,443	$ 76,778
Credit	883	4,183	3,194	8,260
Currencies	10,902	6,032	8,366	25,300
Commodities	3,804	1,642	172	5,618
Equities	7,104	5,426	1,399	13,929
Counterparty netting in tenors	(3,184)	(3,871)	(2,564)	(9,619)
Subtotal	$23,186	$29,070	$68,010	$120,266
Cross-tenor counterparty netting				(16,410)
Cash collateral netting				(58,608)
Total				$ 45,248
Liabilities
Interest rates	$ 5,888	$ 8,646	$33,401	$ 47,935
Credit	1,891	3,364	1,300	6,555
Currencies	12,452	6,586	4,155	23,193
Commodities	3,216	1,709	2,440	7,365
Equities	6,568	7,355	3,150	17,073
Counterparty netting in tenors	(3,184)	(3,871)	(2,564)	(9,619)
Subtotal	$26,831	$23,789	$41,882	$ 92,502
Cross-tenor counterparty netting				(16,410)
Cash collateral netting				(41,758)
Total				$ 34,334
As of December 2017
Assets
Interest rates	$ 3,717	$15,445	$57,200	$ 76,362
Credit	760	4,079	3,338	8,177
Currencies	12,184	6,219	7,245	25,648
Commodities	3,175	2,526	181	5,882
Equities	4,969	5,607	1,387	11,963
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$21,086	$29,282	$66,544	$116,912
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(55,472)
Total				$45,036
Liabilities
Interest rates	$ 4,517	$ 8,471	$33,193	$ 46,181
Credit	2,078	3,588	1,088	6,754
Currencies	14,326	7,119	4,802	26,247
Commodities	3,599	2,167	2,465	8,231
Equities	6,453	6,647	3,381	16,481
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$27,254	$23,398	$42,122	$ 92,774
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(38,972)
Total				$ 37,398

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

31	Goldman Sachs March 2018 Form 10-Q

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

As of March 2018, written and purchased credit derivatives had total gross notional amounts of $638.66 billion and $651.71 billion, respectively, for total net notional purchased protection of $13.05 billion. As of December 2017, written and purchased credit derivatives had total gross notional amounts of $611.04 billion and $643.37 billion, respectively, for total net notional purchased protection of $32.33 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$186,125	$ 6,401	$ 541	$ 3,750	$196,817
1 – 5 years	324,297	10,169	8,868	6,181	349,515
Greater than 5 years	83,191	5,894	2,575	672	92,332
Total	$593,613	$22,464	$11,984	$10,603	$638,664
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$507,206	$15,315	$10,960	$ 9,256	$542,737
Other	99,322	6,705	1,811	1,131	108,969
Fair Value of Written Credit Derivatives
Asset	$ 13,723	$ 754	$ 220	$ 137	$ 14,834
Liability	1,246	394	922	3,625	6,187
Net asset/(liability)	$ 12,477	$ 360	$ (702)	$ (3,488)	$ 8,647
As of December 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$182,446	$ 8,531	$ 705	$ 4,067	$195,749
1 – 5 years	335,872	10,201	8,747	7,553	362,373
Greater than 5 years	49,440	2,142	817	519	52,918
Total	$567,758	$20,874	$10,269	$12,139	$611,040
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$492,325	$13,424	$ 9,395	$10,663	$525,807
Other	99,861	14,483	1,777	1,442	117,563
Fair Value of Written Credit Derivatives
Asset	$ 14,317	$ 513	$ 208	$ 155	$ 15,193
Liability	896	402	752	3,920	5,970
Net asset/(liability)	$ 13,421	$ 111	$ (544)	$ (3,765)	$ 9,223

In the table above:

•

Fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure.

•	Tenor is based on remaining contractual maturity.

•

The credit spread on the underlier, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs March 2018 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $152 million and $11 million for the three months ended March 2018 and March 2017, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
$ in millions	March 2018	December 2017
Fair value of assets	$ 895	$ 882
Fair value of liabilities	1,393	1,200
Net liability	$ 498	$ 318
Notional amount	$9,638	$9,578

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

	As of
$ in millions	March 2018	December 2017
Net derivative liabilities under bilateral agreements	$27,062	$29,877
Collateral posted	$23,997	$25,329
Additional collateral or termination payments:
One-notch downgrade	$ 307	$ 358
Two-notch downgrade	$ 950	$ 1,856

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

To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.

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

33	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For qualifying fair value hedges, gains or losses on derivatives are included in interest expense. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value (hedging adjustment) and is also included in interest expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized to interest expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense.

The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged borrowings and deposits, and the firm’s total interest expense.

Three Months Ended March
$ in millions	2018	2017
Interest rate hedges	$ (1,369)	$ (754)
Hedged borrowings and deposits	$ 1,230	$ 554
Interest expense	$ 3,312	$ 2,230

In the table above:

•	The difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.

•	Hedge ineffectiveness for the three months ended March 2017 was $200 million.

The table below presents the carrying amount of the hedged items that are currently designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying amounts.

	As of March 2018
$ in millions	Carrying Amount	Cumulative Hedging Adjustment
Deposits	$10,491	$ (264)
Unsecured short-term borrowings	$ 5,229	$ 17
Unsecured long-term borrowings	$58,343	$2,049

In the table above, cumulative hedging adjustment included $1.27 billion of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.

In addition, as of March 2018, cumulative hedging adjustments for items no longer designated in a hedging relationship were $2.63 billion and substantially all were related to unsecured long-term borrowings.

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

Beginning in January 2018, in accordance with ASU No. 2017-12 for qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation. Prior to January 2018, gains or losses on the hedging instruments, only to the extent effective, were included in currency translation.

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2018	2017
Hedges:
Foreign currency forward contract	$(210)	$(349)
Foreign currency-denominated debt	$(107)	$ (82)

Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income when such net investments are sold or substantially liquidated. The net gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for both the three months ended March 2018 and March 2017. The gain/(loss) related to ineffectiveness was not material for the three months ended March 2017.

As of March 2018 and December 2017, the firm had designated $1.96 billion and $1.81 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs March 2018 Form 10-Q	34

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

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2018
Assets
Securities purchased under agreements to resell	$ –	$ 131,103	$ –	$ 131,103
Securities borrowed	–	68,730	–	68,730
Receivables from customers and counterparties	–	2,484	1	2,485
Total	$ –	$ 202,317	$ 1	$ 202,318
Liabilities
Deposits	$ –	$ (24,391)	$ (3,146)	$ (27,537)
Securities sold under agreements to repurchase	–	(94,655)	(35)	(94,690)
Securities loaned	–	(5,776)	–	(5,776)
Other secured financings	–	(26,334)	(332)	(26,666)
Unsecured borrowings:
Short-term	–	(15,754)	(4,894)	(20,648)
Long-term	–	(32,507)	(8,043)	(40,550)
Other liabilities and accrued expenses	–	(43)	(61)	(104)
Total	$ –	$(199,460)	$(16,511)	$(215,971)
As of December 2017
Assets
Securities purchased under agreements to resell	$ –	$ 120,420	$ –	$ 120,420
Securities borrowed	–	78,189	–	78,189
Receivables from customers and counterparties	–	3,522	4	3,526
Total	$ –	$ 202,131	$ 4	$ 202,135
Liabilities
Deposits	$ –	$ (19,934)	$ (2,968)	$ (22,902)
Securities sold under agreements to repurchase	–	(84,681)	(37)	(84,718)
Securities loaned	–	(5,357)	–	(5,357)
Other secured financings	–	(23,956)	(389)	(24,345)
Unsecured borrowings:
Short-term	–	(12,310)	(4,594)	(16,904)
Long-term	–	(31,204)	(7,434)	(38,638)
Other liabilities and accrued expenses	–	(228)	(40)	(268)
Total	$ –	$(177,670)	$(15,462)	$(193,132)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

35	Goldman Sachs March 2018 Form 10-Q

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both March 2018 and December 2017, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both March 2018 and December 2017, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of March 2018:

•	Yield: 0.6% to 13.0% (weighted average: 3.4%)

•	Duration: 2.0 to 10.8 years (weighted average: 3.2 years)

As of December 2017:

•	Yield: 0.6% to 13.0% (weighted average: 3.3%)

•	Duration: 0.7 to 11.0 years (weighted average: 2.7 years)

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

Goldman Sachs March 2018 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value primarily consist of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both March 2018 and December 2017, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during both the three months ended March 2018 and March 2017. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 other financial assets and financial liabilities accounted for at fair value.

	Three Months Ended March
$ in millions	2018	2017
Total other financial assets
Beginning balance	$ 4	$ 55
Net realized gains/(losses)	–	(3)
Net unrealized gains/(losses)	(3)	–
Settlements	–	(38)
Ending balance	$ 1	$ 14
Total other financial liabilities
Beginning balance	$(15,462)	$(14,979)
Net realized gains/(losses)	(34)	(104)
Net unrealized gains/(losses)	362	(344)
Purchases	(5)	(2)
Sales	3	–
Issuances	(4,591)	(2,916)
Settlements	2,346	2,406
Transfers into level 3	(27)	(327)
Transfers out of level 3	897	101
Ending balance	$(16,511)	$(16,165)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

37	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by the condensed consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Three Months Ended March
$ in millions	2018	2017
Deposits
Beginning balance	$(2,968)	$(3,173)
Net realized gains/(losses)	(3)	(1)
Net unrealized gains/(losses)	48	(28)
Issuances	(216)	(172)
Settlements	9	26
Transfers into level 3	(16)	–
Ending balance	$(3,146)	$(3,348)
Securities sold under agreements to repurchase
Beginning balance	$ (37)	$ (66)
Settlements	2	2
Ending balance	$ (35)	$ (64)
Other secured financings
Beginning balance	$ (389)	$ (557)
Net realized gains/(losses)	–	4
Net unrealized gains/(losses)	(1)	(17)
Purchases	(4)	(2)
Issuances	(2)	(2)
Settlements	19	92
Transfers into level 3	–	(87)
Transfers out of level 3	45	1
Ending balance	$ (332)	$ (568)
Unsecured short-term borrowings
Beginning balance	$(4,594)	$(3,896)
Net realized gains/(losses)	(28)	(86)
Net unrealized gains/(losses)	114	(139)
Issuances	(2,885)	(1,803)
Settlements	1,878	1,683
Transfers into level 3	(10)	(58)
Transfers out of level 3	631	55
Ending balance	$(4,894)	$(4,244)
Unsecured long-term borrowings
Beginning balance	$(7,434)	$(7,225)
Net realized gains/(losses)	(8)	(25)
Net unrealized gains/(losses)	223	(158)
Purchases	(1)	–
Sales	3	–
Issuances	(1,483)	(936)
Settlements	437	603
Transfers into level 3	(1)	(182)
Transfers out of level 3	221	45
Ending balance	$(8,043)	$(7,878)
Other liabilities and accrued expenses
Beginning balance	$ (40)	$ (62)
Net realized gains/(losses)	5	4
Net unrealized gains/(losses)	(22)	(2)
Issuances	(5)	(3)
Settlements	1	–
Ending balance	$ (61)	$ (63)

Level 3 Rollforward Commentary

Three Months Ended March 2018. The net realized and unrealized gains on level 3 other financial liabilities of $328 million (reflecting $34 million of net realized losses and $362 million of net unrealized gains) for the three months ended March 2018 included gains/(losses) of $283 million, $(4) million and $(1) million reported in market making, other principal transactions and interest expense, respectively, in the condensed consolidated statements of earnings, and gains of $50 million reported in debt valuation adjustment in the condensed consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the three months ended March 2018 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to a decrease in global equity prices, and changes in foreign exchange rates.

Transfers into level 3 of other financial liabilities during the three months ended March 2018 were not material.

Transfers out of level 3 of other financial liabilities during the three months ended March 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Three Months Ended March 2017. The net realized and unrealized losses on level 3 other financial liabilities of $448 million (reflecting $104 million of net realized losses and $344 million of net unrealized losses) for the three months ended March 2017 included losses of $400 million, $15 million and $2 million reported in market making, other principal transactions and interest expense, respectively, in the condensed consolidated statements of earnings, and losses of $31 million reported in debt valuation adjustment in the condensed consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended March 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices and changes in foreign exchange rates.

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

Goldman Sachs March 2018 Form 10-Q	38

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

	Three Months Ended March
$ in millions	2018	2017
Unsecured short-term borrowings	$ 86	$(861)
Unsecured long-term borrowings	701	(189)
Other liabilities and accrued expenses	(17)	187
Other	166	(104)
Total	$936	$(967)

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•

Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term borrowings are substantially all related to the embedded derivative component of hybrid financial instruments for the three months ended March 2018 and March 2017. Gains/(losses) included in unsecured long-term borrowings are primarily related to the embedded derivative component of hybrid financial instruments for the three months ended March 2018 and March 2017. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other liabilities and accrued expenses for the three months ended March 2017 includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Other primarily consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

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

	As of
$ in millions	March 2018	December 2017
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$1,117	$ 952
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$5,126	$5,266
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,017	$2,104

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

As of March 2018 and December 2017, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $37 million and $31 million, respectively, and the related total contractual amount of these lending commitments was $6.40 billion and $9.94 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both March 2018 and December 2017. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.03 billion and $1.69 billion as of March 2018 and December 2017, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

39	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $108 million and $64 million for the three months ended March 2018 and March 2017, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents details about the net DVA gains/(losses) on such financial liabilities.

	Three Months Ended March
$ in millions	2018	2017
DVA (pre-tax)	$359	$(213)
DVA (net of tax)	$270	$(139)

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the condensed consolidated statements of comprehensive income.

•

The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three months ended March 2018 and March 2017.

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	March 2018	December 2017
Corporate loans	$33,880	$30,749
Loans to PWM clients	16,946	16,591
Loans backed by commercial real estate	9,252	7,987
Loans backed by residential real estate	6,713	6,234
Marcus loans	2,384	1,912
Other loans	3,286	3,263
Total loans receivable, gross	72,461	66,736
Allowance for loan losses	(764)	(803)
Total loans receivable	$71,697	$65,933

As of March 2018 and December 2017, the fair value of loans receivable was $71.98 billion and $66.29 billion, respectively. Had these loans been carried at fair value and included in the fair value hierarchy, $41.66 billion and $38.75 billion would have been classified in level 2, and $30.32 billion and $27.54 billion would have been classified in level 3, as of March 2018 and December 2017, respectively.

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

•

Loans to Private Wealth Management (PWM) Clients. Loans to PWM clients includes loans used by clients to finance private asset purchases, employ leverage for strategic investments in real or financial assets, bridge cash flow timing gaps or provide liquidity for other needs. Such loans are primarily secured by securities or other assets.

•

Loans Backed by Commercial Real Estate. Loans backed by commercial real estate includes loans extended by the firm that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Loans backed by commercial real estate also includes loans purchased by the firm.

Goldman Sachs March 2018 Form 10-Q	40

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

Lending Commitments

The table below presents details about lending commitments that are held for investment and accounted for on an accrual basis.

	As of
$ in millions	March 2018	December 2017
Corporate	$121,901	$118,553
Other	6,108	5,951
Total	$128,009	$124,504

In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•	Other lending commitments primarily relates to lending commitments extended by the firm to clients who warehouse assets backed by real estate and other assets.

•

The carrying value of lending commitments were liabilities of $402 million (including allowance for losses of $254 million) and $423 million (including allowance for losses of $274 million) as of March 2018 and December 2017, respectively.

•

The estimated fair value of such lending commitments were liabilities of $2.41 billion and $2.27 billion as of March 2018 and December 2017, respectively. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $742 million and $772 million would have been classified in level 2, and $1.67 billion and $1.50 billion would have been classified in level 3, as of March 2018 and December 2017, respectively.

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

The table below presents details about PCI loans.

	As of
$ in millions	March 2018	December 2017
Loans backed by commercial real estate	$ 976	$1,116
Loans backed by residential real estate	3,138	3,327
Other loans	11	10
Total gross carrying value	$4,125	$4,453
Total outstanding principal balance	$8,695	$9,512
Total accretable yield	$ 582	$ 662

During the three months ended March 2018, the firm did not acquire any PCI loans. During the three months ended March 2017, the firm acquired PCI loans with a fair value of $262 million. The related expected cash flows and the contractually required cash flows for such PCI loans, at the time of acquisition, were $296 million and $632 million, respectively.

41	Goldman Sachs March 2018 Form 10-Q

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

The table below presents gross loans receivable (excluding PCI and Marcus loans of $6.51 billion and $6.37 billion as of March 2018 and December 2017, respectively) and lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of March 2018
Investment-grade	$25,471	$ 92,197	$117,668
Non-investment-grade	40,481	35,812	76,293
Total	$65,952	$128,009	$193,961
As of December 2017
Investment-grade	$24,192	$ 89,409	$113,601
Non-investment-grade	36,179	35,095	71,274
Total	$60,371	$124,504	$184,875
Regulatory Risk Rating
As of March 2018
Non-criticized/pass	$62,376	$124,342	$186,718
Criticized	3,576	3,667	7,243
Total	$65,952	$128,009	$193,961
As of December 2017
Non-criticized/pass	$56,720	$119,427	$176,147
Criticized	3,651	5,077	8,728
Total	$60,371	$124,504	$184,875

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

For Marcus loans, an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are refreshed periodically by the firm to assess the updated creditworthiness of the borrower. As of March 2018 and December 2017, greater than 80% of the Marcus loans receivable had an underlying FICO credit score above 660 (with a weighted average FICO credit score in excess of 700).

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, expected cash flows and other risk factors.

Impaired Loans. Loans receivable (excluding PCI loans) are determined to be impaired when it is probable that the firm will not be able to collect all principal and interest due under the contractual terms of the loan. At that time, loans are generally placed on nonaccrual status and all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance.

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

As of March 2018 and December 2017, the gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $836 million and $845 million, respectively. As of both March 2018 and December 2017, such loans included $61 million of corporate loans that were modified in a troubled debt restructuring. The firm did not have any lending commitments related to these loans as of both March 2018 and December 2017.

When it is determined that the firm cannot reasonably estimate expected cash flows on PCI loans or pools of loans, such loans are placed on nonaccrual status.

Goldman Sachs March 2018 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Losses on Loans and Lending Commitments

The firm’s allowance for loan losses consists of specific loan-level reserves, portfolio level reserves and reserves on PCI loans, as described below:

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

The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of March 2018
Loans Receivable
Corporate loans	$317	$ 33,563	$ –	$ 33,880
Loans to PWM clients	131	16,815	–	16,946
Loans backed by:
Commercial real estate	–	8,276	976	9,252
Residential real estate	314	3,261	3,138	6,713
Marcus loans	–	2,384	–	2,384
Other loans	74	3,201	11	3,286
Total	$836	$ 67,500	$4,125	$ 72,461
Lending Commitments
Corporate	$ 33	$121,868	$ –	$121,901
Other	–	6,108	–	6,108
Total	$ 33	$127,976	$ –	$128,009
As of December 2017
Loans Receivable
Corporate loans	$377	$ 30,372	$ –	$ 30,749
Loans to PWM clients	163	16,428	–	16,591
Loans backed by:
Commercial real estate	–	6,871	1,116	7,987
Residential real estate	231	2,676	3,327	6,234
Marcus loans	–	1,912	–	1,912
Other loans	74	3,179	10	3,263
Total	$845	$ 61,438	$4,453	$ 66,736
Lending Commitments
Corporate	$ 53	$118,500	$ –	$118,553
Other	–	5,951	–	5,951
Total	$ 53	$124,451	$ –	$124,504

In the table above, gross loans receivable and lending commitments, subject to specific loan-level reserves, included $602 million and $492 million of impaired loans and lending commitments as of March 2018 and December 2017, respectively, which did not require a reserve as the loan was deemed to be recoverable.

43	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments, as well as details by impairment methodology.

	Three Months Ended March 2018		Year Ended December 2017
$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for losses
Beginning balance	$803	$274	$ 509	$212
Net charge-offs	(60)	–	(203)	–
Provision/(release)	57	(13)	574	83
Other	(36)	(7)	(77)	(21)
Ending balance	$764	$254	$ 803	$274
Allowance for losses by impairment methodology
Specific	$ 49	$ 5	$ 119	$ 14
Portfolio	563	249	518	260
PCI	152	–	166	–
Total	$764	$254	$ 803	$274

In the table above:

•

The provision for losses on loans and lending commitments is included in other principal transactions, and was primarily related to Marcus loans for the three months ended March 2018 and primarily related to corporate loans and lending commitments, and loans backed by commercial real estate for the year ended December 2017.

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	March 2018	December 2017
Securities purchased under agreements to resell	$131,461	$120,822
Securities borrowed	$177,567	$190,848
Securities sold under agreements to repurchase	$ 94,690	$ 84,718
Securities loaned	$ 16,483	$ 14,793

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of March 2018 and December 2017, $68.73 billion and $78.19 billion of securities borrowed, and $5.78 billion and $5.36 billion of securities loaned were at fair value, respectively.

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

Goldman Sachs March 2018 Form 10-Q	44

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. While these agreements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2018 and December 2017.

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

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2018
Included in condensed consolidated statements of financial condition
Gross carrying value	$ 211,373	$ 185,075	$174,602	$23,991
Counterparty netting	(79,912)	(7,508)	(79,912)	(7,508)
Total	131,461	177,567	94,690	16,483
Amounts not offset
Counterparty netting	(10,583)	(6,871)	(10,583)	(6,871)
Collateral	(119,044)	(165,022)	(78,940)	(9,412)
Total	$ 1,834	$ 5,674	$ 5,167	$ 200
As of December 2017
Included in condensed consolidated statements of financial condition
Gross carrying value	$ 209,972	$ 195,783	$173,868	$19,728
Counterparty netting	(89,150)	(4,935)	(89,150)	(4,935)
Total	120,822	190,848	84,718	14,793
Amounts not offset
Counterparty netting	(5,441)	(4,412)	(5,441)	(4,412)
Collateral	(113,305)	(177,679)	(76,793)	(9,731)
Total	$ 2,076	$ 8,757	$ 2,484	$ 650

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

45	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2018
Money market instruments	$ 662	$ –
U.S. government and agency obligations	66,407	–
Non-U.S. government and agency obligations	71,350	4,881
Securities backed by commercial real estate	28	–
Securities backed by residential real estate	314	–
Corporate debt securities	10,973	651
State and municipal obligations	46	–
Other debt obligations	–	–
Equity securities	24,822	18,459
Total	$174,602	$23,991
As of December 2017
Money market instruments	$ 97	$ –
U.S. government and agency obligations	80,591	–
Non-U.S. government and agency obligations	73,031	2,245
Securities backed by commercial real estate	43	–
Securities backed by residential real estate	338	–
Corporate debt securities	7,140	1,145
State and municipal obligations	–	–
Other debt obligations	55	–
Equity securities	12,573	16,338
Total	$173,868	$19,728

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of March 2018
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 64,387	$10,709
2 - 30 days	52,801	3,704
31 - 90 days	14,910	1,391
91 days - 1 year	31,805	6,857
Greater than 1 year	10,699	1,330
Total	$174,602	$23,991

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings includes arrangements that are nonrecourse. As of March 2018 and December 2017, nonrecourse other secured financings were $5.67 billion and $5.31 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been classified in Level 3 as of March 2018 and primarily classified in level 2 as of December 2017.

Goldman Sachs March 2018 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2018
Other secured financings (short-term):
At fair value	$ 7,916	$ 8,067	$15,983
At amortized cost	$ –	$ –	$ –
Weighted average interest rates	–%	–%
Other secured financings (long-term):
At fair value	$ 7,592	$ 3,091	$10,683
At amortized cost	$ 91	$ –	$ 91
Weighted average interest rates	4.42%	–%
Total	$15,599	$11,158	$26,757
Other secured financings collateralized by:
Financial instruments	$13,111	$10,677	$23,788
Other assets	$ 2,488	$ 481	$ 2,969
As of December 2017
Other secured financings (short-term):
At fair value	$ 7,704	$ 6,856	$14,560
At amortized cost	$ –	$ 336	$ 336
Weighted average interest rates	–%	2.61%
Other secured financings (long-term):
At fair value	$ 6,779	$ 3,006	$ 9,785
At amortized cost	$ 107	$ –	$ 107
Weighted average interest rates	3.89%	–%
Total	$14,590	$10,198	$24,788
Other secured financings collateralized by:
Financial instruments	$12,454	$ 9,870	$22,324
Other assets	$ 2,136	$ 328	$ 2,464

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

•

Total other secured financings included $1.51 billion and $1.55 billion related to transfers of financial assets accounted for as financings rather than sales as of March 2018 and December 2017, respectively. Such financings were collateralized by financial assets of $1.54 billion and $1.57 billion as of March 2018 and December 2017, respectively, primarily included in financial instruments owned.

•

Other secured financings collateralized by financial instruments included $18.78 billion and $16.61 billion of other secured financings collateralized by financial instruments owned as of March 2018 and December 2017, respectively, and $5.01 billion and $5.71 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of March 2018 and December 2017, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of March 2018
Other secured financings (short-term)	$15,983
Other secured financings (long-term):
2019	3,493
2020	1,878
2021	620
2022	2,388
2023	202
2024 - thereafter	2,193
Total other secured financings (long-term)	10,774
Total other secured financings	$26,757

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

47	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	March 2018	December 2017
Collateral available to be delivered or repledged	$762,556	$763,984
Collateral that was delivered or repledged	$625,991	$599,565

In the table above, as of March 2018 and December 2017, collateral available to be delivered or repledged excludes $10.11 billion and $1.52 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of
$ in millions	March 2018	December 2017
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 61,047	$ 50,335
Did not have the right to deliver or repledge	$ 92,720	$ 78,656
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 5,468	$ 4,838

The firm also segregated $11.31 billion and $10.42 billion of securities included in financial instruments owned as of March 2018 and December 2017, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

	Three Months Ended March
$ in millions	2018	2017
Residential mortgages	$6,797	$2,942
Commercial mortgages	2,039	1,062
Other financial assets	234	–
Total	$9,070	$4,004
Retained interests cash flows	$ 96	$ 73

Goldman Sachs March 2018 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2018
U.S. government agency-issued collateralized mortgage obligations	$23,497	$2,201	$26
Other residential mortgage-backed	12,687	807	4
Other commercial mortgage-backed	8,795	252	–
Corporate debt and other asset-backed	2,148	66	1
Total	$47,127	$3,326	$31
As of December 2017
U.S. government agency-issued collateralized mortgage obligations	$20,232	$1,120	$16
Other residential mortgage-backed	10,558	711	17
Other commercial mortgage-backed	7,916	228	7
Corporate debt and other asset-backed	2,108	56	1
Total	$40,814	$2,115	$41

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2012 and thereafter.

•	The fair value of retained interests was $3.34 billion and $2.13 billion as of March 2018 and December 2017, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $57 million and $86 million as of March 2018 and December 2017, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	March 2018	December 2017
Fair value of retained interests	$3,271	$2,071
Weighted average life (years)	6.5	6.0
Constant prepayment rate	9.2%	9.4%
Impact of 10% adverse change	$ (41)	$ (19)
Impact of 20% adverse change	$ (81)	$ (35)
Discount rate	4.2%	4.2%
Impact of 10% adverse change	$ (64)	$ (35)
Impact of 20% adverse change	$ (126)	$ (70)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $66 million and a weighted average life of 4.6 years as of March 2018, and a fair value of $56 million and a weighted average life of 4.5 years as of December 2017. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2018 and December 2017. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $66 million and $56 million as of March 2018 and December 2017, respectively.

49	Goldman Sachs March 2018 Form 10-Q

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

Goldman Sachs March 2018 Form 10-Q	50

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

	As of
$ in millions	March 2018	December 2017
Total nonconsolidated VIEs
Assets in VIEs	$104,592	$97,962
Carrying value of variable interests — assets	9,876	8,425
Carrying value of variable interests — liabilities	266	214
Maximum exposure to loss:
Retained interests	3,326	2,115
Purchased interests	1,059	1,172
Commitments and guarantees	3,087	3,462
Derivatives	8,021	8,406
Loans and investments	4,977	4,454
Total maximum exposure to loss	$ 20,470	$19,609

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

•

Total maximum exposure to loss from commitments and guarantees, and derivatives included $1.26 billion as of both March 2018 and December 2017 related to transactions with VIEs to which the firm transferred assets.

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of
$ in millions	March 2018	December 2017
Mortgage-backed
Assets in VIEs	$60,611	$55,153
Carrying value of variable interests — assets	4,260	3,128
Maximum exposure to loss:
Retained interests	3,260	2,059
Purchased interests	996	1,067
Commitments and guarantees	–	11
Derivatives	98	99
Total maximum exposure to loss	$ 4,354	$ 3,236
Real estate, credit- and power-related and other investing
Assets in VIEs	$18,154	$15,539
Carrying value of variable interests — assets	3,403	3,289
Carrying value of variable interests — liabilities	2	2
Maximum exposure to loss:
Commitments and guarantees	1,371	1,617
Loans and investments	3,403	3,289
Total maximum exposure to loss	$ 4,774	$ 4,906
Corporate debt and other asset-backed
Assets in VIEs	$15,051	$16,251
Carrying value of variable interests — assets	1,877	1,660
Carrying value of variable interests — liabilities	264	212
Maximum exposure to loss:
Retained interests	66	56
Purchased interests	63	105
Commitments and guarantees	1,632	1,779
Derivatives	7,919	8,303
Loans and investments	1,238	817
Total maximum exposure to loss	$10,918	$11,060
Investments in funds
Assets in VIEs	$10,776	$11,019
Carrying value of variable interests — assets	336	348
Maximum exposure to loss:
Commitments and guarantees	84	55
Derivatives	4	4
Loans and investments	336	348
Total maximum exposure to loss	$ 424	$ 407

51	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both March 2018 and December 2017, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the condensed consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned.

•

Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities and accrued expenses.

•	Corporate debt and other asset-backed: Substantially all assets were included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	March 2018	December 2017
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 259	$ 275
Receivables from customers and counterparties	2	2
Loans receivable	390	427
Financial instruments owned	1,158	1,194
Other assets	1,153	1,273
Total	$2,962	$3,171
Liabilities
Other secured financings	$1,105	$1,023
Financial instruments sold, but not yet purchased	10	15
Unsecured short-term borrowings	52	79
Unsecured long-term borrowings	226	225
Other liabilities and accrued expenses	377	577
Total	$1,770	$1,919

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

•	Substantially all assets can only be used to settle obligations of the VIE.

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of
$ in millions	March 2018	December 2017
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 259	$ 275
Loans receivable	336	375
Financial instruments owned	892	896
Other assets	1,140	1,267
Total	$ 2,627	$ 2,813
Liabilities
Other secured financings	$ 397	$ 327
Financial instruments sold, but not yet purchased	10	15
Other liabilities and accrued expenses	377	577
Total	$ 784	$ 919
Mortgage-backed and other asset-backed
Assets
Receivables from customers and counterparties	$ 2	$ 2
Loans receivable	54	52
Financial instruments owned	237	242
Other assets	13	6
Total	$ 306	$ 302
Liabilities
Other secured financings	$ 210	$ 207
Total	$ 210	$ 207
Principal-protected notes
Assets
Financial instruments owned	$ 29	$ 56
Total	$ 29	$ 56
Liabilities
Other secured financings	$ 498	$ 489
Unsecured short-term borrowings	52	79
Unsecured long-term borrowings	226	225
Total	$ 776	$ 793

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of
$ in millions	March 2018	December 2017
Property, leasehold improvements and equipment	$15,777	$15,094
Goodwill and identifiable intangible assets	4,049	4,038
Income tax-related assets	1,780	3,728
Miscellaneous receivables and other	5,803	5,486
Total	$27,409	$28,346

Goldman Sachs March 2018 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the table above:

•

Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $8.61 billion and $8.28 billion as of March 2018 and December 2017, respectively. Property, leasehold improvements and equipment included $6.16 billion and $5.97 billion as of March 2018 and December 2017, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

•

The decrease in income tax-related assets during the first quarter of 2018 primarily reflected a decrease in net current tax receivables, as the net deferred tax liability related to the Tax Legislation repatriation tax became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

Miscellaneous receivables and other included debt securities accounted for as held-to-maturity of $847 million and $800 million as of March 2018 and December 2017, respectively. These securities were backed by residential real estate, had maturities of greater than ten years, are carried at amortized cost and the carrying value of these securities approximated fair value as of both March 2018 and December 2017. As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these securities been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2018 and December 2017.

•	Miscellaneous receivables and other included investments in qualified affordable housing projects of $662 million and $679 million as of March 2018 and December 2017, respectively.

•

Miscellaneous receivables and other included assets classified as held for sale of $591 million and $634 million as of March 2018 and December 2017, respectively, related to certain of the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment.

•	Miscellaneous receivables and other included equity-method investments of $279 million and $275 million as of March 2018 and December 2017, respectively.

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of
$ in millions	March 2018	December 2017
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,404	2,403
Securities services	105	105
Investing & Lending	43	2
Investment Management	605	605
Total	$3,707	$3,665

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

The quantitative goodwill test compares the estimated fair value of each reporting unit with its estimated net book value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its estimated net book value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its estimated net book value. To estimate the fair value of each reporting unit, a relative value technique is used because the firm believes market participants would use this technique to value the firm’s reporting units. The relative value technique applies observable price-to-earnings multiples or price-to-book multiples and projected return on equity of comparable competitors to reporting units’ net earnings or net book value. The estimated net book value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.

53	Goldman Sachs March 2018 Form 10-Q

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

There were no events or changes in circumstances during the three months ended March 2018 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of March 2018.

Identifiable Intangible Assets. The table below presents the carrying value of identifiable intangible assets.

	As of
$ in millions	March 2018	December 2017
Institutional Client Services:
FICC Client Execution	$ 25	$ 37
Equities client execution	75	88
Investing & Lending	140	140
Investment Management	102	108
Total	$ 342	$ 373

The table below presents further details on the net carrying value of identifiable intangible assets.

	As of
$ in millions	March 2018	December 2017
Customer lists
Gross carrying value	$ 1,105	$ 1,091
Accumulated amortization	(921)	(903)
Net carrying value	184	188
Other
Gross carrying value	581	584
Accumulated amortization	(423)	(399)
Net carrying value	158	185
Total gross carrying value	1,686	1,675
Total accumulated amortization	(1,344)	(1,302)
Total net carrying value	$ 342	$ 373

In the table above:

•	The net carrying value of other intangibles primarily includes intangible assets related to acquired leases.

•

During the three months ended March 2018, the firm acquired $34 million of intangible assets, the largest of which related to customer lists, with a weighted average amortization period of three years.

•	During 2017, the firm acquired $113 million of intangible assets, primarily related to acquired leases, with a weighted average amortization period of five years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2018	2017
Amortization	$45	$41

$ in millions	As of March 2018
Estimated future amortization
Remainder of 2018	$97
2019	$99
2020	$42
2021	$26
2022	$20
2023	$17

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

During the quarters ended March 2018 and March 2017, impairments were not material to the firm’s results of operations or financial condition.

Goldman Sachs March 2018 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2018
Private bank deposits	$52,624	$ 1,839	$ 54,463
Marcus deposits	15,967	4,345	20,312
Brokered certificates of deposit	–	38,220	38,220
Deposit sweep programs	15,960	–	15,960
Institutional deposits	1	21,984	21,985
Total	$84,552	$66,388	$150,940
As of December 2017
Private bank deposits	$50,579	$ 1,623	$ 52,202
Marcus deposits	13,787	3,330	17,117
Brokered certificates of deposit	–	35,704	35,704
Deposit sweep programs	16,019	–	16,019
Institutional deposits	1	17,561	17,562
Total	$80,386	$58,218	$138,604

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•

Time deposits included $27.54 billion and $22.90 billion as of March 2018 and December 2017, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 2 years as of both March 2018 and December 2017.

•

Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of both March 2018 and December 2017, the firm had eight deposit sweep program contractual arrangements.

•	Deposits insured by the FDIC as of March 2018 and December 2017 were approximately $80.51 billion and $75.02 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices.

	As of
$ in millions	March 2018	December 2017
U.S. offices	$118,026	$111,002
Non-U.S. offices	32,914	27,602
Total	$150,940	$138,604

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2018
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2018	$11,471	$15,384	$26,855
2019	10,777	7,325	18,102
2020	6,125	12	6,137
2021	3,895	44	3,939
2022	4,829	88	4,917
2023	2,357	60	2,417
2024 - thereafter	3,390	631	4,021
Total	$42,844	$23,544	$66,388

As of March 2018, deposits in U.S. and non-U.S. offices included $1.70 billion and $14.34 billion, respectively, of time deposits that were greater than $250,000.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2018 and December 2017. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2018 and December 2017.

55	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	March 2018	December 2017
Other secured financings (short-term)	$15,983	$14,896
Unsecured short-term borrowings	47,760	46,922
Total	$63,743	$61,818

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2018 and December 2017.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	March 2018	December 2017
Current portion of unsecured long-term borrowings	$28,134	$30,090
Hybrid financial instruments	16,004	12,973
Other unsecured short-term borrowings	3,622	3,859
Total	$47,760	$46,922
Weighted average interest rate	2.70%	2.28%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	March 2018	December 2017
Other secured financings (long-term)	$ 10,774	$ 9,892
Unsecured long-term borrowings	225,899	217,687
Total	$236,673	$227,579

See Note 10 for information about other secured financings.

The table below presents unsecured long-term borrowings extending through 2067, which consists principally of senior borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2018
Fixed-rate obligations	$101,771	$ 39,603	$141,374
Floating-rate obligations	48,334	36,191	84,525
Total	$150,105	$ 75,794	$225,899
As of December 2017
Fixed-rate obligations	$104,035	$ 36,975	$141,010
Floating-rate obligations	44,614	32,063	76,677
Total	$148,649	$ 69,038	$217,687

In the table above:

•	Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate. Equity-linked and indexed instruments are included in floating-rate obligations.

•

Interest rates on U.S. dollar-denominated debt ranged from 1.95% to 10.04% (with a weighted average rate of 4.15%) and 1.60% to 10.04% (with a weighted average rate of 4.24%) as of March 2018 and December 2017, respectively.

•

Interest rates on non-U.S. dollar-denominated debt ranged from 0.31% to 13.00% (with a weighted average rate of 2.54%) and 0.31% to 13.00% (with a weighted average rate of 2.60%) as of March 2018 and December 2017, respectively.

Goldman Sachs March 2018 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of March 2018
2019	$ 25,215
2020	26,216
2021	21,935
2022	23,077
2023	23,282
2024 - thereafter	106,174
Total	$225,899

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

•

Unsecured long-term borrowings included $4.65 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $60 million in 2019, $151 million in 2020, $328 million in 2021, $(87) million in 2022, $(57) million in 2023, and $4.25 billion in 2024 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	March 2018	December 2017
Fixed-rate obligations:
At fair value	$ 187	$ 147
At amortized cost	88,275	90,803
Floating-rate obligations:
At fair value	40,363	38,491
At amortized cost	97,074	88,246
Total	$225,899	$217,687

In the table above, the weighted average interest rates on the aggregate amounts were 2.84% (3.65% related to fixed-rate obligations and 2.11% related to floating-rate obligations) and 2.86% (3.67% related to fixed-rate obligations and 2.02% related to floating-rate obligations) as of March 2018 and December 2017, respectively. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of both March 2018 and December 2017, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2018 and December 2017.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of both March 2018 and December 2017, subordinated debt had maturities ranging from 2020 to 2045. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

The table below presents details about the firm’s subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of March 2018
Subordinated debt	$14,405	$16,120	3.76%
Junior subordinated debt	1,140	1,433	2.35%
Total	$15,545	$17,553	3.66%
As of December 2017
Subordinated debt	$14,117	$16,235	3.31%
Junior subordinated debt	1,168	1,539	2.37%
Total	$15,285	$17,774	3.24%

In the table above, the rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. The rates exclude subordinated borrowings accounted for at fair value under the fair value option.

57	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Junior Subordinated Debt

In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of March 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively. During the three months ended March 2018, the firm purchased $27.8 million (par amount) of Trust Preferred Securities and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.17 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.13 billion and $35.1 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts) or shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock), Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock) or Non-Cumulative Preferred Stock, Series O, if the redemption or purchase results in less than $253 million aggregate liquidation preference of that series outstanding, prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.

The APEX Trusts hold Group Inc.’s Series E Preferred Stock and Series F Preferred Stock. These trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

Note 17.

Other Liabilities and Accrued Expenses

The table below presents other liabilities and accrued expenses by type.

	As of
$ in millions	March 2018	December 2017
Compensation and benefits	$ 4,133	$ 6,710
Income tax-related liabilities	2,217	4,051
Noncontrolling interests	628	553
Employee interests in consolidated funds	145	156
Subordinated liabilities of consolidated VIEs	15	19
Accrued expenses and other	5,127	5,433
Total	$12,265	$16,922

In the table above:

•

The decrease in income tax-related liabilities during the first quarter of 2018 reflected a decrease in the net deferred tax liability related to the Tax Legislation repatriation tax, which became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

Beginning in January 2018, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of March 2018, the firm’s contract liabilities were not material.

Goldman Sachs March 2018 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	March 2018	December 2017
Commercial lending:
Investment-grade	$ 97,859	$ 93,115
Non-investment-grade	46,579	45,291
Warehouse financing	4,624	5,340
Total commitments to extend credit	149,062	143,746
Contingent and forward starting collateralized agreements	66,966	41,756
Forward starting collateralized financings	39,819	16,902
Letters of credit	388	437
Investment commitments	5,351	6,840
Other	9,630	6,310
Total commitments	$271,216	$215,991

The table below presents the firm’s commitments by period of expiration.

	As of March 2018
$ in millions	Remainder of 2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Commercial lending:
Investment-grade	$ 13,351	$39,165	$37,526	$ 7,817
Non-investment-grade	1,641	11,714	20,222	13,002
Warehouse financing	625	2,067	1,359	573
Total commitments to extend credit	15,617	52,946	59,107	21,392
Contingent and forward starting collateralized agreements	66,966	–	–	–
Forward starting collateralized financings	39,819	–	–	–
Letters of credit	193	155	–	40
Investment commitments	1,346	764	920	2,321
Other	9,389	191	50	–
Total commitments	$133,330	$54,056	$60,077	$23,753

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

As of March 2018 and December 2017, $128.01 billion and $124.50 billion, respectively, of the firm’s lending commitments were held for investment and were accounted for on an accrual basis. See Note 9 for further information about such commitments. In addition, as of March 2018 and December 2017, $10.90 billion and $9.84 billion, respectively, of the firm’s lending commitments were held for sale and were accounted for at the lower of cost or fair value. The firm accounts for the remaining commitments to extend credit at fair value. Losses, if any, are generally recorded, net of any fees in other principal transactions.

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $25.23 billion and $25.70 billion as of March 2018 and December 2017, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $550 million of protection had been provided as of both March 2018 and December 2017. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of retail and corporate loans.

59	Goldman Sachs March 2018 Form 10-Q

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

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.09 billion as of both March 2018 and December 2017, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of March 2018
Remainder of 2018	$ 234
2019	302
2020	286
2021	228
2022	167
2023	133
2024 - thereafter	958
Total	$2,308

Rent charged to operating expense was $71 million and $70 million for the three months ended March 2018 and March 2017, respectively.

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in occupancy expenses. The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. Total occupancy expenses for space held in excess of the firm’s current requirements and exit costs related to office space were not material for both the three months ended March 2018 and March 2017.

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

Goldman Sachs March 2018 Form 10-Q	60

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

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of March 2018
Carrying Value of Net Liability	$ 6,750	$ –	$ 25
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2018	$1,433,695	$38,968	$ 702
2019 - 2020	890,410	–	1,429
2021 - 2022	144,800	–	1,322
2023 - thereafter	88,859	–	169
Total	$2,557,764	$38,968	$3,622
As of December 2017
Carrying Value of Net Liability	$ 5,406	$ –	$ 37
Maximum Payout/Notional Amount by Period of Expiration
2018	$1,139,751	$37,959	$ 723
2019 - 2020	205,983	–	1,515
2021 - 2022	71,599	–	1,209
2023 - thereafter	76,540	–	137
Total	$1,493,873	$37,959	$3,584

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in commitments to extend credit. See the tables in “Commitments” above for a summary of the firm’s commitments.

•

The carrying value for derivatives included derivative assets of $2.08 billion and $2.20 billion and derivative liabilities of $8.83 billion and $7.61 billion as of March 2018 and December 2017, respectively.

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $40.16 billion and $39.03 billion as of March 2018 and December 2017, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

61	Goldman Sachs March 2018 Form 10-Q

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of both March 2018 and December 2017.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of both March 2018 and December 2017.

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

Goldman Sachs March 2018 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

As of both March 2018 and December 2017, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.

On April 16, 2018, the Board of Directors of Group Inc. (Board) increased the firm’s quarterly dividend to $0.80 per common share from $0.75 per common share. The dividend will be paid on June 28, 2018 to common shareholders of record on May 31, 2018.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the FRB does not object to such capital action.

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

in millions, except per share amounts	Three Months Ended March 2018
Common share repurchases	3.0
Average cost per share	$264.32
Total cost of common share repurchases	$ 800

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the three months ended March 2018, 1,120 shares were remitted with a total value of $0.3 million and the firm cancelled 4.2 million share-based awards with a total value of $1.07 billion.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of March 2018.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
B	50,000	6,000	6,000	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
L	52,000	52,000	52,000	25
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Total	540,750	420,282	420,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
B	Currently redeemable	$ 25,000	150
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
L	May 10, 2019	$ 25,000	1,300
M	May 10, 2020	$ 25,000	2,000
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Total			$11,203

In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive confirmation that the FRB does not object to such action.

63	Goldman Sachs March 2018 Form 10-Q

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

In February 2018, the firm redeemed 26,000 shares of its outstanding Series B 6.20% Non-Cumulative Preferred Stock (Series B Preferred Stock) with a redemption value of $650 million ($25,000 per share). The difference between the redemption value of the Series B Preferred Stock and the net carrying value at the time of redemption was $15 million. This difference was recorded as an addition to preferred stock dividends in the first quarter of 2018.

The table below presents the dividend rates of the firm’s perpetual preferred stock as of March 2018.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
B	6.20%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The table below presents dividends declared on the firm’s preferred stock.

	Three Months Ended March
	2018		2017
Series	per share	$ in millions	per share	$ in millions
A	$ 244.79	$ 7	$ 239.58	$ 7
B	$ 387.50	12	$ 387.50	12
C	$ 261.11	2	$ 255.56	2
D	$ 261.11	14	$ 255.56	14
E	$1,000.00	8	$1,000.00	7
F	$1,000.00	2	$1,000.00	2
I	$ –	–	$ 371.88	13
J	$ 343.75	14	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
N	$ 393.75	10	$ 393.75	11
Total		$80		$93

Accumulated Other Comprehensive Loss

The table below presents changes in the accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2018
Currency translation	$ (625)	$ 2	$ (623)
Debt valuation adjustment	(1,046)	270	(776)
Pension and postretirement liabilities	(200)	(4)	(204)
Available-for-sale securities	(9)	(158)	(167)
Total	$(1,880)	$ 110	$(1,770)
Year Ended December 2017
Currency translation	$ (647)	$ 22	$ (625)
Debt valuation adjustment	(239)	(807)	(1,046)
Pension and postretirement liabilities	(330)	130	(200)
Available-for-sale securities	–	(9)	(9)
Total	$(1,216)	$(664)	$(1,880)

Goldman Sachs March 2018 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 20.

Regulation and Capital Adequacy

The FRB is the primary regulator of Group Inc., a bank holding company (BHC) under the U.S. Bank Holding Company Act of 1956 and a financial holding company under amendments to this Act. As a BHC, the firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework).

The capital requirements are expressed as risk-based capital and leverage ratios that compare measures of regulatory capital to risk-weighted assets (RWAs), average assets and off-balance-sheet exposures. Failure to comply with these capital requirements could result in restrictions being imposed by the firm’s regulators and could limit the firm’s ability to distribute capital, including share repurchases and dividend payments, and to make certain discretionary compensation payments. The firm’s capital levels are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Furthermore, certain of the firm’s subsidiaries are subject to separate regulations and capital requirements.

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

The Capital Framework includes risk-based capital buffers that phase in ratably, becoming fully effective on January 1, 2019. The Capital Framework also requires deductions from regulatory capital that phased in ratably per year from 2014 to 2018. In addition, junior subordinated debt issued to trusts will be fully phased out of regulatory capital by 2022.

The firm calculates its Common Equity Tier 1 (CET1), Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Capital Framework (together, the Basel III Advanced Rules). The lower of each risk-based capital ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum risk-based ratio requirements is assessed. Under the Capital Framework, the firm is also subject to Tier 1 leverage requirements established by the FRB. The Capital Framework also introduced a supplementary leverage ratio (SLR) which became effective January 1, 2018.

Minimum Ratios and Buffers. The table below presents the minimum ratios applicable to the firm.

	As of
	March 2018	December 2017
Risk-based capital ratios
CET1 ratio	8.250%	7.000%
Tier 1 capital ratio	9.750%	8.500%
Total capital ratio	11.750%	10.500%
Leverage ratios
Tier 1 leverage ratio	4.000%	4.000%
SLR	5.000%	N/A

In the table above:

•

The minimum risk-based capital ratios as of March 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5%, (ii) the 75% phase-in of the G-SIB buffer of 2.5% (based on 2016 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•

The minimum risk-based capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the G-SIB buffer of 2.5% (based on 2015 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•	The minimum SLR as of March 2018 reflects the 2% buffer applicable to G-SIBs.

65	Goldman Sachs March 2018 Form 10-Q

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

The Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of March 2018, the FRB has set the countercyclical capital buffer at zero percent.

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

Goldman Sachs March 2018 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the FRB’s regulatory capital rules require that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three months ended March 2018 or during the year ended December 2017. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Risk-based Capital Ratios and RWAs. Each of the risk-based capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both March 2018 and December 2017.

The table below presents the ratios calculated in accordance with both the Standardized Capital Rules and Basel III Advanced Rules.

	As of
$ in millions	March 2018	December 2017
Common shareholders’ equity	$ 72,376	$ 70,390
Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities	(3,349)	(3,269)
Other adjustments	(387)	(11)
Common Equity Tier 1	68,640	67,110
Preferred stock	11,203	11,853
Deduction for investments in covered funds	(607)	(590)
Other adjustments	(25)	(42)
Tier 1 capital	$ 79,211	$ 78,331
Standardized Tier 2 and Total capital
Tier 1 capital	$ 79,211	$ 78,331
Qualifying subordinated debt	13,596	13,360
Junior subordinated debt issued to trusts	442	567
Allowance for losses on loans and lending commitments	1,019	1,078
Other adjustments	(20)	(28)
Standardized Tier 2 capital	15,037	14,977
Standardized Total capital	$ 94,248	$ 93,308
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 79,211	$ 78,331
Standardized Tier 2 capital	15,037	14,977
Allowance for losses on loans and lending commitments	(1,019)	(1,078)
Basel III Advanced Tier 2 capital	14,018	13,899
Basel III Advanced Total capital	$ 93,229	$ 92,230
RWAs
Standardized	$566,515	$555,611
Basel III Advanced	$616,904	$617,646
CET1 ratio
Standardized	12.1%	12.1%
Basel III Advanced	11.1%	10.9%
Tier 1 capital ratio
Standardized	14.0%	14.1%
Basel III Advanced	12.8%	12.7%
Total capital ratio
Standardized	16.6%	16.8%
Basel III Advanced	15.1%	14.9%

67	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 2018, the firm became subject to CET1 ratios calculated on a fully phased-in basis. As of December 2017, the firm’s CET1 ratios calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules on a fully phased-in basis were 0.2 percentage points lower than on a transitional basis.

In the table above:

•

Deduction for goodwill and identifiable intangible assets, net of deferred tax liabilities, included goodwill of $3.71 billion and $3.67 billion as of March 2018 and December 2017, respectively, and identifiable intangible assets of $342 million and $298 million (80% of $373 million) as of March 2018 and December 2017, respectively, net of associated deferred tax liabilities of $700 million and $694 million as of March 2018 and December 2017, respectively. Goodwill is fully deducted from CET1, while the deduction for identifiable intangible assets was fully phased in to CET1 in January 2018. As of December 2017, CET1 reflects 80% of the identifiable intangible assets deduction. The balance that was not deducted during the transitional period was risk weighted.

•

Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, pension and postretirement liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. The deduction for such items was fully phased in to CET1 in January 2018. As of December 2017, CET1 reflects 80% of such deduction. Substantially all of the balance that was not deducted from CET1 as of December 2017 was deducted from Tier 1 capital within other adjustments.

•

As of March 2018, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 40% included in Tier 2 capital and 60% fully phased out of regulatory capital. As of December 2017, junior subordinated debt issued to trusts was fully phased out of Tier 1 capital, with 50% included in Tier 2 capital and 50% fully phased out of regulatory capital. Junior subordinated debt issued to trusts is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt issued to trusts and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Three Months Ended March 2018
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$67,110	$67,110
Change in common shareholders’ equity	1,986	1,986
Change in deduction for:
Transitional provisions	(118)	(118)
Goodwill and identifiable intangible assets, net of deferred tax liabilities	(15)	(15)
Change in other adjustments	(323)	(323)
Ending balance	$68,640	$68,640
Tier 1 capital
Beginning balance	$78,331	$78,331
Change in deduction for:
Transitional provisions	(105)	(105)
Investments in covered funds	(17)	(17)
Other net decrease in CET1	1,648	1,648
Change in preferred stock	(650)	(650)
Change in other adjustments	4	4
Ending balance	79,211	79,211
Tier 2 capital
Beginning balance	14,977	13,899
Change in qualifying subordinated debt	236	236
Redesignation of junior subordinated debt issued to trusts	(125)	(125)
Change in the allowance for losses on loans and lending commitments	(59)	–
Change in other adjustments	8	8
Ending balance	15,037	14,018
Total capital	$94,248	$93,229

Goldman Sachs March 2018 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Year Ended December 2017
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$ 72,046	$ 72,046
Change in common shareholders’ equity	(5,300)	(5,300)
Change in deduction for:
Transitional provisions	(426)	(426)
Goodwill and identifiable intangible assets, net of deferred tax liabilities	(324)	(324)
Investments in nonconsolidated financial institutions	586	586
Change in other adjustments	528	528
Ending balance	$ 67,110	$ 67,110
Tier 1 capital
Beginning balance	$ 82,440	$ 82,440
Change in deduction for:
Transitional provisions	(274)	(274)
Investments in covered funds	(145)	(145)
Other net decrease in CET1	(4,510)	(4,510)
Change in preferred stock	650	650
Change in other adjustments	170	170
Ending balance	78,331	78,331
Tier 2 capital
Beginning balance	16,074	15,352
Change in qualifying subordinated debt	(1,206)	(1,206)
Redesignation of junior subordinated debt issued to trusts	(225)	(225)
Change in the allowance for losses on loans and lending commitments	356	–
Change in other adjustments	(22)	(22)
Ending balance	14,977	13,899
Total capital	$ 93,308	$ 92,230

In the tables above, the change in the deduction for transitional provisions represents the increased phase-in of the deduction from 80% to 100% (effective January 1, 2018) for 2018 and from 60% to 80% (effective January 1, 2017) for 2017.

The tables below present the components of RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules.

	Standardized Capital Rules as of
$ in millions	March 2018	December 2017
Credit RWAs
Derivatives	$128,348	$126,076
Commitments, guarantees and loans	150,118	145,104
Securities financing transactions	78,923	77,962
Equity investments	57,907	48,155
Other	67,283	70,933
Total Credit RWAs	482,579	468,230
Market RWAs
Regulatory VaR	9,484	7,532
Stressed VaR	28,445	32,753
Incremental risk	8,321	8,441
Comprehensive risk	2,135	2,397
Specific risk	35,551	36,258
Total Market RWAs	83,936	87,381
Total RWAs	$566,515	$555,611

	Basel III Advanced Rules as of
$ in millions	March 2018	December 2017
Credit RWAs
Derivatives	$104,240	$102,986
Commitments, guarantees and loans	160,013	163,375
Securities financing transactions	19,867	19,362
Equity investments	60,583	51,626
Other	74,201	75,968
Total Credit RWAs	418,904	413,317
Market RWAs
Regulatory VaR	9,484	7,532
Stressed VaR	28,445	32,753
Incremental risk	8,321	8,441
Comprehensive risk	2,049	1,870
Specific risk	35,551	36,258
Total Market RWAs	83,850	86,854
Total Operational RWAs	114,150	117,475
Total RWAs	$616,904	$617,646

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

The table below presents changes in RWAs calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules.

	Three Months Ended March 2018
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	2,272	1,254
Commitments, guarantees and loans	5,014	(3,362)
Securities financing transactions	961	505
Equity investments	2,103	849
Other	(3,767)	(1,891)
Change in Credit RWAs	14,349	5,587
Market RWAs
Change in:
Regulatory VaR	1,952	1,952
Stressed VaR	(4,308)	(4,308)
Incremental risk	(120)	(120)
Comprehensive risk	(262)	179
Specific risk	(707)	(707)
Change in Market RWAs	(3,445)	(3,004)
Operational RWAs
Change in operational risk	–	(3,325)
Change in Operational RWAs	–	(3,325)
Ending balance	$566,515	$616,904

69	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Standardized Credit RWAs as of March 2018 increased by $14.35 billion compared with December 2017, primarily due to transitional provisions reflecting the phase-in of a higher risk-weight for certain equity investments and an increase in commitments, guarantees and loans principally due to an increase in lending activity. Standardized Market RWAs as of March 2018 decreased by $3.45 billion compared with December 2017, primarily reflecting a decrease in stressed VaR as a result of changes in risk exposure.

Basel III Advanced Credit RWAs as of March 2018 increased by $5.59 billion compared with December 2017, primarily due to transitional provisions reflecting the phase-in of a higher risk-weight for certain equity investments. These increases were partially offset by a decrease in commitments, guarantees and loans principally due to changes in risk measurements. Basel III Advanced Market RWAs as of March 2018 decreased by $3.00 billion compared with December 2017, primarily reflecting a decrease in stressed VaR as a result of changes in risk exposure.

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

Leverage Ratios. The table below presents the firm’s Tier 1 leverage ratio and SLR.

	For the Three Months Ended or as of
$ in millions	March 2018	December 2017
Tier 1 capital	$ 79,211	$ 78,331
Average total assets	$ 967,026	$ 937,424
Deductions from Tier 1 capital	(4,664)	(4,508)
Average adjusted total assets	962,362	932,916
Off-balance-sheet exposures	428,094	408,164
Total supplementary leverage exposure	$1,390,456	$1,341,080
Tier 1 leverage ratio	8.2%	8.4%
SLR	5.7%	5.8%

In the table above:

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets.

•	SLR is defined as Tier 1 capital divided by supplementary leverage exposure.

Goldman Sachs March 2018 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to BHCs. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Capital Framework.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. In addition, under the FRB rules, commencing on January 1, 2018, in order to be considered a “well-capitalized” depository institution, GS Bank USA must meet the SLR requirement of 6.0% or greater.

As of both March 2018 and December 2017, GS Bank USA was in compliance with its minimum risk-based capital and leverage requirements and the “well-capitalized” minimum ratios.

The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA.

	Minimum Ratio as of
	March 2018	December 2017	“Well-capitalized” Minimum Ratio
Risk-based capital ratios
CET1 ratio	6.375%	5.750%	6.5%
Tier 1 capital ratio	7.875%	7.250%	8.0%
Total capital ratio	9.875%	9.250%	10.0%
Leverage ratios
Tier 1 leverage ratio	4.000%	4.000%	5.0%
SLR	3.000%	N/A	6.0%

In the table above:

•

The minimum risk-based capital ratios as of March 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

•

The minimum risk-based capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers described above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each risk-based capital ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both March 2018 and December 2017.

The table below presents the ratios for GS Bank USA calculated in accordance with both the Standardized Capital Rules and Basel III Advanced Rules.

	As of
$ in millions	March 2018	December 2017
Standardized
Common Equity Tier 1	$ 25,895	$ 25,343
Tier 1 capital	25,895	25,343
Tier 2 capital	4,805	2,547
Total capital	$ 30,700	$ 27,890
Basel III Advanced
Common Equity Tier 1	$ 25,895	$ 25,343
Tier 1 capital	25,895	25,343
Standardized Tier 2 capital	4,805	2,547
Allowance for losses on loans and lending commitments	(555)	(547)
Tier 2 capital	4,250	2,000
Total capital	$ 30,145	$ 27,343
RWAs
Standardized	$237,915	$229,775
Basel III Advanced	$164,071	$164,602
CET1 ratio
Standardized	10.9%	11.0%
Basel III Advanced	15.8%	15.4%
Tier 1 capital ratio
Standardized	10.9%	11.0%
Basel III Advanced	15.8%	15.4%
Total capital ratio
Standardized	12.9%	12.1%
Basel III Advanced	18.4%	16.6%

71	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GS Bank USA’s Standardized and Basel III Advanced CET1 ratios and Tier 1 capital ratios remain essentially unchanged from December 2017 to March 2018. The increase in GS Bank USA’s Standardized and Basel III Advanced Total capital ratios from December 2017 to March 2018 is primarily due to an increase in Total capital, principally due to the issuance of subordinated debt.

The table below presents GS Bank USA’s Tier 1 leverage ratio and SLR.

	For the Three Months Ended or as of
$ in millions	March 2018	December 2017
Tier 1 capital	$ 25,895	$ 25,343
Average total assets	$177,520	$168,854
Deductions from Tier 1 capital	(96)	(12)
Average adjusted total assets	177,424	168,842
Off-balance-sheet exposures	187,729	176,892
Total supplementary leverage exposure	$365,153	$345,734
Tier 1 leverage ratio	14.6%	15.0%
SLR	7.1%	7.3%

In the table above:

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets.

•	SLR is defined as Tier 1 capital divided by supplementary leverage exposure.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority and is subject to minimum capital requirements. As of both March 2018 and December 2017, GSIB was in compliance with all regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $48.45 billion and $50.86 billion as of March 2018 and December 2017, respectively, which exceeded required reserve amounts by $48.39 billion and $50.74 billion as of March 2018 and December 2017, respectively.

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

As of March 2018 and December 2017, Group Inc. was required to maintain $55.67 billion and $53.02 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Goldman Sachs March 2018 Form 10-Q	72

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

The table below presents the computations of basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2018	2017
Net earnings applicable to common shareholders	$2,737	$2,162
Weighted average basic shares	389.1	412.5
Effect of dilutive securities:
RSUs	3.4	4.7
Stock options	1.3	2.9
Dilutive securities	4.7	7.6
Weighted average basic shares and dilutive securities	393.8	420.1
Basic EPS	$ 7.02	$ 5.23
Diluted EPS	$ 6.95	$ 5.15

In the table above, unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for both the three months ended March 2018 and March 2017.

The diluted EPS computations in the table above do not include antidilutive RSUs of less than 0.1 million for both the three months ended March 2018 and March 2017.

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

	Three Months Ended March
$ in millions	2018	2017
Fees earned from funds	$ 881	$ 710

	As of
$ in millions	March 2018	December 2017
Fees receivable from funds	$ 601	$ 637
Aggregate carrying value of interests in funds	$4,403	$4,993

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $18 million and $25 million for the three months ended March 2018 and March 2017, respectively.

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

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million as of both March 2018 and December 2017. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both March 2018 and December 2017, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

73	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates. The table below presents the firm’s sources of interest income and interest expense.

	Three Months Ended March
$ in millions	2018	2017
Interest income
Deposits with banks	$ 310	$ 162
Collateralized agreements	625	281
Financial instruments owned	1,666	1,351
Loans receivable	892	565
Other interest	737	387
Total interest income	4,230	2,746
Interest expense
Deposits	501	274
Collateralized financings	384	136
Financial instruments sold, but not yet purchased	389	336
Secured and unsecured borrowings:
Short-term	206	121
Long-term	1,305	1,176
Other interest	527	187
Total interest expense	3,312	2,230
Net interest income	$ 918	$ 516

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Note 24.

Income Taxes

Tax Legislation

The provision for taxes in 2017 reflected an increase in income tax expense of $4.40 billion representing the estimated impact of Tax Legislation enacted on December 22, 2017. The $4.40 billion income tax expense included the repatriation tax on undistributed earnings of foreign subsidiaries, the effects of the implementation of a territorial tax system and the remeasurement of U.S. deferred tax assets at lower enacted tax rates. While the estimated impact of Tax Legislation was calculated to account for all available information, the firm anticipates modification to this amount may occur as a result of (i) refinement of the firm’s calculations based on updated information, (ii) changes in the firm’s interpretations and assumptions, (iii) updates from issuance of future legislative guidance and (iv) actions the firm may take as a result of Tax Legislation. During the three months ended March 2018, the firm did not make any material adjustments to this estimate.

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

Goldman Sachs March 2018 Form 10-Q	74

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2018
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2011

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

75	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s net revenues, pre-tax earnings and total assets by segment. Management believes that this information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets.

	Three Months Ended or as of March
$ in millions	2018	2017
Investment Banking
Financial Advisory	$ 586	$ 756
Equity underwriting	410	311
Debt underwriting	797	636
Total Underwriting	1,207	947
Total net revenues	1,793	1,703
Operating expenses	1,010	975
Pre-tax earnings	$ 783	$ 728
Segment assets	$ 2,220	$ 2,614
Institutional Client Services
FICC Client Execution	$ 2,074	$ 1,685
Equities client execution	1,062	552
Commissions and fees	817	738
Securities services	432	384
Total Equities	2,311	1,674
Total net revenues	4,385	3,359
Operating expenses	3,152	2,544
Pre-tax earnings	$ 1,233	$ 815
Segment assets	$707,395	$667,778
Investing & Lending
Equity securities	$ 1,069	$ 798
Debt securities and loans	1,018	666
Total net revenues	2,087	1,464
Operating expenses	1,030	750
Pre-tax earnings	$ 1,057	$ 714
Segment assets	$251,116	$209,958
Investment Management
Management and other fees	$ 1,346	$ 1,219
Incentive fees	213	121
Transaction revenues	212	160
Total net revenues	1,771	1,500
Operating expenses	1,425	1,218
Pre-tax earnings	$ 346	$ 282
Segment assets	$ 12,804	$ 13,719
Total net revenues	$ 10,036	$ 8,026
Total operating expenses	6,617	5,487
Total pre-tax earnings	$ 3,419	$ 2,539
Total assets	$973,535	$894,069

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended March
$ in millions	2018	2017
Investment Banking	$ –	$ –
Institutional Client Services	364	203
Investing & Lending	467	243
Investment Management	87	70
Total net interest income	$918	$516

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended March
$ in millions	2018	2017
Investment Banking	$ 25	$ 33
Institutional Client Services	138	122
Investing & Lending	82	57
Investment Management	54	45
Total depreciation and amortization	$299	$257

Goldman Sachs March 2018 Form 10-Q	76

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

	Three Months Ended March
$ in millions	2018		2017
Net revenues
Americas	$ 5,885	59%	$4,892	61%
Europe, Middle East and Africa	2,605	26%	1,919	24%
Asia	1,546	15%	1,215	15%
Total net revenues	$10,036	100%	$8,026	100%
Pre-tax earnings
Americas	$ 1,964	57%	$1,524	61%
Europe, Middle East and Africa	922	27%	622	24%
Asia	533	16%	393	15%
Total pre-tax earnings	$ 3,419	100%	$2,539	100%

In the table above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments held by the firm and included in financial instruments owned.

	As of
$ in millions	March 2018	December 2017
U.S. government and agency obligations	$74,806	$76,418
% of total assets	7.7%	8.3%
Non-U.S. government and agency obligations	$42,053	$33,956
% of total assets	4.3%	3.7%

In addition, as of March 2018 and December 2017, the firm had $80.17 billion and $76.13 billion, respectively, of cash deposits held at central banks (included in cash and cash equivalents), of which $48.45 billion and $50.86 billion, respectively, was held at the Federal Reserve Bank of New York.

As of both March 2018 and December 2017, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

77	Goldman Sachs March 2018 Form 10-Q

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

	As of
$ in millions	March 2018	December 2017
U.S. government and agency obligations	$ 89,370	$96,905
Non-U.S. government and agency obligations	$101,749	$92,850

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2018 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.5 billion in excess of the aggregate reserves for such matters.

Goldman Sachs March 2018 Form 10-Q	78

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

79	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Director Compensation-Related Litigation

On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The new complaint alleges that excessive compensation has been paid to the non-employee director defendants since 2015, and that certain disclosures in connection with soliciting stockholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. Defendants moved to dismiss on July 28, 2017. On March 20, 2018, a definitive settlement was reached, subject to court approval, pursuant to which, among other things, Group Inc. included certain disclosures in its 2018 proxy statement.

Currencies-Related Litigation

GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleges a conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and state consumer protection laws and seeks injunctive relief, as well as treble damages in an unspecified amount. On March 15, 2018, the Court granted defendants’ motion to dismiss, and the plaintiffs moved for leave to replead on April 5, 2018.

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

Goldman Sachs March 2018 Form 10-Q	80

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

Cobalt, certain of its officers and directors (including employees of affiliates of Group Inc. who served as directors of Cobalt), certain shareholders of Cobalt (including funds affiliated with Group Inc.), and affiliates of these shareholders (including Group Inc.) are defendants in putative shareholder derivative actions filed on May 6, 2016 and November 29, 2016 in Texas District Court, Harris County. As to the director and officer defendants (including employees of affiliates of Group Inc. who served as directors of Cobalt), the petitions generally allege that they breached their fiduciary duties under state law by making materially false and misleading statements concerning Cobalt. As to the shareholder defendants and their affiliates (including Group Inc. and several affiliated funds), the original petition also alleges that they breached their fiduciary duties by selling Cobalt securities in the common stock offerings described above on the basis of inside information. The petitions seek, among other things, unspecified monetary damages and disgorgement of proceeds from the sale of Cobalt common stock. Cobalt’s chapter 11 plan, which became effective on April 10, 2018, releases the derivative claims against Group Inc. and its affiliated funds.

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain former directors and officers of Adeptus Health Inc. (Adeptus) and its principal private equity investor. As to the underwriters, the consolidated amended complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. The defendants filed motions to dismiss on February 5, 2018.

SunEdison. GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, certain plaintiffs filed an amended complaint. The defendants also include certain of SunEdison’s directors and officers. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On March 6, 2018, the defendants’ motion to dismiss in the class action was granted in part and denied in part.

81	Goldman Sachs March 2018 Form 10-Q

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., Goldman Sachs International (GSI), GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in an antitrust action relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York in April 2016 by two operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The second consolidated amended complaint in both actions, filed on December 9, 2016, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaint in the individual action also asserts claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss both actions on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the individual action and otherwise limiting the antitrust claims in both actions and the state common law claim in the putative class action to the period from 2013 to 2016.

Goldman Sachs March 2018 Form 10-Q	82

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

U.S. Treasury Securities Litigation

GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution. The defendants moved to dismiss on February 23, 2018.

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

83	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On April 13, 2018, defendants filed a petition with the Second Circuit Court of Appeals seeking interlocutory review of the district court’s certification decision.

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs March 2018 Form 10-Q	84

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of earnings for the three month periods ended March 31, 2018 and 2017, the condensed consolidated statements of comprehensive income for the three month periods ended March 31, 2018 and 2017, the condensed consolidated statement of changes in shareholders’ equity for the three month period ended March 31, 2018, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2017, and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2017, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 3, 2018

85	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the Three Months Ended March
$ in millions	2018	2017
Assets
U.S.	$ 71,421	$ 74,199
Non-U.S.	50,353	32,212
Total deposits with banks	121,774	106,411
U.S.	148,792	164,589
Non-U.S.	150,713	130,310
Total collateralized agreements	299,505	294,899
U.S.	158,580	152,460
Non-U.S.	119,581	104,832
Total financial instruments owned	278,161	257,292
U.S.	62,581	45,656
Non-U.S.	6,152	4,441
Total loans receivable	68,733	50,097
U.S.	47,422	34,459
Non-U.S.	48,845	38,796
Total other interest-earning assets	96,267	73,255
Total interest-earning assets	864,440	781,954
Cash and due from banks	13,349	11,464
Other non-interest-earning assets	89,237	81,167
Total assets	$967,026	$874,585
Liabilities
U.S.	$110,569	$101,807
Non-U.S.	29,107	18,783
Total interest-bearing deposits	139,676	120,590
U.S.	65,383	50,890
Non-U.S.	46,685	35,837
Total collateralized financings	112,068	86,727
U.S.	35,447	34,493
Non-U.S.	49,824	38,029
Total financial instruments sold, but not yet purchased	85,271	72,522
U.S.	43,358	36,571
Non-U.S.	16,097	13,316
Total short-term borrowings	59,455	49,887
U.S.	210,118	188,916
Non-U.S.	20,823	12,097
Total long-term borrowings	230,941	201,013
U.S.	122,673	134,748
Non-U.S.	66,126	58,594
Total other interest-bearing liabilities	188,799	193,342
Total interest-bearing liabilities	816,210	724,081
Non-interest-bearing deposits	3,980	3,413
Other non-interest-bearing liabilities	64,352	60,278
Total liabilities	884,542	787,772
Shareholders’ equity
Preferred stock	11,366	11,203
Common stock	71,118	75,610
Total shareholders’ equity	82,484	86,813
Total liabilities and shareholders’ equity	$967,026	$874,585
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	43.46%	39.72%
Liabilities	28.02%	24.40%

	Interest for the Three Months Ended March
$ in millions	2018	2017
Assets
U.S.	$ 283	$ 149
Non-U.S.	27	13
Total deposits with banks	310	162
U.S.	513	233
Non-U.S.	112	48
Total collateralized agreements	625	281
U.S.	1,035	930
Non-U.S.	631	421
Total financial instruments owned	1,666	1,351
U.S.	796	500
Non-U.S.	96	65
Total loans receivable	892	565
U.S.	520	290
Non-U.S.	217	97
Total other interest-earning assets	737	387
Total interest-earning assets	$4,230	$2,746
Liabilities
U.S.	$ 444	$ 241
Non-U.S.	57	33
Total interest-bearing deposits	501	274
U.S.	336	114
Non-U.S.	48	22
Total collateralized financings	384	136
U.S.	197	168
Non-U.S.	192	168
Total financial instruments sold, but not yet purchased	389	336
U.S.	202	113
Non-U.S.	4	8
Total short-term borrowings	206	121
U.S.	1,284	1,161
Non-U.S.	21	15
Total long-term borrowings	1,305	1,176
U.S.	603	37
Non-U.S.	(76)	150
Total other interest-bearing liabilities	527	187
Total interest-bearing liabilities	$3,312	$2,230
Net interest income
U.S.	$ 81	$ 268
Non-U.S.	837	248
Net interest income	$ 918	$ 516

Goldman Sachs March 2018 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Annualized Average Rate for the Three Months Ended March
	2018	2017
Assets
U.S.	1.61%	0.81%
Non-U.S.	0.22%	0.16%
Total deposits with banks	1.03%	0.62%
U.S.	1.40%	0.57%
Non-U.S.	0.30%	0.15%
Total collateralized agreements	0.85%	0.39%
U.S.	2.65%	2.47%
Non-U.S.	2.14%	1.63%
Total financial instruments owned	2.43%	2.13%
U.S.	5.16%	4.44%
Non-U.S.	6.33%	5.94%
Total loans receivable	5.26%	4.57%
U.S.	4.45%	3.41%
Non-U.S.	1.80%	1.01%
Total other interest-earning assets	3.10%	2.14%
Total interest-earning assets	1.98%	1.42%
Liabilities
U.S.	1.63%	0.96%
Non-U.S.	0.79%	0.71%
Total interest-bearing deposits	1.45%	0.92%
U.S.	2.08%	0.91%
Non-U.S.	0.42%	0.25%
Total collateralized financings	1.39%	0.64%
U.S.	2.25%	1.98%
Non-U.S.	1.56%	1.79%
Total financial instruments sold, but not yet purchased	1.85%	1.88%
U.S.	1.89%	1.25%
Non-U.S.	0.10%	0.24%
Total short-term borrowings	1.41%	0.98%
U.S.	2.48%	2.49%
Non-U.S.	0.41%	0.50%
Total long-term borrowings	2.29%	2.37%
U.S.	1.99%	0.11%
Non-U.S.	(0.47)%	1.04%
Total other interest-bearing liabilities	1.13%	0.39%
Total interest-bearing liabilities	1.65%	1.25%
Interest rate spread	0.33%	0.17%
U.S.	0.07%	0.23%
Non-U.S.	0.90%	0.32%
Net yield on interest-earning assets	0.43%	0.27%

In the tables above:

•

Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held. See the notes to the condensed consolidated financial statements for further information about such assets and liabilities.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

87	Goldman Sachs March 2018 Form 10-Q

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. References to “the 2017 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. All references to “the condensed consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. All references to March 2018 and March 2017 refer to our periods ended, or the dates, as the context requires, March 31, 2018 and March 31, 2017, respectively. All references to December 2017 refer to the date December 31, 2017. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

We generated net earnings of $2.83 billion and diluted earnings per common share of $6.95 for the first quarter of 2018, an increase of 26% and 35%, respectively, compared with $2.26 billion and $5.15 per share for the first quarter of 2017. Annualized return on average common shareholders’ equity (ROE) was 15.4% for the first quarter of 2018, compared with 11.4% for the first quarter of 2017. Book value per common share was $186.73 as of March 2018, 3.2% higher compared with December 2017.

Net revenues were $10.04 billion for the first quarter of 2018, 25% higher than the first quarter of 2017, as each of our segments produced net revenue growth, including significant increases in Institutional Client Services and Investing & Lending. Within Institutional Client Services, net revenues in both Equities and Fixed Income, Currency and Commodities Client Execution (FICC Client Execution) were significantly higher. Net revenues in Investment Management were higher, as assets under supervision continued to grow, and net revenues in Investment Banking were higher, as debt underwriting results were strong.

Operating expenses were $6.62 billion for the first quarter of 2018, 21% higher than the first quarter of 2017, due to significantly higher compensation and benefits expenses, reflecting a significant increase in net revenues, and higher non-compensation expenses, reflecting both higher client activity and our investments in growth.

Our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach, on a fully phased-in basis, was 12.1% and 11.1%, respectively, as of March 2018. See Note 20 to the condensed consolidated financial statements for further information about our capital ratios.

Goldman Sachs March 2018 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During the first quarter of 2018, real gross domestic product (GDP) growth appeared to slow in most major economies. However, the pace of GDP growth remained relatively high and other indicators of economic activity indicate growth remained robust. Following a year of low volatility for global equity markets, volatility increased substantially during the first quarter of 2018, particularly in the U.S. The U.S. Federal Reserve followed an increase in the target federal funds rate in December 2017 with another increase in March 2018.

In investment banking, industry-wide announced and completed mergers and acquisitions transactions declined compared with the fourth quarter of 2017. Industry-wide debt underwriting transactions increased slightly, while industry-wide equity underwriting transactions declined compared with the fourth quarter of 2017.

United States

In the U.S., real GDP growth decreased compared with the previous quarter, consistent with a long-standing seasonal weakness in first quarter real GDP and reflecting declines in the growth rates of domestic demand and fixed investment. Measures of consumer confidence strengthened, and the pace of housing starts and home sales increased compared with the fourth quarter of 2017. The unemployment rate was 4.1% as of March 2018, unchanged from the end of 2017, and measures of inflation increased. The U.S. Federal Reserve increased its target range for the federal funds rate again in March 2018 by 25 basis points to a range of 1.50% to 1.75%. The yield on the 10-year U.S. Treasury note ended the quarter at 2.74%, 34 basis points higher compared with the end of 2017. The price of crude oil (WTI) ended the quarter at approximately $65 per barrel, an increase of 7% from the end of 2017. In equity markets, the NASDAQ Composite Index increased by 2% compared with the end of 2017, while the Dow Jones Industrial Average and the S&P 500 Index decreased by 2% and 1%, respectively.

Europe

In the Euro area, real GDP growth appeared to decrease during the quarter, while measures of inflation appeared to increase. The European Central Bank maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%. Measures of unemployment remained high but continued their downward trend and the Euro appreciated by 3% against the U.S. dollar compared with the end of 2017. The movements in 10-year Euro area government bond yields were mixed. In equity markets, the DAX Index, Euro Stoxx 50 Index and CAC 40 Index decreased by 6%, 4% and 3%, respectively, compared with the end of 2017. In March 2018, it was announced that the U.K. and European Union had agreed upon the terms for the transitional period of the U.K.’s withdrawal from the European Union.

In the U.K., real GDP growth decreased compared with the previous quarter. The Bank of England maintained its official bank rate at 0.50%, and the British pound appreciated by 4% against the U.S. dollar. Yields on 10-year government bonds in the U.K. increased and, in equity markets, the FTSE 100 Index decreased by 8% compared with the end of 2017.

Asia

In Japan, real GDP growth appeared to decrease compared with the fourth quarter of 2017. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year Japanese government bonds of approximately 0%. The yield on 10-year Japanese government bonds was essentially unchanged, the U.S. dollar depreciated by 6% against the Japanese yen and the Nikkei 225 Index decreased by 6% compared with the end of 2017.

In China, real GDP growth decreased during the quarter, while measures of inflation increased. The U.S. dollar depreciated by 3% against the Chinese yuan compared with the end of 2017, while in equity markets, the Hang Seng Index increased by 1% and the Shanghai Composite Index decreased by 4%.

In India, economic growth appeared to increase compared with the previous quarter. The U.S. dollar appreciated by 2% against the Indian rupee, and the BSE Sensex Index decreased by 3% compared with the end of 2017.

89	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Critical Accounting Policies

Fair Value

Fair Value Hierarchy. Financial instruments owned and financial instruments sold, but not yet purchased (i.e., inventory), as well as certain other financial assets and financial liabilities, are included in our condensed consolidated statements of financial condition at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our condensed consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting policy.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of March 2018 and December 2017, level 3 financial assets represented 2.2% and 2.1%, respectively, of our total assets. See Notes 5 through 8 to the condensed consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs March 2018 Form 10-Q	90

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

In the fourth quarter of 2017, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment and determined that goodwill for each reporting unit was not impaired. There were no events or changes in circumstances during the three months ended March 2018 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of March 2018.

See Note 13 to the condensed consolidated financial statements for further information about our goodwill.

91	Goldman Sachs March 2018 Form 10-Q

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

Use of Estimates

U.S. GAAP requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining income tax expense related to the Tax Cuts and Jobs Act (Tax Legislation), provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), the allowance for losses on loans receivable and lending commitments held for investment, and provisions for losses that may arise from tax audits.

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. See “Results of Operations — Operating Expenses” below for information about our ratio of compensation and benefits to net revenues.

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

Goldman Sachs March 2018 Form 10-Q	92

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

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2017 Form 10-K for further information about the impact of economic and market conditions on our results of operations.

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2018	2017
Net revenues	$10,036	$ 8,026
Pre-tax earnings	$ 3,419	$ 2,539
Net earnings	$ 2,832	$ 2,255
Net earnings applicable to common shareholders	$ 2,737	$ 2,162
Diluted earnings per common share	$ 6.95	$ 5.15
Annualized ROE	15.4%	11.4%
Annualized net earnings to average total assets	1.2%	1.0%
Annualized return on average total shareholders’ equity	13.7%	10.4%
Average total shareholders’ equity to average total assets	8.5%	9.9%
Dividend payout ratio	10.8%	12.6%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•

Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity. The table below presents our average common and total shareholders’ equity.

	Average for the Three Months Ended March
$ in millions	2018	2017
Total shareholders’ equity	$ 82,484	$ 86,813
Preferred stock	(11,366)	(11,203)
Common shareholders’ equity	$ 71,118	$ 75,610

Net Revenues

The table below presents our net revenues by line item in the condensed consolidated statements of earnings.

	Three Months Ended March
$ in millions	2018	2017
Investment banking	$ 1,793	$1,703
Investment management	1,639	1,397
Commissions and fees	862	771
Market making	3,204	2,418
Other principal transactions	1,620	1,221
Total non-interest revenues	9,118	7,510
Interest income	4,230	2,746
Interest expense	3,312	2,230
Net interest income	918	516
Total net revenues	$10,036	$8,026

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

93	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. The first quarter of 2018 was characterized by better prospects for global growth, rising interest rates and higher market volatility. In addition, investor confidence improved and client engagement was higher for our market-making activities. In underwriting and other principal transactions, the environment remained relatively favorable, despite generally lower equity prices and wider credit spreads. In investment management, generally lower equity prices resulted in depreciation in equity assets, although our assets under supervision continued to grow as a result of net inflows in long-term assets.

If market-making activity levels or assets under supervision decline, or if investment banking activity levels or asset prices continue to decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended March 2018 versus March 2017

Net revenues in the condensed consolidated statements of earnings were $10.04 billion for the first quarter of 2018, 25% higher than the first quarter of 2017, due to significantly higher market making revenues, net interest income and other principal transactions revenues. In addition, investment management revenues, commissions and fees and investment banking revenues were higher.

Non-Interest Revenues. Investment banking revenues in the condensed consolidated statements of earnings were $1.79 billion for the first quarter of 2018, 5% higher than the first quarter of 2017. Revenues in financial advisory were significantly lower compared with the first quarter of 2017, reflecting a decrease in industry-wide completed mergers and acquisitions transactions. Revenues in underwriting were significantly higher compared with the first quarter of 2017, due to significantly higher revenues in debt underwriting, reflecting higher revenues from investment-grade, leveraged finance and asset-backed activity, and higher revenues in equity underwriting, primarily due to higher revenues from initial public offerings.

Investment management revenues in the condensed consolidated statements of earnings were $1.64 billion for the first quarter of 2018, 17% higher than the first quarter of 2017, due to higher management and other fees, primarily reflecting higher average assets under supervision, as well as higher incentive fees and higher transaction revenues.

Commissions and fees in the condensed consolidated statements of earnings were $862 million for the first quarter of 2018, 12% higher than the first quarter of 2017, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes.

Market making revenues in the condensed consolidated statements of earnings were $3.20 billion for the first quarter of 2018, 33% higher than the first quarter of 2017, due to significantly higher revenues in both equity cash products and commodities, higher revenues in equity derivative products, interest rate products, currencies and credit products. These results were partially offset by lower revenues in mortgages.

Other principal transactions revenues in the condensed consolidated statements of earnings were $1.62 billion for the first quarter of 2018, 33% higher than the first quarter of 2017, reflecting a significant increase in net gains from private equities, driven by company-specific events and corporate performance, partially offset by significantly lower net gains from public equities.

Net Interest Income. Net interest income in the condensed consolidated statements of earnings was $918 million for the first quarter of 2018, 78% higher than the first quarter of 2017, reflecting a significant increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, increases in total average loans receivable and other interest-earning assets, and higher interest income from financial instruments owned due to higher yields and higher total average balances. The increase in interest income was partially offset by significantly higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, collateralized financings and deposits, and increases in total average long-term borrowings, collateralized financings and deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

Goldman Sachs March 2018 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our operating expenses and total staff (including employees, consultants and temporary staff).

	Three Months Ended March
$ in millions	2018	2017
Compensation and benefits	$ 4,115	$ 3,291
Brokerage, clearing, exchange and distribution fees	844	692
Market development	182	134
Communications and technology	251	223
Depreciation and amortization	299	257
Occupancy	194	176
Professional fees	235	205
Other expenses	497	509
Total non-compensation expenses	2,502	2,196
Total operating expenses	$ 6,617	$ 5,487
Total staff at period-end	37,300	34,100

In the table above, regulatory-related fees that are paid to exchanges, previously reported in other expenses, are now reported in brokerage, clearing, exchange and distribution fees. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Three Months Ended March 2018 versus March 2017. Operating expenses in the condensed consolidated statements of earnings were $6.62 billion for the first quarter of 2018, 21% higher than the first quarter of 2017. The accrual for compensation and benefits expenses in the condensed consolidated statements of earnings was $4.12 billion for the first quarter of 2018, 25% higher than the first quarter of 2017, reflecting a significant increase in net revenues. The ratio of compensation and benefits to net revenues for the first quarter of 2018 was 41.0%, unchanged compared with the first quarter of 2017.

Non-compensation expenses in the condensed consolidated statements of earnings were $2.50 billion for the first quarter of 2018, 14% higher than the first quarter of 2017, largely driven by significantly higher brokerage, clearing, exchange and distribution fees, reflecting an increase in activity levels. In addition, expenses related to consolidated investments and our digital lending and deposit platform, Marcus: by Goldman Sachs (Marcus), were higher, with the increases primarily included in market development expenses, depreciation and amortization expenses and other expenses. Technology expenses increased, reflecting higher expenses related to computing services and software depreciation. The increase in non-compensation expenses compared with the first quarter of 2017 included approximately $50 million related to the new revenue recognition standard. See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

These increases were partially offset by lower net provisions for litigation and regulatory proceedings. Net provisions for litigation and regulatory proceedings for the first quarter of 2018 were $44 million compared with $139 million for the first quarter of 2017.

As of March 2018, total staff increased 2% compared with December 2017.

Provision for Taxes

The effective income tax rate for the first quarter of 2018 was 17.2%, down from the full year tax rate of 61.5% for 2017, as 2017 included the estimated impact of Tax Legislation, which increased our effective income tax rate by 39.5 percentage points. Additionally, the decrease compared with the full year rate for 2017 reflected the impact of the lower U.S. corporate income tax rate in 2018.

The estimated impact of Tax Legislation was an increase in income tax expense of $4.40 billion for 2017. The impact of Tax Legislation may differ from this estimate, possibly materially, due to, among other things, (i) refinement of our calculations based on updated information, (ii) changes in interpretations and assumptions, (iii) guidance that may be issued and (iv) actions we may take as a result of Tax Legislation. During the three months ended March 2018, we did not make any material adjustments to this estimate.

Effective January 1, 2018, Tax Legislation reduced the U.S. corporate tax rate to 21 percent, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2 percent of total deductible expenses to certain foreign subsidiaries. GILTI is a 10.5 percent tax, before allowable credits for foreign taxes paid, on the annual earnings and profits of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. Based on our current understanding of these rules, the impact of BEAT and GILTI was not material to our effective income tax rate in the first quarter of 2018 and is not expected to be material to our effective income tax rate for the remainder of 2018.

95	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended March
$ in millions	2018	2017
Investment Banking
Net revenues	$ 1,793	$1,703
Operating expenses	1,010	975
Pre-tax earnings	$ 783	$ 728
Institutional Client Services
Net revenues	$ 4,385	$3,359
Operating expenses	3,152	2,544
Pre-tax earnings	$ 1,233	$ 815
Investing & Lending
Net revenues	$ 2,087	$1,464
Operating expenses	1,030	750
Pre-tax earnings	$ 1,057	$ 714
Investment Management
Net revenues	$ 1,771	$1,500
Operating expenses	1,425	1,218
Pre-tax earnings	$ 346	$ 282
Total net revenues	$10,036	$8,026
Total operating expenses	6,617	5,487
Total pre-tax earnings	$ 3,419	$2,539

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March
$ in millions	2018	2017
Financial Advisory	$ 586	$ 756
Equity underwriting	410	311
Debt underwriting	797	636
Total Underwriting	1,207	947
Total net revenues	1,793	1,703
Operating expenses	1,010	975
Pre-tax earnings	$ 783	$ 728

The table below presents our financial advisory and underwriting transaction volumes.

Three Months Ended March
$ in billions	2018	2017
Announced mergers and acquisitions	$ 243	$ 163
Completed mergers and acquisitions	$ 141	$ 214
Equity and equity-related offerings	$ 20	$ 17
Debt offerings	$ 76	$ 81

In the table above:

•	Volumes are per Dealogic.

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

Goldman Sachs March 2018 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2018, industry-wide announced and completed mergers and acquisitions transactions declined compared with the fourth quarter of 2017.

In underwriting, the environment was mixed, but remained relatively favorable. Debt underwriting benefited from a slight increase in industry-wide transactions compared with the fourth quarter of 2017 and continued strength in acquisition-related financings.

Equity underwriting was impacted by volatility in the global equity markets as industry-wide equity underwriting transactions declined compared with the fourth quarter of 2017.

In the future, if industry-wide activity levels in mergers and acquisitions or equity underwriting continue to decline or if industry-wide activity levels in debt underwriting decline, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended March 2018 versus March 2017. Net revenues in Investment Banking were $1.79 billion for the first quarter of 2018, 5% higher than the first quarter of 2017.

Net revenues in Financial Advisory were $586 million, 22% lower than the first quarter of 2017, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.

Net revenues in Underwriting were $1.21 billion, 27% higher than the first quarter of 2017, due to significantly higher net revenues in debt underwriting, reflecting higher net revenues from investment-grade, leveraged finance and asset-backed activity, and higher net revenues in equity underwriting, primarily due to higher net revenues from initial public offerings.

Operating expenses were $1.01 billion for the first quarter of 2018, 4% higher than the first quarter of 2017, due to the impact of the new revenue recognition standard. Pre-tax earnings were $783 million in the first quarter of 2018, 8% higher than the first quarter of 2017. See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

As of March 2018, our investment banking transaction backlog increased compared with December 2017, due to significantly higher estimated net revenues from potential advisory transactions, principally related to mergers and acquisitions. This increase was partially offset by lower estimated net revenues from potential debt underwriting transactions, primarily related to investment-grade and leveraged finance transactions, and slightly lower net revenues from potential equity underwriting transactions.

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

Institutional Client Services

Our Institutional Client Services segment consists of:

FICC Client Execution. Includes client execution activities related to making markets in both cash and derivative instruments for interest rate products, credit products, mortgages, currencies and commodities.

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

97	Goldman Sachs March 2018 Form 10-Q

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

The table below presents the operating results of our Institutional Client Services segment.

		Three Months Ended March
$ in millions		2018	2017
FICC Client Execution		$2,074	$1,685
Equities client execution		1,062	552
Commissions and fees		817	738
Securities services		432	384
Total Equities		2,311	1,674
Total net revenues		4,385	3,359
Operating expenses		3,152	2,544
Pre-tax earnings		$1,233	$ 815

The table below presents net revenues of our Institutional Client Services segment by line item in the condensed consolidated statements of earnings. See “Net Revenues” above for further information about market making revenues, commissions and fees, and net interest income.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended March 2018
Market making	$1,812	$1,392	$3,204
Commissions and fees	–	817	817
Net interest income	262	102	364
Total net revenues	$2,074	$2,311	$4,385
Three Months Ended March 2017
Market making	$1,657	$ 761	$2,418
Commissions and fees	–	738	738
Net interest income	28	175	203
Total net revenues	$1,685	$1,674	$3,359

In the table above:

•	The difference between commissions and fees and those in the condensed consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See Note 25 to the condensed consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution, for the periods in the table above, was client activity.

Goldman Sachs March 2018 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2018, the operating environment for Institutional Client Services was characterized by better prospects for global growth, rising interest rates and higher market volatility, with the VIX peaking above 37 in early February. In addition, investor confidence improved and client engagement was higher following a challenging 2017. Global equity markets were higher in January, before decreasing in the second half of the quarter to end generally lower (with the MSCI World Index down 1%). Oil prices increased during the quarter to approximately $65 per barrel (WTI), while natural gas prices declined to $2.73 per million British thermal units. In credit markets, spreads widened during the quarter. If activity levels were to decline, net revenues in Institutional Client Services would likely be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended March 2018 versus March 2017. Net revenues in Institutional Client Services were $4.39 billion for the first quarter of 2018, 31% higher than the first quarter of 2017.

Net revenues in FICC Client Execution were $2.07 billion for the first quarter of 2018, 23% higher than the first quarter of 2017, primarily reflecting the impact of improved market-making conditions on our inventory.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the first quarter of 2017:

•	Net revenues in currencies and commodities were significantly higher, primarily reflecting the impact of improved market-making conditions on our inventory.

•	Net revenues in credit products were significantly higher, primarily reflecting higher client activity.

•	Net revenues in interest rate products were lower, primarily reflecting lower client activity.

•	Net revenues in mortgages were lower, reflecting lower client activity.

Net revenues in Equities were $2.31 billion for the first quarter of 2018, 38% higher than the first quarter of 2017, primarily due to significantly higher net revenues in equities client execution, reflecting significantly higher results in both derivatives and cash products. In addition, commissions and fees were higher, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes. Net revenues in securities services were higher, reflecting higher average customer balances.

Operating expenses were $3.15 billion for the first quarter of 2018, 24% higher than the first quarter of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. In addition, higher brokerage, clearing, exchange and distribution fees were offset by lower net provisions for litigation and regulatory proceedings. Pre-tax earnings were $1.23 billion in the first quarter of 2018, 51% higher than the first quarter of 2017.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March
$ in millions	2018	2017
Equity securities	$1,069	$ 798
Debt securities and loans	1,018	666
Total net revenues	2,087	1,464
Operating expenses	1,030	750
Pre-tax earnings	$1,057	$ 714

Operating Environment. Although the first quarter of 2018 was characterized by generally lower global equity prices and wider credit spreads, our Investing & Lending results were strong. Our investments in equities had net gains from company-specific events, including sales, and corporate performance. Results for investments in debt securities and loans reflected continued growth in loans receivable, resulting in higher net interest income, and mark-to-market gains driven by underlying credit fundamentals and specific events. If macroeconomic concerns negatively affect corporate performance, company-specific events or the funding of loans, or if global equity markets continue to decline or credit spreads continue to widen, net revenues in Investing & Lending would likely be negatively impacted.

99	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended March 2018 versus March 2017. Net revenues in Investing & Lending were $2.09 billion for the first quarter of 2018, 43% higher than the first quarter of 2017.

Net revenues in equity securities were $1.07 billion, including $1.00 billion of net gains from private equities and $70 million in net gains from public equities. Net revenues in equity securities were 34% higher than the first quarter of 2017, reflecting a significant increase in net gains from private equities, driven by company-specific events and corporate performance, partially offset by significantly lower net gains from public equities. Of the $1.07 billion of net revenues in equity securities, approximately 55% was driven by net gains from company-specific events, such as sales, and public equities.

Net revenues in debt securities and loans were $1.02 billion, 53% higher than the first quarter of 2017, primarily driven by significantly higher net interest income (the first quarter of 2018 included more than $550 million of net interest income in debt securities and loans).

Operating expenses were $1.03 billion for the first quarter of 2018, 37% higher than the first quarter of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and increased expenses related to consolidated investments and Marcus. Pre-tax earnings were $1.06 billion in the first quarter of 2018, 48% higher than the first quarter of 2017.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for both the three months ended March 2018 and March 2017.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March
$ in millions	2018	2017
Management and other fees	$1,346	$1,219
Incentive fees	213	121
Transaction revenues	212	160
Total net revenues	1,771	1,500
Operating expenses	1,425	1,218
Pre-tax earnings	$ 346	$ 282

The table below presents our period-end assets under supervision by asset class.

	Three Months Ended March
$ in billions	2018	2017
Alternative investments	$ 168	$ 156
Equity	322	279
Fixed income	668	615
Total long-term AUS	1,158	1,050
Liquidity products	340	323
Total AUS	$1,498	$1,373

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents our period-end assets under supervision by distribution channel.

	Three Months Ended March
$ in billions	2018	2017
Institutional	$ 583	$ 515
High-net-worth individuals	462	435
Third-party distributed	453	423
Total	$1,498	$1,373

Goldman Sachs March 2018 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended March
$ in billions	2018	2017
Beginning balance	$1,494	$1,379
Net inflows/(outflows):
Alternative investments	(1)	2
Equity	5	(3)
Fixed income	9	6
Total long-term AUS net inflows/(outflows)	13	5
Liquidity products	(5)	(35)
Total AUS net inflows/(outflows)	8	(30)
Net market appreciation/(depreciation)	(4)	24
Ending balance	$1,498	$1,373

In the table above, total long-term AUS net inflows/(outflows) for the first quarter of 2017 included $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform.

The table below presents our average monthly assets under supervision by asset class.

	Average for the Three Months Ended March
$ in billions	2018	2017
Alternative investments	$ 169	$ 155
Equity	328	272
Fixed income	665	609
Total long-term AUS	1,162	1,036
Liquidity products	336	339
Total AUS	$1,498	$1,375

Operating Environment. During the first quarter of 2018, Investment Management operated in an environment characterized by generally lower equity prices, resulting in depreciation in equity assets. However, our long-term assets under supervision increased from net inflows in fixed income and equity assets. Liquidity products had seasonal net outflows, which followed net inflows in the fourth quarter of 2017. The mix of our average assets under supervision between long-term assets under supervision and liquidity products was essentially unchanged compared with the fourth quarter of 2017. In the future, if asset prices continue to decline, or investors favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended March 2018 versus March 2017. Net revenues in Investment Management were $1.77 billion for the first quarter of 2018, 18% higher than the first quarter of 2017, due to higher management and other fees, primarily reflecting higher average assets under supervision, as well as higher incentive fees and higher transaction revenues.

During the quarter, total assets under supervision increased $4 billion to $1.50 trillion. Long-term assets under supervision increased $9 billion, due to net inflows of $13 billion, reflecting inflows in fixed income and equity assets, partially offset by net market depreciation of $4 billion, primarily in equity assets. Liquidity products decreased $5 billion.

Operating expenses were $1.43 billion for the first quarter of 2018, 17% higher than the first quarter of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues and, to a lesser extent, the impact of the new revenue recognition standard. Pre-tax earnings were $346 million in the first quarter of 2018, 23% higher than the first quarter of 2017. See Note 3 to the condensed consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Geographic Data

See Note 25 to the condensed consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

101	Goldman Sachs March 2018 Form 10-Q

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

Business risk managers and managers from our independent control and support functions, along with business managers, review current and prior period information and expectations for the year to prepare our balance sheet plan. The specific information reviewed includes asset and liability size and composition, limit utilization, risk and performance measures, and capital usage.

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

Goldman Sachs March 2018 Form 10-Q	102

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

The table below presents our balance sheet allocation.

	As of
$ in millions	March 2018	December 2017
GCLA, segregated assets and other	$297,920	$285,270
Secured client financing	158,394	164,123
Inventory	228,191	216,883
Secured financing agreements	78,740	64,991
Receivables	54,001	36,750
Institutional Client Services	360,932	318,624
Public equity	1,562	2,072
Private equity	21,294	20,253
Total equity	22,856	22,325
Loans receivable	71,697	65,933
Loans, at fair value	14,970	14,877
Total loans	86,667	80,810
Debt securities	8,823	8,797
Other	10,534	8,481
Investing & Lending	128,880	120,413
Total inventory and related assets	489,812	439,037
Other assets	27,409	28,346
Total assets	$973,535	$916,776

The following is a description of the captions in the table above:

•

Global Core Liquid Assets (GCLA), Segregated Assets and Other. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Risk Management — Liquidity Risk Management” below for details on the composition and sizing of our GCLA. We also segregate cash and securities for regulatory and other purposes related to client activity. Securities are segregated from our own inventory, as well as from collateral obtained through securities borrowed or resale agreements. In addition, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

•

Investing & Lending. Our investing & lending activities, which are typically longer-term, include investing and lending activities across various asset classes, primarily debt securities and loans, and public and private equity securities. These activities include making investments, some of which are consolidated, through our merchant banking business and our special situations group. Other Investing & Lending primarily includes receivables from customers and counterparties.

Equity. We make corporate, infrastructure, real estate and other equity-related investments. As of March 2018, approximately 30% of total equity was in investments made in 2011 or earlier, approximately 30% was in investments made during 2012 through 2014, and approximately 40% was in investments made since the beginning of 2015.

The table below presents the percentage concentration of total equity by region.

	As of
$ in millions	March 2018	December 2017
Equity	$22,856	$22,325
Americas	52%	54%
Europe, Middle East and Africa	19%	18%
Asia	29%	28%
Total	100%	100%

103	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Loans. We provide financing to corporate clients and Private Wealth Management (PWM) clients. We also make unsecured and secured loans to retail clients through our digital platforms, Marcus and GS Select, respectively.

The table below presents details about loans.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of March 2018
Loans by Type
Corporate loans	$33,880	$ 4,600	$38,480
Loans to PWM clients	16,946	6,884	23,830
Loans backed by:
Commercial real estate	9,252	1,653	10,905
Residential real estate	6,713	1,003	7,716
Marcus loans	2,384	–	2,384
Other loans	3,286	830	4,116
Allowance for loan losses	(764)	–	(764)
Total	$71,697	$14,970	$86,667
Loans by Region
Americas	65%	15%	80%
Europe, Middle East and Africa	15%	2%	17%
Asia	3%	–%	3%
Total	83%	17%	100%
As of December 2017
Loans by Type
Corporate loans	$30,749	$ 3,924	$34,673
Loans to PWM clients	16,591	7,102	23,693
Loans backed by:
Commercial real estate	7,987	1,825	9,812
Residential real estate	6,234	1,043	7,277
Marcus loans	1,912	–	1,912
Other loans	3,263	983	4,246
Allowance for loan losses	(803)	–	(803)
Total	$65,933	$14,877	$80,810
Loans by Region
Americas	64%	13%	77%
Europe, Middle East and Africa	14%	4%	18%
Asia	4%	1%	5%
Total	82%	18%	100%

See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables and miscellaneous receivables.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of March 2018
Cash and cash equivalents	$120,503	$ –	$ –	$ –	$120,503
Securities purchased under agreements to resell	79,580	28,213	23,288	380	131,461
Securities borrowed	36,265	85,850	55,452	–	177,567
Receivables from brokers, dealers and clearing organizations	–	4,382	33,364	–	37,746
Receivables from customers and counterparties	–	39,949	20,637	9,687	70,273
Loans receivable	–	–	–	71,697	71,697
Financial instruments owned	61,572	–	228,191	47,116	336,879
Subtotal	$297,920	$158,394	$360,932	$128,880	$946,126
Other assets					27,409
Total assets					$973,535
As of December 2017
Cash and cash equivalents	$110,051	$ –	$ –	$ –	$110,051
Securities purchased under agreements to resell	73,277	26,202	20,931	412	120,822
Securities borrowed	49,242	97,546	44,060	–	190,848
Receivables from brokers, dealers and clearing organizations	–	7,712	16,945	19	24,676
Receivables from customers and counterparties	–	32,663	19,805	7,644	60,112
Loans receivable	–	–	–	65,933	65,933
Financial instruments owned	52,700	–	216,883	46,405	315,988
Subtotal	$285,270	$164,123	$318,624	$120,413	$888,430
Other assets					28,346
Total assets					$916,776

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

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2017 to March 2018.

Goldman Sachs March 2018 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of March 2018, total assets in our condensed consolidated statements of financial condition were $973.54 billion, an increase of $56.76 billion from December 2017, primarily reflecting increases in financial instruments owned of $20.89 billion, receivables from brokers, dealers and clearing organizations of $13.07 billion, cash and cash equivalents of $10.45 billion and receivables from customers and counterparties of $10.16 billion, partially offset by a net decrease in collateralized agreements of $2.64 billion. The increase in financial instruments owned primarily reflected higher client activity in equity securities and non-U.S. government and agency obligations. The increases in receivables from brokers, dealers and clearing organizations and receivables from customers and counterparties reflected client activity. The increase in cash and cash equivalents and the net decrease in collateralized agreements reflected the impact of client and firm activity.

As of March 2018, total liabilities in our condensed consolidated statements of financial condition were $889.96 billion, an increase of $55.42 billion from December 2017, primarily reflecting increases in deposits of $12.34 billion, financial instruments sold, but not yet purchased of $12.24 billion, securities sold under agreements to repurchase of $9.97 billion and unsecured long-term borrowings of $8.21 billion. The increase in deposits primarily reflected increases in institutional and Marcus deposits. The increase in financial instruments sold, but not yet purchased reflected higher client activity in equity securities and corporate debt instruments. The increase in securities sold under agreements to repurchase primarily reflected firm and client activity. The increase in unsecured long-term borrowings was primarily due to net new issuances.

As of March 2018 and December 2017, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $94.69 billion and $84.72 billion, respectively, which were both 2% lower than the daily average amount of repurchase agreements over the respective quarters. As of March 2018, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from firm and client activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

The table below presents information about our balance sheet and our leverage ratios.

	As of
$ in millions	March 2018	December 2017
Total assets	$973,535	$916,776
Unsecured long-term borrowings	$225,899	$217,687
Total shareholders’ equity	$ 83,579	$ 82,243
Leverage ratio	11.6x	11.1x
Debt to equity ratio	2.7x	2.6x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the condensed consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
$ in millions, except per share amounts	March 2018	December 2017
Total shareholders’ equity	$ 83,579	$ 82,243
Preferred stock	(11,203)	(11,853)
Common shareholders’ equity	72,376	70,390
Goodwill and identifiable intangible assets	(4,049)	(4,038)
Tangible common shareholders’ equity	$ 68,327	$ 66,352
Book value per common share	$ 186.73	$ 181.00
Tangible book value per common share	$ 176.28	$ 170.61

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

105	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 387.6 million and 388.9 million as of March 2018 and December 2017, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of March 2018 and December 2017, secured funding included in collateralized financings in the condensed consolidated statements of financial condition was $137.93 billion and $124.30 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty roll over probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding included in collateralized financings in the condensed consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of March 2018.

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

Goldman Sachs March 2018 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. As of March 2018 and December 2017, our outstanding borrowings against the Federal Home Loan Bank were $2.90 billion and $3.40 billion, respectively.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of March 2018.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	$ –	$10,627	$3,882	$10,706	$ 25,215
2020	$6,107	$ 7,912	$5,992	$ 6,205	26,216
2021	$3,012	$ 3,597	$7,743	$ 7,583	21,935
2022	$6,042	$ 5,818	$5,458	$ 5,759	23,077
2023	$8,464	$ 3,566	$7,898	$ 3,354	23,282
2024 - thereafter					106,174
Total					$225,899

The weighted average maturity of our unsecured long-term borrowings as of March 2018 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. A growing source of our deposit base consists of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). As of March 2018 and December 2017, our deposits were $150.94 billion and $138.60 billion, respectively. See Note 14 to the condensed consolidated financial statements for further information about our deposits.

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

As of March 2018 and December 2017, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $47.76 billion and $46.92 billion, respectively. See Note 15 to the condensed consolidated financial statements for further information about our unsecured short-term borrowings.

Equity Capital Management and Regulatory Capital

Capital adequacy is of critical importance to us. We have in place a comprehensive capital management policy that provides a framework, defines objectives and establishes guidelines to assist us in maintaining the appropriate level and composition of capital in both business-as-usual and stressed conditions.

Equity Capital Management

We determine the appropriate amount and composition of our equity capital by considering multiple factors including our current and future regulatory capital requirements, the results of our capital planning and stress testing process, the results of resolution capital models and other factors, such as rating agency guidelines, subsidiary capital requirements, the business environment and conditions in the financial markets.

We manage our capital requirements and the levels of our capital usage principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the firmwide and business levels.

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

107	Goldman Sachs March 2018 Form 10-Q

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

With respect to our 2017 CCAR submission, the FRB informed us that it did not object to our capital actions. On April 16, 2018, the Board of Directors of Group Inc. (Board) increased our quarterly dividend by $0.05 to $0.80 per common share. Primarily as a result of the impact of Tax Legislation on our capital position, we do not expect to execute share repurchases in the second quarter of 2018. Subject to non-objection to our capital plan by the FRB and future capital deployment opportunities, we plan to resume repurchases in the third quarter and we currently expect our repurchases of shares of our common stock to be approximately $5 billion to $6 billion per annual CCAR cycle. We published a summary of our annual DFAST results in June 2017. See “Available Information” below. We submitted our 2018 CCAR results in April 2018 and expect to publish a summary of our annual DFAST results in June 2018.

In addition, the rules adopted by the FRB under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2017 annual DFAST results to the FRB in April 2017 and published a summary of its annual DFAST results in June 2017. See “Available Information” below. GS Bank USA submitted its 2018 annual DFAST results to the FRB in April 2018 and expects to publish a summary of its annual DFAST results in June 2018.

Goldman Sachs March 2018 Form 10-Q	108

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our binding capital constraints. We also attribute risk-weighted assets (RWAs) to our business segments. As of March 2018, approximately 60% and 55% of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, respectively, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of March 2018, the remaining share authorization under our existing repurchase program was 44.6 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the condensed consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

Resolution Capital Models. In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P. and Goldman Sachs Asset Management International) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.

In addition, we have established a triggers and alerts framework, which is designed to provide the Board with information needed to make an informed decision on whether and when to commence bankruptcy proceedings for Group Inc.

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

Consolidated Regulatory Capital

We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank (G-SIB).

109	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Capital Framework includes risk-based capital buffers that will phase in ratably, becoming fully effective on January 1, 2019. The minimum risk-based capital ratios applicable to us as of January 2019 will reflect the fully phased-in capital conservation buffer (2.5%), the countercyclical capital buffer, if any, determined by the FRB and the fully phased-in G-SIB buffer (2.5%). Based on financial data for the three months ended March 2018, our current estimate is that we are above the threshold for the 3.0% G-SIB buffer. The earliest this buffer could be effective is January 2021. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

See “Regulatory Matters and Developments — Regulatory Developments” below for information about the FRB’s proposed rule related to the capital conservation buffer. In addition, see Note 20 to the condensed consolidated financial statements for further information about our risk-based capital ratios and leverage ratios as of both March 2018 and December 2017, and for further information about the Capital Framework.

Subsidiary Capital Requirements

Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

Bank Subsidiaries. GS Bank USA is our primary U.S. banking subsidiary and GSIB is our primary non-U.S. banking subsidiary. These entities are subject to regulatory capital requirements.

See Note 20 to the condensed consolidated financial statements for further information about the regulatory capital requirements of our bank subsidiaries.

U.S. Regulated Broker-Dealer Subsidiaries. GS&Co. is our primary U.S. regulated broker-dealer subsidiary and is subject to regulatory capital requirements including those imposed by the SEC and the Financial Industry Regulatory Authority, Inc. In addition, GS&Co. is a registered futures commission merchant and is subject to regulatory capital requirements imposed by the CFTC, the Chicago Mercantile Exchange and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. has elected to calculate its minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

As of March 2018 and December 2017, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $16.27 billion and $15.57 billion, respectively, which exceeded the amount required by $13.85 billion and $13.15 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both March 2018 and December 2017, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.

GSI, our U.K. broker-dealer, is regulated by the PRA and the Financial Conduct Authority. GSI is subject to the capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive (CRD IV) and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on Basel III.

The table below presents GSI’s minimum required risk-based capital ratios.

	March 2018 Minimum Ratio	December 2017 Minimum Ratio
CET1 ratio	7.792%	7.165%
Tier 1 capital ratio	9.768%	9.143%
Total capital ratio	12.394%	11.771%

In the table above, the minimum risk-based capital ratios incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of risk-based capital buffers.

The table below presents GSI’s risk-based capital ratios.

	As of
$ in millions	March 2018	December 2017
Common Equity Tier 1	$ 25,274	$ 24,871
Tier 1 capital	31,070	30,671
Tier 2 capital	5,377	5,377
Total capital	$ 36,447	$ 36,048
RWAs	$233,485	$225,942
CET1 ratio	10.8%	11.0%
Tier 1 capital ratio	13.3%	13.6%
Total capital ratio	15.6%	16.0%

In the table above, CET1, Tier 1 capital and Total capital as of March 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and contributed approximately 17 basis points to the risk-based capital ratios.

Goldman Sachs March 2018 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required minimum leverage ratio is expected to become effective for GSI no earlier than January 1, 2021. As of March 2018 and December 2017, GSI had a leverage ratio of 3.7% and 4.1%, respectively. Tier 1 capital as of March 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and these amounts contributed approximately 5 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of both March 2018 and December 2017, these subsidiaries were in compliance with their local capital adequacy requirements.

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

As of March 2018 and December 2017, Group Inc.’s equity investment in subsidiaries was $94.41 billion and $93.88 billion, respectively, compared with its total shareholders’ equity of $83.58 billion and $82.24 billion, respectively.

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

See “Business — Regulation” in Part I, Item 1 of the 2017 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

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

In December 2017, the FRB and the FDIC provided feedback on our 2017 resolution plan and determined that it satisfactorily addressed the shortcomings identified in our prior submissions. The FRB and the FDIC did not identify deficiencies in our 2017 resolution plan, but the FRB and the FDIC did note one shortcoming that must be addressed in our next resolution plan submission. Our next resolution plan is due on July 1, 2019. See “Available Information” below.

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s next resolution plan is due on July 1, 2018.

111	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Regulatory Developments

In April 2018, the FRB issued a proposed rule to establish stress buffer requirements. Under the proposal, a stress capital buffer (SCB) would replace the 2.5% component of the capital conservation buffer. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s CCAR stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer (SLB) requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio.

Under the proposal, the SCB and SLB requirements would become effective on October 1, 2019.

In addition, in April 2018, the FRB issued a proposed rule which would replace the current 2% SLR buffer for G-SIBs, including Group Inc., with a buffer equal to 50% of their G-SIB buffer. This proposal would also make conforming modifications to the minimum total loss-absorbing capacity (TLAC) and eligible long-term debt requirements applicable to G-SIBs.

We are currently evaluating the impact of these proposed rules.

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the condensed consolidated financial statements.
Leases	See “Contractual Obligations” below and Note 18 to the condensed consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the condensed consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the condensed consolidated financial statements.

Goldman Sachs March 2018 Form 10-Q	112

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

Our obligations to make future cash payments also include our commitments and guarantees related to off-balance-sheet arrangements, which are excluded from the table below. See Note 18 to the condensed consolidated financial statements for further information about such commitments and guarantees.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the table below. See Note 24 to the condensed consolidated financial statements for further information about our unrecognized tax benefits.

The table below presents our contractual obligations by type.

As of
$ in millions	March 2018	December 2017
Time deposits	$ 29,959	$ 30,075
Secured long-term financings	$ 10,774	$ 9,892
Unsecured long-term borrowings	$225,899	$217,687
Contractual interest payments	$ 55,470	$ 54,489
Subordinated liabilities of consolidated VIEs	$ 15	$ 19
Minimum rental payments	$ 2,308	$ 1,964

The table below presents our contractual obligations by period of expiration.

	As of March 2018
$ in millions	Remainder of 2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Time deposits	$ –	$14,665	$ 8,856	$ 6,438
Secured long-term financings	$ –	$ 5,371	$ 3,008	$ 2,395
Unsecured long-term borrowings	$ –	$51,431	$45,012	$129,456
Contractual interest payments	$4,878	$12,137	$ 9,171	$ 29,284
Subordinated liabilities of consolidated VIEs	$ –	$ –	$ –	$ 15
Minimum rental payments	$ 234	$ 588	$ 395	$ 1,091

In the table above:

•

Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holders are excluded as they are treated as short-term obligations. See Note 15 to the condensed consolidated financial statements for further information about our short-term borrowings.

•

Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

•

As of March 2018, unsecured long-term borrowings had maturities extending to 2067, consisted principally of senior borrowings, and included $4.65 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the condensed consolidated financial statements for further information about our unsecured long-term borrowings.

•

As of March 2018, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of March 2018, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.03 billion.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2018, and includes stated coupons, if any, on structured notes.

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

113	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk Management

Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management” below. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” below and “Risk Factors” in Part I, Item 1A of the 2017 Form 10-K.

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

Goldman Sachs March 2018 Form 10-Q	114

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

We also apply a rigorous framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits and thresholds included in our risk appetite statement, at firmwide, business and product levels. In addition, the Firmwide Risk Committee is responsible for approving our risk limits framework, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. The Risk Governance Committee (through delegated authority from the Firmwide Risk Committee) is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among revenue-producing units, independent control and support functions, committees and senior management, as well as rapid escalation of risk-related matters. See “Liquidity Risk Management,” “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

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

115	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, independent control and support functions, which report to the chief executive officer, the president and chief operating officer, the chief financial officer or the chief risk officer, are responsible for day-to-day oversight or monitoring of risk, as illustrated in the chart below and as described in greater detail in the following sections. Internal Audit, which reports to the Audit Committee of the Board and includes professionals with a broad range of audit and industry experience, including risk management expertise, is responsible for independently assessing and validating key controls within the risk management framework.

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

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and reports to the Management Committee. This committee periodically updates and receives guidance from the Public Responsibilities Committee of the Board. This committee has also established certain committees that report to it, including divisional Client and Business Standards Committees and risk-related committees. The following are the risk-related committees that report to the Firmwide Client and Business Standards Committee:

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as requiring mandatory escalation to the Firmwide Reputational Risk Committee or that otherwise have potential heightened reputational risk. This committee is chaired by the chair of the Firmwide Client and Business Standards Committee, and the vice-chairs are the head of Compliance and the head of the Conflicts Resolution Group, who are appointed as vice-chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs March 2018 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. The Firmwide Risk Committee approves our financial risk limits framework, metrics and methodologies, and reviews results of stress tests and scenario analyses. This committee is co-chaired by our chief financial officer and our chief risk officer, who are appointed as co-chairs by the chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

•

Firmwide Finance Committee. The Firmwide Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet, capital base and other financial resources, as well as credit ratings. This committee regularly reviews our liquidity, balance sheet, funding position, capitalization and other financial resources, approves related policies, and makes recommendations as to any adjustments to be made in light of current events, risks, exposures and regulatory requirements. As a part of such oversight, among other things, this committee reviews and approves balance sheet limits and the size of our GCLA. This committee is co-chaired by our chief risk officer and our global treasurer, who are appointed as co-chairs by the Firmwide Risk Committee.

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management and the head of the Europe, Middle East and Africa Financing Group. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for the ongoing review, approval and monitoring of the ERM framework and for providing oversight of our aggregate financial and nonfinancial risks. This committee is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as co-chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the head of regulatory controllers and the co-head of Europe, Middle East and Africa FICC sales, who are appointed as co-chairs by the chairs of the Firmwide Enterprise Risk Committee.

117	Goldman Sachs March 2018 Form 10-Q

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

As a general matter, Conflicts reviews financing and advisory assignments in Investment Banking and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. Conflicts reports to our president and chief operating officer.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations.

Goldman Sachs March 2018 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Risk Management

Overview

Liquidity risk is the risk that we will be unable to fund the firm or meet our liquidity needs in the event of firm-specific, broader industry or market liquidity stress events. Liquidity is of critical importance to us, as most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, we have in place a comprehensive and conservative set of liquidity and funding policies. Our principal objective is to be able to fund the firm and to enable our core businesses to continue to serve clients and generate revenues, even under adverse circumstances.

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

GCLA. GCLA is liquidity that we maintain to meet a broad range of potential cash outflows and collateral needs in a stressed environment. Our most important liquidity policy is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our GCLA would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of resale agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

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

119	Goldman Sachs March 2018 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2018, Group Inc. had $30.31 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $37.94 billion invested in GSI, a regulated U.K. broker-dealer; $2.87 billion invested in GSJCL, a regulated Japanese broker-dealer; $30.35 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.90 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $111.43 billion of unsubordinated loans (including secured loans of $45.42 billion), and $13.20 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of March 2018. In addition, as of March 2018, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs March 2018 Form 10-Q	120

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

•	Contingent: Repurchases of our outstanding long-term debt, commercial paper and hybrid financial instruments in the ordinary course of business as a market maker.

Deposits

•	Contractual: All upcoming maturities of term deposits. We assume that we will be unable to raise new term deposits or roll over any maturing term deposits.

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

121	Goldman Sachs March 2018 Form 10-Q

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

Resolution Liquidity Models. In connection with our resolution planning efforts, we have established our Resolution Liquidity Adequacy and Positioning framework, which estimates liquidity needs of our major subsidiaries in a stressed environment. The liquidity needs are measured using our Modeled Liquidity Outflow assumptions and include certain additional inter-affiliate exposures. We have also established our Resolution Liquidity Execution Need framework, which measures the liquidity needs of our major subsidiaries to stabilize and wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.

In addition, we have established a triggers and alerts framework, which is designed to provide the Board with information needed to make an informed decision on whether and when to commence bankruptcy proceedings for Group Inc.

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

Goldman Sachs March 2018 Form 10-Q	122

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

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2018 and December 2017 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The table below presents the average fair value of the securities and certain overnight cash deposits that are included in our GCLA.

	Average for the Three Months Ended
$ in millions	March 2018	December 2017
U.S. dollar-denominated	$150,070	$157,097
Non-U.S. dollar-denominated	78,955	64,155
Total	$229,025	$221,252

The table below presents the average fair value of our GCLA by asset class.

	Average for the Three Months Ended
$ in millions	March 2018	December 2017
Overnight cash deposits	$102,334	$ 91,716
U.S. government obligations	69,632	80,156
U.S. agency obligations	9,429	9,538
Non-U.S. government obligations	47,630	39,842
Total	$229,025	$221,252

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

The table below presents the average GCLA of Group Inc. and Funding IHC, and Group Inc.’s major broker-dealer and bank subsidiaries.

	Average for the Three Months Ended
$ in millions	March 2018	December 2017
Group Inc. and Funding IHC	$ 41,059	$ 39,993
Major broker-dealer subsidiaries	103,423	101,349
Major bank subsidiaries	84,543	79,910
Total	$229,025	$221,252

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $170.17 billion and $173.09 billion for the three months ended March 2018 and December 2017, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

123	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

As a BHC, we are subject to a minimum Liquidity Coverage Ratio (LCR) under the LCR rule approved by the U.S. federal bank regulatory agencies. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100%.

The table below presents information about our average daily LCR.

$ in millions	Average for the Three Months Ended March 2018
Total HQLA	$224,134
Eligible HQLA	$161,823
Net cash outflows	$125,816
LCR	129%

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

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2018, GS Bank USA’s LCR exceeded the minimum requirement. The U.S. federal bank regulatory agencies’ proposed NSFR requirement described above would also apply to GS Bank USA.

•

GSI. GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended March 2018 exceeded the minimum requirement.

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

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2017 Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc. by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

As of March 2018
	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs March 2018 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of March 2018
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Negative	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A	A1	N/A
Ratings outlook	Stable	Negative	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Ratings outlook	Stable	Negative	Stable

During the first quarter of 2018, Moody’s changed the outlook for GS Bank USA, GSIB and GSI from stable to negative.

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.

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

See Note 7 to the condensed consolidated financial statements for further information about derivatives with credit-related contingent features and the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called by counterparties in the event of a one-notch and two-notch downgrade in our credit ratings.

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

Three Months Ended March 2018. Our cash and cash equivalents increased by $10.45 billion to $120.50 billion at the end of the first quarter of 2018, primarily due to net cash generated from financing activities partially offset by net cash used for investing activities. The net cash generated from financing activities primarily reflected net issuances of unsecured long-term borrowings and increases in institutional and Marcus deposits. The net cash used for investing activities was primarily to fund loans receivable to corporate borrowers and loans backed by commercial real estate, and investments in U.S. government and agency obligations accounted for as available-for-sale.

Three Months Ended March 2017. Our cash and cash equivalents increased by $1.32 billion to $123.04 billion at the end of the first quarter of 2017. We generated $6.26 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings. We used $3.39 billion in net cash from operating activities, primarily related to an increase in financial instruments owned and receivables from customers and counterparties, partially offset by a decrease in collateralized transactions. We used $1.55 billion in net cash from investing activities, primarily related to purchases of property, leasehold improvements and equipment and to fund loans receivable.

125	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Market Risk Management

Overview

Market risk is the risk of loss in the value of our inventory, as well as certain other financial assets and financial liabilities, due to changes in market conditions. We employ a variety of risk measures, each described in the respective sections below, to monitor market risk. We hold inventory primarily for market making for our clients and for our investing and lending activities. Our inventory, therefore, changes based on client demands and our investment opportunities. Our inventory is accounted for at fair value and therefore fluctuates on a daily basis, with the related gains and losses included in market making and other principal transactions. Categories of market risk include the following:

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

Market Risk Management Process

We manage our market risk by diversifying exposures, controlling position sizes and establishing economic hedges in related securities or derivatives. This process includes:

•	Accurate and timely exposure information incorporating multiple risk metrics;

•	A dynamic limit-setting framework; and

•	Constant communication among revenue-producing units, risk managers and senior management.

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

Goldman Sachs March 2018 Form 10-Q	126

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

127	Goldman Sachs March 2018 Form 10-Q

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

Metrics

We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business and region. The tables below present average daily VaR and period-end VaR, as well as the high and low VaR for the period. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

The table below presents average daily VaR by risk category.

	Three Months Ended
$ in millions	March 2018	December 2017	March 2017
Interest rates	$ 54	$ 40	$ 44
Equity prices	34	28	26
Currency rates	10	9	19
Commodity prices	9	9	18
Diversification effect	(34)	(32)	(43)
Total	$ 73	$ 54	$ 64

Our average daily VaR increased to $73 million for the first quarter of 2018 from $54 million for the fourth quarter of 2017, primarily due to increases in the interest rates and equity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to increased exposures.

Our average daily VaR increased to $73 million for the first quarter of 2018 from $64 million for the first quarter of 2017, due to increases in the interest rates and equity prices categories and a decrease in the diversification effect, partially offset by decreases in the currency rates and commodity prices categories. The overall increase was primarily due to increased exposures.

Goldman Sachs March 2018 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents period-end VaR by risk category.

	As of
$ in millions	March 2018	December 2017	March 2017
Interest rates	$ 59	$ 48	$ 43
Equity prices	37	31	27
Currency rates	9	7	11
Commodity prices	10	9	22
Diversification effect	(36)	(30)	(49)
Total	$ 79	$ 65	$ 54

Our daily VaR increased to $79 million as of March 2018 from $65 million as of December 2017, primarily due to increases in the interest rates and equity prices categories, partially offset by an increase in the diversification effect. The overall increase was due to higher levels of volatility and increased exposures.

Our daily VaR increased to $79 million as of March 2018 from $54 million as of March 2017, primarily due to increases in the interest rates and equity prices categories and a decrease in the diversification effect, partially offset by a decrease in the commodity prices category. The overall increase was primarily due to increased exposures.

During the first quarter of 2018, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

	Three Months Ended March 2018
$ in millions	High	Low
Interest rates	$61	$45
Equity prices	$45	$27
Currency rates	$14	$ 7
Commodity prices	$11	$ 8

The high and low total VaR was $86 million and $54 million, respectively, for the three months ended March 2018.

The chart below reflects our daily VaR for the three months ended March 2018.

The chart below presents the frequency distribution of our daily net revenues for positions included in VaR for the three months ended March 2018.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR during the first quarter of 2018 (i.e., a VaR exception).

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

129	Goldman Sachs March 2018 Form 10-Q

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

	As of
$ in millions	March 2018	December 2017	March 2017
Equity	$2,064	$2,096	$2,116
Debt	1,609	1,606	1,653
Total	$3,673	$3,702	$3,769

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•

Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•

Equity and debt funded positions are included in our condensed consolidated statements of financial condition in financial instruments owned. See Note 6 to the condensed consolidated financial statements for further information about cash instruments.

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both March 2018 and December 2017. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $38 million and $35 million as of March 2018 and December 2017, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. Loans receivable as of March 2018 and December 2017 were $71.70 billion and $65.93 billion, respectively, substantially all of which had floating interest rates. As of March 2018 and December 2017, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $569 million and $527 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the condensed consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of March 2018 and December 2017, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the condensed consolidated financial statements for further information about such lending commitments.

In addition, we make investments in securities that are accounted for as available-for-sale and included in financial instruments owned in the condensed consolidated statements of financial condition. See Note 6 to the condensed consolidated financial statements for further information.

We also make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in other assets. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 13 to the condensed consolidated financial statements for further information about other assets.

Goldman Sachs March 2018 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Statement Linkages to Market Risk Measures

We employ a variety of risk measures, each described in the respective sections above, to monitor market risk across the condensed consolidated statements of financial condition and condensed consolidated statements of earnings. The related gains and losses on these positions are included in market making, other principal transactions, interest income and interest expense in the condensed consolidated statements of earnings, and debt valuation adjustment in the condensed consolidated statements of comprehensive income.

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

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent control and support functions such as operations, legal and compliance.

131	Goldman Sachs March 2018 Form 10-Q

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

Goldman Sachs March 2018 Form 10-Q	132

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

Credit Exposures

As of March 2018, our aggregate credit exposure increased as compared with December 2017, primarily reflecting an increase in loans and lending commitments and receivables from clearing organizations. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged as compared with December 2017. Our credit exposure to counterparties that defaulted during the three months ended March 2018 was lower as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the three months ended March 2018 remained low, representing less than 0.5% of our total credit exposure, and estimated losses compared with the same prior year period were lower and not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly rated banks and central banks.

The table below presents our credit exposure from unrestricted cash and cash equivalents, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	March 2018	December 2017
Cash and Cash Equivalents	$95,539	$91,609
Industry
Financial Institutions	16%	17%
Sovereign	84%	83%
Total	100%	100%
Region
Americas	59%	64%
Europe, Middle East and Africa	25%	22%
Asia	16%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	71%	72%
AA	8%	9%
A	20%	18%
BBB	1%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $24.96 billion and $18.44 billion as of March 2018 and December 2017, respectively.

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

133	Goldman Sachs March 2018 Form 10-Q

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

The table below presents our credit exposure from OTC derivatives, and the related percentage concentration by industry and region.

	As of
$ in millions	March 2018	December 2017
OTC Derivatives	$45,248	$45,036
Industry
Consumer, Retail & Healthcare	2%	2%
Diversified Industrials	5%	5%
Financial Institutions	24%	24%
Funds	25%	25%
Municipalities & Nonprofit	5%	6%
Natural Resources & Utilities	9%	10%
Sovereign	17%	17%
Technology, Media & Telecommunications	6%	4%
Other (including Special Purpose Vehicles)	7%	7%
Total	100%	100%
Region
Americas	30%	33%
Europe, Middle East and Africa	61%	59%
Asia	9%	8%
Total	100%	100%

The table below presents the distribution of our credit exposure to OTC derivatives by tenor, both before and after the effect of collateral and netting agreements.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2018
Less than 1 year	$ 17,095	$ 6,091	$ 23,186
1 - 5 years	23,580	5,490	29,070
Greater than 5 years	63,663	4,347	68,010
Total	104,338	15,928	120,266
Netting	(67,868)	(7,150)	(75,018)
OTC derivative assets	$ 36,470	$ 8,778	$ 45,248
Net credit exposure	$ 21,305	$ 7,975	$ 29,280
As of December 2017
Less than 1 year	$ 16,232	$ 4,854	$ 21,086
1 - 5 years	23,817	5,465	29,282
Greater than 5 years	62,103	4,441	66,544
Total	102,152	14,760	116,912
Netting	(65,039)	(6,837)	(71,876)
OTC derivative assets	$ 37,113	$ 7,923	$ 45,036
Net credit exposure	$ 22,366	$ 7,248	$ 29,614

In the table above:

•	Tenor is based on remaining contractual maturity.

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

Goldman Sachs March 2018 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The tables below present the distribution of our credit exposure to OTC derivatives by tenor and our internally determined public rating agency equivalents.

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2018
Less than 1 year	$ 1,219	$ 3,243	$ 6,926	$ 5,707	$ 17,095
1 - 5 years	1,423	4,535	11,224	6,398	23,580
Greater than 5 years	2,879	13,934	26,100	20,750	63,663
Total	5,521	21,712	44,250	32,855	104,338
Netting	(3,160)	(10,957)	(32,741)	(21,010)	(67,868)
OTC derivative assets	$ 2,361	$ 10,755	$ 11,509	$ 11,845	$ 36,470
Net credit exposure	$ 1,825	$ 7,857	$ 4,672	$ 6,951	$ 21,305
As of December 2017
Less than 1 year	$ 663	$ 3,028	$ 7,806	$ 4,735	$ 16,232
1 - 5 years	1,231	4,770	11,975	5,841	23,817
Greater than 5 years	3,263	16,990	21,857	19,993	62,103
Total	5,157	24,788	41,638	30,569	102,152
Netting	(2,678)	(11,131)	(32,143)	(19,087)	(65,039)
OTC derivative assets	$ 2,479	$ 13,657	$ 9,495	$ 11,482	$ 37,113
Net credit exposure	$ 2,245	$ 8,140	$ 5,077	$ 6,904	$ 22,366

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of March 2018
Less than 1 year	$ 5,589	$ 502	$ 6,091
1 - 5 years	5,486	4	5,490
Greater than 5 years	4,228	119	4,347
Total	15,303	625	15,928
Netting	(7,127)	(23)	(7,150)
OTC derivative assets	$ 8,176	$ 602	$ 8,778
Net credit exposure	$ 7,451	$ 524	$ 7,975
As of December 2017
Less than 1 year	$ 4,603	$ 251	$ 4,854
1 - 5 years	5,458	7	5,465
Greater than 5 years	4,401	40	4,441
Total	14,462	298	14,760
Netting	(6,814)	(23)	(6,837)
OTC derivative assets	$ 7,648	$ 275	$ 7,923
Net credit exposure	$ 7,044	$ 204	$ 7,248

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

The table below presents our credit exposure from commercial loans and lending commitments, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	March 2018	December 2017
Loans and Lending Commitments	$204,485	$198,012
Industry
Consumer, Retail & Healthcare	21%	23%
Diversified Industrials	15%	13%
Financial Institutions	8%	7%
Funds	3%	3%
Natural Resources & Utilities	13%	14%
Real Estate	9%	12%
Technology, Media & Telecommunications	20%	19%
Other (including Special Purpose Vehicles)	11%	9%
Total	100%	100%
Region
Americas	74%	73%
Europe, Middle East and Africa	23%	24%
Asia	3%	3%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	2%	2%
AA	4%	4%
A	20%	17%
BBB	29%	32%
BB or lower	45%	45%
Total	100%	100%

•

PWM and Retail Lending. We extend loans and lending commitments to our PWM clients that are primarily secured by residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value.

In addition, we extend unsecured loans to retail clients through Marcus. See Note 9 to the condensed consolidated financial statements for further information about the credit quality indicators of such loans.

We also have other retail lending exposures, which includes purchased loans and commitments to purchase loans (including distressed loans) and securities. Such loans and securities are primarily backed by residential real estate.

135	Goldman Sachs March 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our credit exposure from PWM, Marcus and other retail lending, and the related percentage concentration by region.

$ in millions	PWM	Marcus	Other Retail Lending
As of March 2018
Credit Exposure	$25,473	$2,384	$10,733
Americas	89%	100%	80%
Europe, Middle East and Africa	6%	–%	20%
Asia	5%	–%	–%
Total	100%	100%	100%
As of December 2017
Credit Exposure	$24,855	$1,912	$10,242
Americas	90%	100%	74%
Europe, Middle East and Africa	5%	–%	26%
Asia	5%	–%	–%
Total	100%	100%	100%

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

The table below presents our credit exposure from secured financing transactions, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	March 2018	December 2017
Secured Financing Transactions	$27,184	$29,071
Industry
Financial Institutions	34%	29%
Funds	31%	28%
Municipalities & Nonprofit	5%	6%
Sovereign	30%	36%
Other (including Special Purpose Vehicles)	–%	1%
Total	100%	100%
Region
Americas	30%	30%
Europe, Middle East and Africa	46%	46%
Asia	24%	24%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	13%	12%
AA	32%	33%
A	33%	35%
BBB	12%	10%
BB or lower	10%	10%
Total	100%	100%

The table above reflects both netting agreements and collateral that management considers when determining credit risk.

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

Goldman Sachs March 2018 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our other credit exposures, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	March 2018	December 2017
Other Credit Exposures	$38,767	$34,323
Industry
Financial Institutions	89%	88%
Funds	6%	6%
Natural Resources & Utilities	1%	3%
Other (including Special Purpose Vehicles)	4%	3%
Total	100%	100%
Region
Americas	46%	41%
Europe, Middle East and Africa	42%	49%
Asia	12%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	3%
AA	53%	51%
A	27%	27%
BBB	6%	7%
BB or lower	10%	12%
Unrated	1%	–%
Total	100%	100%

The table above reflects collateral that management considers when determining credit risk.

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

The debt crisis in Mozambique has resulted in credit rating downgrades and Venezuela has delayed payments on its sovereign debt. Our total credit and market exposure to each of Mozambique and Venezuela as of March 2018 was not material.

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

Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

137	Goldman Sachs March 2018 Form 10-Q

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

Risk Measurement

We measure our operational risk exposure over a twelve-month time horizon using both statistical modeling and scenario analyses, which involve qualitative and quantitative assessments of internal and external operational risk event data and internal control factors for each of our businesses. Operational risk measurement also incorporates an assessment of business environment factors including but not limited to:

•	Evaluations of the complexity of our business activities;

•	The degree of automation in our processes;

•	New activity information;

•	The legal and regulatory environment; and

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties.

Goldman Sachs March 2018 Form 10-Q	138

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

139	Goldman Sachs March 2018 Form 10-Q

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

From time to time, we use our website, our Twitter account (twitter.com/GoldmanSachs) and other social media channels as additional means of disclosing public information to investors, the media and others interested in Goldman Sachs. It is possible that certain information we post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we post on our website and on the social media channels identified above. The information on our website and our social media channels is not incorporated by reference into this Form 10-Q.

Goldman Sachs March 2018 Form 10-Q	140

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and TLAC rules applicable to banks and BHCs, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the condensed consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about the estimated effects of Tax Legislation, statements about our average LCR and statements about the level of capital actions.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2017 Form 10-K.

Statements about our investment banking transaction backlog are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2017 Form 10-K.

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

We have provided in this filing information regarding our liquidity ratios, including our NSFR. The statements with respect to these ratios are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant regulatory rules, guidance and proposals, and reflect significant assumptions concerning the treatment of various assets and liabilities and the manner in which the ratios are calculated. As a result, the methods used to calculate these ratios may differ, possibly materially, from those used in calculating our liquidity ratios for any future disclosures. The ultimate methods of calculating the ratios will depend on, among other things, implementation guidance or further rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

141	Goldman Sachs March 2018 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 2018.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January 2018	464,364	$263.21	463,244	47,163,186
February 2018	1,108,976	$263.07	1,108,976	46,054,210
March 2018	1,454,404	$265.63	1,454,404	44,599,806
Total	3,027,744		3,026,624

In the table above, total shares purchased during January 2018 included 1,120 shares remitted to satisfy minimum statutory withholding taxes on the delivery of equity-based awards.

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

Goldman Sachs March 2018 Form 10-Q	142

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018 and March 31, 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and year ended December 31, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Title:		Chief Financial Officer
Date:		May 3, 2018

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		May 3, 2018

143	Goldman Sachs March 2018 Form 10-Q