Form 10-Q
period 2018-06-30
GOLDMAN SACHS GROUP INC
filed 2018-08-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 20, 2018, there were 377,556,226 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

Goldman Sachs June 2018 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2018	2017	2018	2017
Revenues
Investment banking	$2,045	$1,730	$ 3,838	$ 3,433
Investment management	1,728	1,433	3,367	2,830
Commissions and fees	795	794	1,657	1,565
Market making	2,546	1,915	5,750	4,333
Other principal transactions	1,286	1,227	2,906	2,448
Total non-interest revenues	8,400	7,099	17,518	14,609
Interest income	4,920	3,220	9,150	5,966
Interest expense	3,918	2,432	7,230	4,662
Net interest income	1,002	788	1,920	1,304
Net revenues, including net interest income	9,402	7,887	19,438	15,913
Operating expenses
Compensation and benefits	3,466	3,233	7,581	6,524
Brokerage, clearing, exchange and distribution fees	812	741	1,656	1,433
Market development	183	141	365	275
Communications and technology	260	224	511	447
Depreciation and amortization	335	265	634	522
Occupancy	197	190	391	366
Professional fees	223	229	458	434
Other expenses	650	355	1,147	864
Total non-compensation expenses	2,660	2,145	5,162	4,341
Total operating expenses	6,126	5,378	12,743	10,865
Pre-tax earnings	3,276	2,509	6,695	5,048
Provision for taxes	711	678	1,298	962
Net earnings	2,565	1,831	5,397	4,086
Preferred stock dividends	217	200	312	293
Net earnings applicable to common shareholders	$2,348	$1,631	$ 5,085	$ 3,793
Earnings per common share
Basic	$ 6.04	$ 4.00	$ 13.07	$ 9.24
Diluted	$ 5.98	$ 3.95	$ 12.93	$ 9.10
Dividends declared per common share	$ 0.80	$ 0.75	$ 1.55	$ 1.40
Average common shares
Basic	387.8	406.1	388.4	409.3
Diluted	392.6	413.3	393.2	416.7

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Net earnings	$2,565	$1,831	$5,397	$4,086
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(2)	29	–	13
Debt valuation adjustment	878	(275)	1,148	(414)
Pension and postretirement liabilities	(1)	–	(5)	1
Available-for-sale securities	(63)	1	(221)	1
Other comprehensive income/(loss)	812	(245)	922	(399)
Comprehensive income	$3,377	$1,586	$6,319	$3,687

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2018 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions	June 2018	December 2017
Assets
Cash and cash equivalents	$131,417	$110,051
Collateralized agreements:
Securities purchased under agreements to resell (includes $135,035 and $120,420 at fair value)	135,180	120,822
Securities borrowed (includes $42,198 and $78,189 at fair value)	162,825	190,848
Receivables:
Brokers, dealers and clearing organizations	28,859	24,676
Customers and counterparties (includes $1,967 and $3,526 at fair value)	59,778	60,112
Loans receivable	74,082	65,933
Financial instruments owned (at fair value and includes $71,384 and $50,335 pledged as collateral)	347,959	315,988
Other assets	28,510	28,346
Total assets	$968,610	$916,776
Liabilities and shareholders’ equity
Deposits (includes $25,634 and $22,902 at fair value)	$153,441	$138,604
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	93,219	84,718
Securities loaned (includes $6,351 and $5,357 at fair value)	16,300	14,793
Other secured financings (includes $26,260 and $24,345 at fair value)	26,379	24,788
Payables:
Brokers, dealers and clearing organizations	9,579	6,672
Customers and counterparties	183,038	171,497
Financial instruments sold, but not yet purchased (at fair value)	112,747	111,930
Unsecured short-term borrowings (includes $19,598 and $16,904 at fair value)	44,390	46,922
Unsecured long-term borrowings (includes $41,944 and $38,638 at fair value)	227,354	217,687
Other liabilities (includes $108 and $268 at fair value)	15,564	16,922
Total liabilities	882,011	834,533
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,853	11,203	11,853
Common stock; 890,582,030 and 884,592,863 shares issued, and 377,879,137 and 374,808,805 shares outstanding	9	9
Share-based awards	2,581	2,777
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	54,000	53,357
Retained earnings	95,941	91,519
Accumulated other comprehensive loss	(958)	(1,880)
Stock held in treasury, at cost; 512,702,895 and 509,784,060 shares	(76,177)	(75,392)
Total shareholders’ equity	86,599	82,243
Total liabilities and shareholders’ equity	$968,610	$916,776

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

$ in millions	Six Months Ended June 2018	Year Ended December 2017
Preferred stock
Beginning balance	$ 11,853	$ 11,203
Issued	–	1,500
Redeemed	(650)	(850)
Ending balance	11,203	11,853
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance, as previously reported	2,777	3,914
Cumulative effect of the change in accounting principle related to forfeiture of share-based awards	–	35
Beginning balance, adjusted	2,777	3,949
Issuance and amortization of share-based awards	991	1,810
Delivery of common stock underlying share-based awards	(1,148)	(2,704)
Forfeiture of share-based awards	(29)	(89)
Exercise of share-based awards	(10)	(189)
Ending balance	2,581	2,777
Additional paid-in capital
Beginning balance	53,357	52,638
Delivery of common stock underlying share-based awards	1,677	2,934
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,049)	(2,220)
Preferred stock issuance costs, net of reversals upon redemption	15	8
Cash settlement of share-based awards	–	(3)
Ending balance	54,000	53,357
Retained earnings
Beginning balance, as previously reported	91,519	89,039
Cumulative effect of the change in accounting principle related to:
Revenue recognition from contracts with clients, net of tax	(53)	–
Forfeiture of share-based awards, net of tax	–	(24)
Beginning balance, adjusted	91,466	89,015
Net earnings	5,397	4,286
Dividends and dividend equivalents declared on common stock and share-based awards	(610)	(1,181)
Dividends declared on preferred stock	(297)	(587)
Preferred stock redemption premium	(15)	(14)
Ending balance	95,941	91,519
Accumulated other comprehensive loss
Beginning balance	(1,880)	(1,216)
Other comprehensive income/(loss)	922	(664)
Ending balance	(958)	(1,880)
Stock held in treasury, at cost
Beginning balance	(75,392)	(68,694)
Repurchased	(800)	(6,721)
Reissued	16	34
Other	(1)	(11)
Ending balance	(76,177)	(75,392)
Total shareholders’ equity	$ 86,599	$ 82,243

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2018 Form 10-Q	4

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June
$ in millions	2018	2017
Cash flows from operating activities
Net earnings	$ 5,397	$ 4,086
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	634	522
Share-based compensation	1,505	1,452
Gain related to extinguishment of subordinated borrowings	–	(108)
Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	10,355	(14,527)
Collateralized transactions (excluding other secured financings), net	23,673	23,971
Financial instruments owned (excluding available-for-sale securities)	(31,730)	(31,864)
Financial instruments sold, but not yet purchased	645	472
Other, net	(2,845)	1,899
Net cash provided by/(used for) operating activities	7,634	(14,097)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(3,751)	(1,520)
Proceeds from sales of property, leasehold improvements and equipment	1,946	202
Net cash used for business acquisitions	(149)	(1,086)
Purchase of investments	(3,200)	(728)
Proceeds from sales and paydowns of investments	303	888
Loans receivable, net	(7,952)	(4,462)
Net cash used for investing activities	(12,803)	(6,706)
Cash flows from financing activities
Unsecured short-term borrowings, net	1,954	(28)
Other secured financings (short-term), net	3,623	(881)
Proceeds from issuance of other secured financings (long-term)	2,458	4,683
Repayment of other secured financings (long-term), including the current portion	(4,691)	(3,151)
Purchase of Trust Preferred Securities	(35)	(62)
Proceeds from issuance of unsecured long-term borrowings	31,128	31,654
Repayment of unsecured long-term borrowings, including the current portion	(20,045)	(19,335)
Derivative contracts with a financing element, net	702	1,002
Deposits, net	14,837	1,446
Preferred stock redemption	(650)	–
Common stock repurchased	(800)	(2,969)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,049)	(1,507)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(907)	(876)
Proceeds from issuance of common stock, including exercise of share-based awards	10	7
Cash settlement of share-based awards	–	(3)
Net cash provided by financing activities	26,535	9,980
Net increase/(decrease) in cash and cash equivalents	21,366	(10,823)
Cash and cash equivalents, beginning balance	110,051	121,711
Cash and cash equivalents, ending balance	$131,417	$110,888

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $7.62 billion and $6.28 billion, and cash payments for income taxes, net of refunds, were $547 million and $464 million during the six months ended June 2018 and June 2017, respectively. Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the six months ended June 2018:

•

The firm received $419 million of loans receivable and $90 million of held-to-maturity securities in connection with the securitization of financial instruments owned and held for sale loans included in receivables from customers and counterparties.

•	The firm exchanged $35 million of Trust Preferred Securities and common beneficial interests for $35 million of certain of the firm’s junior subordinated debt.

Non-cash activities during the six months ended June 2017:

•	The firm received $226 million of loans receivable in connection with the securitization of financial instruments owned.

•	The firm exchanged $62 million of Trust Preferred Securities and common beneficial interests for $67 million of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these consolidated financial statements.

5	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2017. References to “the 2017 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the Securities and Exchange Commission.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to June 2018, March 2018 and June 2017 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2018, March 31, 2018 and June 30, 2017, respectively. All references to December 2017 refer to the date December 31, 2017. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs June 2018 Form 10-Q	6

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased	Note 4

Fair Value Measurements	Note 5

Cash Instruments	Note 6

Derivatives and Hedging Activities	Note 7

Fair Value Option	Note 8

Loans Receivable	Note 9

Collateralized Agreements and Financings	Note 10

Securitization Activities	Note 11

Variable Interest Entities	Note 12

Other Assets	Note 13

Deposits	Note 14

Short-Term Borrowings	Note 15

Long-Term Borrowings	Note 16

Other Liabilities	Note 17

Commitments, Contingencies and Guarantees	Note 18

Shareholders’ Equity	Note 19

Regulation and Capital Adequacy	Note 20

Earnings Per Common Share	Note 21

Transactions with Affiliated Funds	Note 22

Interest Income and Interest Expense	Note 23

Income Taxes	Note 24

Business Segments	Note 25

Credit Concentrations	Note 26

Legal Proceedings	Note 27

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

7	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The firm’s net revenues from contracts with clients subject to this ASU represent approximately 50% and 45% of the firm’s total net revenues for the three and six months ended June 2018, respectively. This includes approximately 80% of the firm’s investment banking revenues, substantially all of the investment management revenues, and commissions and fees for both the three and six months ended June 2018. See Note 25 for information about the firm’s net revenues by business segment.

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

Beginning in January 2018, non-compensation expenses associated with financial advisory assignments are recognized when incurred. Client reimbursements for such expenses are included in financial advisory revenues. Prior to January 2018, such expenses were deferred until the related revenue was recognized or the assignment was otherwise concluded and were presented net of client reimbursements.

Goldman Sachs June 2018 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Incentive Fees. Incentive fees are calculated as a percentage of a fund’s or separately managed account’s return, or excess return above a specified benchmark or other performance target. Incentive fees are generally based on investment performance over a twelve-month period or over the life of a fund. Fees that are based on performance over a twelve-month period are subject to adjustment prior to the end of the measurement period. For fees that are based on investment performance over the life of the fund, future investment underperformance may require fees previously distributed to the firm to be returned to the fund.

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

The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2018, substantially all of the firm’s future net revenues associated with remaining performance obligations will be recognized through 2023. Annual revenues associated with such performance obligations average less than $250 million through 2023.

9	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2018 and December 2017, cash and cash equivalents included $13.17 billion and $10.79 billion, respectively, of cash and due from banks, and $118.25 billion and $99.26 billion, respectively, of interest-bearing deposits with banks. The firm segregates cash for regulatory and other purposes related to client activity. As of June 2018 and December 2017, $22.62 billion and $18.44 billion, respectively, of cash and cash equivalents were segregated for regulatory and other purposes. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. While these receivables and payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2018 and December 2017.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables primarily consist of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, as of June 2018 and December 2017, the firm’s receivables from customers and counterparties included $6.25 billion and $4.63 billion, respectively, of loans held for sale, accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of both June 2018 and December 2017, the carrying value of receivables not accounted for at fair value generally approximated fair value. While these receivables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2018 and December 2017. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in interest income.

Receivables from customers and counterparties includes receivables from contracts with clients and, beginning in January 2018, also includes contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. As of June 2018, the firm’s receivables from contracts with clients were $1.93 billion and contract assets were not material.

Goldman Sachs June 2018 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. While these payables are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2018 and December 2017. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in interest expense.

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

11	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Net revenues and non-compensation expenses both increased by approximately $80 million and $130 million for the three and six months ended June 2018, respectively, due to the changes in the presentation of certain costs from a net presentation within revenues to a gross basis. In addition, net revenues increased by approximately $40 million for both the three and six months ended June 2018, reflecting certain investment management fees which are now recognized earlier than under the firm’s previous revenue recognition policies.

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

Goldman Sachs June 2018 Form 10-Q	12

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows. Upon adoption, the firm reclassified amounts related to such activities within the consolidated statements of cash flows, on a retrospective basis.

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

The firm adopted this ASU in January 2018 under a retrospective approach. The impact of adoption was an increase of $244 million to net cash used for operating activities, a decrease of $236 million to net cash used for investing activities and an increase of $8 million to net cash provided by financing activities for the six months ended June 2017.

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

13	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Goldman Sachs June 2018 Form 10-Q	14

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 4.

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

Financial instruments owned and financial instruments sold, but not yet purchased are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 8 for information about other financial assets and financial liabilities at fair value.

The table below presents the firm’s financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of June 2018
Money market instruments	$ 3,274	$ –
Government and agency obligations:
U.S.	86,660	11,207
Non-U.S.	38,561	24,068
Loans and securities backed by:
Commercial real estate	3,842	–
Residential real estate	10,386	6
Corporate debt instruments	35,072	11,020
State and municipal obligations	1,653	–
Other debt obligations	1,933	1
Equity securities	109,961	28,903
Commodities	5,109	–
Investments in funds at NAV	4,020	–
Subtotal	300,471	75,205
Derivatives	47,488	37,542
Total	$347,959	$112,747
As of December 2017
Money market instruments	$ 1,608	$ –
Government and agency obligations:
U.S.	76,418	17,911
Non-U.S.	33,956	23,311
Loans and securities backed by:
Commercial real estate	3,436	1
Residential real estate	11,993	–
Corporate debt instruments	33,683	7,153
State and municipal obligations	1,471	–
Other debt obligations	2,164	1
Equity securities	96,132	23,882
Commodities	3,194	40
Investments in funds at NAV	4,596	–
Subtotal	268,651	72,299
Derivatives	47,337	39,631
Total	$315,988	$111,930

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•

Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such amounts include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.85 billion as of June 2018 and $8.49 billion as of December 2017.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents market making revenues by major product type, as well as other principal transactions revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Interest rates	$(3,222)	$ 2,625	$(2,317)	$ 3,989
Credit	548	382	866	926
Currencies	3,093	(2,422)	3,495	(2,740)
Equities	2,025	1,293	3,161	1,871
Commodities	102	37	545	287
Market making	2,546	1,915	5,750	4,333
Other principal transactions	1,286	1,227	2,906	2,448
Total	$ 3,832	$ 3,142	$ 8,656	$ 6,781

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

15	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	As of
$ in millions	June 2018	March 2018	December 2017
Total level 1 financial assets	$180,345	$169,447	$155,086
Total level 2 financial assets	378,977	404,152	395,606
Total level 3 financial assets	20,516	21,057	19,201
Investments in funds at NAV	4,020	4,043	4,596
Counterparty and cash collateral netting	(56,699)	(59,502)	(56,366)
Total financial assets at fair value	$527,159	$539,197	$518,123
Total assets	$968,610	$973,535	$916,776
Total level 3 financial assets divided by:
Total assets	2.1%	2.2%	2.1%
Total financial assets at fair value	3.9%	3.9%	3.7%
Total level 1 financial liabilities	$ 62,401	$ 73,176	$ 63,589
Total level 2 financial liabilities	279,805	289,362	261,719
Total level 3 financial liabilities	21,193	20,256	19,620
Counterparty and cash collateral netting	(37,538)	(42,652)	(39,866)
Total financial liabilities at fair value	$325,861	$340,142	$305,062
Total level 3 financial liabilities divided by total financial liabilities at fair value	6.5%	6.0%	6.4%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

Goldman Sachs June 2018 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	June 2018	March 2018	December 2017
Cash instruments	$16,216	$16,942	$15,395
Derivatives	4,293	4,114	3,802
Other financial assets	7	1	4
Total	$20,516	$21,057	$19,201

Level 3 financial assets as of June 2018 decreased compared with March 2018, reflecting a decrease in level 3 cash instruments. Level 3 financial assets as of June 2018 increased compared with December 2017, primarily reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

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

Level 3 Cash Instruments

Level 3 cash instruments have one or more significant valuation inputs that are not observable. Absent evidence to the contrary, level 3 cash instruments are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequently, the firm uses other methodologies to determine fair value, which vary based on the type of instrument. Valuation inputs and assumptions are changed when corroborated by substantive observable evidence, including values realized on sales.

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

17	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Loans and Securities Backed by Residential Real Estate. Loans and securities backed by residential real estate are directly or indirectly collateralized by portfolios of residential real estate and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Significant inputs include:

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Corporate Debt Instruments. Corporate debt instruments includes corporate loans and debt securities. Significant inputs for corporate debt instruments are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs June 2018 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The tables below present cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

	As of June 2018
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 1,039	$ 2,235	$ –	$ 3,274
Government and agency obligations:
U.S.	58,191	28,469	–	86,660
Non-U.S.	31,211	7,345	5	38,561
Loans and securities backed by:
Commercial real estate	–	2,748	1,094	3,842
Residential real estate	–	9,597	789	10,386
Corporate debt instruments	601	31,080	3,391	35,072
State and municipal obligations	–	1,618	35	1,653
Other debt obligations	–	1,592	341	1,933
Equity securities	89,287	10,113	10,561	109,961
Commodities	–	5,109	–	5,109
Subtotal	$180,329	$ 99,906	$16,216	$296,451
Investments in funds at NAV				4,020
Total cash instrument assets				$300,471
Liabilities
Government and agency obligations:
U.S.	$ (11,170)	$ (37)	$ –	$ (11,207)
Non-U.S.	(22,336)	(1,732)	–	(24,068)
Loans and securities backed by residential real estate	–	(6)	–	(6)
Corporate debt instruments	(10)	(10,973)	(37)	(11,020)
Other debt obligations	–	(1)	–	(1)
Equity securities	(28,875)	(12)	(16)	(28,903)
Total cash instrument liabilities	$ (62,391)	$(12,761)	$ (53)	$ (75,205)

	As of December 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Money market instruments	$ 398	$ 1,209	$ 1	$ 1,608
Government and agency obligations:
U.S.	50,796	25,622	–	76,418
Non-U.S.	27,070	6,882	4	33,956
Loans and securities backed by:
Commercial real estate	–	2,310	1,126	3,436
Residential real estate	–	11,325	668	11,993
Corporate debt instruments	752	29,661	3,270	33,683
State and municipal obligations	–	1,401	70	1,471
Other debt obligations	–	1,812	352	2,164
Equity securities	76,044	10,184	9,904	96,132
Commodities	–	3,194	–	3,194
Subtotal	$155,060	$ 93,600	$15,395	$264,055
Investments in funds at NAV				4,596
Total cash instrument assets				$268,651
Liabilities
Government and agency obligations:
U.S.	$ (17,845)	$ (66)	$ –	$ (17,911)
Non-U.S.	(21,820)	(1,491)	–	(23,311)
Loans and securities backed by commercial real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,099)	(52)	(7,153)
Other debt obligations	–	(1)	–	(1)
Equity securities	(23,866)	–	(16)	(23,882)
Commodities	–	(40)	–	(40)
Total cash instrument liabilities	$ (63,533)	$ (8,698)	$ (68)	$ (72,299)

In the tables above:

•	Cash instrument assets and liabilities are included in financial instruments owned and financial instruments sold, but not yet purchased, respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both June 2018 and December 2017, substantially all of the firm’s level 3 equity securities consisted of private equity securities.

•

Total cash instrument assets included collateralized loan obligations backed by corporate obligations of $746 million and $912 million in level 2, and $220 million and $166 million in level 3 as of June 2018 and December 2017, respectively. Collateralized debt obligations (CDOs) included in cash instruments were not material as of both June 2018 and December 2017.

19	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value the firm’s level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	June 2018		December 2017
Loans and securities backed by commercial real estate
Level 3 assets	$1,094		$1,126
Yield	3.3% to 22.5% (11.9%	)	4.6% to 22.0% (13.4%	)
Recovery rate	11.3% to 90.6% (56.5%	)	14.3% to 89.0% (43.8%	)
Duration (years)	0.6 to 6.2 (2.4)		0.8 to 6.4 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$789		$668
Yield	2.4% to 16.6% (9.5%	)	2.3% to 15.0% (8.3%	)
Cumulative loss rate	8.6% to 38.3% (18.6%	)	12.5% to 43.0% (21.8%	)
Duration (years)	1.4 to 14.8 (6.7)		0.7 to 14.0 (6.9)
Corporate debt instruments
Level 3 assets	$3,391		$3,270
Yield	1.8% to 30.2% (11.9%	)	3.6% to 24.5% (12.3%	)
Recovery rate	0.0% to 85.0% (56.1%	)	0.0% to 85.3% (62.8%	)
Duration (years)	0.3 to 6.6 (3.2)		0.5 to 7.6 (3.2)
Equity securities
Level 3 assets	$10,561		$9,904
Multiples	1.1x to 33.1x (8.5x	)	1.1x to 30.5x (8.9x	)
Discount rate/yield	6.1% to 25.0% (14.9%	)	3.0% to 20.3% (14.0%	)
Capitalization rate	4.3% to 12.5% (6.1%	)	4.3% to 12.0% (6.1%	)
Other cash instruments
Level 3 assets	$381		$427
Yield	4.1% to 10.3% (8.9%	)	4.0% to 11.7% (8.4%	)
Duration (years)	3.4 to 6.2 (4.4)		3.5 to 11.4 (5.1)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

During the three and six months ended June 2018, transfers into level 2 from level 1 of cash instruments were $70 million and $22 million, respectively, reflecting transfers of public equity securities due to decreased market activity in these instruments. Transfers into level 1 from level 2 of cash instruments during the three and six months ended June 2018, were $23 million and $57 million, respectively, reflecting transfers of public equity securities due to increased market activity in these instruments.

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

Goldman Sachs June 2018 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Total cash instrument assets
Beginning balance	$16,942	$18,324	$15,395	$18,035
Net realized gains/(losses)	114	119	278	230
Net unrealized gains/(losses)	(126)	554	143	892
Purchases	702	518	1,168	1,026
Sales	(882)	(693)	(1,152)	(1,299)
Settlements	(833)	(697)	(1,208)	(1,281)
Transfers into level 3	1,852	774	3,292	1,717
Transfers out of level 3	(1,553)	(2,703)	(1,700)	(3,124)
Ending balance	$16,216	$16,196	$16,216	$16,196
Total cash instrument liabilities
Beginning balance	$ (39)	$ (49)	$ (68)	$ (62)
Net realized gains/(losses)	2	1	–	–
Net unrealized gains/(losses)	5	(1)	3	3
Purchases	15	40	22	50
Sales	(17)	(27)	(24)	(33)
Settlements	(2)	(5)	17	(1)
Transfers into level 3	(20)	(6)	(11)	(2)
Transfers out of level 3	3	5	8	3
Ending balance	$ (53)	$ (42)	$ (53)	$ (42)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•	If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

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

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Loans and securities backed by commercial real estate
Beginning balance	$ 1,266	$ 1,604	$ 1,126	$ 1,645
Net realized gains/(losses)	21	12	48	23
Net unrealized gains/(losses)	(26)	57	(27)	78
Purchases	56	116	85	166
Sales	(28)	(60)	(67)	(110)
Settlements	(181)	(167)	(247)	(298)
Transfers into level 3	97	82	293	134
Transfers out of level 3	(111)	(244)	(117)	(238)
Ending balance	$ 1,094	$ 1,400	$ 1,094	$ 1,400
Loans and securities backed by residential real estate
Beginning balance	$ 673	$ 830	$ 668	$ 845
Net realized gains/(losses)	13	11	35	27
Net unrealized gains/(losses)	2	60	4	80
Purchases	47	93	118	121
Sales	(93)	(158)	(140)	(214)
Settlements	(59)	(38)	(80)	(69)
Transfers into level 3	281	38	255	40
Transfers out of level 3	(75)	(29)	(71)	(23)
Ending balance	$ 789	$ 807	$ 789	$ 807
Corporate debt instruments
Beginning balance	$ 3,358	$ 4,553	$ 3,270	$ 4,640
Net realized gains/(losses)	52	55	117	105
Net unrealized gains/(losses)	(109)	20	(66)	108
Purchases	364	200	491	491
Sales	(164)	(212)	(294)	(630)
Settlements	(301)	(289)	(517)	(507)
Transfers into level 3	597	527	765	806
Transfers out of level 3	(406)	(1,209)	(375)	(1,368)
Ending balance	$ 3,391	$ 3,645	$ 3,391	$ 3,645
Equity securities
Beginning balance	$11,246	$10,715	$ 9,904	$10,263
Net realized gains/(losses)	28	38	74	65
Net unrealized gains/(losses)	(3)	402	223	618
Purchases	205	90	431	186
Sales	(588)	(256)	(627)	(290)
Settlements	(253)	(163)	(289)	(330)
Transfers into level 3	877	124	1,974	726
Transfers out of level 3	(951)	(1,117)	(1,129)	(1,405)
Ending balance	$10,561	$ 9,833	$10,561	$ 9,833
Other cash instruments
Beginning balance	$ 399	$ 622	$ 427	$ 642
Net realized gains/(losses)	–	3	4	10
Net unrealized gains/(losses)	10	15	9	8
Purchases	30	19	43	62
Sales	(9)	(7)	(24)	(55)
Settlements	(39)	(40)	(75)	(77)
Transfers into level 3	–	3	5	11
Transfers out of level 3	(10)	(104)	(8)	(90)
Ending balance	$ 381	$ 511	$ 381	$ 511

21	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2018. The net realized and unrealized losses on level 3 cash instrument assets of $12 million (reflecting $114 million of net realized gains and $126 million of net unrealized losses) for the three months ended June 2018 included gains/(losses) of approximately $4 million, $(171) million and $155 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized losses on level 3 cash instrument assets for the three months ended June 2018 primarily reflected losses on certain corporate debt instruments, principally driven by weak corporate performance and company-specific events.

Transfers into level 3 during the three months ended June 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended June 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain other corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Six Months Ended June 2018. The net realized and unrealized gains on level 3 cash instrument assets of $421 million (reflecting $278 million of net realized gains and $143 million of net unrealized gains) for the six months ended June 2018 included gains/(losses) of approximately $(2) million, $180 million and $243 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for the six months ended June 2018 reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the six months ended June 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the six months ended June 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments and transfers of certain other corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Three Months Ended June 2017. The net realized and unrealized gains on level 3 cash instrument assets of $673 million (reflecting $119 million of net realized gains and $554 million of net unrealized gains) for the three months ended June 2017 included gains/(losses) of approximately $(26) million, $556 million and $143 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for the three months ended June 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended June 2017 primarily reflected transfers of certain corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended June 2017 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Six Months Ended June 2017. The net realized and unrealized gains on level 3 cash instrument assets of $1.12 billion (reflecting $230 million of net realized gains and $892 million of net unrealized gains) for the six months ended June 2017 included gains/(losses) of approximately $(35) million, $884 million and $273 million reported in market making, other principal transactions and interest income, respectively.

The net unrealized gains on level 3 cash instrument assets for the six months ended June 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Goldman Sachs June 2018 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Transfers into level 3 during the six months ended June 2017 primarily reflected transfers of certain corporate debt instruments and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the six months ended June 2017 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Available-for-Sale Securities

The table below presents details about cash instruments that are accounted for as available-for-sale.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2018
Less than 5 years	$ 5,994	$ 5,856	2.10%
Greater than 5 years	6,224	6,053	2.44%
Total U.S. government obligations	12,218	11,909	2.28%
Greater than 5 years	10	10	5.03%
Total other available-for-sale securities	10	10	5.03%
Total available-for-sale securities	$12,228	$11,919	2.28%
As of December 2017
Less than 5 years	$ 3,834	$ 3,800	1.95%
Greater than 5 years	5,207	5,222	2.41%
Total U.S. government obligations	9,041	9,022	2.22%
Less than 5 years	19	19	0.43%
Greater than 5 years	233	235	4.62%
Total other available-for-sale securities	252	254	4.30%
Total available-for-sale securities	$ 9,293	$ 9,276	2.27%

In the table above:

•	U.S. government obligations were classified in level 1 of the fair value hierarchy as of both June 2018 and December 2017.

•

Other available-for-sale securities includes corporate debt securities that were classified in level 2 of the fair value hierarchy as of June 2018. As of December 2017, other available-for-sale securities includes corporate debt securities, other debt obligations, securities backed by commercial real estate and money market instruments, substantially all of which were classified in level 2 of the fair value hierarchy.

•

The gross unrealized losses included in accumulated other comprehensive loss were $309 million as of June 2018 and related to U.S. government obligations, which were in a continuous unrealized loss position for less than a year. Such losses were not material as of December 2017.

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

23	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Many of the funds described above are “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, covered funds in the table below.

The table below presents the fair value of the firm’s investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2018
Private equity funds	$2,906	$ 608
Credit funds	352	958
Hedge funds	190	–
Real estate funds	572	202
Total	$4,020	$1,768
As of December 2017
Private equity funds	$3,478	$ 614
Credit funds	266	985
Hedge funds	223	–
Real estate funds	629	201
Total	$4,596	$1,800

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets and liabilities are included in financial instruments owned and financial instruments sold, but not yet purchased, respectively. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making and other principal transactions in Note 4.

Goldman Sachs June 2018 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	As of June 2018		As of December 2017
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,018	$ 1,134	$ 554	$ 644
OTC-cleared	2,174	1,592	5,392	2,773
Bilateral OTC	245,694	222,731	274,986	249,750
Total interest rates	248,886	225,457	280,932	253,167
OTC-cleared	4,989	4,682	5,727	5,670
Bilateral OTC	14,661	13,102	16,966	15,600
Total credit	19,650	17,784	22,693	21,270
Exchange-traded	37	168	23	363
OTC-cleared	1,625	1,362	988	847
Bilateral OTC	102,805	96,729	94,481	95,127
Total currencies	104,467	98,259	95,492	96,337
Exchange-traded	4,852	4,695	4,135	3,854
OTC-cleared	268	249	197	197
Bilateral OTC	11,957	13,048	9,748	12,097
Total commodities	17,077	17,992	14,080	16,148
Exchange-traded	9,352	9,215	10,552	10,335
Bilateral OTC	41,750	45,243	40,735	45,253
Total equities	51,102	54,458	51,287	55,588
Subtotal	441,182	413,950	464,484	442,510
Accounted for as hedges
OTC-cleared	4	–	21	–
Bilateral OTC	1,605	10	2,309	3
Total interest rates	1,609	10	2,330	3
OTC-cleared	150	4	15	30
Bilateral OTC	142	12	34	114
Total currencies	292	16	49	144
Subtotal	1,901	26	2,379	147
Total gross fair value	$ 443,083	$ 413,976	$ 466,863	$ 442,657
Offset in consolidated statements of financial condition
Exchange-traded	$ (12,237)	$ (12,237)	$ (12,963)	$ (12,963)
OTC-cleared	(7,705)	(7,705)	(9,267)	(9,267)
Bilateral OTC	(319,693)	(319,693)	(341,824)	(341,824)
Counterparty netting	(339,635)	(339,635)	(364,054)	(364,054)
OTC-cleared	(1,103)	(10)	(2,423)	(180)
Bilateral OTC	(54,857)	(36,789)	(53,049)	(38,792)
Cash collateral netting	(55,960)	(36,799)	(55,472)	(38,972)
Total amounts offset	$(395,595)	$(376,434)	$(419,526)	$(403,026)
Included in consolidated statements of financial condition
Exchange-traded	$ 3,022	$ 2,975	$ 2,301	$ 2,233
OTC-cleared	402	174	650	70
Bilateral OTC	44,064	34,393	44,386	37,328
Total	$ 47,488	$ 37,542	$ 47,337	$ 39,631
Not offset in consolidated statements of financial condition
Cash collateral	$ (704)	$ (1,463)	$ (602)	$ (2,375)
Securities collateral	(13,381)	(8,228)	(13,947)	(8,722)
Total	$ 33,403	$ 27,851	$ 32,788	$ 28,534

	Notional Amounts as of
$ in millions	June 2018	December 2017
Not accounted for as hedges
Exchange-traded	$12,260,282	$10,212,510
OTC-cleared	16,945,938	14,739,556
Bilateral OTC	16,874,426	12,862,328
Total interest rates	46,080,646	37,814,394
OTC-cleared	371,496	386,163
Bilateral OTC	755,967	868,226
Total credit	1,127,463	1,254,389
Exchange-traded	6,443	10,450
OTC-cleared	121,541	98,549
Bilateral OTC	7,116,915	7,331,516
Total currencies	7,244,899	7,440,515
Exchange-traded	303,740	239,749
OTC-cleared	3,431	3,925
Bilateral OTC	268,593	250,547
Total commodities	575,764	494,221
Exchange-traded	664,462	655,485
Bilateral OTC	1,229,565	1,127,812
Total equities	1,894,027	1,783,297
Subtotal	56,922,799	48,786,816
Accounted for as hedges
OTC-cleared	79,624	52,785
Bilateral OTC	9,964	15,188
Total interest rates	89,588	67,973
OTC-cleared	2,727	2,210
Bilateral OTC	7,125	8,347
Total currencies	9,852	10,557
Subtotal	99,440	78,530
Total notional amounts	$57,022,239	$48,865,346

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets and derivative liabilities of $11.19 billion and $10.68 billion, respectively, as of June 2018, and $11.24 billion and $13.00 billion, respectively, as of December 2017, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

•

During the second quarter of 2018, consistent with the rules of a clearing organization, the firm elected to consider its transactions with that clearing organization as settled each day. The impact of this change would have been a reduction in gross interest rate derivative assets and liabilities as of December 2017 of $3.6 billion and $1.9 billion, respectively, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated statements of financial condition.

25	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Goldman Sachs June 2018 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

27	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The tables below present the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting, included in the consolidated statements of financial condition.

	As of June 2018
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 11	$ 250,067	$ 417	$ 250,495
Credit	–	16,127	3,523	19,650
Currencies	–	104,382	377	104,759
Commodities	–	16,728	349	17,077
Equities	5	50,537	560	51,102
Gross fair value	16	437,841	5,226	443,083
Counterparty netting in levels	–	(337,963)	(933)	(338,896)
Subtotal	$ 16	$ 99,878	$ 4,293	$ 104,187
Cross-level counterparty netting				(739)
Cash collateral netting				(55,960)
Net fair value				$ 47,488
Liabilities
Interest rates	$ (2)	$(224,882)	$ (583)	$(225,467)
Credit	–	(16,040)	(1,744)	(17,784)
Currencies	–	(98,116)	(159)	(98,275)
Commodities	–	(17,791)	(201)	(17,992)
Equities	(8)	(52,647)	(1,803)	(54,458)
Gross fair value	(10)	(409,476)	(4,490)	(413,976)
Counterparty netting in levels	–	337,963	933	338,896
Subtotal	$(10)	$ (71,513)	$(3,557)	$ (75,080)
Cross-level counterparty netting				739
Cash collateral netting				36,799
Net fair value				$ (37,542)

	As of December 2017
$ in millions	Level 1	Level 2	Level 3	Total
Assets
Interest rates	$ 18	$ 282,933	$ 311	$ 283,262
Credit	–	19,053	3,640	22,693
Currencies	–	95,401	140	95,541
Commodities	–	13,727	353	14,080
Equities	8	50,870	409	51,287
Gross fair value	26	461,984	4,853	466,863
Counterparty netting in levels	–	(362,109)	(1,051)	(363,160)
Subtotal	$ 26	$ 99,875	$ 3,802	$ 103,703
Cross-level counterparty netting				(894)
Cash collateral netting				(55,472)
Net fair value				$ 47,337
Liabilities
Interest rates	$ (28)	$ (252,421)	$ (721)	$ (253,170)
Credit	–	(19,135)	(2,135)	(21,270)
Currencies	–	(96,160)	(321)	(96,481)
Commodities	–	(15,842)	(306)	(16,148)
Equities	(28)	(53,902)	(1,658)	(55,588)
Gross fair value	(56)	(437,460)	(5,141)	(442,657)
Counterparty netting in levels	–	362,109	1,051	363,160
Subtotal	$ (56)	$ (75,351)	$ (4,090)	$ (79,497)
Cross-level counterparty netting				894
Cash collateral netting				38,972
Net fair value				$ (39,631)

In the tables above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of
$ in millions	June 2018	December 2017
Interest rates, net	$(166)	$(410)
Correlation	(10)% to 95% (77%/81%)	(10)% to 95% (71%/79%)
Volatility (bps)	31 to 150 (83/77)	31 to 150 (84/78)
Credit, net	$1,779	$1,505
Correlation	N/A	28% to 84% (61%/60%)
Credit spreads (bps)	1 to 509 (81/46)	1 to 633 (69/42)
Upfront credit points	2 to 97 (43/40)	0 to 97 (42/38)
Recovery rates	25% to 70% (44%/41%)	22% to 73% (68%/73%)
Currencies, net	$218	$(181)
Correlation	10% to 70% (40%/33%)	49% to 72% (61%/62%)
Commodities, net	$148	$47
Volatility	8% to 46% (24%/25%)	9% to 79% (24%/24%)
Natural gas spread	$(1.93) to $2.86 ($(0.37)/$(0.39))	$(2.38) to $3.34 ($(0.22)/$(0.12))
Oil spread	$(4.23) to $4.10 ($2.02/$2.01)	$(2.86) to $23.61 ($6.47/$2.35)
Equities, net	$(1,243)	$(1,249)
Correlation	(68)% to 95% (45%/47%)	(36)% to 94% (50%/52%)
Volatility	4% to 97% (22%/20%)	4% to 72% (24%/22%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•

Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. For example, the difference between the average and the median for credit spreads indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs June 2018 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

•	Correlation was not significant to the valuation of level 3 credit derivatives as of June 2018.

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

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

29	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Total level 3 derivatives
Beginning balance	$ 408	$ 97	$(288)	$(1,217)
Net realized gains/(losses)	(1)	(125)	35	(163)
Net unrealized gains/(losses)	358	103	537	(43)
Purchases	108	75	248	234
Sales	(524)	(200)	(625)	(313)
Settlements	237	506	496	1,681
Transfers into level 3	104	(39)	153	25
Transfers out of level 3	46	543	180	756
Ending balance	$ 736	$ 960	$ 736	$ 960

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Interest rates, net
Beginning balance	$ (249)	$ (282)	$ (410)	$ (381)
Net realized gains/(losses)	(10)	(6)	(23)	(24)
Net unrealized gains/(losses)	(63)	(45)	40	56
Purchases	3	1	9	3
Sales	(1)	–	(1)	(3)
Settlements	145	(5)	183	40
Transfers into level 3	1	7	33	(10)
Transfers out of level 3	8	11	3	–
Ending balance	$ (166)	$ (319)	$ (166)	$ (319)
Credit, net
Beginning balance	$ 1,282	$ 2,239	$ 1,505	$ 2,504
Net realized gains/(losses)	11	10	(2)	60
Net unrealized gains/(losses)	211	1	(38)	(192)
Purchases	8	9	38	64
Sales	(22)	(17)	(33)	(66)
Settlements	217	(177)	202	(334)
Transfers into level 3	56	48	24	49
Transfers out of level 3	16	(114)	83	(86)
Ending balance	$ 1,779	$ 1,999	$ 1,779	$ 1,999
Currencies, net
Beginning balance	$ 169	$ 24	$ (181)	$ 3
Net realized gains/(losses)	(7)	(7)	(14)	(33)
Net unrealized gains/(losses)	64	(13)	165	(20)
Purchases	–	1	1	4
Sales	(3)	–	–	–
Settlements	(3)	18	215	66
Transfers into level 3	–	2	32	–
Transfers out of level 3	(2)	–	–	5
Ending balance	$ 218	$ 25	$ 218	$ 25
Commodities, net
Beginning balance	$ 73	$ 78	$ 47	$ 73
Net realized gains/(losses)	2	1	63	10
Net unrealized gains/(losses)	50	63	93	131
Purchases	13	6	48	23
Sales	(27)	(39)	(46)	(51)
Settlements	(11)	21	(121)	(37)
Transfers into level 3	39	(32)	58	(38)
Transfers out of level 3	9	20	6	7
Ending balance	$ 148	$ 118	$ 148	$ 118
Equities, net
Beginning balance	$ (867)	$(1,962)	$(1,249)	$(3,416)
Net realized gains/(losses)	3	(123)	11	(176)
Net unrealized gains/(losses)	96	97	277	(18)
Purchases	84	58	152	140
Sales	(471)	(144)	(545)	(193)
Settlements	(111)	649	17	1,946
Transfers into level 3	8	(64)	6	24
Transfers out of level 3	15	626	88	830
Ending balance	$(1,243)	$ (863)	$(1,243)	$ (863)

Goldman Sachs June 2018 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended June 2018. The net realized and unrealized gains on level 3 derivatives of $357 million (reflecting $1 million of net realized losses and $358 million of net unrealized gains) for the three months ended June 2018 included gains of $327 million and $30 million reported in market making and other principal transactions, respectively.

The net unrealized gains on level 3 derivatives for the three months ended June 2018 were primarily attributable to gains on certain credit derivatives, reflecting the impact of changes in credit spreads and foreign exchange rates, and gains on certain equity derivatives, reflecting the impact of increases in equity prices.

Transfers into level 3 derivatives during the three months ended June 2018 primarily reflected transfers of certain credit derivative assets from level 2, primarily due to unobservable credit spread inputs becoming significant to the net risk of certain portfolios.

Transfers out of level 3 derivatives during the three months ended June 2018 were not material.

Six Months Ended June 2018. The net realized and unrealized gains on level 3 derivatives of $572 million (reflecting $35 million of net realized gains and $537 million of net unrealized gains) for the six months ended June 2018 included gains of $461 million and $111 million reported in market making and other principal transactions, respectively.

The net unrealized gains on level 3 derivatives for the six months ended June 2018 were primarily attributable to gains on certain equity derivatives, reflecting the impact of changes in equity prices, and gains on certain currency derivatives, primarily reflecting the impact of changes in foreign exchange rates.

Transfers into level 3 derivatives during the six months ended June 2018 reflected transfers of certain commodity derivative assets from level 2, principally due to increased significance of unobservable volatility inputs used to value these derivatives.

Transfers out of level 3 derivatives during the six months ended June 2018 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to increased transparency of volatility and correlation inputs used to value these derivatives and transfers of certain credit derivative liabilities to level 2, primarily due to unobservable credit spread inputs no longer being significant to the net risk of certain portfolios.

Three Months Ended June 2017. The net realized and unrealized losses on level 3 derivatives of $22 million (reflecting $125 million of net realized losses and $103 million of net unrealized gains) for the three months ended June 2017 included gains/(losses) of $59 million and $(81) million reported in market making and other principal transactions, respectively.

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

Six Months Ended June 2017. The net realized and unrealized losses on level 3 derivatives of $206 million (reflecting $163 million of net realized losses and $43 million of net unrealized losses) for the six months ended June 2017 included losses of $33 million and $173 million reported in market making and other principal transactions, respectively.

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

31	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2018
Assets
Interest rates	$ 3,987	$14,622	$50,873	$ 69,482
Credit	838	3,956	3,058	7,852
Currencies	15,850	5,913	7,884	29,647
Commodities	4,715	2,520	198	7,433
Equities	5,254	6,350	1,493	13,097
Counterparty netting in tenors	(3,541)	(4,503)	(2,807)	(10,851)
Subtotal	$27,103	$28,858	$60,699	$116,660
Cross-tenor counterparty netting				(16,234)
Cash collateral netting				(55,960)
Total				$ 44,466
Liabilities
Interest rates	$ 5,247	$ 8,275	$30,817	$ 44,339
Credit	1,415	3,323	1,248	5,986
Currencies	11,603	7,084	4,345	23,032
Commodities	3,516	2,325	2,664	8,505
Equities	7,114	6,524	2,951	16,589
Counterparty netting in tenors	(3,541)	(4,503)	(2,807)	(10,851)
Subtotal	$25,354	$23,028	$39,218	$ 87,600
Cross-tenor counterparty netting				(16,234)
Cash collateral netting				(36,799)
Total				$ 34,567
As of December 2017
Assets
Interest rates	$ 3,717	$15,445	$57,200	$ 76,362
Credit	760	4,079	3,338	8,177
Currencies	12,184	6,219	7,245	25,648
Commodities	3,175	2,526	181	5,882
Equities	4,969	5,607	1,387	11,963
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$21,086	$29,282	$66,544	$116,912
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(55,472)
Total				$ 45,036
Liabilities
Interest rates	$ 4,517	$ 8,471	$33,193	$ 46,181
Credit	2,078	3,588	1,088	6,754
Currencies	14,326	7,119	4,802	26,247
Commodities	3,599	2,167	2,465	8,231
Equities	6,453	6,647	3,381	16,481
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$27,254	$23,398	$42,122	$ 92,774
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(38,972)
Total				$ 37,398

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs June 2018 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of June 2018, written and purchased credit derivatives had total gross notional amounts of $551.83 billion and $575.66 billion, respectively, for total net notional purchased protection of $23.83 billion. As of December 2017, written and purchased credit derivatives had total gross notional amounts of $611.04 billion and $643.37 billion, respectively, for total net notional purchased protection of $32.33 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents certain information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$132,550	$ 8,930	$ 656	$ 3,492	$145,628
1 – 5 years	317,052	19,421	8,999	5,390	350,862
Greater than 5 years	48,109	6,338	795	94	55,336
Total	$497,711	$34,689	$10,450	$ 8,976	$551,826
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$434,958	$23,710	$ 9,527	$ 8,187	$476,382
Other	88,370	9,028	1,038	839	99,275
Fair Value of Written Credit Derivatives
Asset	$ 11,028	$ 694	$ 147	$ 78	$ 11,947
Liability	1,483	1,173	781	2,609	6,046
Net asset/(liability)	$ 9,545	$ (479)	$ (634)	$ (2,531)	$ 5,901
As of December 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$182,446	$ 8,531	$ 705	$ 4,067	$195,749
1 – 5 years	335,872	10,201	8,747	7,553	362,373
Greater than 5 years	49,440	2,142	817	519	52,918
Total	$567,758	$20,874	$10,269	$12,139	$611,040
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$492,325	$13,424	$ 9,395	$10,663	$525,807
Other	99,861	14,483	1,777	1,442	117,563
Fair Value of Written Credit Derivatives
Asset	$ 14,317	$ 513	$ 208	$ 155	$ 15,193
Liability	896	402	752	3,920	5,970
Net asset/(liability)	$ 13,421	$ 111	$ (544)	$ (3,765)	$ 9,223

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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

33	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gain, including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $59 million and $8 million for the three months ended June 2018 and June 2017, respectively, and $211 million and $19 million for the six months ended June 2018 and June 2017, respectively.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
$ in millions	June 2018	December 2017
Fair value of assets	$ 925	$ 882
Fair value of liabilities	1,384	1,200
Net liability	$ 459	$ 318
Notional amount	$9,302	$9,578

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

	As of
$ in millions	June 2018	December 2017
Net derivative liabilities under bilateral agreements	$27,970	$29,877
Collateral posted	$25,023	$25,329
Additional collateral or termination payments:
One-notch downgrade	$ 228	$ 358
Two-notch downgrade	$ 710	$ 1,856

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

Goldman Sachs June 2018 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Interest rate hedges	$ (526)	$ (671)	$(1,895)	$(1,425)
Hedged borrowings and deposits	$ 392	$ 499	$ 1,622	$ 1,053
Interest expense	$3,918	$2,432	$ 7,230	$ 4,662

In the table above:

•	The difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.

•	Hedge ineffectiveness for the three and six months ended June 2017 was $(172) million and $(372) million, respectively.

The table below presents the carrying amount of the hedged items that are currently designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying amounts.

	As of June 2018
$ in millions	Carrying Amount	Cumulative Hedging Adjustment
Deposits	$10,471	$ (308)
Unsecured short-term borrowings	$ 4,044	$ 1
Unsecured long-term borrowings	$66,302	$1,760

In the table above, cumulative hedging adjustment included $1.46 billion of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.

In addition, as of June 2018, cumulative hedging adjustments for items no longer designated in a hedging relationship were $2.47 billion and substantially all were related to unsecured long-term borrowings.

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Hedges:
Foreign currency forward contract	$630	$(229)	$420	$(578)
Foreign currency-denominated debt	$ 80	$ 14	$ (27)	$ (68)

Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income were not material for both the three and six months ended June 2018. The net gain reclassified to earnings from accumulated other comprehensive income for the three months ended June 2017 was $60 million (reflecting a gain of $247 million related to the hedges and a loss of $187 million on the related net investments in non-U.S. operations) and for the six months ended June 2017 was $60 million (reflecting a gain of $236 million related to the hedges and a loss of $176 million on the related net investments in non-U.S. operations). The gain/(loss) related to ineffectiveness was not material for the three and six months ended June 2017.

As of June 2018 and December 2017, the firm had designated $1.91 billion and $1.81 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

35	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2018
Assets
Securities purchased under agreements to resell	$ –	$ 135,035	$ –	$ 135,035
Securities borrowed	–	42,198	–	42,198
Receivables from customers and counterparties	–	1,960	7	1,967
Total	$ –	$ 179,193	$ 7	$ 179,200
Liabilities
Deposits	$ –	$ (22,363)	$ (3,271)	$ (25,634)
Securities sold under agreements to repurchase	–	(93,186)	(33)	(93,219)
Securities loaned	–	(6,351)	–	(6,351)
Other secured financings	–	(25,990)	(270)	(26,260)
Unsecured borrowings:
Short-term	–	(14,478)	(5,120)	(19,598)
Long-term	–	(33,123)	(8,821)	(41,944)
Other liabilities	–	(40)	(68)	(108)
Total	$ –	$(195,531)	$(17,583)	$(213,114)
As of December 2017
Assets
Securities purchased under agreements to resell	$ –	$ 120,420	$ –	$ 120,420
Securities borrowed	–	78,189	–	78,189
Receivables from customers and counterparties	–	3,522	4	3,526
Total	$ –	$ 202,131	$ 4	$ 202,135
Liabilities
Deposits	$ –	$ (19,934)	$ (2,968)	$ (22,902)
Securities sold under agreements to repurchase	–	(84,681)	(37)	(84,718)
Securities loaned	–	(5,357)	–	(5,357)
Other secured financings	–	(23,956)	(389)	(24,345)
Unsecured borrowings:
Short-term	–	(12,310)	(4,594)	(16,904)
Long-term	–	(31,204)	(7,434)	(38,638)
Other liabilities	–	(228)	(40)	(268)
Total	$ –	$(177,670)	$(15,462)	$(193,132)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

Goldman Sachs June 2018 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both June 2018 and December 2017, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both June 2018 and December 2017, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of June 2018:

•	Yield: 0.6% to 13.1% (weighted average: 1.3%)

•	Duration: 1.7 to 10.5 years (weighted average: 2.9 years)

As of December 2017:

•	Yield: 0.6% to 13.0% (weighted average: 3.3%)

•	Duration: 0.7 to 11.0 years (weighted average: 2.7 years)

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

37	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value primarily consist of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both June 2018 and December 2017, the firm’s level 3 receivables from customers and counterparties were not material.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. There were no transfers of other financial assets and financial liabilities between level 1 and level 2 during the three and six months ended June 2018 and June 2017. See “Level 3 Rollforward” below for information about transfers between level 2 and level 3.

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 other financial assets and financial liabilities accounted for at fair value.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Total other financial assets
Beginning balance	$ 1	$ 14	$ 4	$ 55
Net realized gains/(losses)	2	–	2	–
Net unrealized gains/(losses)	5	–	2	(3)
Purchases	–	1	–	1
Settlements	(1)	(14)	(1)	(52)
Ending balance	$ 7	$ 1	$ 7	$ 1
Total other financial liabilities
Beginning balance	$(16,511)	$(16,165)	$(15,462)	$(14,979)
Net realized gains/(losses)	(76)	(71)	(127)	(175)
Net unrealized gains/(losses)	455	(272)	804	(609)
Purchases	–	–	–	(3)
Sales	–	–	3	–
Issuances	(4,391)	(2,452)	(8,087)	(5,226)
Settlements	2,535	2,171	4,260	4,422
Transfers into level 3	(131)	(300)	(146)	(525)
Transfers out of level 3	536	1,226	1,172	1,232
Ending balance	$(17,583)	$(15,863)	$(17,583)	$(15,863)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

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

Goldman Sachs June 2018 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by the consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Deposits
Beginning balance	$(3,146)	$(3,348)	$(2,968)	$(3,173)
Net realized gains/(losses)	(3)	(4)	(6)	(5)
Net unrealized gains/(losses)	40	(76)	88	(103)
Issuances	(229)	(172)	(445)	(345)
Settlements	42	12	51	38
Transfers into level 3	–	–	(16)	–
Transfers out of level 3	25	9	25	9
Ending balance	$(3,271)	$(3,579)	$(3,271)	$(3,579)
Securities sold under agreements to repurchase
Beginning balance	$ (35)	$ (64)	$ (37)	$ (66)
Net unrealized gains/(losses)	–	–	–	(1)
Settlements	2	3	4	6
Ending balance	$ (33)	$ (61)	$ (33)	$ (61)
Other secured financings
Beginning balance	$ (332)	$ (568)	$ (389)	$ (557)
Net realized gains/(losses)	3	5	3	9
Net unrealized gains/(losses)	–	(6)	(5)	(20)
Purchases	–	–	–	(3)
Issuances	(7)	(12)	(9)	(19)
Settlements	69	18	88	100
Transfers into level 3	(6)	(213)	(6)	(230)
Transfers out of level 3	3	58	48	2
Ending balance	$ (270)	$ (718)	$ (270)	$ (718)
Unsecured short-term borrowings
Beginning balance	$(4,894)	$(4,244)	$(4,594)	$(3,896)
Net realized gains/(losses)	(76)	(65)	(116)	(150)
Net unrealized gains/(losses)	93	(6)	200	(146)
Issuances	(2,128)	(1,570)	(4,223)	(3,297)
Settlements	1,562	1,180	2,912	2,788
Transfers into level 3	(74)	(59)	(74)	(85)
Transfers out of level 3	397	1,029	775	1,051
Ending balance	$(5,120)	$(3,735)	$(5,120)	$(3,735)
Unsecured long-term borrowings
Beginning balance	$(8,043)	$(7,878)	$(7,434)	$(7,225)
Net realized gains/(losses)	(6)	(12)	(19)	(38)
Net unrealized gains/(losses)	328	(183)	549	(337)
Sales	–	–	3	–
Issuances	(2,020)	(693)	(3,399)	(1,556)
Settlements	860	958	1,205	1,490
Transfers into level 3	(51)	(28)	(50)	(210)
Transfers out of level 3	111	130	324	170
Ending balance	$(8,821)	$(7,706)	$(8,821)	$(7,706)
Other liabilities
Beginning balance	$ (61)	$ (63)	$ (40)	$ (62)
Net realized gains/(losses)	6	5	11	9
Net unrealized gains/(losses)	(6)	(1)	(28)	(2)
Issuances	(7)	(5)	(11)	(9)
Ending balance	$ (68)	$ (64)	$ (68)	$ (64)

Level 3 Rollforward Commentary

Three Months Ended June 2018. The net realized and unrealized gains on level 3 other financial liabilities of $379 million (reflecting $76 million of net realized losses and $455 million of net unrealized gains) for the three months ended June 2018 included gains of $238 million and $8 million reported in market making and other principal transactions, respectively, in the consolidated statements of earnings, and gains of $133 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the three months ended June 2018 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads, changes in foreign exchange rates and interest rates, and gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to changes in foreign exchange rates.

Transfers into level 3 of other financial liabilities during the three months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the three months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of inputs used to value these instruments as a result of market transactions in similar instruments, and transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2, principally due to increased transparency of certain volatility inputs used to value these instruments.

39	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 2018. The net realized and unrealized gains on level 3 other financial liabilities of $677 million (reflecting $127 million of net realized losses and $804 million of net unrealized gains) for the six months ended June 2018 included gains/(losses) of $495 million, $1 million and $(1) million reported in market making, other principal transactions and interest expense, respectively, in the consolidated statements of earnings, and gains of $182 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the six months ended June 2018 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads, changes in interest rates and a decrease in global equity prices, and gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to a decrease in global equity prices and changes in foreign exchange rates.

Transfers into level 3 of other financial liabilities during the six months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.

Transfers out of level 3 of other financial liabilities during the six months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.

Three Months Ended June 2017. The net realized and unrealized losses on level 3 other financial liabilities of $343 million (reflecting $71 million of net realized losses and $272 million of net unrealized losses) for the three months ended June 2017 included losses of $271 million, $11 million and $1 million reported in market making, other principal transactions and interest expense, respectively, in the consolidated statements of earnings, and losses of $60 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

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

Goldman Sachs June 2018 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 2017. The net realized and unrealized losses on level 3 other financial liabilities of $784 million (reflecting $175 million of net realized losses and $609 million of net unrealized losses) for the six months ended June 2017 included losses of $644 million, $23 million and $4 million reported in market making, other principal transactions and interest expense, respectively, in the consolidated statements of earnings, and losses of $113 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Unsecured short-term borrowings	$(101)	$ (356)	$ (15)	$(1,217)
Unsecured long-term borrowings	421	(484)	1,122	(673)
Other liabilities	–	1	(17)	188
Other	(126)	(175)	40	(279)
Total	$ 194	$(1,014)	$1,130	$(1,981)

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•

Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term and long-term borrowings are substantially all related to the embedded derivative component of hybrid financial instruments for both the three and six months ended June 2018 and June 2017. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other liabilities for the six months ended June 2017 includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Other primarily consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, market making and other principal transactions primarily represent gains and losses on financial instruments owned and financial instruments sold, but not yet purchased.

41	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
$ in millions	June 2018	December 2017
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$1,111	$ 952
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$4,815	$5,266
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$1,668	$2,104

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

As of June 2018 and December 2017, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $77 million and $31 million, respectively, and the related total contractual amount of these lending commitments was $11.63 billion and $9.94 billion, respectively. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both June 2018 and December 2017. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.63 billion and $1.69 billion as of June 2018 and December 2017, respectively. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $84 million and $110 million for the three months ended June 2018 and June 2017, respectively, and $192 million and $174 million for the six months ended June 2018 and June 2017, respectively. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents details about the net DVA gains/(losses) on such financial liabilities.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
DVA (pre-tax)	$1,167	$(430)	$1,526	$(643)
DVA (net of tax)	$ 878	$(275)	$1,148	$(414)

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•

The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three and six months ended June 2018 and June 2017.

Goldman Sachs June 2018 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents details about loans receivable.

	As of
$ in millions	June 2018	December 2017
Corporate loans	$34,556	$30,749
Loans to PWM clients	17,663	16,591
Loans backed by commercial real estate	10,115	7,987
Loans backed by residential real estate	6,203	6,234
Marcus loans	3,120	1,912
Other loans	3,307	3,263
Total loans receivable, gross	74,964	66,736
Allowance for loan losses	(882)	(803)
Total loans receivable	$74,082	$65,933

As of June 2018 and December 2017, the fair value of loans receivable was $74.41 billion and $66.29 billion, respectively. Had these loans been carried at fair value and included in the fair value hierarchy, $41.68 billion and $38.75 billion would have been classified in level 2, and $32.73 billion and $27.54 billion would have been classified in level 3, as of June 2018 and December 2017, respectively.

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

Lending Commitments

The table below presents details about lending commitments that are held for investment and accounted for on an accrual basis.

	As of
$ in millions	June 2018	December 2017
Corporate	$123,524	$118,553
Other	7,401	5,951
Total	$130,925	$124,504

In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•	Other lending commitments primarily relates to lending commitments extended by the firm to clients who warehouse assets backed by real estate and other assets.

•

The carrying value of lending commitments were liabilities of $427 million (including allowance for losses of $276 million) and $423 million (including allowance for losses of $274 million) as of June 2018 and December 2017, respectively.

•

The estimated fair value of such lending commitments were liabilities of $2.70 billion and $2.27 billion as of June 2018 and December 2017, respectively. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $916 million and $772 million would have been classified in level 2, and $1.78 billion and $1.50 billion would have been classified in level 3, as of June 2018 and December 2017, respectively.

43	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The tables below present details about PCI loans.

	As of
$ in millions	June 2018	December 2017
Loans backed by commercial real estate	$ 855	$1,116
Loans backed by residential real estate	2,765	3,327
Other loans	7	10
Total gross carrying value	$3,627	$4,453
Total outstanding principal balance	$6,762	$9,512
Total accretable yield	$ 529	$ 662

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Acquired during the period
Fair value	$298	$ 826	$ 298	$1,088
Expected cash flows	$328	$ 914	$ 328	$1,210
Contractually required cash flows	$704	$2,176	$ 704	$2,808

In the table above:

•	Fair value, expected cash flows and contractually required cash flows were as of the acquisition date.

•	Expected cash flows represents the cash flows expected to be received over the life of the loan or as a result of liquidation of the underlying collateral.

•	Contractually required cash flows represents cash flows required to be repaid by the borrower over the life of the loan.

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

The table below presents gross loans receivable (excluding PCI and Marcus loans of $6.75 billion and $6.37 billion as of June 2018 and December 2017, respectively) and lending commitments by the firm’s internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of June 2018
Investment-grade	$25,706	$ 92,134	$117,840
Non-investment-grade	42,511	38,791	81,302
Total	$68,217	$130,925	$199,142
As of December 2017
Investment-grade	$24,192	$ 89,409	$113,601
Non-investment-grade	36,179	35,095	71,274
Total	$60,371	$124,504	$184,875
Regulatory Risk Rating
As of June 2018
Non-criticized/pass	$63,802	$127,332	$191,134
Criticized	4,415	3,593	8,008
Total	$68,217	$130,925	$199,142
As of December 2017
Non-criticized/pass	$56,720	$119,427	$176,147
Criticized	3,651	5,077	8,728
Total	$60,371	$124,504	$184,875

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Goldman Sachs June 2018 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For Marcus loans, an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are refreshed periodically by the firm to assess the updated creditworthiness of the borrower. As of both June 2018 and December 2017, the weighted average FICO credit score of the Marcus loans receivable was in excess of 700 and the percentage of loans with an underlying FICO credit score of less than 660 was low double digits.

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

As of June 2018 and December 2017, the gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $936 million and $845 million, respectively. As of June 2018 and December 2017, such loans included $24 million and $61 million of corporate loans that were modified in a troubled debt restructuring, respectively. The firm did not have any lending commitments related to these loans as of both June 2018 and December 2017.

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

45	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The firm also records an allowance for losses on lending commitments that are held for investment and accounted for on an accrual basis. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in other liabilities.

The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of June 2018
Loans Receivable
Corporate loans	$267	$ 34,289	$ –	$ 34,556
Loans to PWM clients	145	17,518	–	17,663
Loans backed by:
Commercial real estate	–	9,260	855	10,115
Residential real estate	450	2,988	2,765	6,203
Marcus loans	–	3,120	–	3,120
Other loans	74	3,226	7	3,307
Total	$936	$ 70,401	$3,627	$ 74,964
Lending Commitments
Corporate	$ 19	$123,505	$ –	$123,524
Other	–	7,401	–	7,401
Total	$ 19	$130,906	$ –	$130,925
As of December 2017
Loans Receivable
Corporate loans	$377	$ 30,372	$ –	$ 30,749
Loans to PWM clients	163	16,428	–	16,591
Loans backed by:
Commercial real estate	–	6,871	1,116	7,987
Residential real estate	231	2,676	3,327	6,234
Marcus loans	–	1,912	–	1,912
Other loans	74	3,179	10	3,263
Total	$845	$ 61,438	$4,453	$ 66,736
Lending Commitments
Corporate	$ 53	$118,500	$ –	$118,553
Other	–	5,951	–	5,951
Total	$ 53	$124,451	$ –	$124,504

In the table above:

•

Gross loans receivable and lending commitments, subject to specific loan-level reserves, included $676 million and $492 million of impaired loans and lending commitments as of June 2018 and December 2017, respectively, which did not require a reserve as the loan was deemed to be recoverable.

•	Gross loans receivable deemed impaired and subject to specific loan-level reserves represented 1.2% and 1.3% of total gross loans receivable as of June 2018 and December 2017, respectively.

The table below presents changes in the allowance for loan losses and the allowance for losses on lending commitments, as well as details by impairment methodology.

	Six Months Ended June 2018		Year Ended December 2017
$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for losses
Beginning balance	$ 803	$274	$ 509	$212
Net charge-offs	(142)	–	(203)	–
Provision	268	10	574	83
Other	(47)	(8)	(77)	(21)
Ending balance	$ 882	$276	$ 803	$274
Allowance for losses by impairment methodology
Specific	$ 97	$ 6	$ 119	$ 14
Portfolio	643	270	518	260
PCI	142	–	166	–
Total	$ 882	$276	$ 803	$274

In the table above:

•	Net charge-offs were primarily related to PCI loans backed by commercial real estate for the six months ended June 2018 and primarily related to corporate loans for the year ended December 2017.

•

The provision for losses on loans and lending commitments is included in other principal transactions, and was primarily related to Marcus loans and corporate loans for the six months ended June 2018 and primarily related to corporate loans and lending commitments, and loans backed by commercial real estate for the year ended December 2017.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

Portfolio level reserves were primarily related to corporate loans, specific loan-level reserves were substantially all related to corporate loans and reserves on PCI loans were related to loans backed by real estate.

•	Substantially all of the allowance for losses on lending commitments was related to corporate lending commitments.

•	Allowance for loan losses as a percentage of total gross loans receivable was 1.2% as of both June 2018 and December 2017.

•	Net charge-offs as a percentage of average total gross loans receivable was 0.4% on an annualized basis for the six months ended June 2018 and 0.4% for the year ended December 2017.

Goldman Sachs June 2018 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	June 2018	December 2017
Securities purchased under agreements to resell	$135,180	$120,822
Securities borrowed	$162,825	$190,848
Securities sold under agreements to repurchase	$ 93,219	$ 84,718
Securities loaned	$ 16,300	$ 14,793

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	As of June 2018 and December 2017, $42.20 billion and $78.19 billion of securities borrowed, and $6.35 billion and $5.36 billion of securities loaned were at fair value, respectively.

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

47	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. While these agreements are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2018 and December 2017.

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

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2018
Included in consolidated statements of financial condition
Gross carrying value	$ 221,538	$ 167,140	$179,577	$ 20,615
Counterparty netting	(86,358)	(4,315)	(86,358)	(4,315)
Total	135,180	162,825	93,219	16,300
Amounts not offset
Counterparty netting	(13,836)	(5,185)	(13,836)	(5,185)
Collateral	(120,181)	(150,328)	(76,594)	(10,959)
Total	$ 1,163	$ 7,312	$ 2,789	$ 156
As of December 2017
Included in consolidated statements of financial condition
Gross carrying value	$ 209,972	$ 195,783	$173,868	$ 19,728
Counterparty netting	(89,150)	(4,935)	(89,150)	(4,935)
Total	120,822	190,848	84,718	14,793
Amounts not offset
Counterparty netting	(5,441)	(4,412)	(5,441)	(4,412)
Collateral	(113,305)	(177,679)	(76,793)	(9,731)
Total	$ 2,076	$ 8,757	$ 2,484	$ 650

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Goldman Sachs June 2018 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2018
Money market instruments	$ 81	$ –
U.S. government and agency obligations	74,386	–
Non-U.S. government and agency obligations	79,508	2,350
Securities backed by commercial real estate	10	–
Securities backed by residential real estate	293	–
Corporate debt securities	9,553	129
Other debt obligations	10	–
Equity securities	15,736	18,136
Total	$179,577	$20,615
As of December 2017
Money market instruments	$ 97	$ –
U.S. government and agency obligations	80,591	–
Non-U.S. government and agency obligations	73,031	2,245
Securities backed by commercial real estate	43	–
Securities backed by residential real estate	338	–
Corporate debt securities	7,140	1,145
Other debt obligations	55	–
Equity securities	12,573	16,338
Total	$173,868	$19,728

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of June 2018
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 51,863	$ 8,843
2 - 30 days	57,529	2,801
31 - 90 days	18,600	1,398
91 days - 1 year	40,812	6,062
Greater than 1 year	10,773	1,511
Total	$179,577	$20,615

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings includes arrangements that are nonrecourse. As of June 2018 and December 2017, nonrecourse other secured financings were $6.41 billion and $5.31 billion, respectively.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. While these financings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been classified in level 3 as of June 2018 and primarily classified in level 2 as of December 2017.

49	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2018
Other secured financings (short-term):
At fair value	$ 8,119	$ 6,108	$14,227
At amortized cost	119	–	119
Other secured financings (long-term):
At fair value	8,308	3,725	12,033
At amortized cost	–	–	–
Total	$16,546	$ 9,833	$26,379
Other secured financings collateralized by:
Financial instruments	$13,309	$ 9,387	$22,696
Other assets	$ 3,237	$ 446	$ 3,683
As of December 2017
Other secured financings (short-term):
At fair value	$ 7,704	$ 6,856	$14,560
At amortized cost	–	336	336
Other secured financings (long-term):
At fair value	6,779	3,006	9,785
At amortized cost	107	–	107
Total	$14,590	$10,198	$24,788
Other secured financings collateralized by:
Financial instruments	$12,454	$ 9,870	$22,324
Other assets	$ 2,136	$ 328	$ 2,464

In the table above:

•

Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•

U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 4.71% as of June 2018. U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.89% as of December 2017. These rates include the effect of hedging activities.

•

Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 2.61% as of December 2017. This rate includes the effect of hedging activities.

•

Total other secured financings included $1.54 billion and $1.55 billion related to transfers of financial assets accounted for as financings rather than sales as of June 2018 and December 2017, respectively. Such financings were collateralized by financial assets of $1.56 billion and $1.57 billion as of June 2018 and December 2017, respectively, primarily included in financial instruments owned.

•

Other secured financings collateralized by financial instruments included $16.65 billion and $16.61 billion of other secured financings collateralized by financial instruments owned as of June 2018 and December 2017, respectively, and $6.05 billion and $5.71 billion of other secured financings collateralized by financial instruments received as collateral and repledged as of June 2018 and December 2017, respectively.

The table below presents other secured financings by maturity date.

$ in millions	As of June 2018
Other secured financings (short-term)	$14,346
Other secured financings (long-term):
2019	3,341
2020	2,531
2021	655
2022	2,582
2023	321
2024 - thereafter	2,603
Total other secured financings (long-term)	12,033
Total other secured financings	$26,379

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Goldman Sachs June 2018 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged by the firm.

	As of
$ in millions	June 2018	December 2017
Collateral available to be delivered or repledged	$731,248	$763,984
Collateral that was delivered or repledged	$605,096	$599,565

In the table above, as of June 2018 and December 2017, collateral available to be delivered or repledged excludes $12.16 billion and $1.52 billion, respectively, of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of
$ in millions	June 2018	December 2017
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 71,384	$ 50,335
Did not have the right to deliver or repledge	$ 86,294	$ 78,656
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 6,394	$ 4,838

The firm also segregated $13.13 billion and $10.42 billion of securities included in financial instruments owned as of June 2018 and December 2017, respectively, for regulatory and other purposes. See Note 3 for information about segregated cash.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Residential mortgages	$10,241	$6,625	$17,039	$ 9,568
Commercial mortgages	2,157	1,892	4,196	2,954
Other financial assets	382	395	615	395
Total	$12,780	$8,912	$21,850	$12,917
Retained interests cash flows	$ 111	$ 81	$ 201	$ 142

51	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s continuing involvement in nonconsolidated securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2018
U.S. government agency-issued collateralized mortgage obligations	$27,887	$2,371	$84
Other residential mortgage-backed	16,892	824	11
Other commercial mortgage-backed	10,337	340	1
Corporate debt and other asset-backed	2,358	79	1
Total	$57,474	$3,614	$97
As of December 2017
U.S. government agency-issued collateralized mortgage obligations	$20,232	$1,120	$16
Other residential mortgage-backed	10,558	711	17
Other commercial mortgage-backed	7,916	228	7
Corporate debt and other asset-backed	2,108	56	1
Total	$40,814	$2,115	$41

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•

Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter as of June 2018, and relate to securitizations during 2012 and thereafter as of December 2017.

•	The fair value of retained interests was $3.62 billion and $2.13 billion as of June 2018 and December 2017, respectively.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value and notional amount of these derivatives and commitments was a net asset of $59 million and $1.18 billion as of June 2018, and $86 million and $1.26 billion as of December 2017, respectively. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	June 2018	December 2017
Fair value of retained interests	$3,546	$2,071
Weighted average life (years)	7.4	6.0
Constant prepayment rate	9.7%	9.4%
Impact of 10% adverse change	$ (23)	$ (19)
Impact of 20% adverse change	$ (46)	$ (35)
Discount rate	4.4%	4.2%
Impact of 10% adverse change	$ (82)	$ (35)
Impact of 20% adverse change	$ (161)	$ (70)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $79 million and a weighted average life of 4.5 years as of June 2018, and a fair value of $56 million and a weighted average life of 4.5 years as of December 2017. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June 2018 and December 2017. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $79 million and $56 million as of June 2018 and December 2017, respectively.

Goldman Sachs June 2018 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 12.

Variable Interest Entities

A variable interest in a VIE is an investment (e.g., debt or equity) or other interest (e.g., derivatives or loans and lending commitments) that will absorb portions of the VIE’s expected losses and/or receive portions of the VIE’s expected residual returns.

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

53	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	As of
$ in millions	June 2018	December 2017
Total nonconsolidated VIEs
Assets in VIEs	$116,676	$97,962
Carrying value of variable interests — assets	10,140	8,425
Carrying value of variable interests — liabilities	381	214
Maximum exposure to loss:
Retained interests	3,614	2,115
Purchased interests	1,205	1,172
Commitments and guarantees	2,752	3,462
Derivatives	8,614	8,406
Loans and investments	4,778	4,454
Total maximum exposure to loss	$ 20,963	$19,609

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

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of
$ in millions	June 2018	December 2017
Mortgage-backed
Assets in VIEs	$71,322	$55,153
Carrying value of variable interests — assets	4,695	3,128
Maximum exposure to loss:
Retained interests	3,535	2,059
Purchased interests	1,155	1,067
Commitments and guarantees	37	11
Derivatives	97	99
Total maximum exposure to loss	$ 4,824	$ 3,236
Real estate, credit- and power-related and other investing
Assets in VIEs	$18,182	$15,539
Carrying value of variable interests — assets	3,320	3,289
Carrying value of variable interests — liabilities	3	2
Maximum exposure to loss:
Commitments and guarantees	1,528	1,617
Loans and investments	3,317	3,289
Total maximum exposure to loss	$ 4,845	$ 4,906
Corporate debt and other asset-backed
Assets in VIEs	$14,413	$16,251
Carrying value of variable interests — assets	1,800	1,660
Carrying value of variable interests — liabilities	378	212
Maximum exposure to loss:
Retained interests	79	56
Purchased interests	50	105
Commitments and guarantees	1,116	1,779
Derivatives	8,513	8,303
Loans and investments	1,136	817
Total maximum exposure to loss	$10,894	$11,060
Investments in funds
Assets in VIEs	$12,759	$11,019
Carrying value of variable interests — assets	325	348
Maximum exposure to loss:
Commitments and guarantees	71	55
Derivatives	4	4
Loans and investments	325	348
Total maximum exposure to loss	$ 400	$ 407

Goldman Sachs June 2018 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of both June 2018 and December 2017, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned.

•

Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities.

•	Corporate debt and other asset-backed: Substantially all assets were included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	June 2018	December 2017
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 321	$ 275
Receivables from customers and counterparties	2	2
Loans receivable	360	427
Financial instruments owned	1,652	1,194
Other assets	1,099	1,273
Total	$3,434	$3,171
Liabilities
Other secured financings	$1,095	$1,023
Financial instruments sold, but not yet purchased	5	15
Unsecured short-term borrowings	50	79
Unsecured long-term borrowings	216	225
Other liabilities	1,068	577
Total	$2,434	$1,919

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

•	Substantially all assets can only be used to settle obligations of the VIE.

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of
$ in millions	June 2018	December 2017
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 321	$ 275
Loans receivable	309	375
Financial instruments owned	1,392	896
Other assets	1,093	1,267
Total	$ 3,115	$ 2,813
Liabilities
Other secured financings	$ 414	$ 327
Financial instruments sold, but not yet purchased	5	15
Other liabilities	1,068	577
Total	$ 1,487	$ 919
Mortgage-backed and other asset-backed
Assets
Receivables from customers and counterparties	$ 2	$ 2
Loans receivable	51	52
Financial instruments owned	240	242
Other assets	6	6
Total	$ 299	$ 302
Liabilities
Other secured financings	$ 207	$ 207
Total	$ 207	$ 207
Principal-protected notes
Assets
Financial instruments owned	$ 20	$ 56
Total	$ 20	$ 56
Liabilities
Other secured financings	$ 474	$ 489
Unsecured short-term borrowings	50	79
Unsecured long-term borrowings	216	225
Total	$ 740	$ 793

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of
$ in millions	June 2018	December 2017
Property, leasehold improvements and equipment	$17,108	$15,094
Goodwill and identifiable intangible assets	4,106	4,038
Income tax-related assets	1,612	3,728
Miscellaneous receivables and other	5,684	5,486
Total	$28,510	$28,346

55	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In the table above:

•

Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $8.73 billion and $8.28 billion as of June 2018 and December 2017, respectively. Property, leasehold improvements and equipment included $6.24 billion and $5.97 billion as of June 2018 and December 2017, respectively, that the firm uses in connection with its operations, and $916 million and $982 million as of June 2018 and December 2017, respectively, of foreclosed real estate primarily related to PCI loans. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

•

The decrease in income tax-related assets during the first half of 2018 reflected a decrease in net current tax receivables, as the net deferred tax liability related to the Tax Legislation repatriation tax became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

Miscellaneous receivables and other included debt securities accounted for as held-to-maturity of $833 million and $800 million as of June 2018 and December 2017, respectively. These securities were backed by residential real estate, had maturities of greater than ten years, are carried at amortized cost and the carrying value of these securities approximated fair value as of both June 2018 and December 2017. As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these securities been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2018 and December 2017.

•	Miscellaneous receivables and other included investments in qualified affordable housing projects of $653 million and $679 million as of June 2018 and December 2017, respectively.

•

Miscellaneous receivables and other included assets classified as held for sale of $441 million and $634 million as of June 2018 and December 2017, respectively, related to the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment.

•	Miscellaneous receivables and other included equity-method investments of $278 million and $275 million as of June 2018 and December 2017, respectively.

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of
$ in millions	June 2018	December 2017
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,403	2,403
Securities services	105	105
Investing & Lending	94	2
Investment Management	605	605
Total	$3,757	$3,665

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

Goldman Sachs June 2018 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

There were no events or changes in circumstances during the six months ended June 2018 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of June 2018.

Identifiable Intangible Assets. The table below presents the carrying value of identifiable intangible assets.

	As of
$ in millions	June 2018	December 2017
Institutional Client Services:
FICC Client Execution	$ 23	$ 37
Equities client execution	62	88
Investing & Lending	167	140
Investment Management	97	108
Total	$ 349	$ 373

The table below presents further details on the net carrying value of identifiable intangible assets.

	As of
$ in millions	June 2018	December 2017
Customer lists
Gross carrying value	$ 1,111	$ 1,091
Accumulated amortization	(938)	(903)
Net carrying value	173	188
Acquired leases and other
Gross carrying value	614	584
Accumulated amortization	(438)	(399)
Net carrying value	176	185
Total gross carrying value	1,725	1,675
Total accumulated amortization	(1,376)	(1,302)
Total net carrying value	$ 349	$ 373

In the table above:

•

During the three and six months ended June 2018, the firm acquired $42 million and $76 million, respectively, of intangible assets, primarily related to acquired leases, with a weighted average amortization period of four years.

•	During 2017, the firm acquired $113 million of intangible assets, primarily related to acquired leases, with a weighted average amortization period of five years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present details about amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Amortization	$40	$29	$85	$ 70

$ in millions	As of June 2018
Estimated future amortization
Remainder of 2018	$ 67
2019	$105
2020	$ 47
2021	$ 32
2022	$ 24
2023	$ 20

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

During both the six months ended June 2018 and June 2017, impairments were not material to the firm’s results of operations or financial condition.

57	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 14.

Deposits

The table below presents the types and sources of the firm’s deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2018
Private bank deposits	$52,431	$ 1,893	$ 54,324
Marcus deposits	17,611	5,587	23,198
Brokered certificates of deposit	–	39,744	39,744
Deposit sweep programs	15,846	–	15,846
Institutional deposits	1	20,328	20,329
Total	$85,889	$67,552	$153,441
As of December 2017
Private bank deposits	$50,579	$ 1,623	$ 52,202
Marcus deposits	13,787	3,330	17,117
Brokered certificates of deposit	–	35,704	35,704
Deposit sweep programs	16,019	–	16,019
Institutional deposits	1	17,561	17,562
Total	$80,386	$58,218	$138,604

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•

Time deposits included $25.63 billion and $22.90 billion as of June 2018 and December 2017, respectively, of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.7 years and 2.0 years as of June 2018 and December 2017, respectively.

•

Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of both June 2018 and December 2017, the firm had eight deposit sweep program contractual arrangements.

•	Deposits insured by the FDIC as of June 2018 and December 2017 were approximately $84.78 billion and $75.02 billion, respectively.

The table below presents deposits held in U.S. and non-U.S. offices.

	As of
$ in millions	June 2018	December 2017
U.S. offices	$122,110	$111,002
Non-U.S. offices	31,331	27,602
Total	$153,441	$138,604

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2018
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2018	$ 8,795	$ 11,518	$ 20,313
2019	14,392	9,256	23,648
2020	7,132	12	7,144
2021	4,440	42	4,482
2022	4,863	84	4,947
2023	2,659	167	2,826
2024 - thereafter	3,512	680	4,192
Total	$45,793	$ 21,759	$ 67,552

As of June 2018, deposits in U.S. and non-U.S. offices included $2.13 billion and $13.14 billion, respectively, of time deposits that were greater than $250,000.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2018 and December 2017. While these savings and demand deposits and time deposits are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2018 and December 2017.

Goldman Sachs June 2018 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

The table below presents details about the firm’s short-term borrowings.

	As of
$ in millions	June 2018	December 2017
Other secured financings (short-term)	$14,346	$14,896
Unsecured short-term borrowings	44,390	46,922
Total	$58,736	$61,818

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. While these unsecured short-term borrowings are carried at amounts that approximate fair value, they are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP and therefore are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2018 and December 2017.

The table below presents details about the firm’s unsecured short-term borrowings.

	As of
$ in millions	June 2018	December 2017
Current portion of unsecured long-term borrowings	$25,949	$30,090
Hybrid financial instruments	14,714	12,973
Other unsecured short-term borrowings	3,727	3,859
Total	$44,390	$46,922
Weighted average interest rate	2.45%	2.28%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents details about the firm’s long-term borrowings.

	As of
$ in millions	June 2018	December 2017
Other secured financings (long-term)	$ 12,033	$ 9,892
Unsecured long-term borrowings	227,354	217,687
Total	$239,387	$227,579

See Note 10 for information about other secured financings.

The table below presents details about the firm’s unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2018
Fixed-rate obligations	$106,746	$ 36,194	$142,940
Floating-rate obligations	50,869	33,545	84,414
Total	$157,615	$ 69,739	$227,354
As of December 2017
Fixed-rate obligations	$104,035	$ 36,975	$141,010
Floating-rate obligations	44,614	32,063	76,677
Total	$148,649	$ 69,038	$217,687

In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•

U.S. dollar-denominated debt had interest rates ranging from 1.95% to 10.04% (with a weighted average rate of 4.15%) and 1.60% to 10.04% (with a weighted average rate of 4.24%) as of June 2018 and December 2017, respectively. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•

Non-U.S. dollar-denominated debt had interest rates ranging from 0.31% to 13.00% (with a weighted average rate of 2.62%) and 0.31% to 13.00% (with a weighted average rate of 2.60%) as of June 2018 and December 2017, respectively. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

59	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of June 2018
2019	$ 16,119
2020	27,137
2021	23,011
2022	23,297
2023	24,681
2024 - thereafter	113,109
Total	$227,354

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

•

Unsecured long-term borrowings included $4.22 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $43 million in 2019, $114 million in 2020, $283 million in 2021, $(85) million in 2022, $(93) million in 2023, and $3.96 billion in 2024 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	June 2018	December 2017
Fixed-rate obligations:
At fair value	$ 175	$ 147
At amortized cost	82,270	90,803
Floating-rate obligations:
At fair value	41,769	38,491
At amortized cost	103,140	88,246
Total	$227,354	$217,687

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 3.06% (3.74% related to fixed-rate obligations and 2.52% related to floating-rate obligations) and 2.86% (3.67% related to fixed-rate obligations and 2.02% related to floating-rate obligations) as of June 2018 and December 2017, respectively. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of both June 2018 and December 2017, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value under the fair value option or at fair value in accordance with other U.S. GAAP, their fair value is not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2018 and December 2017.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. As of June 2018 and December 2017, subordinated debt had maturities ranging from 2021 to 2045 and 2020 to 2045, respectively. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

The table below presents details about the firm’s subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of June 2018
Subordinated debt	$14,055	$15,644	3.93%
Junior subordinated debt	1,140	1,407	2.82%
Total	$15,195	$17,051	3.85%
As of December 2017
Subordinated debt	$14,117	$16,235	3.31%
Junior subordinated debt	1,168	1,539	2.37%
Total	$15,285	$17,774	3.24%

In the table above, the rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. The rates exclude subordinated borrowings accounted for at fair value under the fair value option.

Goldman Sachs June 2018 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Junior Subordinated Debt

In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of June 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively. During the six months ended June 2018, the firm purchased $27.8 million (par amount) of Trust Preferred Securities and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.17 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.13 billion and $35.1 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Note 17.

Other Liabilities

The table below presents other liabilities by type.

	As of
$ in millions	June 2018	December 2017
Compensation and benefits	$ 5,745	$ 6,710
Income tax-related liabilities	2,793	4,051
Noncontrolling interests	1,364	553
Employee interests in consolidated funds	136	156
Subordinated liabilities of consolidated VIEs	15	19
Accrued expenses and other	5,511	5,433
Total	$15,564	$16,922

In the table above:

•

The decrease in income tax-related liabilities during the first half of 2018 reflected a decrease in the net deferred tax liability related to the Tax Legislation repatriation tax, which became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

The increase in noncontrolling interests during the first half of 2018 primarily reflected a noncontrolling interest in a consolidated special purpose acquisition company, which completed its initial public offering during the second quarter of 2018.

•

Beginning in January 2018, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of June 2018, the firm’s contract liabilities were not material.

61	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents the firm’s commitments by type.

	As of
$ in millions	June 2018	December 2017
Commercial lending:
Investment-grade	$ 97,520	$ 93,115
Non-investment-grade	59,371	45,291
Warehouse financing	4,727	5,340
Total lending commitments	161,618	143,746
Contingent and forward starting collateralized agreements	61,456	41,756
Forward starting collateralized financings	22,823	16,902
Letters of credit	406	437
Investment commitments	5,312	6,840
Other	5,658	6,310
Total commitments	$257,273	$215,991

The table below presents the firm’s commitments by period of expiration.

	As of June 2018
$ in millions	Remainder of 2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Commercial lending:
Investment-grade	$ 12,210	$36,771	$34,320	$14,219
Non-investment-grade	986	17,075	19,579	21,731
Warehouse financing	181	2,017	1,815	714
Total lending commitments	13,377	55,863	55,714	36,664
Contingent and forward starting collateralized agreements	61,398	50	8	–
Forward starting collateralized financings	22,823	–	–	–
Letters of credit	189	174	3	40
Investment commitments	1,235	810	921	2,346
Other	5,355	253	50	–
Total commitments	$104,377	$57,150	$56,696	$39,050

Lending Commitments

The firm’s lending commitments are agreements to lend with fixed termination dates and depend on the satisfaction of all contractual conditions to borrowing. These commitments are presented net of amounts syndicated to third parties. The total commitment amount does not necessarily reflect actual future cash flows because the firm may syndicate all or substantial additional portions of these commitments. In addition, commitments can expire unused or be reduced or cancelled at the counterparty’s request.

The table below presents details about the firm’s lending commitments.

	As of
$ in millions	June 2018	December 2017
Held for investment	$130,925	$124,504
Held for sale	18,849	9,838
At fair value	11,844	9,404
Total	$161,618	$143,746

In the table above:

•	Held for investment lending commitments are accounted for on an accrual basis. See Note 9 for further information about such commitments.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded, net of any fees in other principal transactions.

•	Substantially all lending commitments relates to the firm’s Investing & Lending segment.

Goldman Sachs June 2018 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $22.48 billion and $25.70 billion as of June 2018 and December 2017, respectively. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $550 million of protection had been provided as of both June 2018 and December 2017. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.09 billion as of both June 2018 and December 2017, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of June 2018
Remainder of 2018	$ 149
2019	298
2020	285
2021	227
2022	168
2023	135
2024 - thereafter	1,184
Total	$2,446

Rent charged to operating expense was $76 million and $75 million for the three months ended June 2018 and June 2017, respectively, and $147 million and $145 million for the six months ended June 2018 and June 2017, respectively.

63	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in occupancy expenses. The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. Total occupancy expenses for space held in excess of the firm’s current requirements and exit costs related to office space were not material for each of the three and six months ended June 2018 and June 2017.

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

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of June 2018, approximately $1.0 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents information about certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of June 2018
Carrying Value of Net Liability	$ 6,406	$ –	$ 40
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2018	$1,538,103	$38,656	$ 263
2019 - 2020	1,340,290	–	1,972
2021 - 2022	170,770	–	1,273
2023 - thereafter	112,758	–	475
Total	$3,161,921	$38,656	$3,983
As of December 2017
Carrying Value of Net Liability	$ 5,406	$ –	$ 37
Maximum Payout/Notional Amount by Period of Expiration
2018	$1,139,751	$37,959	$ 723
2019 - 2020	205,983	–	1,515
2021 - 2022	71,599	–	1,209
2023 - thereafter	76,540	–	137
Total	$1,493,873	$37,959	$3,584

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•

The carrying value for derivatives included derivative assets of $1.99 billion and $2.20 billion and derivative liabilities of $8.40 billion and $7.61 billion as of June 2018 and December 2017, respectively.

Goldman Sachs June 2018 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $39.83 billion and $39.03 billion as of June 2018 and December 2017, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

65	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both June 2018 and December 2017.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both June 2018 and December 2017.

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

Goldman Sachs June 2018 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

As of both June 2018 and December 2017, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.

On July 16, 2018, the Board of Directors of Group Inc. (Board) declared a dividend of $0.80 per common share to be paid on September 27, 2018 to common shareholders of record on August 30, 2018.

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

The table below presents the amount of common stock repurchased by the firm under the share repurchase program.

	June 2018
in millions, except per share amounts	Three Months Ended	Six Months Ended
Common share repurchases	–	3.0
Average cost per share	$ –	$264.32
Total cost of common share repurchases	$ –	$ 800

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the six months ended June 2018, 1,120 shares were remitted with a total value of $0.3 million and the firm cancelled 4.2 million share-based awards with a total value of $1.09 billion.

Preferred Equity

The tables below present details about the perpetual preferred stock issued and outstanding as of June 2018.

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

67	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

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

The table below presents the dividend rates of the firm’s perpetual preferred stock as of June 2018.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
B	6.20%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The tables below present dividends declared on the firm’s preferred stock.

	Three Months Ended June
	2018		2017
Series	per share	$ in millions	per share	$ in millions
A	$ 226.56	$ 7	$ 231.77	$ 7
B	$ 387.50	3	$ 387.50	13
C	$ 241.67	2	$ 247.22	2
D	$ 241.67	13	$ 247.22	13
E	$1,022.22	8	$1,022.22	9
F	$1,022.22	1	$1,022.22	1
I	$ –	–	$ 371.88	12
J	$ 343.75	14	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
L	$ 712.50	37	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$ 393.75	11	$ 393.75	10
O	$ 662.50	17	$ 662.50	17
P	$ 656.25	39	$ –	–
Total		$217		$200

	Six Months Ended June
	2018		2017
Series	per share	$ in millions	per share	$ in millions
A	$ 471.35	$ 14	$ 471.35	$ 14
B	$ 775.00	15	$ 775.00	25
C	$ 502.78	4	$ 502.78	4
D	$ 502.78	27	$ 502.78	27
E	$2,022.22	16	$2,022.22	16
F	$2,022.22	3	$2,022.22	3
I	$ –	–	$ 743.76	25
J	$ 687.50	28	$ 687.50	28
K	$ 796.88	22	$ 796.88	22
L	$ 712.50	37	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$ 787.50	21	$ 787.50	21
O	$ 662.50	17	$ 662.50	17
P	$ 656.25	39	$ –	–
Total		$297		$293

Accumulated Other Comprehensive Loss

The table below presents changes in the accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Six Months Ended June 2018
Currency translation	$ (625)	$ –	$ (625)
Debt valuation adjustment	(1,046)	1,148	102
Pension and postretirement liabilities	(200)	(5)	(205)
Available-for-sale securities	(9)	(221)	(230)
Total	$(1,880)	$ 922	$ (958)
Year Ended December 2017
Currency translation	$ (647)	$ 22	$ (625)
Debt valuation adjustment	(239)	(807)	(1,046)
Pension and postretirement liabilities	(330)	130	(200)
Available-for-sale securities	–	(9)	(9)
Total	$ (1,216)	$ (664)	$(1,880)

Goldman Sachs June 2018 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Minimum Ratios and Buffers. The table below presents the minimum ratios applicable to the firm.

	As of
	June 2018	December 2017
Risk-based capital ratios
CET1 ratio	8.250%	7.000%
Tier 1 capital ratio	9.750%	8.500%
Total capital ratio	11.750%	10.500%
Leverage ratios
Tier 1 leverage ratio	4.000%	4.000%
SLR	5.000%	N/A

In the table above:

•

The minimum risk-based capital ratios as of June 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5%, (ii) the 75% phase-in of the G-SIB buffer of 2.5% (based on 2016 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•

The minimum risk-based capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the G-SIB buffer of 2.5% (based on 2015 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•	The minimum SLR as of June 2018 reflects the 2% buffer applicable to G-SIBs.

69	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of June 2018, the FRB has set the countercyclical capital buffer at zero percent.

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

Goldman Sachs June 2018 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the FRB’s regulatory capital rules require that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the six months ended June 2018 or during the year ended December 2017. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Risk-based Capital Ratios and RWAs. Each of the risk-based capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both June 2018 and December 2017.

The table below presents the firm’s risk-based capital ratios.

	As of
$ in millions	June 2018	December 2017
Common shareholders’ equity	$ 75,396	$ 70,390
Deduction for goodwill	(3,103)	(3,011)
Deduction for identifiable intangible assets	(315)	(258)
Other adjustments	(1,253)	(11)
Common Equity Tier 1	70,725	67,110
Preferred stock	11,203	11,853
Deduction for investments in covered funds	(623)	(590)
Other adjustments	(21)	(42)
Tier 1 capital	$ 81,284	$ 78,331
Standardized Tier 2 and Total capital
Tier 1 capital	$ 81,284	$ 78,331
Qualifying subordinated debt	13,473	13,360
Junior subordinated debt	442	567
Allowance for losses on loans and lending commitments	1,158	1,078
Other adjustments	(20)	(28)
Standardized Tier 2 capital	15,053	14,977
Standardized Total capital	$ 96,337	$ 93,308
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 81,284	$ 78,331
Standardized Tier 2 capital	15,053	14,977
Allowance for losses on loans and lending commitments	(1,158)	(1,078)
Basel III Advanced Tier 2 capital	13,895	13,899
Basel III Advanced Total capital	$ 95,179	$ 92,230
RWAs
Standardized	$560,594	$555,611
Basel III Advanced	$614,386	$617,646
CET1 ratio
Standardized	12.6%	12.1%
Basel III Advanced	11.5%	10.9%
Tier 1 capital ratio
Standardized	14.5%	14.1%
Basel III Advanced	13.2%	12.7%
Total capital ratio
Standardized	17.2%	16.8%
Basel III Advanced	15.5%	14.9%

71	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Effective January 2018, the firm became subject to CET1 ratios calculated on a fully phased-in basis. As of December 2017, the firm’s CET1 ratios calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules on a fully phased-in basis were 0.2 percentage points lower than on a transitional basis.

In the table above:

•	Deduction for goodwill was net of deferred tax liabilities of $654 million as of both June 2018 and December 2017.

•

Deduction for identifiable intangible assets was net of deferred tax liabilities of $34 million and $40 million as of June 2018 and December 2017, respectively. The deduction for identifiable intangible assets was fully phased into CET1 in January 2018. As of December 2017, CET1 reflects 80% of the identifiable intangible assets deduction and the remaining 20% was risk weighted.

•

Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, pension and postretirement liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. The deduction for such items was fully phased into CET1 in January 2018. As of December 2017, CET1 reflects 80% of such deduction. Substantially all of the balance that was not deducted from CET1 as of December 2017 was deducted from Tier 1 capital within other adjustments.

•

Junior subordinated debt represents debt issued to Trust. As of June 2018, 40% of this debt was included in Tier 2 capital and 60% was fully phased out of regulatory capital. As of December 2017, 50% of this debt was included in Tier 2 capital and 50% was fully phased out of regulatory capital. Junior subordinated debt is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt and trust preferred securities purchased by the firm.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Six Months Ended June 2018
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$67,110	$67,110
Change in:
Common shareholders’ equity	5,006	5,006
Transitional provisions	(117)	(117)
Deduction for goodwill	(92)	(92)
Deduction for identifiable intangible assets	8	8
Other adjustments	(1,190)	(1,190)
Ending balance	$70,725	$70,725
Tier 1 capital
Beginning balance	$78,331	$78,331
Change in:
CET1	3,615	3,615
Transitional provisions	13	13
Deduction for investments in covered funds	(33)	(33)
Preferred stock	(650)	(650)
Other adjustments	8	8
Ending balance	81,284	81,284
Tier 2 capital
Beginning balance	14,977	13,899
Change in:
Qualifying subordinated debt	113	113
Junior subordinated debt	(125)	(125)
Allowance for losses on loans and lending commitments	80	–
Other adjustments	8	8
Ending balance	15,053	13,895
Total capital	$96,337	$95,179

Goldman Sachs June 2018 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Year Ended December 2017
$ in millions	Standardized	Basel III Advanced
Common Equity Tier 1
Beginning balance	$ 72,046	$ 72,046
Change in:
Common shareholders’ equity	(5,300)	(5,300)
Transitional provisions	(426)	(426)
Deduction for goodwill	(348)	(348)
Deduction for identifiable intangible assets	24	24
Deduction for investments in financial institutions	586	586
Other adjustments	528	528
Ending balance	$ 67,110	$ 67,110
Tier 1 capital
Beginning balance	$ 82,440	$ 82,440
Change in:
CET1	(4,936)	(4,936)
Transitional provisions	152	152
Deduction for investments in covered funds	(145)	(145)
Preferred stock	650	650
Other adjustments	170	170
Ending balance	78,331	78,331
Tier 2 capital
Beginning balance	16,074	15,352
Change in:
Qualifying subordinated debt	(1,206)	(1,206)
Junior subordinated debt	(225)	(225)
Allowance for losses on loans and lending commitments	356	–
Other adjustments	(22)	(22)
Ending balance	14,977	13,899
Total capital	$ 93,308	$ 92,230

In the tables above, the change in transitional provisions represents the increased phase-in of certain deductions and adjustments from 80% to 100% (effective January 1, 2018) for 2018 and from 60% to 80% (effective January 1, 2017) for 2017.

The tables below present the components of the firm’s RWAs.

	Standardized Capital Rules as of
$ in millions	June 2018	December 2017
Credit RWAs
Derivatives	$124,561	$126,076
Commitments, guarantees and loans	156,387	145,104
Securities financing transactions	75,519	77,962
Equity investments	54,775	48,155
Other	68,672	70,933
Total Credit RWAs	479,914	468,230
Market RWAs
Regulatory VaR	9,457	7,532
Stressed VaR	25,611	32,753
Incremental risk	8,956	8,441
Comprehensive risk	2,440	2,397
Specific risk	34,216	36,258
Total Market RWAs	80,680	87,381
Total RWAs	$560,594	$555,611

	Basel III Advanced Rules as of
$ in millions	June 2018	December 2017
Credit RWAs
Derivatives	$ 95,370	$102,986
Commitments, guarantees and loans	174,164	163,375
Securities financing transactions	21,859	19,362
Equity investments	56,566	51,626
Other	72,168	75,968
Total Credit RWAs	420,127	413,317
Market RWAs
Regulatory VaR	9,457	7,532
Stressed VaR	25,611	32,753
Incremental risk	8,956	8,441
Comprehensive risk	2,394	1,870
Specific risk	34,216	36,258
Total Market RWAs	80,634	86,854
Total Operational RWAs	113,625	117,475
Total RWAs	$614,386	$617,646

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

The tables below present changes in the firm’s RWAs.

	Six Months Ended June 2018
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	(1,515)	(7,616)
Commitments, guarantees and loans	11,283	10,789
Securities financing transactions	(2,443)	2,497
Equity investments	(1,029)	(3,168)
Other	(2,378)	(3,924)
Change in Credit RWAs	11,684	6,810
Market RWAs
Change in:
Regulatory VaR	1,925	1,925
Stressed VaR	(7,142)	(7,142)
Incremental risk	515	515
Comprehensive risk	43	524
Specific risk	(2,042)	(2,042)
Change in Market RWAs	(6,701)	(6,220)
Operational RWAs
Change in operational risk	–	(3,850)
Change in Operational RWAs	–	(3,850)
Ending balance	$560,594	$614,386

73	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In the tables above:

•

Standardized Credit RWAs as of June 2018 increased by $11.68 billion compared with December 2017, primarily due to an increase in commitments, guarantees and loans primarily due to an increase in lending activity and an increase in transitional provision reflecting the phase-in of a higher risk-weight for certain equity investments. These increases were partially offset by a decrease in secured financing transactions and a decrease in derivatives, principally due to reduced exposures. Standardized Market RWAs as of June 2018 decreased by $6.70 billion compared with December 2017, primarily reflecting a decrease in stressed VaR as a result of changes in risk exposure.

•

Basel III Advanced Credit RWAs as of June 2018 increased by $6.81 billion compared with December 2017, primarily due to an increase in commitments, guarantees and loans primarily due to an increase in lending activity and an increase in transitional provision reflecting the phase-in of a higher risk-weight for certain equity investments. These increases were partially offset by a decrease in derivatives, primarily due to reduced counterparty credit risk and a decrease in receivables included in other credit RWAs reflecting the impact of firm and client activity. Basel III Advanced Market RWAs as of June 2018 decreased by $6.22 billion compared with December 2017, primarily reflecting a decrease in stressed VaR as a result of changes in risk exposure.

•

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

•

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

Leverage Ratios. The table below presents the firm’s Tier 1 leverage ratio and SLR.

	For the Three Months Ended or as of
$ in millions	June 2018	December 2017
Tier 1 capital	$ 81,284	$ 78,331
Average total assets	$ 990,502	$ 937,424
Deductions from Tier 1 capital	(5,073)	(4,508)
Average adjusted total assets	985,429	932,916
Off-balance-sheet exposures	422,049	408,164
Total supplementary leverage exposure	$1,407,478	$1,341,080
Tier 1 leverage ratio	8.2%	8.4%
SLR	5.8%	5.8%

In the table above:

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets.

•	SLR is defined as Tier 1 capital divided by supplementary leverage exposure.

Goldman Sachs June 2018 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of both June 2018 and December 2017, GS Bank USA was in compliance with its minimum risk-based capital and leverage requirements and the “well-capitalized” minimum ratios.

The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA.

	Minimum Ratio as of
	June 2018	December 2017	“Well-capitalized” Minimum Ratio
Risk-based capital ratios
CET1 ratio	6.375%	5.750%	6.5%
Tier 1 capital ratio	7.875%	7.250%	8.0%
Total capital ratio	9.875%	9.250%	10.0%
Leverage ratios
Tier 1 leverage ratio	4.000%	4.000%	5.0%
SLR	3.000%	N/A	6.0%

In the table above:

•

The minimum risk-based capital ratios as of June 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

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

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each risk-based capital ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both June 2018 and December 2017.

The table below presents GS Bank USA’s risk-based capital ratios.

	As of
$ in millions	June 2018	December 2017
Standardized
Common Equity Tier 1	$ 26,284	$ 25,343
Tier 1 capital	26,284	25,343
Tier 2 capital	4,866	2,547
Total capital	$ 31,150	$ 27,890
Basel III Advanced
Common Equity Tier 1	$ 26,284	$ 25,343
Tier 1 capital	26,284	25,343
Standardized Tier 2 capital	4,866	2,547
Allowance for losses on loans and lending commitments	(616)	(547)
Tier 2 capital	4,250	2,000
Total capital	$ 30,534	$ 27,343
RWAs
Standardized	$240,369	$229,775
Basel III Advanced	$167,423	$164,602
CET1 ratio
Standardized	10.9%	11.0%
Basel III Advanced	15.7%	15.4%
Tier 1 capital ratio
Standardized	10.9%	11.0%
Basel III Advanced	15.7%	15.4%
Total capital ratio
Standardized	13.0%	12.1%
Basel III Advanced	18.2%	16.6%

75	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

GS Bank USA’s Standardized and Basel III Advanced CET1 ratios and Tier 1 capital ratios remained essentially unchanged from December 2017 to June 2018. The increase in GS Bank USA’s Standardized and Basel III Advanced Total capital ratios from December 2017 to June 2018 is primarily due to an increase in Total capital, principally due to the issuance of subordinated debt.

The table below presents GS Bank USA’s Tier 1 leverage ratio and SLR.

	For the Three Months Ended or as of
$ in millions	June 2018	December 2017
Tier 1 capital	$ 26,284	$ 25,343
Average total assets	$174,286	$168,854
Deductions from Tier 1 capital	(172)	(12)
Average adjusted total assets	174,114	168,842
Off-balance-sheet exposures	187,409	176,892
Total supplementary leverage exposure	$361,523	$345,734
Tier 1 leverage ratio	15.1%	15.0%
SLR	7.3%	7.3%

In the table above:

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets.

•	SLR is defined as Tier 1 capital divided by supplementary leverage exposure.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to minimum capital requirements. As of both June 2018 and December 2017, GSIB was in compliance with all regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $49.12 billion and $50.86 billion as of June 2018 and December 2017, respectively, which exceeded required reserve amounts by $48.98 billion and $50.74 billion as of June 2018 and December 2017, respectively.

Restrictions on Payments

Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval (e.g., the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test) even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. For example, the FRB, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.

As of June 2018 and December 2017, Group Inc.’s equity investment in subsidiaries was $96.21 billion and $93.88 billion, respectively, of which Group Inc. was required to maintain $56.84 billion and $53.02 billion, respectively, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Group Inc.’s capital invested in certain non-U.S. subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 for information about the firm’s net investment hedges, which are used to hedge this risk.

Goldman Sachs June 2018 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The table below presents details about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2018	2017	2018	2017
Net earnings applicable to common shareholders	$2,348	$1,631	$5,085	$3,793
Weighted average basic shares	387.8	406.1	388.4	409.3
Effect of dilutive securities:
RSUs	3.8	5.1	3.6	4.9
Stock options	1.0	2.1	1.2	2.5
Dilutive securities	4.8	7.2	4.8	7.4
Weighted average basic shares and dilutive securities	392.6	413.3	393.2	416.7
Basic EPS	$ 6.04	$ 4.00	$13.07	$ 9.24
Diluted EPS	$ 5.98	$ 3.95	$12.93	$ 9.10

In the table above:

•

Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 and $0.02 for the three months ended June 2018 and June 2017, respectively, and $0.02 and $0.03 for the six months ended June 2018 and June 2017, respectively.

•	Diluted EPS does not include antidilutive RSUs of less than 0.1 million for both the three and six months ended June 2018 and June 2017.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Fees earned from funds	$1,021	$715	$1,902	$1,425

			As of
$ in millions			June 2018	December 2017
Fees receivable from funds			$ 665	$ 637
Aggregate carrying value of interests in funds			$5,227	$4,993

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $11 million and $24 million for the three months ended June 2018 and June 2017, respectively, and $29 million and $49 million for the six months ended June 2018 and June 2017, respectively.

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

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million as of both June 2018 and December 2017. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both June 2018 and December 2017, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

77	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.

The table below presents the firm’s sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Interest income
Deposits with banks	$ 334	$ 193	$ 644	$ 355
Collateralized agreements	938	397	1,563	678
Financial instruments owned	1,782	1,493	3,448	2,844
Loans receivable	1,000	635	1,892	1,200
Other interest	866	502	1,603	889
Total interest income	4,920	3,220	9,150	5,966
Interest expense
Deposits	630	315	1,131	589
Collateralized financings	485	212	869	348
Financial instruments sold, but not yet purchased	394	369	783	705
Secured and unsecured borrowings:
Short-term	184	191	390	312
Long-term	1,353	1,124	2,658	2,300
Other interest	872	221	1,399	408
Total interest expense	3,918	2,432	7,230	4,662
Net interest income	$1,002	$ 788	$1,920	$1,304

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Note 24.

Income Taxes

Tax Legislation

The provision for taxes in 2017 reflected an increase in income tax expense of $4.40 billion representing the estimated impact of Tax Legislation enacted on December 22, 2017. The $4.40 billion income tax expense included the repatriation tax on undistributed earnings of foreign subsidiaries, the effects of the implementation of a territorial tax system and the remeasurement of U.S. deferred tax assets at lower enacted tax rates. While the estimated impact of Tax Legislation was calculated to account for all available information, the firm anticipates modification to this amount may occur as a result of (i) refinement of the firm’s calculations based on updated information, (ii) changes in the firm’s interpretations and assumptions, (iii) updates from issuance of future legislative guidance and (iv) actions the firm may take as a result of Tax Legislation. During the six months ended June 2018, the firm did not make any material adjustments to this estimate.

Provision for Income Taxes

Income taxes are provided for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities. The firm reports interest expense related to income tax matters in provision for taxes and income tax penalties in other expenses.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses in various tax jurisdictions. Tax assets and liabilities are presented as a component of other assets and other liabilities, respectively.

Goldman Sachs June 2018 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2018
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2011

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

The firm allocates assets (including allocations of global core liquid assets and cash, secured client financing and other assets), revenues and expenses among the four business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain assets, revenues and expenses. The allocation process is based on the manner in which management currently views the performance of the segments. Management believes that this allocation provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets. Transactions between segments are based on specific criteria or approximate third-party rates.

79	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the firm’s net revenues, pre-tax earnings and total assets by segment.

	Three Months Ended or as of June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Investment Banking
Financial Advisory	$ 804	$ 749	$ 1,390	$ 1,505
Equity underwriting	489	260	899	571
Debt underwriting	752	721	1,549	1,357
Total Underwriting	1,241	981	2,448	1,928
Total net revenues	2,045	1,730	3,838	3,433
Operating expenses	1,210	984	2,220	1,959
Pre-tax earnings	$ 835	$ 746	$ 1,618	$ 1,474
Segment assets	$ 1,667	$ 2,076
Institutional Client Services
FICC Client Execution	$ 1,679	$ 1,159	$ 3,753	$ 2,844
Equities client execution	691	687	1,753	1,239
Commissions and fees	763	764	1,580	1,502
Securities services	437	441	869	825
Total Equities	1,891	1,892	4,202	3,566
Total net revenues	3,570	3,051	7,955	6,410
Operating expenses	2,552	2,401	5,704	4,945
Pre-tax earnings	$ 1,018	$ 650	$ 2,251	$ 1,465
Segment assets	$704,980	$688,864
Investing & Lending
Equity securities	$ 1,281	$ 1,180	$ 2,350	$ 1,978
Debt securities and loans	663	396	1,681	1,062
Total net revenues	1,944	1,576	4,031	3,040
Operating expenses	953	763	1,983	1,513
Pre-tax earnings	$ 991	$ 813	$ 2,048	$ 1,527
Segment assets	$249,184	$202,613
Investment Management
Management and other fees	$ 1,345	$ 1,284	$ 2,691	$ 2,503
Incentive fees	316	81	529	202
Transaction revenues	182	165	394	325
Total net revenues	1,843	1,530	3,614	3,030
Operating expenses	1,411	1,230	2,836	2,448
Pre-tax earnings	$ 432	$ 300	$ 778	$ 582
Segment assets	$ 12,779	$ 12,965
Total net revenues	$ 9,402	$ 7,887	$19,438	$15,913
Total operating expenses	6,126	5,378	12,743	10,865
Total pre-tax earnings	$ 3,276	$ 2,509	$ 6,695	$ 5,048
Total assets	$968,610	$906,518

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents the amounts of net interest income by segment included in net revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Investment Banking	$ –	$ –	$ –	$ –
Institutional Client Services	261	372	625	575
Investing & Lending	658	349	1,125	592
Investment Management	83	67	170	137
Total net interest income	$1,002	$788	$1,920	$1,304

The table below presents the amounts of depreciation and amortization expense by segment included in pre-tax earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Investment Banking	$ 32	$ 33	$ 57	$ 66
Institutional Client Services	139	123	277	245
Investing & Lending	113	64	195	121
Investment Management	51	45	105	90
Total depreciation and amortization	$ 335	$265	$ 634	$ 522

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

Goldman Sachs June 2018 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The tables below present details about the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above.

	Three Months Ended June
$ in millions	2018		2017
Net revenues
Americas	$ 5,721	61%	$ 4,841	61%
Europe, Middle East and Africa	2,567	27%	2,100	27%
Asia	1,114	12%	946	12%
Total net revenues	$ 9,402	100%	$ 7,887	100%
Pre-tax earnings
Americas	$ 2,056	63%	$ 1,566	63%
Europe, Middle East and Africa	986	30%	710	28%
Asia	234	7%	233	9%
Total pre-tax earnings	$ 3,276	100%	$ 2,509	100%

	Six Months Ended June
$ in millions	2018		2017
Net revenues
Americas	$11,606	60%	$ 9,733	61%
Europe, Middle East and Africa	5,172	26%	4,019	25%
Asia	2,660	14%	2,161	14%
Total net revenues	$19,438	100%	$15,913	100%
Pre-tax earnings
Americas	$ 4,020	60%	$ 3,090	62%
Europe, Middle East and Africa	1,908	29%	1,332	26%
Asia	767	11%	626	12%
Total pre-tax earnings	$ 6,695	100%	$ 5,048	100%

In the tables above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments held by the firm and included in financial instruments owned.

	As of
$ in millions	June 2018	December 2017
U.S. government and agency obligations	$86,660	$76,418
% of total assets	8.9%	8.3%
Non-U.S. government and agency obligations	$38,561	$33,956
% of total assets	4.0%	3.7%

In addition, as of June 2018 and December 2017, the firm had $92.06 billion and $76.13 billion, respectively, of cash deposits held at central banks (included in cash and cash equivalents), of which $49.12 billion and $50.86 billion, respectively, was held at the Federal Reserve Bank of New York.

81	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of both June 2018 and December 2017, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	June 2018	December 2017
U.S. government and agency obligations	$82,437	$96,905
Non-U.S. government and agency obligations	$88,101	$92,850

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2018 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.5 billion in excess of the aggregate reserves for such matters.

Goldman Sachs June 2018 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

83	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Director Compensation-Related Litigation

On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The new complaint alleges that excessive compensation has been paid to the non-employee director defendants since 2015, and that certain disclosures in connection with soliciting shareholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. Defendants moved to dismiss on July 28, 2017. On March 20, 2018, a definitive settlement was reached, subject to court approval, pursuant to which, among other things, Group Inc. included certain disclosures in its 2018 proxy statement. On June 5, 2018, a Group Inc. shareholder filed an objection to the proposed settlement.

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

Goldman Sachs June 2018 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain past and present directors and officers of Adeptus Health Inc. (Adeptus), as well as Adeptus’ sponsor. As to the underwriters, the consolidated amended complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. The defendants filed motions to dismiss on February 5, 2018.

SunEdison. GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On March 6, 2018, the defendants’ motion to dismiss in the class action was granted in part and denied in part, and on June 13, 2018, plaintiffs in the class action moved for class certification. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints.

85	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Valeant Pharmaceuticals International. GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint relates to the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec. On August 29, 2017, the court certified a class that includes only non-U.S. purchasers in the offerings. Defendants’ motion for leave to appeal the certification was denied on November 30, 2017.

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

Snap Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. Defendants’ motions to dismiss the federal court action were denied on June 7, 2018.

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., Goldman Sachs International (GSI), GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in two antitrust actions relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York beginning in April 2016 by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and one of the individual actions on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the individual action and otherwise limiting the antitrust claims in both actions and the state common law claim in the putative class action to the period from 2013 to 2016. On May 30, 2018, plaintiffs in the putative class action filed a third consolidated amended complaint. Defendants moved to dismiss the second individual action on July 19, 2018.

Goldman Sachs June 2018 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Securities Lending Antitrust Litigation

Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and an individual action relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaint also asserts claims for tortious interference with business relations and under state trade practices law. The complaints seek declaratory and injunctive relief, as well as treble damages and restitution in unspecified amounts. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants moved to dismiss the class action complaint on January 26, 2018 and the individual action on June 1, 2018.

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

Employment-Related Matters

On September 15, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by three female former employees. The complaint, as subsequently amended, alleges that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels in specified areas by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages.

87	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

•

The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the U.S. Foreign Corrupt Practices Act;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•

Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs June 2018 Form 10-Q	88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2018, the related consolidated statements of earnings for the three and six month periods ended June 30, 2018 and 2017, the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2018 and 2017, the consolidated statement of changes in shareholders’ equity for the six month period ended June 30, 2018, and the consolidated statements of cash flows for the six month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2017, and the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2017, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

August 2, 2018

89	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the
	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Assets
U.S.	$ 66,873	$ 66,480	$ 69,147	$ 70,340
Non-U.S.	54,202	37,485	52,278	34,848
Total deposits with banks	121,075	103,965	121,425	105,188
U.S.	170,502	165,046	159,647	164,818
Non-U.S.	145,056	124,804	147,885	127,557
Total collateralized agreements	315,558	289,850	307,532	292,375
U.S.	162,426	166,961	160,502	159,711
Non-U.S.	126,504	109,850	123,043	107,341
Total financial instruments owned	288,930	276,811	283,545	267,052
U.S.	66,572	47,930	64,576	46,793
Non-U.S.	6,524	4,328	6,338	4,385
Total loans receivable	73,096	52,258	70,914	51,178
U.S.	46,936	40,635	47,179	37,547
Non-U.S.	44,677	40,815	46,761	39,806
Total other interest-earning assets	91,613	81,450	93,940	77,353
Total interest-earning assets	890,272	804,334	877,356	793,146
Cash and due from banks	12,437	11,935	12,893	11,700
Other non-interest-earning assets	87,793	83,100	88,515	82,131
Total assets	$990,502	$899,369	$978,764	$886,977
Liabilities
U.S.	$115,981	$ 98,527	$113,275	$100,168
Non-U.S.	32,421	23,740	30,765	21,262
Total interest-bearing deposits	148,402	122,267	144,040	121,430
U.S.	66,004	58,747	65,693	54,818
Non-U.S.	50,357	39,052	48,521	37,445
Total collateralized financings	116,361	97,799	114,214	92,263
U.S.	35,120	31,538	35,284	33,016
Non-U.S.	52,909	41,973	51,367	40,001
Total financial instruments sold, but not yet purchased	88,029	73,511	86,651	73,017
U.S.	41,483	36,322	42,421	36,447
Non-U.S.	17,681	12,480	16,889	12,898
Total short-term borrowings	59,164	48,802	59,310	49,345
U.S.	213,788	198,197	211,952	193,556
Non-U.S.	22,917	13,696	21,870	12,897
Total long-term borrowings	236,705	211,893	233,822	206,453
U.S.	122,835	135,454	122,753	135,101
Non-U.S.	68,701	61,712	67,414	60,153
Total other interest-bearing liabilities	191,536	197,166	190,167	195,254
Total interest-bearing liabilities	840,197	751,438	828,204	737,762
Non-interest-bearing deposits	3,994	3,621	3,987	3,517
Other non-interest-bearing liabilities	61,543	57,710	62,941	59,022
Total liabilities	905,734	812,769	895,132	800,301
Shareholders’ equity
Preferred stock	11,203	11,203	11,296	11,203
Common stock	73,565	75,397	72,336	75,473
Total shareholders’ equity	84,768	86,600	83,632	86,676
Total liabilities and shareholders’ equity	$990,502	$899,369	$978,764	$886,977
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	42.34%	39.45%	42.89%	39.58%
Liabilities	29.16%	25.64%	28.60%	25.03%

	Interest for the
	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Assets
U.S.	$ 298	$ 178	$ 581	$ 327
Non-U.S.	36	15	63	28
Total deposits with banks	334	193	644	355
U.S.	800	340	1,313	573
Non-U.S.	138	57	250	105
Total collateralized agreements	938	397	1,563	678
U.S.	1,132	1,013	2,167	1,943
Non-U.S.	650	480	1,281	901
Total financial instruments owned	1,782	1,493	3,448	2,844
U.S.	905	564	1,701	1,064
Non-U.S.	95	71	191	136
Total loans receivable	1,000	635	1,892	1,200
U.S.	621	377	1,141	667
Non-U.S.	245	125	462	222
Total other interest-earning assets	866	502	1,603	889
Total interest-earning assets	4,920	3,220	9,150	5,966
Liabilities
U.S.	$ 554	$ 270	$ 998	$ 511
Non-U.S.	76	45	133	78
Total interest-bearing deposits	630	315	1,131	589
U.S.	397	177	733	291
Non-U.S.	88	35	136	57
Total collateralized financings	485	212	869	348
U.S.	211	160	408	328
Non-U.S.	183	209	375	377
Total financial instruments sold, but not yet purchased	394	369	783	705
U.S.	178	182	380	295
Non-U.S.	6	9	10	17
Total short-term borrowings	184	191	390	312
U.S.	1,338	1,111	2,622	2,272
Non-U.S.	15	13	36	28
Total long-term borrowings	1,353	1,124	2,658	2,300
U.S.	779	139	1,382	176
Non-U.S.	93	82	17	232
Total other interest-bearing liabilities	872	221	1,399	408
Total interest-bearing liabilities	$3,918	$2,432	$7,230	$4,662
Net interest income
U.S.	$ 299	$ 433	$ 380	$ 701
Non-U.S.	703	355	1,540	603
Net interest income	$1,002	$ 788	$1,920	$1,304

Goldman Sachs June 2018 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Annualized Average Rate for the
	Three Months Ended June		Six Months Ended June
	2018	2017	2018	2017
Assets
U.S.	1.79%	1.07%	1.69%	0.94%
Non-U.S.	0.27%	0.16%	0.24%	0.16%
Total deposits with banks	1.11%	0.74%	1.07%	0.68%
U.S.	1.88%	0.83%	1.66%	0.70%
Non-U.S.	0.38%	0.18%	0.34%	0.17%
Total collateralized agreements	1.19%	0.55%	1.02%	0.47%
U.S.	2.80%	2.43%	2.72%	2.45%
Non-U.S.	2.06%	1.75%	2.10%	1.69%
Total financial instruments owned	2.47%	2.16%	2.45%	2.15%
U.S.	5.45%	4.72%	5.31%	4.59%
Non-U.S.	5.84%	6.58%	6.08%	6.25%
Total loans receivable	5.49%	4.87%	5.38%	4.73%
U.S.	5.31%	3.72%	4.88%	3.58%
Non-U.S.	2.20%	1.23%	1.99%	1.12%
Total other interest-earning assets	3.79%	2.47%	3.44%	2.32%
Total interest-earning assets	2.22%	1.61%	2.10%	1.52%
Liabilities
U.S.	1.92%	1.10%	1.78%	1.03%
Non-U.S.	0.94%	0.76%	0.87%	0.74%
Total interest-bearing deposits	1.70%	1.03%	1.58%	0.98%
U.S.	2.41%	1.21%	2.25%	1.07%
Non-U.S.	0.70%	0.36%	0.57%	0.31%
Total collateralized financings	1.67%	0.87%	1.53%	0.76%
U.S.	2.41%	2.03%	2.33%	2.00%
Non-U.S.	1.39%	2.00%	1.47%	1.90%
Total financial instruments sold, but not yet purchased	1.80%	2.01%	1.82%	1.95%
U.S.	1.72%	2.01%	1.81%	1.63%
Non-U.S.	0.14%	0.29%	0.12%	0.27%
Total short-term borrowings	1.25%	1.57%	1.33%	1.28%
U.S.	2.51%	2.25%	2.49%	2.37%
Non-U.S.	0.26%	0.38%	0.33%	0.44%
Total long-term borrowings	2.29%	2.13%	2.29%	2.25%
U.S.	2.54%	0.41%	2.27%	0.26%
Non-U.S.	0.54%	0.53%	0.05%	0.78%
Total other interest-bearing liabilities	1.83%	0.45%	1.48%	0.42%
Total interest-bearing liabilities	1.87%	1.30%	1.76%	1.27%
Interest rate spread	0.35%	0.31%	0.34%	0.25%
U.S.	0.23%	0.36%	0.15%	0.29%
Non-U.S.	0.75%	0.45%	0.83%	0.39%
Net yield on interest-earning assets	0.45%	0.39%	0.44%	0.33%

In the tables above:

•

Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held. See the notes to the consolidated financial statements for further information about such assets and liabilities.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

91	Goldman Sachs June 2018 Form 10-Q

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. References to “the 2017 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to June 2018, March 2018 and June 2017 refer to our periods ended, or the dates, as the context requires, June 30, 2018, March 31, 2018 and June 30, 2017, respectively. All references to December 2017 refer to the date December 31, 2017. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended June 2018 versus June 2017. We generated net earnings of $2.57 billion and diluted earnings per common share of $5.98 for the second quarter of 2018, an increase of 40% and 51%, respectively, compared with $1.83 billion and $3.95 for the second quarter of 2017. Annualized return on average common shareholders’ equity (ROE) was 12.8% for the second quarter of 2018, compared with 8.7% for the second quarter of 2017. Book value per common share was $194.37 as of June 2018, 4.1% higher compared with March 2018.

Net revenues were $9.40 billion for the second quarter of 2018, 19% higher than the second quarter of 2017, reflecting higher net revenues across all segments. Net revenues in Institutional Client Services were higher, due to significantly higher net revenues in Fixed Income, Currency and Commodities Client Execution (FICC Client Execution). Net revenues in Investing & Lending increased significantly, primarily reflecting significantly higher net interest income in debt securities and loans and net gains from company-specific events, including sales, in equity securities. Net revenues were also significantly higher in Investment Management, primarily due to significantly higher incentive fees, while net revenues in Investment Banking were higher, reflecting strong net revenues in both Financial Advisory and Underwriting during the second quarter of 2018.

Operating expenses were $6.13 billion for the second quarter of 2018, 14% higher than the second quarter of 2017, primarily due to significantly higher non-compensation expenses, primarily reflecting higher net provisions for litigation and regulatory proceedings, our investments in growth and higher client activity.

Our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach and the Basel III Advanced approach was 12.6% and 11.5%, respectively, as of June 2018. See Note 20 to the consolidated financial statements for further information about our capital ratios.

Goldman Sachs June 2018 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2018 versus June 2017. We generated net earnings of $5.40 billion and diluted earnings per common share of $12.93 for the first half of 2018, an increase of 32% and 42%, respectively, compared with $4.09 billion and $9.10 for the first half of 2017. Annualized ROE was 14.1% for the first half of 2018, compared with 10.1% for the first half of 2017. Book value per common share was 7.4% higher compared with December 2017.

Net revenues were $19.44 billion for the first half of 2018, 22% higher than the first half of 2017, reflecting higher net revenues across all segments. Net revenues in Institutional Client Services were significantly higher, due to significantly higher net revenues in FICC Client Execution and higher net revenues in Equities. Net revenues in Investing & Lending also increased significantly, primarily reflecting significantly higher net interest income in debt securities and loans and net gains from company-specific events, including sales, in equity securities. Net revenues were higher in both Investment Management, primarily due to significantly higher incentive fees and higher average assets under supervision, and Investment Banking, reflecting strong net revenues in Underwriting during the first half of 2018.

Operating expenses were $12.74 billion for the first half of 2018, 17% higher than the first half 2017, due to higher compensation and benefits, reflecting a significant increase in net revenues, and higher non-compensation expenses, primarily reflecting both our investments in growth and higher client activity.

Business Environment

Global

During the second quarter of 2018, real gross domestic product (GDP) growth appeared to increase in most major developed economies. However, economic activity slowed in several major emerging market economies, and emerging market asset prices declined significantly as concerns arose about the vulnerability of emerging economies to a stronger U.S. dollar and higher U.S. Treasury rates. The U.S. Presidential Administration proposed significant increases in tariffs on imports, which prompted retaliatory measures from major U.S. trading partners. The rising global trade tensions were a meaningful source of uncertainty affecting asset prices. The U.S. Federal Reserve followed an increase in the target federal funds rate in March 2018 with another increase in June 2018, and the European Central Bank announced in June 2018 a reduction to its future monthly asset purchases.

In investment banking, industry-wide announced and completed mergers and acquisitions volumes increased compared with the first quarter of 2018. Industry-wide equity underwriting transactions increased slightly, while industry-wide debt underwriting transactions declined compared with the first quarter of 2018.

United States

In the U.S., real GDP growth increased compared with the previous quarter, reflecting increases in the growth rates of domestic demand, government spending, and net exports. Measures of consumer confidence moderated slightly from high levels. In addition, the pace of housing starts and home sales decreased compared with the first quarter of 2018. The unemployment rate was 4.0% as of June 2018, slightly lower compared with the end of the first quarter of 2018, and measures of inflation increased. The U.S. Federal Reserve increased its target range for the federal funds rate in June 2018 by 25 basis points to a range of 1.75% to 2.00%. The yield on the 10-year U.S. Treasury note ended the quarter at 2.85%, 11 basis points higher compared with the end of the first quarter of 2018. The price of crude oil (WTI) ended the quarter at approximately $74 per barrel, an increase of 14% from the end of the first quarter of 2018. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 6%, 3% and 1%, respectively, compared with the end of the first quarter of 2018.

Europe

In the Euro area, real GDP growth decreased during the quarter, while measures of inflation were mixed. The European Central Bank maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%, but announced in June 2018 that its monthly asset purchases will continue at a reduced pace of €15 billion per month after September 2018 and through December 2018, after which net asset purchases will end. Measures of unemployment remained high, but continued their downward trend, and the Euro depreciated by 5% against the U.S. dollar compared with the end of the first quarter of 2018. The movements in 10-year Euro area government bond yields were mixed, with bond yields lower in most countries, but significantly higher in Italy. Following a period of significant political uncertainty, a new coalition government was formed in Italy at the end of May 2018. In equity markets, the CAC 40 Index, DAX Index and Euro Stoxx 50 Index increased by 3%, 2% and 1%, respectively, compared with the end of the first quarter of 2018.

In the U.K., real GDP growth appeared to increase compared with the previous quarter. The Bank of England maintained its official bank rate at 0.50%, and the British pound depreciated by 6% against the U.S. dollar. Yields on 10-year U.K. government bonds decreased and, in equity markets, the FTSE 100 Index increased by 8% compared with the end of the first quarter of 2018.

93	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asia

In Japan, real GDP growth appeared to increase compared with the first quarter of 2018. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year Japanese government bonds of approximately 0%. The yield on 10-year Japanese government bonds was essentially unchanged, the U.S. dollar appreciated by 4% against the Japanese yen and the Nikkei 225 Index increased by 4% compared with the end of the first quarter of 2018.

In China, real GDP growth increased during the quarter, while measures of inflation also increased. The U.S. dollar appreciated by 5% against the Chinese yuan compared with the end of the first quarter of 2018, while in equity markets, the Shanghai Composite Index and the Hang Seng Index decreased by 10% and 4%, respectively.

In India, economic growth appeared to decrease compared with the previous quarter. The U.S. dollar appreciated by 5% against the Indian rupee and the BSE Sensex Index increased by 7% compared with the end of the first quarter of 2018.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. As of June 2018, March 2018 and December 2017, level 3 financial assets represented 2.1%, 2.2% and 2.1%, respectively, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Controls Over Valuation of Financial Instruments. Market makers and investment professionals in our revenue-producing units are responsible for pricing our financial instruments. Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In the event that there is a difference of opinion in situations where estimating the fair value of financial instruments requires judgment (e.g., calibration to market comparables or trade comparison, as described below), the final valuation decision is made by senior managers in independent risk oversight and control functions. This independent price verification is critical to ensuring that our financial instruments are properly valued.

Goldman Sachs June 2018 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Price Verification. All financial instruments at fair value classified in levels 1, 2 and 3 of the fair value hierarchy are subject to our independent price verification process. The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs which cannot be corroborated by external market data are classified in level 3 of the fair value hierarchy. Price verification strategies utilized by our independent risk oversight and control functions include:

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

Review of Net Revenues. Independent risk oversight and control functions ensure adherence to our pricing policy through a combination of daily procedures, including the explanation and attribution of net revenues based on the underlying factors. Through this process, we independently validate net revenues, identify and resolve potential fair value or trade booking issues on a timely basis and seek to ensure that risks are being properly categorized and quantified.

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

In the fourth quarter of 2017, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment and determined that goodwill for each reporting unit was not impaired. There were no events or changes in circumstances during the six months ended June 2018 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of June 2018.

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

95	Goldman Sachs June 2018 Form 10-Q

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

Goldman Sachs June 2018 Form 10-Q	96

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

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2018	2017	2018	2017
Net revenues	$ 9,402	$ 7,887	$19,438	$15,913
Pre-tax earnings	$ 3,276	$ 2,509	$ 6,695	$ 5,048
Net earnings	$ 2,565	$ 1,831	$ 5,397	$ 4,086
Net earnings applicable to common shareholders	$ 2,348	$ 1,631	$ 5,085	$ 3,793
Diluted earnings per common share	$ 5.98	$ 3.95	$ 12.93	$ 9.10
Annualized ROE	12.8%	8.7%	14.1%	10.1%
Annualized ROTE	13.5%	9.1%	14.9%	10.6%
Annualized net earnings to average total assets	1.0%	0.8%	1.1%	0.9%
Annualized return on average total shareholders’ equity	12.1%	8.5%	12.9%	9.4%
Average total shareholders’ equity to average total assets	8.6%	9.6%	8.5%	9.8%
Dividend payout ratio	13.4%	19.0%	12.0%	15.4%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•

Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Annualized return on average tangible common shareholders’ equity (ROTE) is calculated by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity. The table below presents our average common and total shareholders’ equity, including the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Total shareholders’ equity	$ 84,768	$ 86,600	$ 83,632	$ 86,676
Preferred stock	(11,203)	(11,203)	(11,296)	(11,203)
Common shareholders’ equity	73,565	75,397	72,336	75,473
Goodwill and identifiable intangible assets	(4,100)	(4,068)	(4,083)	(4,077)
Tangible common shareholders’ equity	$ 69,465	$ 71,329	$ 68,253	$ 71,396

Net Revenues

The table below presents our net revenues by line item in the consolidated statements of earnings.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Investment banking	$ 2,045	$ 1,730	$ 3,838	$ 3,433
Investment management	1,728	1,433	3,367	2,830
Commissions and fees	795	794	1,657	1,565
Market making	2,546	1,915	5,750	4,333
Other principal transactions	1,286	1,227	2,906	2,448
Total non-interest revenues	8,400	7,099	17,518	14,609
Interest income	4,920	3,220	9,150	5,966
Interest expense	3,918	2,432	7,230	4,662
Net interest income	1,002	788	1,920	1,304
Total net revenues	$ 9,402	$ 7,887	$ 19,438	$ 15,913

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

97	Goldman Sachs June 2018 Form 10-Q

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

Operating Environment. The second quarter of 2018 was characterized by generally higher global equity prices which resulted in a relatively favorable environment for underwriting and other principal transactions. Industry-wide announced and completed mergers and acquisitions volumes increased, while economic and geopolitical uncertainty and generally lower market volatility contributed to a less favorable environment for our market-making activities compared with the first quarter of 2018. In investment management, our assets under supervision continued to grow, including net inflows in long-term assets under supervision.

If investment banking activity levels or asset prices decline, or volatility continues to decline, or economic and geopolitical uncertainty continues over the long term, or assets under supervision decline, net revenues would likely be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended June 2018 versus June 2017

Net revenues in the consolidated statements of earnings were $9.40 billion for the second quarter of 2018, 19% higher than the second quarter of 2017, primarily due to significantly higher market making revenues, investment management revenues and net interest income. In addition, investment banking revenues were higher and other principal transactions revenues were slightly higher. Commissions and fees were essentially unchanged.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $2.05 billion for the second quarter of 2018, 18% higher than the second quarter of 2017. Revenues in financial advisory were higher compared with the second quarter of 2017, primarily reflecting an increase in industry-wide completed mergers and acquisitions volumes. Revenues in underwriting were significantly higher compared with the second quarter of 2017, primarily due to significantly higher revenues in equity underwriting, primarily reflecting significantly higher revenues from initial public offerings. Revenues in debt underwriting were slightly higher.

Investment management revenues in the consolidated statements of earnings were $1.73 billion for the second quarter of 2018, 21% higher than the second quarter of 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were slightly higher, reflecting higher average assets under supervision and the impact of the revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Commissions and fees in the consolidated statements of earnings were $795 million for the second quarter of 2018, essentially unchanged compared with the second quarter of 2017.

Market making revenues in the consolidated statements of earnings were $2.55 billion for the second quarter of 2018, 33% higher than the second quarter of 2017, due to significantly higher revenues in interest rate products, equity cash products and commodities and higher revenues in credit products. These results were partially offset by significantly lower revenues in equity derivative products and lower revenues in currencies. Revenues in mortgages were essentially unchanged.

Other principal transactions revenues in the consolidated statements of earnings were $1.29 billion for the second quarter of 2018, 5% higher than the second quarter of 2017, primarily reflecting a significant increase in net gains from private equities, primarily driven by company-specific events, including sales, partially offset by significantly lower net gains from public equities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $1.00 billion for the second quarter of 2018, 27% higher than the second quarter of 2017, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, increases in total average loans receivable and other-interest earning assets, and higher interest income from financial instruments owned due to higher yields and an increase in total average balances. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, deposits and collateralized financings, and increases in total average long-term borrowings and deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs June 2018 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2018 versus June 2017

Net revenues in the consolidated statements of earnings were $19.44 billion for the first half of 2018, 22% higher than the first half of 2017, primarily due to significantly higher market making revenues and net interest income. In addition, investment management revenues, other principal transactions revenues, investment banking revenues and commissions and fees were all higher.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $3.84 billion for the first half of 2018, 12% higher than the first half of 2017. Revenues in underwriting were significantly higher, primarily due to significantly higher revenues in equity underwriting, primarily reflecting significantly higher revenues from initial public offerings. Revenues in debt underwriting were higher, primarily reflecting significantly higher revenues from investment-grade activity. These results were partially offset by lower revenues in financial advisory, primarily reflecting a decrease in industry-wide completed mergers and acquisitions transactions.

Investment management revenues in the consolidated statements of earnings were $3.37 billion for the first half of 2018, 19% higher than the first half of 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were higher, reflecting higher average assets under supervision and the impact of the revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, transaction revenues were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Commissions and fees in the consolidated statements of earnings were $1.66 billion for the first half of 2018, 6% higher than the first half of 2017, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes.

Market making revenues in the consolidated statements of earnings were $5.75 billion for the first half of 2018, 33% higher than the first half of 2017, due to significantly higher revenues in equity products, interest rate products and commodities and higher revenues in credit products. These results were partially offset by lower revenues in mortgages and slightly lower revenues in currencies.

Other principal transactions revenues in the consolidated statements of earnings were $2.91 billion for the first half of 2018, 19% higher than the first half of 2017, primarily reflecting a significant increase in net gains from private equities, driven by company-specific events, including sales, and corporate performance, partially offset by significantly lower net gains from public equities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $1.92 billion for the first half of 2018, 47% higher than the first half of 2017, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, increases in total average loans receivable and other interest-earning assets, and higher interest income from financial instruments owned due to higher yields and higher total average balances. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, deposits and collateralized financings, and increases in total average long-term borrowings, deposits and collateralized financings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (including employees, consultants and temporary staff).

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Compensation and benefits	$ 3,466	$ 3,233	$ 7,581	$ 6,524
Brokerage, clearing, exchange and distribution fees	812	741	1,656	1,433
Market development	183	141	365	275
Communications and technology	260	224	511	447
Depreciation and amortization	335	265	634	522
Occupancy	197	190	391	366
Professional fees	223	229	458	434
Other expenses	650	355	1,147	864
Total non-compensation expenses	2,660	2,145	5,162	4,341
Total operating expenses	$ 6,126	$ 5,378	$12,743	$10,865
Total staff at period-end	38,000	34,100

In the table above, regulatory-related fees that are paid to exchanges, reported in other expenses prior to 2018, are now reported in brokerage, clearing, exchange and distribution fees. Reclassifications have been made to previously reported amounts to conform to the current presentation.

99	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended June 2018 versus June 2017. Operating expenses in the consolidated statements of earnings were $6.13 billion for the second quarter of 2018, 14% higher than the second quarter of 2017. The accrual for compensation and benefits expenses in the consolidated statements of earnings was $3.47 billion for the second quarter of 2018, 7% higher than the second quarter of 2017, reflecting an increase in net revenues, partially offset by a reduction in the year-to-date ratio of compensation and benefits to net revenues.

Non-compensation expenses in the consolidated statements of earnings were $2.66 billion for the second quarter of 2018, 24% higher than the second quarter of 2017, reflecting higher net provisions for litigation and regulatory proceedings. In addition, expenses related to consolidated investments and our digital lending and deposit platform, Marcus: by Goldman Sachs (Marcus), were higher, with the increases primarily included in depreciation and amortization expenses, market development expenses and other expenses. Brokerage, clearing, exchange and distribution fees were also higher, reflecting an increase in activity levels. Technology expenses increased, largely driven by expenses related to computing services. The increase in non-compensation expenses compared with the second quarter of 2017 also included approximately $80 million related to the revenue recognition standard. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Net provisions for litigation and regulatory proceedings for the second quarter of 2018 were $148 million compared with $22 million for the second quarter of 2017.

As of June 2018, total staff increased 2% compared with March 2018.

Six Months Ended June 2018 versus June 2017. Operating expenses in the consolidated statements of earnings were $12.74 billion for the first half of 2018, 17% higher than the first half of 2017. The accrual for compensation and benefits expenses in the consolidated statements of earnings was $7.58 billion for the first half of 2018, 16% higher than the first half of 2017, reflecting a significant increase in net revenues. The ratio of compensation and benefits to net revenues for the first half of 2018 was 39.0%, compared with 41.0% for both the first quarter of 2018 and the first half of 2017.

Non-compensation expenses in the consolidated statements of earnings were $5.16 billion for the first half of 2018, 19% higher than the first half of 2017. The increase was largely driven by higher brokerage, clearing, exchange and distribution fees, reflecting an increase in activity levels and higher expenses related to consolidated investments and Marcus, with the increases primarily included in depreciation and amortization expenses, market development expenses and other expenses. In addition, technology expenses increased, reflecting higher expenses related to computing services. The increase in non-compensation expenses compared with the first half of 2017 also included approximately $130 million related to the revenue recognition standard. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Net provisions for litigation and regulatory proceedings for the first half of 2018 were $192 million compared with $161 million for the first half of 2017.

As of June 2018, total staff increased 4% compared with December 2017.

Provision for Taxes

The effective income tax rate for the first half of 2018 was 19.4%, down from the full year tax rate of 61.5% for 2017, as 2017 included the estimated impact of Tax Legislation, which increased our effective income tax rate by 39.5 percentage points. Additionally, the decrease compared with the full year rate for 2017 reflected the impact of the lower U.S. corporate income tax rate in 2018. The estimated impact of Tax Legislation was an increase in income tax expense of $4.40 billion for 2017. The impact of Tax Legislation may differ from this estimate, possibly materially, due to, among other things, (i) refinement of our calculations based on updated information, (ii) changes in interpretations and assumptions, (iii) guidance that may be issued and (iv) actions we may take as a result of Tax Legislation. During the six months ended June 2018, we did not make any material adjustments to this estimate. The increase compared with the effective income tax rate of 17.2% for the first quarter of 2018 was primarily due to a decrease in the impact of tax benefits from the settlement of employee share-based awards in the first half of 2018 compared with the first quarter of 2018. We expect our full year 2018 tax rate to be approximately 20%.

Goldman Sachs June 2018 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Effective January 1, 2018, Tax Legislation reduced the U.S. corporate tax rate to 21 percent, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2 percent of total deductible expenses to certain foreign subsidiaries. GILTI is a 10.5 percent tax, before allowable credits for foreign taxes paid, on the annual earnings and profits of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. Based on our current understanding of these rules, the impact of BEAT and GILTI was not material to our effective income tax rate in the first half of 2018 and is not expected to be material to our effective income tax rate for the remainder of 2018.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Investment Banking
Net revenues	$2,045	$1,730	$ 3,838	$ 3,433
Operating expenses	1,210	984	2,220	1,959
Pre-tax earnings	$ 835	$ 746	$ 1,618	$ 1,474
Institutional Client Services
Net revenues	$3,570	$3,051	$ 7,955	$ 6,410
Operating expenses	2,552	2,401	5,704	4,945
Pre-tax earnings	$1,018	$ 650	$ 2,251	$ 1,465
Investing & Lending
Net revenues	$1,944	$1,576	$ 4,031	$ 3,040
Operating expenses	953	763	1,983	1,513
Pre-tax earnings	$ 991	$ 813	$ 2,048	$ 1,527
Investment Management
Net revenues	$1,843	$1,530	$ 3,614	$ 3,030
Operating expenses	1,411	1,230	2,836	2,448
Pre-tax earnings	$ 432	$ 300	$ 778	$ 582
Total net revenues	$9,402	$7,887	$19,438	$15,913
Total operating expenses	6,126	5,378	12,743	10,865
Total pre-tax earnings	$3,276	$2,509	$ 6,695	$ 5,048

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Financial Advisory	$ 804	$ 749	$1,390	$1,505
Equity underwriting	489	260	899	571
Debt underwriting	752	721	1,549	1,357
Total Underwriting	1,241	981	2,448	1,928
Total net revenues	2,045	1,730	3,838	3,433
Operating expenses	1,210	984	2,220	1,959
Pre-tax earnings	$ 835	$ 746	$1,618	$1,474

101	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June
$ in billions	2018	2017	2018	2017
Announced mergers and acquisitions	$477	$179	$782	$342
Completed mergers and acquisitions	$266	$202	$414	$412
Equity and equity-related offerings	$ 21	$ 14	$ 41	$ 31
Debt offerings	$ 66	$ 74	$142	$155

In the table above:

•	Volumes are per Dealogic.

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

Operating Environment. During the second quarter of 2018, industry-wide announced and completed mergers and acquisitions volumes increased compared with the first quarter of 2018.

In underwriting, the environment was mixed, but remained relatively favorable. Industry-wide equity underwriting transactions increased slightly compared with the first quarter of 2018, reflecting increased demand for initial public offerings. Industry-wide debt underwriting transactions declined compared with the first quarter of 2018.

In the future, if industry-wide mergers and acquisitions volumes decline, or if industry-wide equity underwriting transactions decline, or if industry-wide debt underwriting transactions continue to decline, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended June 2018 versus June 2017. Net revenues in Investment Banking were $2.05 billion for the second quarter of 2018, 18% higher than the second quarter of 2017.

Net revenues in Financial Advisory were $804 million, 7% higher than the second quarter of 2017, primarily reflecting an increase in industry-wide completed mergers and acquisitions volumes.

Net revenues in Underwriting were $1.24 billion, 27% higher than the second quarter of 2017, primarily due to significantly higher net revenues in equity underwriting, primarily reflecting significantly higher net revenues from initial public offerings. Net revenues in debt underwriting were slightly higher.

Operating expenses were $1.21 billion for the second quarter of 2018, 23% higher than the second quarter of 2017, due to higher net provisions for litigation and regulatory proceedings, the impact of the revenue recognition standard and increased compensation and benefit expenses, reflecting higher net revenues. Pre-tax earnings were $835 million in the second quarter of 2018, 12% higher than the second quarter of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

As of June 2018, our investment banking transaction backlog increased significantly compared with March 2018, primarily due to significantly higher estimated net revenues from potential advisory transactions. In addition, estimated net revenues from potential debt underwriting transactions were significantly higher, particularly from leveraged finance transactions, and estimated net revenues from equity underwriting were higher, primarily in initial public offerings.

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

Goldman Sachs June 2018 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six Months Ended June 2018 versus June 2017. Net revenues in Investment Banking were $3.84 billion for the first half of 2018, 12% higher than the first half of 2017.

Net revenues in Financial Advisory were $1.39 billion, 8% lower than the first half of 2017, primarily reflecting a decrease in industry-wide completed mergers and acquisitions transactions.

Net revenues in Underwriting were $2.45 billion, 27% higher than the first half of 2017, primarily due to significantly higher net revenues in equity underwriting, primarily reflecting significantly higher net revenues from initial public offerings. Net revenues in debt underwriting were higher, primarily reflecting significantly higher net revenues from investment-grade activity.

Operating expenses were $2.22 billion for the first half of 2018, 13% higher than the first half of 2017, due to the impact of the revenue recognition standard, higher net provisions for litigation and regulatory proceedings, and increased compensation and benefit expenses, reflecting higher net revenues. Pre-tax earnings were $1.62 billion in the first half of 2018, 10% higher than the first half of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

As of June 2018, our investment banking transaction backlog increased significantly compared with December 2017, primarily due to significantly higher estimated net revenues from potential advisory transactions. In addition, estimated net revenues from potential equity underwriting transactions were higher, primarily in initial public offerings, and estimated net revenues from potential debt underwriting transactions were higher, particularly from leveraged finance transactions.

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

103	Goldman Sachs June 2018 Form 10-Q

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
FICC Client Execution	$1,679	$1,159	$3,753	$2,844
Equities client execution	691	687	1,753	1,239
Commissions and fees	763	764	1,580	1,502
Securities services	437	441	869	825
Total Equities	1,891	1,892	4,202	3,566
Total net revenues	3,570	3,051	7,955	6,410
Operating expenses	2,552	2,401	5,704	4,945
Pre-tax earnings	$1,018	$ 650	$2,251	$1,465

The table below presents net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended June 2018
Market making	$1,452	$1,094	$2,546
Commissions and fees	–	763	763
Net interest income	227	34	261
Total net revenues	$1,679	$1,891	$3,570
Three Months Ended June 2017
Market making	$ 902	$1,013	$1,915
Commissions and fees	–	764	764
Net interest income	257	115	372
Total net revenues	$1,159	$1,892	$3,051
Six Months Ended June 2018
Market making	$3,264	$2,486	$5,750
Commissions and fees	–	1,580	1,580
Net interest income	489	136	625
Total net revenues	$3,753	$4,202	$7,955
Six Months Ended June 2017
Market making	$2,559	$1,774	$4,333
Commissions and fees	–	1,502	1,502
Net interest income	285	290	575
Total net revenues	$2,844	$3,566	$6,410

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•

See “Net Revenues” above for further information about market making revenues, commissions and fees, and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution, for the periods in the table above, was client activity.

Goldman Sachs June 2018 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the second quarter of 2018, Institutional Client Services operated in an environment characterized by generally lower market volatility compared with the first quarter of 2018, with average daily VIX declining to 15, after peaking above 37 in early February. In addition, economic uncertainty in emerging markets and geopolitical uncertainty led to a less favorable market-making environment compared with the first quarter of 2018. Oil prices increased during the quarter to approximately $74 per barrel (WTI) and natural gas prices increased to $2.92 per million British thermal units. In credit markets, spreads generally widened during the quarter, although there was a divergence between U.S. investment-grade and high-yield spreads. If activity levels were to decline, or volatility continues to decline, or economic and geopolitical uncertainty continues over the long term, net revenues in Institutional Client Services would likely be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended June 2018 versus June 2017. Net revenues in Institutional Client Services were $3.57 billion for the second quarter of 2018, 17% higher than the second quarter of 2017.

Net revenues in FICC Client Execution were $1.68 billion for the second quarter of 2018, 45% higher than the second quarter of 2017, primarily reflecting higher client activity compared to a challenging second quarter of 2017.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the second quarter of 2017:

•

Net revenues in commodities were significantly higher, primarily reflecting the impact of improved market-making conditions on our inventory compared with challenging conditions in the same prior year period.

•	Net revenues in interest rate products and credit products were significantly higher, reflecting higher client activity and the impact of improved market-making conditions on our inventory.

•	Net revenues in currencies were higher, reflecting higher client activity, partially offset by the impact of challenging market-making conditions on our inventory.

•	Net revenues in mortgages were higher, reflecting higher client activity.

Net revenues in Equities were $1.89 billion for the second quarter of 2018, essentially unchanged compared with the second quarter of 2017. Net revenues in equities client execution were essentially unchanged, as higher net revenues in cash products were offset by lower net revenues in derivatives. Net revenues in securities services and commissions and fees were also essentially unchanged.

Operating expenses were $2.55 billion for the second quarter of 2018, 6% higher than the second quarter of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and higher brokerage, clearing, exchange and distribution fees. Pre-tax earnings were $1.02 billion in the second quarter of 2018, 57% higher than the second quarter of 2017.

Six Months Ended June 2018 versus June 2017. Net revenues in Institutional Client Services were $7.96 billion for the first half of 2018, 24% higher than the first half of 2017.

Net revenues in FICC Client Execution were $3.75 billion for the first half of 2018, 32% higher than the first half of 2017, primarily reflecting the impact of improved market-making conditions on our inventory.

The following provides details of our FICC Client Execution net revenues by business, compared with results in the first half of 2017:

•	Net revenues in commodities were significantly higher, primarily reflecting the impact of improved market-making conditions on our inventory.

•	Net revenues in currencies and credit products were significantly higher, reflecting higher client activity and the impact of improved market-making conditions on our inventory.

•	Net revenues in interest rate products were higher, primarily reflecting higher client activity.

•	Net revenues in mortgages were slightly higher.

Net revenues in Equities were $4.20 billion for the first half of 2018, 18% higher than the first half of 2017, primarily due to significantly higher net revenues in equities client execution, reflecting significantly higher results in both cash products and derivatives. In addition, commissions and fees were slightly higher, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes. Net revenues in securities services were also slightly higher.

105	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating expenses were $5.70 billion for the first half of 2018, 15% higher than the first half of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. In addition, higher brokerage, clearing, exchange and distribution fees were partially offset by lower net provisions for litigation and regulatory proceedings. Pre-tax earnings were $2.25 billion in the first half of 2018, 54% higher than the first half of 2017.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Equity securities	$1,281	$1,180	$2,350	$1,978
Debt securities and loans	663	396	1,681	1,062
Total net revenues	1,944	1,576	4,031	3,040
Operating expenses	953	763	1,983	1,513
Pre-tax earnings	$ 991	$ 813	$2,048	$1,527

Operating Environment. During the second quarter of 2018, generally higher global equity prices contributed to a favorable environment for our Investing & Lending results. Our investments in equities had net gains from company-specific events, including sales, and corporate performance. Results for our investments in debt securities and loans reflected continued growth in loans receivables, resulting in higher net interest income. If macroeconomic concerns negatively affect company-specific events, corporate performance or the funding of loans, or if global equity prices decline, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended June 2018 versus June 2017. Net revenues in Investing & Lending were $1.94 billion for the second quarter of 2018, 23% higher than the second quarter of 2017.

Net revenues in equity securities were $1.28 billion, including $1.20 billion of net gains from private equities and $77 million of net gains from public equities. Net revenues in equity securities were 9% higher than the second quarter of 2017, reflecting a significant increase in net gains from private equities, primarily driven by company-specific events, including sales, partially offset by significantly lower net gains from public equities.

Of the $1.28 billion of net revenues in equity securities, approximately 60% was driven by net gains from company-specific events, such as sales, and public equities. Additionally, of the total, approximately 60% was generated from corporate investments and 40% was generated from real estate.

Net revenues in debt securities and loans were $663 million, 67% higher than the second quarter of 2017, primarily driven by significantly higher net interest income. The second quarter of 2018 included net interest income of more than $625 million compared with more than $400 million in the second quarter of 2017. Provision for losses on loans and lending commitments for the second quarter of 2018 was $234 million compared with $215 million for the second quarter of 2017.

Operating expenses were $953 million for the second quarter of 2018, 25% higher than the second quarter of 2017, primarily due to increased expenses related to consolidated investments and Marcus. Pre-tax earnings were $991 million in the second quarter of 2018, 22% higher than the second quarter of 2017.

Six Months Ended June 2018 versus June 2017. Net revenues in Investing & Lending were $4.03 billion for the first half of 2018, 33% higher than the first half of 2017.

Net revenues in equity securities were $2.35 billion, including $2.20 billion of net gains from private equities and $147 million of net gains from public equities. Net revenues in equity securities were 19% higher than the first half of 2017, reflecting a significant increase in net gains from private equities, driven by company-specific events, including sales, and corporate performance, partially offset by significantly lower net gains from public equities.

Goldman Sachs June 2018 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Of the $2.35 billion of net revenues in equity securities, approximately 55% was driven by net gains from company-specific events, such as sales, and public equities. Additionally, of the total, approximately 65% was generated from corporate investments and 35% was generated from real estate.

Net revenues in debt securities and loans were $1.68 billion, 58% higher than the first half of 2017, primarily driven by significantly higher net interest income. The first half of 2018 included net interest income of more than $1.18 billion compared with more than $750 million in the first half of 2017. Provision for losses on loans and lending commitments for the first half of 2018 was $278 million compared with $303 million for the first half of 2017.

Operating expenses were $1.98 billion for the first half of 2018, 31% higher than the first half of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and increased expenses related to consolidated investments and Marcus. Pre-tax earnings were $2.05 billion in the first half of 2018, 34% higher than the first half of 2017.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for each of the three and six months ended June 2018 and June 2017.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2018	2017	2018	2017
Management and other fees	$1,345	$1,284	$2,691	$2,503
Incentive fees	316	81	529	202
Transaction revenues	182	165	394	325
Total net revenues	1,843	1,530	3,614	3,030
Operating expenses	1,411	1,230	2,836	2,448
Pre-tax earnings	$ 432	$ 300	$ 778	$ 582

The table below presents our period-end assets under supervision by asset class.

	As of June
$ in billions	2018	2017
Alternative investments	$ 171	$ 165
Equity	329	293
Fixed income	663	634
Total long-term AUS	1,163	1,092
Liquidity products	350	314
Total AUS	$1,513	$1,406

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

107	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our period-end assets under supervision by distribution channel.

	As of June
$ in billions	2018	2017
Institutional	$ 576	$ 549
High-net-worth individuals	470	435
Third-party distributed	467	422
Total	$1,513	$1,406

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended June		Six Months Ended June
$ in billions	2018	2017	2018	2017
Beginning balance	$1,498	$1,373	$1,494	$1,379
Net inflows/(outflows):
Alternative investments	3	13	2	15
Equity	2	5	7	2
Fixed income	3	7	12	13
Total long-term AUS net inflows/(outflows)	8	25	21	30
Liquidity products	10	(9)	5	(44)
Total AUS net inflows/(outflows)	18	16	26	(14)
Net market appreciation/(depreciation)	(3)	17	(7)	41
Ending balance	$1,513	$1,406	$1,513	$1,406

In the table above:

•

Total AUS net inflows/(outflows) for the three and six months ended June 2017 included $23 billion of inflows ($20 billion in long-term AUS and $3 billion in liquidity products) in connection with the acquisition of a portion of Verus Investors’ outsourced chief investment officer business.

•

Total AUS net inflows/(outflows) for the six months ended June 2017 included $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform.

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2018	2017	2018	2017
Alternative investments	$ 170	$ 159	$ 170	$ 157
Equity	327	285	328	278
Fixed income	663	622	664	617
Total long-term AUS	1,160	1,066	1,162	1,052
Liquidity products	339	320	337	330
Total AUS	$1,499	$1,386	$1,499	$1,382

Operating Environment. During the second quarter of 2018, Investment Management operated in an environment characterized by generally higher global equity prices, resulting in appreciation in our client equity assets. However, depreciation in our client fixed income assets offset this increase. Our long-term assets under supervision increased from net inflows across all asset classes. In addition, liquidity products had net inflows, following seasonal net outflows in the first quarter of 2018. The mix of our average assets under supervision between long-term assets under supervision and liquidity products was essentially unchanged compared with the first quarter of 2018. In the future, if asset prices decline, or investors continue to favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended June 2018 versus June 2017. Net revenues in Investment Management were $1.84 billion for the second quarter of 2018, 20% higher than the second quarter of 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were slightly higher, reflecting higher average assets under supervision and the impact of the revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, transaction revenues were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Goldman Sachs June 2018 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

During the quarter, total assets under supervision increased $15 billion to $1.51 trillion. Long-term assets under supervision increased $5 billion, due to net inflows of $8 billion, spread across all asset classes. These net inflows were partially offset by net market depreciation of $3 billion, reflecting depreciation in fixed income assets, partially offset by appreciation in equity assets. Liquidity products increased $10 billion.

Operating expenses were $1.41 billion for the second quarter of 2018, 15% higher than the second quarter of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and the impact of the revenue recognition standard. Pre-tax earnings were $432 million in the second quarter of 2018, 44% higher than the second quarter of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Six Months Ended June 2018 versus June 2017. Net revenues in Investment Management were $3.61 billion for the first half of 2018, 19% higher than the first half of 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were higher, reflecting higher average assets under supervision and the impact of the revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, transaction revenues were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

During the first half of 2018, total assets under supervision increased $19 billion to $1.51 trillion. Long-term assets under supervision increased $14 billion, due to net inflows of $21 billion, primarily in fixed income and equity assets, partially offset by net market depreciation of $7 billion, reflecting depreciation in fixed income assets. Liquidity products increased $5 billion.

Operating expenses were $2.84 billion for the first half of 2018, 16% higher than the first half of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and the impact of the revenue recognition standard. Pre-tax earnings were $778 million in the first half of 2018, 34% higher than the first half of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

109	Goldman Sachs June 2018 Form 10-Q

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

•

To allow Treasury and our independent risk oversight and control functions to objectively evaluate balance sheet limit requests from our revenue-producing units in the context of our overall balance sheet constraints, including our liability profile and equity capital levels, and key metrics; and

•	To inform the target amount, tenor and type of funding to raise, based on our projected assets and contractual maturities.

Treasury and our independent risk oversight and control functions, along with our revenue-producing units, review current and prior period information and expectations for the year to prepare our balance sheet plan. The specific information reviewed includes asset and liability size and composition, limit utilization, risk and performance measures, and capital usage.

Our consolidated balance sheet plan, including our balance sheets by business, funding projections, and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Risk Management — Overview and Structure of Risk Management” for an overview of our risk management structure.

Balance Sheet Limits. The Firmwide Finance Committee has the responsibility of reviewing and approving balance sheet limits. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Treasury and our independent risk oversight and control functions on a routine basis. The Firmwide Finance Committee reviews and approves balance sheet limits on a quarterly basis and may also approve changes in limits on a more frequent basis in response to changing business needs or market conditions. In addition, the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. Requests for changes in limits are evaluated after giving consideration to their impact on our key metrics. Compliance with limits is monitored on a daily basis by our revenue-producing units and Treasury, as well as our independent risk oversight and control functions.

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

Goldman Sachs June 2018 Form 10-Q	110

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

The table below presents our balance sheet allocation.

	As of
$ in millions	June 2018	December 2017
GCLA, segregated assets and other	$295,232	$285,270
Secured client financing	162,925	164,123
Inventory	239,350	216,883
Secured financing agreements	69,815	64,991
Receivables	44,603	36,750
Institutional Client Services	353,768	318,624
Public equity	1,595	2,072
Private equity	20,391	20,253
Total equity	21,986	22,325
Loans receivable	74,082	65,933
Loans, at fair value	14,039	14,877
Total loans	88,121	80,810
Debt securities	9,524	8,797
Other	8,544	8,481
Investing & Lending	128,175	120,413
Total inventory and related assets	481,943	439,037
Other assets	28,510	28,346
Total assets	$968,610	$916,776

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

•

Investing & Lending. We invest in and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, through our Merchant Banking business and our Special Situations Group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. We also make unsecured and secured loans to retail clients through our digital platforms, Marcus and GS Select, respectively. Other Investing & Lending primarily includes receivables from customers and counterparties.

Equity. We make corporate, infrastructure, real estate and other equity-related investments. As of June 2018, 31% of total equity was in investments made in 2011 or earlier, 27% was in investments made during 2012 through 2014, and 42% was in investments made since the beginning of 2015.

The table below presents details about equity.

	As of
$ in millions	June 2018	December 2017
Equity by Type
Corporate	$17,293	$18,194
Real Estate	4,693	4,131
Total	$21,986	$22,325
Equity by Region
Americas	53%	54%
Europe, Middle East and Africa	18%	18%
Asia	29%	28%
Total	100%	100%

111	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Loans. We provide financing to corporate clients and Private Wealth Management (PWM) clients. We also make unsecured and secured loans to retail clients through our digital platforms, Marcus and GS Select, respectively.

The table below presents details about loans.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of June 2018
Loans by Type
Corporate loans	$34,556	$ 3,853	$38,409
Loans to PWM clients	17,663	6,922	24,585
Loans backed by:
Commercial real estate	10,115	1,370	11,485
Residential real estate	6,203	997	7,200
Marcus loans	3,120	–	3,120
Other loans	3,307	897	4,204
Allowance for loan losses	(882)	–	(882)
Total	$74,082	$14,039	$88,121
Loans by Region
Americas	65%	12%	77%
Europe, Middle East and Africa	15%	3%	18%
Asia	4%	1%	5%
Total	84%	16%	100%
As of December 2017
Loans by Type
Corporate loans	$30,749	$ 3,924	$34,673
Loans to PWM clients	16,591	7,102	23,693
Loans backed by:
Commercial real estate	7,987	1,825	9,812
Residential real estate	6,234	1,043	7,277
Marcus loans	1,912	–	1,912
Other loans	3,263	983	4,246
Allowance for loan losses	(803)	–	(803)
Total	$65,933	$14,877	$80,810
Loans by Region
Americas	64%	13%	77%
Europe, Middle East and Africa	14%	4%	18%
Asia	4%	1%	5%
Total	82%	18%	100%

See Note 9 to the consolidated financial statements for further information about loans receivable.

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables and miscellaneous receivables. Other assets included $11.21 billion and $9.42 billion as of June 2018 and December 2017, respectively, held by consolidated investment entities in connection with our Investing & Lending segment activities. Substantially all of such assets consisted of real estate.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of June 2018
Cash and cash equivalents	$131,417	$ –	$ –	$ –	$131,417
Securities purchased under agreements to resell	80,317	33,348	21,358	157	135,180
Securities borrowed	20,820	93,548	48,457	–	162,825
Receivables from brokers, dealers and clearing organizations	–	4,917	23,942	–	28,859
Receivables from customers and counterparties	–	31,112	20,661	8,005	59,778
Loans receivable	–	–	–	74,082	74,082
Financial instruments owned	62,678	–	239,350	45,931	347,959
Subtotal	$295,232	$162,925	$353,768	$128,175	$940,100
Other assets					28,510
Total assets					$968,610
As of December 2017
Cash and cash equivalents	$110,051	$ –	$ –	$ –	$110,051
Securities purchased under agreements to resell	73,277	26,202	20,931	412	120,822
Securities borrowed	49,242	97,546	44,060	–	190,848
Receivables from brokers, dealers and clearing organizations	–	7,712	16,945	19	24,676
Receivables from customers and counterparties	–	32,663	19,805	7,644	60,112
Loans receivable	–	–	–	65,933	65,933
Financial instruments owned	52,700	–	216,883	46,405	315,988
Subtotal	$285,270	$164,123	$318,624	$120,413	$888,430
Other assets					28,346
Total assets					$916,776

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

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2017 to June 2018.

Goldman Sachs June 2018 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of June 2018, total assets in our consolidated statements of financial condition were $968.61 billion, an increase of $51.83 billion from December 2017, primarily reflecting increases in financial instruments owned of $31.97 billion, cash and cash equivalents of $21.37 billion, and loans receivable of $8.15 billion, partially offset by a net decrease in collateralized agreements of $13.67 billion. The increase in financial instruments owned primarily reflected higher client activity in government and agency obligations and equity securities. The increase in cash and cash equivalents and net decrease in collateralized agreements reflected the impact of firm and client activity. The increase in loans receivable primarily reflected an increase in loans to corporate borrowers and loans backed by commercial real estate.

As of June 2018, total liabilities in our consolidated statements of financial condition were $882.01 billion, an increase of $47.48 billion from December 2017, primarily reflecting increases in deposits of $14.84 billion, payables to customers and counterparties of $11.54 billion, unsecured long-term borrowings of $9.67 billion, and securities sold under agreements to repurchase of $8.50 billion. The increase in deposits primarily reflected increases in Marcus deposits and brokered certificates of deposit. The increase in payables to customers and counterparties reflected client activity. The increase in unsecured long-term borrowings was primarily due to net new issuances. The increase in securities sold under agreements to repurchase primarily reflected client and firm activity.

As of June 2018 and December 2017, our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $93.22 billion and $84.72 billion, respectively, which were 7% and 2% lower, respectively, than the daily average amount of repurchase agreements over the respective quarters. As of June 2018, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from client and firm activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

The table below presents information about our balance sheet and our leverage ratios.

	As of
$ in millions	June 2018	December 2017
Total assets	$968,610	$916,776
Unsecured long-term borrowings	$227,354	$217,687
Total shareholders’ equity	$ 86,599	$ 82,243
Leverage ratio	11.2x	11.1x
Debt to equity ratio	2.6x	2.6x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of
$ in millions, except per share amounts	June 2018	December 2017
Total shareholders’ equity	$ 86,599	$ 82,243
Preferred stock	(11,203)	(11,853)
Common shareholders’ equity	75,396	70,390
Goodwill and identifiable intangible assets	(4,106)	(4,038)
Tangible common shareholders’ equity	$ 71,290	$ 66,352
Book value per common share	$ 194.37	$ 181.00
Tangible book value per common share	$ 183.78	$ 170.61

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 387.9 million and 388.9 million as of June 2018 and December 2017, respectively. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

113	Goldman Sachs June 2018 Form 10-Q

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. As of June 2018 and December 2017, secured funding included in collateralized financings in the consolidated statements of financial condition was $135.90 billion and $124.30 billion, respectively. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty roll over probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of June 2018.

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

Goldman Sachs June 2018 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. As of June 2018 and December 2017, our outstanding borrowings against the Federal Home Loan Bank were $1.43 billion and $3.40 billion, respectively.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of June 2018.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	$ –	$ –	$5,474	$10,645	$ 16,119
2020	$5,568	$9,198	$6,061	$ 6,310	27,137
2021	$3,201	$4,662	$7,663	$ 7,485	23,011
2022	$6,034	$6,111	$5,330	$ 5,822	23,297
2023	$8,436	$4,755	$7,668	$ 3,822	24,681
2024 - thereafter					113,109
Total					$227,354

The weighted average maturity of our unsecured long-term borrowings as of June 2018 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. A growing portion of our deposit base consists of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). As of June 2018 and December 2017, our deposits were $153.44 billion and $138.60 billion, respectively. See Note 14 to the consolidated financial statements for further information about our deposits.

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

As of June 2018 and December 2017, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $44.39 billion and $46.92 billion, respectively. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

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

We principally manage the level and composition of our equity capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to any repurchases, we must receive confirmation that the Board of Governors of the Federal Reserve System (FRB) does not object to such capital action. See Notes 16 and 19 to the consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

115	Goldman Sachs June 2018 Form 10-Q

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

With respect to our 2018 CCAR submission, the FRB informed us that it did not object to our capital plan, conditioned upon us returning not more than $6.30 billion of capital from the third quarter of 2018 through the second quarter of 2019. The capital plan provides for up to $5.00 billion in repurchases of outstanding common stock and $1.30 billion in total common stock dividends, including an increase in our common stock dividend of $0.05 from $0.80 to $0.85 per share in the second quarter of 2019, subject to the approval by the Board of Directors of Group Inc. (Board). The amount and timing of our capital actions will be based on, among other things, our current and projected capital position, and capital deployment opportunities. We published a summary of our annual DFAST results in June 2018. See “Available Information” below.

In addition, the rules adopted by the FRB under the Dodd-Frank Act require GS Bank USA to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2018 annual DFAST results to the FRB in April 2018 and published a summary of its annual DFAST results in June 2018. See “Available Information” below.

Goldman Sachs International (GSI) and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.

Goldman Sachs June 2018 Form 10-Q	116

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

Capital Attribution. We assess each of our businesses’ capital usage based upon our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our most binding capital constraints. Our most binding capital constraint is based on the results of the FRB’s annual stress test scenarios which include the Standardized risk-based capital and leverage ratios.

We also attribute risk-weighted assets (RWAs) to our business segments. As of June 2018, approximately 60% and 50% of RWAs calculated in accordance with the Standardized Capital Rules and the Basel III Advanced Rules, respectively, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of June 2018, the remaining share authorization under our existing repurchase program was 44.6 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

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

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of our senior unsecured debt obligations. GS&Co. and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA and GSIB have also been assigned long- and short-term issuer ratings, as well as ratings on their long- and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

117	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Capital Framework includes risk-based capital buffers that will phase in ratably, becoming fully effective on January 1, 2019. The minimum risk-based capital ratios applicable to us as of January 2019 will reflect the fully phased-in capital conservation buffer (2.5%), the countercyclical capital buffer, if any, determined by the FRB and the fully phased-in G-SIB buffer (2.5%). Based on financial data for the six months ended June 2018, our current estimate is that we are above the threshold for the 3.0% G-SIB buffer. The earliest this buffer could be effective is January 2021. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

See “Regulatory Matters and Developments — Regulatory Developments” below for information about the FRB’s proposed rule related to the capital conservation buffer. In addition, see Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios as of both June 2018 and December 2017, and for further information about the Capital Framework.

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

See Note 20 to the consolidated financial statements for further information about the regulatory capital requirements of our bank subsidiaries.

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

As of June 2018 and December 2017, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $18.50 billion and $15.57 billion, respectively, which exceeded the amount required by $16.13 billion and $13.15 billion, respectively. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both June 2018 and December 2017, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.

GSI, our U.K. broker-dealer, is regulated by the PRA and the Financial Conduct Authority. GSI is subject to the capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on Basel III.

The table below presents GSI’s minimum required risk-based capital ratios.

	June 2018 Minimum Ratio	December 2017 Minimum Ratio
CET1 ratio	7.960%	7.165%
Tier 1 capital ratio	9.940%	9.143%
Total capital ratio	12.573%	11.771%

In the table above, the minimum risk-based capital ratios incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of risk-based capital buffers.

The table below presents GSI’s risk-based capital ratios.

	As of
$ in millions	June 2018	December 2017
Common Equity Tier 1	$ 25,402	$ 24,871
Tier 1 capital	31,202	30,671
Tier 2 capital	5,377	5,377
Total capital	$ 36,579	$ 36,048
RWAs	$242,957	$225,942
CET1 ratio	10.5%	11.0%
Tier 1 capital ratio	12.8%	13.6%
Total capital ratio	15.1%	16.0%

In the table above, CET1, Tier 1 capital and Total capital as of June 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and contributed approximately 39 basis points to the risk-based capital ratios.

Goldman Sachs June 2018 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required minimum leverage ratio is expected to become effective for GSI no earlier than January 1, 2021. As of June 2018 and December 2017, GSI had a leverage ratio of 3.8% and 4.1%, respectively. Tier 1 capital as of June 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and these amounts contributed approximately 12 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of both June 2018 and December 2017, these subsidiaries were in compliance with their local capital adequacy requirements.

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

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s 2018 resolution plan was submitted on June 28, 2018.

119	Goldman Sachs June 2018 Form 10-Q

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

In addition, in April 2018, the FRB issued a proposed rule which would replace the current 2% supplementary leverage ratio buffer for G-SIBs, including Group Inc., with a buffer equal to 50% of their G-SIB buffer. This proposal would also make conforming modifications to the minimum total loss-absorbing capacity (TLAC) and eligible long-term debt requirements applicable to G-SIBs.

The full impact of these proposals will not be known until the rules are finalized.

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Leases	See “Contractual Obligations” below and Note 18 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs June 2018 Form 10-Q	120

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

The table below presents our contractual obligations by type.

As of
$ in millions	June 2018	December 2017
Time deposits	$ 30,730	$ 30,075
Secured long-term financings	$ 12,033	$ 9,892
Unsecured long-term borrowings	$227,354	$217,687
Contractual interest payments	$ 57,038	$ 54,489
Subordinated liabilities of consolidated VIEs	$ 15	$ 19
Minimum rental payments	$ 2,446	$ 1,964

The table below presents our contractual obligations by period of expiration.

	As of June 2018
$ in millions	Remainder of 2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Time deposits	$ –	$14,283	$ 9,429	$ 7,018
Secured long-term financings	$ –	$ 5,872	$ 3,237	$ 2,924
Unsecured long-term borrowings	$ –	$43,256	$46,308	$137,790
Contractual interest payments	$3,393	$12,658	$ 9,749	$ 31,238
Subordinated liabilities of consolidated VIEs	$ –	$ –	$ –	$ 15
Minimum rental payments	$ 149	$ 583	$ 395	$ 1,319

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

•

As of June 2018, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $4.22 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•

As of June 2018, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of June 2018, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.63 billion.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2018, and includes stated coupons, if any, on structured notes.

•

Future minimum rental payments are net of minimum sublease rentals under noncancelable leases. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

121	Goldman Sachs June 2018 Form 10-Q

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

Overview and Structure of Risk Management

Overview

We believe that effective risk management is critical to our success. Accordingly, we have established an enterprise risk management framework that employs a comprehensive, integrated approach to risk management, and is designed to enable comprehensive risk management processes through which we identify, assess, monitor and manage the risks we assume in conducting our activities. These risks include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risk exposures. Our risk management structure is built around three core components: governance, processes and people.

Governance. Risk management governance starts with the Board, which both directly and through its committees, including its Risk Committee, oversees our risk management policies and practices implemented through the enterprise risk management framework. The Board is also responsible for the annual review and approval of our risk appetite statement. The risk appetite statement describes the levels and types of risk we are willing to accept or to avoid, in order to achieve our strategic business objectives, while remaining in compliance with regulatory requirements.

The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk and model risk from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from the head of Compliance, on legal and regulatory matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.

The Enterprise Risk Management department, which reports to our chief risk officer, oversees the implementation of our risk governance structure and core risk management processes and is responsible for ensuring that our enterprise risk management framework provides the Board, our risk committees and senior management with a consistent and integrated approach to managing our various risks in a manner consistent with our risk appetite.

Our revenue-producing units, as well as Treasury, Operations and Technology, are our first line of defense and are accountable for the outcomes of our risk-generating activities, as well as for assessing and managing those risks.

Our independent risk oversight and control functions are considered our second line of defense and provide independent assessment, oversight and challenge of the risks taken by our first line of defense, as well as lead and participate in risk-oriented committees. Independent risk oversight and control functions include Compliance, Conflicts Resolution, Controllers, Credit Risk Management, Enterprise Risk Management, Human Capital Management, Legal, Liquidity Risk Management, Market Risk Management and Analysis (Market Risk Management), Model Risk Management, Operational Risk Management and Analysis (Operational Risk Management) and Tax.

Internal Audit is considered our third line of defense and reports to the Audit Committee of the Board. Internal Audit includes professionals with a broad range of audit and industry experience, including risk management expertise. Internal Audit is responsible for independently assessing and validating the effectiveness of key controls, including those within the risk management framework, and providing timely reporting to the Audit Committee of the Board, senior management and regulators.

Goldman Sachs June 2018 Form 10-Q	122

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

We maintain strong communication about risk and we have a culture of collaboration in decision-making among our first and second lines of defense, committees and senior management. While our first line of defense is responsible for management of their risk, we dedicate extensive resources to our second line of defense in order to ensure a strong oversight structure and an appropriate segregation of duties. We regularly reinforce our strong culture of escalation and accountability across all functions.

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

We also apply a rigorous framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits and thresholds included in our risk appetite statement, at firmwide, business and product levels. In addition, the Firmwide Enterprise Risk Committee is responsible for approving our risk limits framework, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis. The Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels which reflect our maximum risk appetite. This fosters an ongoing dialogue on risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related matters. See “Liquidity Risk Management,” “Market Risk Management” and “Credit Risk Management” for further information about our risk limits.

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

123	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our first and second lines of defense. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees which provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact of transactions and activities, which they oversee, on our reputation.

Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members.

The chart below presents an overview of our risk management governance structure, three lines of defense and our reporting relationships.

Management Committee. The Management Committee oversees our global activities. It provides this oversight directly and through authority delegated to committees it has established. This committee consists of our most senior leaders, and is chaired by our chief executive officer. Most members of the Management Committee are also members of other committees. The following are the committees that are principally involved in firmwide risk management.

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding business standards and practices, reputational risk management, client relationships and client service, is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and reports to the Management Committee. This committee periodically updates and receives guidance from the Public Responsibilities Committee of the Board. This committee has also established certain committees that report to it, including divisional Client and Business Standards Committees and risk-related committees. The following are the risk-related committees that report to the Firmwide Client and Business Standards Committee:

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as requiring mandatory escalation to the Firmwide Reputational Risk Committee or that otherwise have potential heightened reputational risk. This committee is chaired by the chair of the Firmwide Client and Business Standards Committee, and the vice-chairs are the head of Compliance and the head of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of Compliance, and the co-head of Europe, Middle East and Africa FICC sales, who are appointed as co-chairs by the chair of the Firmwide Client and Business Standards Committee.

Goldman Sachs June 2018 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring and management of our financial risks. The Firmwide Risk Committee monitors our financial risk limits at the firmwide, business and product levels, and reviews results of stress tests and scenario analyses, as appropriate. This committee is co-chaired by our chief financial officer and our chief risk officer, who are appointed as co-chairs by the chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Risk Committee:

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

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired by the head of our Merchant Banking Division and the head of the Special Situations Group, who are appointed as co-chairs by our president and chief operating officer and our chief financial officer.

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

The following committees report jointly to the Firmwide Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management and a co-head of the Financing Group. The co-chairs of the Firmwide Capital Committee are appointed by the co-chairs of the Firmwide Risk Committee.

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for the ongoing review, approval and monitoring of the enterprise risk management framework and for providing oversight of our aggregate financial and nonfinancial risks. As a part of such oversight, the committee is responsible for the ongoing approval and monitoring of our risk limits framework at the firmwide, business and product levels. This committee is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as co-chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

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

125	Goldman Sachs June 2018 Form 10-Q

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

•

Risk Governance Committee. The Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is globally responsible for the ongoing approval and monitoring of risk frameworks, policies, parameters and limits, at firmwide, business and product levels. In addition, this committee reviews the results of stress tests and scenario analyses. This committee is chaired by our chief risk officer, who is appointed as chair by the co-chairs of the Firmwide Enterprise Risk Committee.

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

We have a multilayered approach to resolving conflicts and addressing reputational risk. Our senior management oversees policies related to conflicts resolution, and, in conjunction with Conflicts Resolution, Legal and Compliance, the Firmwide Client and Business Standards Committee, and other internal committees, formulates policies, standards and principles, and assists in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

As a general matter, Conflicts Resolution reviews financing and advisory assignments in Investment Banking and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. Conflicts Resolution reports to our president and chief operating officer.

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations.

Goldman Sachs June 2018 Form 10-Q	126

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

Treasury has primary responsibility for assessing, monitoring and managing our liquidity and funding strategy. Treasury is independent of the revenue-producing units and reports to our chief financial officer.

Liquidity Risk Management has primary responsibility for assessing, monitoring and managing our liquidity risk through firmwide oversight and the establishment of stress testing and limits frameworks. Liquidity Risk Management is independent of the revenue-producing units and Treasury, and reports to our chief risk officer.

Liquidity Risk Management Principles

We manage liquidity risk according to three principles: (i) hold sufficient excess liquidity in the form of GCLA to cover outflows during a stressed period, (ii) maintain appropriate Asset-Liability Management and (iii) maintain a viable Contingency Funding Plan.

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

We maintain our GCLA across Group Inc., Goldman Sachs Funding LLC (Funding IHC) and Group Inc.’s major broker-dealer and bank subsidiaries, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances and securities in several of our other entities, primarily for use in specific currencies, entities, or jurisdictions where we do not have immediate access to parent company liquidity.

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

127	Goldman Sachs June 2018 Form 10-Q

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

Our goal is to ensure that we maintain sufficient liquidity to fund our assets and meet our contractual and contingent obligations in normal times, as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Finance Committee on a quarterly basis. In addition, our independent risk oversight and control functions regularly analyze, and the Firmwide Finance Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCLA in order to avoid reliance on asset sales (other than our GCLA). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2018, Group Inc. had $31.29 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $38.77 billion invested in GSI, a regulated U.K. broker-dealer; $2.80 billion invested in GSJCL, a regulated Japanese broker-dealer; $30.85 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.93 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $117.49 billion of unsubordinated loans (including secured loans of $43.29 billion), and $11.70 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of June 2018. In addition, as of June 2018, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs June 2018 Form 10-Q	128

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

129	Goldman Sachs June 2018 Form 10-Q

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

Goldman Sachs June 2018 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our liquidity risk limits are monitored by Treasury and Liquidity Risk Management. Treasury is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded.

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2018 and December 2017 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The tables below present details about our average GCLA.

	Average for the Three Months Ended
$ in millions	June 2018	March 2018
U.S. dollar-denominated	$157,585	$150,070
Non-U.S. dollar-denominated	79,833	78,955
Total	$237,418	$229,025

	Average for the Three Months Ended
$ in millions	June 2018	March 2018
Overnight cash deposits	$100,860	$102,334
U.S. government obligations	85,062	69,632
U.S. agency obligations	9,102	9,429
Non-U.S. government obligations	42,394	47,630
Total	$237,418	$229,025

	Average for the Three Months Ended
$ in millions	June 2018	March 2018
Group Inc. and Funding IHC	$ 46,067	$ 41,059
Major broker-dealer subsidiaries	105,001	103,423
Major bank subsidiaries	86,350	84,543
Total	$237,418	$229,025

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $166.94 billion and $170.17 billion for the three months ended June 2018 and March 2018, respectively. We do not consider these assets liquid enough to be eligible for our GCLA.

131	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

As a bank holding company (BHC), we are subject to a minimum Liquidity Coverage Ratio (LCR) under the LCR rule approved by the U.S. federal bank regulatory agencies. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100%.

The table below presents details about average daily LCR.

$ in millions	Average for the Three Months Ended June 2018
Total HQLA	$232,923
Eligible HQLA	$168,523
Net cash outflows	$129,040
LCR	131%

We expect that fluctuations in client activity, business mix and the overall market environment will impact our average LCR.

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

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2018, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•

GSI. GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended June 2018 exceeded the minimum requirement.

•

Other Subsidiaries. We monitor local regulatory liquidity requirements of our subsidiaries to ensure compliance. For many of our subsidiaries, these requirements either have changed or are likely to change in the future due to the implementation of the Basel Committee’s framework for liquidity risk measurement, standards and monitoring, as well as other regulatory developments.

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

As of June 2018
	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs June 2018 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of June 2018
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

Six Months Ended June 2018. Our cash and cash equivalents increased by $21.37 billion to $131.42 billion at the end of the second quarter of 2018, primarily due to net cash provided by financing activities and operating activities partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected net issuances of unsecured long-term borrowings, and increases in Marcus deposits and brokered certificates of deposit. The net cash provided by operating activities primarily reflected an increase in payables to customers and counterparties and a decrease in collateralized transactions partially offset by an increase in financial instruments owned. The net cash used for investing activities was primarily to fund loans receivable to corporate borrowers and loans backed by commercial real estate.

Six Months Ended June 2017. Our cash and cash equivalents decreased by $10.82 billion to $110.89 billion at the end of the second quarter of 2017. We used $14.10 billion in net cash for operating activities, primarily related to an increase in financial instruments owned and receivables, partially offset by a decrease in collateralized transactions. We used $6.71 billion in net cash for investing activities, primarily to fund loans receivable. We generated $9.98 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings.

133	Goldman Sachs June 2018 Form 10-Q

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

Market Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our market risk. We monitor and control risks through strong firmwide oversight and independent risk oversight and control functions across our global businesses.

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

We use a variety of risk measures to estimate the size of potential losses for both moderate and more extreme market moves over both short-term and long-term time horizons. Our primary risk measures are VaR, which is used for shorter-term periods, and stress tests. Our risk reports detail key risks, drivers and changes for each desk and business, and are distributed daily to senior management of both our revenue-producing units and our independent risk oversight and control functions.

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

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

Goldman Sachs June 2018 Form 10-Q	134

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

135	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) approve market risk limits and sub-limits at firmwide, business and product levels, consistent with our risk appetite statement. In addition, Market Risk Management (through delegated authority from the Risk Governance Committee) sets market risk limits and sub-limits at certain product and desk levels.

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

Model Review and Validation

Our VaR and stress testing models are regularly reviewed by Market Risk Management and enhanced in order to incorporate changes in the composition of positions included in our market risk measures, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, Model Risk Management performs model validations. Significant changes to our VaR and stress testing models are reviewed with our chief risk officer and chief financial officer, and approved by the Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee).

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

The table below presents average daily VaR by risk category.

	Three Months Ended			Six Months Ended June
$ in millions	June 2018	March 2018	June 2017	2018	2017
Interest rates	$ 48	$ 54	$ 40	$ 51	$ 42
Equity prices	33	34	23	34	25
Currency rates	14	10	10	12	15
Commodity prices	13	9	17	11	18
Diversification effect	(44)	(34)	(39)	(39)	(42)
Total	$ 64	$ 73	$ 51	$ 69	$ 58

Our average daily VaR decreased to $64 million for the second quarter of 2018 from $73 million for the first quarter of 2018, primarily due to an increase in the diversification effect and a decrease in the interest rates category, partially offset by increases in the currency rates and commodity prices categories. The overall decrease was primarily due to reduced exposures.

Our average daily VaR increased to $64 million for the second quarter of 2018 from $51 million for the second quarter of 2017, due to increases in the equity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the commodity prices category. The overall increase was due to higher levels of volatility and increased exposures.

Goldman Sachs June 2018 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our average daily VaR increased to $69 million for the six months ended June 2018 from $58 million for the six months ended June 2017, due to increases in the interest rates and equity prices categories and a decrease in the diversification effect, partially offset by decreases in the commodity prices and currency rates categories. The overall increase was primarily due to increased exposures.

The table below presents period-end VaR by risk category.

	As of
$ in millions	June 2018	March 2018	June 2017
Interest rates	$ 48	$ 59	$ 39
Equity prices	33	37	23
Currency rates	12	9	11
Commodity prices	11	10	11
Diversification effect	(41)	(36)	(33)
Total	$ 63	$ 79	$ 51

Our daily VaR decreased to $63 million as of June 2018 from $79 million as of March 2018, primarily due to decreases in the interest rates and equity prices categories and an increase in the diversification effect, partially offset by an increase in the currency rates category. The overall decrease was primarily due to reduced exposures.

Our daily VaR increased to $63 million as of June 2018 from $51 million as of June 2017, primarily due to increases in the equity prices and interest rates categories, partially offset by an increase in the diversification effect. The overall increase was due to increased exposures and higher levels of volatility.

During the second quarter of 2018, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

	Three Months Ended June 2018
$ in millions	High	Low
Interest rates	$60	$40
Equity prices	$41	$25
Currency rates	$23	$ 7
Commodity prices	$17	$10

The high and low total VaR was $77 million and $54 million, respectively, for the three months ended June 2018.

The chart below reflects our daily VaR for the six months ended June 2018.

The chart below presents the frequency distribution of our daily net revenues for positions included in VaR for the quarter ended June 2018.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR during the second quarter of 2018 (i.e., a VaR exception).

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

137	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Sensitivity Measures

Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.

10% Sensitivity Measures. The table below presents market risk by asset category for positions, accounted for at fair value, that are not included in VaR.

	As of
$ in millions	June 2018	March 2018	June 2017
Equity	$1,905	$2,064	$2,199
Debt	1,628	1,609	1,664
Total	$3,533	$3,673	$3,863

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both June 2018 and March 2018. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $41 million and $38 million as of June 2018 and March 2018, respectively. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. Loans receivable as of June 2018 and March 2018 were $74.08 billion and $71.70 billion, respectively, substantially all of which had floating interest rates. As of June 2018 and March 2018, the estimated sensitivity to a 100 basis point increase in interest rates on such loans was $585 million and $569 million, respectively, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of June 2018 and March 2018, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

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

Goldman Sachs June 2018 Form 10-Q	138

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

Credit Risk Management, which is independent of the revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk. The Risk Governance Committee reviews and approves credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk Management.

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent risk oversight and control functions.

139	Goldman Sachs June 2018 Form 10-Q

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

The Risk Committee of the Board and the Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) approve credit risk limits at firmwide, business and product levels, consistent with our risk appetite statement. Credit Risk Management (through delegated authority from the Risk Governance Committee) sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Enterprise Risk Committee and the Risk Governance Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

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

Goldman Sachs June 2018 Form 10-Q	140

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

Credit Exposures

As of June 2018, our aggregate credit exposure increased as compared with December 2017, primarily reflecting an increase in loans and lending commitments and cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2017, reflecting an increase in non-investment-grade loans and lending commitments. Our credit exposure to counterparties that defaulted during the six months ended June 2018 was lower as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the six months ended June 2018 remained low, representing less than 0.5% of our total credit exposure, and estimated losses compared with the same prior year period were lower and not material. Our credit exposures are described further below.

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

	As of
$ in millions	June 2018	December 2017
Cash and Cash Equivalents	$108,803	$91,609
Industry
Financial Institutions	15%	17%
Sovereign	85%	83%
Total	100%	100%
Region
Americas	54%	64%
Europe, Middle East and Africa	33%	22%
Asia	13%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	71%	72%
AA	10%	9%
A	17%	18%
BBB	2%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $22.62 billion and $18.44 billion as of June 2018 and December 2017, respectively.

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

141	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our credit exposure from OTC derivatives, and the related percentage concentration by industry and region.

	As of
$ in millions	June 2018	December 2017
OTC Derivatives	$44,466	$45,036
Industry
Consumer, Retail & Healthcare	1%	2%
Diversified Industrials	5%	5%
Financial Institutions	22%	24%
Funds	28%	25%
Municipalities & Nonprofit	5%	6%
Natural Resources & Utilities	11%	10%
Sovereign	17%	17%
Technology, Media & Telecommunications	5%	4%
Other (including Special Purpose Vehicles)	6%	7%
Total	100%	100%
Region
Americas	33%	33%
Europe, Middle East and Africa	59%	59%
Asia	8%	8%
Total	100%	100%

The table below presents the distribution of our credit exposure to OTC derivatives by tenor, both before and after the effect of collateral and netting agreements.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2018
Less than 1 year	$ 20,734	$ 6,369	$ 27,103
1 - 5 years	23,667	5,191	28,858
Greater than 5 years	56,451	4,248	60,699
Total	100,852	15,808	116,660
Netting	(65,442)	(6,752)	(72,194)
OTC derivative assets	$ 35,410	$ 9,056	$ 44,466
Net credit exposure	$ 21,488	$ 8,367	$ 29,855
As of December 2017
Less than 1 year	$ 16,232	$ 4,854	$ 21,086
1 - 5 years	23,817	5,465	29,282
Greater than 5 years	62,103	4,441	66,544
Total	102,152	14,760	116,912
Netting	(65,039)	(6,837)	(71,876)
OTC derivative assets	$ 37,113	$ 7,923	$ 45,036
Net credit exposure	$ 22,366	$ 7,248	$ 29,614

In the table above:

•	Tenor is based on remaining contractual maturity.

•

Counterparty netting within the same tenor category is included within such tenor category. Counterparty netting across tenor categories and cash collateral received under enforceable credit support agreements are included in netting.

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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2018
Less than 1 year	$ 1,020	$ 3,738	$ 8,867	$ 7,109	$ 20,734
1 - 5 years	1,103	4,828	10,764	6,972	23,667
Greater than 5 years	2,981	12,643	21,621	19,206	56,451
Total	5,104	21,209	41,252	33,287	100,852
Netting	(2,533)	(11,127)	(29,924)	(21,858)	(65,442)
OTC derivative assets	$ 2,571	$ 10,082	$ 11,328	$ 11,429	$ 35,410
Net credit exposure	$ 1,952	$ 7,219	$ 5,553	$ 6,764	$ 21,488
As of December 2017
Less than 1 year	$ 663	$ 3,028	$ 7,806	$ 4,735	$ 16,232
1 - 5 years	1,231	4,770	11,975	5,841	23,817
Greater than 5 years	3,263	16,990	21,857	19,993	62,103
Total	5,157	24,788	41,638	30,569	102,152
Netting	(2,678)	(11,131)	(32,143)	(19,087)	(65,039)
OTC derivative assets	$ 2,479	$ 13,657	$ 9,495	$ 11,482	$ 37,113
Net credit exposure	$ 2,245	$ 8,140	$ 5,077	$ 6,904	$ 22,366

	Non-Investment-Grade /Unrated
$ in millions	BB or lower	Unrated	Total
As of June 2018
Less than 1 year	$ 6,046	$323	$ 6,369
1 - 5 years	5,138	53	5,191
Greater than 5 years	4,188	60	4,248
Total	15,372	436	15,808
Netting	(6,739)	(13)	(6,752)
OTC derivative assets	$ 8,633	$423	$ 9,056
Net credit exposure	$ 8,029	$338	$ 8,367
As of December 2017
Less than 1 year	$ 4,603	$251	$ 4,854
1 - 5 years	5,458	7	5,465
Greater than 5 years	4,401	40	4,441
Total	14,462	298	14,760
Netting	(6,814)	(23)	(6,837)
OTC derivative assets	$ 7,648	$275	$ 7,923
Net credit exposure	$ 7,044	$204	$ 7,248

Goldman Sachs June 2018 Form 10-Q	142

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

	As of
$ in millions	June 2018	December 2017
Loans and Lending Commitments	$221,735	$198,012
Industry
Consumer, Retail & Healthcare	20%	23%
Diversified Industrials	14%	13%
Financial Institutions	7%	7%
Funds	3%	3%
Natural Resources & Utilities	16%	14%
Real Estate	10%	12%
Technology, Media & Telecommunications	20%	19%
Other (including Special Purpose Vehicles)	10%	9%
Total	100%	100%
Region
Americas	77%	73%
Europe, Middle East and Africa	19%	24%
Asia	4%	3%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	2%
AA	4%	4%
A	16%	17%
BBB	30%	32%
BB or lower	49%	45%
Total	100%	100%

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

The table below presents our credit exposure from PWM, Marcus and other retail lending, and the related percentage concentration by region.

$ in millions	PWM	Marcus	Other Retail Lending
As of June 2018
Credit Exposure	$26,331	$3,120	$10,471
Americas	89%	100%	78%
Europe, Middle East and Africa	6%	–	22%
Asia	5%	–	–
Total	100%	100%	100%
As of December 2017
Credit Exposure	$24,855	$1,912	$10,242
Americas	90%	100%	74%
Europe, Middle East and Africa	5%	–	26%
Asia	5%	–	–
Total	100%	100%	100%

Securities Financing Transactions. We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral obtained for securities financing transactions primarily includes U.S. and non-U.S. government and agency obligations.

143	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our credit exposure from secured financing transactions, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	June 2018	December 2017
Secured Financing Transactions	$27,014	$29,071
Industry
Financial Institutions	37%	29%
Funds	32%	28%
Municipalities & Nonprofit	5%	6%
Sovereign	25%	36%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%
Region
Americas	30%	30%
Europe, Middle East and Africa	45%	46%
Asia	25%	24%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	11%	12%
AA	30%	33%
A	33%	35%
BBB	17%	10%
BB or lower	9%	10%
Total	100%	100%

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

The table below presents our other credit exposures, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	June 2018	December 2017
Other Credit Exposures	$36,618	$34,323
Industry
Financial Institutions	91%	88%
Funds	5%	6%
Natural Resources & Utilities	–	3%
Other (including Special Purpose Vehicles)	4%	3%
Total	100%	100%
Region
Americas	44%	41%
Europe, Middle East and Africa	46%	49%
Asia	10%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	3%
AA	54%	51%
A	27%	27%
BBB	5%	7%
BB or lower	10%	12%
Unrated	1%	–
Total	100%	100%

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

High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has threatened its financial stability. As of June 2018, our total credit exposure to Turkey was $2.53 billion, which was substantially all with non-sovereign counterparties or borrowers. Such exposure consisted of $1.27 billion related to OTC derivatives, $859 million related to secured receivables and $400 million related to loans and lending commitments. Such exposure excludes the benefit of $2.05 billion of Turkish corporate and sovereign collateral. In addition, our total market exposure to Turkey as of June 2018 was $73 million, which was primarily with non-sovereign issuers or underliers and was primarily related to credit derivatives.

The debt crisis in Mozambique has resulted in credit rating downgrades and Venezuela has delayed payments on its sovereign debt. As of June 2018, our total credit and market exposure to each of Mozambique and Venezuela was not material.

Goldman Sachs June 2018 Form 10-Q	144

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

See “Stress Tests” above, “Liquidity Risk Management — Liquidity Stress Tests” and “Market Risk Management — Risk Measures — Stress Testing” for further information about stress tests.

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

•

Independent risk oversight and control functions that monitor operational risk on a daily basis, and implementation of extensive policies and procedures, and controls designed to prevent the occurrence of operational risk events;

•	Proactive communication between our revenue-producing units and our independent risk oversight and control functions; and

•	A network of systems to facilitate the collection of data used to analyze and assess our operational risk exposure.

145	Goldman Sachs June 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We combine top-down and bottom-up approaches to manage and measure operational risk. From a top-down perspective, our senior management assesses firmwide and business-level operational risk profiles. From a bottom-up perspective, our first and second lines of defense are responsible for risk identification and risk management on a day-to-day basis, including escalating operational risks to senior management.

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

We have established policies that require our first and second lines of defense to report and escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.

In addition, our systems capture internal operational risk event data, key metrics such as transaction volumes, and statistical information such as performance trends. We use an internally developed operational risk management application to aggregate and organize this information. One of our key risk identification and assessment tools is an operational risk and control self-assessment process, which is performed by managers across the firm. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.

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

Goldman Sachs June 2018 Form 10-Q	146

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

147	Goldman Sachs June 2018 Form 10-Q

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

Goldman Sachs June 2018 Form 10-Q	148

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and TLAC rules applicable to banks and BHCs, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about the estimated effects of Tax Legislation, statements about our expected tax rate, statements about our average LCR, statements about the level of capital actions, statements about our expected interest income and statements about our credit exposures and adequacy of our loan loss reserves.

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

149	Goldman Sachs June 2018 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. However, we believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results in a given period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of this Form 10-Q. See Notes 18 and 27 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for information about certain judicial, regulatory and legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 2018.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April 2018	–	$ –	–	44,599,806
May 2018	–	$ –	–	44,599,806
June 2018	–	$ –	–	44,599,806
Total	–	–	–

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

Goldman Sachs June 2018 Form 10-Q	150

Item 6.    Exhibits

Exhibits

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2018 and June 30, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and year ended December 31, 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (vi) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Title:		Chief Financial Officer
Date:		August 2, 2018

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		August 2, 2018

151	Goldman Sachs June 2018 Form 10-Q