Form 10-Q
period 2018-09-30
GOLDMAN SACHS GROUP INC
filed 2018-11-02
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 19, 2018, there were 371,973,740 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Goldman Sachs September 2018 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2018	2017	2018	2017
Revenues
Investment banking	$1,980	$1,797	$ 5,818	$ 5,230
Investment management	1,580	1,419	4,947	4,249
Commissions and fees	704	714	2,361	2,279
Market making	2,281	2,112	8,031	6,445
Other principal transactions	1,245	1,554	4,151	4,002
Total non-interest revenues	7,790	7,596	25,308	22,205
Interest income	5,061	3,411	14,211	9,377
Interest expense	4,205	2,681	11,435	7,343
Net interest income	856	730	2,776	2,034
Net revenues, including net interest income	8,646	8,326	28,084	24,239
Operating expenses
Compensation and benefits	3,091	3,172	10,672	9,696
Brokerage, clearing, exchange and distribution fees	714	711	2,370	2,144
Market development	167	138	532	413
Communications and technology	250	220	761	667
Depreciation and amortization	317	280	951	802
Occupancy	203	177	594	543
Professional fees	238	227	696	661
Other expenses	588	425	1,735	1,289
Total non-compensation expenses	2,477	2,178	7,639	6,519
Total operating expenses	5,568	5,350	18,311	16,215
Pre-tax earnings	3,078	2,976	9,773	8,024
Provision for taxes	554	848	1,852	1,810
Net earnings	2,524	2,128	7,921	6,214
Preferred stock dividends	71	93	383	386
Net earnings applicable to common shareholders	$2,453	$2,035	$ 7,538	$ 5,828
Earnings per common share
Basic	$ 6.35	$ 5.09	$ 19.42	$ 14.32
Diluted	$ 6.28	$ 5.02	$ 19.21	$ 14.11
Dividends declared per common share	$ 0.80	$ 0.75	$ 2.35	$ 2.15
Average common shares
Basic	385.4	398.2	387.4	405.6
Diluted	390.5	405.7	392.3	413.0

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Net earnings	$2,524	$2,128	$7,921	$6,214
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(3)	6	(3)	19
Debt valuation adjustment	(787)	(104)	361	(518)
Pension and postretirement liabilities	(1)	1	(6)	2
Available-for-sale securities	(90)	(4)	(311)	(3)
Other comprehensive income/(loss)	(881)	(101)	41	(500)
Comprehensive income	$1,643	$2,027	$7,962	$5,714

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2018 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	As of
$ in millions	September 2018	December 2017
Assets
Cash and cash equivalents	$118,871	$110,051
Collateralized agreements:
Securities purchased under agreements to resell (includes $143,370 and $120,420 at fair value)	143,447	120,822
Securities borrowed (includes $33,450 and $78,189 at fair value)	154,891	190,848
Receivables:
Brokers, dealers and clearing organizations	28,330	24,676
Customers and counterparties (includes $4,733 and $3,526 at fair value)	54,985	60,112
Loans receivable	76,011	65,933
Financial instruments owned (at fair value and includes $63,626 and $50,335 pledged as collateral)	351,028	315,988
Other assets	29,627	28,346
Total assets	$957,190	$916,776
Liabilities and shareholders’ equity
Deposits (includes $22,310 and $22,902 at fair value)	$151,518	$138,604
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	85,920	84,718
Securities loaned (includes $3,522 and $5,357 at fair value)	16,201	14,793
Other secured financings (includes $26,157 and $24,345 at fair value)	26,484	24,788
Payables:
Brokers, dealers and clearing organizations	9,693	6,672
Customers and counterparties	180,275	171,497
Financial instruments sold, but not yet purchased (at fair value)	113,067	111,930
Unsecured short-term borrowings (includes $21,011 and $16,904 at fair value)	41,735	46,922
Unsecured long-term borrowings (includes $45,749 and $38,638 at fair value)	229,387	217,687
Other liabilities (includes $63 and $268 at fair value)	16,148	16,922
Total liabilities	870,428	834,533
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,853	11,203	11,853
Common stock; 890,745,015 and 884,592,863 shares issued, and 372,739,352 and 374,808,805 shares outstanding	9	9
Share-based awards	2,716	2,777
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	54,012	53,357
Retained earnings	98,083	91,519
Accumulated other comprehensive loss	(1,839)	(1,880)
Stock held in treasury, at cost; 518,005,665 and 509,784,060 shares	(77,422)	(75,392)
Total shareholders’ equity	86,762	82,243
Total liabilities and shareholders’ equity	$957,190	$916,776

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,853	$ 11,203
Issued	–	–	–	–
Redeemed	–	–	(650)	–
Ending balance	11,203	11,203	11,203	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance, as previously reported	2,581	3,308	2,777	3,914
Cumulative effect of change in accounting principle for forfeiture of share-based awards	–	–	–	35
Beginning balance, adjusted	2,581	3,308	2,777	3,949
Issuance and amortization of share-based awards	179	171	1,170	1,631
Delivery of common stock underlying share-based awards	(22)	(82)	(1,170)	(2,041)
Forfeiture of share-based awards	(20)	(20)	(49)	(54)
Exercise of share-based awards	(2)	(22)	(12)	(130)
Ending balance	2,716	3,355	2,716	3,355
Additional paid-in capital
Beginning balance	54,000	53,187	53,357	52,638
Delivery of common stock underlying share-based awards	28	159	1,705	2,215
Cancellation of share-based awards in satisfaction of withholding tax requirements	(16)	(52)	(1,065)	(1,556)
Preferred stock issuance costs, net of reversals upon redemption	–	–	15	–
Cash settlement of share-based awards	–	–	–	(3)
Ending balance	54,012	53,294	54,012	53,294
Retained earnings
Beginning balance, as previously reported	95,941	92,225	91,519	89,039
Cumulative effect of change in accounting principle for:
Revenue recognition from contracts with clients, net of tax	–	–	(53)	–
Forfeiture of share-based awards, net of tax	–	–	–	(24)
Beginning balance, adjusted	95,941	92,225	91,466	89,015
Net earnings	2,524	2,128	7,921	6,214
Dividends and dividend equivalents declared on common stock and share-based awards	(311)	(302)	(921)	(885)
Dividends declared on preferred stock	(71)	(93)	(368)	(386)
Preferred stock redemption premium	–	–	(15)	–
Ending balance	98,083	93,958	98,083	93,958
Accumulated other comprehensive loss
Beginning balance	(958)	(1,615)	(1,880)	(1,216)
Other comprehensive income/(loss)	(881)	(101)	41	(500)
Ending balance	(1,839)	(1,716)	(1,839)	(1,716)
Stock held in treasury, at cost
Beginning balance	(76,177)	(71,642)	(75,392)	(68,694)
Repurchased	(1,244)	(2,169)	(2,044)	(5,135)
Reissued	–	–	16	28
Other	(1)	–	(2)	(10)
Ending balance	(77,422)	(73,811)	(77,422)	(73,811)
Total shareholders’ equity	$ 86,762	$ 86,292	$ 86,762	$ 86,292

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2018 Form 10-Q	4

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September
$ in millions	2018	2017
Cash flows from operating activities
Net earnings	$ 7,921	$ 6,214
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	951	802
Share-based compensation	1,671	1,610
Gain related to extinguishment of unsecured borrowings	(160)	(108)
Changes in operating assets and liabilities:
Receivables and payables (excluding loans receivable), net	13,043	(8,650)
Collateralized transactions (excluding other secured financings), net	15,942	20,842
Financial instruments owned (excluding available-for-sale securities)	(36,747)	(35,261)
Financial instruments sold, but not yet purchased	857	(2,430)
Other, net	(1,158)	5,597
Net cash provided by/(used for) operating activities	2,320	(11,384)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(5,947)	(2,209)
Proceeds from sales of property, leasehold improvements and equipment	2,486	436
Net cash used for business acquisitions	(146)	(1,848)
Purchase of investments	(3,224)	(3,271)
Proceeds from sales and paydowns of investments	361	1,288
Loans receivable, net	(10,365)	(12,225)
Net cash used for investing activities	(16,835)	(17,829)
Cash flows from financing activities
Unsecured short-term borrowings, net	3,638	907
Other secured financings (short-term), net	3,831	(1,757)
Proceeds from issuance of other secured financings (long-term)	3,897	6,518
Repayment of other secured financings (long-term), including the current portion	(6,761)	(3,605)
Purchase of Trust Preferred Securities	(35)	(62)
Proceeds from issuance of unsecured long-term borrowings	40,603	44,831
Repayment of unsecured long-term borrowings, including the current portion	(30,655)	(25,099)
Derivative contracts with a financing element, net	938	1,684
Deposits, net	12,914	8,664
Preferred stock redemption	(650)	–
Common stock repurchased	(2,044)	(5,143)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,065)	(1,559)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,289)	(1,271)
Proceeds from issuance of common stock, including exercise of share-based awards	13	7
Cash settlement of share-based awards	–	(3)
Net cash provided by financing activities	23,335	24,112
Net increase/(decrease) in cash and cash equivalents	8,820	(5,101)
Cash and cash equivalents, beginning balance	110,051	121,711
Cash and cash equivalents, ending balance	$118,871	$116,610

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $12.13 billion during the nine months ended September 2018 and $12.11 billion during the nine months ended September 2017, and cash payments for income taxes, net of refunds, were $933 million during the nine months ended September 2018 and $671 million during the nine months ended September 2017. Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the nine months ended September 2018:

•

The firm received $558 million of loans receivable and $90 million of held-to-maturity securities in connection with the securitization of financial instruments owned and held for sale loans included in receivables from customers and counterparties.

•	The firm exchanged $35 million of Trust Preferred Securities and common beneficial interests for $35 million of certain of the firm’s junior subordinated debt.

Non-cash activities during the nine months ended September 2017:

•

The firm received $245 million of loans receivable and $16 million of held-to-maturity securities in connection with the securitization of financial instruments owned and held for sale loans included in receivables from customers and counterparties.

•	The firm exchanged $62 million of Trust Preferred Securities and common beneficial interests for $67 million of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these consolidated financial statements.

5	Goldman Sachs September 2018 Form 10-Q

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, including through its Merchant Banking business and its Special Situations Group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that the firm manages. The firm also makes unsecured and secured loans through its digital platforms, Marcus: by Goldman Sachs (Marcus) and Goldman Sachs Private Bank Select (GS Select), respectively.

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

All references to September 2018, June 2018 and September 2017 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2018, June 30, 2018 and September 30, 2017, respectively. All references to December 2017 refer to the date December 31, 2017. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2018 Form 10-Q	6

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

7	Goldman Sachs September 2018 Form 10-Q

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

The firm’s net revenues from contracts with clients subject to this ASU represent approximately 50% of the firm’s total net revenues for the three months ended September 2018 and approximately 45% of the firm’s total net revenues for the nine months ended September 2018. This includes approximately 80% of the firm’s investment banking revenues, substantially all of the investment management revenues, and commissions and fees for both the three and nine months ended September 2018. See Note 25 for information about the firm’s net revenues by business segment.

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

Goldman Sachs September 2018 Form 10-Q	8

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

The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2018, substantially all of the firm’s future net revenues associated with remaining performance obligations will be recognized through 2023. Annual revenues associated with such performance obligations average less than $250 million through 2023.

9	Goldman Sachs September 2018 Form 10-Q

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $12.21 billion as of September 2018 and $10.79 billion as of December 2017. Cash and cash equivalents also included interest-bearing deposits with banks of $106.66 billion as of September 2018 and $99.26 billion as of December 2017.

The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $20.99 billion as of September 2018 and $18.44 billion as of December 2017. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations are accounted for at cost plus accrued interest, which generally approximates fair value. As these receivables and payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables and payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2018 and December 2017.

Receivables from Customers and Counterparties

Receivables from customers and counterparties generally relate to collateralized transactions. Such receivables primarily consist of customer margin loans, certain transfers of assets accounted for as secured loans rather than purchases at fair value and collateral posted in connection with certain derivative transactions. Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s receivables from customers and counterparties are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about receivables from customers and counterparties accounted for at fair value under the fair value option. In addition, the firm’s receivables from customers and counterparties included $3.01 billion as of September 2018 and $4.63 billion as of December 2017 of loans held for sale accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies.

As of both September 2018 and December 2017, the carrying value of receivables not accounted for at fair value generally approximated fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2018 and December 2017. Interest on receivables from customers and counterparties is recognized over the life of the transaction and included in interest income.

Receivables from customers and counterparties includes receivables from contracts with clients and, beginning in January 2018, also includes contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. As of September 2018, the firm’s receivables from contracts with clients were $1.99 billion and contract assets were not material.

Goldman Sachs September 2018 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Payables to Customers and Counterparties

Payables to customers and counterparties primarily consist of customer credit balances related to the firm’s prime brokerage activities. Payables to customers and counterparties are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2018 and December 2017. Interest on payables to customers and counterparties is recognized over the life of the transaction and included in interest expense.

Offsetting Assets and Liabilities

To reduce credit exposures on derivatives and securities financing transactions, the firm may enter into master netting agreements or similar arrangements (collectively, netting agreements) with counterparties that permit it to offset receivables and payables with such counterparties. A netting agreement is a contract with a counterparty that permits net settlement of multiple transactions with that counterparty, including upon the exercise of termination rights by a non-defaulting party. Upon exercise of such termination rights, all transactions governed by the netting agreement are terminated and a net settlement amount is calculated. In addition, the firm receives and posts cash and securities collateral with respect to its derivatives and securities financing transactions, subject to the terms of the related credit support agreements or similar arrangements (collectively, credit support agreements). An enforceable credit support agreement grants the non-defaulting party exercising termination rights the right to liquidate the collateral and apply the proceeds to any amounts owed. In order to assess enforceability of the firm’s right of setoff under netting and credit support agreements, the firm evaluates various factors, including applicable bankruptcy laws, local statutes and regulatory provisions in the jurisdiction of the parties to the agreement.

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

11	Goldman Sachs September 2018 Form 10-Q

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

Net revenues for the three months ended September 2018 were lower by approximately $35 million, reflecting certain investment management fees, which were recognized during the three months ended June 2018 but would have been recognized during the current quarter under the firm’s previous revenue recognition policies. In addition, net revenues and non-compensation expenses were both higher by approximately $85 million for the three months ended September 2018 and approximately $215 million for the nine months ended September 2018, due to the changes in the presentation of certain costs from a net presentation within revenues to a gross basis.

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

Leases (ASC 842). In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. It also requires that for qualifying sale-leaseback transactions the seller recognize any gain or loss (based on the estimated fair value of the asset at the time of sale) when control of the asset is transferred instead of amortizing it over the lease period. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements.

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

Goldman Sachs September 2018 Form 10-Q	12

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

The ASU is effective for the firm in January 2020 under a modified retrospective approach. Early adoption is permitted beginning in January 2019. Adoption of the ASU will result in earlier recognition of credit losses and an increase in the recorded allowance for certain purchased loans with deterioration in credit quality since origination with a corresponding increase to their gross carrying value. The firm is currently in the process of identifying and developing the changes to the firm’s existing allowance models and processes that will be required under CECL. The impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment and the type of financial assets held by the firm on the date of adoption.

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the disclosure and classification of certain items within the statements of cash flows.

The firm adopted this ASU in January 2018 under a retrospective approach. The impact of adoption was an increase of $265 million to net cash used for operating activities, a decrease of $257 million to net cash used for investing activities and an increase of $8 million to net cash provided by financing activities for the nine months ended September 2017.

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

13	Goldman Sachs September 2018 Form 10-Q

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

Changes to the Disclosure Requirements for Fair Value Measurement (ASC 820). In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU, among other amendments, eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The firm early adopted this ASU in the third quarter of 2018 and disclosures were modified in accordance with the ASU. See Notes 6 through 8 for further information.

Goldman Sachs September 2018 Form 10-Q	14

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

The table below presents financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of September 2018
Money market instruments	$ 3,478	$ –
Government and agency obligations:
U.S.	79,656	13,107
Non-U.S.	45,201	23,769
Loans and securities backed by:
Commercial real estate	3,065	–
Residential real estate	14,290	6
Corporate debt instruments	33,096	11,210
State and municipal obligations	1,516	8
Other debt obligations	1,793	1
Equity securities	115,945	25,645
Commodities	3,331	–
Investments in funds at NAV	3,979	–
Subtotal	305,350	73,746
Derivatives	45,678	39,321
Total	$351,028	$113,067
As of December 2017
Money market instruments	$ 1,608	$ –
Government and agency obligations:
U.S.	76,418	17,911
Non-U.S.	33,956	23,311
Loans and securities backed by:
Commercial real estate	3,436	1
Residential real estate	11,993	–
Corporate debt instruments	33,683	7,153
State and municipal obligations	1,471	–
Other debt obligations	2,164	1
Equity securities	96,132	23,882
Commodities	3,194	40
Investments in funds at NAV	4,596	–
Subtotal	268,651	72,299
Derivatives	47,337	39,631
Total	$315,988	$111,930

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•

Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such amounts include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.06 billion as of September 2018 and $8.49 billion as of December 2017.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents market making revenues by major product type, as well as other principal transactions revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Interest rates	$ 13	$1,492	$ (2,304)	$ 5,481
Credit	292	471	1,158	1,397
Currencies	373	(960)	3,868	(3,700)
Equities	1,520	971	4,681	2,842
Commodities	83	138	628	425
Market making	2,281	2,112	8,031	6,445
Other principal transactions	1,245	1,554	4,151	4,002
Total	$3,526	$3,666	$12,182	$10,447

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

15	Goldman Sachs September 2018 Form 10-Q

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

The best evidence of fair value is a quoted price in an active market. If quoted prices in active markets are not available, fair value is determined by reference to prices for similar instruments, quoted prices or recent transactions in less active markets, or internally developed models that primarily use market-based or independently sourced inputs, including, but not limited to, interest rates, volatilities, equity or debt prices, foreign exchange rates, commodity prices, credit spreads and funding spreads (i.e., the spread or difference between the interest rate at which a borrower could finance a given financial instrument relative to a benchmark interest rate).

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

	As of
$ in millions	September 2018	June 2018	December 2017
Total level 1 financial assets	$186,882	$180,345	$155,086
Total level 2 financial assets	374,820	378,977	395,606
Total level 3 financial assets	21,096	20,516	19,201
Investments in funds at NAV	3,979	4,020	4,596
Counterparty and cash collateral netting	(54,196)	(56,699)	(56,366)
Total financial assets at fair value	$532,581	$527,159	$518,123
Total assets	$957,190	$968,610	$916,776
Total level 3 financial assets divided by:
Total assets	2.2%	2.1%	2.1%
Total financial assets at fair value	4.0%	3.9%	3.7%
Total level 1 financial liabilities	$ 60,784	$ 62,401	$ 63,589
Total level 2 financial liabilities	269,155	279,805	261,719
Total level 3 financial liabilities	22,998	21,193	19,620
Counterparty and cash collateral netting	(35,138)	(37,538)	(39,866)
Total financial liabilities at fair value	$317,799	$325,861	$305,062
Total level 3 financial liabilities divided by total financial liabilities at fair value	7.2%	6.5%	6.4%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

Goldman Sachs September 2018 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of
$ in millions	September 2018	June 2018	December 2017
Cash instruments	$16,665	$16,216	$15,395
Derivatives	4,421	4,293	3,802
Other financial assets	10	7	4
Total	$21,096	$20,516	$19,201

Level 3 financial assets as of September 2018 increased compared with June 2018 and December 2017, reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

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

17	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Other Cash Instruments. Other cash instruments consists of non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs September 2018 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The table below presents cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2018
Assets
Money market instruments	$ 1,164	$ 2,314	$ –	$ 3,478
Government and agency obligations:
U.S.	53,000	26,656	–	79,656
Non-U.S.	36,627	8,571	3	45,201
Loans and securities backed by:
Commercial real estate	–	2,108	957	3,065
Residential real estate	–	13,638	652	14,290
Corporate debt instruments	621	28,586	3,889	33,096
State and municipal obligations	–	1,483	33	1,516
Other debt obligations	–	1,433	360	1,793
Equity securities	95,409	9,765	10,771	115,945
Commodities	–	3,331	–	3,331
Subtotal	$186,821	$ 97,885	$16,665	$301,371
Investments in funds at NAV				3,979
Total cash instrument assets				$305,350
Liabilities
Government and agency obligations:
U.S.	$ (13,104)	$ (3)	$ –	$ (13,107)
Non-U.S.	(22,055)	(1,714)	–	(23,769)
Loans and securities backed by residential real estate	–	(6)	–	(6)
Corporate debt instruments	(1)	(11,164)	(45)	(11,210)
State and municipal obligations	–	(8)	–	(8)
Other debt obligations	–	(1)	–	(1)
Equity securities	(25,434)	(190)	(21)	(25,645)
Total cash instrument liabilities	$ (60,594)	$(13,086)	$ (66)	$ (73,746)
As of December 2017
Assets
Money market instruments	$ 398	$ 1,209	$ 1	$ 1,608
Government and agency obligations:
U.S.	50,796	25,622	–	76,418
Non-U.S.	27,070	6,882	4	33,956
Loans and securities backed by:
Commercial real estate	–	2,310	1,126	3,436
Residential real estate	–	11,325	668	11,993
Corporate debt instruments	752	29,661	3,270	33,683
State and municipal obligations	–	1,401	70	1,471
Other debt obligations	–	1,812	352	2,164
Equity securities	76,044	10,184	9,904	96,132
Commodities	–	3,194	–	3,194
Subtotal	$155,060	$ 93,600	$15,395	$264,055
Investments in funds at NAV				4,596
Total cash instrument assets				$268,651
Liabilities
Government and agency obligations:
U.S.	$ (17,845)	$ (66)	$ –	$ (17,911)
Non-U.S.	(21,820)	(1,491)	–	(23,311)
Loans and securities backed by commercial real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,099)	(52)	(7,153)
Other debt obligations	–	(1)	–	(1)
Equity securities	(23,866)	–	(16)	(23,882)
Commodities	–	(40)	–	(40)
Total cash instrument liabilities	$ (63,533)	$ (8,698)	$ (68)	$ (72,299)

In the table above:

•	Cash instrument assets and liabilities are included in financial instruments owned and financial instruments sold, but not yet purchased, respectively.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both September 2018 and December 2017, substantially all level 3 equity securities consisted of private equity securities.

•

Total cash instrument assets included collateralized loan obligations backed by corporate obligations of $503 million as of September 2018 and $912 million as of December 2017 in level 2, and $248 million as of September 2018 and $166 million as of December 2017 in level 3. Collateralized debt obligations (CDOs) included in cash instruments were not material as of both September 2018 and December 2017.

19	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of
$ in millions	September 2018		December 2017
Loans and securities backed by commercial real estate
Level 3 assets	$957		$1,126
Yield	5.0% to 22.0% (12.9%	)	4.6% to 22.0% (13.4%	)
Recovery rate	10.0% to 91.0% (49.6%	)	14.3% to 89.0% (43.8%	)
Duration (years)	0.3 to 6.3 (2.3)		0.8 to 6.4 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$652		$668
Yield	2.6% to 16.4% (10.7%	)	2.3% to 15.0% (8.3%	)
Cumulative loss rate	7.9% to 38.0% (18.9%	)	12.5% to 43.0% (21.8%	)
Duration (years)	1.4 to 14.2 (6.4)		0.7 to 14.0 (6.9)
Corporate debt instruments
Level 3 assets	$3,889		$3,270
Yield	2.6% to 25.9% (11.5%	)	3.6% to 24.5% (12.3%	)
Recovery rate	0.0% to 85.0% (56.7%	)	0.0% to 85.3% (62.8%	)
Duration (years)	0.2 to 6.3 (3.3)		0.5 to 7.6 (3.2)
Equity securities
Level 3 assets	$10,771		$9,904
Multiples	0.9x to 26.0x (8.8x	)	1.1x to 30.5x (8.9x	)
Discount rate/yield	6.5% to 25.0% (14.7%	)	3.0% to 20.3% (14.0%	)
Capitalization rate	4.3% to 13.2% (6.1%	)	4.3% to 12.0% (6.1%	)
Other cash instruments
Level 3 assets	$396		$427
Yield	4.3% to 9.4% (8.6%	)	4.0% to 11.7% (8.4%	)
Duration (years)	2.6 to 5.3 (4.0)		3.5 to 11.4 (5.1)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

•

The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple for private equity securities is appropriate for valuing a specific private equity security but may not be appropriate for valuing any other private equity security. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 cash instruments.

•

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of level 3 cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2018 and December 2017. Due to the distinctive nature of each level 3 cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

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

Goldman Sachs September 2018 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Total cash instrument assets
Beginning balance	$16,216	$16,196	$15,395	$18,035
Net realized gains/(losses)	122	109	350	349
Net unrealized gains/(losses)	481	332	585	1,146
Purchases	581	524	1,685	1,381
Sales	(249)	(736)	(1,871)	(1,775)
Settlements	(605)	(581)	(1,487)	(1,651)
Transfers into level 3	1,289	1,287	3,848	2,307
Transfers out of level 3	(1,170)	(666)	(1,840)	(3,327)
Ending balance	$16,665	$16,465	$16,665	$16,465
Total cash instrument liabilities
Beginning balance	$ (53)	$ (42)	$ (68)	$ (62)
Net realized gains/(losses)	–	(2)	4	(7)
Net unrealized gains/(losses)	(3)	5	2	(10)
Purchases	17	34	26	67
Sales	(30)	(34)	(44)	(35)
Settlements	1	–	17	–
Transfers into level 3	(17)	(28)	(9)	(17)
Transfers out of level 3	19	8	6	5
Ending balance	$ (66)	$ (59)	$ (66)	$ (59)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

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

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Loans and securities backed by commercial real estate
Beginning balance	$ 1,094	$ 1,400	$ 1,126	$ 1,645
Net realized gains/(losses)	16	8	58	37
Net unrealized gains/(losses)	4	29	(25)	168
Purchases	22	56	105	178
Sales	(49)	(84)	(125)	(165)
Settlements	(49)	(58)	(248)	(358)
Transfers into level 3	44	156	275	222
Transfers out of level 3	(125)	(63)	(209)	(283)
Ending balance	$ 957	$ 1,444	$ 957	$ 1,444
Loans and securities backed by residential real estate
Beginning balance	$ 789	$ 807	$ 668	$ 845
Net realized gains/(losses)	12	10	41	34
Net unrealized gains/(losses)	21	17	17	87
Purchases	22	34	84	142
Sales	(75)	(56)	(192)	(220)
Settlements	(61)	(44)	(130)	(95)
Transfers into level 3	17	30	237	20
Transfers out of level 3	(73)	(24)	(73)	(39)
Ending balance	$ 652	$ 774	$ 652	$ 774
Corporate debt instruments
Beginning balance	$ 3,391	$ 3,645	$ 3,270	$ 4,640
Net realized gains/(losses)	52	45	137	151
Net unrealized gains/(losses)	25	(7)	(10)	33
Purchases	278	178	693	568
Sales	(65)	(265)	(325)	(795)
Settlements	(281)	(259)	(648)	(653)
Transfers into level 3	830	567	1,201	1,023
Transfers out of level 3	(341)	(337)	(429)	(1,400)
Ending balance	$ 3,889	$ 3,567	$ 3,889	$ 3,567
Equity securities
Beginning balance	$10,561	$ 9,833	$ 9,904	$10,263
Net realized gains/(losses)	42	42	109	111
Net unrealized gains/(losses)	429	289	591	846
Purchases	226	219	729	401
Sales	(46)	(319)	(1,180)	(548)
Settlements	(205)	(161)	(392)	(399)
Transfers into level 3	393	530	2,133	1,030
Transfers out of level 3	(629)	(228)	(1,123)	(1,499)
Ending balance	$10,771	$10,205	$10,771	$10,205
Other cash instruments
Beginning balance	$ 381	$ 511	$ 427	$ 642
Net realized gains/(losses)	–	4	5	16
Net unrealized gains/(losses)	2	4	12	12
Purchases	33	37	74	92
Sales	(14)	(12)	(49)	(47)
Settlements	(9)	(59)	(69)	(146)
Transfers into level 3	5	4	2	12
Transfers out of level 3	(2)	(14)	(6)	(106)
Ending balance	$ 396	$ 475	$ 396	$ 475

21	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2018. The net realized and unrealized gains on level 3 cash instrument assets of $603 million (reflecting $122 million of net realized gains and $481 million of net unrealized gains) for the three months ended September 2018 included gains/(losses) of $(3) million reported in market making, $466 million reported in other principal transactions and $140 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for the three months ended September 2018 primarily reflected gains on private equity securities, principally driven by strong corporate performance.

Transfers into level 3 during the three months ended September 2018 primarily reflected transfers of certain corporate debt instruments and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain other corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Nine Months Ended September 2018. The net realized and unrealized gains on level 3 cash instrument assets of $935 million (reflecting $350 million of net realized gains and $585 million of net unrealized gains) for the nine months ended September 2018 included gains/(losses) of $(48) million reported in market making, $621 million reported in other principal transactions and $362 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for the nine months ended September 2018 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the nine months ended September 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the nine months ended September 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain other corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Three Months Ended September 2017. The net realized and unrealized gains on level 3 cash instrument assets of $441 million (reflecting $109 million of net realized gains and $332 million of net unrealized gains) for the three months ended September 2017 included gains/(losses) of $(44) million reported in market making, $360 million reported in other principal transactions and $125 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for the three months ended September 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the three months ended September 2017 primarily reflected transfers of certain corporate debt instruments and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended September 2017 primarily reflected transfers of certain corporate debt instruments and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Nine Months Ended September 2017. The net realized and unrealized gains on level 3 cash instrument assets of $1.50 billion (reflecting $349 million of net realized gains and $1.15 billion of net unrealized gains) for the nine months ended September 2017 included gains/(losses) of $(77) million reported in market making, $1.21 billion reported in other principal transactions and $365 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for the nine months ended September 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during the nine months ended September 2017 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Goldman Sachs September 2018 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Transfers out of level 3 during the nine months ended September 2017 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Available-for-Sale Securities

The table below presents information about cash instruments that are accounted for as available-for-sale.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2018
Less than 5 years	$ 5,980	$ 5,801	2.10%
Greater than 5 years	6,261	6,010	2.44%
Total U.S. government obligations	12,241	11,811	2.28%
Total available-for-sale securities	$12,241	$11,811	2.28%
As of December 2017
Less than 5 years	$ 3,834	$ 3,800	1.95%
Greater than 5 years	5,207	5,222	2.41%
Total U.S. government obligations	9,041	9,022	2.22%
Less than 5 years	19	19	0.43%
Greater than 5 years	233	235	4.62%
Total other available-for-sale securities	252	254	4.30%
Total available-for-sale securities	$ 9,293	$ 9,276	2.27%

In the table above:

•	U.S. government obligations were classified in level 1 of the fair value hierarchy as of both September 2018 and December 2017.

•

Other available-for-sale securities included corporate debt securities, other debt obligations, securities backed by commercial real estate and money market instruments, substantially all of which were classified in level 2 of the fair value hierarchy as of December 2017.

•

The gross unrealized losses included in accumulated other comprehensive loss were $430 million as of September 2018 and primarily related to U.S. government obligations in a continuous unrealized loss position for less than a year. Such losses were not material as of December 2017.

•

Available-for-sale securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during either the nine months ended September 2018 or the year ended December 2017.

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

Private equity funds primarily invest in a broad range of industries worldwide, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. Private equity, credit and real estate funds are closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed, the timing of which is uncertain.

The firm also invests in hedge funds, primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies. The firm’s investments in hedge funds primarily include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be received until the underlying assets are liquidated or distributed, the timing of which is uncertain.

23	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Many of the funds described above are “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, such covered funds.

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2018
Private equity funds	$2,754	$ 794
Credit funds	470	828
Hedge funds	171	–
Real estate funds	584	201
Total	$3,979	$1,823
As of December 2017
Private equity funds	$3,478	$ 614
Credit funds	266	985
Hedge funds	223	–
Real estate funds	629	201
Total	$4,596	$1,800

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

Goldman Sachs September 2018 Form 10-Q	24

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

	As of September 2018		As of December 2017
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,108	$ 1,346	$ 554	$ 644
OTC-cleared	1,974	1,515	5,392	2,773
Bilateral OTC	223,385	203,511	274,986	249,750
Total interest rates	226,467	206,372	280,932	253,167
OTC-cleared	5,993	5,510	5,727	5,670
Bilateral OTC	14,956	14,012	16,966	15,600
Total credit	20,949	19,522	22,693	21,270
Exchange-traded	21	31	23	363
OTC-cleared	1,489	1,262	988	847
Bilateral OTC	91,274	86,566	94,481	95,127
Total currencies	92,784	87,859	95,492	96,337
Exchange-traded	5,001	4,660	4,135	3,854
OTC-cleared	260	265	197	197
Bilateral OTC	13,953	15,751	9,748	12,097
Total commodities	19,214	20,676	14,080	16,148
Exchange-traded	11,938	11,373	10,552	10,335
Bilateral OTC	43,546	46,570	40,735	45,253
Total equities	55,484	57,943	51,287	55,588
Subtotal	414,898	392,372	464,484	442,510
Accounted for as hedges
OTC-cleared	2	–	21	–
Bilateral OTC	2,742	13	2,309	3
Total interest rates	2,744	13	2,330	3
OTC-cleared	108	14	15	30
Bilateral OTC	84	20	34	114
Total currencies	192	34	49	144
Subtotal	2,936	47	2,379	147
Total gross fair value	$ 417,834	$ 392,419	$ 466,863	$ 442,657
Offset in consolidated statements of financial condition
Exchange-traded	$ (14,237)	$ (14,237)	$ (12,963)	$ (12,963)
OTC-cleared	(8,400)	(8,400)	(9,267)	(9,267)
Bilateral OTC	(296,350)	(296,350)	(341,824)	(341,824)
Counterparty netting	(318,987)	(318,987)	(364,054)	(364,054)
OTC-cleared	(1,105)	–	(2,423)	(180)
Bilateral OTC	(52,064)	(34,111)	(53,049)	(38,792)
Cash collateral netting	(53,169)	(34,111)	(55,472)	(38,972)
Total amounts offset	$(372,156)	$(353,098)	$(419,526)	$(403,026)
Included in consolidated statements of financial condition
Exchange-traded	$ 3,831	$ 3,173	$ 2,301	$ 2,233
OTC-cleared	321	166	650	70
Bilateral OTC	41,526	35,982	44,386	37,328
Total	$ 45,678	$ 39,321	$ 47,337	$ 39,631
Not offset in consolidated statements of financial condition
Cash collateral	$ (575)	$ (1,600)	$ (602)	$ (2,375)
Securities collateral	(12,448)	(8,029)	(13,947)	(8,722)
Total	$ 32,655	$ 29,692	$ 32,788	$ 28,534

	Notional Amounts as of
$ in millions	September 2018	December 2017
Not accounted for as hedges
Exchange-traded	$11,716,983	$10,212,510
OTC-cleared	16,940,763	14,739,556
Bilateral OTC	17,127,815	12,862,328
Total interest rates	45,785,561	37,814,394
OTC-cleared	405,303	386,163
Bilateral OTC	770,732	868,226
Total credit	1,176,035	1,254,389
Exchange-traded	6,328	10,450
OTC-cleared	113,192	98,549
Bilateral OTC	6,802,229	7,331,516
Total currencies	6,921,749	7,440,515
Exchange-traded	312,798	239,749
OTC-cleared	1,145	3,925
Bilateral OTC	262,073	250,547
Total commodities	576,016	494,221
Exchange-traded	702,478	655,485
Bilateral OTC	1,235,952	1,127,812
Total equities	1,938,430	1,783,297
Subtotal	56,397,791	48,786,816
Accounted for as hedges
OTC-cleared	84,380	52,785
Bilateral OTC	12,033	15,188
Total interest rates	96,413	67,973
OTC-cleared	2,837	2,210
Bilateral OTC	7,199	8,347
Total currencies	10,036	10,557
Subtotal	106,449	78,530
Total notional amounts	$56,504,240	$48,865,346

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets of $10.91 billion as of September 2018 and $11.24 billion as of December 2017, and derivative liabilities of $11.68 billion as of September 2018 and $13.00 billion as of December 2017, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

25	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•

During the second quarter of 2018, consistent with the rules of a clearing organization, the firm elected to consider its transactions with that clearing organization as settled each day. As of December 2017, the impact of this change would have been a reduction in gross interest rate derivative assets of $3.6 billion and gross interest rate derivative liabilities of $1.9 billion, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated statements of financial condition.

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

Goldman Sachs September 2018 Form 10-Q	26

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

27	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The table below presents the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting, included in the consolidated statements of financial condition.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2018
Assets
Interest rates	$ 32	$ 228,754	$ 425	$ 229,211
Credit	–	17,472	3,477	20,949
Currencies	–	92,600	376	92,976
Commodities	–	18,834	380	19,214
Equities	30	54,795	659	55,484
Gross fair value	62	412,455	5,317	417,834
Counterparty netting in levels	(1)	(317,063)	(896)	(317,960)
Subtotal	$ 61	$ 95,392	$ 4,421	$ 99,874
Cross-level counterparty netting				(1,027)
Cash collateral netting				(53,169)
Net fair value				$ 45,678
Liabilities
Interest rates	$ (1)	$(205,667)	$ (717)	$(206,385)
Credit	–	(17,795)	(1,727)	(19,522)
Currencies	–	(87,716)	(177)	(87,893)
Commodities	–	(20,431)	(245)	(20,676)
Equities	(190)	(56,012)	(1,741)	(57,943)
Gross fair value	(191)	(387,621)	(4,607)	(392,419)
Counterparty netting in levels	1	317,063	896	317,960
Subtotal	$(190)	$ (70,558)	$(3,711)	$ (74,459)
Cross-level counterparty netting				1,027
Cash collateral netting				34,111
Net fair value				$ (39,321)
As of December 2017
Assets
Interest rates	$ 18	$ 282,933	$ 311	$ 283,262
Credit	–	19,053	3,640	22,693
Currencies	–	95,401	140	95,541
Commodities	–	13,727	353	14,080
Equities	8	50,870	409	51,287
Gross fair value	26	461,984	4,853	466,863
Counterparty netting in levels	–	(362,109)	(1,051)	(363,160)
Subtotal	$ 26	$ 99,875	$ 3,802	$ 103,703
Cross-level counterparty netting				(894)
Cash collateral netting				(55,472)
Net fair value				$ 47,337
Liabilities
Interest rates	$ (28)	$ (252,421)	$ (721)	$ (253,170)
Credit	–	(19,135)	(2,135)	(21,270)
Currencies	–	(96,160)	(321)	(96,481)
Commodities	–	(15,842)	(306)	(16,148)
Equities	(28)	(53,902)	(1,658)	(55,588)
Gross fair value	(56)	(437,460)	(5,141)	(442,657)
Counterparty netting in levels	–	362,109	1,051	363,160
Subtotal	$ (56)	$ (75,351)	$ (4,090)	$ (79,497)
Cross-level counterparty netting				894
Cash collateral netting				38,972
Net fair value				$ (39,631)

In the table above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

Significant Unobservable Inputs

The table below presents the amount of level 3 assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of
$ in millions	September 2018	December 2017
Interest rates, net	$(292)	$(410)
Correlation	(10)% to 96% (79%/85%)	(10)% to 95% (71%/79%)
Volatility (bps)	31 to 150 (83/77)	31 to 150 (84/78)
Credit, net	$1,750	$1,505
Correlation	N/A	28% to 84% (61%/60%)
Credit spreads (bps)	1 to 612 (83/41)	1 to 633 (69/42)
Upfront credit points	2 to 97 (40/36)	0 to 97 (42/38)
Recovery rates	25% to 70% (43%/40%)	22% to 73% (68%/73%)
Currencies, net	$199	$(181)
Correlation	10% to 70% (41%/47%)	49% to 72% (61%/62%)
Commodities, net	$135	$47
Volatility	10% to 69% (25%/26%)	9% to 79% (24%/24%)
Natural gas spread	$(1.77) to $3.81 ($(0.27)/$(0.33))	$(2.38) to $3.34 ($(0.22)/$(0.12))
Oil spread	$2.77 to $14.58 ($6.39/$5.22)	$(2.86) to $23.61 ($6.47/$2.35)
Equities, net	$(1,082)	$(1,249)
Correlation	(68)% to 97% (43%/45%)	(36)% to 94% (50%/52%)
Volatility	3% to 85% (19%/17%)	4% to 72% (24%/22%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs September 2018 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•

The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 derivatives.

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

•	Correlation was not significant to the valuation of level 3 credit derivatives as of September 2018.

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs

The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements, as of both September 2018 and December 2017, to changes in significant unobservable inputs, in isolation:

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

29	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for all level 3 derivatives.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Total level 3 derivatives
Beginning balance	$ 736	$ 960	$(288)	$(1,217)
Net realized gains/(losses)	57	(24)	102	(82)
Net unrealized gains/(losses)	(108)	12	394	(144)
Purchases	145	48	325	146
Sales	(138)	(786)	(366)	(935)
Settlements	(71)	(299)	368	2,163
Transfers into level 3	(119)	(34)	82	(6)
Transfers out of level 3	208	6	93	(42)
Ending balance	$ 710	$(117)	$ 710	$ (117)

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Interest rates, net
Beginning balance	$ (166)	$ (319)	$ (410)	$ (381)
Net realized gains/(losses)	(25)	(34)	(40)	(77)
Net unrealized gains/(losses)	(110)	38	(54)	68
Purchases	–	1	7	5
Sales	(2)	(4)	(8)	(12)
Settlements	32	5	178	78
Transfers into level 3	(18)	–	31	(11)
Transfers out of level 3	(3)	(14)	4	3
Ending balance	$ (292)	$ (327)	$ (292)	$ (327)
Credit, net
Beginning balance	$ 1,779	$ 1,999	$ 1,505	$ 2,504
Net realized gains/(losses)	42	23	45	52
Net unrealized gains/(losses)	(164)	54	(95)	(149)
Purchases	45	15	60	30
Sales	(9)	(27)	(41)	(40)
Settlements	52	(356)	202	(607)
Transfers into level 3	(3)	8	25	45
Transfers out of level 3	8	45	49	(74)
Ending balance	$ 1,750	$ 1,761	$ 1,750	$ 1,761
Currencies, net
Beginning balance	$ 218	$ 25	$ (181)	$ 3
Net realized gains/(losses)	(19)	(9)	(37)	(30)
Net unrealized gains/(losses)	104	(52)	181	(87)
Purchases	7	1	22	3
Sales	(26)	–	(30)	–
Settlements	(59)	26	216	88
Transfers into level 3	3	3	28	11
Transfers out of level 3	(29)	(30)	–	(24)
Ending balance	$ 199	$ (36)	$ 199	$ (36)
Commodities, net
Beginning balance	$ 148	$ 118	$ 47	$ 73
Net realized gains/(losses)	5	(4)	69	23
Net unrealized gains/(losses)	23	80	119	135
Purchases	25	3	37	19
Sales	(19)	(58)	(55)	(120)
Settlements	(8)	(1)	(132)	(42)
Transfers into level 3	(39)	(47)	44	(40)
Transfers out of level 3	–	(25)	6	18
Ending balance	$ 135	$ 66	$ 135	$ 66
Equities, net
Beginning balance	$(1,243)	$ (863)	$(1,249)	$(3,416)
Net realized gains/(losses)	54	–	65	(50)
Net unrealized gains/(losses)	39	(108)	243	(111)
Purchases	68	28	199	89
Sales	(82)	(697)	(232)	(763)
Settlements	(88)	27	(96)	2,646
Transfers into level 3	(62)	2	(46)	(11)
Transfers out of level 3	232	30	34	35
Ending balance	$(1,082)	$(1,581)	$(1,082)	$(1,581)

Goldman Sachs September 2018 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended September 2018. The net realized and unrealized losses on level 3 derivatives of $51 million (reflecting $57 million of net realized gains and $108 million of net unrealized losses) for the three months ended September 2018 included gains/(losses) of $27 million reported in market making and $(78) million reported in other principal transactions.

The net unrealized losses on level 3 derivatives for the three months ended September 2018 were primarily attributable to losses on certain credit derivatives, primarily reflecting the impact of tighter credit spreads, and losses on certain interest rate derivatives, primarily reflecting the impact of an increase in interest rates, partially offset by gains on certain currency derivatives, primarily reflecting the impact of changes in foreign exchange rates.

Transfers into level 3 derivatives during the three months ended September 2018 primarily reflected transfers of certain equity derivative liabilities from level 2, primarily due to reduced transparency of volatility inputs used to value these derivatives and transfers of certain commodity derivative liabilities from level 2, primarily due to reduced transparency of natural gas spread inputs used to value these derivatives.

Transfers out of level 3 derivatives during the three months ended September 2018 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

Nine Months Ended September 2018. The net realized and unrealized gains on level 3 derivatives of $496 million (reflecting $102 million of net realized gains and $394 million of net unrealized gains) for the nine months ended September 2018 included gains of $446 million reported in market making and $50 million reported in other principal transactions.

The net unrealized gains on level 3 derivatives for the nine months ended September 2018 were primarily attributable to gains on certain equity derivatives, reflecting the impact of a decrease in certain equity prices, gains on certain currency derivatives, primarily reflecting the impact of changes in foreign exchange rates, and gains on certain commodity derivatives, reflecting the impact of an increase in commodity prices, partially offset by losses on certain credit derivatives, primarily reflecting the impact of an increase in interest rates.

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the nine months ended September 2018 were not material.

Three Months Ended September 2017. The net realized and unrealized losses on level 3 derivatives of $12 million (reflecting $24 million of net realized losses and $12 million of net unrealized gains) for the three months ended September 2017 included gains/(losses) of $63 million reported in market making and $(75) million reported in other principal transactions.

The drivers of the net unrealized gains on level 3 derivatives for the three months ended September 2017 were not material.

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the three months ended September 2017 were not material.

Nine Months Ended September 2017. The net realized and unrealized losses on level 3 derivatives of $226 million (reflecting $82 million of net realized losses and $144 million of net unrealized losses) for the nine months ended September 2017 included gains/(losses) of $28 million reported in market making and $(254) million reported in other principal transactions.

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

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the nine months ended September 2017 were not material.

31	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2018
Assets
Interest rates	$ 4,161	$12,203	$47,612	$ 63,976
Credit	775	3,833	3,569	8,177
Currencies	13,173	6,248	6,355	25,776
Commodities	4,316	3,797	129	8,242
Equities	4,460	6,826	1,843	13,129
Counterparty netting in tenors	(2,564)	(4,190)	(2,457)	(9,211)
Subtotal	$24,321	$28,717	$57,051	$110,089
Cross-tenor counterparty netting				(15,073)
Cash collateral netting				(53,169)
Total				$ 41,847
Liabilities
Interest rates	$ 3,897	$ 8,750	$28,264	$ 40,911
Credit	1,168	3,914	1,668	6,750
Currencies	11,089	5,726	3,868	20,683
Commodities	4,153	3,027	2,865	10,045
Equities	6,475	6,912	2,767	16,154
Counterparty netting in tenors	(2,564)	(4,190)	(2,457)	(9,211)
Subtotal	$24,218	$24,139	$36,975	$ 85,332
Cross-tenor counterparty netting				(15,073)
Cash collateral netting				(34,111)
Total				$ 36,148
As of December 2017
Assets
Interest rates	$ 3,717	$15,445	$57,200	$ 76,362
Credit	760	4,079	3,338	8,177
Currencies	12,184	6,219	7,245	25,648
Commodities	3,175	2,526	181	5,882
Equities	4,969	5,607	1,387	11,963
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$21,086	$29,282	$66,544	$116,912
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(55,472)
Total				$ 45,036
Liabilities
Interest rates	$ 4,517	$ 8,471	$33,193	$ 46,181
Credit	2,078	3,588	1,088	6,754
Currencies	14,326	7,119	4,802	26,247
Commodities	3,599	2,167	2,465	8,231
Equities	6,453	6,647	3,381	16,481
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$27,254	$23,398	$42,122	$ 92,774
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(38,972)
Total				$ 37,398

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs September 2018 Form 10-Q	32

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

As of September 2018, written credit derivatives had a total gross notional amount of $573.41 billion and purchased credit derivatives had a total gross notional amount of $602.65 billion, for total net notional purchased protection of $29.24 billion. As of December 2017, written credit derivatives had a total gross notional amount of $611.04 billion and purchased credit derivatives had a total gross notional amount of $643.37 billion, for total net notional purchased protection of $32.33 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$136,481	$ 8,178	$ 630	$ 3,213	$148,502
1 – 5 years	300,104	15,624	9,279	5,731	330,738
Greater than 5 years	79,858	11,322	2,648	337	94,165
Total	$516,443	$35,124	$12,557	$ 9,281	$573,405
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$448,097	$25,275	$10,406	$ 7,210	$490,988
Other	100,073	7,661	1,585	2,344	111,663
Fair Value of Written Credit Derivatives
Asset	$ 11,911	$ 716	$ 170	$ 98	$ 12,895
Liability	1,485	1,412	706	2,615	6,218
Net asset/(liability)	$ 10,426	$ (696)	$ (536)	$ (2,517)	$ 6,677
As of December 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$182,446	$ 8,531	$ 705	$ 4,067	$195,749
1 – 5 years	335,872	10,201	8,747	7,553	362,373
Greater than 5 years	49,440	2,142	817	519	52,918
Total	$567,758	$20,874	$10,269	$12,139	$611,040
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$492,325	$13,424	$ 9,395	$10,663	$525,807
Other	99,861	14,483	1,777	1,442	117,563
Fair Value of Written Credit Derivatives
Asset	$ 14,317	$ 513	$ 208	$ 155	$ 15,193
Liability	896	402	752	3,920	5,970
Net asset/(liability)	$ 13,421	$ 111	$ (544)	$ (3,765)	$ 9,223

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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

33	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Impact of Credit Spreads on Derivatives

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants.

The net gains/(losses), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(88) million for the three months ended September 2018, $32 million for the three months ended September 2017, $123 million for the nine months ended September 2018 and $51 million for the nine months ended September 2017.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
$ in millions	September 2018	December 2017
Fair value of assets	$ 937	$ 882
Fair value of liabilities	1,320	1,200
Net liability	$ 383	$ 318
Notional amount	$9,181	$9,578

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

	As of
$ in millions	September 2018	December 2017
Net derivative liabilities under bilateral agreements	$27,110	$29,877
Collateral posted	$22,521	$25,329
Additional collateral or termination payments:
One-notch downgrade	$ 320	$ 358
Two-notch downgrade	$ 1,049	$ 1,856

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

Goldman Sachs September 2018 Form 10-Q	34

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

The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged borrowings and deposits, and total interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Interest rate hedges	$(1,554)	$ (518)	$ (3,449)	$(1,944)
Hedged borrowings and deposits	$ 1,382	$ 379	$ 3,004	$ 1,433
Interest expense	$ 4,205	$2,681	$11,435	$ 7,343

In the table above:

•	The difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.

•	Hedge ineffectiveness was $(139) million for the three months ended September 2017 and $(511) million for the nine months ended September 2017.

The table below presents the carrying value of the hedged items that are currently designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

	As of September 2018
$ in millions	Carrying Value	Cumulative Hedging Adjustment
Deposits	$11,771	$ (344)
Unsecured short-term borrowings	$ 2,042	$ 7
Unsecured long-term borrowings	$69,203	$1,247

In the table above, cumulative hedging adjustment included $1.76 billion of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.

In addition, as of September 2018, cumulative hedging adjustments for items no longer designated in a hedging relationship were $1.61 billion and substantially all were related to unsecured long-term borrowings.

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Hedges:
Foreign currency forward contract	$118	$(192)	$538	$(770)
Foreign currency-denominated debt	$ 48	$ (2)	$ 21	$ (70)

Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income were not material for both the three months ended September 2018 and September 2017 and were not material for the nine months ended September 2018. The net gain on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income for the nine months ended September 2017 was $39 million (reflecting a gain of $223 million related to the hedges and a loss of $184 million on the related net investments in non-U.S. operations). The gain/(loss) related to ineffectiveness was not material for both the three and nine months ended September 2017.

The firm had designated $1.95 billion as of September 2018 and $1.81 billion as of December 2017 of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

35	Goldman Sachs September 2018 Form 10-Q

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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2018
Assets
Securities purchased under agreements to resell	$ –	$ 143,370	$ –	$ 143,370
Securities borrowed	–	33,450	–	33,450
Receivables from customers and counterparties	–	4,723	10	4,733
Total	$ –	$ 181,543	$ 10	$ 181,553
Liabilities
Deposits	$ –	$ (19,116)	$ (3,194)	$ (22,310)
Securities sold under agreements to repurchase	–	(85,887)	(33)	(85,920)
Securities loaned	–	(3,522)	–	(3,522)
Other secured financings	–	(25,836)	(321)	(26,157)
Unsecured borrowings:
Short-term	–	(15,539)	(5,472)	(21,011)
Long-term	–	(35,610)	(10,139)	(45,749)
Other liabilities	–	(1)	(62)	(63)
Total	$ –	$(185,511)	$(19,221)	$(204,732)
As of December 2017
Assets
Securities purchased under agreements to resell	$ –	$ 120,420	$ –	$ 120,420
Securities borrowed	–	78,189	–	78,189
Receivables from customers and counterparties	–	3,522	4	3,526
Total	$ –	$ 202,131	$ 4	$ 202,135
Liabilities
Deposits	$ –	$ (19,934)	$ (2,968)	$ (22,902)
Securities sold under agreements to repurchase	–	(84,681)	(37)	(84,718)
Securities loaned	–	(5,357)	–	(5,357)
Other secured financings	–	(23,956)	(389)	(24,345)
Unsecured borrowings:
Short-term	–	(12,310)	(4,594)	(16,904)
Long-term	–	(31,204)	(7,434)	(38,638)
Other liabilities	–	(228)	(40)	(268)
Total	$ –	$ (177,670)	$ (15,462)	$ (193,132)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.

Goldman Sachs September 2018 Form 10-Q	36

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both September 2018 and December 2017, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both September 2018 and December 2017, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

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

As of September 2018:

•	Yield: 0.5% to 13.6% (weighted average: 1.6%)

•	Duration: 1.1 to 10.3 years (weighted average: 2.6 years)

As of December 2017:

•	Yield: 0.6% to 13.0% (weighted average: 3.3%)

•	Duration: 0.7 to 11.0 years (weighted average: 2.7 years)

Generally, increases in yield or duration, in isolation, would have resulted in a lower fair value measurement as of both September 2018 and December 2017. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 10 for further information about collateralized agreements and financings.

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

37	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Receivables from Customers and Counterparties. Receivables from customers and counterparties at fair value primarily consist of transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both September 2018 and December 2017, the firm’s level 3 receivables from customers and counterparties were not material.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Total other financial assets
Beginning balance	$ 7	$ 1	$ 4	$ 55
Net realized gains/(losses)	–	–	2	–
Net unrealized gains/(losses)	4	–	6	(3)
Purchases	–	–	–	1
Settlements	(1)	–	(2)	(52)
Ending balance	$ 10	$ 1	$ 10	$ 1
Total other financial liabilities
Beginning balance	$(17,583)	$(15,863)	$(15,462)	$(14,979)
Net realized gains/(losses)	(47)	(79)	(161)	(212)
Net unrealized gains/(losses)	(165)	(249)	619	(821)
Purchases	–	–	–	(3)
Sales	–	–	3	–
Issuances	(4,359)	(2,352)	(11,545)	(6,479)
Settlements	2,927	1,873	6,583	5,111
Transfers into level 3	(402)	(119)	(517)	(631)
Transfers out of level 3	408	2,036	1,259	3,261
Ending balance	$(19,221)	$(14,753)	$(19,221)	$(14,753)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

Goldman Sachs September 2018 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by the consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Deposits
Beginning balance	$ (3,271)	$(3,579)	$ (2,968)	$(3,173)
Net realized gains/(losses)	(18)	(1)	(24)	(5)
Net unrealized gains/(losses)	6	(57)	94	(160)
Issuances	(185)	(169)	(630)	(513)
Settlements	242	189	293	225
Transfers into level 3	–	–	(16)	–
Transfers out of level 3	32	825	57	834
Ending balance	$ (3,194)	$(2,792)	$ (3,194)	$(2,792)
Securities sold under agreements to repurchase
Beginning balance	$ (33)	$ (61)	$ (37)	$ (66)
Net unrealized gains/(losses)	–	–	–	(1)
Settlements	–	17	4	23
Ending balance	$ (33)	$ (44)	$ (33)	$ (44)
Other secured financings
Beginning balance	$ (270)	$ (718)	$ (389)	$ (557)
Net realized gains/(losses)	3	1	6	10
Net unrealized gains/(losses)	(4)	(4)	(8)	(26)
Purchases	–	–	–	(3)
Issuances	(3)	(4)	(8)	(21)
Settlements	8	44	95	134
Transfers into level 3	(80)	(2)	(86)	(221)
Transfers out of level 3	25	230	69	231
Ending balance	$ (321)	$ (453)	$ (321)	$ (453)
Unsecured short-term borrowings
Beginning balance	$ (5,120)	$(3,735)	$ (4,594)	$(3,896)
Net realized gains/(losses)	(25)	(77)	(133)	(188)
Net unrealized gains/(losses)	(7)	(86)	186	(206)
Issuances	(2,066)	(1,229)	(5,596)	(3,535)
Settlements	1,765	1,027	4,288	2,756
Transfers into level 3	(208)	(30)	(277)	(113)
Transfers out of level 3	189	255	654	1,307
Ending balance	$ (5,472)	$(3,875)	$ (5,472)	$(3,875)
Unsecured long-term borrowings
Beginning balance	$ (8,821)	$(7,706)	$ (7,434)	$(7,225)
Net realized gains/(losses)	(13)	(7)	(27)	(43)
Net unrealized gains/(losses)	(166)	(113)	369	(437)
Sales	–	–	3	–
Issuances	(2,099)	(945)	(5,294)	(2,396)
Settlements	912	596	1,903	1,973
Transfers into level 3	(114)	(87)	(138)	(297)
Transfers out of level 3	162	726	479	889
Ending balance	$(10,139)	$(7,536)	$(10,139)	$(7,536)
Other liabilities
Beginning balance	$ (68)	$ (64)	$ (40)	$ (62)
Net realized gains/(losses)	6	5	17	14
Net unrealized gains/(losses)	6	11	(22)	9
Issuances	(6)	(5)	(17)	(14)
Ending balance	$ (62)	$ (53)	$ (62)	$ (53)

Level 3 Rollforward Commentary

Three Months Ended September 2018. The net realized and unrealized losses on level 3 other financial liabilities of $212 million (reflecting $47 million of net realized losses and $165 million of net unrealized losses) for the three months ended September 2018 included gains/(losses) of $(79) million reported in market making, $1 million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and losses of $(133) million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended September 2018 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of tighter credit spreads and an increase in global equity prices.

Transfers into level 3 other financial liabilities during the three months ended September 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings from level 2, principally due to reduced transparency of certain volatility inputs used to value these instruments.

Transfers out of level 3 other financial liabilities during the three months ended September 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings to level 2, principally due to increased transparency of certain volatility inputs used to value these instruments.

39	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 2018. The net realized and unrealized gains on level 3 other financial liabilities of $458 million (reflecting $161 million of net realized losses and $619 million of net unrealized gains) for the nine months ended September 2018 included gains/(losses) of $405 million reported in market making, $3 million reported in other principal transactions and $(2) million reported in interest expense in the consolidated statements of earnings, and gains of $52 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the nine months ended September 2018 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to changes in foreign exchange rates, a decrease in certain equity prices and the impact of wider credit spreads, and gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to changes in foreign exchange rates and a decrease in certain equity prices.

Transfers into level 3 other financial liabilities during the nine months ended September 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings from level 2, principally due to reduced transparency of certain volatility inputs used to value these instruments.

Transfers out of level 3 other financial liabilities during the nine months ended September 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.

Three Months Ended September 2017. The net realized and unrealized losses on level 3 other financial liabilities of $328 million (reflecting $79 million of net realized losses and $249 million of net unrealized losses) for the three months ended September 2017 included losses of $305 million reported in market making, $1 million reported in other principal transactions and $2 million reported in interest expense in the consolidated statements of earnings, and losses of $20 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended September 2017 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices.

Transfers into level 3 other financial liabilities during the three months ended September 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to certain unobservable volatility inputs being significant to the valuation of these instruments.

Transfers out of level 3 other financial liabilities during the three months ended September 2017 primarily reflected transfers of certain hybrid financial instruments included in deposits to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments and transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments.

Goldman Sachs September 2018 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 2017. The net realized and unrealized losses on level 3 other financial liabilities of $1.03 billion (reflecting $212 million of net realized losses and $821 million of net unrealized losses) for the nine months ended September 2017 included losses of $893 million reported in market making, $23 million reported in other principal transactions and $11 million reported in interest expense in the consolidated statements of earnings, and losses of $106 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

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

Transfers into level 3 other financial liabilities during the nine months ended September 2017 reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings from level 2, principally due to reduced transparency of certain inputs used to value these instruments and transfers of certain other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments.

Transfers out of level 3 other financial liabilities during the nine months ended September 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments and transfers of certain hybrid financial instruments included in deposits to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments.

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized in earnings as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Unsecured short-term borrowings	$(256)	$ (819)	$ (271)	$(2,036)
Unsecured long-term borrowings	126	(448)	1,248	(1,121)
Other liabilities	12	16	(5)	204
Other	(147)	(166)	(107)	(445)
Total	$(265)	$(1,417)	$ 865	$(3,398)

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•

Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three and nine months ended September 2018 and September 2017. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other liabilities for the nine months ended September 2017 includes gains/(losses) on certain subordinated liabilities of consolidated VIEs.

•	Other primarily consists of gains/(losses) on receivables from customers and counterparties, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for under the fair value option described above, market making and other principal transactions primarily represent gains and losses on financial instruments owned and financial instruments sold, but not yet purchased.

41	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of
$ in millions	September 2018	December 2017
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$1,911	$ 952
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$4,216	$5,266
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$1,526	$2,104

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $53 million as of September 2018 and $31 million as of December 2017, and the related total contractual amount of these lending commitments was $12.09 billion as of September 2018 and $9.94 billion as of December 2017. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both September 2018 and December 2017. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.48 billion as of September 2018 and $1.69 billion as of December 2017. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $55 million for the three months ended September 2018, $75 million for the three months ended September 2017, $247 million for the nine months ended September 2018 and $249 million for the nine months ended September 2017. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents information about the net DVA gains/(losses) on such financial liabilities.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
DVA (pre-tax)	$(1,043)	$(161)	$483	$(804)
DVA (net of tax)	$ (787)	$(104)	$361	$(518)

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•

The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for both the three and nine months ended September 2018 and September 2017.

Goldman Sachs September 2018 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans receivable.

	As of
$ in millions	September 2018	December 2017
Corporate loans	$35,980	$30,749
Loans to PWM clients	16,763	16,591
Loans backed by commercial real estate	10,343	7,987
Loans backed by residential real estate	6,576	6,234
Marcus loans	3,959	1,912
Other loans	3,364	3,263
Total loans receivable, gross	76,985	66,736
Allowance for loan losses	(974)	(803)
Total loans receivable	$76,011	$65,933

The fair value of loans receivable was $76.47 billion as of September 2018 and $66.29 billion as of December 2017. Had these loans been carried at fair value and included in the fair value hierarchy, $42.80 billion as of September 2018 and $38.75 billion as of December 2017 would have been classified in level 2, and $33.67 billion as of September 2018 and $27.54 billion as of December 2017 would have been classified in level 3.

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

•	Marcus Loans. Marcus loans represents unsecured consumer loans.

•	Other Loans. Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans.

Lending Commitments

The table below presents information about lending commitments that are held for investment and accounted for on an accrual basis.

	As of
$ in millions	September 2018	December 2017
Corporate	$119,256	$118,553
Other	7,201	5,951
Total	$126,457	$124,504

In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•	Other lending commitments primarily relates to lending commitments extended by the firm to clients who warehouse assets backed by real estate and other assets.

•

The carrying value of lending commitments were liabilities of $427 million (including allowance for losses of $269 million) as of September 2018 and $423 million (including allowance for losses of $274 million) as of December 2017.

•

The estimated fair value of such lending commitments were liabilities of $2.60 billion as of September 2018 and $2.27 billion as of December 2017. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $747 million as of September 2018 and $772 million as of December 2017 would have been classified in level 2, and $1.85 billion as of September 2018 and $1.50 billion as of December 2017 would have been classified in level 3.

43	Goldman Sachs September 2018 Form 10-Q

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

The tables below present information about PCI loans.

	As of
$ in millions	September 2018	December 2017
Loans backed by commercial real estate	$ 741	$1,116
Loans backed by residential real estate	2,436	3,327
Other loans	5	10
Total gross carrying value	$3,182	$4,453
Total outstanding principal balance	$6,221	$9,512
Total accretable yield	$ 445	$ 662

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Acquired during the period
Fair value	$287	$337	$ 585	$1,425
Expected cash flows	$327	$369	$ 655	$1,579
Contractually required cash flows	$583	$635	$1,287	$3,443

In the table above:

•	Fair value, expected cash flows and contractually required cash flows were as of the acquisition date.

•	Expected cash flows represents the cash flows expected to be received over the life of the loan or as a result of liquidation of the underlying collateral.

•	Contractually required cash flows represents cash flows required to be repaid by the borrower over the life of the loan.

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

The table below presents gross loans receivable (excluding PCI and Marcus loans of $7.14 billion as of September 2018 and $6.37 billion as of December 2017) and lending commitments by an internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of September 2018
Investment-grade	$26,654	$ 88,506	$115,160
Non-investment-grade	43,190	37,951	81,141
Total	$69,844	$126,457	$196,301
As of December 2017
Investment-grade	$24,192	$ 89,409	$113,601
Non-investment-grade	36,179	35,095	71,274
Total	$60,371	$124,504	$184,875
Regulatory Risk Rating
As of September 2018
Non-criticized/pass	$65,668	$123,282	$188,950
Criticized	4,176	3,175	7,351
Total	$69,844	$126,457	$196,301
As of December 2017
Non-criticized/pass	$56,720	$119,427	$176,147
Criticized	3,651	5,077	8,728
Total	$60,371	$124,504	$184,875

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

Goldman Sachs September 2018 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

For Marcus loans, an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are refreshed periodically by the firm to assess the updated creditworthiness of the borrower. As of both September 2018 and December 2017, the weighted average FICO credit score of the Marcus loans receivable was in excess of 700 and the percentage of loans with an underlying FICO credit score of less than 660 was low double digits.

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

The gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $993 million as of September 2018 and $845 million as of December 2017. Such loans included $40 million as of September 2018 and $61 million as of December 2017 of corporate loans that were modified in a troubled debt restructuring. The firm did not have any lending commitments related to these loans as of both September 2018 and December 2017.

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

45	Goldman Sachs September 2018 Form 10-Q

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

The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of September 2018
Loans Receivable
Corporate loans	$408	$ 35,572	$ –	$ 35,980
Loans to PWM clients	138	16,625	–	16,763
Loans backed by:
Commercial real estate	10	9,592	741	10,343
Residential real estate	437	3,703	2,436	6,576
Marcus loans	–	3,959	–	3,959
Other loans	–	3,359	5	3,364
Total	$993	$ 72,810	$3,182	$ 76,985
Lending Commitments
Corporate	$ 32	$119,224	$ –	$119,256
Other	1	7,200	–	7,201
Total	$ 33	$126,424	$ –	$126,457
As of December 2017
Loans Receivable
Corporate loans	$377	$ 30,372	$ –	$ 30,749
Loans to PWM clients	163	16,428	–	16,591
Loans backed by:
Commercial real estate	–	6,871	1,116	7,987
Residential real estate	231	2,676	3,327	6,234
Marcus loans	–	1,912	–	1,912
Other loans	74	3,179	10	3,263
Total	$845	$ 61,438	$4,453	$ 66,736
Lending Commitments
Corporate	$ 53	$118,500	$ –	$118,553
Other	–	5,951	–	5,951
Total	$ 53	$124,451	$ –	$124,504

In the table above:

•

Gross loans receivable and lending commitments, subject to specific loan-level reserves, included $495 million as of September 2018 and $492 million as of December 2017 of impaired loans and lending commitments, which did not require a reserve as the loan was deemed to be recoverable.

•	Gross loans receivable deemed impaired and subject to specific loan-level reserves represented 1.3% as of both September 2018 and December 2017 of total gross loans receivable.

The table below presents information about the allowance for loan losses and the allowance for losses on lending commitments.

	Nine Months Ended September 2018		Year Ended December 2017
$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for losses
Beginning balance	$ 803	$274	$ 509	$212
Net charge-offs	(230)	–	(203)	–
Provision	450	2	574	83
Other	(49)	(7)	(77)	(21)
Ending balance	$ 974	$269	$ 803	$274
Allowance for losses by impairment methodology
Specific	$ 89	$ 4	$ 119	$ 14
Portfolio	747	265	518	260
PCI	138	–	166	–
Total	$ 974	$269	$ 803	$274

In the table above:

•

Net charge-offs were primarily related to consumer loans and PCI loans backed by commercial real estate for the nine months ended September 2018 and primarily related to corporate loans for the year ended December 2017.

•

The provision for losses on loans and lending commitments is included in other principal transactions, and was primarily related to consumer loans and corporate loans for the nine months ended September 2018 and primarily related to corporate loans and lending commitments, and loans backed by commercial real estate for the year ended December 2017.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

Portfolio level reserves were primarily related to corporate loans, specific loan-level reserves were substantially all related to corporate loans and reserves on PCI loans were related to loans backed by real estate.

•	Substantially all of the allowance for losses on lending commitments was related to corporate lending commitments.

•	Allowance for loan losses as a percentage of total gross loans receivable was 1.3% as of September 2018 and 1.2% as of December 2017.

•	Net charge-offs as a percentage of average total gross loans receivable was 0.4% on an annualized basis for the nine months ended September 2018 and 0.4% for the year ended December 2017.

Goldman Sachs September 2018 Form 10-Q	46

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of
$ in millions	September 2018	December 2017
Securities purchased under agreements to resell	$143,447	$120,822
Securities borrowed	$154,891	$190,848
Securities sold under agreements to repurchase	$ 85,920	$ 84,718
Securities loaned	$ 16,201	$ 14,793

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•

Securities borrowed of $33.45 billion as of September 2018 and $78.19 billion as of December 2017, and securities loaned of $3.52 billion as of September 2018 and $5.36 billion as of December 2017 were at fair value.

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

47	Goldman Sachs September 2018 Form 10-Q

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2018 and December 2017.

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

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2018
Included in consolidated statements of financial condition
Gross carrying value	$ 240,067	$ 158,802	$182,540	$20,112
Counterparty netting	(96,620)	(3,911)	(96,620)	(3,911)
Total	143,447	154,891	85,920	16,201
Amounts not offset
Counterparty netting	(10,358)	(5,908)	(10,358)	(5,908)
Collateral	(131,393)	(141,347)	(73,817)	(9,994)
Total	$ 1,696	$ 7,636	$ 1,745	$ 299
As of December 2017
Included in consolidated statements of financial condition
Gross carrying value	$ 209,972	$ 195,783	$173,868	$19,728
Counterparty netting	(89,150)	(4,935)	(89,150)	(4,935)
Total	120,822	190,848	84,718	14,793
Amounts not offset
Counterparty netting	(5,441)	(4,412)	(5,441)	(4,412)
Collateral	(113,305)	(177,679)	(76,793)	(9,731)
Total	$ 2,076	$ 8,757	$ 2,484	$ 650

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Goldman Sachs September 2018 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2018
Money market instruments	$ 444	$ –
U.S. government and agency obligations	85,021	–
Non-U.S. government and agency obligations	77,077	1,970
Securities backed by commercial real estate	30	–
Securities backed by residential real estate	327	–
Corporate debt securities	9,116	1,003
State and municipal obligations	92	–
Other debt obligations	19	–
Equity securities	10,414	17,139
Total	$182,540	$20,112
As of December 2017
Money market instruments	$ 97	$ –
U.S. government and agency obligations	80,591	–
Non-U.S. government and agency obligations	73,031	2,245
Securities backed by commercial real estate	43	–
Securities backed by residential real estate	338	–
Corporate debt securities	7,140	1,145
Other debt obligations	55	–
Equity securities	12,573	16,338
Total	$173,868	$19,728

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of September 2018
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 59,817	$ 9,804
2 - 30 days	60,760	3,333
31 - 90 days	14,652	1,424
91 days - 1 year	40,183	4,046
Greater than 1 year	7,128	1,505
Total	$182,540	$20,112

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Other secured financings includes arrangements that are nonrecourse. Nonrecourse other secured financings were $8.01 billion as of September 2018 and $5.31 billion as of December 2017.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both September 2018 and December 2017.

49	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2018
Other secured financings (short-term):
At fair value	$ 8,439	$ 5,169	$13,608
At amortized cost	131	–	131
Other secured financings (long-term):
At fair value	9,172	3,377	12,549
At amortized cost	196	–	196
Total other secured financings	$17,938	$ 8,546	$26,484
Other secured financings collateralized by:
Financial instruments	$14,124	$ 7,774	$21,898
Other assets	$ 3,814	$ 772	$ 4,586
As of December 2017
Other secured financings (short-term):
At fair value	$ 7,704	$ 6,856	$14,560
At amortized cost	–	336	336
Other secured financings (long-term):
At fair value	6,779	3,006	9,785
At amortized cost	107	–	107
Total other secured financings	$14,590	$10,198	$24,788
Other secured financings collateralized by:
Financial instruments	$12,454	$ 9,870	$22,324
Other assets	$ 2,136	$ 328	$ 2,464

In the table above:

•

Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•

U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 4.73% as of September 2018. U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.22% as of September 2018 and 3.89% as of December 2017. These rates include the effect of hedging activities.

•

Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 2.61% as of December 2017. This rate includes the effect of hedging activities.

•

Total other secured financings included $2.35 billion as of September 2018 and $1.55 billion as of December 2017 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $2.38 billion as of September 2018 and $1.57 billion as of December 2017, both primarily included in financial instruments owned.

•

Other secured financings collateralized by financial instruments included $14.63 billion as of September 2018 and $16.61 billion as of December 2017 of other secured financings collateralized by financial instruments owned, and included $7.27 billion as of September 2018 and $5.71 billion as of December 2017 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity date.

$ in millions	As of September 2018
Other secured financings (short-term)	$13,739
Other secured financings (long-term):
2019	2,479
2020	2,977
2021	1,220
2022	2,665
2023	516
2024 - thereafter	2,888
Total other secured financings (long-term)	12,745
Total other secured financings	$26,484

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

Goldman Sachs September 2018 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged.

	As of
$ in millions	September 2018	December 2017
Collateral available to be delivered or repledged	$734,780	$763,984
Collateral that was delivered or repledged	$598,088	$599,565

In the table above, collateral available to be delivered or repledged excludes $9.85 billion as of September 2018 and $1.52 billion as of December 2017 of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of
$ in millions	September 2018	December 2017
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 63,626	$ 50,335
Did not have the right to deliver or repledge	$ 94,991	$ 78,656
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 7,618	$ 4,838

The firm also segregated securities included in financial instruments owned of $15.49 billion as of September 2018 and $10.42 billion as of December 2017 for regulatory and other purposes. See Note  3 for information about segregated cash.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Residential mortgages	$4,004	$4,010	$20,508	$12,304
Commercial mortgages	2,883	1,763	7,079	4,717
Other financial assets	267	–	882	395
Total financial assets securitized	$7,154	$5,773	$28,469	$17,416
Retained interests cash flows	$ 81	$ 83	$ 241	$ 206

51	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2018
U.S. government agency-issued collateralized mortgage obligations	$28,794	$1,915	$78
Other residential mortgage-backed	16,864	766	10
Other commercial mortgage-backed	12,709	444	3
Corporate debt and other asset-backed	2,394	87	–
Total	$60,761	$3,212	$91
As of December 2017
U.S. government agency-issued collateralized mortgage obligations	$20,232	$1,120	$16
Other residential mortgage-backed	10,558	711	17
Other commercial mortgage-backed	7,916	228	7
Corporate debt and other asset-backed	2,108	56	1
Total	$40,814	$2,115	$41

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•

Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter as of September 2018, and relate to securitizations during 2012 and thereafter as of December 2017.

•	The fair value of retained interests was $3.21 billion as of September 2018 and $2.13 billion as of December 2017.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $61 million as of September 2018 and $86 million as of December 2017, and the notional amount of these derivatives and commitments was $1.13 billion as of September 2018 and $1.26 billion as of December 2017. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions.

	As of
$ in millions	September 2018	December 2017
Fair value of retained interests	$3,123	$2,071
Weighted average life (years)	8.2	6.0
Constant prepayment rate	9.8%	9.4%
Impact of 10% adverse change	$ (20)	$ (19)
Impact of 20% adverse change	$ (40)	$ (35)
Discount rate	5.0%	4.2%
Impact of 10% adverse change	$ (86)	$ (35)
Impact of 20% adverse change	$ (167)	$ (70)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $87 million and a weighted average life of 4.5 years as of September 2018, and a fair value of $56 million and a weighted average life of 4.5 years as of December 2017. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2018 and December 2017. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $87 million as of September 2018 and $56 million as of December 2017.

Goldman Sachs September 2018 Form 10-Q	52

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

53	Goldman Sachs September 2018 Form 10-Q

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

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
$ in millions	September 2018	December 2017
Total nonconsolidated VIEs
Assets in VIEs	$118,123	$97,962
Carrying value of variable interests — assets	9,165	8,425
Carrying value of variable interests — liabilities	540	214
Maximum exposure to loss:
Retained interests	3,212	2,115
Purchased interests	1,037	1,172
Commitments and guarantees	3,284	3,462
Derivatives	8,484	8,406
Loans and investments	4,396	4,454
Total maximum exposure to loss	$ 20,413	$19,609

In the table above:

•	The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss.

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

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of
$ in millions	September 2018	December 2017
Mortgage-backed
Assets in VIEs	$72,793	$55,153
Carrying value of variable interests — assets	4,126	3,128
Carrying value of variable interests — liabilities	1	–
Maximum exposure to loss:
Retained interests	3,125	2,059
Purchased interests	997	1,067
Commitments and guarantees	36	11
Derivatives	77	99
Total maximum exposure to loss	$ 4,235	$ 3,236
Real estate, credit- and power-related and other investing
Assets in VIEs	$18,272	$15,539
Carrying value of variable interests — assets	3,448	3,289
Carrying value of variable interests — liabilities	2	2
Maximum exposure to loss:
Commitments and guarantees	1,658	1,617
Loans and investments	3,448	3,289
Total maximum exposure to loss	$ 5,106	$ 4,906
Corporate debt and other asset-backed
Assets in VIEs	$14,476	$16,251
Carrying value of variable interests — assets	1,275	1,660
Carrying value of variable interests — liabilities	537	212
Maximum exposure to loss:
Retained interests	87	56
Purchased interests	40	105
Commitments and guarantees	1,528	1,779
Derivatives	8,404	8,303
Loans and investments	632	817
Total maximum exposure to loss	$10,691	$11,060
Investments in funds
Assets in VIEs	$12,582	$11,019
Carrying value of variable interests — assets	316	348
Maximum exposure to loss:
Commitments and guarantees	62	55
Derivatives	3	4
Loans and investments	316	348
Total maximum exposure to loss	$ 381	$ 407

Goldman Sachs September 2018 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of both September 2018 and December 2017, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned and liabilities were included in other liabilities.

•

Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities.

•	Corporate debt and other asset-backed: Substantially all assets were included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of
$ in millions	September 2018	December 2017
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 229	$ 275
Receivables from customers and counterparties	2	2
Loans receivable	328	427
Financial instruments owned	1,684	1,194
Other assets	1,149	1,273
Total	$3,392	$3,171
Liabilities
Other secured financings	$1,208	$1,023
Financial instruments sold, but not yet purchased	12	15
Unsecured short-term borrowings	45	79
Unsecured long-term borrowings	212	225
Other liabilities	1,069	577
Total	$2,546	$1,919

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

•	Substantially all assets can only be used to settle obligations of the VIE.

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of
$ in millions	September 2018	December 2017
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 229	$ 275
Loans receivable	278	375
Financial instruments owned	1,427	896
Other assets	1,146	1,267
Total	$3,080	$2,813
Liabilities
Other secured financings	$ 529	$ 327
Financial instruments sold, but not yet purchased	12	15
Other liabilities	1,069	577
Total	$1,610	$ 919
Mortgage-backed and other asset-backed
Assets
Receivables from customers and counterparties	$ 2	$ 2
Loans receivable	50	52
Financial instruments owned	236	242
Other assets	3	6
Total	$ 291	$ 302
Liabilities
Other secured financings	$ 203	$ 207
Total	$ 203	$ 207
Principal-protected notes
Assets
Financial instruments owned	$ 21	$ 56
Total	$ 21	$ 56
Liabilities
Other secured financings	$ 476	$ 489
Unsecured short-term borrowings	45	79
Unsecured long-term borrowings	212	225
Total	$ 733	$ 793

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

55	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 13.

Other Assets

Other assets are generally less liquid, nonfinancial assets. The table below presents other assets by type.

	As of
$ in millions	September 2018	December 2017
Property, leasehold improvements and equipment	$18,302	$15,094
Goodwill and identifiable intangible assets	4,101	4,038
Income tax-related assets	1,769	3,728
Miscellaneous receivables and other	5,455	5,486
Total	$29,627	$28,346

In the table above:

•

Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $8.91 billion as of September 2018 and $8.28 billion as of December 2017. Property, leasehold improvements and equipment included $6.47 billion as of September 2018 and $5.97 billion as of December 2017 that the firm uses in connection with its operations, and $977 million as of September 2018 and $982 million as of December 2017 of foreclosed real estate primarily related to PCI loans. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

•

Property, leasehold improvements and equipment included amounts related to the firm’s new European headquarters in London. The firm has entered into a sale and leaseback agreement for the property, with closing and the commencement of lease payments expected to occur in 2019, subject to certain construction milestones. Substantially all of the sale proceeds in excess of the carrying value of the property will be recognized over the life of the lease as a reduction to occupancy expense.

•

The decrease in income tax-related assets from December 2017 to September 2018 reflected a decrease in net current tax receivables, as the net deferred tax liability related to the Tax Legislation repatriation tax became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

Miscellaneous receivables and other included debt securities accounted for as held-to-maturity of $802 million as of September 2018 and $800 million as of December 2017. These securities were backed by residential real estate, had maturities of greater than ten years, are carried at amortized cost and the carrying value of these securities approximated fair value as of both September 2018 and December 2017. As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these securities been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2018 and December 2017.

•	Miscellaneous receivables and other included investments in qualified affordable housing projects of $651 million as of September 2018 and $679 million as of December 2017.

•

Miscellaneous receivables and other included assets classified as held for sale of $906 million as of September 2018 and $634 million as of December 2017 related to the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment.

•	Miscellaneous receivables and other included equity-method investments of $254 million as of September 2018 and $275 million as of December 2017.

Goldman Sachs September 2018 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of
$ in millions	September 2018	December 2017
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,403	2,403
Securities services	105	105
Investing & Lending	91	2
Investment Management	605	605
Total	$3,754	$3,665

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

There were no events or changes in circumstances during the nine months ended September 2018 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of September 2018.

57	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Identifiable Intangible Assets. The table below presents the carrying value of identifiable intangible assets.

	As of
$ in millions	September 2018	December 2017
Institutional Client Services:
FICC Client Execution	$ 18	$ 37
Equities client execution	49	88
Investing & Lending	189	140
Investment Management	91	108
Total	$ 347	$ 373

The table below presents further information about the net carrying value of identifiable intangible assets.

	As of
$ in millions	September 2018	December 2017
Customer lists
Gross carrying value	$ 1,111	$ 1,091
Accumulated amortization	(955)	(903)
Net carrying value	156	188
Acquired leases and other
Gross carrying value	644	584
Accumulated amortization	(453)	(399)
Net carrying value	191	185
Total gross carrying value	1,755	1,675
Total accumulated amortization	(1,408)	(1,302)
Total net carrying value	$ 347	$ 373

The firm acquired $41 million of intangible assets during the three months ended September 2018 and $117 million of intangible assets during the nine months ended September 2018, both primarily related to acquired leases, with a weighted average amortization period of four years. The firm acquired $113 million of intangible assets during 2017, primarily related to acquired leases, with a weighted average amortization period of five years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present information about amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Amortization	$33	$33	$118	$103

$ in millions	As of September 2018
Estimated future amortization
Remainder of 2018	$ 35
2019	$108
2020	$ 50
2021	$ 36
2022	$ 27
2023	$ 22

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

During both the nine months ended September 2018 and September 2017, impairments were not material to the firm’s results of operations or financial condition.

Goldman Sachs September 2018 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 14.

Deposits

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2018
Private bank deposits	$50,842	$ 2,191	$ 53,033
Marcus deposits	19,761	6,968	26,729
Brokered certificates of deposit	–	37,985	37,985
Deposit sweep programs	16,043	–	16,043
Institutional deposits	1	17,727	17,728
Total	$86,647	$64,871	$151,518
As of December 2017
Private bank deposits	$50,579	$ 1,623	$ 52,202
Marcus deposits	13,787	3,330	17,117
Brokered certificates of deposit	–	35,704	35,704
Deposit sweep programs	16,019	–	16,019
Institutional deposits	1	17,561	17,562
Total	$80,386	$58,218	$138,604

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•

Time deposits included $22.31 billion as of September 2018 and $22.90 billion as of December 2017 of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.7 years as of September 2018 and 2.0 years as of December 2017.

•

Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of both September 2018 and December 2017, the firm had eight deposit sweep program contractual arrangements.

•	Deposits insured by the FDIC were $86.05 billion as of September 2018 and $75.02 billion as of December 2017.

The table below presents deposits held in U.S. and non-U.S. offices.

	As of
$ in millions	September 2018	December 2017
U.S. offices	$124,877	$111,002
Non-U.S. offices	26,641	27,602
Total	$151,518	$138,604

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2018
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2018	$ 5,240	$ 4,499	$ 9,739
2019	16,945	12,670	29,615
2020	7,189	47	7,236
2021	5,052	41	5,093
2022	4,889	83	4,972
2023	3,619	58	3,677
2024 - thereafter	3,663	876	4,539
Total	$46,597	$ 18,274	$ 64,871

As of September 2018, deposits in U.S. offices included $3.69 billion and non-U.S. offices included $10.99 billion of time deposits that were greater than $250,000.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2018 and December 2017. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2018 and December 2017.

59	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 15.

Short-Term Borrowings

The table below presents information about short-term borrowings.

	As of
$ in millions	September 2018	December 2017
Other secured financings (short-term)	$13,739	$14,896
Unsecured short-term borrowings	41,735	46,922
Total	$55,474	$61,818

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2018 and December 2017.

The table below presents information about unsecured short-term borrowings.

	As of
$ in millions	September 2018	December 2017
Current portion of unsecured long-term borrowings	$22,326	$30,090
Hybrid financial instruments	15,247	12,973
Other unsecured short-term borrowings	4,162	3,859
Total unsecured short-term borrowings	$41,735	$46,922
Weighted average interest rate	2.09%	2.28%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents information about long-term borrowings.

	As of
$ in millions	September 2018	December 2017
Other secured financings (long-term)	$ 12,745	$ 9,892
Unsecured long-term borrowings	229,387	217,687
Total	$242,132	$227,579

See Note 10 for information about other secured financings.

The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2018
Fixed-rate obligations	$103,743	$ 38,438	$142,181
Floating-rate obligations	53,044	34,162	87,206
Total	$156,787	$ 72,600	$229,387
As of December 2017
Fixed-rate obligations	$104,035	$ 36,975	$141,010
Floating-rate obligations	44,614	32,063	76,677
Total	$148,649	$ 69,038	$217,687

In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•

U.S. dollar-denominated debt had interest rates ranging from 2.00% to 10.04% (with a weighted average rate of 4.14%) as of September 2018 and 1.60% to 10.04% (with a weighted average rate of 4.24%) as of December 2017. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•

Non-U.S. dollar-denominated debt had interest rates ranging from 0.31% to 13.00% (with a weighted average rate of 2.56%) as of September 2018 and 0.31% to 13.00% (with a weighted average rate of 2.60%) as of December 2017. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

Goldman Sachs September 2018 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings by maturity date.

$ in millions	As of September 2018
2019	$ 12,037
2020	28,079
2021	23,181
2022	23,409
2023	26,058
2024 - thereafter	116,623
Total	$229,387

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

•

Unsecured long-term borrowings included $2.85 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $20 million in 2019, $82 million in 2020, $218 million in 2021, $(83) million in 2022, $(134) million in 2023, and $2.75 billion in 2024 and thereafter.

In September 2018, the firm repurchased unsecured short-term and long-term borrowings with a principal amount of $4.10 billion (carrying value of $4.53 billion) for $4.37 billion and recognized a net gain of $160 million.

The firm designates certain derivatives as fair value hedges to convert a portion of its fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
$ in millions	September 2018	December 2017
Fixed-rate obligations:
At fair value	$ 176	$ 147
At amortized cost	78,473	90,803
Floating-rate obligations:
At fair value	45,573	38,491
At amortized cost	105,165	88,246
Total	$229,387	$217,687

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 3.04% (3.72% related to fixed-rate obligations and 2.53% related to floating-rate obligations) as of September 2018 and 2.86% (3.67% related to fixed-rate obligations and 2.02% related to floating-rate obligations) as of December 2017. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of both September 2018 and December 2017, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 6 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2018 and December 2017.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of September 2018 and 2020 to 2045 as of December 2017. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Amount	Rate
As of September 2018
Subordinated debt	$14,045	$15,416	3.93%
Junior subordinated debt	1,140	1,371	2.83%
Total	$15,185	$16,787	3.84%
As of December 2017
Subordinated debt	$14,117	$16,235	3.31%
Junior subordinated debt	1,168	1,539	2.37%
Total	$15,285	$17,774	3.24%

In the table above, the rate is the weighted average interest rate for these borrowings, including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities. The rates exclude subordinated borrowings accounted for at fair value under the fair value option.

61	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Junior Subordinated Debt

In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of September 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively. During the nine months ended September 2018, the firm purchased $27.8 million (par amount) of Trust Preferred Securities and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.17 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.13 billion and $35.1 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts) or shares of Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock), Perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock) or Perpetual Non-Cumulative Preferred Stock, Series O, if the redemption or purchase results in less than $253 million aggregate liquidation preference of that series outstanding, prior to specified dates in 2022 for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.

The APEX Trusts hold Group Inc.’s Series E Preferred Stock and Series F Preferred Stock. These trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

Note 17.

Other Liabilities

The table below presents other liabilities by type.

	As of
$ in millions	September 2018	December 2017
Compensation and benefits	$ 6,783	$ 6,710
Income tax-related liabilities	2,618	4,051
Noncontrolling interests	1,484	553
Employee interests in consolidated funds	133	156
Subordinated liabilities of consolidated VIEs	15	19
Accrued expenses and other	5,115	5,433
Total	$16,148	$16,922

In the table above:

•

The decrease in income tax-related liabilities from December 2017 to September 2018 reflected a decrease in the net deferred tax liability related to the Tax Legislation repatriation tax, which became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

The increase in noncontrolling interests from December 2017 to September 2018 primarily reflected a noncontrolling interest in a consolidated special purpose acquisition company, which completed its initial public offering during the second quarter of 2018.

•

Beginning in January 2018, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of September 2018, the firm’s contract liabilities were not material.

Goldman Sachs September 2018 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents commitments by type.

	As of
$ in millions	September 2018	December 2017
Commercial lending:
Investment-grade	$ 92,056	$ 93,115
Non-investment-grade	54,713	45,291
Warehouse financing	4,860	5,340
Total lending commitments	151,629	143,746
Contingent and forward starting collateralized agreements	56,377	41,756
Forward starting collateralized financings	26,324	16,902
Letters of credit	391	437
Investment commitments	6,723	6,840
Other	4,312	6,310
Total commitments	$245,756	$215,991

The table below presents commitments by period of expiration.

	As of September 2018
$ in millions	Remainder of 2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Commercial lending:
Investment-grade	$ 6,717	$34,320	$31,682	$19,337
Non-investment-grade	505	14,223	18,843	21,142
Warehouse financing	–	1,849	2,235	776
Total lending commitments	7,222	50,392	52,760	41,255
Contingent and forward starting collateralized agreements	55,320	1,050	7	–
Forward starting collateralized financings	25,824	500	–	–
Letters of credit	103	245	3	40
Investment commitments	2,005	1,049	921	2,748
Other	3,990	322	–	–
Total commitments	$94,464	$53,558	$53,691	$44,043

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

The table below presents information about lending commitments.

	As of
$ in millions	September 2018	December 2017
Held for investment	$126,457	$124,504
Held for sale	12,952	9,838
At fair value	12,220	9,404
Total	$151,629	$143,746

In the table above:

•	Held for investment lending commitments are accounted for on an accrual basis. See Note 9 for further information about such commitments.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded, net of any fees in other principal transactions.

•	Substantially all lending commitments relates to the firm’s Investing & Lending segment.

63	Goldman Sachs September 2018 Form 10-Q

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

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $20.36 billion as of September 2018 and $25.70 billion as of December 2017. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $550 million of protection had been provided as of both September 2018 and December 2017. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.15 billion as of September 2018 and $2.09 billion as of December 2017, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of September 2018
Remainder of 2018	$ 80
2019	302
2020	294
2021	232
2022	166
2023	132
2024 - thereafter	1,155
Total	$2,361

Rent charged to operating expense was $72 million for the three months ended September 2018, $61 million for the three months ended September 2017, $219 million for the nine months ended September 2018 and $206 million for the nine months ended September 2017.

Goldman Sachs September 2018 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in occupancy expenses. The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. Total occupancy expenses for space held in excess of the firm’s current requirements and exit costs related to office space were not material for each of the three and nine months ended September 2018 and September 2017.

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

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of September 2018, approximately $1.12 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents certain derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of September 2018
Carrying Value of Net Liability	$ 5,929	$ –	$ 36
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2018	$1,017,945	$36,936	$ 379
2019 - 2020	2,046,399	–	2,453
2021 - 2022	197,899	–	1,335
2023 - thereafter	131,419	–	1,187
Total	$3,393,662	$36,936	$5,354
As of December 2017
Carrying Value of Net Liability	$ 5,406	$ –	$ 37
Maximum Payout/Notional Amount by Period of Expiration
2018	$1,139,751	$37,959	$ 723
2019 - 2020	205,983	–	1,515
2021 - 2022	71,599	–	1,209
2023 - thereafter	76,540	–	137
Total	$1,493,873	$37,959	$3,584

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•

The carrying value for derivatives included derivative assets of $2.12 billion as of September 2018 and $2.20 billion as of December 2017, and derivative liabilities of $8.05 billion as of September 2018 and $7.61 billion as of December 2017.

65	Goldman Sachs September 2018 Form 10-Q

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

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $38.05 billion as of September 2018 and $39.03 billion as of December 2017. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs September 2018 Form 10-Q	66

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both September 2018 and December 2017.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both September 2018 and December 2017.

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

Note 19.

Shareholders’ Equity

Common Equity

As of both September 2018 and December 2017, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.

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

The table below presents the amount of common stock repurchased under the share repurchase program.

	September 2018
in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	5.3	8.3
Average cost per share	$234.93	$245.62
Total cost of common share repurchases	$ 1,244	$ 2,044

67	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy minimum statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, during the nine months ended September 2018, 1,120 shares were remitted with a total value of $0.3 million and the firm cancelled 4.3 million share-based awards with a total value of $1.12 billion.

The table below presents dividends declared on common stock.

	Three Months Ended September		Nine Months Ended September
	2018	2017	2018	2017
Dividends declared per common share	$0.80	$0.75	$2.35	$2.15

On October 15, 2018, the Board of Directors of Group Inc. (Board) declared a dividend of $0.80 per common share to be paid on December 28, 2018 to common shareholders of record on November 30, 2018.

Preferred Equity

The tables below present information about the perpetual preferred stock issued and outstanding as of September 2018.

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

Goldman Sachs September 2018 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the dividend rates of perpetual preferred stock as of September 2018.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
B	6.20%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The tables below present dividends declared on preferred stock.

	Three Months Ended September
	2018		2017
Series	per share	$ in millions	per share	$ in millions
A	$ 239.58	$ 7	$ 239.58	$ 7
B	$ 387.50	2	$ 387.50	12
C	$ 255.56	2	$ 255.56	2
D	$ 255.56	14	$ 255.56	14
E	$1,055.56	8	$1,022.22	7
F	$1,055.56	2	$1,022.22	2
I	$ –	–	$ 371.88	13
J	$ 343.75	13	$ 343.75	13
K	$ 398.44	12	$ 398.44	12
N	$ 393.75	11	$ 393.75	11
Total		$71		$93

	Nine Months Ended September
	2018		2017
Series	per share	$ in millions	per share	$ in millions
A	$ 710.93	$ 21	$ 710.93	$ 21
B	$1,162.50	17	$1,162.50	37
C	$ 758.34	6	$ 758.34	6
D	$ 758.34	41	$ 758.34	41
E	$3,077.78	24	$3,044.44	23
F	$3,077.78	5	$3,044.44	5
I	$ –	–	$1,115.64	38
J	$1,031.25	41	$1,031.25	41
K	$1,195.32	34	$1,195.32	34
L	$ 712.50	37	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$1,181.25	32	$1,181.25	32
O	$ 662.50	17	$ 662.50	17
P	$ 656.25	39	$ –	–
Total		$368		$386

Accumulated Other Comprehensive Loss

The table below presents changes in the accumulated other comprehensive loss, net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2018
Currency translation	$ (625)	$ (3)	$ (628)
Debt valuation adjustment	102	(787)	(685)
Pension and postretirement liabilities	(205)	(1)	(206)
Available-for-sale securities	(230)	(90)	(320)
Total	$ (958)	$(881)	$(1,839)
Three Months Ended September 2017
Currency translation	$ (634)	$ 6	$ (628)
Debt valuation adjustment	(653)	(104)	(757)
Pension and postretirement liabilities	(329)	1	(328)
Available-for-sale securities	1	(4)	(3)
Total	$ (1,615)	$ (101)	$ (1,716)
Nine Months Ended September 2018
Currency translation	$ (625)	$ (3)	$ (628)
Debt valuation adjustment	(1,046)	361	(685)
Pension and postretirement liabilities	(200)	(6)	(206)
Available-for-sale securities	(9)	(311)	(320)
Total	$(1,880)	$ 41	$(1,839)
Nine Months Ended September 2017
Currency translation	$ (647)	$ 19	$ (628)
Debt valuation adjustment	(239)	(518)	(757)
Pension and postretirement liabilities	(330)	2	(328)
Available-for-sale securities	–	(3)	(3)
Total	$ (1,216)	$ (500)	$ (1,716)

69	Goldman Sachs September 2018 Form 10-Q

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

Minimum Ratios and Buffers. The table below presents the applicable minimum ratios.

	As of
	September 2018	December 2017
Risk-based capital ratios
CET1 ratio	8.250%	7.000%
Tier 1 capital ratio	9.750%	8.500%
Total capital ratio	11.750%	10.500%
Leverage ratios
Tier 1 leverage ratio	4.000%	4.000%
SLR	5.000%	N/A

In the table above:

•

The minimum risk-based capital ratios as of September 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5%, (ii) the 75% phase-in of the G-SIB buffer of 2.5% (based on 2016 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•

The minimum risk-based capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the G-SIB buffer of 2.5% (based on 2015 financial data), and (iii) the countercyclical capital buffer of zero percent, each described below.

•	The minimum SLR as of September 2018 reflects the 2% buffer applicable to G-SIBs.

Goldman Sachs September 2018 Form 10-Q	70

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

The Capital Framework also provides for a countercyclical capital buffer, which is an extension of the capital conservation buffer, of up to 2.5% (consisting entirely of CET1) intended to counteract systemic vulnerabilities. As of September 2018, the FRB has set the countercyclical capital buffer at zero percent.

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

71	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•

VaR is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level. For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels (10-day and 99% for regulatory VaR vs. one-day and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the FRB’s regulatory capital rules require that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the nine months ended September 2018 or during the year ended December 2017. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Consolidated Regulatory Capital Ratios

Risk-based Capital Ratios and RWAs. Each of the risk-based capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both September 2018 and December 2017.

The table below presents risk-based capital ratios.

	As of
$ in millions	September 2018	December 2017
Common shareholders’ equity	$ 75,559	$ 70,390
Deduction for goodwill	(3,099)	(3,011)
Deduction for identifiable intangible assets	(313)	(258)
Other adjustments	(386)	(11)
CET1	71,761	67,110
Preferred stock	11,203	11,853
Deduction for investments in covered funds	(627)	(590)
Other adjustments	(1)	(42)
Tier 1 capital	$ 82,336	$ 78,331
Standardized Tier 2 and Total capital
Tier 1 capital	$ 82,336	$ 78,331
Qualifying subordinated debt	13,435	13,360
Junior subordinated debt	442	567
Allowance for losses on loans and lending commitments	1,244	1,078
Other adjustments	(1)	(28)
Standardized Tier 2 capital	15,120	14,977
Standardized Total capital	$ 97,456	$ 93,308
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 82,336	$ 78,331
Standardized Tier 2 capital	15,120	14,977
Allowance for losses on loans and lending commitments	(1,244)	(1,078)
Basel III Advanced Tier 2 capital	13,876	13,899
Basel III Advanced Total capital	$ 96,212	$ 92,230
RWAs
Standardized	$546,094	$555,611
Basel III Advanced	$576,912	$617,646
CET1 ratio
Standardized	13.1%	12.1%
Basel III Advanced	12.4%	10.9%
Tier 1 capital ratio
Standardized	15.1%	14.1%
Basel III Advanced	14.3%	12.7%
Total capital ratio
Standardized	17.8%	16.8%
Basel III Advanced	16.7%	14.9%

Goldman Sachs September 2018 Form 10-Q	72

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

Beginning in the fourth quarter of 2018, the firm’s default experience will be incorporated into the determination of probability of default for the calculation of Basel III Advanced RWAs. The estimated impact of this change would have been an increase in the firm’s Basel III Advanced CET1 ratio of approximately 0.8 percentage points as of September 2018.

In the table above:

•	Deduction for goodwill was net of deferred tax liabilities of $655 million as of September 2018 and $654 million as of December 2017.

•

Deduction for identifiable intangible assets was net of deferred tax liabilities of $34 million as of September 2018 and $40 million as of December 2017. The deduction for identifiable intangible assets was fully phased into CET1 in January 2018. As of December 2017, CET1 reflects 80% of the identifiable intangible assets deduction and the remaining 20% was risk weighted.

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

•

Junior subordinated debt represents debt issued to Trust. As of September 2018, 40% of this debt was included in Tier 2 capital and 60% was fully phased out of regulatory capital. As of December 2017, 50% of this debt was included in Tier 2 capital and 50% was fully phased out of regulatory capital. Junior subordinated debt is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt and trust preferred securities purchased by the firm.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Nine Months Ended September 2018
$ in millions	Standardized	Basel III Advanced
CET1
Beginning balance	$67,110	$67,110
Change in:
Common shareholders’ equity	5,169	5,169
Transitional provisions	(117)	(117)
Deduction for goodwill	(88)	(88)
Deduction for identifiable intangible assets	10	10
Other adjustments	(323)	(323)
Ending balance	$71,761	$71,761
Tier 1 capital
Beginning balance	$78,331	$78,331
Change in:
CET1	4,651	4,651
Transitional provisions	13	13
Deduction for investments in covered funds	(37)	(37)
Preferred stock	(650)	(650)
Other adjustments	28	28
Ending balance	82,336	82,336
Tier 2 capital
Beginning balance	14,977	13,899
Change in:
Qualifying subordinated debt	75	75
Junior subordinated debt	(125)	(125)
Allowance for losses on loans and lending commitments	166	–
Other adjustments	27	27
Ending balance	15,120	13,876
Total capital	$97,456	$96,212

73	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Year Ended December 2017
$ in millions	Standardized	Basel III Advanced
CET1
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

The tables below present the components of RWAs.

	Standardized Capital Rules as of
$ in millions	September 2018	December 2017
Credit RWAs
Derivatives	$124,477	$126,076
Commitments, guarantees and loans	159,681	145,104
Securities financing transactions	70,704	77,962
Equity investments	51,579	48,155
Other	68,844	70,933
Total Credit RWAs	475,285	468,230
Market RWAs
Regulatory VaR	7,709	7,532
Stressed VaR	24,843	32,753
Incremental risk	9,163	8,441
Comprehensive risk	1,948	2,397
Specific risk	27,146	36,258
Total Market RWAs	70,809	87,381
Total RWAs	$546,094	$555,611

	Basel III Advanced Rules as of
$ in millions	September 2018	December 2017
Credit RWAs
Derivatives	$ 98,094	$102,986
Commitments, guarantees and loans	153,284	163,375
Securities financing transactions	18,523	19,362
Equity investments	53,255	51,626
Other	74,509	75,968
Total Credit RWAs	397,665	413,317
Market RWAs
Regulatory VaR	7,709	7,532
Stressed VaR	24,843	32,753
Incremental risk	9,163	8,441
Comprehensive risk	1,948	1,870
Specific risk	27,146	36,258
Total Market RWAs	70,809	86,854
Total Operational RWAs	108,438	117,475
Total RWAs	$576,912	$617,646

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

The tables below present changes in RWAs.

	Nine Months Ended September 2018
$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	(1,599)	(4,892)
Commitments, guarantees and loans	14,577	(10,091)
Securities financing transactions	(7,258)	(839)
Equity investments	(4,225)	(6,479)
Other	(2,206)	(1,583)
Change in Credit RWAs	7,055	(15,652)
Market RWAs
Change in:
Regulatory VaR	177	177
Stressed VaR	(7,910)	(7,910)
Incremental risk	722	722
Comprehensive risk	(449)	78
Specific risk	(9,112)	(9,112)
Change in Market RWAs	(16,572)	(16,045)
Operational RWAs
Change in operational risk	–	(9,037)
Change in Operational RWAs	–	(9,037)
Ending balance	$546,094	$576,912

Goldman Sachs September 2018 Form 10-Q	74

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

RWAs Rollforward Commentary

Nine Months Ended September 2018. Standardized Credit RWAs as of September 2018 increased by $7.06 billion compared with December 2017, primarily reflecting an increase in commitments, guarantees and loans, principally due to an increase in lending activity. This increase was partially offset by a decrease in securities financing transactions, principally due to reduced exposures. Standardized Market RWAs as of September 2018 decreased by $16.57 billion compared with December 2017, primarily reflecting a decrease in specific risk as a result of changes in risk measurements and stressed VaR as a result of reduced risk exposures.

Basel III Advanced Credit RWAs as of September 2018 decreased by $15.65 billion compared with December 2017, primarily reflecting a decrease in commitments, guarantees and loans, principally due to changes in risk measurements and composition of lending exposures, and a decrease in equity investments, primarily due to reduced exposures. Basel III Advanced Market RWAs as of September 2018 decreased by $16.05 billion compared with December 2017, primarily reflecting a decrease in specific risk as a result of changes in risk measurements and stressed VaR as a result of reduced risk exposures.

Year Ended December 2017. Standardized Credit RWAs as of December 2017 increased by $56.82 billion compared with December 2016, primarily reflecting an increase in commitments, guarantees and loans, principally due to increased lending activity. Standardized Market RWAs as of December 2017 increased by $2.12 billion compared with December 2016, primarily reflecting an increase in stressed VaR as a result of increased risk exposures partially offset by decreases in specific risk, as a result of changes in risk exposures, and comprehensive risk, as a result of changes in risk measurements.

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

Leverage Ratios. The table below presents Tier 1 leverage ratio and SLR.

	For the Three Months Ended or as of
$ in millions	September 2018	December 2017
Tier 1 capital	$ 82,336	$ 78,331
Average total assets	$ 967,540	$ 937,424
Deductions from Tier 1 capital	(4,986)	(4,508)
Average adjusted total assets	962,554	932,916
Off-balance-sheet exposures	414,450	408,164
Total supplementary leverage exposure	$1,377,004	$1,341,080
Tier 1 leverage ratio	8.6%	8.4%
SLR	6.0%	5.8%

In the table above:

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets.

•	SLR is defined as Tier 1 capital divided by supplementary leverage exposure.

75	Goldman Sachs September 2018 Form 10-Q

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

As of both September 2018 and December 2017, GS Bank USA was in compliance with its minimum risk-based capital and leverage requirements and the “well-capitalized” minimum ratios.

The table below presents the minimum ratios and the “well-capitalized” minimum ratios required for GS Bank USA.

	Minimum Ratio as of
	September 2018	December 2017	“Well-capitalized” Minimum Ratio
Risk-based capital ratios
CET1 ratio	6.375%	5.750%	6.5%
Tier 1 capital ratio	7.875%	7.250%	8.0%
Total capital ratio	9.875%	9.250%	10.0%
Leverage ratios
Tier 1 leverage ratio	4.000%	4.000%	5.0%
SLR	3.000%	N/A	6.0%

In the table above:

•

The minimum risk-based capital ratios as of September 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent, each described above.

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

Similar to the firm, GS Bank USA is required to calculate each of the CET1, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each risk-based capital ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its minimum ratio requirements is assessed. Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both September 2018 and December 2017.

The table below presents GS Bank USA’s risk-based capital ratios.

	As of
$ in millions	September 2018	December 2017
Standardized
CET1	$ 26,817	$ 25,343
Tier 1 capital	26,817	25,343
Tier 2 capital	4,961	2,547
Total capital	$ 31,778	$ 27,890
Basel III Advanced
CET1	$ 26,817	$ 25,343
Tier 1 capital	26,817	25,343
Standardized Tier 2 capital	4,961	2,547
Allowance for losses on loans and lending commitments	(711)	(547)
Tier 2 capital	4,250	2,000
Total capital	$ 31,067	$ 27,343
RWAs
Standardized	$240,337	$229,775
Basel III Advanced	$150,064	$164,602
CET1 ratio
Standardized	11.2%	11.0%
Basel III Advanced	17.9%	15.4%
Tier 1 capital ratio
Standardized	11.2%	11.0%
Basel III Advanced	17.9%	15.4%
Total capital ratio
Standardized	13.2%	12.1%
Basel III Advanced	20.7%	16.6%

Goldman Sachs September 2018 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

GS Bank USA’s Standardized CET1 ratio and Tier 1 capital ratio both remained essentially unchanged from December 2017 to September 2018. The increase in GS Bank USA’s Standardized Total capital ratio from December 2017 to September 2018 was primarily due to an increase in Total capital, principally due to the issuance of subordinated debt. The increase in GS Bank USA’s Basel III Advanced CET1 ratio, Tier 1 capital ratio and Total capital ratio from December 2017 to September 2018 was primarily due to a decrease in credit RWAs, principally due to a decrease in derivatives, reflecting reduced counterparty credit risk.

Beginning in the fourth quarter of 2018, the firm’s default experience will be incorporated into the determination of probability of default for the calculation of Basel III Advanced RWAs. The estimated impact of this change would have been an increase in GS Bank USA’s Basel III Advanced CET1 ratio of approximately 1.6 percentage points as of September 2018.

The table below presents GS Bank USA’s Tier 1 leverage ratio and SLR.

	For the Three Months Ended or as of
$ in millions	September 2018	December 2017
Tier 1 capital	$ 26,817	$ 25,343
Average total assets	$178,890	$168,854
Deductions from Tier 1 capital	(109)	(12)
Average adjusted total assets	178,781	168,842
Off-balance-sheet exposures	186,200	176,892
Total supplementary leverage exposure	$364,981	$345,734
Tier 1 leverage ratio	15.0%	15.0%
SLR	7.3%	7.3%

In the table above:

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is defined as Tier 1 capital divided by average adjusted total assets.

•	SLR is defined as Tier 1 capital divided by supplementary leverage exposure.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to minimum capital requirements. As of both September 2018 and December 2017, GSIB was in compliance with all regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $53.31 billion as of September 2018 and $50.86 billion as of December 2017, which exceeded required reserve amounts by $53.18 billion as of September 2018 and $50.74 billion as of December 2017.

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

Group Inc.’s equity investment in subsidiaries was $98.19 billion as of September 2018 and $93.88 billion as of December 2017, of which Group Inc. was required to maintain $52.77 billion as of September 2018 and $53.02 billion as of December 2017, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Group Inc.’s capital invested in certain non-U.S. subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 for information about the firm’s net investment hedges, which are used to hedge this risk.

77	Goldman Sachs September 2018 Form 10-Q

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

The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2018	2017	2018	2017
Net earnings applicable to common shareholders	$2,453	$2,035	$7,538	$5,828
Weighted average basic shares	385.4	398.2	387.4	405.6
Effect of dilutive securities:
RSUs	4.2	5.4	3.8	5.0
Stock options	0.9	2.1	1.1	2.4
Dilutive securities	5.1	7.5	4.9	7.4
Weighted average basic shares and dilutive securities	390.5	405.7	392.3	413.0
Basic EPS	$ 6.35	$ 5.09	$19.42	$14.32
Diluted EPS	$ 6.28	$ 5.02	$19.21	$14.11

In the table above:

•

Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.01 for the three months ended September 2018, $0.02 for the three months ended September 2017, $0.04 for the nine months ended September 2018 and $0.05 for the nine months ended September 2017.

•	Diluted EPS does not include antidilutive RSUs of less than 0.1 million for each of the three and nine months ended September 2018 and September 2017.

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Fees earned from funds	$858	$733	$2,760	$2,158

			As of
$ in millions			September 2018	December 2017
Fees receivable from funds			$ 670	$ 637
Aggregate carrying value of interests in funds			$5,106	$4,993

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $11 million for the three months ended September 2018, $24 million for the three months ended September 2017, $40 million for the nine months ended September 2018 and $73 million for the nine months ended September 2017.

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

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million as of both September 2018 and December 2017. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both September 2018 and December 2017, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs September 2018 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.

The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Interest income
Deposits with banks	$ 371	$ 212	$ 1,015	$ 567
Collateralized agreements	1,021	448	2,584	1,126
Financial instruments owned	1,715	1,492	5,163	4,336
Loans receivable	1,090	693	2,982	1,893
Other interest	864	566	2,467	1,455
Total interest income	5,061	3,411	14,211	9,377
Interest expense
Deposits	684	381	1,815	970
Collateralized financings	515	242	1,384	590
Financial instruments sold, but not yet purchased	413	343	1,196	1,048
Secured and unsecured borrowings:
Short-term	156	200	546	512
Long-term	1,454	1,111	4,112	3,411
Other interest	983	404	2,382	812
Total interest expense	4,205	2,681	11,435	7,343
Net interest income	$ 856	$ 730	$ 2,776	$2,034

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Note 24.

Income Taxes

Tax Legislation

The provision for taxes in 2017 reflected an increase in income tax expense of $4.40 billion representing the estimated impact of Tax Legislation enacted on December 22, 2017. The $4.40 billion income tax expense included the repatriation tax on undistributed earnings of foreign subsidiaries, the effects of the implementation of a territorial tax system and the remeasurement of U.S. deferred tax assets at lower enacted tax rates. While the estimated impact of Tax Legislation was calculated to account for all available information, the firm anticipates modification to this amount may occur as a result of (i) refinement of the firm’s calculations based on updated information, (ii) changes in the firm’s interpretations and assumptions, (iii) updates from issuance of future legislative guidance and (iv) actions the firm may take as a result of Tax Legislation. During the nine months ended September 2018, the firm did not make any material adjustments to this estimate.

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

79	Goldman Sachs September 2018 Form 10-Q

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

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2018
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2011

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2018. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The 2013 through 2017 tax years remain subject to post-filing review.

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

Goldman Sachs September 2018 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Management believes that this allocation provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets. Transactions between segments are based on specific criteria or approximate third-party rates.

The table below presents net revenues and pre-tax earnings by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Investment Banking
Financial Advisory	$ 916	$ 911	$ 2,306	$ 2,416
Equity underwriting	432	212	1,331	783
Debt underwriting	632	674	2,181	2,031
Total Underwriting	1,064	886	3,512	2,814
Total net revenues	1,980	1,797	5,818	5,230
Operating expenses	1,114	946	3,334	2,905
Pre-tax earnings	$ 866	$ 851	$ 2,484	$ 2,325
Institutional Client Services
FICC Client Execution	$1,307	$1,452	$ 5,060	$ 4,296
Equities client execution	681	584	2,434	1,823
Commissions and fees	674	681	2,254	2,183
Securities services	439	403	1,308	1,228
Total Equities	1,794	1,668	5,996	5,234
Total net revenues	3,101	3,120	11,056	9,530
Operating expenses	2,357	2,331	8,061	7,276
Pre-tax earnings	$ 744	$ 789	$ 2,995	$ 2,254
Investing & Lending
Equity securities	$1,111	$1,391	$ 3,461	$ 3,369
Debt securities and loans	750	492	2,431	1,554
Total net revenues	1,861	1,883	5,892	4,923
Operating expenses	777	855	2,760	2,368
Pre-tax earnings	$1,084	$1,028	$ 3,132	$ 2,555
Investment Management
Management and other fees	$1,382	$1,272	$ 4,073	$ 3,775
Incentive fees	148	86	677	288
Transaction revenues	174	168	568	493
Total net revenues	1,704	1,526	5,318	4,556
Operating expenses	1,320	1,218	4,156	3,666
Pre-tax earnings	$ 384	$ 308	$ 1,162	$ 890
Total net revenues	$8,646	$8,326	$28,084	$24,239
Total operating expenses	5,568	5,350	18,311	16,215
Total pre-tax earnings	$3,078	$2,976	$ 9,773	$ 8,024

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included in segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

The table below presents total assets by segment.

	As of
$ in millions	September 2018	December 2017
Investment Banking	$ 1,841	$ 2,202
Institutional Client Services	700,127	675,255
Investing & Lending	242,650	226,016
Investment Management	12,572	13,303
Total assets	$957,190	$916,776

The table below presents net interest income by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Investment Banking	$ –	$ –	$ –	$ –
Institutional Client Services	146	327	771	902
Investing & Lending	616	329	1,741	921
Investment Management	94	74	264	211
Total net interest income	$856	$730	$2,776	$2,034

The table below presents depreciation and amortization expense by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Investment Banking	$ 28	$ 34	$ 85	$ 100
Institutional Client Services	137	127	414	372
Investing & Lending	97	70	292	191
Investment Management	55	49	160	139
Total depreciation and amortization	$317	$280	$ 951	$ 802

81	Goldman Sachs September 2018 Form 10-Q

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

The tables below present total net revenues and pre-tax earnings by geographic region allocated based on the methodology referred to above.

	Three Months Ended September
$ in millions	2018		2017
Net revenues
Americas	$ 5,222	60%	$ 4,870	58%
Europe, Middle East and Africa	2,215	26%	2,062	25%
Asia	1,209	14%	1,394	17%
Total net revenues	$ 8,646	100%	$ 8,326	100%
Pre-tax earnings
Americas	$ 1,863	60%	$ 1,696	57%
Europe, Middle East and Africa	856	28%	766	26%
Asia	359	12%	514	17%
Total pre-tax earnings	$ 3,078	100%	$ 2,976	100%

	Nine Months Ended September
$ in millions	2018		2017
Net revenues
Americas	$16,828	60%	$14,603	60%
Europe, Middle East and Africa	7,387	26%	6,081	25%
Asia	3,869	14%	3,555	15%
Total net revenues	$28,084	100%	$24,239	100%
Pre-tax earnings
Americas	$ 5,883	60%	$ 4,786	60%
Europe, Middle East and Africa	2,764	28%	2,098	26%
Asia	1,126	12%	1,140	14%
Total pre-tax earnings	$ 9,773	100%	$ 8,024	100%

In the tables above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments included in financial instruments owned.

	As of
$ in millions	September 2018	December 2017
U.S. government and agency obligations	$79,656	$76,418
% of total assets	8.3%	8.3%
Non-U.S. government and agency obligations	$45,201	$33,956
% of total assets	4.7%	3.7%

In addition, the firm had $82.27 billion as of September 2018 and $76.13 billion as of December 2017 of cash deposits held at central banks (included in cash and cash equivalents), of which $53.31 billion as of September 2018 and $50.86 billion as of December 2017 was held at the Federal Reserve Bank of New York.

Goldman Sachs September 2018 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of both September 2018 and December 2017, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of
$ in millions	September 2018	December 2017
U.S. government and agency obligations	$83,346	$96,905
Non-U.S. government and agency obligations	$87,360	$92,850

In the table above:

•	Non-U.S. government and agency obligations primarily consist of securities issued by the governments of Japan, France, the U.K. and Germany.

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2018 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.8 billion in excess of the aggregate reserves for such matters.

83	Goldman Sachs September 2018 Form 10-Q

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

The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. On August 28, 2018, defendants filed a petition with the Second Circuit Court of Appeals seeking interlocutory review of the district court’s August 14, 2018 grant of class certification. Defendants have moved for summary judgment.

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

Goldman Sachs September 2018 Form 10-Q	84

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

Director Compensation-Related Litigation

On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The new complaint alleges that excessive compensation has been paid to the non-employee director defendants since 2015, and that certain disclosures in connection with soliciting shareholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. On October 23, 2018, the court declined to approve the parties’ proposed settlement. The defendants’ July 2017 motion to dismiss is still pending.

Currencies-Related Litigation

GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleges a conspiracy to manipulate the foreign currency exchange markets and asserts claims under federal and state antitrust laws and state consumer protection laws and seeks injunctive relief, as well as treble damages in an unspecified amount. On March 15, 2018, the Court granted defendants’ motion to dismiss, and on October 25, 2018, plaintiffs’ motion for leave to replead was denied as to the claim under federal antitrust law and granted as to the claims under state antitrust and consumer protection laws.

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

85	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Cobalt International Energy. Group Inc., certain former directors of Cobalt International Energy, Inc. (Cobalt), who were designated by affiliates of Group Inc., and GS&Co. are among defendants in a putative securities class action relating to certain offerings of Cobalt’s securities, and are among the parties that have reached a settlement, subject to court approval. The firm has reserved the full amount that it expects to contribute under the settlement.

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain past and present directors and officers of Adeptus Health Inc. (Adeptus), as well as Adeptus’ sponsor. As to the underwriters, the consolidated amended complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. On September 12, 2018, the defendants’ motions to dismiss were granted as to the June 2014 and May 2015 offerings but denied as to the July 2015 and June 2016 offerings. On September 25, 2018, plaintiffs filed an amended complaint to remove the dismissed claims.

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

Goldman Sachs September 2018 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Snap Inc. GS&Co. was among the underwriters named as defendants in putative securities class actions relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. The underwriter defendants, including GS&Co., have been voluntarily dismissed without prejudice.

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., Goldman Sachs International (GSI), GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in two antitrust actions relating to the trading of interest rate swaps filed in the U.S. District Court for the Southern District of New York beginning in April 2016 by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and one of the individual actions on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the first individual action and otherwise limiting the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On May 30, 2018, plaintiffs in the putative class action filed a third consolidated amended complaint, adding allegations as to the surviving claims. On August 28, 2018, the defendants moved to dismiss the amended complaint in the second individual action.

Securities Lending Antitrust Litigation

Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and an individual action relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaint also asserts claims for tortious interference with business relations and under state trade practices law. The complaints seek declaratory and injunctive relief, as well as treble damages and restitution in unspecified amounts. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants moved to dismiss the individual action on June 1, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018.

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

87	Goldman Sachs September 2018 Form 10-Q

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

On July 17, 2012, the district court issued a decision granting in part Group Inc.’s and GS&Co.’s motion to strike certain of plaintiffs’ class allegations on the ground that plaintiffs lacked standing to pursue certain equitable remedies and denying Group Inc.’s and GS&Co.’s motion to strike plaintiffs’ class allegations in their entirety as premature. On March 21, 2013, the U.S. Court of Appeals for the Second Circuit held that arbitration should be compelled with one of the named plaintiffs, who as a managing director was a party to an arbitration agreement with the firm. On March 10, 2015, the magistrate judge to whom the district judge assigned the remaining plaintiffs’ May 2014 motion for class certification recommended that the motion be denied in all respects. On August 3, 2015, the magistrate judge granted the plaintiffs’ motion to intervene two female individuals, one of whom was employed by the firm as of September 2010 and the other of whom ceased to be an employee of the firm subsequent to the magistrate judge’s decision. On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the Second Circuit Court of Appeals denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief.

1Malaysia Development Berhad (1MDB)-Related Matters

The firm has received subpoenas and requests for documents and information from various governmental and regulatory bodies and self-regulatory organizations as part of investigations and reviews relating to financing transactions and other matters involving 1MDB, a sovereign wealth fund in Malaysia. Subsidiaries of the firm acted as arrangers or purchasers of approximately $6.5 billion of debt securities of 1MDB.

Goldman Sachs September 2018 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm, and Low Taek Jho. Leissner pleaded guilty to a two-count criminal information charging him with conspiring to launder money and conspiring to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Low and Ng were charged in a three-count indictment with conspiring to launder money and conspiring to violate the FCPA’s anti-bribery provisions. Ng was also charged in this indictment with conspiring to violate the FCPA’s internal accounting controls provisions. The charging documents state, among other things, that Leissner and Ng participated in a conspiracy to misappropriate proceeds of the 1MDB offerings for themselves and to pay bribes to various government officials to obtain and retain 1MDB business for the firm. The plea and charging documents indicate that Leissner and Ng knowingly and willfully circumvented the firm’s system of internal accounting controls, in part by repeatedly lying to control personnel and internal committees that reviewed these offerings. The indictment of Ng and Low alleges that the firm’s system of internal accounting controls could be easily circumvented and that the firm’s business culture, particularly in Southeast Asia, at times prioritized consummation of deals ahead of the proper operation of its compliance functions. In addition, an unnamed participating managing director of the firm is alleged to have been aware of the bribery scheme and to have agreed not to disclose this information to the firm’s compliance and control personnel. That employee, who was identified as a co-conspirator, has been put on leave.

The firm is cooperating with the DOJ and all other governmental and regulatory investigations relating to 1MDB. The firm is unable to predict the outcome of the DOJ’s investigation. However, any proceedings by the DOJ or other governmental or regulatory authorities could result in the imposition of significant fines, penalties and other sanctions against the firm.

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

•	Compliance with the FCPA;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•

Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

89	Goldman Sachs September 2018 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and nine month periods ended September 30, 2018 and 2017, and the consolidated statements of cash flows for the nine month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2017 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

November 2, 2018

Goldman Sachs September 2018 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Assets
U.S.	$ 63,615	$ 61,235	$ 67,303	$ 67,305
Non-U.S.	50,732	55,009	51,762	41,569
Total deposits with banks	114,347	116,244	119,065	108,874
U.S.	167,614	151,965	162,303	160,533
Non-U.S.	136,522	140,625	144,097	131,913
Total collateralized agreements	304,136	292,590	306,400	292,446
U.S.	174,417	168,452	165,141	162,624
Non-U.S.	122,465	115,564	122,850	110,082
Total financial instruments owned	296,882	284,016	287,991	272,706
U.S.	69,268	51,953	66,140	48,513
Non-U.S.	6,644	4,779	6,440	4,516
Total loans receivable	75,912	56,732	72,580	53,029
U.S.	41,112	39,944	45,157	38,346
Non-U.S.	40,486	40,230	44,669	39,947
Total other interest-earning assets	81,598	80,174	89,826	78,293
Total interest-earning assets	872,875	829,756	875,862	805,348
Cash and due from banks	10,247	10,899	12,011	11,433
Other non-interest-earning assets	84,418	86,381	87,149	83,549
Total assets	$967,540	$927,036	$975,022	$900,330
Liabilities
U.S.	$120,083	$ 99,220	$115,544	$ 99,852
Non-U.S.	28,844	27,042	30,124	23,188
Total interest-bearing deposits	148,927	126,262	145,668	123,040
U.S.	54,986	58,050	62,124	55,896
Non-U.S.	44,456	40,934	47,166	38,608
Total collateralized financings	99,442	98,984	109,290	94,504
U.S.	33,388	36,169	34,652	34,067
Non-U.S.	46,457	44,889	49,730	41,630
Total financial instruments sold, but not yet purchased	79,845	81,058	84,382	75,697
U.S.	38,635	39,644	41,159	37,512
Non-U.S.	17,874	14,136	17,217	13,311
Total short-term borrowings	56,509	53,780	58,376	50,823
U.S.	217,071	202,111	213,659	196,408
Non-U.S.	25,449	15,894	23,063	13,896
Total long-term borrowings	242,520	218,005	236,722	210,304
U.S.	126,754	137,107	124,087	135,770
Non-U.S.	62,972	61,910	65,933	60,739
Total other interest-bearing liabilities	189,726	199,017	190,020	196,509
Total interest-bearing liabilities	816,969	777,106	824,458	750,877
Non-interest-bearing deposits	4,554	3,621	4,176	3,552
Other non-interest-bearing liabilities	59,769	60,087	62,006	59,406
Total liabilities	881,292	840,814	890,640	813,835
Shareholders’ equity
Preferred stock	11,203	11,203	11,268	11,203
Common stock	75,045	75,019	73,114	75,292
Total shareholders’ equity	86,248	86,222	84,382	86,495
Total liabilities and shareholders’ equity	$967,540	$927,036	$975,022	$900,330
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	40.88%	42.93%	42.22%	40.73%
Liabilities	27.67%	26.35%	28.29%	25.49%

	Interest for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Assets
U.S.	$ 318	$ 203	$ 899	$ 530
Non-U.S.	53	9	116	37
Total deposits with banks	371	212	1,015	567
U.S.	883	347	2,196	920
Non-U.S.	138	101	388	206
Total collateralized agreements	1,021	448	2,584	1,126
U.S.	1,102	981	3,269	2,924
Non-U.S.	613	511	1,894	1,412
Total financial instruments owned	1,715	1,492	5,163	4,336
U.S.	972	624	2,673	1,688
Non-U.S.	118	69	309	205
Total loans receivable	1,090	693	2,982	1,893
U.S.	616	399	1,757	1,066
Non-U.S.	248	167	710	389
Total other interest-earning assets	864	566	2,467	1,455
Total interest-earning assets	$5,061	$3,411	$14,211	$9,377
Liabilities
U.S.	$ 616	$ 331	$ 1,614	$ 842
Non-U.S.	68	50	201	128
Total interest-bearing deposits	684	381	1,815	970
U.S.	427	209	1,160	500
Non-U.S.	88	33	224	90
Total collateralized financings	515	242	1,384	590
U.S.	205	176	613	504
Non-U.S.	208	167	583	544
Total financial instruments sold, but not yet purchased	413	343	1,196	1,048
U.S.	149	190	529	485
Non-U.S.	7	10	17	27
Total short-term borrowings	156	200	546	512
U.S.	1,431	1,095	4,053	3,367
Non-U.S.	23	16	59	44
Total long-term borrowings	1,454	1,111	4,112	3,411
U.S.	792	391	2,174	567
Non-U.S.	191	13	208	245
Total other interest-bearing liabilities	983	404	2,382	812
Total interest-bearing liabilities	$4,205	$2,681	$11,435	$7,343
Net interest income
U.S.	$ 271	$ 162	$ 651	$ 863
Non-U.S.	585	568	2,125	1,171
Net interest income	$ 856	$ 730	$ 2,776	$2,034

91	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Annualized Average Rate for the
	Three Months Ended September		Nine Months Ended September
	2018	2017	2018	2017
Assets
U.S.	1.98%	1.32%	1.79%	1.05%
Non-U.S.	0.41%	0.06%	0.30%	0.12%
Total deposits with banks	1.29%	0.72%	1.14%	0.70%
U.S.	2.09%	0.91%	1.81%	0.77%
Non-U.S.	0.40%	0.28%	0.36%	0.21%
Total collateralized agreements	1.33%	0.61%	1.13%	0.51%
U.S.	2.51%	2.31%	2.65%	2.40%
Non-U.S.	1.99%	1.75%	2.06%	1.71%
Total financial instruments owned	2.29%	2.08%	2.40%	2.13%
U.S.	5.57%	4.77%	5.40%	4.65%
Non-U.S.	7.05%	5.73%	6.42%	6.07%
Total loans receivable	5.70%	4.85%	5.49%	4.77%
U.S.	5.94%	3.96%	5.20%	3.72%
Non-U.S.	2.43%	1.65%	2.13%	1.30%
Total other interest-earning assets	4.20%	2.80%	3.67%	2.48%
Total interest-earning assets	2.30%	1.63%	2.17%	1.56%
Liabilities
U.S.	2.04%	1.32%	1.87%	1.13%
Non-U.S.	0.94%	0.73%	0.89%	0.74%
Total interest-bearing deposits	1.82%	1.20%	1.67%	1.05%
U.S.	3.08%	1.43%	2.50%	1.20%
Non-U.S.	0.79%	0.32%	0.63%	0.31%
Total collateralized financings	2.05%	0.97%	1.69%	0.83%
U.S.	2.44%	1.93%	2.37%	1.98%
Non-U.S.	1.78%	1.48%	1.57%	1.75%
Total financial instruments sold, but not yet purchased	2.05%	1.68%	1.90%	1.85%
U.S.	1.53%	1.90%	1.72%	1.73%
Non-U.S.	0.16%	0.28%	0.13%	0.27%
Total short-term borrowings	1.10%	1.48%	1.25%	1.35%
U.S.	2.62%	2.15%	2.54%	2.29%
Non-U.S.	0.36%	0.40%	0.34%	0.42%
Total long-term borrowings	2.38%	2.02%	2.32%	2.17%
U.S.	2.48%	1.13%	2.34%	0.56%
Non-U.S.	1.20%	0.08%	0.42%	0.54%
Total other interest-bearing liabilities	2.06%	0.81%	1.68%	0.55%
Total interest-bearing liabilities	2.04%	1.37%	1.85%	1.31%
Interest rate spread	0.26%	0.26%	0.32%	0.25%
U.S.	0.21%	0.14%	0.17%	0.24%
Non-U.S.	0.65%	0.63%	0.77%	0.48%
Net yield on interest-earning assets	0.39%	0.35%	0.42%	0.34%

In the tables above:

•

Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held. See the notes to the consolidated financial statements for further information about such assets and liabilities.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

Goldman Sachs September 2018 Form 10-Q	92

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. References to “the 2017 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2017. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to September 2018, June 2018 and September 2017 refer to our periods ended, or the dates, as the context requires, September 30, 2018, June 30, 2018 and September 30, 2017, respectively. All references to December 2017 refer to the date December 31, 2017. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended September 2018 versus September 2017. We generated net earnings of $2.52 billion for the third quarter of 2018, an increase of 19%, compared with $2.13 billion for the third quarter of 2017. Diluted earnings per common share was $6.28 for the third quarter of 2018, an increase of 25%, compared with $5.02 for the third quarter of 2017. Annualized return on average common shareholders’ equity (ROE) was 13.1% for the third quarter of 2018, compared with 10.9% for the third quarter of 2017.

Net revenues were $8.65 billion for the third quarter of 2018, 4% higher than the third quarter of 2017, due to higher net revenues in both Investment Banking, reflecting significantly higher net revenues in Underwriting and strong net revenues in Financial Advisory, and Investment Management, as assets under supervision continued to grow. Net revenues in Institutional Client Services and Investing & Lending were essentially unchanged compared with the third quarter of 2017.

Operating expenses were $5.57 billion for the third quarter of 2018, 4% higher than the third quarter of 2017, due to higher non-compensation expenses, primarily reflecting both our investments in growth and higher net provisions for litigation and regulatory proceedings, partially offset by slightly lower compensation and benefits expenses.

Our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach was 13.1% and the Basel III Advanced approach was 12.4% as of September 2018. See Note 20 to the consolidated financial statements for further information about our capital ratios.

93	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2018 versus September 2017. We generated net earnings of $7.92 billion for the first nine months of 2018, an increase of 27%, compared with $6.21 billion for the first nine months of 2017. Diluted earnings per common share was $19.21 for the first nine months of 2018, an increase of 36%, compared with $14.11 for the first nine months of 2017. Annualized ROE was 13.7% for the first nine months of 2018, compared with 10.3% for the first nine months of 2017. Book value per common share was $197.33 as of September 2018, 9.0% higher compared with December 2017.

Net revenues were $28.08 billion for the first nine months of 2018, 16% higher than the first nine months of 2017, reflecting higher net revenues across all segments. Net revenues in Institutional Client Services were higher, due to higher net revenues in both Fixed Income, Currency and Commodities Client Execution (FICC Client Execution) and Equities. Net revenues in Investing & Lending increased significantly, primarily reflecting significantly higher net interest income in debt securities and loans. Net revenues were higher in both Investment Management, primarily due to significantly higher incentive fees and higher average assets under supervision, and Investment Banking, reflecting strong net revenues in Underwriting during the first nine months of 2018.

Operating expenses were $18.31 billion for the first nine months of 2018, 13% higher than the first nine months of 2017, due to higher non-compensation expenses, primarily reflecting both our investments in growth and higher client activity, and higher compensation and benefits expenses, reflecting an increase in net revenues.

Business Environment

Global

During the third quarter of 2018, real gross domestic product (GDP) growth remained healthy, but slowed in the U.S. and Euro area, and appeared to slow in Japan. Economic activity in several major emerging market economies continued to slow as concerns remained about the vulnerability of emerging economies to a stronger U.S. dollar and higher U.S. Treasury rates. The U.S. presidential administration implemented and proposed new tariffs on imports from China, which prompted retaliatory measures, and the rising global trade tensions remained a meaningful source of uncertainty affecting asset prices. During the third quarter of 2018, the U.S. Federal Reserve and the Bank of England increased their official target interest rates, while the Bank of Japan introduced forward guidance and expanded the permissible range of fluctuations for the 10-year interest rate. In investment banking, industry-wide mergers and acquisitions transactions and underwriting transactions generally decreased compared with the second quarter of 2018.

United States

In the U.S., real GDP growth decreased compared with the previous quarter, reflecting a decrease in fixed investment growth. Measures of consumer confidence increased further from high levels while the pace of housing starts and home sales decreased compared with the second quarter of 2018. The unemployment rate was 3.7% as of September 2018, lower compared with the end of the second quarter of 2018, and measures of inflation remained stable. The U.S. Federal Reserve followed an increase in the target federal funds rate in June 2018 with another increase in September 2018 by 25 basis points to a range of 2.00% to 2.25%. The yield on the 10-year U.S. Treasury note ended the quarter at 3.05%, 20 basis points higher compared with the end of the second quarter of 2018. The price of crude oil (WTI) ended the quarter at approximately $73 per barrel, a decrease of 1% from the end of the second quarter of 2018. In equity markets, the Dow Jones Industrial Average increased by 9%, the NASDAQ Composite Index increased by 7% and the S&P 500 Index increased by 7% compared with the end of the second quarter of 2018.

Europe

In the Euro area, real GDP growth decreased during the quarter, while measures of inflation remained low. The European Central Bank maintained its main refinancing operations rate at 0.00% and its deposit rate at (0.40)%. Measures of unemployment remained high, but continued their downward trend, and the Euro depreciated by 1% against the U.S. dollar compared with the end of the second quarter of 2018. Yields on 10-year government bonds mostly increased across the Euro area. Following the formation of a new coalition government in Italy at the end of May 2018, political uncertainty in Italy remained high throughout the third quarter of 2018. In equity markets, the CAC 40 Index increased by 3% while the DAX Index and Euro Stoxx 50 Index were essentially unchanged compared with the end of the second quarter of 2018.

In the U.K., real GDP growth appeared stable compared with the previous quarter. The Bank of England increased its official bank rate by 25 basis points to 0.75% in August 2018, and the British pound depreciated by 1% against the U.S. dollar. The yield on 10-year government bonds increased by 18 basis points and, in equity markets, the FTSE 100 Index decreased by 2% compared with the end of the second quarter of 2018.

Goldman Sachs September 2018 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Asia

In Japan, real GDP growth appeared to decrease compared with the second quarter of 2018. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year government bonds of approximately 0%. In July 2018, the Bank of Japan introduced forward guidance for its interest rate policy and expanded the permissible range of deviations from 0% target yield for the 10-year government bond. The yield on 10-year government bonds increased by 9 basis points, the U.S. dollar appreciated by 3% against the Japanese yen and the Nikkei 225 Index increased by 8% compared with the end of the second quarter of 2018.

In China, real GDP growth decreased during the quarter, while measures of inflation increased. The U.S. dollar appreciated by 4% against the Chinese yuan compared with the end of the second quarter of 2018, while in equity markets, the Hang Seng Index decreased by 4% and the Shanghai Composite Index decreased by 1%.

In India, economic growth appeared to decrease compared with the previous quarter. The U.S. dollar appreciated by 6% against the Indian rupee and the BSE Sensex Index increased by 2% compared with the end of the second quarter of 2018.

Critical Accounting Policies

Fair Value

Fair Value Hierarchy. Financial instruments owned and financial instruments sold, but not yet purchased (i.e., inventory), and certain other financial assets and financial liabilities, are included in our consolidated statements of financial condition at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices and is our most critical accounting policy.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.2% as of September 2018, 2.1% as of June 2018 and 2.1% as of December 2017, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

95	Goldman Sachs September 2018 Form 10-Q

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

In the fourth quarter of 2017, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment and determined that goodwill for each reporting unit was not impaired. There were no events or changes in circumstances during the nine months ended September 2018 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of September 2018.

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

Goldman Sachs September 2018 Form 10-Q	96

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

97	Goldman Sachs September 2018 Form 10-Q

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

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2018	2017	2018	2017
Net revenues	$ 8,646	$ 8,326	$28,084	$24,239
Pre-tax earnings	$ 3,078	$ 2,976	$ 9,773	$ 8,024
Net earnings	$ 2,524	$ 2,128	$ 7,921	$ 6,214
Net earnings applicable to common shareholders	$ 2,453	$ 2,035	$ 7,538	$ 5,828
Diluted earnings per common share	$ 6.28	$ 5.02	$ 19.21	$ 14.11
Annualized ROE	13.1%	10.9%	13.7%	10.3%
Annualized ROTE	13.8%	11.5%	14.6%	10.9%
Annualized net earnings to average total assets	1.0%	0.9%	1.1%	0.9%
Annualized return on average total shareholders’ equity	11.7%	9.9%	12.5%	9.6%
Average total shareholders’ equity to average total assets	8.9%	9.3%	8.7%	9.6%
Dividend payout ratio	12.7%	14.9%	12.2%	15.2%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

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

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Total shareholders’ equity	$ 86,248	$ 86,222	$ 84,382	$ 86,495
Preferred stock	(11,203)	(11,203)	(11,268)	(11,203)
Common shareholders’ equity	75,045	75,019	73,114	75,292
Goodwill and identifiable intangible assets	(4,105)	(4,068)	(4,090)	(4,073)
Tangible common shareholders’ equity	$ 70,940	$ 70,951	$ 69,024	$ 71,219

Net Revenues

The table below presents our net revenues by line item in the consolidated statements of earnings.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Investment banking	$1,980	$1,797	$ 5,818	$ 5,230
Investment management	1,580	1,419	4,947	4,249
Commissions and fees	704	714	2,361	2,279
Market making	2,281	2,112	8,031	6,445
Other principal transactions	1,245	1,554	4,151	4,002
Total non-interest revenues	7,790	7,596	25,308	22,205
Interest income	5,061	3,411	14,211	9,377
Interest expense	4,205	2,681	11,435	7,343
Net interest income	856	730	2,776	2,034
Total net revenues	$8,646	$8,326	$28,084	$24,239

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

Goldman Sachs September 2018 Form 10-Q	98

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

Operating Environment. The third quarter of 2018 was characterized by continued low levels of market volatility amid economic uncertainty in emerging markets and trade policy uncertainty. These factors negatively affected our market-making activity levels during the quarter, particularly in fixed income products. In investment banking, industry-wide mergers and acquisitions transactions and underwriting transactions generally decreased compared with the second quarter of 2018. In investment management, appreciation in client assets driven by generally higher global equity prices and net inflows across asset classes continued to increase our assets under supervision.

If the trend of low volatility continues over the long term, or market-making activity levels remain low, or investment banking activity levels continue to decline, or assets under supervision decline, net revenues would likely continue to be negatively impacted. See “Segment Operating Results” below for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended September 2018 versus September 2017

Net revenues in the consolidated statements of earnings were $8.65 billion for the third quarter of 2018, 4% higher than the third quarter of 2017, due to higher investment banking revenues, market making revenues, investment management revenues and net interest income. These increases were partially offset by significantly lower other principal transactions revenues, while commissions and fees were essentially unchanged.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.98 billion for the third quarter of 2018, 10% higher than the third quarter of 2017. Revenues in underwriting were significantly higher, reflecting significantly higher revenues in equity underwriting, driven by initial public offerings. This increase was partially offset by lower revenues in debt underwriting, reflecting a decline in investment-grade activity. Revenues in financial advisory were essentially unchanged compared with a strong third quarter of 2017.

Investment management revenues in the consolidated statements of earnings were $1.58 billion for the third quarter of 2018, 11% higher than the third quarter of 2017, primarily due to higher management and other fees, reflecting higher average assets under supervision and the impact of the recently adopted revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, incentive fees were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Commissions and fees in the consolidated statements of earnings were $704 million for the third quarter of 2018, essentially unchanged compared with the third quarter of 2017.

Market making revenues in the consolidated statements of earnings were $2.28 billion for the third quarter of 2018, 8% higher than the third quarter of 2017, due to higher revenues in equity products, currencies, commodities and interest rate products. These results were partially offset by significantly lower revenues in credit products and lower results in mortgages.

Other principal transactions revenues in the consolidated statements of earnings were $1.25 billion for the third quarter of 2018, 20% lower than the third quarter of 2017, primarily due to significantly lower results from investments in public equities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $856 million for the third quarter of 2018, 17% higher than the third quarter of 2017, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, an increase in total average loans receivable, and higher yields on financial instruments owned and loans receivable. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, collateralized financings, long-term borrowings and deposits, and increases in total average long-term borrowings and deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

99	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2018 versus September 2017

Net revenues in the consolidated statements of earnings were $28.08 billion for the first nine months of 2018, 16% higher than the first nine months of 2017, primarily due to significantly higher market making revenues and net interest income. In addition, investment management, investment banking, other principal transactions and commissions and fees were all higher.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $5.82 billion for the first nine months of 2018, 11% higher than the first nine months of 2017. Revenues in underwriting were significantly higher, primarily due to significantly higher revenues in equity underwriting, driven by initial public offerings. Revenues in debt underwriting were higher, primarily reflecting higher revenues from leveraged finance and investment-grade activity. These increases were partially offset by slightly lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.

Investment management revenues in the consolidated statements of earnings were $4.95 billion for the first nine months of 2018, 16% higher than the first nine months of 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were also higher, reflecting higher average assets under supervision and the impact of the recently adopted revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Commissions and fees in the consolidated statements of earnings were $2.36 billion for the first nine months of 2018, 4% higher than the first nine months of 2017, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes.

Market making revenues in the consolidated statements of earnings were $8.03 billion for the first nine months of 2018, 25% higher than the first nine months of 2017, due to significantly higher revenues in equity products, interest rate products and commodities and slightly higher revenues in currencies. These increases were partially offset by significantly lower revenues in mortgages and slightly lower revenues in credit products.

Other principal transactions revenues in the consolidated statements of earnings were $4.15 billion for the first nine months of 2018, 4% higher than the first nine months of 2017, primarily reflecting a significant increase in net gains from private equities, driven by corporate performance and company-specific events, including sales, partially offset by significantly lower net gains from public equities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $2.78 billion for the first nine months of 2018, 36% higher than the first nine months of 2017, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, increases in total average loans receivable, other interest-earning assets and financial instruments owned, and higher yields on financial instruments owned and loans receivable. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, collateralized financings, deposits and long-term borrowings, and increases in total average long-term borrowings, deposits and collateralized financings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

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

The table below presents our operating expenses and total staff (including employees, consultants and temporary staff).

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Compensation and benefits	$ 3,091	$ 3,172	$10,672	$ 9,696
Brokerage, clearing, exchange and distribution fees	714	711	2,370	2,144
Market development	167	138	532	413
Communications and technology	250	220	761	667
Depreciation and amortization	317	280	951	802
Occupancy	203	177	594	543
Professional fees	238	227	696	661
Other expenses	588	425	1,735	1,289
Total non-compensation expenses	2,477	2,178	7,639	6,519
Total operating expenses	$ 5,568	$ 5,350	$18,311	$16,215
Total staff at period-end	39,800	35,800

In the table above, regulatory-related fees that are paid to exchanges, reported in other expenses prior to 2018, are now reported in brokerage, clearing, exchange and distribution fees. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs September 2018 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Three Months Ended September 2018 versus September 2017. Operating expenses in the consolidated statements of earnings were $5.57 billion for the third quarter of 2018, 4% higher than the third quarter of 2017. The accrual for compensation and benefits expenses in the consolidated statements of earnings was $3.09 billion for the third quarter of 2018, 3% lower than the third quarter of 2017.

Non-compensation expenses in the consolidated statements of earnings were $2.48 billion for the third quarter of 2018, 14% higher than the third quarter of 2017, primarily reflecting higher net provisions for litigation and regulatory proceedings and higher expenses related to consolidated investments and our digital lending and deposit platform, Marcus: by Goldman Sachs (Marcus), with the increases primarily in market development expenses, depreciation and amortization expenses and other expenses. In addition, technology expenses were higher, reflecting higher expenses related to computing services. The increase in non-compensation expenses compared with the third quarter of 2017 also included approximately $85 million related to the recently adopted revenue recognition standard. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Net provisions for litigation and regulatory proceedings for the third quarter of 2018 were $136 million compared with $18 million for the third quarter of 2017.

As of September 2018, total staff increased 5% compared with June 2018, primarily reflecting the timing of campus hires.

Nine Months Ended September 2018 versus September 2017. Operating expenses in the consolidated statements of earnings were $18.31 billion for the first nine months of 2018, 13% higher than the first nine months of 2017. The accrual for compensation and benefits expenses in the consolidated statements of earnings was $10.67 billion for the first nine months of 2018, 10% higher than the first nine months of 2017, reflecting an increase in net revenues. The ratio of compensation and benefits to net revenues for the first nine months of 2018 was 38.0%, compared with 40.0% for the first nine months of 2017. This ratio was 39.0% for the first half of 2018.

Non-compensation expenses in the consolidated statements of earnings were $7.64 billion for the first nine months of 2018, 17% higher than the first nine months of 2017. This increase reflected higher expenses related to consolidated investments and Marcus, with the increases primarily in market development expenses, depreciation and amortization expenses and other expenses. In addition, brokerage, clearing, exchange and distribution fees were higher, reflecting an increase in activity levels, and net provisions for litigation and regulatory proceedings increased. Technology expenses also increased, reflecting higher expenses related to computing services. The increase in non-compensation expenses compared with the first nine months of 2017 also included approximately $215 million related to the recently adopted revenue recognition standard. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Net provisions for litigation and regulatory proceedings for the first nine months of 2018 were $328 million compared with $179 million for the first nine months of 2017.

As of September 2018, total staff increased 9% compared with December 2017, reflecting investments in technology and business growth.

Provision for Taxes

The effective income tax rate for the first nine months of 2018 was 19.0%, down from the full year tax rate of 61.5% for 2017, as 2017 included the estimated impact of Tax Legislation, which increased our effective income tax rate by 39.5 percentage points. Additionally, the decrease compared with the full year rate for 2017 reflected the impact of the lower U.S. corporate income tax rate in 2018. The estimated impact of Tax Legislation was an increase in income tax expense of $4.40 billion for 2017. The impact of Tax Legislation may differ from this estimate, possibly materially, due to, among other things, (i) refinement of our calculations based on updated information, (ii) changes in interpretations and assumptions, (iii) guidance that may be issued and (iv) actions we may take as a result of Tax Legislation. During the nine months ended September 2018, we did not make any material adjustments to this estimate. During the fourth quarter of 2018, we expect to finalize this estimate to reflect the impact of subsequent guidance issued by the U.S. Internal Revenue Service and refinement of our calculations based on updated information.

101	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The decrease compared with the effective income tax rate of 19.4% for the first half of 2018 was primarily due to the impact of permanent tax benefits and changes in the earnings mix, partially offset by a decrease in the impact of tax benefits from the settlement of employee share-based awards in the first nine months of 2018 compared with the first half of 2018.

Effective January 1, 2018, Tax Legislation reduced the U.S. corporate tax rate to 21 percent, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2 percent of total deductible expenses to certain foreign subsidiaries. GILTI is a 10.5 percent tax, before allowable credits for foreign taxes paid, on the annual earnings and profits of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. Based on our current understanding of these rules, the impact of BEAT and GILTI was not material to our effective income tax rate in the first nine months of 2018 and is not expected to be material to our effective income tax rate for the remainder of 2018.

Segment Operating Results

The table below presents the net revenues, operating expenses and pre-tax earnings of our segments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Investment Banking
Net revenues	$1,980	$1,797	$ 5,818	$ 5,230
Operating expenses	1,114	946	3,334	2,905
Pre-tax earnings	$ 866	$ 851	$ 2,484	$ 2,325
Institutional Client Services
Net revenues	$3,101	$3,120	$11,056	$ 9,530
Operating expenses	2,357	2,331	8,061	7,276
Pre-tax earnings	$ 744	$ 789	$ 2,995	$ 2,254
Investing & Lending
Net revenues	$1,861	$1,883	$ 5,892	$ 4,923
Operating expenses	777	855	2,760	2,368
Pre-tax earnings	$1,084	$1,028	$ 3,132	$ 2,555
Investment Management
Net revenues	$1,704	$1,526	$ 5,318	$ 4,556
Operating expenses	1,320	1,218	4,156	3,666
Pre-tax earnings	$ 384	$ 308	$ 1,162	$ 890
Total net revenues	$8,646	$8,326	$28,084	$24,239
Total operating expenses	5,568	5,350	18,311	16,215
Total pre-tax earnings	$3,078	$2,976	$ 9,773	$ 8,024

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Financial Advisory	$ 916	$ 911	$2,306	$2,416
Equity underwriting	432	212	1,331	783
Debt underwriting	632	674	2,181	2,031
Total Underwriting	1,064	886	3,512	2,814
Total net revenues	1,980	1,797	5,818	5,230
Operating expenses	1,114	946	3,334	2,905
Pre-tax earnings	$ 866	$ 851	$2,484	$2,325

Goldman Sachs September 2018 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September
$ in billions	2018	2017	2018	2017
Announced mergers and acquisitions	$213	$178	$1,016	$519
Completed mergers and acquisitions	$239	$373	$ 667	$795
Equity and equity-related offerings	$ 15	$ 15	$ 56	$ 47
Debt offerings	$ 63	$ 75	$ 212	$235

In the table above:

•	Volumes are per Dealogic.

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

Operating Environment. During the third quarter of 2018, industry-wide announced and completed mergers and acquisitions transactions decreased compared with the second quarter of 2018.

In underwriting, industry-wide equity and debt underwriting transactions decreased compared with the second quarter of 2018. Although initial public offerings declined, activity remained solid.

In the future, if industry-wide mergers and acquisitions transactions continue to decline, or if equity or debt underwriting transactions continue to decline, net revenues in Investment Banking would likely continue to be negatively impacted.

Three Months Ended September 2018 versus September 2017. Net revenues in Investment Banking were $1.98 billion for the third quarter of 2018, 10% higher than the third quarter of 2017.

Net revenues in Financial Advisory were $916 million, essentially unchanged compared with a strong third quarter of 2017.

Net revenues in Underwriting were $1.06 billion, 20% higher than the third quarter of 2017, reflecting significantly higher net revenues in equity underwriting, driven by initial public offerings. This increase was partially offset by lower net revenues in debt underwriting, reflecting a decline in investment-grade activity.

Operating expenses were $1.11 billion for the third quarter of 2018, 18% higher than the third quarter of 2017, primarily due to higher net provisions for litigation and regulatory proceedings, increased compensation and benefits expenses, reflecting higher net revenues, and the impact of the recently adopted revenue recognition standard. Pre-tax earnings were $866 million in the third quarter of 2018, 2% higher than the third quarter of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

As of September 2018, our investment banking transaction backlog decreased compared with June 2018, primarily due to lower estimated net revenues from potential advisory transactions and significantly lower estimated net revenues from equity underwriting transactions, primarily in initial public offerings. In addition, estimated net revenues from potential debt underwriting transactions were lower, particularly from leveraged finance and investment-grade transactions.

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

103	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Nine Months Ended September 2018 versus September 2017. Net revenues in Investment Banking were $5.82 billion for the first nine months of 2018, 11% higher than the first nine months of 2017.

Net revenues in Financial Advisory were $2.31 billion, 5% lower than a strong first nine months of 2017, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.

Net revenues in Underwriting were $3.51 billion, 25% higher than the first nine months of 2017, primarily due to significantly higher net revenues in equity underwriting, driven by initial public offerings. Net revenues in debt underwriting were higher, primarily reflecting higher net revenues from leveraged finance and investment-grade activity.

Operating expenses were $3.33 billion for the first nine months of 2018, 15% higher than the first nine months of 2017, due to the impact of the recently adopted revenue recognition standard, higher net provisions for litigation and regulatory proceedings, and increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $2.48 billion in the first nine months of 2018, 7% higher than the first nine months of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

As of September 2018, our investment banking transaction backlog increased compared with December 2017, due to significantly higher estimated net revenues from potential advisory transactions. Estimated net revenues from potential debt underwriting transactions were slightly higher. These increases were partially offset by lower estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings.

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

Goldman Sachs September 2018 Form 10-Q	104

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
FICC Client Execution	$1,307	$1,452	$ 5,060	$4,296
Equities client execution	681	584	2,434	1,823
Commissions and fees	674	681	2,254	2,183
Securities services	439	403	1,308	1,228
Total Equities	1,794	1,668	5,996	5,234
Total net revenues	3,101	3,120	11,056	9,530
Operating expenses	2,357	2,331	8,061	7,276
Pre-tax earnings	$ 744	$ 789	$ 2,995	$2,254

In the table above, net revenues for the three months ended September 2018 included $112 million ($48 million in FICC Client Execution and $64 million in Equities) of the total gain of $160 million related to the retirement of our unsecured borrowings. The remaining portion of the gain was included in Investing & Lending. See Note 16 to the consolidated financial statements for further information about the retirement of our unsecured borrowings.

The table below presents net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended September 2018
Market making	$1,281	$1,000	$ 2,281
Commissions and fees	–	674	674
Net interest income	26	120	146
Total net revenues	$1,307	$1,794	$ 3,101
Three Months Ended September 2017
Market making	$1,237	$ 875	$ 2,112
Commissions and fees	–	681	681
Net interest income	215	112	327
Total net revenues	$1,452	$1,668	$ 3,120
Nine Months Ended September 2018
Market making	$4,545	$3,486	$ 8,031
Commissions and fees	–	2,254	2,254
Net interest income	515	256	771
Total net revenues	$5,060	$5,996	$11,056
Nine Months Ended September 2017
Market making	$3,796	$2,649	$ 6,445
Commissions and fees	–	2,183	2,183
Net interest income	500	402	902
Total net revenues	$4,296	$5,234	$ 9,530

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

105	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

See “Net Revenues” above for further information about market making revenues, commissions and fees, and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution was client activity.

Operating Environment. During the third quarter of 2018, Institutional Client Services operated in an environment generally characterized by continued low levels of volatility, with average daily VIX continuing to decline, ending below 13 for the quarter, after peaking above 37 in early February. In addition, amid economic uncertainty in emerging markets and trade policy uncertainty, client activity was at low levels, particularly in fixed income products. Global equity markets were generally higher compared with the end of the second quarter of 2018 (with the MSCI World Index up 4%). Oil prices decreased during the quarter to approximately $73 per barrel (WTI), while natural gas prices increased to $3.01 per million British thermal units. In credit markets, spreads generally tightened during the quarter. If volatility continues to decline, or activity levels remain low, net revenues in Institutional Client Services would likely continue to be negatively impacted. See “Business Environment” above for further information about economic and market conditions in the global operating environment during the quarter.

Three Months Ended September 2018 versus September 2017. Net revenues in Institutional Client Services were $3.10 billion for the third quarter of 2018, essentially unchanged compared with the third quarter of 2017.

Net revenues in FICC Client Execution were $1.31 billion for the third quarter of 2018, 10% lower than the third quarter of 2017, reflecting lower client activity.

The following provides information about our FICC Client Execution net revenues by business, compared with results in the third quarter of 2017:

•	Net revenues in interest rate products were significantly lower, reflecting lower client activity.

•	Net revenues in credit products were lower, primarily reflecting lower client activity.

•	Net revenues in mortgages were lower, primarily reflecting the impact of changes in market-making conditions on our inventory.

•	Net revenues in commodities were higher, primarily reflecting the impact of improved market-making conditions on our inventory compared with challenging conditions in the same prior year period.

•	Net revenues in currencies were higher, primarily reflecting higher client activity.

Net revenues in Equities were $1.79 billion for the third quarter of 2018, 8% higher than the third quarter of 2017, primarily due to higher net revenues in equities client execution, reflecting significantly higher net revenues in derivatives, partially offset by lower net revenues in cash products. In addition, net revenues in securities services were higher, reflecting higher average customer balances, and commissions and fees were essentially unchanged.

Operating expenses were $2.36 billion for the third quarter of 2018, essentially unchanged compared with the third quarter of 2017. Pre-tax earnings were $744 million in the third quarter of 2018, 6% lower than the third quarter of 2017.

Nine Months Ended September 2018 versus September 2017. Net revenues in Institutional Client Services were $11.06 billion for the first nine months of 2018, 16% higher than the first nine months of 2017.

Net revenues in FICC Client Execution were $5.06 billion for the first nine months of 2018, 18% higher than the first nine months of 2017, primarily reflecting the impact of improved market-making conditions on our inventory.

The following provides information about our FICC Client Execution net revenues by business, compared with results in the first nine months of 2017:

•

Net revenues in commodities were significantly higher, primarily reflecting the impact of improved market-making conditions on our inventory compared with challenging conditions in the first nine months of 2017.

•	Net revenues in currencies were significantly higher and net revenues in credit products were higher, both primarily reflecting higher client activity.

•	Net revenues in mortgages were lower, primarily reflecting lower client activity.

•	Net revenues in interest rate products were slightly lower.

Net revenues in Equities were $6.00 billion for the first nine months of 2018, 15% higher than the first nine months of 2017, primarily due to significantly higher net revenues in equities client execution, reflecting significantly higher results in both cash products and derivatives. In addition, net revenues in securities services were higher, reflecting higher average customer balances, and commissions and fees were slightly higher.

Operating expenses were $8.06 billion for the first nine months of 2018, 11% higher than the first nine months of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. In addition, brokerage, clearing, exchange and distribution fees were higher, reflecting an increase in activity levels. Pre-tax earnings were $3.00 billion in the first nine months of 2018, 33% higher than the first nine months of 2017.

Goldman Sachs September 2018 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans, including our relationship lending activities, to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, including through our Merchant Banking business and our Special Situations Group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that we manage. We also make unsecured and secured loans through our digital platforms, Marcus and Goldman Sachs Private Bank Select (GS Select), respectively.

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Equity securities	$1,111	$1,391	$3,461	$3,369
Debt securities and loans	750	492	2,431	1,554
Total net revenues	1,861	1,883	5,892	4,923
Operating expenses	777	855	2,760	2,368
Pre-tax earnings	$1,084	$1,028	$3,132	$2,555

Operating Environment. During the third quarter of 2018, our investments in private equities benefited from strong corporate performance, while investments in public equities reflected modest losses, particularly in Asia. Results for our investments in debt securities and loans reflected continued growth in loans receivables, resulting in higher net interest income. If macroeconomic concerns negatively affect corporate performance or the origination of loans, or if global equity prices decline, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended September 2018 versus September 2017. Net revenues in Investing & Lending were $1.86 billion for the third quarter of 2018, essentially unchanged compared with the third quarter of 2017.

Net revenues in equity securities were $1.11 billion, including $1.17 billion of net gains from private equities, primarily driven by corporate performance, partially offset by $63 million of net losses from public equities. Approximately 55% of the net revenues in equity securities were generated from corporate investments and 45% were generated from real estate.

Net revenues in equity securities were 20% lower than the third quarter of 2017, due to significantly lower results from investments in public equities.

Net revenues in debt securities and loans were $750 million, 52% higher than the third quarter of 2017, primarily driven by significantly higher net interest income. The third quarter of 2018 included net interest income of approximately $700 million compared with approximately $450 million in the third quarter of 2017. The provision for losses on loans and lending commitments for the third quarter of 2018 was $174 million compared with $64 million for the third quarter of 2017, primarily related to loan growth.

Operating expenses were $777 million for the third quarter of 2018, 9% lower than the third quarter of 2017, primarily due to decreased compensation and benefits expenses, partially offset by increased expenses related to consolidated investments and Marcus. Pre-tax earnings were $1.08 billion in the third quarter of 2018, 5% higher than the third quarter of 2017.

Nine Months Ended September 2018 versus September 2017. Net revenues in Investing & Lending were $5.89 billion for the first nine months of 2018, 20% higher than the first nine months of 2017.

Net revenues in equity securities were $3.46 billion, including $3.38 billion of net gains from private equities and $84 million of net gains from public equities. Approximately 50% of the net revenues in equity securities were driven by net gains from company-specific events, such as sales, and public equities. Additionally, approximately 60% of the net revenues in equity securities were generated from corporate investments and 40% were generated from real estate.

Net revenues in equity securities were 3% higher than the first nine months of 2017, reflecting a significant increase in net gains from private equities, driven by corporate performance and company-specific events, including sales, partially offset by significantly lower net gains from public equities.

Net revenues in debt securities and loans were $2.43 billion, 56% higher than the first nine months of 2017, primarily driven by significantly higher net interest income. The first nine months of 2018 included net interest income of approximately $1.90 billion compared with approximately $1.25 billion in the first nine months of 2017. Provision for losses on loans and lending commitments for the first nine months of 2018 was $452 million compared with $367 million for the first nine months of 2017.

Operating expenses were $2.76 billion for the first nine months of 2018, 17% higher than the first nine months of 2017, due to increased expenses related to consolidated investments and Marcus. Pre-tax earnings were $3.13 billion in the first nine months of 2018, 23% higher than the first nine months of 2017.

107	Goldman Sachs September 2018 Form 10-Q

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class and distribution channel and are affected by investment performance as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 35 basis points for each of the three and nine months ended September 2018 and September 2017.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2018	2017	2018	2017
Management and other fees	$1,382	$1,272	$4,073	$3,775
Incentive fees	148	86	677	288
Transaction revenues	174	168	568	493
Total net revenues	1,704	1,526	5,318	4,556
Operating expenses	1,320	1,218	4,156	3,666
Pre-tax earnings	$ 384	$ 308	$1,162	$ 890

The table below presents our period-end assets under supervision by asset class and by distribution channel.

	As of September
$ in billions	2018	2017
Asset Class
Alternative investments	$ 175	$ 169
Equity	349	305
Fixed income	668	654
Total long-term AUS	1,192	1,128
Liquidity products	358	328
Total AUS	$1,550	$1,456
Distribution Channel
Institutional	$ 581	$ 564
High-net-worth individuals	483	446
Third-party distributed	486	446
Total AUS	$1,550	$1,456

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents a summary of the changes in our assets under supervision.

	Three Months Ended September		Nine Months Ended September
$ in billions	2018	2017	2018	2017
Beginning balance	$1,513	$1,406	$1,494	$1,379
Net inflows/(outflows):
Alternative investments	3	2	5	17
Equity	7	(1)	14	1
Fixed income	3	12	15	25
Total long-term AUS net inflows/(outflows)	13	13	34	43
Liquidity products	8	14	13	(30)
Total AUS net inflows/(outflows)	21	27	47	13
Net market appreciation/(depreciation)	16	23	9	64
Ending balance	$1,550	$1,456	$1,550	$1,456

In the table above, total AUS net inflows/(outflows) for the nine months ended September 2017 included $23 billion of inflows ($20 billion in long-term AUS and $3 billion in liquidity products) in connection with the acquisition of a portion of Verus Investors’ outsourced chief investment officer business and $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform.

Goldman Sachs September 2018 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our average monthly assets under supervision by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2018	2017	2018	2017
Alternative investments	$ 174	$ 167	$ 171	$ 160
Equity	340	297	333	285
Fixed income	665	645	664	626
Total long-term AUS	1,179	1,109	1,168	1,071
Liquidity products	352	321	342	328
Total AUS	$1,531	$1,430	$1,510	$1,399

Operating Environment. During the third quarter of 2018, our assets under supervision increased from net inflows across all asset classes and appreciation in our client assets, reflecting generally higher global equity prices. The mix of our average assets under supervision between long-term assets under supervision and liquidity products was essentially unchanged compared with the second quarter of 2018. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended September 2018 versus September 2017. Net revenues in Investment Management were $1.70 billion for the third quarter of 2018, 12% higher than the third quarter of 2017, primarily due to higher management and other fees, reflecting higher average assets under supervision and the impact of the recently adopted revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, incentive fees were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

During the quarter, total assets under supervision increased $37 billion to $1.55 trillion. Long-term assets under supervision increased $29 billion, due to net market appreciation of $16 billion and net inflows of $13 billion, both primarily in equity assets. Liquidity products increased $8 billion.

Operating expenses were $1.32 billion for the third quarter of 2018, 8% higher than the third quarter of 2017, primarily due to the impact of the recently adopted revenue recognition standard, and increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $384 million in the third quarter of 2018, 25% higher than the third quarter of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Nine Months Ended September 2018 versus September 2017. Net revenues in Investment Management were $5.32 billion for the first nine months of 2018, 17% higher than the first nine months of 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were also higher, reflecting higher average assets under supervision and the impact of the recently adopted revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, transaction revenues were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

During the first nine months of 2018, total assets under supervision increased $56 billion to $1.55 trillion. Long-term assets under supervision increased $43 billion, due to net inflows of $34 billion, primarily in fixed income and equity assets, and net market appreciation of $9 billion, reflecting appreciation in equity assets. Liquidity products increased $13 billion.

Operating expenses were $4.16 billion for the first nine months of 2018, 13% higher than the first nine months of 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, and the impact of the recently adopted revenue recognition standard. Pre-tax earnings were $1.16 billion in the first nine months of 2018, 31% higher than the first nine months of 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

109	Goldman Sachs September 2018 Form 10-Q

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

In order to ensure appropriate risk management, we seek to maintain a sufficiently liquid balance sheet and have processes in place to dynamically manage our assets and liabilities, which include (i) balance sheet planning, (ii) balance sheet limits, (iii) monitoring of key metrics and (iv) scenario analyses.

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

Our consolidated balance sheet plan, including our balance sheets by business, funding projections and projected key metrics, is reviewed and approved by the Firmwide Finance Committee. See “Risk Management — Overview and Structure of Risk Management” for an overview of our risk management structure.

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

Goldman Sachs September 2018 Form 10-Q	110

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

The table below presents our balance sheet allocation.

	As of
$ in millions	September 2018	December 2017
GCLA, segregated assets and other	$282,432	$285,270
Secured client financing	160,872	164,123
Inventory	244,378	216,883
Secured financing agreements	68,706	64,991
Receivables	45,402	36,750
Institutional Client Services	358,486	318,624
Public equity	1,688	2,072
Private equity	19,537	20,253
Total equity	21,225	22,325
Loans receivable	76,011	65,933
Loans, at fair value	13,149	14,877
Total loans	89,160	80,810
Debt securities	10,434	8,797
Other	4,954	8,481
Investing & Lending	125,773	120,413
Total inventory and related assets	484,259	439,037
Other assets	29,627	28,346
Total assets	$957,190	$916,776

The following is a description of the captions in the table above:

•

Global Core Liquid Assets (GCLA), Segregated Assets and Other. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Risk Management — Liquidity Risk Management” below for information about the composition and sizing of our GCLA. We also segregate cash and securities for regulatory and other purposes related to client activity. Securities are segregated from our own inventory, as well as from collateral obtained through securities borrowed or resale agreements. In addition, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities or jurisdictions where we do not have immediate access to parent company liquidity.

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

•

Investing & Lending. We invest in and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, through our Merchant Banking business and our Special Situations Group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. We also make unsecured and secured loans through our digital platforms, Marcus and GS Select, respectively. Other Investing & Lending primarily includes receivables from customers and counterparties.

Equity. We make corporate, infrastructure, real estate and other equity-related investments. As of September 2018, 31% of total equity was in investments made in 2011 or earlier, 23% was in investments made during 2012 through 2014, and 46% was in investments made since the beginning of 2015.

The table below presents equity by type and region.

	As of
$ in millions	September 2018	December 2017
Equity Type
Corporate	$16,700	$18,194
Real Estate	4,525	4,131
Total	$21,225	$22,325
Region
Americas	53%	54%
Europe, Middle East and Africa	19%	18%
Asia	28%	28%
Total	100%	100%

111	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Loans. We provide financing to corporate clients and Private Wealth Management (PWM) clients. We also make unsecured and secured loans through our digital platforms, Marcus and GS Select, respectively.

The table below presents loans by type and region.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of September 2018
Loan Type
Corporate loans	$35,980	$ 3,129	$39,109
Loans to PWM clients	16,763	6,967	23,730
Loans backed by:
Commercial real estate	10,343	1,344	11,687
Residential real estate	6,576	998	7,574
Marcus loans	3,959	–	3,959
Other loans	3,364	711	4,075
Allowance for loan losses	(974)	–	(974)
Total	$76,011	$13,149	$89,160
Region
Americas	66%	11%	77%
Europe, Middle East and Africa	16%	3%	19%
Asia	3%	1%	4%
Total	85%	15%	100%
As of December 2017
Loan Type
Corporate loans	$30,749	$ 3,924	$34,673
Loans to PWM clients	16,591	7,102	23,693
Loans backed by:
Commercial real estate	7,987	1,825	9,812
Residential real estate	6,234	1,043	7,277
Marcus loans	1,912	–	1,912
Other loans	3,263	983	4,246
Allowance for loan losses	(803)	–	(803)
Total	$65,933	$14,877	$80,810
Region
Americas	64%	13%	77%
Europe, Middle East and Africa	14%	4%	18%
Asia	4%	1%	5%
Total	82%	18%	100%

See Note 9 to the consolidated financial statements for further information about loans receivable.

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables and miscellaneous receivables. Other assets included $12.64 billion as of September 2018 and $9.42 billion as of December 2017, held by consolidated investment entities in connection with our Investing & Lending segment activities. Substantially all of such assets consisted of real estate.

The table below presents the reconciliation of this balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of September 2018
Cash and cash equivalents	$118,871	$ –	$ –	$ –	$118,871
Securities purchased under agreements to resell	87,501	33,146	22,724	76	143,447
Securities borrowed	14,499	94,410	45,982	–	154,891
Receivables from brokers, dealers and clearing organizations	–	3,906	24,227	197	28,330
Receivables from customers and counterparties	–	29,410	21,175	4,400	54,985
Loans receivable	–	–	–	76,011	76,011
Financial instruments owned	61,561	–	244,378	45,089	351,028
Subtotal	$282,432	$160,872	$358,486	$125,773	$927,563
Other assets					29,627
Total assets					$957,190
As of December 2017
Cash and cash equivalents	$110,051	$ –	$ –	$ –	$110,051
Securities purchased under agreements to resell	73,277	26,202	20,931	412	120,822
Securities borrowed	49,242	97,546	44,060	–	190,848
Receivables from brokers, dealers and clearing organizations	–	7,712	16,945	19	24,676
Receivables from customers and counterparties	–	32,663	19,805	7,644	60,112
Loans receivable	–	–	–	65,933	65,933
Financial instruments owned	52,700	–	216,883	46,405	315,988
Subtotal	$285,270	$164,123	$318,624	$120,413	$888,430
Other assets					28,346
Total assets					$916,776

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

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2017 to September 2018.

Goldman Sachs September 2018 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of September 2018, total assets in our consolidated statements of financial condition were $957.19 billion, an increase of $40.41 billion from December 2017, primarily reflecting increases in financial instruments owned of $35.04 billion, loans receivable of $10.08 billion, and cash and cash equivalents of $8.82 billion, partially offset by a net decrease in collateralized agreements of $13.33 billion. The increase in financial instruments owned primarily reflected higher client activity in equity securities and government and agency obligations. The increase in loans receivable primarily reflected an increase in loans to corporate borrowers and loans backed by commercial real estate. The increase in cash and cash equivalents and the net decrease in collateralized agreements reflected the impact of firm and client activity.

As of September 2018, total liabilities in our consolidated statements of financial condition were $870.43 billion, an increase of $35.90 billion from December 2017, primarily reflecting increases in deposits of $12.91 billion, unsecured long-term borrowings of $11.70 billion, and payables to customers and counterparties of $8.78 billion. The increase in deposits primarily reflected increases in Marcus deposits and brokered certificates of deposit. The increase in unsecured long-term borrowings was primarily due to net new issuances. The increase in payables to customers and counterparties reflected client activity.

Our total securities sold under agreements to repurchase, accounted for as collateralized financings, were $85.92 billion as of September 2018 and $84.72 billion as of December 2017, which were 3% higher as of September 2018 and 2% lower as of December 2017 than the daily average amount of repurchase agreements over the respective quarters. As of September 2018, the increase in our repurchase agreements relative to the daily average during the quarter resulted from client and firm activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

The table below presents information about our balance sheet and leverage ratios.

	As of
$ in millions	September 2018	December 2017
Total assets	$957,190	$916,776
Unsecured long-term borrowings	$229,387	$217,687
Total shareholders’ equity	$ 86,762	$ 82,243
Leverage ratio	11.0x	11.1x
Debt to equity ratio	2.6x	2.6x

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

	As of
$ in millions, except per share amounts	September 2018	December 2017
Total shareholders’ equity	$ 86,762	$ 82,243
Preferred stock	(11,203)	(11,853)
Common shareholders’ equity	75,559	70,390
Goodwill and identifiable intangible assets	(4,101)	(4,038)
Tangible common shareholders’ equity	$ 71,458	$ 66,352
Book value per common share	$ 197.33	$ 181.00
Tangible book value per common share	$ 186.62	$ 170.61

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 382.9 million as of September 2018 and 388.9 million as of December 2017. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

113	Goldman Sachs September 2018 Form 10-Q

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

•	Savings, demand and time deposits through internal and third-party broker-dealers, Marcus and from institutional clients; and

•	Short-term unsecured debt at the subsidiary level through U.S. and non-U.S. hybrid financial instruments and other methods.

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

Secured Funding. We fund a significant amount of inventory on a secured basis, including repurchase agreements, securities loaned and other secured financings. Secured funding included in collateralized financings in the consolidated statements of financial condition was $128.61 billion as of September 2018 and $124.30 billion as of December 2017. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement or as collateral for derivative transactions. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty roll over probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of September 2018.

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

Goldman Sachs September 2018 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We also raise financing through other types of collateralized financings, such as secured loans and notes. Goldman Sachs Bank USA (GS Bank USA) has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $1.43 billion as of September 2018 and $3.40 billion as of December 2017.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of September 2018.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	$ –	$ –	$ –	$12,037	$ 12,037
2020	$6,093	$9,285	$6,358	$ 6,343	28,079
2021	$3,200	$4,047	$8,465	$ 7,469	23,181
2022	$6,134	$6,046	$5,417	$ 5,812	23,409
2023	$8,437	$4,859	$8,327	$ 4,435	26,058
2024 - thereafter					116,623
Total					$229,387

The weighted average maturity of our unsecured long-term borrowings as of September 2018 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. A growing portion of our deposit base consists of retail deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits primarily through GS Bank USA and Goldman Sachs International Bank (GSIB). Our deposits were $151.52 billion as of September 2018 and $138.60 billion as of December 2017. In September 2018, we launched Marcus in the U.K. to accept deposits.

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

Our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $41.74 billion as of September 2018 and $46.92 billion as of December 2017. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

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

115	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Capital Planning and Stress Testing Process. As part of capital planning, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress testing process is designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk, as well as our ability to generate revenues.

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

In October 2018, we submitted our semi-annual DFAST results to the FRB and published a summary of the results of our internally developed severely adverse scenario. See “Available Information” below.

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

Goldman Sachs September 2018 Form 10-Q	116

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

We also attribute risk-weighted assets (RWAs) to our business segments. As of September 2018, approximately 60% of RWAs calculated in accordance with the Standardized Capital Rules and approximately 50% of RWAs calculated in accordance with the Basel III Advanced Rules, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of September 2018, the remaining share authorization under our existing repurchase program was 39.3 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

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

117	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Capital Framework includes risk-based capital buffers that will phase in ratably, becoming fully effective on January 1, 2019. The minimum risk-based capital ratios applicable to us as of January 2019 will reflect the fully phased-in capital conservation buffer (2.5%), the countercyclical capital buffer, if any, determined by the FRB and the fully phased-in G-SIB buffer (2.5%). Based on financial data for the nine months ended September 2018, our current estimate is that we are above the threshold for the 3.0% G-SIB buffer. The earliest this buffer could be effective is January 2021. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

See “Regulatory Matters and Developments — Regulatory Developments” below for information about the FRB’s proposed rule related to the capital conservation buffer. In addition, see Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.

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

GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $19.71 billion as of September 2018 and $15.57 billion as of December 2017, which exceeded the amount required by $17.30 billion as of September 2018 and $13.15 billion as of December 2017. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both September 2018 and December 2017, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

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

The table below presents GSI’s minimum required risk-based capital ratios.

	September 2018 Minimum Ratio	December 2017 Minimum Ratio
CET1 ratio	7.957%	7.165%
Tier 1 capital ratio	9.943%	9.143%
Total capital ratio	12.583%	11.771%

In the table above, the minimum risk-based capital ratios incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of risk-based capital buffers.

The table below presents GSI’s risk-based capital ratios.

	As of
$ in millions	September 2018	December 2017
CET1	$ 26,115	$ 24,871
Tier 1 capital	$ 31,915	$ 30,671
Tier 2 capital	5,377	5,377
Total capital	$ 37,292	$ 36,048
RWAs	$209,070	$225,942
CET1 ratio	12.5%	11.0%
Tier 1 capital ratio	15.3%	13.6%
Total capital ratio	17.8%	16.0%

Goldman Sachs September 2018 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above, CET1, Tier 1 capital and Total capital as of September 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and contributed approximately 71 basis points to the risk-based capital ratios.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required minimum leverage ratio is expected to become effective for GSI no earlier than January 1, 2021. GSI had a leverage ratio of 4.2% as of September 2018 and 4.1% as of December 2017. Tier 1 capital as of September 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and these amounts contributed approximately 19 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of both September 2018 and December 2017, these subsidiaries were in compliance with their local capital adequacy requirements.

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

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s 2018 resolution plan was submitted on June 28, 2018. In August 2018, the FDIC extended the next resolution plan filing deadline to no sooner than July 1, 2020.

Regulatory Developments

Total Loss-Absorbing Capacity (TLAC). In December 2016, the FRB adopted a final rule, establishing new TLAC and related requirements for U.S. bank holding companies designated as G-SIBs. The rule will be effective in January 2019, with no phase-in period.

As of September 2018, we had sufficient TLAC to be compliant with the requirement. See “Business — Regulation” in Part I, Item 1 of the 2017 Form 10-K for further information about the FRB’s TLAC rule.

119	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Stress Buffer and Supplementary Leverage Ratio (SLR) Requirements. In April 2018, the FRB issued a proposed rule to establish stress buffer requirements. Under the proposal, a stress capital buffer (SCB) would replace the 2.5% component of the capital conservation buffer. The SCB, subject to a minimum of 2.5%, would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s CCAR stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer (SLB) requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio.

Under the proposal, the SCB and SLB requirements would become effective on October 1, 2019.

In addition, in April 2018, the FRB issued a proposed rule which would replace the current 2% SLR buffer for G-SIBs, including Group Inc., with a buffer equal to 50% of their G-SIB buffer. This proposal would also make conforming modifications to the minimum TLAC and eligible long-term debt requirements applicable to G-SIBs.

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Leases	See “Contractual Obligations” below and Note 18 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” below and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs September 2018 Form 10-Q	120

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

The table below presents our contractual obligations by type.

As of
$ in millions	September 2018	December 2017
Time deposits	$ 30,160	$ 30,075
Secured long-term financings	$ 12,745	$ 9,892
Unsecured long-term borrowings	$229,387	$217,687
Contractual interest payments	$ 55,503	$ 54,489
Subordinated liabilities of consolidated VIEs	$ 15	$ 19
Minimum rental payments	$ 2,361	$ 1,964

The table below presents our contractual obligations by period of expiration.

	As of September 2018
$ in millions	Remainder of 2018	2019 - 2020	2021 - 2022	2023 - Thereafter
Time deposits	$ –	$11,879	$10,065	$ 8,216
Secured long-term financings	$ –	$ 5,456	$ 3,885	$ 3,404
Unsecured long-term borrowings	$ –	$40,116	$46,590	$142,681
Contractual interest payments	$1,833	$12,726	$ 9,877	$ 31,067
Subordinated liabilities of consolidated VIEs	$ –	$ –	$ –	$ 15
Minimum rental payments	$ 80	$ 596	$ 398	$ 1,287

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

•

As of September 2018, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $2.85 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•

As of September 2018, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of September 2018, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.48 billion.

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2018, and includes stated coupons, if any, on structured notes.

•

Future minimum rental payments are net of minimum sublease rentals under noncancelable leases. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

121	Goldman Sachs September 2018 Form 10-Q

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

Goldman Sachs September 2018 Form 10-Q	122

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

People. Even the best technology serves only as a tool for helping to make informed decisions in real time about the risks we are taking. Ultimately, effective risk management requires our people to interpret our risk data on an ongoing and timely basis and adjust risk positions accordingly. The experience of our professionals, and their understanding of the nuances and limitations of each risk measure, guides us in assessing exposures and maintaining them within prudent levels.

We reinforce a culture of effective risk management, consistent with our risk appetite statement, in our training and development programs, as well as the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence, including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with our highest standards.

123	Goldman Sachs September 2018 Form 10-Q

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

Goldman Sachs September 2018 Form 10-Q	124

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

125	Goldman Sachs September 2018 Form 10-Q

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

Goldman Sachs September 2018 Form 10-Q	126

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

Treasury, which reports to our chief financial officer, has primary responsibility for developing, managing and executing our liquidity and funding strategy.

Liquidity Risk Management, which is independent of our revenue-producing units and Treasury, and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our liquidity risk through firmwide oversight and the establishment of stress testing and limits frameworks.

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

We maintain our GCLA across Group Inc., Goldman Sachs Funding LLC (Funding IHC) and Group Inc.’s major broker-dealer and bank subsidiaries, asset types, and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances and securities in several of our other entities, primarily for use in specific currencies, entities or jurisdictions where we do not have immediate access to parent company liquidity.

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

Our approach to asset-liability management includes:

•

Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for further information;

127	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. We assess our funding requirements and our ability to liquidate assets in a stressed environment while appropriately managing risk. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for further information about our balance sheet management process and “— Funding Sources — Secured Funding” for further information about asset classes that may be harder to fund on a secured basis; and

•

Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2018, Group Inc. had $31.89 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $39.33 billion invested in GSI, a regulated U.K. broker-dealer; $2.74 billion invested in GSJCL, a regulated Japanese broker-dealer; $31.29 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.94 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $118.39 billion of unsubordinated loans (including secured loans of $33.25 billion), and $12.79 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of September 2018. In addition, as of September 2018, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs September 2018 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The contingency funding plan identifies key groups of individuals to foster effective coordination, control and distribution of information, all of which are critical in the management of a crisis or period of market stress. The contingency funding plan also provides information about the responsibilities of these groups and individuals, which include making and disseminating key decisions, coordinating all contingency activities throughout the duration of the crisis or period of market stress, implementing liquidity maintenance activities and managing internal and external communication.

Liquidity Stress Tests

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors, including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, our resolution liquidity models and other applicable regulatory requirements and a qualitative assessment of our condition, as well as the financial markets. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model, the long-term stress testing models and the resolution liquidity models are reported to senior management on a regular basis.

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

•

A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions, though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis;

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

The potential contractual and contingent cash and collateral outflows covered in our Modeled Liquidity Outflow include:

Unsecured Funding

•

Contractual: All upcoming maturities of unsecured long-term debt, commercial paper and other unsecured funding products. We assume that we will be unable to issue new unsecured debt or roll over any maturing debt.

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

129	Goldman Sachs September 2018 Form 10-Q

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

Goldman Sachs September 2018 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our liquidity risk limits are monitored by Treasury and Liquidity Risk Management. Liquidity Risk Management is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded.

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2018 and December 2017 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The table below presents information about average GCLA.

	Average for the Three Months Ended
$ in millions	September 2018	June 2018
Denomination
U.S. dollar	$162,228	$157,585
Non-U.S. dollar	75,603	79,833
Total	$237,831	$237,418
Asset Class
Overnight cash deposits	$ 94,695	$100,860
U.S. government obligations	86,331	85,062
U.S. agency obligations	15,510	9,102
Non-U.S. government obligations	41,295	42,394
Total	$237,831	$237,418
Entity Type
Group Inc. and Funding IHC	$ 39,868	$ 46,067
Major broker-dealer subsidiaries	109,943	105,001
Major bank subsidiaries	88,020	86,350
Total	$237,831	$237,418

In the table above:

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $179.81 billion for the three months ended September 2018 and $166.94 billion for the three months ended June 2018. We do not consider these assets liquid enough to be eligible for our GCLA.

131	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Regulatory Framework

As a bank holding company (BHC), we are subject to a minimum Liquidity Coverage Ratio (LCR) under the LCR rule approved by the U.S. federal bank regulatory agencies. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100%. We expect that fluctuations in client activity, business mix and the market environment will impact our average LCR.

The table below presents information about average daily LCR.

$ in millions	Average for the Three Months Ended September 2018
Total HQLA	$233,721
Eligible HQLA	$170,621
Net cash outflows	$133,126
LCR	128%

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

The following is information on our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2018, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•

GSI. GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended September 2018 exceeded the minimum requirement.

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

As of September 2018
	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs September 2018 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of September 2018
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

Nine Months Ended September 2018. Our cash and cash equivalents increased by $8.82 billion to $118.87 billion at the end of the third quarter of 2018, primarily due to net cash provided by financing activities and operating activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected increases in brokered certificates of deposit and Marcus deposits, and net issuances of unsecured long-term borrowings. The net cash provided by operating activities primarily reflected a decrease in collateralized transactions and an increase in payables to customers and counterparties, partially offset by an increase in financial instruments owned. The net cash used for investing activities was primarily to fund loans receivable to corporate borrowers and loans backed by commercial real estate.

Nine Months Ended September 2017. Our cash and cash equivalents decreased by $5.10 billion to $116.61 billion at the end of the third quarter of 2017. We used $11.38 billion in net cash for operating activities, primarily related to an increase in financial instruments owned, partially offset by a decrease in collateralized transactions. We used $17.83 billion in net cash for investing activities, primarily to fund loans receivable. We generated $24.11 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings.

133	Goldman Sachs September 2018 Form 10-Q

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

Market Risk Management, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our market risk through risk oversight across our global businesses.

Managers in revenue-producing units and Market Risk Management discuss market information, positions and estimated loss scenarios on an ongoing basis. Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

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

Value-at-Risk. VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For assets and liabilities included in VaR, see “Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model, which captures risks including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

Goldman Sachs September 2018 Form 10-Q	134

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

135	Goldman Sachs September 2018 Form 10-Q

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

The table below presents average daily VaR by risk category.

	Three Months Ended			Nine Months Ended September
$ in millions	September 2018	June 2018	September 2017	2018	2017
Interest rates	$ 41	$ 48	$ 38	$ 48	$ 40
Equity prices	28	33	21	32	23
Currency rates	15	14	12	13	14
Commodity prices	10	13	9	11	15
Diversification effect	(41)	(44)	(33)	(40)	(38)
Total	$ 53	$ 64	$ 47	$ 64	$ 54

Our average daily VaR decreased to $53 million for the third quarter of 2018 from $64 million for the second quarter of 2018, primarily due to decreases in the interest rates, equity prices and commodity prices categories, partially offset by a decrease in the diversification effect. The overall decrease was due to reduced exposures and lower levels of volatility.

Our average daily VaR increased to $53 million for the third quarter of 2018 from $47 million for the third quarter of 2017, primarily due to increases in the equity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.

Goldman Sachs September 2018 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Our average daily VaR increased to $64 million for the nine months ended September 2018 from $54 million for the nine months ended September 2017, primarily due to increases in the equity prices and interest rates categories, partially offset by a decrease in the commodity prices category and an increase in the diversification effect. The overall increase was primarily due to increased exposures.

The table below presents period-end VaR by risk category.

	As of
$ in millions	September 2018	June 2018	September 2017
Interest rates	$ 39	$ 48	$ 35
Equity prices	33	33	24
Currency rates	21	12	7
Commodity prices	11	11	8
Diversification effect	(55)	(41)	(29)
Total	$ 49	$ 63	$ 45

Our daily VaR decreased to $49 million as of September 2018 from $63 million as of June 2018, due to an increase in the diversification effect and a decrease in the interest rates category, partially offset by an increase in the currency rates category. The overall decrease was primarily due to reduced exposures.

Our daily VaR increased to $49 million as of September 2018 from $45 million as of September 2017, primarily due to increases in the currency rates, equity prices and interest rates categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.

During the third quarter of 2018, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

	Three Months Ended September 2018
$ in millions	High	Low
Interest rates	$53	$34
Equity prices	$37	$24
Currency rates	$22	$ 9
Commodity prices	$14	$ 8

The high total VaR was $70 million for the three months ended September 2018 and the low total VaR was $44 million for the three months ended September 2018.

The chart below reflects our daily VaR for the nine months ended September 2018.

The chart below presents the frequency distribution of our daily net revenues for positions included in VaR for the quarter ended September 2018.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR during the third quarter of 2018 (i.e., a VaR exception).

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

137	Goldman Sachs September 2018 Form 10-Q

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

	As of
$ in millions	September 2018	June 2018	September 2017
Equity	$1,911	$1,905	$2,140
Debt	1,660	1,628	1,628
Total	$3,571	$3,533	$3,768

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both September 2018 and June 2018. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $44 million as of September 2018 and $41 million as of June 2018. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. Loans receivable were $76.01 billion as of September 2018 and $74.08 billion as of June 2018, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $594 million as of September 2018 and $585 million as of June 2018, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of September 2018 and June 2018, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

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

Goldman Sachs September 2018 Form 10-Q	138

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

Credit Risk Management, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing credit risk. The Risk Governance Committee reviews and approves credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk Management.

Credit Risk Management Process

Effective management of credit risk requires accurate and timely information, a high level of communication and knowledge of customers, countries, industries and products. Our process for managing credit risk includes:

•	Approving transactions and setting and communicating credit exposure limits;

•	Establishing or approving underwriting standards;

•	Monitoring compliance with established credit exposure limits;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Reporting of credit exposures to senior management, the Board and regulators;

•	Using credit risk mitigants, including collateral and hedging; and

•	Communicating and collaborating with other independent risk oversight and control functions.

139	Goldman Sachs September 2018 Form 10-Q

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

Our risk assessment process may also include, where applicable, reviewing certain key metrics, such as delinquency status, collateral values, Fair Isaac Corporation credit scores and other risk factors.

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

Goldman Sachs September 2018 Form 10-Q	140

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

Credit Exposures

As of September 2018, our aggregate credit exposure increased as compared with December 2017, primarily reflecting an increase in loans and lending commitments and cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2017, reflecting an increase in non-investment-grade loans and lending commitments. Our credit exposure to counterparties that defaulted during the nine months ended September 2018 was lower as compared with our credit exposure to counterparties that defaulted during the same prior year period, and substantially all of such exposure was related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the nine months ended September 2018 remained low, representing less than 0.5% of our total credit exposure, and estimated losses compared with the same prior year period were lower and not material. Our credit exposures are described further below.

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

	As of
$ in millions	September 2018	December 2017
Cash and Cash Equivalents	$97,882	$91,609
Industry
Financial Institutions	15%	17%
Sovereign	85%	83%
Total	100%	100%
Region
Americas	62%	64%
Europe, Middle East and Africa	22%	22%
Asia	16%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	67%	72%
AA	10%	9%
A	20%	18%
BBB	3%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $20.99 billion as of September 2018 and $18.44 billion as of December 2017.

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

141	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our credit exposure from OTC derivatives, and the related percentage concentration by industry and region.

	As of
$ in millions	September 2018	December 2017
OTC Derivatives	$41,847	$45,036
Industry
Consumer, Retail & Healthcare	2%	2%
Diversified Industrials	4%	5%
Financial Institutions	23%	24%
Funds	25%	25%
Municipalities & Nonprofit	4%	6%
Natural Resources & Utilities	14%	10%
Sovereign	16%	17%
Technology, Media & Telecommunications	6%	4%
Other (including Special Purpose Vehicles)	6%	7%
Total	100%	100%
Region
Americas	33%	33%
Europe, Middle East and Africa	58%	59%
Asia	9%	8%
Total	100%	100%

The table below presents the distribution of our credit exposure to OTC derivatives by tenor, both before and after the effect of collateral and netting agreements.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2018
Less than 1 year	$ 18,935	$ 5,386	$ 24,321
1 - 5 years	23,046	5,671	28,717
Greater than 5 years	53,148	3,903	57,051
Total	95,129	14,960	110,089
Netting	(61,880)	(6,362)	(68,242)
OTC derivative assets	$ 33,249	$ 8,598	$ 41,847
Net credit exposure	$ 20,307	$ 7,939	$ 28,246
As of December 2017
Less than 1 year	$ 16,232	$ 4,854	$ 21,086
1 - 5 years	23,817	5,465	29,282
Greater than 5 years	62,103	4,441	66,544
Total	102,152	14,760	116,912
Netting	(65,039)	(6,837)	(71,876)
OTC derivative assets	$ 37,113	$ 7,923	$ 45,036
Net credit exposure	$ 22,366	$ 7,248	$ 29,614

In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2018
Less than 1 year	$ 857	$ 2,615	$ 9,082	$ 6,381	$ 18,935
1 - 5 years	1,007	5,177	10,322	6,540	23,046
Greater than 5 years	2,779	10,676	21,493	18,200	53,148
Total	4,643	18,468	40,897	31,121	95,129
Netting	(2,497)	(9,230)	(30,562)	(19,591)	(61,880)
OTC derivative assets	$ 2,146	$ 9,238	$ 10,335	$ 11,530	$ 33,249
Net credit exposure	$ 1,775	$ 6,315	$ 5,307	$ 6,910	$ 20,307
As of December 2017
Less than 1 year	$ 663	$ 3,028	$ 7,806	$ 4,735	$ 16,232
1 - 5 years	1,231	4,770	11,975	5,841	23,817
Greater than 5 years	3,263	16,990	21,857	19,993	62,103
Total	5,157	24,788	41,638	30,569	102,152
Netting	(2,678)	(11,131)	(32,143)	(19,087)	(65,039)
OTC derivative assets	$ 2,479	$ 13,657	$ 9,495	$ 11,482	$ 37,113
Net credit exposure	$ 2,245	$ 8,140	$ 5,077	$ 6,904	$ 22,366

	Non-Investment-Grade / Unrated
$ in millions	BB or lower	Unrated	Total
As of September 2018
Less than 1 year	$ 5,220	$ 166	$ 5,386
1 - 5 years	5,565	106	5,671
Greater than 5 years	3,880	23	3,903
Total	14,665	295	14,960
Netting	(6,349)	(13)	(6,362)
OTC derivative assets	$ 8,316	$ 282	$ 8,598
Net credit exposure	$ 7,700	$ 239	$ 7,939
As of December 2017
Less than 1 year	$ 4,603	$ 251	$ 4,854
1 - 5 years	5,458	7	5,465
Greater than 5 years	4,401	40	4,441
Total	14,462	298	14,760
Netting	(6,814)	(23)	(6,837)
OTC derivative assets	$ 7,648	$ 275	$ 7,923
Net credit exposure	$ 7,044	$ 204	$ 7,248

Goldman Sachs September 2018 Form 10-Q	142

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

	As of
$ in millions	September 2018	December 2017
Loans and Lending Commitments	$210,229	$198,012
Industry
Consumer, Retail & Healthcare	18%	23%
Diversified Industrials	14%	13%
Financial Institutions	11%	7%
Funds	4%	3%
Natural Resources & Utilities	17%	14%
Real Estate	8%	12%
Technology, Media & Telecommunications	18%	19%
Other (including Special Purpose Vehicles)	10%	9%
Total	100%	100%
Region
Americas	78%	73%
Europe, Middle East and Africa	19%	24%
Asia	3%	3%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	2%
AA	4%	4%
A	14%	17%
BBB	33%	32%
BB or lower	48%	45%
Total	100%	100%

•

PWM and Consumer Lending. We extend loans and lending commitments to our PWM clients that are primarily secured by residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value.

In addition, we extend unsecured loans through Marcus. See Note 9 to the consolidated financial statements for further information about the credit quality indicators of such loans.

We also have other consumer lending exposures, which includes purchased loans and commitments to purchase loans (including distressed loans) and securities. Such loans and securities are primarily backed by residential real estate.

The table below presents our credit exposure from PWM, Marcus and other consumer lending, and the related percentage concentration by region.

$ in millions	PWM	Marcus	Other Consumer Lending
As of September 2018
Credit Exposure	$25,301	$3,959	$11,729
Americas	90%	100%	74%
Europe, Middle East and Africa	7%	–	25%
Asia	3%	–	1%
Total	100%	100%	100%
As of December 2017
Credit Exposure	$24,855	$1,912	$10,242
Americas	90%	100%	74%
Europe, Middle East and Africa	5%	–	26%
Asia	5%	–	–
Total	100%	100%	100%

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

143	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our credit exposure from secured financing transactions, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	September 2018	December 2017
Secured Financing Transactions	$25,513	$29,071
Industry
Financial Institutions	29%	29%
Funds	32%	28%
Municipalities & Nonprofit	6%	6%
Sovereign	32%	36%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%
Region
Americas	32%	30%
Europe, Middle East and Africa	44%	46%
Asia	24%	24%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	13%	12%
AA	39%	33%
A	32%	35%
BBB	7%	10%
BB or lower	9%	10%
Total	100%	100%

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

The table below presents our other credit exposures, and the related percentage concentration by industry, region and credit quality.

	As of
$ in millions	September 2018	December 2017
Other Credit Exposures	$36,201	$34,323
Industry
Financial Institutions	88%	88%
Funds	7%	6%
Natural Resources & Utilities	2%	3%
Other (including Special Purpose Vehicles)	3%	3%
Total	100%	100%
Region
Americas	43%	41%
Europe, Middle East and Africa	46%	49%
Asia	11%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	3%
AA	50%	51%
A	29%	27%
BBB	6%	7%
BB or lower	12%	12%
Total	100%	100%

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

High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has threatened its financial stability. As of September 2018, our total credit exposure to Turkey was $2.77 billion, which was substantially all with non-sovereign counterparties or borrowers. Such exposure consisted of $2.02 billion related to OTC derivatives, $616 million related to secured receivables and $138 million related to loans and lending commitments. Such exposure excludes the benefit of $2.60 billion of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties. In addition, our total market exposure to Turkey as of September 2018 was not material.

Goldman Sachs September 2018 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The international sanctions on Russia have led to concerns about its economic stability. As of September 2018, our total credit exposure to Russia was $352 million, which was substantially all with non-sovereign counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Russia as of September 2018 was $219 million, reflecting equity exposure with non-sovereign issuers or underliers.

The debt crisis in Mozambique has resulted in credit rating downgrades and Venezuela has delayed payments on its sovereign debt. As of September 2018, our total credit and market exposure to each of Mozambique and Venezuela was not material.

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

Operational Risk Management, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for developing and implementing policies, methodologies and a formalized framework for operational risk management with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.

Operational Risk Management Process

Managing operational risk requires timely and accurate information, as well as a strong control culture. We seek to manage our operational risk through:

•	Training, supervision and development of our people;

•	Active participation of senior management in identifying and mitigating our key operational risks;

•

Independent risk oversight and control functions that monitor operational risk on a daily basis, and implementation of policies and procedures, and controls designed to prevent the occurrence of operational risk events;

145	Goldman Sachs September 2018 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•	Proactive communication between our revenue-producing units and our independent risk oversight and control functions; and

•	Systems to facilitate the collection of data used to analyze and assess our operational risk exposure.

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

We have established policies that require all employees across the firm to report and escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.

We use operational risk management applications to capture and organize operational risk event data and key metrics. One of our key risk identification and assessment tools is an operational risk and control self-assessment process, which is performed by managers across the firm. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.

Risk Measurement

We measure our operational risk exposure using both statistical modeling and scenario analyses, which involve qualitative and quantitative assessments of internal and external operational risk event data and internal control factors for each of our businesses. Operational risk measurement also incorporates an assessment of business environment factors including but not limited to:

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

Goldman Sachs September 2018 Form 10-Q	146

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

Model Risk Management, which is independent of our revenue-producing units, model developers, model owners and model users, and reports to our chief risk officer, has primary responsibility for identifying and reporting significant risks associated with models, and provides periodic updates to senior management, risk committees and the Risk Committee of the Board.

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

147	Goldman Sachs September 2018 Form 10-Q

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

From time to time, we use our website, our Twitter account (twitter.com/GoldmanSachs), our Instagram account (instagram.com/GoldmanSachs) and other social media channels as additional means of disclosing public information to investors, the media and others interested in Goldman Sachs. In addition, our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-Q.

Goldman Sachs September 2018 Form 10-Q	148

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and TLAC rules applicable to banks and BHCs, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18, respectively, to the consolidated financial statements, as well as statements about the results of our Dodd-Frank Act and firm stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about the estimated effects of Tax Legislation, statements about our expected tax rate, statements about the estimated impact of new accounting standards, statements about our average LCR, statements about the level of capital actions, statements about the impact of using our default experience in the calculations of Basel III Advanced RWAs, statements about our expected interest income and statements about our credit exposures and adequacy of our loan loss reserves.

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

149	Goldman Sachs September 2018 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 2018.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
2018
July	1,307,294	$234.93	1,307,294	43,292,512
August	2,881,126	$235.79	2,881,126	40,411,386
September	1,108,803	$232.71	1,108,803	39,302,583
Total	5,297,223		5,297,223

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

Goldman Sachs September 2018 Form 10-Q	150

Item 6.    Exhibits

Exhibits

4.1	Fourth Supplemental Indenture, dated as of August 21, 2018, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon.
4.2	Specimen Master Medium-Term Note No. 2, Series E, of GS Finance Corp.
10.1

Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).

10.2

Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).

10.3	Lease, dated August 17, 2018, between Farringdon Street Partners Limited and Farringdon Street (Nominee) Limited, as Landlord, and Goldman Sachs International, as Tenant.
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2018 and September 30, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) the Consolidated Statements of Financial Condition as of September 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2018 and September 30, 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (vi) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	R. Martin Chavez
Name:		R. Martin Chavez
Title:		Chief Financial Officer
Date:		November 2, 2018

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		November 2, 2018

151	Goldman Sachs September 2018 Form 10-Q