Form 10-K
period 2018-12-31
GOLDMAN SACHS GROUP INC
filed 2019-02-26
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street	10282
New York, N.Y. (Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	New York Stock Exchange

Depository Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $82.2 billion.

As of February 8, 2019, there were 368,272,261 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Goldman Sachs 2018 Form 10-K

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

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2018. All references to 2018, 2017 and 2016 refer to our years ended, or the dates, as the context requires, December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Group Inc. is a bank holding company (BHC) and a financial holding company (FHC) regulated by the Board of Governors of the Federal Reserve System (FRB). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

As of December 2018, we had offices in over 30 countries and 46% of our headcount was based outside the Americas. Our clients are located worldwide and we are an active participant in financial markets around the world.

Our Business Segments

We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management.

The chart below presents our four business segments.

Investment Banking

Investment Banking serves public and private sector clients around the world. We provide financial advisory services and help companies raise capital to strengthen and grow their businesses. We seek to develop and maintain long-term relationships with a diverse global group of institutional clients, including corporates, governments, states and municipalities. Our goal is to deliver to our institutional clients the entire resources of the firm in a seamless fashion, with investment banking serving as the main initial point of contact with Goldman Sachs.

Financial Advisory. We are a leader in providing financial advisory services, including strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings, spin-offs and risk management. In particular, we help clients execute large, complex transactions for which we provide multiple services, including cross-border structuring expertise. Financial Advisory also includes revenues from derivative transactions directly related to these client advisory assignments. We also assist our clients in managing their asset and liability exposures and their capital.

Goldman Sachs 2018 Form 10-K	1

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

Institutional Client Services and our other businesses are supported by our Global Investment Research division, which, as of December 2018, provided fundamental research on approximately 3,000 companies worldwide and more than 40 national economies, as well as on industries, currencies and commodities.

Institutional Client Services generates revenues from the following activities:

•

In large, highly liquid markets (such as markets for U.S. Treasury bills, large capitalization S&P 500 Index stocks or certain mortgage pass-through securities), we execute a high volume of transactions for our clients;

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

2	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Institutional Client Services activities are organized by asset class and include both “cash” and “derivative” instruments. “Cash” refers to trading the underlying instrument (such as a stock, bond or barrel of oil). “Derivative” refers to instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors (such as an option, which is the right or obligation to buy or sell a certain bond, stock or other asset on a specified date in the future at a certain price, or an interest rate swap, which is the agreement to convert a fixed rate of interest into a floating rate or vice versa).

Fixed Income, Currency and Commodities Client Execution. Includes client execution activities related to making markets in both cash and derivative instruments for interest rate products, credit products, mortgages, currencies and commodities.

•

Interest Rate Products. Government bonds (including inflation-linked securities) across maturities, other government-backed securities, securities sold under agreements to repurchase (repurchase agreements), and interest rate swaps, options and other derivatives.

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

Goldman Sachs 2018 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Investing & Lending

Our investing and lending activities, which are typically longer-term, include activities across various asset classes, primarily debt securities and loans, public and private equity securities, infrastructure and real estate. These activities include making investments, some of which are consolidated, through our Merchant Banking business and our Special Situations Group. Some of these investments are made indirectly through funds that we manage. We also provide financing to corporate clients and individuals, including bank loans, personal loans and mortgages.

Equity Securities. We make corporate, real estate, infrastructure and other equity-related investments.

Debt Securities and Loans. We make corporate, real estate, infrastructure and other debt investments. In addition, we provide financing to clients through loan facilities and through secured loans, including secured loans through our digital platform, Goldman Sachs Private Bank Select. We also make unsecured loans and accept deposits through our digital platform, Marcus: by Goldman Sachs.

Investment Management

Investment Management provides investment and wealth advisory services to help clients preserve and grow their financial assets. We provide these services to our institutional and high-net-worth individual clients, as well as investors who primarily access our products through a network of third-party distributors around the world.

We manage client assets across a broad range of investment strategies and asset classes, including equity, fixed income and alternative investments. Alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers, as well as strategies managed by third-party managers. We offer our investments in a variety of structures, including separately managed accounts, mutual funds, private partnerships and other commingled vehicles.

We also provide customized investment advisory solutions designed to address our clients’ investment needs. These solutions begin with identifying clients’ objectives and continue through portfolio construction, ongoing asset allocation and risk management and investment realization. We draw from a variety of third-party managers, as well as our proprietary offerings to implement solutions for clients.

We supplement our investment advisory solutions for high-net-worth individuals with wealth advisory services that include income and liability management, trust and estate planning, philanthropic giving and tax planning. We also use our global securities and derivatives market-making capabilities to address clients’ specific investment needs.

Management and Other Fees. The majority of revenues in management and other fees consists of asset-based fees on client assets. The fees that we charge vary by asset class, distribution channel and the type of services provided, and are affected by investment performance, as well as asset inflows and redemptions. Other fees we receive primarily include financial planning and counseling fees generated through wealth advisory services provided by our subsidiary, The Ayco Company, L.P.

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

Transaction Revenues. We receive commissions and net spreads for facilitating transactional activity in high-net-worth individual accounts. In addition, we earn net interest income primarily associated with client deposits and margin lending activity undertaken by such clients.

4	Goldman Sachs 2018 Form 10-K

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

Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach, and which includes an evaluation of an employee’s performance with respect to risk management, compliance and diversity. As of December 2018, we had headcount of 36,600.

Competition

The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors are other entities that provide investment banking, market-making and investment management services, and commercial and/or consumer lending and deposit-taking products, as well as those entities that make investments in securities, commodities, derivatives, real estate, loans and other financial assets. These entities include brokers and dealers, investment banking firms, commercial banks, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, merchant banks, consumer finance companies and financial technology and other internet-based companies. We compete with some entities globally and with others on a regional, product or niche basis. We compete based on a number of factors, including transaction execution, products and services, innovation, reputation and price.

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

Goldman Sachs 2018 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking and market-making businesses, and could result in pricing pressure in other of our businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than for non-electronic trading. It appears that this trend toward low-commission trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that may rely more heavily on electronic trading and execution.

We also compete on the basis of the types of financial products that we and our competitors offer. In some circumstances, our competitors may offer financial products that we do not offer and that our clients may prefer.

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

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the FRB and other regulators inside and outside the U.S., including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the U.K. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Form 10-K for further information about such regulation.

Regulation

As a participant in the global financial services industry, we are subject to extensive regulation and supervision worldwide. The Dodd-Frank Act, and the rules thereunder, significantly altered the U.S. financial regulatory regime within which we operate and the Markets in Financial Instruments Regulation and Markets in Financial Instruments Directive (collectively, MiFID II) have significantly revised the regulatory regime for our European operations. The Basel Committee’s framework for strengthening the regulation, supervision and risk management of banks (Basel III), is implemented by the FRB, the PRA and other national regulators. The Basel Committee is the primary global standard setter for prudential bank regulation. However, its standards are not effective in any jurisdiction until rules implementing such standards have been implemented by the relevant regulators. The implications of such regulations for our businesses depend to a large extent on their implementation by the relevant regulators globally, and the market practices and structures that develop.

In 2017 and 2018, the U.S. Department of the Treasury, in response to an executive order issued by the President of the U.S., issued four reports recommending a number of comprehensive changes to the regulatory systems applicable in the U.S. to banks and other financial institutions.

Other reforms have been adopted or are being considered by regulators and policy makers worldwide, as described below. Recent developments have added additional uncertainty to the implementation, scope and timing of regulatory reforms and potential for deregulation in some areas. The effects of any changes to the regulations affecting our businesses, including as a result of the proposals described below, are uncertain and will not be known until the changes are finalized and market practices and structures develop under the revised regulations.

6	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Goldman Sachs International (GSI), Goldman Sachs International Bank (GSIB) and Goldman Sachs Asset Management International (GSAMI), our principal E.U. operating subsidiaries, are incorporated and headquartered in the U.K. and, as such, are currently subject to E.U. legal and regulatory requirements, based on directly binding regulations of the E.U. and the implementation of E.U. directives by the U.K. They all currently benefit from non-discriminatory access to E.U. clients and infrastructure based on E.U. treaties and E.U. legislation, including cross-border “passporting” arrangements and specific arrangements for the establishment of E.U. branches. As a result of the U.K.’s notification to the European Council of its decision to leave the E.U. (Brexit), there is considerable uncertainty as to the regulatory regime that will be applicable in the U.K. and the regulatory framework that will govern transactions and business undertaken by our U.K. subsidiaries in the remaining E.U. countries. The U.K.’s European Union (Withdrawal) Act 2018 aims to preserve the direct and operative E.U. law governing the requirements on U.K. financial service providers as English law beginning March 29, 2019. References to E.U. regulations that are in effect in the U.K. as of March 29, 2019 may apply to our U.K. subsidiaries following Brexit. In addition, proposals by the Basel Committee or the E.U. may be implemented in the U.K. and apply to our U.K. subsidiaries.

Pursuant to an agreement endorsed by the E.U. and U.K. leaders in November (Withdrawal Agreement), the existing access arrangements for financial services would continue unchanged until the end of 2020, with potential for one further extension of up to two years, subsequent to which a new trade relationship may be established between the E.U. and the U.K. While the parties have issued a political declaration on the outline of such co-operation, the exact terms of that future relationship, including the exact terms of access to each other’s financial markets remain subject to future negotiation. If the Withdrawal Agreement is not ratified, beginning March 29, 2019, the date on which the U.K. is scheduled to leave the E.U., firms established in the U.K., including our U.K. subsidiaries, would lose their pan-E.U. “passports” and generally be treated like entities in countries outside the E.U. They may, however, benefit from emergency measures, including those that several E.U. member states have introduced so that existing contractual arrangements are not disrupted, in order to minimize any impact on existing transactions. The E.U. has also provided interim recognition to U.K. clearing houses so that E.U. clients can continue to access them.

Banking Supervision and Regulation

Group Inc. is a BHC under the U.S. Bank Holding Company Act of 1956 (BHC Act) and an FHC under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), and is subject to supervision and examination by the FRB, which is our primary regulator.

Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the FRB exercising a supervisory role. Such “functionally regulated” subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman Sachs & Co. LLC (GS&Co.), entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.

In November 2018, the FRB issued a final rule establishing a new rating system for large financial institutions, such as us. The new rating system is intended to align with the FRB’s existing supervisory program for large financial institutions and includes component ratings for capital planning, liquidity risk management, and governance and controls. The FRB has also proposed related guidance for the governance and controls component.

Our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Bureau of Consumer Financial Protection. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: origination of bank loans; personal loans and mortgages; interest rate, credit, currency and other derivatives; leveraged finance; deposit-taking; and agency lending. Our consumer-oriented activities are subject to extensive regulation and supervision by federal and state regulators with regard to consumer protection laws, including laws relating to fair lending and other practices in connection with marketing and providing consumer financial products.

Goldman Sachs 2018 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Certain of our subsidiaries are regulated by the banking and securities regulatory authorities of the countries in which they operate. As described below, our E.U. subsidiaries, including our U.K. subsidiaries, are subject to various European regulations, as well as national laws, which to some extent implement European directives.

GSI, our U.K. broker-dealer subsidiary and a designated investment firm, and GSIB, our U.K. bank subsidiary, are regulated by the PRA and the FCA. GSI provides broker-dealer services in and from the U.K., and GSIB acts as a primary dealer for European government bonds and is involved in market making in European government bonds, lending (including securities lending) and deposit-taking activities. GSIB’s consumer-oriented deposit-taking activities are subject to U.K. consumer protection regulations. Goldman Sachs Bank Europe SE (“GSBE,” formerly Goldman Sachs AG), our German bank subsidiary, is regulated by the BaFin and Deutsche Bundesbank within the context of the European Single Supervisory Mechanism. In addition, in December 2018, our German subsidiary, Goldman Sachs Europe SE, was approved by BaFin as an authorized investment firm, which will allow it to conduct certain activities (such as activities related to physical commodities) which GSBE may be prevented from undertaking.

Capital and Liquidity Requirements. We and GS Bank USA are subject to regulatory risk-based capital and leverage requirements that are calculated in accordance with the regulations of the FRB (Capital Framework). The Capital Framework is largely based on Basel III and also implements certain provisions of the Dodd-Frank Act. Under the Capital Framework, we and GS Bank USA are “Advanced approach” banking organizations. We have also been designated as a global systemically important bank (G-SIB). Under the FRB’s capital adequacy requirements, we and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. We and GS Bank USA are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies.

In October 2018, the FRB released two proposals that would generally make the applicable capital and liquidity requirements less stringent for large U.S. banking organizations other than those that are U.S. G-SIBs, such as us.

GSI and GSIB are subject to capital requirements prescribed in the E.U. Capital Requirements Regulation (CRR) and the E.U. Fourth Capital Requirements Directive (CRD IV). GSI and GSIB are subject to liquidity requirements established by U.K. regulatory authorities that are similar to those applicable to GS Bank USA and us.

Risk-Based Capital Ratios. The Capital Framework provides for an additional capital ratio requirement that consists of three components: (i) for capital conservation (capital conservation buffer), (ii) for countercyclicality (countercyclical capital buffer) and (iii) as a consequence of our designation as a G-SIB (G-SIB buffer). The additional capital ratio requirement must be satisfied entirely with capital that qualifies as Common Equity Tier 1 (CET1). GS Bank USA is subject to the first two components of the additional capital ratio requirement discussed above.

The capital conservation buffer and G-SIB buffer began to phase in on January 1, 2016 and continued to do so through January 1, 2019. In April 2018, the FRB proposed a rule that would, among other things, replace the capital conservation buffer with a stress capital buffer (SCB) requirement for large BHCs subject to the FRB’s Comprehensive Capital Analysis and Review (CCAR). See “Regulation — Banking Supervision and Regulation — Stress Tests” for further information about this proposed rule.

The countercyclical capital buffer is designed to counteract systemic vulnerabilities and currently applies only to “Advanced approach” banking organizations. Several other national supervisors also require countercyclical capital buffers. The G-SIB and countercyclical capital buffers applicable to us could change in the future and, as a result, the minimum capital ratios to which we are subject could change.

In December 2018, the U.S. federal bank regulatory agencies issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of the Current Expected Credit Losses (CECL) accounting standard. The FRB also released a statement indicating that it will not incorporate CECL into the calculation of the allowance for credit losses in supervisory stress tests through the 2021 stress test cycle. See Note 3 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about CECL.

8	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In October 2018, the U.S. federal bank regulatory agencies issued a proposed rule that would implement the Basel Committee’s standardized approach for measuring counterparty credit risk exposures in connection with derivative contracts (SA-CCR). Under the proposal, “Advanced approach” banking organizations would be required to use SA-CCR for purposes of calculating their standardized risk-weighted assets (RWAs) and, with some adjustments, for purposes of determining their supplementary leverage ratios (SLRs) discussed below.

The Basel Committee has published final guidelines for calculating incremental capital ratio requirements for banking institutions that are systemically significant from a domestic but not global perspective (D-SIBs). If these guidelines are implemented by national regulators, they will apply, among others, to certain subsidiaries of G-SIBs. These guidelines are in addition to the framework for G-SIBs, but are more principles-based. CRD IV and the CRR provide that institutions that are systemically important at the E.U. or member state level, known as other systemically important institutions (O-SIIs), may be subject to additional capital ratio requirements of up to 2% of CET1, according to their degree of systemic importance (O-SII buffers). O-SIIs are identified annually, along with their applicable buffers. The PRA has identified Goldman Sachs Group UK Limited (GSG UK), the parent company of GSI and GSIB, as an O-SII. GSG UK’s O-SII buffer is currently set at zero percent.

In January 2019, the Basel Committee finalized revisions to the framework for calculating capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations, although to a lesser degree than the version of the framework issued in January 2016. The revised framework, among other things, revises the standardized approach and internal models to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements. The Basel Committee has proposed that national regulators implement the revised framework beginning January 1, 2022. The U.S. federal bank regulatory agencies and the European Commission have not yet proposed rules implementing the 2019 version of the revised market risk framework for the U.S. and E.U. financial institutions, respectively.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. These standards set a floor on internally modeled capital requirements at a percentage of the capital requirements under the standardized approach. They also revise the Basel Committee’s standardized and model-based approaches for credit risk, provide a new standardized approach for operational risk capital and revise the frameworks for credit valuation adjustment risk. The Basel Committee has proposed that national regulators implement these standards beginning January 1, 2022, and that the new floor be phased in through January 1, 2027.

The Basel Committee has also published updated frameworks relating to Pillar 3 disclosure requirements and the regulatory capital treatment of securitization exposures and a revised G-SIB assessment methodology. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the December 2017 standards for purposes of risk-based capital ratios or the Basel Committee frameworks.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about the capital ratios of the firm, GS Bank USA and GSI.

As described in “Other Restrictions” below, in September 2016, the FRB issued a proposed rule that would, among other things, require FHCs to hold additional capital in connection with covered physical commodity activities.

Leverage Ratios. Under the Capital Framework, we and GS Bank USA are subject to Tier 1 leverage ratios and SLRs established by the FRB. In April 2018, the FRB and the Office of the Comptroller of the Currency (OCC) issued a proposed rule which would replace the current 2% SLR buffer for G-SIBs, including us, with a buffer equal to 50% of their G-SIB buffer. This proposal and the proposal to use SA-CCR for purposes of calculating the SLR would implement certain of the revisions to the leverage ratio framework published by the Basel Committee in December 2017.

The Basel Committee has also issued consultation papers on, among other matters, changes to leverage ratio treatment of client cleared derivatives and the public disclosure of daily average balances for certain components of leverage ratio calculations.

The European Commission’s November 2016 proposal to amend the CRR would implement the Basel III leverage ratio framework by establishing a 3% minimum leverage ratio requirement for certain E.U. financial institutions, including GSI and GSIB, but it has not been enacted.

Goldman Sachs 2018 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10-K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about our and GS Bank USA’s Tier 1 leverage ratios and SLRs, and GSI’s leverage ratio.

Liquidity Ratios. The Basel Committee’s framework for liquidity risk measurement, standards and monitoring requires banking organizations to measure their liquidity against two specific liquidity tests: the Liquidity Coverage Ratio (LCR) and the Net Stable Funding Ratio (NSFR).

The LCR rule issued by the U.S. federal bank regulatory agencies and applicable to both us and GS Bank USA is generally consistent with the Basel Committee’s framework and is designed to ensure that a banking organization maintains an adequate level of unencumbered, high-quality liquid assets equal to or greater than the expected net cash outflows under an acute short-term liquidity stress scenario. The LCR rule issued by the European Commission and applicable to GSI and GSIB is also generally consistent with the Basel Committee’s framework. We are required to maintain a minimum LCR of 100%. We disclose, on a quarterly basis, our average daily LCR over the quarter. See “Available Information.”

The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance-sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%.

In May 2016, the U.S. federal bank regulatory agencies issued a proposed rule that would implement the NSFR for large U.S. banking organizations, including us and GS Bank USA. The European Commission’s November 2016 proposal to amend the CRR would implement the NSFR for certain E.U. financial institutions. Neither the U.S. federal bank regulatory agencies nor the European Commission have released a final rule.

The FRB’s enhanced prudential standards require BHCs, including Group Inc., with $100 billion or more in total consolidated assets, to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity requirement under these rules has some similarities to the LCR, it is a separate requirement.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of this Form 10-K for information about the LCR and NSFR, as well as our risk management practices and liquidity.

Stress Tests. As required by the FRB’s annual CCAR rules, we submit a capital plan for review by the FRB. In addition, we are required to perform company-run stress tests on a semi-annual basis, although the FRB has recently proposed to reduce the required frequency of these tests to annually. We publish summaries of our stress tests results on our website as described in “Available Information” below.

Our annual stress test submission is incorporated into the annual capital plans that we submit to the FRB as part of the CCAR process for large BHCs, which is designed to ensure that capital planning processes will permit continued operations by such institutions during times of economic and financial stress. As part of CCAR, the FRB evaluates an institution’s plan to make capital distributions, such as by repurchasing or redeeming stock or making dividend payments, across a range of macroeconomic and firm-specific assumptions based on the institution’s and the FRB’s stress tests. If the FRB objects to an institution’s capital plan, the institution is generally prohibited from making capital distributions other than those to which the FRB has not objected. In addition, an institution faces limitations on capital distributions to the extent that actual capital issuances are less than the amounts indicated in its capital plan.

In April 2018, the FRB issued a proposed rule to establish stress buffer requirements. Under the proposal, the SCB would replace the component of the capital conservation buffer. The SCB, subject to a minimum, would reflect stressed losses in the supervisory severely adverse scenario of the FRB’s CCAR stress tests and would also include four quarters of planned common stock dividends. The proposal would also introduce a stress leverage buffer requirement, similar to the SCB, which would apply to the Tier 1 leverage ratio. In addition, the proposal would require BHCs to reduce their planned capital distributions if those distributions would not be consistent with the applicable capital buffer constraints based on the BHCs’ own baseline scenario projections.

Under recent amendments to the Dodd-Frank Act, effective November 2019, depository institutions with total consolidated assets between $100 billion and $250 billion, such as GS Bank USA, will not be required to conduct annual company-run stress tests. GS Bank USA will not be required to conduct the annual company-run stress test in 2019. GSI and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the PRA’s Internal Capital Adequacy Assessment Process.

10	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Resolution and Recovery. Group Inc. is required by the FRB and the FDIC to submit a periodic plan for its rapid and orderly resolution in the event of material financial distress or failure (resolution plan). If the regulators jointly determine that an institution has failed to remediate identified shortcomings in its resolution plan and that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, the regulators may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations or may jointly order the institutions to divest assets or operations in order to facilitate orderly resolution in the event of failure. In December 2018, the FRB and FDIC finalized guidance for resolution plan submissions which consolidated or superseded all prior guidance. See “Risk Factors — The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders” in Part I, Item 1A of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters and Other Developments — Regulatory Matters — Resolution and Recovery Plans” in Part II, Item 7 of this Form 10-K for further information about our resolution plan.

We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

Goldman Sachs 2018 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The FDIC has issued a rule requiring each insured depository institution with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities.

The federal bank regulatory agencies have adopted final rules imposing restrictions on qualified financial contracts (QFCs) entered into by G-SIBs. The rules began to phase in on January 1, 2019 and will be fully effective on January 1, 2020. The rules are intended to facilitate the orderly resolution of a failed G-SIB by limiting the ability of the G-SIB to enter into a QFC unless (i) the counterparty waives certain default rights in such contract arising upon the entry of the G-SIB or one of its affiliates into resolution, (ii) the contract does not contain enumerated prohibitions on the transfer of such contract and/or any related credit enhancement, and (iii) the counterparty agrees that the contract will be subject to the special resolution regimes set forth in the Dodd-Frank Act orderly liquidation authority (OLA) and the Federal Deposit Insurance Act of 1950 (FDIA), described below. Compliance can be achieved by adhering to the ISDA Universal Protocol or U.S. ISDA Protocol described below.

Certain Group Inc. subsidiaries, along with those of a number of other major global banking organizations, adhere to the International Swaps and Derivatives Association Universal Resolution Stay Protocol (ISDA Universal Protocol), which was developed and updated in coordination with the Financial Stability Board (FSB), an international body that sets standards and coordinates the work of national financial authorities and international standard-setting bodies. The ISDA Universal Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivative contracts and securities financing transactions between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under the OLA or the FDIA in the U.S. In addition, certain Group Inc. subsidiaries adhere to the International Swaps and Derivatives Association 2018 U.S. Resolution Stay Protocol (U.S. ISDA Protocol), which was based on the ISDA Universal Protocol and was created to allow market participants to comply with the final QFC rules adopted by the federal bank regulatory agencies.

The E.U. Bank Recovery and Resolution Directive (BRRD) establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSI and GSIB. The BRRD provides national supervisory authorities with tools and powers to pre-emptively address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant “bail-in” powers to E.U. resolution authorities to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that contracts enable such actions.

Total Loss-Absorbing Capacity. In December 2016, the FRB adopted a final rule establishing loss-absorbency and related requirements for BHCs that have been designated as U.S. G-SIBs, such as Group Inc. The rule became effective in January 2019 with no phase-in period. The rule addresses U.S. implementation of the FSB’s total loss-absorbing capacity (TLAC) principles and term sheet on minimum TLAC requirements for G-SIBs (issued in November 2015). The rule (i) establishes minimum TLAC requirements, (ii) establishes minimum “eligible long-term debt” (i.e., debt that is unsecured, has a maturity of at least one year from issuance and satisfies certain additional criteria) requirements, (iii) prohibits certain parent company transactions and (iv) caps the amount of parent company liabilities that are not eligible long-term debt.

The rule also prohibits a BHC that has been designated as a U.S. G-SIB from (i) guaranteeing liabilities of subsidiaries that are subject to early termination provisions if the BHC enters into an insolvency or receivership proceeding, subject to an exception for guarantees permitted by rules of the U.S. federal banking agencies imposing restrictions on QFCs; (ii) incurring liabilities guaranteed by subsidiaries; (iii) issuing short-term debt; or (iv) entering into derivatives and certain other financial contracts with external counterparties.

Additionally, the rule caps, at 5% of the value of the parent company’s eligible TLAC, the amount of unsecured non-contingent third-party liabilities that are not eligible long-term debt that could rank equally with or junior to eligible long-term debt.

The FSB’s final TLAC standard requires certain material subsidiaries of a G-SIB organized outside of the G-SIB’s home country, such as GSI and GSIB, to maintain amounts of TLAC directly or indirectly from the parent company. In July 2017, the FSB issued a final set of guiding principles on the implementation of the TLAC requirements applicable to material subsidiaries.

12	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The BRRD subjects institutions to a minimum requirement for own funds and eligible liabilities (MREL), which is generally consistent with the FSB’s TLAC standard. In June 2018, the Bank of England published a statement of policy on internal MREL, which requires a material U.K. subsidiary of an overseas banking group, such as GSI, to meet a minimum internal MREL requirement to facilitate the transfer of losses to its resolution entity, which for GSI is Group Inc. The transitional minimum internal MREL requirement began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. In order to comply with the MREL statement of policy, bail-in triggers have been provided to the Bank of England over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability and the FRB and the FDIC have not objected to the bail-in or if Group Inc. enters bankruptcy or similar proceedings.

The European Commission’s November 2016 proposed amendments to the CRR and the BRRD include provisions that are designed to implement the FSB’s minimum TLAC requirement for G-SIBs. The proposal would require subsidiaries of a non-E.U. G-SIB that account for more than 5% of its RWAs, operating income or leverage exposure, such as GSI, to meet 90% of the requirement applicable to E.U. G-SIBs.

In November 2016, the European Commission also proposed to amend CRD IV to require a non-E.U. G-SIB, such as us, to establish an E.U. intermediate holding company (E.U. IHC) if a firm has two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks. The European Commission also proposed amendments to the CRR that would require E.U. IHCs to satisfy MREL requirements and certain other prudential requirements. These proposals are subject to adoption at the E.U. level and, for the directives, implementing rulemakings by E.U. member states, which have not yet occurred.

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

Goldman Sachs 2018 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Substantial differences in the rights of creditors exist between OLA and the U.S. Bankruptcy Code, including the right of the FDIC under OLA to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity. In addition, OLA limits the ability of creditors to enforce certain contractual cross-defaults against affiliates of the institution in receivership. The FDIC has issued a notice that it would likely resolve a failed FHC by transferring its assets to a “bridge” holding company under its “single point of entry” or “SPOE” strategy pursuant to OLA.

Deposit Insurance. Deposits at GS Bank USA have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions. GS Bank USA’s assessment (subject to adjustment by the FDIC) is currently based on its average total consolidated assets less its average tangible equity during the assessment period, its supervisory ratings and specified forward-looking financial measures used to calculate the assessment rate. In addition, deposits at GSIB are covered by the Financial Services Compensation Scheme up to the applicable limits.

Prompt Corrective Action. The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the U.S. federal bank regulatory agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks, such as GS Bank USA: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

Volcker Rule and Other Restrictions on Activities. As a BHC, we are subject to limitations on the types of business activities we may engage in.

Volcker Rule. The provisions of the Dodd-Frank Act referred to as the “Volcker Rule” became effective in July 2015. The Volcker Rule prohibits “proprietary trading,” but permits activities such as underwriting, market making and risk-mitigation hedging, requires an extensive compliance program and includes additional reporting and record-keeping requirements.

In addition, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined in the rule) by banking entities, including us. It also limits certain types of transactions between us and our sponsored funds, similar to the limitations on transactions between depository institutions and their affiliates. Covered funds include our private equity funds, certain of our credit and real estate funds, our hedge funds and certain other investment structures. The limitation on investments in covered funds requires us to limit our investment in each such fund to 3% or less of the fund’s net asset value, and to limit our aggregate investment in all such funds to 3% or less of our Tier 1 capital.

The FRB has extended the conformance period to July 2022 for our investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. See Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our investments in such funds.

14	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In July 2018, the FRB, OCC, FDIC, CFTC and SEC issued a notice of proposed rulemaking intended to amend the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.

Other Restrictions. FHCs generally can engage in a broader range of financial and related activities than are otherwise permissible for BHCs as long as they continue to meet the eligibility requirements for FHCs. The broader range of permissible activities for FHCs includes underwriting, dealing and making markets in securities and making investments in non-FHCs (merchant banking activities). In addition, certain FHCs are permitted to engage in certain commodities activities in the U.S. that may otherwise be impermissible for BHCs, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.

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

In September 2016, the FRB issued a proposed rule which, if adopted, would impose new requirements on the physical commodity activities and certain merchant banking activities of FHCs. The proposed rule would, among other things, (i) require FHCs to hold additional capital in connection with covered physical commodity activities, including merchant banking investments in companies engaged in physical commodity activities; (ii) tighten the quantitative limits on permissible physical trading activity; and (iii) establish new public reporting requirements on the nature and extent of an FHC’s physical commodity holdings and activities. In addition, in a September 2016 report, the FRB recommended that Congress repeal (i) the authority of FHCs to engage in merchant banking activities; and (ii) the authority described above for certain FHCs to engage in certain otherwise permissible commodities activities.

In June 2018, the FRB issued a final rule regarding single counterparty credit limits, which imposes more stringent requirements for credit exposures among major financial institutions. The final rule requires U.S. G-SIBs, such as us, to comply by January 1, 2020. In addition, the FRB has proposed early remediation requirements, which are modeled on the prompt corrective action regime, described in “Prompt Corrective Action” above, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.

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

Goldman Sachs 2018 Form 10-K	15

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

U.S. state securities and other U.S. regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as described further below, as well as in “Other Regulation.” For a description of net capital requirements applicable to GS&Co., see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital — U.S. Regulated Broker-Dealer Subsidiaries” in Part II, Item 7 of this Form 10-K.

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

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to capital requirements imposed by Japan’s Financial Services Agency. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, Securities and Exchange Surveillance Commission, Bank of Japan and the Ministry of Finance, among others.

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

In April 2018, the SEC issued a proposed rule that would require broker-dealers to act in the best interest of their customers, and also proposed an interpretation clarifying the SEC’s views of the existing fiduciary duty owed by investment advisers to their clients. Additionally, the SEC issued a proposed rule that would require broker-dealers and investment advisers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest.

In November 2018, the SEC adopted a final rule requiring broker-dealers to provide to specified customers at their request individualized information about the execution of certain stock orders, including how such orders were routed and the average rebates received or fees paid.

GS&Co., GS Bank USA and other U.S. subsidiaries are also subject to rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates certain asset-backed securities transactions to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. For certain securitization transactions, retention by third-party purchasers may satisfy this requirement.

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

16	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

SEC rules govern the registration and regulation of security-based swap dealers but compliance with such rules is not currently required. In October 2018, the SEC re-proposed, and requested comment on, a number of its rules for security-based swap dealers, including capital, margin and segregation requirements.

GS&Co. is registered with the CFTC as a futures commission merchant, and several of our subsidiaries, including GS&Co., are registered with the CFTC and act as commodity pool operators and commodity trading advisors. GS&Co. and other subsidiaries, including GS Bank USA, GSI and J. Aron & Company LLC (J. Aron), are registered with the CFTC as swap dealers. In addition, GS&Co. and Goldman Sachs Financial Markets, L.P. are registered with the SEC as OTC derivatives dealers.

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

The CFTC has proposed position limit rules that will limit the size of positions in physical commodity derivatives that can be held by any entity, or any group of affiliates or other parties trading under common control, subject to certain exemptions, such as for bona fide hedging positions. These proposed rules would apply to positions in swaps, as well as futures and options on futures.

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

Goldman Sachs 2018 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

The SEC has adopted rules relating to liquidity risk management that require registered open-end funds to classify and review the liquidity of their portfolio assets. In addition, the rules require funds to make disclosures relating to their liquidity risk management program and report to the SEC instances when a fund’s percentage of illiquid investments exceeds certain thresholds or when certain funds experience shortfalls in their highly liquid investments. While some rules became effective in December 2018, certain portfolio asset classification and disclosure requirements will become effective in June 2019 and December 2019.

Certain of our European subsidiaries, including GSAMI, are subject to the Alternative Investment Fund Managers Directive and related regulations, which govern the approval, organizational, marketing and reporting requirements of E.U.-based alternative investment managers and the ability of alternative investment fund managers located outside the E.U. to access the E.U. market.

An E.U. regulation relating to money market funds, including provisions prescribing minimum levels of daily and weekly liquidity, clear labeling of money market funds and internal credit risk assessments, became effective in July 2018.

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

The E.U. has also introduced rules regulating compensation for certain persons providing services to certain investment funds. These requirements are in addition to the guidance issued by U.S. financial regulators described above and the Dodd-Frank Act provision described above.

18	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Anti-Money Laundering and Anti-Bribery Rules and Regulations

The U.S. Bank Secrecy Act (BSA), as amended by the USA PATRIOT Act of 2001 (PATRIOT Act), contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA and the PATRIOT Act seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the U.S. contain some similar provisions.

In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to monitor direct and indirect payments to government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.

Privacy and Cyber Security Regulation

Certain of our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the E.U. or other non-U.S. jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the GLB Act, the E.U.’s General Data Protection Regulation (GDPR) which took effect on May 25, 2018, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act and the Brazilian Bank Secrecy Law. The GDPR has heightened our privacy compliance obligations, impacted our businesses’ collection, processing and retention of personal data and imposed strict standards for reporting data breaches. The GDPR also provides for significant penalties for non-compliance. In addition, the California Consumer Privacy Act (CCPA) was enacted in June 2018 and is scheduled to take effect on January 1, 2020 and will impose privacy compliance obligations with regard to the personal information of California residents.

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

Additional control requirements were introduced for algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific limits. Other reforms introduced enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, changes to the way investment managers can pay for the receipt of investment research and mandatory unbundling for broker-dealers between execution and other major services.

Goldman Sachs 2018 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The E.U. and national financial legislators and regulators in the E.U. have proposed or adopted numerous further market reforms that may impact our businesses, including heightened corporate governance standards for financial institutions, rules on key information documents for packaged retail and insurance-based investment products and rules on indices that are used as benchmarks for financial instruments or funds. In addition, the European Commission, the European Securities and Markets Authority and the European Banking Authority have announced or are formulating regulatory standards and other measures which will impact our European operations. Certain of our European subsidiaries are also regulated by the securities, derivatives and commodities exchanges of which they are members.

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

Dane E. Holmes, 48

Mr. Holmes has been an Executive Vice President and Global Head of Human Capital Management since January 2018 and Global Head of Pine Street, our leadership development program, since 2016. He had previously served as Global Head of Investor Relations since October 2007.

John F.W. Rogers, 62

Mr. Rogers has been an Executive Vice President since April 2011 and Chief of Staff and Secretary to our Board of Directors since December 2001.

Stephen M. Scherr, 54

Mr. Scherr has been an Executive Vice President and Chief Financial Officer since November 2018. He had previously served as Chief Executive Officer of Goldman Sachs Bank USA since May 2016, and head of the Consumer & Commercial Banking Division from 2016 to 2018. From June 2014 to 2017, he was Chief Strategy Officer, and from 2011 to 2016 he was Head of the Latin America business. He was also Global Head of the Financing Group from 2008 to 2014.

Karen P. Seymour, 57

Ms. Seymour has been an Executive Vice President, General Counsel and Secretary, and Head or Co-Head of the Legal Department since January 2018. From 2000 through January 2002 and 2005 through 2017, she was a partner at Sullivan & Cromwell LLP, a global law firm, including serving as a member of its management committee from April 2015 to December 2017, and as the co-managing partner of its litigation group from December 2012 to April 2015.

Sarah E. Smith, 59

Ms. Smith has been an Executive Vice President and Global Head of Compliance since March 2017. She had previously served as Controller and Chief Accounting Officer since 2002.

David M. Solomon, 57

Mr. Solomon has been Chairman of the Board since January 2019, and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer since January 2017 and Co-Head of the Investment Banking Division from July 2006 to December 2016.

John E. Waldron, 49

Mr. Waldron has been President and Chief Operating Officer since October 2018. He had previously served as Co-Head of the Investment Banking Division since December 2014. Prior to that he was Global Head of Investment Banking Services/Client Coverage for the Investment Banking Division and had oversight of the Investment Banking Services Leadership Group, and from 2007 to 2009 was Global Co-Head of the Financial Sponsors Group.

Available Information

Our internet address is www.goldmansachs.com and the investor relations section of our website is located at www.goldmansachs.com/investor-relations. We make available free of charge through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

20	Goldman Sachs 2018 Form 10-K

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

From time to time, we use our website, our Twitter account (twitter.com/GoldmanSachs), our Instagram account (instagram.com/GoldmanSachs) and other social media channels as additional means of disclosing public information to investors, the media and others interested in Goldman Sachs. In addition, our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed to be material information, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-K.

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and TLAC rules applicable to banks and BHCs, the impact of the Dodd-Frank Act on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in both Notes 27 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K, as well as statements about the results of our Dodd-Frank Act and our stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about our expected tax rate, statements about the estimated impact of new accounting standards, statements about the level of capital actions, statements about our expected interest income, statements about our credit exposures, statements about our preparations for Brexit, including our plan to manage a hard Brexit scenario, statements about the replacement of LIBOR and other IBORs and the objectives of our program related to the transition from IBORs to alternative risk-free reference rates, and statements about the adequacy of our allowance for credit losses.

Goldman Sachs 2018 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Statements about our expected 2019 effective income tax rate are subject to the risk that our tax rate may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, as well as guidance that may be issued by the U.S. Internal Revenue Service.

We provided in this filing information regarding our NSFR. The statements with respect to our NSFR are forward-looking statements, based on our current interpretation, expectations and understandings of the relevant proposal, and reflect significant assumptions about the treatment of various assets and liabilities and the manner in which our NSFR is calculated. As a result, the methods used to calculate our NSFR may differ, possibly materially, from those used in calculating our NSFR for any future disclosures. The ultimate methods of calculating our NSFR will depend on, among other things, rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

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

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, regulatory and market conditions which result in transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, clear regulations and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: concerns about sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about tax and other regulatory changes; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; the imposition of tariffs or other limitations on international trade and travel; outbreaks of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cybersecurity threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty, such as Brexit; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters or pandemics; or a combination of these or other factors.

22	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial services industry and the securities markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. In addition, concerns about European sovereign debt risk and its impact on the European banking system, the impact of Brexit, the imposition of tariffs by the U.S. and by other countries in response thereto, and changes in interest rates and other market conditions or actual changes in interest rates and other market conditions, have resulted, at times, in significant volatility while negatively impacting the levels of client activity.

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

Financial institution returns in many countries may be negatively impacted by increased funding costs due in part to the lack of perceived government support of such institutions in the event of future financial crises relative to financial institutions in countries in which governmental support is maintained. In addition, liquidity in the financial markets has also been negatively impacted as market participants and market practices and structures continue to adjust to new regulations.

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

The degree to which these and other changes since the financial crisis continue to have an impact on the profitability of financial institutions will depend on the effect of regulations adopted after 2008 and new regulations, the manner in which markets, market participants and financial institutions have continued to adapt to these regulations, and the prevailing economic and financial market conditions. However, there is a significant risk that such changes will negatively impact the absolute level of revenues, profitability and return on equity for us and other financial institutions.

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

In addition to the impact on the scope and profitability of our business activities, day-to-day compliance with existing laws and regulations, in particular those adopted since 2008, has involved and will, except to the extent that some of such regulations are modified or otherwise repealed, continue to involve significant amounts of time, including that of our senior leaders and that of a large number of dedicated compliance and other reporting and operational personnel, all of which may negatively impact our profitability.

Goldman Sachs 2018 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If there are new laws or regulations or changes in the enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (either based on size, method of funding, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses.

These developments could impact our profitability in the affected jurisdictions, or even make it uneconomic for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, moving all or certain of our businesses and our employees to other locations or complying with applicable capital requirements, including reducing dividends or share repurchases, liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our shareholders and creditors.

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

As described in “Business — Regulation — Banking Supervision and Regulation” in Part I, Item 1 of this Form 10-K, Group Inc.’s proposed capital actions and capital plan are reviewed by the FRB as part of the CCAR process. If the FRB objects to our proposed capital actions in our capital plan, Group Inc. could be prohibited from taking some or all of the proposed capital actions, including increasing or paying dividends on common or preferred stock or repurchasing common stock or other capital securities. Our inability to carry out our proposed capital actions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity. Additionally, as a consequence of our designation as a G-SIB, we are subject to the G-SIB buffer. Our G-SIB buffer is updated annually based on financial data from the prior year. Expansion of our businesses or growth in our balance sheet may result in an increase in our G-SIB buffer and a corresponding increase in our capital requirements.

We are also subject to laws and regulations, such as the GDPR, relating to the privacy of the information of clients, employees or others, and any failure to comply with these laws and regulations could expose us to liability and/or reputational damage. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, may significantly increase.

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

We have entered into new consumer-oriented deposit-taking and lending businesses, and we currently expect to expand the product and geographic scope of our offerings. Entering into such new businesses, as with any new business, subjects us to numerous additional regulations in the jurisdictions in which these businesses operate. Not only are these regulations extensive, but they involve types of regulations and supervision, as well as regulatory compliance risks, that we have not previously encountered. The level of regulatory scrutiny and the scope of regulations affecting financial interactions with consumers is often much greater than that associated with doing business with institutions and high-net-worth individuals. Complying with such new regulations is time-consuming, costly and presents new and increased risks.

24	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Goldman Sachs 2018 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility have reduced and may in the future reduce these opportunities and the level of client activity associated with them and adversely affect the results of these activities. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or cause us to reduce our market-making inventory in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases our capital requirements.

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

26	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Market uncertainty, volatility and adverse economic conditions, as well as declines in asset values, may cause our clients to transfer their assets out of our funds or other products or their brokerage accounts and result in reduced net revenues, principally in our investment management business. Even if clients do not withdraw their funds, they may invest them in products that generate less fee income.

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

Goldman Sachs 2018 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As we have expanded and intend to continue to expand the product and geographic scope of our offerings of credit products to consumers, we are presented with different credit risks and must expand and adapt our credit risk monitoring and mitigation activities to account for these new business activities. A failure to adequately assess and control such risk exposures could result in losses to us.

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

Liquidity is essential to our businesses. It is of critical importance to us, as most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries or otherwise allocate liquidity optimally, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

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

As of December 2018, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $262 million in the event of a one-notch downgrade of our credit ratings and $959 million in the event of a two-notch downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.

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

28	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Recently, numerous regulations have been adopted or proposed to introduce more stringent liquidity requirements for large financial institutions. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes and prohibitions on parent guarantees that are subject to certain cross-defaults. New and prospective liquidity-related regulations may overlap with, and be impacted by, other regulatory changes, including rules relating to minimum long-term debt requirements and TLAC, guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain, while regulatory reforms are being adopted and market practices develop in response to such reforms.

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

A failure in our operational systems or infrastructure, or those of third parties, as well as human error or malfeasance, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

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

Many rules and regulations worldwide govern our obligations to execute transactions and report such transactions and other information to regulators, exchanges and investors. Compliance with these legal and reporting requirements can be challenging, and we have been, and may in the future be, subject to regulatory fines and penalties for failing to follow these rules or to report timely, accurate and complete information in accordance with such rules. As such requirements expand, compliance with these rules and regulations has become more challenging.

As our client base, including through our consumer businesses, and our geographical reach expand and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure becomes more challenging, and the risk of systems or human error in connection with such transactions increases, as well as the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering such errors quickly enough to limit the resulting consequences.

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

Goldman Sachs 2018 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.

The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may be discovered in the future. Addressing this and similar issues could be costly and affect the performance of these businesses and systems, and operational risks may be incurred in applying fixes and there may still be residual security risks.

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

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time-to-time, they make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These can include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us.

In addition, we face the risk of operational failure or significant operational delay, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities and derivatives transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure or significant operational delay with respect to our clients’ systems.

In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and an increasing number of derivative transactions are now or in the near future will be cleared on exchanges, which has increased our exposure to operational failure or significant operational delay, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, delay, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure or significant operational delay as disparate complex systems need to be integrated, often on an accelerated basis.

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

30	Goldman Sachs 2018 Form 10-K

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

We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. We may face an increasing number of attempted cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of individual consumers. The increasing migration of firm communication and other platforms from firm-provided devices to employee-owned devices presents additional risks of cyber attacks. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These effects could include the loss of access to information or services from the third party subject to the cyber attack or other information security event, which could, in turn, interrupt certain of our businesses.

Despite our efforts to ensure the integrity of our systems and information, we may not be able to anticipate, detect or implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently and are often not recognized until launched. Cyber attacks can originate from a variety of sources, including third parties who are affiliated with or sponsored by foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to place individuals within the firm or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data or that of our clients, and these types of risks may be difficult to detect or prevent.

Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, cyber attacks on our vendors and other events that could have a security impact. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.

Goldman Sachs 2018 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could impact their ability to transact with us or otherwise result in legal or regulatory action, significant losses or reputational damage. In addition, such an event could persist for an extended period of time before being detected, and, following detection, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation.

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

32	Goldman Sachs 2018 Form 10-K

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

OLA also provides the FDIC with authority to cause creditors and shareholders of the financial company (such as Group Inc.) in receivership to bear losses before taxpayers are exposed to such losses, and amounts owed to the U.S. government would generally receive a statutory payment priority over the claims of private creditors, including senior creditors.

Goldman Sachs 2018 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, under OLA, claims of creditors (including debtholders) could be satisfied through the issuance of equity or other securities in a bridge entity to which Group Inc.’s assets are transferred. If such a securities-for-claims exchange were implemented, there can be no assurance that the value of the securities of the bridge entity would be sufficient to repay or satisfy all or any part of the creditor claims for which the securities were exchanged. While the FDIC has issued regulations to implement OLA, not all aspects of how the FDIC might exercise this authority are known and additional rulemaking is possible.

In addition, certain jurisdictions, including the U.K. and the E.U., have implemented, or are considering, changes to resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Such “bail-in” powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured debtholders. If the intercompany funding we provide to our subsidiaries is “bailed in,” Group Inc.’s claims on its subsidiaries would be subordinated to the claims of the subsidiaries’ third-party creditors or written down. U.S. regulators are considering and non-U.S. authorities have adopted requirements that certain subsidiaries of large financial institutions maintain minimum amounts of total loss-absorbing capacity that would pass losses up from the subsidiaries to the top-tier BHC and, ultimately, to security holders of the top-tier BHC in the event of failure.

The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders.

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

To facilitate the execution of our resolution plan, we formed Funding IHC. In exchange for an unsecured subordinated funding note and equity interest, Group Inc. transferred certain intercompany receivables and substantially all of its global core liquid assets (GCLA) to Funding IHC, and agreed to transfer additional GCLA above prescribed thresholds.

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

If Group Inc.’s proposed resolution strategy were successful, Group Inc.’s security holders could face losses while the third-party creditors of Group Inc.’s major subsidiaries would incur no losses because those subsidiaries would continue to operate and not enter resolution or bankruptcy proceedings. As part of the strategy, Group Inc. could also seek to elevate the priority of its guarantee obligations relating to its major subsidiaries’ derivative contracts or transfer them to another entity so that cross-default and early termination rights would be stayed under the ISDA Universal Protocol or U.S. ISDA Protocol (ISDA Protocols), as applicable, which would result in holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities incurring losses ahead of the beneficiaries of those guarantee obligations. It is also possible that holders of Group Inc.’s eligible long-term debt and other debt securities could incur losses ahead of other similarly situated creditors.

34	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Our businesses, profitability and liquidity may be adversely affected by Brexit.

In March 2017, the U.K. notified the European Council of its decision to leave the E.U. (Brexit). As discussed in “Business — Regulation” in Part I, Item 1 of this Form 10-K there is considerable uncertainty as to the regulatory framework that will govern transactions and business undertaken by our U.K. subsidiaries in the E.U., both in the near term and the long term. As a result, we face numerous risks that could adversely affect how we conduct our businesses or our profitability and liquidity.

Our principal E.U. operating subsidiaries, GSI, GSIB and GSAMI, are incorporated and headquartered in the U.K. They all currently benefit from non-discriminatory access to E.U. clients and infrastructure based on E.U. treaties and E.U. legislation, including arrangements for cross-border “passporting” and the establishment of E.U. branches. Because the Withdrawal Agreement has not been ratified by the U.K. and E.U. Parliaments, it is uncertain whether GSI, GSIB and GSAMI will continue to benefit from the existing access arrangements for financial services following March 29, 2019, the date on which the U.K. is scheduled to leave the E.U. Further, even if the Withdrawal Agreement is ratified, there is uncertainty regarding the terms of the long-term trading relationship between the E.U. and the U.K., including the terms of access to each other’s financial markets.

In a hard Brexit scenario or as otherwise necessary, our German bank subsidiary, GSBE, will act as our main operating subsidiary in the E.U. and will assume certain functions that can no longer be efficiently and effectively performed by our U.K. operating subsidiaries, including GSI, GSIB and GSAMI. Implementing this strategy could materially adversely affect the manner in which we operate certain businesses in Europe, require us to restructure certain of our operations and expose us to higher operational, regulatory and compliance costs, higher taxes, higher subsidiary-level capital and liquidity requirements, additional restrictions on intercompany transactions, and new restrictions on the ability of our subsidiaries to share personal data, including client data, all of which could adversely affect our liquidity and profitability.

GSBE has not been one of our main operating subsidiaries in the E.U. Depending on the outcome, Brexit could necessitate a rapid and significant expansion in the scope of GSBE’s activities, as well as its headcount, balance sheet, and capital and funding needs. Although we have invested significant resources to plan for and address Brexit, there can be no assurance that we will be able to successfully execute our strategy. In addition, even if we are able to successfully execute our strategy, we face the risk that Brexit could have a disproportionately adverse effect on our E.U operations compared to some of our competitors who have more extensive pre-existing operations in the E.U. outside of the U.K.

In addition, Brexit has created an uncertain political and economic environment in the U.K., and may create such environments in other E.U. member states. Political and economic uncertainty has in the past led to, and the outcome of Brexit could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business.

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

Goldman Sachs 2018 Form 10-K	35

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

A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of our rights. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress, increased volatility and illiquidity.

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

36	Goldman Sachs 2018 Form 10-K

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

Pricing and other competitive pressures in our businesses have continued to increase, particularly in situations where some of our competitors may seek to increase market share by reducing prices. For example, in connection with investment banking and other assignments, in response to competitive pressure we have experienced, we have extended and priced credit at levels that may not always fully compensate us for the risks we take.

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

We have increased and intend to further increase our consumer-oriented deposit-taking and lending activities. To the extent we engage in such activities or similar consumer-oriented activities, we could face additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of customer and client information. As a result of a recent information security event involving a credit reporting agency, identity fraud may increase and industry practices may change in a manner that makes it more difficult for financial institutions, such as us, to evaluate the creditworthiness of consumers.

New business initiatives expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with less sophisticated clients, counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, market, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which certain assets are being operated or held or in which we interact with these counterparties. Legal, regulatory and reputational risks may also exist in connection with activities and transactions involving new products or markets where there is regulatory uncertainty or where there are different or conflicting regulations depending on the regulator or the jurisdiction involved, particularly where transactions in such products may involve multiple jurisdictions.

In recent years, we have invested, and may continue to invest, more in businesses that we expect will generate a higher level of more consistent revenues. Such investments may not be successful or have returns similar to our other businesses.

Our results may be adversely affected by the composition of our client base.

Our client base is not the same as that of our major competitors. Our businesses may have a higher or lower percentage of clients in certain industries or markets than some or all of our competitors. Therefore, unfavorable industry developments or market conditions affecting certain industries or markets may result in our businesses underperforming relative to similar businesses of a competitor if our businesses have a higher concentration of clients in such industries or markets. For example, our market-making businesses have a higher percentage of clients with actively managed assets than our competitors and such clients have been disproportionately affected during recent periods of low volatility.

Goldman Sachs 2018 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may not be able to obtain the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk, as well as increased costs to us.

Derivative transactions may also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be “netted” against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.

As a signatory to the ISDA Protocols and being subject to the FRB’s and FDIC’s rules on QFCs and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this new regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. Various non-U.S. regulators have also proposed regulations contemplated by the ISDA Universal Protocol, and those implementing regulations may result in additional limitations on our ability to exercise remedies against counterparties. The impact of the ISDA Protocols and these rules and regulations will depend on the development of market practices and structures, and they extend to repurchase agreements and other instruments that are not derivative contracts.

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

In addition, as new complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of credit derivatives and other OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks, and could adversely affect our profitability and increase our credit exposure to central clearing platforms.

Certain of our businesses, our funding and financial products may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (IBORs), in particular LIBOR.

The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. Similarly, it is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Similar statements have been made with respect to other IBORs.

38	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Uncertainty regarding IBORs and the taking of discretionary actions or negotiation of fallback provisions could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, compliance, legal and operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues. In addition, uncertainty relating to IBORs could result in increased capital requirements for the firm given potential low transaction volumes, a lack of liquidity or limited observability for exposures linked to IBORs or any emerging successor rates and operational incidents associated with changes in and the discontinuance of IBORs.

The language in our contracts and financial instruments that define IBORs, in particular LIBOR, have developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. As a result, there is considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates. This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our IBOR-based contracts and financial instruments.

Further, the discontinuation of an IBOR, changes in an IBOR or changes in market acceptance of any IBOR as a reference rate may also adversely affect the yield on loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into, the value of such loans, securities or derivative instruments, the trading market for securities, the terms of new loans being made using different or modified reference rates, our ability to effectively use derivative instruments to manage risk, or the availability or cost of our floating-rate funding and our exposure to fluctuations in interest rates.

Certain of our businesses and our funding may be adversely affected by changes in other reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.

All of our floating rate funding pays interest by reference to rates, such as LIBOR or Federal Funds. In addition, many of the products that we own or that we offer, such as structured notes, warrants, swaps or security-based swaps, pay interest or determine the principal amount to be paid at maturity or in the event of default by reference to rates or by reference to an index, currency, basket, ETF or other financial metric (the underlier). In the event that the composition of the underlier is significantly changed, by reference to rules governing such underlier or otherwise, the underlier ceases to exist (for example, in the event that a country withdraws from the Euro or links its currency to or delinks its currency from another currency or benchmark, or an index or ETF sponsor materially alters the composition of an index or ETF) or the underlier ceases to be recognized as an acceptable market benchmark, we may experience adverse effects consistent with those described above for IBORs.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependent on the talents and efforts of highly skilled people; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new talented and diverse employees and to retain and motivate our existing employees. Factors that affect our ability to attract and retain such employees include the level and composition of our compensation and benefits, and our reputation as a successful business with a culture of fairly hiring, training and promoting qualified employees. As a significant portion of the compensation that we pay to our employees is in the form of year-end discretionary compensation, a significant portion of which is in the form of deferred equity-related awards, declines in our profitability, or in the outlook for our future profitability, as well as regulatory limitations on compensation levels and terms, can negatively impact our ability to hire and retain highly qualified employees.

Competition from within the financial services industry and from businesses outside the financial services industry, including the technology industry, for qualified employees has often been intense. Recently, we have experienced increased competition in hiring and retaining employees to address the demands of new regulatory requirements, expanding consumer-oriented businesses and our technology initiatives. This is also the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.

Goldman Sachs 2018 Form 10-K	39

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

Substantial civil or criminal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for information about certain legal and regulatory proceedings and investigations in which we are involved. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase following periods in which we have reduced our headcount. Additionally, governmental entities have been and are plaintiffs in certain of the legal proceedings in which we are involved, and we may face future civil or criminal actions or claims by the same or other governmental entities, as well as follow-on civil litigation that is often commenced after regulatory settlements.

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

We are subject to laws and regulations worldwide, including the FCPA and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. Violation of these or similar laws and regulations could result in significant monetary penalties, severe restrictions on our activities and damage to our reputation.

40	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Certain law enforcement authorities have recently required admissions of wrongdoing, and, in some cases, criminal pleas, as part of the resolutions of matters brought by them against financial institutions or their employees. Any such resolution of a criminal matter involving us or our employees could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to conduct our activities generally or in certain circumstances and could have other negative effects.

In addition, the U.S. Department of Justice (DOJ) has announced a policy of requiring companies to provide investigators with all relevant facts relating to the individuals substantially involved in or responsible for the alleged misconduct in order to qualify for any cooperation credit in criminal investigations of corporate wrongdoing, or maximum cooperation credit in civil investigations of corporate wrongdoing. This policy may result in us incurring increased fines and penalties if the DOJ determines that we have not provided sufficient information about applicable individuals in connection with an investigation, as well as increased costs in responding to DOJ investigations. It is possible that other governmental authorities will adopt similar policies.

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

These activities subject us and/or the entities in which we invest to extensive and evolving federal, state and local energy, environmental, antitrust and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns may lead to additional regulation that could increase the operating costs and adversely affect the profitability of certain of our investments.

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

Goldman Sachs 2018 Form 10-K	41

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

42	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

While business and other practices throughout the world differ, our principal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the FCPA, the USA PATRIOT Act and the U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and customers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and any such violation could subject us to significant penalties or adversely affect our reputation.

In addition, there have been a number of highly publicized cases around the world, involving actual or alleged fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. This misconduct may include intentional efforts to ignore or circumvent applicable policies, rules or procedures. This misconduct has included and may also include in the future the theft of proprietary information, including proprietary software. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity have not been and may not be effective in all cases. See for example, “1Malaysia Development Berhad (1MDB)-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Item 2.    Properties

Our principal executive offices are located at 200 West Street, New York, New York and consist of approximately 2.1 million square feet. The building is located on a parcel leased from Battery Park City Authority pursuant to a ground lease. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use until June 2069, the expiration date of the lease. Under the terms of the ground lease, we made a lump sum ground rent payment in June 2007 of $161 million for rent through the term of the lease. We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million square feet of office space. We have additional offices and commercial space in the U.S. and elsewhere in the Americas, which together consist of approximately 2.6 million square feet of leased and owned space.

In Europe, the Middle East and Africa, we have offices that total approximately 1.6 million square feet of leased and owned space. Our European headquarters is located in London at Peterborough Court, pursuant to a lease that we can terminate in 2019. In total, we have offices with approximately 1.2 million square feet in London, relating to various properties. We have substantially completed the construction of a 826,000 square foot office in London. We entered into a sale and leaseback agreement for the property, which closed in January 2019. We expect initial occupancy during 2019.

In Asia, Australia and New Zealand, we have offices with approximately 3.1 million square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Japan, we currently have offices with approximately 219,000 square feet, the majority of which have leases that will expire in 2023. In Hong Kong, we currently have offices with approximately 300,000 square feet, the majority of which will expire in 2026.

In the preceding paragraphs, square footage figures are provided only for properties that are used in the operation of our businesses.

Our occupancy expenses include costs for office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our space capacity in relation to current and projected headcount levels. We may incur exit costs in the future if we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in locations in which we operate and dispose of existing space that had been held for potential growth. These costs may be material to our operating results in a given period.

Goldman Sachs 2018 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2013 through December 31, 2018 is set forth in “Supplemental Financial Information — Common Stock Performance” in Part II, Item 8 of this Form 10-K. As of February 8, 2019, there were 7,137 holders of record of our common stock.

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

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2018.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
2018
October	3,440,242	$219.52	3,440,242	35,862,341
November	2,182,707	$226.69	2,182,707	33,679,634
December	100	$178.34	100	33,679,534
Total	5,623,049		5,623,049

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

Item 6.    Selected Financial Data

The Selected Financial Data table is set forth in Part II, Item 8 of this Form 10-K.

44	Goldman Sachs 2018 Form 10-K

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

When we use the terms “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. We report our activities in four business segments: Investment Banking, Institutional Client Services, Investing & Lending and Investment Management. See “Results of Operations” for further information about our business segments.

References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2018. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2018, 2017 and 2016 refer to our years ended, or the dates, as the context requires, December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and total loss-absorbing capacity (TLAC) rules applicable to banks and bank holding companies (BHCs), the impact of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on our businesses and operations, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in both Notes 27 and 18 to the consolidated financial statements in Part II, Item 8 of this Form 10-K, as well as statements about the results of our Dodd-Frank Act and our stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our investment banking transaction backlog, statements about our expected tax rate, statements about the estimated impact of new accounting standards, statements about the level of capital actions, statements about our expected interest income, statements about our credit exposures, statements about our preparations following the U.K.’s notification to the European Council of its decision to leave the E.U. (Brexit), including our plan to manage a hard Brexit scenario, statements about the replacement of LIBOR and other IBORs and the objectives of our program related to the transition from IBORs to alternative risk-free reference rates, and statements about the adequacy of our allowance for credit losses.

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

Goldman Sachs 2018 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Executive Overview

2018 versus 2017. We generated net earnings of $10.46 billion for 2018, significantly higher compared with $4.29 billion for 2017. Diluted earnings per common share was $25.27 for 2018, significantly higher compared with $9.01 for 2017. Return on average common shareholders’ equity (ROE) was 13.3% for 2018, compared with 4.9% for 2017. Book value per common share was $207.36 as of December 2018, 14.6% higher compared with December 2017.

In 2018, we recorded a $487 million income tax benefit as we finalized the estimated income tax expense of $4.40 billion related to the Tax Cuts and Jobs Act (Tax Legislation) recorded in the fourth quarter of 2017. Excluding these items, diluted earnings per common share was $24.02 for 2018, compared with $19.76 for 2017, and ROE was 12.7% for 2018, compared with 10.8% for 2017. See “Results of Operations — Financial Overview” for further information about non-GAAP measures that exclude the impact of Tax Legislation. See “Results of Operations — Provision for Taxes” for further information about Tax Legislation.

Net revenues were $36.62 billion for 2018, 12% higher than 2017, reflecting higher net revenues across all segments. Net revenues in Institutional Client Services were higher, due to higher net revenues in both Equities and Fixed Income, Currency and Commodities Client Execution (FICC Client Execution). Net revenues in Investing & Lending increased, driven by significantly higher net interest income in debt securities and loans. Net revenues were also higher in Investment Management, primarily due to significantly higher incentive fees, and Investment Banking, reflecting strong net revenues in both Financial Advisory and Underwriting during 2018.

Provision for credit losses was $674 million for 2018, compared with $657 million for 2017, as the higher provision for credit losses primarily related to consumer loan growth in 2018 was partially offset by an impairment of approximately $130 million on a secured loan in 2017.

Operating expenses were $23.46 billion for 2018, 12% higher than 2017, primarily due to higher compensation and benefits expenses, reflecting improved operating performance, and significantly higher net provisions for litigation and regulatory proceedings.

We returned $4.52 billion of capital to common shareholders during 2018, including $3.29 billion of common share repurchases and $1.23 billion in common stock dividends. As of December 2018, our Common Equity Tier 1 (CET1) ratio as calculated in accordance with the Standardized approach was 13.3% and the Basel III Advanced approach was 13.1%. See Note 20 to the consolidated financial statements for further information about our capital ratios.

2017 versus 2016. We generated net earnings of $4.29 billion for 2017, a decrease of 42%, compared with $7.40 billion in 2016. Diluted earnings per common share was $9.01 for 2017, a decrease of 45%, compared with $16.29 for 2016. ROE was 4.9% for 2017, compared with 9.4% for 2016. Book value per common share was $181.00 as of December 2017, 0.8% lower compared with December 2016.

Net revenues were $32.73 billion for 2017, 6% higher than 2016, due to significantly higher net revenues in Investing & Lending and higher net revenues in both Investment Banking and Investment Management. These increases were partially offset by lower net revenues in Institutional Client Services, primarily reflecting significantly lower net revenues in FICC Client Execution.

Provision for credit losses was $657 million for 2017, compared with $182 million for 2016, reflecting an increase in impairments, which included an impairment of approximately $130 million on a secured loan in 2017, and higher provision for credit losses primarily related to consumer loan growth.

Operating expenses were $20.94 billion for 2017, 3% higher than 2016, primarily driven by slightly higher compensation and benefits expenses and our investments to fund growth.

We returned $7.90 billion of capital to common shareholders during 2017, including $6.72 billion of common share repurchases and $1.18 billion in common stock dividends. As of December 2017, our CET1 ratio as calculated in accordance with the Standardized approach was 12.1% and the Basel III Advanced approach was 10.9%, in each case reflecting the applicable transitional provisions. See Note 20 to the consolidated financial statements for further information about our capital ratios.

46	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Business Environment

Global

During 2018, real gross domestic product (GDP) growth appeared to increase in the U.S. but generally decreased in other major economies. In advanced economies, growth in the Euro area, U.K., and Japan each was lower and, in emerging markets, growth in China decreased slightly. Economic activity in several major emerging market economies was impacted by concerns about the vulnerability of these economies to a stronger U.S. dollar and higher U.S. Treasury rates. Global asset markets experienced significant periods of volatility in the first and fourth quarters of 2018 driven by concerns about the prospect of slowing global growth and tighter monetary policy. The U.S. presidential administration implemented and proposed new tariffs on imports from China, which prompted retaliatory measures, and rising global trade tensions remained a meaningful source of uncertainty affecting asset prices throughout 2018. Political uncertainty in Europe increased as a new coalition government formed in Italy in May 2018 and the future of the relationship between the U.K. and E.U. remained uncertain. During 2018, the U.S. Federal Reserve increased the target federal funds rate four times and the Bank of England increased its official target interest rate in August 2018, while the Bank of Japan introduced forward guidance and expanded the permissible range of fluctuations for the 10-year interest rate.

In investment banking, industry-wide announced and completed mergers and acquisitions volumes increased compared with 2017, while industry-wide underwriting transactions decreased.

United States

In the U.S., real GDP appeared to increase by 2.9% in 2018, compared with 2.2% in 2017, as growth in total fixed investment and government spending increased. Measures of consumer confidence were stronger on average compared with the prior year, and the unemployment rate declined to 3.9% as of December 2018. Housing starts, sales and prices increased compared with 2017. Measures of headline inflation were stable compared with 2017, while measures of core inflation (excluding food and energy) increased. The U.S. Federal Reserve increased the target federal funds rate by 25 basis points in each quarter of 2018 to a range of 2.25% to 2.50% as of December 2018. The yield on the 10-year U.S. Treasury note ended the year at 2.69%, 29 basis points higher compared with the end of 2017. The price of crude oil (WTI) ended the year at approximately $45 per barrel, a decrease of 25% compared with the end of 2017. In equity markets, the Dow Jones Industrial Average decreased by 6%, the S&P 500 Index decreased by 6% and the NASDAQ Composite Index decreased by 4% compared with the end of 2017.

Europe

In the Euro area, real GDP increased by 1.8% in 2018, compared with 2.4% in 2017, while measures of inflation remained low. The European Central Bank maintained its main refinancing operations rate at 0% and its deposit rate at (0.40)%, but reduced its monthly asset purchases to a pace of €15 billion per month after September 2018 and through December 2018, after which net asset purchases ended. Measures of unemployment decreased, and the Euro depreciated by 4% against the U.S. dollar compared with the end of 2017. Following the formation of a new coalition government in May 2018, political uncertainty in Italy remained high and the yield on 10-year government bonds in Italy increased significantly. Elsewhere in the Euro area, yields on 10-year government bonds mostly decreased. In equity markets, the DAX Index decreased by 18%, the Euro Stoxx 50 Index decreased by 14% and the CAC 40 Index decreased by 11% compared with the end of 2017. In March 2018, it was announced that terms were agreed upon for the transitional period of the U.K.’s withdrawal from the E.U. and, in November 2018, the U.K. and the E.U. agreed on a draft Brexit withdrawal agreement. However, as of the end of the year, there was significant uncertainty about the future relationship between the U.K. and the E.U.

In the U.K., real GDP increased by 1.4% in 2018, compared with 1.8% in 2017. The Bank of England increased its official bank rate by 25 basis points to 0.75% in August 2018, and the British pound depreciated by 6% against the U.S. dollar. The yield on 10-year government bonds increased by 8 basis points and, in equity markets, the FTSE 100 Index decreased by 12% compared with the end of 2017.

Asia

In Japan, real GDP increased by 0.7% in 2018, compared with 1.9% in 2017. The Bank of Japan maintained its asset purchase program and continued to target a yield on 10-year government bonds of approximately 0%. In July 2018, the Bank of Japan introduced forward guidance for its interest rate policy and expanded the permissible range of deviations from the 0% target yield for the 10-year government bond. The yield on 10-year government bonds decreased by 3 basis points, the U.S. dollar depreciated by 3% against the Japanese yen and the Nikkei 225 Index decreased by 12% compared with the end of 2017.

In China, real GDP increased by 6.6% in 2018, compared with 6.8% in 2017. The U.S. dollar appreciated by 6% against the Chinese yuan compared with the end of 2017, while in equity markets, the Shanghai Composite Index decreased by 25% and the Hang Seng Index decreased by 14%.

Goldman Sachs 2018 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In India, real GDP appeared to increase by 7.5% in 2018, compared with 6.3% in 2017. The U.S. dollar appreciated by 9% against the Indian rupee and the BSE Sensex Index increased by 6% compared with the end of 2017.

Other Markets

In Brazil, real GDP appeared to increase by 1.2% in 2018, compared with 1.1% in 2017. The U.S. dollar appreciated by 17% against the Brazilian real and the Bovespa Index increased by 15% compared with the end of 2017. In Russia, real GDP appeared to increase by 2.3% in 2018, compared with 1.5% in 2017. The U.S. dollar appreciated by 21% against the Russian ruble and the MOEX Russia Index increased by 12% compared with the end of 2017.

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.4% as of December 2018 and 2.1% as of December 2017, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

48	Goldman Sachs 2018 Form 10-K

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

In the fourth quarter of 2018, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment. The qualitative assessment required management to make judgments and to evaluate several factors, which included, but were not limited to, performance indicators, firm and industry events, macroeconomic indicators and fair value indicators. Based on our evaluation of these factors, we determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, we determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.

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

Goldman Sachs 2018 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

If we experience a prolonged or severe period of weakness in the business environment, financial markets, our performance or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.

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

Use of Estimates

U.S. GAAP requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining the allowance for credit losses on loans receivable and lending commitments held for investment, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and provisions for losses that may arise from tax audits.

We estimate and record an allowance for credit losses related to our loans receivable and lending commitments held for investment. Management’s estimate of credit losses entails judgment about collectability at the reporting dates, and there are uncertainties inherent in those judgments. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

We also estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In addition, we estimate the upper end of the range of reasonably possible aggregate loss in excess of the related reserves for litigation and regulatory proceedings where we believe the risk of loss is more than slight. See Notes 18 and 27 to the consolidated financial statements for information about certain judicial, litigation and regulatory proceedings.

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

50	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Overview

The table below presents an overview of financial results and selected financial ratios.

	Year Ended December

$ in millions, except per share amounts	2018	2017	2016
Net revenues	$36,616	$32,730	$30,790
Pre-tax earnings	$12,481	$11,132	$10,304
Net earnings	$10,459	$ 4,286	$ 7,398
Net earnings applicable to common shareholders	$ 9,860	$ 3,685	$ 7,087
Diluted earnings per common share	$ 25.27	$ 9.01	$ 16.29
ROE	13.3%	4.9%	9.4%
ROTE	14.1%	5.2%	9.9%
Net earnings to average total assets	1.1%	0.5%	0.8%
Return on average total shareholders’ equity	12.3%	5.0%	8.5%
Average total shareholders’ equity to average total assets	8.8%	9.5%	9.8%
Dividend payout ratio	12.5%	32.2%	16.0%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•

Net earnings applicable to common shareholders for 2016 included a benefit of $266 million, reflected in preferred stock dividends, related to the exchange of APEX for shares of Series E and Series F Preferred Stock. See Note 19 to the consolidated financial statements for further information.

•

ROE is calculated by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Return on average tangible common shareholders’ equity (ROTE) is calculated by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. Return on average total shareholders’ equity is calculated by dividing net earnings by average monthly total shareholders’ equity. The table below presents average common and total shareholders’ equity, including the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Year Ended December

$ in millions	2018	2017	2016
Total shareholders’ equity	$ 85,238	$ 85,959	$ 86,658
Preferred stock	(11,253)	(11,238)	(11,304)
Common shareholders’ equity	73,985	74,721	75,354
Goodwill and identifiable intangible assets	(4,090)	(4,065)	(4,126)
Tangible common shareholders’ equity	$ 69,895	$ 70,656	$ 71,228
•

In 2017, we recorded $4.40 billion of estimated income tax expense related to Tax Legislation. Excluding this expense, diluted earnings per common share was $19.76, ROE was 10.8% and ROTE was 11.4% for 2017. In the fourth quarter of 2018, we finalized this estimate to reflect the impact of updated information, including subsequent guidance issued by the U.S. Internal Revenue Service (IRS), resulting in a $487 million income tax benefit for 2018. Excluding this benefit, diluted earnings per common share was $24.02, ROE was 12.7% and ROTE was 13.4% for 2018. We believe that presenting our results excluding Tax Legislation is meaningful as excluding the above items increases the comparability of period-to-period results. See “Results of Operations — Provision for Taxes” for further information about Tax Legislation. Diluted earnings per common share, ROE and ROTE, excluding the impact of the above items related to Tax Legislation, are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies. The tables below present the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity, excluding the impact of the above items related to Tax Legislation.

	Year Ended December

in millions, except per share amounts	2018	2017
Net earnings applicable to common shareholders, as reported	$9,860	$3,685
Impact of Tax Legislation	(487)	4,400
Net earnings applicable to common shareholders, excluding the impact of Tax Legislation	$9,373	$8,085
Divided by average diluted common shares	390.2	409.1
Diluted earnings per common share, excluding the impact of Tax Legislation	$24.02	$19.76

	Average for the Year Ended December

$ in millions	2018	2017
Common shareholders’ equity, as reported	$73,985	$74,721
Impact of Tax Legislation	(42)	338
Common shareholders’ equity, excluding the impact of Tax Legislation	73,943	75,059
Goodwill and identifiable intangible assets	(4,090)	(4,065)
Tangible common shareholders’ equity, excluding the impact of Tax Legislation	$69,853	$70,994

•

In 2017, as required, we adopted ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” The impact of adoption was a reduction to our provision for taxes of $719 million for 2017, which increased diluted earnings per common share by approximately $1.75 and both ROE and ROTE by approximately 1.0 percentage points. The impact for 2018 was not material. See Note 3 to the consolidated financial statements for further information about this ASU.

Goldman Sachs 2018 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues

The table below presents net revenues by line item.

	Year Ended December

$ in millions	2018	2017	2016
Investment banking	$ 7,862	$ 7,371	$ 6,273
Investment management	6,514	5,803	5,407
Commissions and fees	3,199	3,051	3,208
Market making	9,451	7,660	9,933
Other principal transactions	5,823	5,913	3,382
Total non-interest revenues	32,849	29,798	28,203
Interest income	19,679	13,113	9,691
Interest expense	15,912	10,181	7,104
Net interest income	3,767	2,932	2,587
Total net revenues	$36,616	$32,730	$30,790

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

•

Other principal transactions consists of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, other principal transactions includes revenues related to our consolidated investments. These activities are included in our Investing & Lending segment. Provision for credit losses, previously reported in other principal transactions revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.

Operating Environment. During 2018, our market-making activities reflected generally higher levels of volatility and improved client activity, compared with a low volatility environment in 2017. In investment banking, industry-wide mergers and acquisitions volumes increased compared with 2017, while industry-wide underwriting transactions decreased. Our other principal transactions revenues benefited from company-specific events, including sales, and strong corporate performance, while investments in public equities reflected losses, as global equity prices generally decreased in 2018, particularly towards the end of the year. In investment management, our assets under supervision increased reflecting net inflows in liquidity products, fixed income assets and equity assets, partially offset by depreciation in client assets, primarily in equity assets.

If market-making or investment banking activity levels decline, or assets under supervision decline, or asset prices continue to decline, net revenues would likely be negatively impacted. See “Segment Operating Results” for further information about the operating environment and material trends and uncertainties that may impact our results of operations.

During 2017, generally higher asset prices and tighter credit spreads were supportive of industry-wide underwriting activities, investment management performance and other principal transactions. However, low levels of volatility in equity, fixed income, currency and commodity markets continued to negatively affect our market-making activities.

2018 versus 2017

Net revenues in the consolidated statements of earnings were $36.62 billion for 2018, 12% higher than 2017, primarily due to significantly higher market making revenues and net interest income, as well as higher investment management revenues and investment banking revenues.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $7.86 billion for 2018, 7% higher than 2017. Revenues in financial advisory were higher, reflecting an increase in industry-wide completed mergers and acquisitions volumes. Revenues in underwriting were slightly higher, due to significantly higher revenues in equity underwriting, driven by initial public offerings, partially offset by lower revenues in debt underwriting, reflecting a decline in leveraged finance activity.

Investment management revenues in the consolidated statements of earnings were $6.51 billion for 2018, 12% higher than 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were also higher, reflecting higher average assets under supervision and the impact of the recently adopted revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

52	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Commissions and fees in the consolidated statements of earnings were $3.20 billion for 2018, 5% higher than 2017, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes.

Market making revenues in the consolidated statements of earnings were $9.45 billion for 2018, 23% higher than 2017, due to significantly higher revenues in equity products, interest rate products and commodities. These increases were partially offset by significantly lower results in mortgages and lower revenues in credit products.

Other principal transactions revenues in the consolidated statements of earnings were $5.82 billion for 2018, 2% lower than 2017, reflecting net losses from investments in public equities compared with net gains in the prior year, partially offset by significantly higher net gains from investments in private equities, driven by company-specific events, including sales, and corporate performance.

Net Interest Income. Net interest income in the consolidated statements of earnings was $3.77 billion for 2018, 28% higher than 2017, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements, other interest-earning assets and deposits with banks, increases in total average loans receivable and financial instruments owned, and higher yields on financial instruments owned and loans receivable. The increase in interest income was partially offset by higher interest expense primarily due to the impact of higher interest rates on other interest-bearing liabilities, collateralized financings, deposits and long-term borrowings, and increases in total average long-term borrowings and deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

2017 versus 2016

Net revenues in the consolidated statements of earnings were $32.73 billion for 2017, 6% higher than 2016, due to significantly higher other principal transactions revenues, and higher investment banking revenues, investment management revenues and net interest income. These increases were partially offset by significantly lower market making revenues and lower commissions and fees.

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

Other principal transactions revenues in the consolidated statements of earnings were $5.91 billion for 2017, 75% higher than 2016, primarily reflecting a significant increase in net gains from private equities, which were positively impacted by company-specific events and corporate performance. In addition, net gains from public equities were significantly higher, as global equity prices increased during the year.

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

Provision for Credit Losses

Provision for credit losses consists of provision for credit losses on loans receivable and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.

The table below presents the provision for credit losses.

	Year Ended December

$ in millions	2018	2017	2016
Provision for credit losses	$674	$657	$182

Goldman Sachs 2018 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

2018 versus 2017. Provision for credit losses in the consolidated statements of earnings was $674 million for 2018, compared with $657 million for 2017, as the higher provision for credit losses primarily related to consumer loan growth in 2018 was partially offset by an impairment of approximately $130 million on a secured loan in 2017.

2017 versus 2016. Provision for credit losses in the consolidated statements of earnings was $657 million for 2017, compared with $182 million for 2016, reflecting an increase in impairments, which included an impairment of approximately $130 million on a secured loan in 2017, and higher provision for credit losses primarily related to consumer loan growth.

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

The table below presents operating expenses by line item and headcount.

	Year Ended December

$ in millions	2018	2017	2016
Compensation and benefits	$12,328	$11,653	$11,448
Brokerage, clearing, exchange and distribution fees	3,200	2,876	2,823
Market development	740	588	457
Communications and technology	1,023	897	809
Depreciation and amortization	1,328	1,152	998
Occupancy	809	733	788
Professional fees	1,214	1,165	1,081
Other expenses	2,819	1,877	1,900
Total operating expenses	$23,461	$20,941	$20,304
Headcount at period-end	36,600	33,600	32,400

In the table above, the following reclassifications have been made to previously reported amounts to conform to the current presentation:

•	Regulatory-related fees that are paid to exchanges are now reported in brokerage, clearing, exchange and distribution fees. Previously such amounts were reported in other expenses.

•

Headcount consists of our employees, and excludes consultants and temporary staff previously reported as part of total staff. As a result, expenses related to these consultants and temporary staff are now reported in professional fees. Previously such amounts were reported in compensation and benefits expenses.

2018 versus 2017. Operating expenses in the consolidated statements of earnings were $23.46 billion for 2018, 12% higher than 2017. Our efficiency ratio (total operating expenses divided by total net revenues) for 2018 was 64.1%, compared with 64.0% for 2017.

The increase in operating expenses compared with 2017 was primarily due to higher compensation and benefits expenses, reflecting improved operating performance, and significantly higher net provisions for litigation and regulatory proceedings. Brokerage, clearing, exchange and distribution fees were also higher, reflecting an increase in activity levels, and technology expenses increased, reflecting higher expenses related to computing services. In addition, expenses related to consolidated investments and our digital lending and deposit platform increased, with the increases primarily in depreciation and amortization expenses, market development expenses and other expenses. The increase compared with 2017 also included $297 million related to the recently adopted revenue recognition standard. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Net provisions for litigation and regulatory proceedings for 2018 were $844 million compared with $188 million for 2017. 2018 included a $132 million charitable contribution to Goldman Sachs Gives, our donor-advised fund. Compensation was reduced to fund this charitable contribution to Goldman Sachs Gives. We ask our participating managing directors to make recommendations regarding potential charitable recipients for this contribution.

As of December 2018, headcount increased 9% compared with December 2017, reflecting an increase in technology professionals and investments in new business initiatives.

2017 versus 2016. Operating expenses in the consolidated statements of earnings were $20.94 billion for 2017, 3% higher than 2016. Our efficiency ratio for 2017 was 64.0% compared with 65.9% for 2016.

The increase in operating expenses compared with 2016 was primarily driven by slightly higher compensation and benefits expenses and our investments to fund growth. Higher expenses related to consolidated investments and our digital lending and deposit platform were primarily included in depreciation and amortization expenses, market development expenses and other expenses. In addition, technology expenses increased, reflecting higher expenses related to cloud-based services and software depreciation, and professional fees increased, primarily related to consulting costs. These increases were partially offset by lower net provisions for litigation and regulatory proceedings, and lower occupancy expenses (primarily related to exit costs in 2016).

54	Goldman Sachs 2018 Form 10-K

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

As of December 2017, headcount increased 4% compared with December 2016, reflecting an increase in employees of our digital lending and deposit platform, and in support of our regulatory efforts.

Provision for Taxes

The effective income tax rate for 2018 was 16.2%, down from 61.5% for 2017, as 2017 included the estimated impact of Tax Legislation, which increased our effective income tax rate by 39.5 percentage points. Additionally, the decrease compared with 2017 reflected the impact of the lower U.S. corporate income tax rate in 2018. The estimated impact of Tax Legislation was an increase in income tax expense of $4.40 billion for 2017. During 2018, we finalized this estimate to reflect the impact of updated information, including subsequent guidance issued by the IRS, resulting in a $487 million income tax benefit for 2018.

The effective income tax rate for 2017 was 61.5%, up from 28.2% for 2016. The increase compared with 2016 was primarily due to the estimated impact of Tax Legislation, which was enacted on December 22, 2017, partially offset by tax benefits on the settlement of employee share-based awards in accordance with ASU No. 2016-09.

Effective January 1, 2018, Tax Legislation reduced the U.S. corporate tax rate to 21%, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2% of total deductible expenses to certain foreign subsidiaries. GILTI is effectively a 10.5% tax, before allowable credits for foreign taxes paid, on the annual taxable income of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. During 2018, the IRS issued proposed regulations relating to BEAT and GILTI. Our 2018 effective income tax rate includes estimates for BEAT and GILTI that are based on our current interpretation of these proposed regulations. We do not expect that the finalization of these proposed regulations will have a material impact on these estimates.

Based on our current interpretations of the rules and legislative guidance to date, we expect our 2019 tax rate to be between 22% and 23%, excluding the impact of equity-based compensation.

Segment Operating Results

The table below presents the net revenues, provision for credit losses, operating expenses and pre-tax earnings by segment.

	Year Ended December

$ in millions	2018	2017	2016
Investment Banking
Net revenues	$ 7,862	$ 7,371	$ 6,273
Operating expenses	4,346	3,526	3,437
Pre-tax earnings	$ 3,516	$ 3,845	$ 2,836
Institutional Client Services
Net revenues	$13,482	$11,902	$14,467
Operating expenses	10,351	9,692	9,713
Pre-tax earnings	$ 3,131	$ 2,210	$ 4,754
Investing & Lending
Net revenues	$ 8,250	$ 7,238	$ 4,262
Provision for credit losses	674	657	182
Operating expenses	3,365	2,796	2,386
Pre-tax earnings	$ 4,211	$ 3,785	$ 1,694
Investment Management
Net revenues	$ 7,022	$ 6,219	$ 5,788
Operating expenses	5,267	4,800	4,654
Pre-tax earnings	$ 1,755	$ 1,419	$ 1,134
Total net revenues	$36,616	$32,730	$30,790
Provision for credit losses	674	657	182
Total operating expenses	23,461	20,941	20,304
Total pre-tax earnings	$12,481	$11,132	$10,304

In the table above:

•

Provision for credit losses, previously reported in Investing & Lending segment net revenues, is now reported as a separate line item. Previously reported amounts have been conformed to the current presentation.

•	All operating expenses have been allocated to our segments except for charitable contributions of $132 million for 2018, $127 million for 2017 and $114 million for 2016.

Net revenues in our segments include allocations of interest income and expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such positions. See Note 25 to the consolidated financial statements for further information about our business segments.

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

Goldman Sachs 2018 Form 10-K	55

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

The table below presents the operating results of our Investment Banking segment.

	Year Ended December

$ in millions	2018	2017	2016
Financial Advisory	$3,507	$3,188	$2,932
Equity underwriting	1,646	1,243	891
Debt underwriting	2,709	2,940	2,450
Total Underwriting	4,355	4,183	3,341
Total net revenues	7,862	7,371	6,273
Operating expenses	4,346	3,526	3,437
Pre-tax earnings	$3,516	$3,845	$2,836

The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December

$ in billions	2018	2017	2016
Announced mergers and acquisitions	$1,292	$ 877	$ 901
Completed mergers and acquisitions	$1,217	$ 942	$1,215
Equity and equity-related offerings	$ 67	$ 69	$ 49
Debt offerings	$ 257	$ 289	$ 271

In the table above:

•	Volumes are per Dealogic.

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

Operating Environment. During 2018, industry-wide announced and completed mergers and acquisitions activity was strong and volumes increased compared with 2017.

In underwriting, industry-wide equity and debt underwriting transactions decreased compared with 2017, reflecting a challenging market environment for financing towards the end of 2018. However, demand for initial public offerings increased compared with 2017.

In the future, if industry-wide mergers and acquisitions volumes decline, or if equity or debt underwriting transactions continue to decline, net revenues in Investment Banking would likely be negatively impacted.

During 2017, Investment Banking operated in an environment characterized by solid industry-wide mergers and acquisitions transactions, although volumes declined compared with 2016. Industry-wide debt underwriting offerings remained strong and industry-wide equity underwriting offerings increased significantly compared with 2016.

2018 versus 2017. Net revenues in Investment Banking were $7.86 billion for 2018, 7% higher than 2017.

Net revenues in Financial Advisory were $3.51 billion, 10% higher than 2017, reflecting an increase in industry-wide completed mergers and acquisitions volumes.

Net revenues in Underwriting were $4.36 billion, 4% higher than 2017, due to significantly higher net revenues in equity underwriting, driven by initial public offerings, partially offset by lower net revenues in debt underwriting, reflecting a decline in leveraged finance activity.

Operating expenses were $4.35 billion for 2018, 23% higher than 2017, primarily due to higher net provisions for litigation and regulatory proceedings, increased compensation and benefits expenses, reflecting higher net revenues, and the impact of the recently adopted revenue recognition standard. Pre-tax earnings were $3.52 billion in 2018, 9% lower than 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

As of December 2018, our investment banking transaction backlog increased compared with December 2017, primarily due to significantly higher estimated net revenues from potential advisory transactions. Estimated net revenues from potential debt underwriting transactions were also higher, while estimated net revenues from equity underwriting transactions were essentially unchanged.

56	Goldman Sachs 2018 Form 10-K

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

As of December 2017, our investment banking transaction backlog increased compared with December 2016, due to significantly higher estimated net revenues from potential debt underwriting transactions and significantly higher estimated net revenues from potential equity underwriting transactions, primarily in initial public offerings. These increases were partially offset by lower estimated net revenues from potential advisory transactions, principally related to mergers and acquisitions.

Institutional Client Services

Our Institutional Client Services segment consists of:

FICC Client Execution. Includes client execution activities related to making markets in both cash and derivative instruments for interest rate products, credit products, mortgages, currencies and commodities.

•

Interest Rate Products. Government bonds (including inflation-linked securities) across maturities, other government-backed securities, securities sold under agreements to repurchase (repurchase agreements), and interest rate swaps, options and other derivatives.

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

Goldman Sachs 2018 Form 10-K	57

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

The table below presents the operating results of our Institutional Client Services segment.

	Year Ended December

$ in millions	2018	2017	2016
FICC Client Execution	$ 5,882	$ 5,299	$ 7,556
Equities client execution	2,835	2,046	2,194
Commissions and fees	3,055	2,920	3,078
Securities services	1,710	1,637	1,639
Total Equities	7,600	6,603	6,911
Total net revenues	13,482	11,902	14,467
Operating expenses	10,351	9,692	9,713
Pre-tax earnings	$ 3,131	$ 2,210	$ 4,754

The table below presents the net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Year Ended December 2018
Market making	$ 5,211	$ 4,240	$ 9,451
Commissions and fees	–	3,055	3,055
Net interest income	671	305	976
Total net revenues	$ 5,882	$ 7,600	$13,482
Year Ended December 2017
Market making	$ 4,403	$ 3,257	$ 7,660
Commissions and fees	–	2,920	2,920
Net interest income	896	426	1,322
Total net revenues	$ 5,299	$ 6,603	$11,902
Year Ended December 2016
Market making	$ 6,803	$ 3,130	$ 9,933
Commissions and fees	–	3,078	3,078
Net interest income	753	703	1,456
Total net revenues	$ 7,556	$ 6,911	$14,467

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•

See “Net Revenues” for further information about market making revenues, commissions and fees, and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution was client activity.

58	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During 2018, Institutional Client Services operated in an environment characterized by generally higher levels of volatility and improved client activity, compared with a low volatility environment in 2017. The average daily VIX for 2018 increased to 17, reflecting periods of high volatility in the first and fourth quarters of 2018, compared with 11 for 2017. In 2018, global equity markets generally decreased (with the MSCI World Index down 11%) and in credit markets, spreads generally widened (with U.S. high-yield credit spreads wider by 139 basis points), both particularly towards the end of the year. Oil prices decreased to $45 per barrel (WTI), while natural gas prices were essentially unchanged at $2.94 per million British thermal units compared to the end of 2017. If activity levels decline, net revenues in Institutional Client Services would likely be negatively impacted. See “Business Environment” for further information about economic and market conditions in the global operating environment during the year.

During 2017, low volatility levels in equity, fixed income, currency and commodity markets impacted the operating environment for Institutional Client Services. This negatively affected client activity across businesses, particularly in FICC Client Execution. Although market-making conditions were challenged, global equity markets increased compared with 2016, and credit spreads generally tightened.

2018 versus 2017. Net revenues in Institutional Client Services were $13.48 billion for 2018, 13% higher than 2017.

Net revenues in FICC Client Execution were $5.88 billion, 11% higher than 2017, primarily reflecting higher client activity.

The following provides information about our FICC Client Execution net revenues by business, compared with 2017 results:

•

Net revenues in commodities were significantly higher, reflecting the impact of improved market-making conditions on our inventory, compared with challenging conditions in 2017, and higher client activity.

•	Net revenues in currencies were significantly higher, primarily reflecting higher client activity.

•	Net revenues in interest rate products and mortgages were both slightly lower, reflecting lower client activity.

•

Net revenues in credit products were essentially unchanged, reflecting the impact of challenging market-making conditions on our inventory, particularly during the fourth quarter of 2018, offset by higher client activity.

For 2018, approximately 90% of the net revenues in FICC Client Execution were generated from market intermediation and approximately 10% were generated from financing. FICC Client Execution financing net revenues include net revenues primarily from short-term repurchase agreement activities.

Net revenues in Equities were $7.60 billion, 15% higher than 2017, primarily due to significantly higher net revenues in equities client execution, reflecting significantly higher net revenues in both cash products and derivatives. In addition, commissions and fees were higher, reflecting an increase in our listed cash equity and futures volumes, generally consistent with market volumes. Net revenues in securities services were slightly higher.

For 2018, approximately 60% of the net revenues in Equities were generated from market intermediation and approximately 40% were generated from financing. Equities financing net revenues include net revenues from prime brokerage and other financing activities, including securities lending, margin lending and swaps.

Operating expenses were $10.35 billion for 2018, 7% higher than 2017, primarily due to increased compensation and benefits expenses, reflecting higher net revenues, higher net provisions for litigation and regulatory proceedings, and higher brokerage, clearing and exchange fees. Pre-tax earnings were $3.13 billion in 2018, 42% higher than 2017.

2017 versus 2016. Net revenues in Institutional Client Services were $11.90 billion for 2017, 18% lower than 2016.

Net revenues in FICC Client Execution were $5.30 billion, 30% lower than 2016, reflecting significantly lower client activity. Approximately one-third of the decline in FICC Client Execution net revenues was due to significantly lower results in commodities.

The following provides information about our FICC Client Execution net revenues by business, compared with 2016 results:

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

Goldman Sachs 2018 Form 10-K	59

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

Investing & Lending

Investing & Lending includes our investing activities and the origination of loans, including our relationship lending activities, to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, including through our Merchant Banking business and our Special Situations Group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that we manage. We also make unsecured loans through our digital platform, Marcus: by Goldman Sachs and secured loans through our digital platform, Goldman Sachs Private Bank Select.

The table below presents the operating results of our Investing & Lending segment.

	Year Ended December

$ in millions	2018	2017	2016
Equity securities	$4,455	$4,578	$2,573
Debt securities and loans	3,795	2,660	1,689
Total net revenues	8,250	7,238	4,262
Provision for credit losses	674	657	182
Operating expenses	3,365	2,796	2,386
Pre-tax earnings	$4,211	$3,785	$1,694

Operating Environment. During 2018, our investments in private equities benefited from company-specific events, including sales, and strong corporate performance, while investments in public equities reflected losses, as global equity prices generally decreased. Results for our investments in debt securities and loans reflected continued growth in loans receivables, resulting in higher net interest income. If macroeconomic concerns negatively affect corporate performance or the origination of loans, or if global equity prices continue to decline, net revenues in Investing & Lending would likely be negatively impacted.

During 2017, generally higher global equity prices and tighter credit spreads contributed to a favorable environment for our equity and debt investments. Results also reflected net gains from company-specific events, including sales, and corporate performance.

2018 versus 2017. Net revenues in Investing & Lending were $8.25 billion for 2018, 14% higher than 2017.

Net revenues in equity securities were $4.46 billion, 3% lower than 2017, reflecting net losses from investments in public equities (2018 included $183 million of net losses) compared with net gains in the prior year, partially offset by significantly higher net gains from investments in private equities (2018 included $4.64 billion of net gains), driven by company-specific events, including sales, and corporate performance. For 2018, 60% of the net revenues in equity securities were generated from corporate investments and 40% were generated from real estate.

Net revenues in debt securities and loans were $3.80 billion, 43% higher than 2017, primarily driven by significantly higher net interest income. 2018 included net interest income of approximately $2.70 billion compared with approximately $1.80 billion in 2017.

Provision for credit losses was $674 million for 2018, compared with $657 million for 2017, as the higher provision for credit losses primarily related to consumer loan growth in 2018 was partially offset by an impairment of approximately $130 million on a secured loan in 2017.

Operating expenses were $3.37 billion for 2018, 20% higher than 2017, primarily due to increased expenses related to consolidated investments and our digital lending and deposit platform, and increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $4.21 billion in 2018, 11% higher than 2017.

2017 versus 2016. Net revenues in Investing & Lending were $7.24 billion for 2017, 70% higher than 2016.

Net revenues in equity securities were $4.58 billion, 78% higher than 2016, primarily reflecting a significant increase in net gains from private equities (2017 included $3.82 billion of net gains), which were positively impacted by company-specific events and corporate performance. In addition, net gains from public equities (2017 included $762 million of net gains) were significantly higher, as global equity prices increased during the year. For 2017, 64% of the net revenues in equity securities were generated from corporate investments and 36% were generated from real estate.

Net revenues in debt securities and loans were $2.66 billion, 57% higher than 2016, reflecting significantly higher net interest income (2017 included approximately $1.80 billion of net interest income).

60	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Provision for credit losses was $657 million for 2017, compared with $182 million for 2016, reflecting an increase in impairments, which included an impairment of approximately $130 million on a secured loan in 2017, and higher provision for credit losses primarily related to consumer loan growth.

Operating expenses were $2.80 billion for 2017, 17% higher than 2016, due to increased compensation and benefits expenses, reflecting higher net revenues, increased expenses related to consolidated investments, and increased expenses related to our digital lending and deposit platform. Pre-tax earnings were $3.79 billion in 2017 compared with $1.69 billion in 2016.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class, distribution channel and the type of services provided, and are affected by investment performance, as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 34 basis points for 2018 and 35 basis points for both 2017 and 2016.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.

The table below presents the operating results of our Investment Management segment.

	Year Ended December

$ in millions	2018	2017	2016
Management and other fees	$5,438	$5,144	$4,798
Incentive fees	830	417	421
Transaction revenues	754	658	569
Total net revenues	7,022	6,219	5,788
Operating expenses	5,267	4,800	4,654
Pre-tax earnings	$1,755	$1,419	$1,134

The table below presents period-end assets under supervision by asset class, distribution channel, region and vehicle.

	As of December

$ in billions	2018	2017	2016
Asset Class
Alternative investments	$ 167	$ 168	$ 154
Equity	301	321	266
Fixed income	677	660	601
Total long-term AUS	1,145	1,149	1,021
Liquidity products	397	345	358
Total AUS	$1,542	$1,494	$1,379
Distribution Channel
Institutional	$ 575	$ 576	$ 511
High-net-worth individuals	455	458	413
Third-party distributed	512	460	455
Total AUS	$1,542	$1,494	$1,379
Region
Americas	$1,151	$1,120	$1,042
Europe, Middle East and Africa	239	229	211
Asia	152	145	126
Total AUS	$1,542	$1,494	$1,379
Vehicle
Separate accounts	$ 867	$ 857	$ 763
Public funds	506	482	469
Private funds and other	169	155	147
Total AUS	$1,542	$1,494	$1,379

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents changes in assets under supervision.

	Year Ended December

$ in billions	2018	2017	2016
Beginning balance	$1,494	$1,379	$1,252
Net inflows/(outflows):
Alternative investments	1	15	5
Equity	13	2	(3)
Fixed income	23	25	40
Total long-term AUS net inflows/(outflows)	37	42	42
Liquidity products	52	(13)	52
Total AUS net inflows/(outflows)	89	29	94
Net market appreciation/(depreciation)	(41)	86	33
Ending balance	$1,542	$1,494	$1,379

Goldman Sachs 2018 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above, total AUS net inflows/(outflows) for 2017 included $23 billion of inflows ($20 billion in long-term AUS and $3 billion in liquidity products) in connection with the acquisition of a portion of Verus Investors’ outsourced chief investment officer business (Verus acquisition) and $5 billion of equity asset outflows in connection with the divestiture of our local Australian-focused investment capabilities and fund platform (Australian divestiture).

The table below presents average monthly assets under supervision by asset class.

	Average for the Year Ended December

$ in billions	2018	2017	2016
Alternative investments	$ 171	$ 162	$ 149
Equity	329	292	256
Fixed income	665	633	578
Total long-term AUS	1,165	1,087	983
Liquidity products	352	330	326
Total AUS	$1,517	$1,417	$1,309

Operating Environment. During 2018, our assets under supervision increased reflecting net inflows in liquidity products, fixed income assets and equity assets. This increase was partially offset by depreciation in our client assets, primarily in equity assets, as global equity prices generally decreased in 2018, particularly towards the end of the year. The mix of our average assets under supervision between long-term assets under supervision and liquidity products during 2018 was essentially unchanged compared with 2017. In the future, if asset prices continue to decline, or investors continue to favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

During 2017, Investment Management operated in an environment characterized by generally higher asset prices, resulting in appreciation in both equity and fixed income assets. Our long-term assets under supervision increased from net inflows primarily in fixed income and alternative investment assets. These increases were partially offset by net outflows in liquidity products. As a result, the mix of our average assets under supervision during 2017 shifted slightly from liquidity products to long-term assets under supervision compared to the mix at the end of 2016.

2018 versus 2017. Net revenues in Investment Management were $7.02 billion for 2018, 13% higher than 2017, primarily due to significantly higher incentive fees, as a result of harvesting. Management and other fees were also higher, reflecting higher average assets under supervision and the impact of the recently adopted revenue recognition standard, partially offset by shifts in the mix of client assets and strategies. In addition, transaction revenues were higher. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

During 2018, total assets under supervision increased $48 billion to $1.54 trillion. Long-term assets under supervision decreased $4 billion, including net market depreciation of $41 billion primarily in equity assets, largely offset by net inflows of $37 billion, primarily in fixed income and equity assets. Liquidity products increased $52 billion.

Operating expenses were $5.27 billion for 2018, 10% higher than 2017, primarily due to the impact of the recently adopted revenue recognition standard and increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $1.76 billion in 2018, 24% higher than 2017. See Note 3 to the consolidated financial statements for further information about ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

2017 versus 2016. Net revenues in Investment Management were $6.22 billion for 2017, 7% higher than 2016, due to higher management and other fees, reflecting higher average assets under supervision, and higher transaction revenues.

During 2017, total assets under supervision increased $115 billion to $1.49 trillion. Long-term assets under supervision increased $128 billion, including net market appreciation of $86 billion, primarily in equity and fixed income assets, and net inflows of $42 billion (which includes $20 billion of inflows in connection with the Verus acquisition and $5 billion of equity asset outflows in connection with the Australian divestiture), primarily in fixed income and alternative investment assets. Liquidity products decreased $13 billion (which includes $3 billion of inflows in connection with the Verus acquisition).

Operating expenses were $4.80 billion for 2017, 3% higher than 2016, primarily due to increased compensation and benefits expenses, reflecting higher net revenues. Pre-tax earnings were $1.42 billion in 2017, 25% higher than 2016.

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

62	Goldman Sachs 2018 Form 10-K

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

Our consolidated balance sheet plan, including our balance sheets by business, funding projections and projected key metrics, is reviewed and approved by the Firmwide Asset Liability Committee and the Risk Governance Committee. See “Risk Management — Overview and Structure of Risk Management” for an overview of our risk management structure.

Balance Sheet Limits. The Firmwide Asset Liability Committee and the Risk Governance Committee have the responsibility of reviewing and approving balance sheet limits. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Treasury and our independent risk oversight and control functions on a routine basis. The Firmwide Asset Liability Committee and the Risk Governance Committee review and approve balance sheet limits. In addition, the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. Requests for changes in limits are evaluated after giving consideration to their impact on our key metrics. Compliance with limits is monitored by our revenue-producing units and Treasury, as well as our independent risk oversight and control functions.

Monitoring of Key Metrics. We monitor key balance sheet metrics both by business and on a consolidated basis, including asset and liability size and composition, limit utilization and risk measures. We allocate assets to businesses and review and analyze movements resulting from new business activity, as well as market fluctuations.

Scenario Analyses. We conduct various scenario analyses including as part of the Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for further information about these scenario analyses. These scenarios cover short-term and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

Goldman Sachs 2018 Form 10-K	63

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

The table below presents our balance sheet allocation.

	As of December

$ in millions	2018	2017
GCLA, segregated assets and other	$313,138	$285,270
Secured client financing	145,232	164,123
Inventory	204,584	216,883
Secured financing agreements	61,632	64,991
Receivables	42,006	36,750
Institutional Client Services	308,222	318,624
Public equity	1,445	2,072
Private equity	19,985	20,253
Total equity	21,430	22,325
Loans receivable	80,590	65,933
Loans, at fair value	13,416	14,877
Total loans	94,006	80,810
Debt securities	11,215	8,797
Other	7,913	8,481
Investing & Lending	134,564	120,413
Total inventory and related assets	442,786	439,037
Other assets	30,640	28,346
Total assets	$931,796	$916,776

The following is a description of the captions in the table above:

•

Global Core Liquid Assets (GCLA), Segregated Assets and Other. We maintain liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment. See “Risk Management — Liquidity Risk Management” for information about the composition and sizing of our GCLA. We also segregate cash and securities for regulatory and other purposes related to client activity. Securities are segregated from our own inventory, as well as from collateral obtained through securities borrowed or securities purchased under agreements to resell (resale agreements). In addition, we maintain other unrestricted operating cash balances, primarily for use in specific currencies, entities or jurisdictions where we do not have immediate access to parent company liquidity.

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

•

Investing & Lending. We invest in and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, through our Merchant Banking business and our Special Situations Group, in debt securities, loans and public and private equity. We also originate secured and unsecured loans through our digital platforms. Other Investing & Lending primarily includes customer and other receivables.

Equity. We make equity investments in corporate and real estate entities. As of December 2018, 30% of total equity was in investments made in 2011 or earlier, 23% was in investments made during 2012 through 2014, and 47% was in investments made since the beginning of 2015.

The table below presents equity by type and region.

	As of December

$ in millions	2018	2017
Equity Type
Corporate	$17,262	$18,194
Real Estate	4,168	4,131
Total	$21,430	$22,325
Region
Americas	53%	54%
Europe, Middle East and Africa	16%	18%
Asia	31%	28%
Total	100%	100%

64	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Loans. The table below presents loans by type and region.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of December 2018
Loan Type
Corporate loans	$37,283	$ 2,819	$40,102
PWM loans	17,219	7,250	24,469
Commercial real estate loans	11,441	1,718	13,159
Residential real estate loans	7,284	973	8,257
Consumer loans	4,536	–	4,536
Other loans	3,893	656	4,549
Allowance for loan losses	(1,066)	–	(1,066)
Total	$80,590	$13,416	$94,006
Region
Americas	67%	11%	78%
Europe, Middle East and Africa	16%	2%	18%
Asia	3%	1%	4%
Total	86%	14%	100%
As of December 2017
Loan Type
Corporate loans	$30,749	$ 3,924	$34,673
PWM loans	16,591	7,102	23,693
Commercial real estate loans	7,987	1,825	9,812
Residential real estate loans	6,234	1,043	7,277
Consumer loans	1,912	–	1,912
Other loans	3,263	983	4,246
Allowance for loan losses	(803)	–	(803)
Total	$65,933	$14,877	$80,810
Region
Americas	64%	13%	77%
Europe, Middle East and Africa	14%	4%	18%
Asia	4%	1%	5%
Total	82%	18%	100%

In the table above:

•

As of December 2018, corporate loans included $15.50 billion of loans relating to our relationship lending and investment banking activities, $6.99 billion relating to collateralized inventory financing and the remainder of the loans related to other corporate lending activities, including middle market lending. As of December 2017, corporate loans included $11.96 billion of loans relating to our relationship lending and investment banking activities, $5.49 billion relating to collateralized inventory financing and the remainder of the loans related to other corporate lending activities, including middle market lending.

•	Approximately 85% of total loans were secured as of both December 2018 and December 2017.

•	See Note 9 to the consolidated financial statements for further information about loans receivable.
•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, income tax-related receivables and miscellaneous receivables. Other assets included $13.21 billion as of December 2018 and $9.42 billion as of December 2017, held by consolidated investment entities (CIEs) in connection with our Investing & Lending segment activities. Substantially all of such assets relate to CIEs engaged in real estate investment activities. These entities were funded with liabilities of approximately $6 billion as of December 2018 and $4 billion as of December 2017. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

The table below presents the reconciliation of our balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Total
As of December 2018
Cash and cash equivalents	$130,547	$ –	$ –	$ –	$130,547
Resale agreements	87,022	32,389	19,808	39	139,258
Securities borrowed	10,382	83,079	41,824	–	135,285
Loans receivable	–	–	–	80,590	80,590
Customer and other receivables	–	29,764	42,006	7,545	79,315
Financial instruments owned	85,187	–	204,584	46,390	336,161
Subtotal	$313,138	$145,232	$308,222	$134,564	$901,156
Other assets					30,640
Total assets					$931,796
As of December 2017
Cash and cash equivalents	$110,051	$ –	$ –	$ –	$110,051
Resale agreements	73,277	26,202	20,931	412	120,822
Securities borrowed	49,242	97,546	44,060	–	190,848
Loans receivable	–	–	–	65,933	65,933
Customer and other receivables	–	40,375	36,750	7,663	84,788
Financial instruments owned	52,700	–	216,883	46,405	315,988
Subtotal	$285,270	$164,123	$318,624	$120,413	$888,430
Other assets					28,346
Total assets					$916,776

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

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2017 to December 2018.

Goldman Sachs 2018 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics

As of December 2018, total assets in our consolidated statements of financial condition were $931.80 billion, an increase of $15.02 billion from December 2017, reflecting increases in cash and cash equivalents of $20.50 billion, financial instruments owned of $20.17 billion, and loans receivable of $14.66 billion, partially offset by a net decrease in collateralized agreements of $37.13 billion. The increase in cash and cash equivalents reflected the impact of our and clients’ activities. The increase in financial instruments owned primarily reflected higher client activity in government and agency obligations, partially offset by lower activity in equity securities by us and our clients. The increase in loans receivable primarily reflected an increase in corporate and commercial real estate loans. The net decrease in collateralized agreements reflected the impact of our and clients’ activities.

As of December 2018, total liabilities in our consolidated statements of financial condition were $841.61 billion, an increase of $7.08 billion from December 2017, primarily reflecting increases in deposits of $19.65 billion and unsecured long-term borrowings of $6.46 billion, partially offset by decreases in collateralized financings of $12.34 billion and unsecured short term borrowings of $6.42 billion. The increase in deposits primarily reflected an increase in consumer deposits. The increase in unsecured long-term borrowings was primarily due to net new issuances. The decrease in collateralized financings reflected the impact of our and clients’ activities. The decrease in unsecured short term borrowings was primarily due to maturities and early retirements.

Our total repurchase agreements, accounted for as collateralized financings, were $78.72 billion as of December 2018 and $84.72 billion as of December 2017, which were 1% higher as of December 2018 and 2% lower as of December 2017 than the daily average amount of repurchase agreements over the respective quarters, and 12% lower as of December 2018 and 1% lower as of December 2017 than the daily average amount of repurchase agreements over the respective years. As of December 2018, the increase in our repurchase agreements relative to the daily average during the quarter, and decrease in our repurchase agreements relative to the daily average during the year, resulted from client and our activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

The table below presents information about the balance sheet and the leverage ratios.

	As of December

$ in millions	2018	2017
Total assets	$931,796	$916,776
Unsecured long-term borrowings	$224,149	$217,687
Total shareholders’ equity	$ 90,185	$ 82,243
Leverage ratio	10.3x	11.1x
Debt to equity ratio	2.5x	2.6x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about shareholders’ equity and book value per common share, including the reconciliation of total shareholders’ equity to tangible common shareholders’ equity.

	As of December

$ in millions, except per share amounts	2018	2017
Total shareholders’ equity	$ 90,185	$ 82,243
Preferred stock	(11,203)	(11,853)
Common shareholders’ equity	78,982	70,390
Goodwill and identifiable intangible assets	(4,082)	(4,038)
Tangible common shareholders’ equity	$ 74,900	$ 66,352
Book value per common share	$ 207.36	$ 181.00
Tangible book value per common share	$ 196.64	$ 170.61

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 380.9 million as of December 2018 and 388.9 million as of December 2017. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

66	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Funding Sources

Our primary sources of funding are deposits, collateralized financings, unsecured short-term and long-term borrowings, and shareholders’ equity. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.

The table below presents information about our funding sources.

	As of December

$ in millions	2018		2017
Deposits	$158,257	25%	$138,604	23%
Collateralized financings:
Repurchase agreements	78,723	13%	84,718	14%
Securities loaned	11,808	2%	14,793	2%
Other secured financings	21,433	3%	24,788	4%
Total collateralized financings	111,964	18%	124,299	20%
Unsecured short-term borrowings	40,502	7%	46,922	8%
Unsecured long-term borrowings	224,149	36%	217,687	36%
Total shareholders’ equity	90,185	14%	82,243	13%
Total funding sources	$625,057	100%	$609,755	100%

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

Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. A growing portion of our deposit base consists of consumer deposits. Deposits are primarily used to finance lending activity, other inventory and a portion of our GCLA. We raise deposits, including savings, demand and time deposits, through internal and third-party broker-dealers, and from consumers and institutional clients, and primarily through Goldman Sachs Bank USA (GS Bank USA) and Goldman Sachs International Bank (GSIB). In September 2018, we launched Marcus: by Goldman Sachs in the U.K. to accept deposits. See Note 14 to the consolidated financial statements for further information about our deposits.

Secured Funding. We fund a significant amount of inventory on a secured basis. Secured funding includes collateralized financings in the consolidated statements of financial condition. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty roll over probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding, and pre-funding residual risk through our GCLA.

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

The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of December 2018.

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

We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $528 million as of December 2018 and $3.40 billion as of December 2017.

Goldman Sachs 2018 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

GS Bank USA also has access to funding through the Federal Reserve Bank discount window. While we do not rely on this funding in our liquidity planning and stress testing, we maintain policies and procedures necessary to access this funding and test discount window borrowing procedures.

Unsecured Short-Term Borrowings. A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings, including U.S. and non-U.S. hybrid financial instruments, to finance liquid assets and for other cash management purposes. In light of regulatory developments, Group Inc. no longer issues debt with an original maturity of less than one year, other than to its subsidiaries. See Note 15 to the consolidated financial statements for further information about our unsecured short-term borrowings.

Unsecured Long-Term Borrowings. We issue unsecured long-term borrowings as a source of funding for inventory and other assets and to finance a portion of our GCLA. Unsecured long-term borrowings, including structured notes, are raised through syndicated U.S. registered offerings, U.S. registered and Rule 144A medium-term note programs, offshore medium-term note offerings and other debt offerings. We issue in different tenors, currencies and products to maximize the diversification of our investor base.

The table below presents the quarterly unsecured long-term borrowings maturity profile as of December 2018.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020	$ 6,740	$9,744	$6,308	$6,579	$ 29,371
2021	$ 3,288	$4,162	$7,790	$7,724	22,964
2022	$ 6,151	$6,067	$5,365	$5,876	23,459
2023	$10,076	$4,958	$8,343	$4,495	27,872
2024 - thereafter					120,483
Total					$224,149

The weighted average maturity of our unsecured long-term borrowings as of December 2018 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Equity Capital Management and Regulatory Capital

Capital adequacy is of critical importance to us. We have in place a comprehensive capital management policy that provides a framework, defines objectives and establishes guidelines to assist us in maintaining the appropriate level and composition of capital in both business-as-usual and stressed conditions.

Equity Capital Management

We determine the appropriate amount and composition of our equity capital by considering multiple factors, including our current and future regulatory capital requirements, the results of our capital planning and stress testing process, the results of resolution capital models and other factors, such as rating agency guidelines, subsidiary capital requirements, the business environment and conditions in the financial markets.

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

68	Goldman Sachs 2018 Form 10-K

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

The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and stress scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions.

In addition, the DFAST rules currently require us to conduct stress tests on a semi-annual basis and publish a summary of results. The FRB also conducts its own annual stress tests and publishes a summary of certain results.

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

In addition, GS Bank USA submitted its 2018 annual DFAST results to the FRB in April 2018 and published a summary of its annual DFAST results in June 2018. GS Bank USA will not be required to conduct the annual company-run stress test in 2019. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

Goldman Sachs International (GSI) and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.

Goldman Sachs 2018 Form 10-K	69

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

We also attribute risk-weighted assets (RWAs) to our business segments. As of December 2018, approximately 60% of RWAs calculated in accordance with the Standardized Capital Rules and approximately 50% of RWAs calculated in accordance with the Basel III Advanced Rules, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

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

As of December 2018, the remaining share authorization under our existing repurchase program was 33.7 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

Resolution Capital Models. In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P. and Goldman Sachs Asset Management International (GSAMI)) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.

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

70	Goldman Sachs 2018 Form 10-K

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

The Capital Framework includes risk-based capital buffers that phased in ratably and became fully effective on January 1, 2019. The minimum risk-based capital ratios applicable to us as of January 2019 reflected the fully phased-in capital conservation buffer of 2.5% and the countercyclical capital buffer, if any, determined by the FRB. In addition, the fully phased-in G-SIB buffer applicable to us as of January 2019 is 2.5% based on 2017 financial data. The G-SIB buffer applicable to us as of January 2020 is 2.5% based on 2018 financial data. The G-SIB and countercyclical buffers in the future may differ due to additional guidance from our regulators and/or positional changes.

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

U.S. Regulated Broker-Dealer Subsidiaries. GS&Co. is our primary U.S. regulated broker-dealer subsidiary and is subject to regulatory capital requirements, including those imposed by the SEC and the Financial Industry Regulatory Authority, Inc. In addition, GS&Co. is a registered futures commission merchant and is subject to regulatory capital requirements imposed by the CFTC, the Chicago Mercantile Exchange and the National Futures Association. Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. has elected to calculate its minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1.

GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.45 billion as of December 2018 and $15.57 billion as of December 2017, which exceeded the amount required by $15.00 billion as of December 2018 and $13.15 billion as of December 2017. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both December 2018 and December 2017, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.

GSI, our U.K. broker-dealer, is regulated by the PRA and the Financial Conduct Authority (FCA). GSI is subject to the capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on Basel III.

The table below presents information about GSI’s risk-based capital ratios and minimum ratios.

	As of December

$ in millions	2018	2017
Risk-based capital and RWAs
CET1	$ 23,956	$ 24,871
Tier 1 capital	$ 32,256	$ 30,671
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 37,633	$ 36,048
RWAs	$200,089	$225,942
Risk-based capital ratios
CET1 ratio	12.0%	11.0%
Tier 1 capital ratio	16.1%	13.6%
Total capital ratio	18.8%	16.0%
Risk-based minimum ratios
CET1 ratio	8.1%	7.2%
Tier 1 capital ratio	10.1%	9.1%
Total capital ratio	12.7%	11.8%

In the table above:

•

CET1, Tier 1 capital and Total capital as of December 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and contributed approximately 114 basis points to the risk-based capital ratios.

•

The minimum risk-based capital ratios incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of risk-based capital buffers.

Goldman Sachs 2018 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% minimum leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required minimum leverage ratio is expected to become effective for GSI no earlier than January 1, 2021. GSI had a leverage ratio of 4.4% as of December 2018 and 4.1% as of December 2017. Tier 1 capital as of December 2018 included amounts which will be finalized upon the issuance of GSI’s 2018 annual audited financial statements and these amounts contributed approximately 31 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of both December 2018 and December 2017, these subsidiaries were in compliance with their local capital adequacy requirements.

Regulatory Matters and Other Developments

Regulatory Matters

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

Resolution and Recovery Plans. We are required by the FRB and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the FRB to submit a periodic recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress.

In December 2017, the FRB and the FDIC provided feedback on our 2017 resolution plan and determined that it satisfactorily addressed the shortcomings identified in our prior submissions. The FRB and the FDIC did not identify deficiencies in our 2017 resolution plan, but the FRB and the FDIC did note one shortcoming that must be addressed in our next resolution plan submission. Our next resolution plan is due on July 1, 2019. In December 2018, the FRB and FDIC finalized guidance for Resolution Plan submissions which consolidated or superseded all prior guidance. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s 2018 resolution plan was submitted on June 28, 2018. In August 2018, the FDIC extended the next resolution plan filing deadline to no sooner than July 1, 2020.

TLAC. In December 2016, the FRB adopted a final rule, establishing new TLAC and related requirements for U.S. BHCs designated as G-SIBs. The rule became effective in January 2019, with no phase-in period. Failure to comply with the TLAC requirements could result in restrictions being imposed by the FRB and could limit our ability to distribute capital, including share repurchases and dividend payments, and to make certain discretionary compensation payments.

The table below presents information about our TLAC and external long-term debt ratios.

$ in millions	TLAC and External Long-Term Debt
As of December 2018
TLAC	$ 254,836
External long-term debt	$ 160,493
RWAs	$ 558,111
Leverage exposure	$1,342,906
TLAC to RWAs	45.7%
TLAC to leverage exposure	19.0%
External long-term debt to RWAs	28.8%
External long-term debt to leverage exposure	12.0%
As of January 2019
Minimum TLAC to RWAs	22.0%
Minimum TLAC to leverage exposure	9.5%
Minimum external long-term debt to RWAs	8.5%
Minimum external long-term debt to leverage exposure	4.5%

72	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In the table above:

•

TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•	RWAs represent Basel III Advanced RWAs. In accordance with the TLAC rules, the higher of Basel III Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios.

•	Leverage exposure consists of average adjusted total assets and certain off-balance-sheet exposures.

See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about TLAC.

Other Developments

Brexit. In March 2017, the U.K. government commenced the formal proceedings to end the U.K.’s membership in the E.U. There is a two year window during which the terms of the U.K.’s exit from the E.U. may be negotiated. This period expires on March 29, 2019.

The E.U. and the U.K. had negotiated a withdrawal agreement which both the U.K. and the E.U. Parliaments must ratify (the Withdrawal Agreement). The U.K. Parliament has not yet approved the Withdrawal Agreement. As a result, there is a possibility that the U.K. will leave the E.U. on March 29, 2019 without any transitional arrangements in place and firms based in the U.K. will lose their existing access arrangements to the E.U. markets; such a scenario is referred to as a “hard” Brexit.

We have been preparing for anticipated outcomes, including a hard Brexit, with the goal of ensuring that we maintain access to E.U. markets and are able to continue to provide products and services to our E.U. clients. In order for us to continue to serve our E.U. clients, clients may need to face an entity within one of the remaining E.U. member states, unless national laws in the applicable member state permit cross-border services from non-E.U. entities (for example, based on specific licenses or exemptions).

Our plan to manage a hard Brexit scenario involves transition of certain activities to new and/or different legal entities; working with clients and counterparties to redocument transactions so they face one of our E.U. legal entities; changes to our infrastructure; obtaining and developing new real estate; and, in some cases, moving our people to offices in the E.U.

In a hard Brexit scenario or as otherwise necessary, our plan is to service our E.U. client base in the following manner:

•

Our German bank subsidiary, Goldman Sachs Bank Europe SE (GSBE), will act as our main operating subsidiary in the E.U. and will assume certain functions that can no longer be efficiently and effectively performed by our U.K. operating subsidiaries, including GSI, GSIB and GSAMI.

•

Consistent with our global approach of being closer to our clients, we are also setting up branches of GSBE in a number of jurisdictions in the E.U. to enable Investment Banking, Institutional Client Services and PWM investment personnel to be situated in our offices in those countries.

•

We have received approval from the German financial regulator, BaFin, for a licensed investment firm, Goldman Sachs Europe SE, which will be able to conduct certain activities (such as activities related to physical commodities and related products) that GSBE may be prevented from undertaking.

•

In order to service our Investment Management business, we have received approval from the Irish Financial Regulator, the Central Bank of Ireland, for a Collective Investment Fund and Alternative Investment Fund Manager in Ireland, to replace the similar existing London-based Alternative Investment Fund Manager, which will lose its E.U. passport post-Brexit.

•

A large portion of our Institutional Client Services and Investment Banking clients are classified as professionals or eligible counterparties in specific jurisdictions and may choose to continue being serviced by, and to continue to transact with, the U.K. service providers and entities under domestic arrangements provided by individual member states (licenses or exemptions). We expect to continue providing products and services in this manner to the extent that clients prefer such coverage and it is available. This would mean those clients who choose to do so in certain jurisdictions could continue to face GSI.

•	We are also in the process of opening accounts to enable clients to transact with GSBE and/or Goldman Sachs Europe SE, as applicable.

•

The internal infrastructure build-out and external connectivity to Financial Market Infrastructure required for the new E.U. entities continues to progress, with substantial elements already in place. GSBE has connected to settlement and clearing systems and is testing exchange connectivity.

Goldman Sachs 2018 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

GSBE has been assigned a credit rating of A/F1 by Fitch, Inc. (Fitch), A1/P-1 by Moody’s Investors Service (Moody’s) and A+/A-1 by Standard & Poor’s Ratings Services (S&P), which are consistent with those issued to GSI.

•	Headcount in our E.U. offices has increased over the course of last year, with several hundred roles expected to transition into the E.U. under our current planning assumptions.

•	We have secured and are developing additional real estate capacity in Frankfurt, Stockholm, Milan and Dublin.

Replacement of Interbank Offered Rates (IBORs), including LIBOR. Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.

Market-led working groups in major jurisdictions, noted above, have already selected their preferred alternative risk-free reference rates and have published and will continue to publish consultations on issues, including methodologies for fallback provisions in contracts and financial instruments linked to IBORs and the development of term structures for alternative risk-free reference rates, which will be critical for financial markets to transition to the use of alternative risk-free reference rates in place of IBORs.

We have exposure to IBORs, including in financial instruments and contracts that mature after 2021. Our exposures arise from securities and loans we hold for investment or in connection with market-making activities, as well as derivatives we enter into to make markets for our clients and hedge our risks. We also have exposure to IBORs in the floating-rate securities and other funding products we issue.

The markets for alternative risk-free reference rates are developing and as they develop we expect to transition to these alternative risk-free reference rates.

We are seeking to facilitate an orderly transition from IBORs to alternative risk-free reference rates for us and our clients. Accordingly, we have created a program that focuses on:

•	Evaluating and monitoring the impacts across our businesses, including transactions and products;
•

Identifying and evaluating the scope of existing financial instruments and contracts that may be affected, and the extent to which those financial instruments and contracts already contain appropriate fallback language or would require amendment, either through bilateral negotiation or using industry-wide tools, such as protocols;

•	Enhancements to infrastructure (for example, models and systems) to prepare for a smooth transition to alternative risk-free reference rates;

•	Active participation in central bank and sector working groups, including responding to industry consultations; and

•	Client education and communication.

As part of this program, we have sought to systematically identify the risks inherent in this transition, including financial risks (for example, earnings volatility under stress due to widening swap spreads and the loss of funding sources as a result of counterparties’ reluctance to participate in transitioning their positions) and nonfinancial risks (for example, the inability to negotiate fallbacks with clients and/or counterparties and operational impediments to the transition). We are engaged with a range of industry and regulatory working groups (for example, ISDA, the Bank of England’s Working Group on Sterling Risk Free Reference Rates and the Federal Reserve’s Alternative Reference Rates Committee) and will continue to engage with our clients and counterparties to facilitate an orderly transition to alternative risk-free reference rates.

Off-Balance-Sheet Arrangements and Contractual Obligations

Off-Balance-Sheet Arrangements

In the ordinary course of business, we enter into various types of off-balance-sheet arrangements. Our involvement in these arrangements can take many different forms, including:

•	Purchasing or retaining residual and other interests in special purpose entities such as mortgage-backed and other asset-backed securitization vehicles;

•	Holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles;

•	Entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps;

•	Entering into operating leases; and

•	Providing guarantees, indemnifications, commitments, letters of credit and representations and warranties.

74	Goldman Sachs 2018 Form 10-K

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

The table below presents where information about various off-balance-sheet arrangements may be found in this Form 10-K. In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Leases	See “Contractual Obligations” and Note 18 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our time deposits, secured long-term financings, unsecured long-term borrowings, contractual interest payments and minimum rental payments under noncancelable leases.

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

The table below presents contractual obligations by type.

	As of December

$ in millions	2018	2017
Time deposits	$ 28,413	$ 30,075
Secured long-term financings	$ 11,878	$ 9,892
Unsecured long-term borrowings	$224,149	$217,687
Contractual interest payments	$ 54,594	$ 54,489
Minimum rental payments	$ 2,399	$ 1,964

The table below presents contractual obligations by expiration.

	As of December 2018

$ in millions	2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Time deposits	$ –	$13,822	$ 9,828	$ 4,763
Secured long-term financings	$ –	$ 5,711	$ 3,163	$ 3,004
Unsecured long-term borrowings	$ –	$52,335	$ 51,331	$120,483
Contractual interest payments	$6,695	$12,015	$ 8,568	$ 27,316
Minimum rental payments	$ 281	$ 489	$ 319	$ 1,310

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

•

As of December 2018, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $4.24 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•

As of December 2018, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of December 2018, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.38 billion.

Goldman Sachs 2018 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Contractual interest payments represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2018, and includes stated coupons, if any, on structured notes.

•

Future minimum rental payments are net of minimum sublease rentals under noncancelable leases. These lease commitments for office space expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 18 to the consolidated financial statements for further information about our leases.

Risk Management

Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management.” Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” and “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk and model risk from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from the head of Compliance, on legal and regulatory matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee and our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.

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

Our revenue-producing units, as well as Treasury, Operations and Technology, are our first line of defense and are accountable for the outcomes of our risk-generating activities, as well as for assessing and managing those risks within our risk appetite.

Our independent risk oversight and control functions are considered our second line of defense and provide independent assessment, oversight and challenge of the risks taken by our first line of defense, as well as lead and participate in risk-oriented committees. Independent risk oversight and control functions include Compliance, Conflicts Resolution, Controllers, Credit Risk Management, Enterprise Risk Management, Human Capital Management, Legal, Liquidity Risk Management, Market Risk Management, Model Risk Management, Operational Risk Management and Tax.

76	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Internal Audit is considered our third line of defense and reports to our chief executive officer and the Audit Committee of the Board. Internal Audit includes professionals with a broad range of audit and industry experience, including risk management expertise. Internal Audit is responsible for independently assessing and validating the effectiveness of key controls, including those within the risk management framework, and providing timely reporting to the Audit Committee of the Board, senior management and regulators.

The three lines of defense structure promotes the accountability of first line risk takers, provides a framework for effective challenge by the second line and empowers independent review from the third line.

Our governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk-related committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to manage and mitigate risks.

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

Processes. We maintain various processes that are critical components of our risk management framework, including identifying, assessing, monitoring and limiting our risks.

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

We also apply a rigorous framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits and thresholds included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Enterprise Risk Committee is responsible for approving our risk limits framework, subject to the overall limits approved by the Risk Committee of the Board, at a variety of levels and monitoring these limits on a daily basis.

The Risk Governance Committee is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels that reflect our maximum risk appetite. This fosters an ongoing dialogue about risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related matters. See “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management” and “Operational Risk Management” for further information.

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

We reinforce a culture of effective risk management, consistent with our risk appetite, in our training and development programs, as well as in the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our annual performance review process, we assess reputational excellence, including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with our highest standards.

Goldman Sachs 2018 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our first and second lines of defense. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk-oriented committees that provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact of transactions and activities, which they oversee, on our reputation.

Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members.

The chart below presents an overview of our risk management governance structure, our three lines of defense and our reporting relationships.

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for the ongoing review, approval and monitoring of the enterprise risk management framework and for providing oversight of our aggregate financial and nonfinancial risks. As a part of such oversight, the committee is responsible for the ongoing approval and monitoring of our risk limits framework at the firmwide, business and product levels. This committee is co-chaired by our chief financial officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

•

Firmwide Risk Committee. The Firmwide Risk Committee is globally responsible for the ongoing monitoring of relevant financial risks and related risk limits at the firmwide, business and product levels. This committee is co-chaired by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the head of regulatory controllers and the co-head of Europe, Middle East and Africa FICC sales, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Model Risk Control Committee. The Firmwide Model Risk Control Committee is responsible for oversight of the development and implementation of model risk controls, which includes governance, policies and procedures related to our reliance on financial models. This committee is chaired by our deputy chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

78	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Conduct and Operational Risk Committee. The Firmwide Conduct and Operational Risk Committee is globally responsible for the ongoing approval and monitoring of the frameworks, policies, parameters and limits which govern our conduct and operational risks. This committee is co-chaired by a managing director in Global Compliance and our deputy chief risk officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cyber security matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our chief information officer and the head of Global Investment Research, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

•

Risk Governance Committee. The Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is globally responsible for the ongoing approval and monitoring of risk frameworks, policies, parameters and limits, at firmwide, business and product levels. In addition, this committee reviews the results of stress tests and scenario analyses. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Volcker Oversight Committee. The Firmwide Volcker Oversight Committee is responsible for the oversight and periodic review of the implementation of our Volcker Rule compliance program, as approved by the Board, and other Volcker Rule-related matters. This committee is co-chaired by the head of Market Risk Management and the deputy head of Compliance, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee assesses and makes determinations regarding relationships with our clients, client service and experience, and related business standards and reputational risk. This committee is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and reports to the Management Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•

Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee. This committee is chaired by our president and chief operating officer, and the vice-chairs are the head of Compliance and the head of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee.

•

Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by the deputy head of Compliance, and the co-head of Europe, Middle East and Africa FICC sales, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

•

Firmwide Investment Policy Committee. The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired by the head of our Merchant Banking Division and the head of the Special Situations Group, who are appointed as chairs by our president and chief operating officer and our chief financial officer.

Goldman Sachs 2018 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk Management and a co-head of the Financing Group, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the co-head of the Industrials Group in our Investment Banking Division, an advisory director and a managing director in Risk Management, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

Firmwide Asset Liability Committee. The Firmwide Asset Liability Committee reviews and approves the strategic direction for our financial resources, including capital, liquidity, funding and balance sheet. This committee has oversight responsibility for asset liability management, including interest rate and currency risk, funds transfer pricing, capital allocation and incentives, and credit ratings. This committee makes recommendations as to any adjustments to asset liability management and financial resource allocation in light of current events, risks, exposures, and regulatory requirements and approves related policies. This committee is co-chaired by our chief financial officer and our global treasurer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee.

Conflicts Management

Conflicts of interest and our approach to dealing with them are fundamental to our client relationships, our reputation and our long-term success. The term “conflict of interest” does not have a universally accepted meaning, and conflicts can arise in many forms within a business or between businesses. The responsibility for identifying potential conflicts, as well as complying with our policies and procedures, is shared by all of our employees.

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

80	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Liquidity Risk Management

Overview

Liquidity risk is the risk that we will be unable to fund ourselves or meet our liquidity needs in the event of firm-specific, broader industry or market liquidity stress events. We have in place a comprehensive and conservative set of liquidity and funding policies. Our principal objective is to be able to fund ourselves and to enable our core businesses to continue to serve clients and generate revenues, even under adverse circumstances.

Treasury, which reports to our chief financial officer, has primary responsibility for developing, managing and executing our liquidity and funding strategy within our risk appetite.

Liquidity Risk Management, which is independent of our revenue-producing units and Treasury, and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our liquidity risk through firmwide oversight across our global businesses and the establishment of stress testing and limits frameworks.

Liquidity Risk Management Principles

We manage liquidity risk according to three principles: (i) hold sufficient excess liquidity in the form of GCLA to cover outflows during a stressed period, (ii) maintain appropriate Asset-Liability Management and (iii) maintain a viable Contingency Funding Plan.

GCLA. GCLA is liquidity that we maintain to meet a broad range of potential cash outflows and collateral needs in a stressed environment. A primary liquidity principle is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our GCLA would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of resale agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

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

Goldman Sachs 2018 Form 10-K	81

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

Our goal is to ensure that we maintain sufficient liquidity to fund our assets and meet our contractual and contingent obligations in normal times, as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Asset Liability Committee. In addition, our independent risk oversight and control functions analyze, and the Firmwide Asset Liability Committee reviews, our consolidated total capital position (unsecured long-term borrowings plus total shareholders’ equity) so that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would first use our GCLA in order to avoid reliance on asset sales (other than our GCLA). However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2018, Group Inc. had $29.05 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $39.69 billion invested in GSI, a regulated U.K. broker-dealer; $2.76 billion invested in GSJCL, a regulated Japanese broker-dealer; $31.98 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.93 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $114.38 billion of unsubordinated loans (including secured loans of $28.72 billion), and $18.09 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of December 2018. In addition, as of December 2018, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

82	Goldman Sachs 2018 Form 10-K

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

Stress Tests

In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors, including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, our resolution liquidity models and other applicable regulatory requirements and a qualitative assessment of our condition, as well as the financial markets. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model, the long-term stress testing models and the resolution liquidity models are reported to senior management on a regular basis. We also perform stress tests that are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into a single combined scenario.

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

The following are key modeling elements of the Modeled Liquidity Outflow:

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

Goldman Sachs 2018 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

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

Model Review and Validation

We regularly refine our Modeled Liquidity Outflow, Intraday Liquidity Model and our other stress testing models to reflect changes in market or economic conditions and our business mix. Any changes, including model assumptions, are approved by Liquidity Risk Management. Significant changes to these models are also approved by the Risk Governance Committee.

These models are independently reviewed, validated and approved by Model Risk Management. See “Model Risk Management” for further information.

Limits

We use liquidity limits at various levels and across liquidity risk types to manage the size of our liquidity exposures. Limits are measured relative to acceptable levels of risk given our liquidity risk tolerance. The purpose of the firmwide limits is to assist senior management in monitoring and controlling our overall liquidity profile.

84	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Risk Committee of the Board and the Risk Governance Committee approve liquidity risk limits at the firmwide level, consistent with our risk appetite statement. Limits are reviewed frequently and amended, with required approvals, on a permanent and temporary basis, as appropriate, to reflect changing market or business conditions.

Our liquidity risk limits are monitored by Treasury and Liquidity Risk Management. Liquidity Risk Management is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded.

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, an assessment of our potential intraday liquidity needs and a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2018 and December 2017 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The table below presents information about our average GCLA.

	Average for the Year Ended December

$ in millions	2018	2017
Denomination
U.S. dollar	$155,348	$155,020
Non-U.S. dollar	77,995	63,528
Total	$233,343	$218,548
Asset Class
Overnight cash deposits	$ 98,811	$ 93,617
U.S. government obligations	79,810	75,108
U.S. agency obligations	12,171	11,813
Non-U.S. government obligations	42,551	38,010
Total	$233,343	$218,548
Entity Type
Group Inc. and Funding IHC	$ 40,920	$ 37,507
Major broker-dealer subsidiaries	104,364	98,160
Major bank subsidiaries	88,059	82,881
Total	$233,343	$218,548

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $177.08 billion for 2018 and $158.41 billion for 2017. We do not consider these assets liquid enough to be eligible for our GCLA.

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

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	December 2018	September 2018
Total HQLA	$226,473	$233,721
Eligible HQLA	$160,016	$170,621
Net cash outflows	$126,511	$133,126
LCR	127%	128%

Goldman Sachs 2018 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

In addition, the U.S. federal bank regulatory agencies have issued a proposed rule that calls for a net stable funding ratio (NSFR) for large U.S. banking organizations. The proposal would require banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed rule includes quarterly disclosure of the ratio and a description of the banking organization’s stable funding sources. The U.S. federal bank regulatory agencies have not released the final rule. We expect that we will be compliant with the NSFR requirement when it is effective.

The following is information about our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2018, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•

GSI. GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended December 2018 exceeded the minimum requirement.

•

Other Subsidiaries. We monitor local regulatory liquidity requirements of our subsidiaries to ensure compliance. For many of our subsidiaries, these requirements either have changed or are likely to change in the future due to the implementation of the Basel Committee’s framework for liquidity risk measurement, standards and monitoring, as well as other regulatory developments.

The implementation of these rules and any amendments adopted by the regulatory authorities, could impact our liquidity and funding requirements and practices in the future.

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

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of December 2018

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A(high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Moody’s, Rating and Investment Information, Inc. (R&I), and S&P.

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of December 2018

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Negative	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A	A1	N/A
Ratings outlook	Stable	Negative	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Ratings outlook	Stable	Negative	Stable

86	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	The level and variability of our earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.

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

Year Ended December 2018. Our cash and cash equivalents increased by $20.50 billion to $130.55 billion at the end of 2018, primarily due to net cash provided by financing activities and operating activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected increases in consumer deposits. The net cash provided by operating activities primarily reflected net earnings and a decrease in collateralized transactions, partially offset by an increase in financial instruments owned. The net cash used for investing activities was primarily to fund corporate and commercial real estate loans.

Year Ended December 2017. Our cash and cash equivalents decreased by $11.66 billion to $110.05 billion at the end of 2017. We used $18.23 billion in net cash for operating activities, reflecting a decrease in the net liability for receivables and payables due to client activity. We used $28.64 billion in net cash for investing activities, primarily to fund corporate and real estate loans, and investments in U.S. government and agency obligations accounted for as available-for-sale securities. We generated $35.21 billion in net cash from financing activities, primarily from net issuances of unsecured long-term borrowings and increases in institutional and consumer deposits, partially offset by repurchases of common stock.

Year Ended December 2016. Our cash and cash equivalents increased by $28.27 billion to $121.71 billion at the end of 2016. We generated $9.68 billion in net cash from investing activities, primarily from net cash acquired in business acquisitions. We generated $18.60 billion in net cash from financing activities and operating activities, primarily from increases in deposits and from net issuances of unsecured long-term borrowings, partially offset by repurchases of common stock.

Goldman Sachs 2018 Form 10-K	87

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

Market Risk Management, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our market risk through firmwide oversight across our global businesses.

Managers in revenue-producing units and Market Risk Management discuss market information, positions and estimated loss scenarios on an ongoing basis. Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

Market Risk Management Process

Our process for managing market risk includes:

•	Collecting complete, accurate and timely information;

•	A dynamic limit-setting framework;

•	Monitoring compliance with established market risk limits and reporting our exposures;

•	Diversifying exposures;

•	Controlling position sizes;

•	Evaluating mitigants, such as economic hedges in related securities or derivatives; and

•	Proactive communication between our revenue-producing units and our independent risk oversight and control functions.

Our market risk management systems enable us to perform an independent calculation of VaR and stress measures, capture risk measures at individual position levels, attribute risk measures to individual risk factors of each position, report many different views of the risk measures (e.g., by desk, business, product type or entity) and produce ad hoc analyses in a timely manner.

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

88	Goldman Sachs 2018 Form 10-K

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

To comprehensively capture our exposures and relevant risks in our VaR calculation, we use historical simulations with full valuation of market factors at the position level by simultaneously shocking the relevant market factors for that position. These market factors include spot prices, credit spreads, funding spreads, yield curves, volatility and correlation, and are updated periodically based on changes in the composition of positions, as well as variations in market conditions. We sample from five years of historical data to generate the scenarios for our VaR calculation. The historical data is weighted so that the relative importance of the data reduces over time. This gives greater importance to more recent observations and reflects current asset volatilities, which improves the accuracy of our estimates of potential loss. As a result, even if our positions included in VaR were unchanged, our VaR would increase with increasing market volatility and vice versa.

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

Stress Testing. Stress testing is a method of determining the effect of various hypothetical stress scenarios. We use stress testing to examine risks of specific portfolios, as well as the potential impact of our significant risk exposures. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including sensitivity analysis, scenario analysis and stress tests. The results of our various stress tests are analyzed together for risk management purposes.

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

Goldman Sachs 2018 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Stress testing is designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, market, credit, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into a single combined scenario. Stress tests are primarily used to assess capital adequacy as part of our capital planning and stress testing process; however, stress testing is also integrated into our risk governance framework. This includes selecting appropriate scenarios to use for our capital planning and stress testing process. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for further information.

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

The Risk Committee of the Board and the Risk Governance Committee approve market risk limits and sub-limits at firmwide, business and product levels, consistent with our risk appetite statement. In addition, Market Risk Management (through delegated authority from the Risk Governance Committee) sets market risk limits and sub-limits at certain product and desk levels.

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

Our market risk limits are monitored by Market Risk Management, which is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded. When a risk limit has been exceeded (e.g., due to positional changes or changes in market conditions, such as increased volatilities or changes in correlations), it is escalated to senior management and/or the appropriate risk committee. Such instances are remediated by an inventory reduction and/or a temporary or permanent increase to the risk limit.

Model Review and Validation

Our VaR and stress testing models are regularly reviewed by Market Risk Management and enhanced in order to incorporate changes in the composition of positions included in our market risk measures, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, Model Risk Management performs model validations. Significant changes to our VaR and stress testing models are reviewed with our chief risk officer and chief financial officer, and approved by the Risk Governance Committee.

These models are independently reviewed, validated and approved by Model Risk Management. See “Model Risk Management” for further information.

90	Goldman Sachs 2018 Form 10-K

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

The table below presents average daily VaR by risk category.

	Year Ended December

$ in millions	2018	2017
Interest rates	$ 46	$ 40
Equity prices	31	24
Currency rates	14	12
Commodity prices	11	13
Diversification effect	(42)	(35)
Total	$ 60	$ 54

Our average daily VaR increased to $60 million in 2018 from $54 million in 2017, primarily due to increases in the equity prices and interest rates categories, partially offset by an increase in the diversification effect. The overall increase was due to increased exposures and higher levels of volatility.

The table below presents period-end VaR by risk category.

	As of December

$ in millions	2018	2017
Interest rates	$ 46	$ 48
Equity prices	32	31
Currency rates	12	7
Commodity prices	11	9
Diversification effect	(44)	(30)
Total	$ 57	$ 65

Our daily VaR decreased to $57 million as of December 2018 from $65 million as of December 2017, primarily due to an increase in the diversification effect, partially offset by an increase in the currency rates category. The overall decrease was primarily due to reduced exposures.

During 2018 and 2017, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents high and low VaR by risk category.

	Year Ended December 2018		Year Ended December 2017

$ in millions	High	Low	High	Low
Interest rates	$61	$34	$57	$29
Equity prices	$45	$24	$38	$17
Currency rates	$27	$ 7	$28	$ 6
Commodity prices	$17	$ 8	$27	$ 7

The high total VaR was $86 million for both 2018 and 2017, and the low total VaR was $42 million for 2018 and $37 million for 2017.

The chart below presents daily VaR for 2018.

The chart below presents the frequency distribution of daily net revenues for positions included in VaR for 2018.

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on two occasions during 2018 and did not exceed our 95% one-day VaR during 2017.

Goldman Sachs 2018 Form 10-K	91

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

10% Sensitivity Measures. The table below presents market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of December

$ in millions	2018	2017
Equity	$1,923	$2,096
Debt	1,890	1,606
Total	$3,813	$3,702

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•

Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•

Funded equity and debt positions are included in our consolidated statements of financial condition in financial instruments owned. See Note 6 to the consolidated financial statements for further information about cash instruments.

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both December 2018 and December 2017. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $41 million as of December 2018 and $35 million as of December 2017. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. Loans receivable were $80.59 billion as of December 2018 and $65.93 billion as of December 2017, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $607 million as of December 2018 and $527 million as of December 2017, of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of both December 2018 and December 2017, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

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

92	Goldman Sachs 2018 Form 10-K

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

The table below presents certain categories of assets and liabilities in the consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities.

Categories in the Consolidated Statements of Financial Condition	Market Risk Measures
Collateralized agreements, at fair value	VaR
Receivables	VaR
Interest Rate Sensitivity
Financial instruments owned	VaR 10% Sensitivity Measures Credit Spread Sensitivity — Derivatives
Deposits, at fair value	Credit Spread Sensitivity — Financial Liabilities
Collateralized financings, at fair value	VaR
Financial instruments sold, but not yet purchased	VaR Credit Spread Sensitivity — Derivatives
Unsecured short-term and long-term borrowings, at fair value	VaR Credit Spread Sensitivity — Financial Liabilities

Credit Risk Management

Overview

Credit risk represents the potential for loss due to the default or deterioration in credit quality of a counterparty (e.g., an OTC derivatives counterparty or a borrower) or an issuer of securities or other instruments we hold. Our exposure to credit risk comes mostly from client transactions in OTC derivatives and loans and lending commitments. Credit risk also comes from cash placed with banks, securities financing transactions (i.e., resale and repurchase agreements and securities borrowing and lending activities) and customer and other receivables.

Credit Risk Management, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our credit risk through firmwide oversight across our global businesses. The Risk Governance Committee reviews and approves credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk Management, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk Management.

Credit Risk Management Process

Our process for managing credit risk includes:

•	Collecting complete, accurate and timely information;

•	Approving transactions and setting and communicating credit exposure limits;

•	Monitoring compliance with established credit risk limits and reporting our exposure;

•	Establishing or approving underwriting standards;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from counterparty default;

•	Using credit risk mitigants, including collateral and hedging;

•	Maximizing recovery through active workout and restructuring of claims; and

•	Proactive communication between our revenue-producing units and our independent risk oversight and control functions.

Goldman Sachs 2018 Form 10-K	93

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

Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral values, Fair Isaac Corporation credit scores and other risk factors.

Our global credit risk management systems capture credit exposure to individual counterparties and on an aggregate basis to counterparties and their subsidiaries (economic groups). These systems also provide management with comprehensive information about our aggregate credit risk by product, internal credit rating, industry, country and region.

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

The Risk Committee of the Board and the Risk Governance Committee approve credit risk limits at firmwide, business and product levels, consistent with our risk appetite statement. Credit Risk Management (through delegated authority from the Risk Governance Committee) sets credit limits for individual counterparties, economic groups, industries and countries. Policies authorized by the Firmwide Enterprise Risk Committee and the Risk Governance Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

We use credit limits at various levels (e.g., counterparty, economic group, industry and country), as well as underwriting standards to control the size and nature of our credit exposures. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk appetite and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations.

Our credit risk limits are monitored by Credit Risk Management, which is responsible for identifying and escalating, on a timely basis, instances where limits have been exceeded. When a risk limit has been exceeded, it is escalated to senior management and/or the appropriate risk committee.

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

We perform stress tests on a regular basis as part of our routine risk management processes and conduct tailored stress tests on an ad hoc basis in response to market developments. We also perform stress tests that are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into a single combined scenario.

Model Review and Validation

Our potential credit exposure and stress testing models, and any changes to such models or assumptions, are independently reviewed, validated and approved by Model Risk Management. See “Model Risk Management” for further information.

94	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk Mitigants

To reduce our credit exposures on derivatives and securities financing transactions, we may enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. We may also reduce credit risk with counterparties by entering into agreements that enable us to obtain collateral from them on an upfront or contingent basis and/or to terminate transactions if the counterparty’s credit rating falls below a specified level. We monitor the fair value of the collateral to ensure that our credit exposures are appropriately collateralized. We seek to minimize exposures where there is a significant positive correlation between the creditworthiness of our counterparties and the market value of collateral we receive.

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

Credit Exposures

As of December 2018, our aggregate credit exposure increased as compared with December 2017, primarily reflecting an increase in cash deposits with central banks and loans and lending commitments, partially offset by a decrease in secured financing transactions. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2017, reflecting an increase in non-investment-grade loans and lending commitments. Our credit exposure to counterparties that defaulted during 2018 was lower as compared with our credit exposure to counterparties that defaulted during the prior year, and substantially all of such exposure was related to loans and lending commitments. Our credit exposure to counterparties that defaulted during 2018 remained low, representing less than 0.5% of our total credit exposure, and estimated losses compared with the prior year were lower and not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly rated banks and central banks.

The table below presents credit exposure from unrestricted cash and cash equivalents, and the concentration by industry, region and credit quality.

	As of December

$ in millions	2018	2017
Cash and Cash Equivalents	$107,408	$91,609
Industry
Financial Institutions	16%	17%
Sovereign	84%	83%
Total	100%	100%
Region
Americas	36%	64%
Europe, Middle East and Africa	41%	22%
Asia	23%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	62%	72%
AA	10%	9%
A	27%	18%
BBB	1%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $23.14 billion as of December 2018 and $18.44 billion as of December 2017.

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

Goldman Sachs 2018 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December

$ in millions	2018	2017
OTC derivative assets	$ 40,576	$ 45,036
Collateral (not netted under U.S. GAAP)	(14,278)	(15,422)
Net credit exposure	$ 26,298	$ 29,614
Industry
Consumer, Retail & Healthcare	2%	3%
Diversified Industrials	8%	7%
Financial Institutions	14%	16%
Funds	17%	14%
Municipalities & Nonprofit	7%	8%
Natural Resources & Utilities	13%	14%
Sovereign	25%	24%
Technology, Media & Telecommunications	7%	7%
Other (including Special Purpose Vehicles)	7%	7%
Total	100%	100%
Region
Americas	35%	41%
Europe, Middle East and Africa	55%	51%
Asia	10%	8%
Total	100%	100%

In the table above:

•

OTC derivative assets, included in the consolidated statements of financial condition, are reported on a net-by-counterparty basis (i.e., the net receivable for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting) and are accounted for at fair value, net of cash collateral received under enforceable credit support agreements (cash collateral netting).

•

Collateral represents cash collateral and the fair value of securities collateral, primarily U.S. and non-U.S. government and agency obligations, received under credit support agreements, which management considers when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP.

The table below presents the distribution of net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2018
Less than 1 year	$ 15,697	$ 5,427	$ 21,124
1 - 5 years	21,300	4,091	25,391
Greater than 5 years	51,737	4,191	55,928
Total	88,734	13,709	102,443
Netting	(68,736)	(7,409)	(76,145)
Net credit exposure	$ 19,998	$ 6,300	$ 26,298
As of December 2017
Less than 1 year	$ 16,232	$ 4,854	$ 21,086
1 - 5 years	23,817	5,465	29,282
Greater than 5 years	62,103	4,441	66,544
Total	102,152	14,760	116,912
Netting	(79,786)	(7,512)	(87,298)
Net credit exposure	$ 22,366	$ 7,248	$ 29,614

In the table above:

•	Tenor is based on remaining contractual maturity.

•

Netting includes counterparty netting across tenor categories and cash and securities collateral that management considers when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP). Counterparty netting within the same tenor category is included within such tenor category.

The tables below present the distribution of net credit exposure from OTC derivatives by tenor and internally determined public rating agency equivalents.

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of December 2018
Less than 1 year	$ 1,262	$ 2,506	$ 6,473	$ 5,456	$ 15,697
1 - 5 years	881	5,192	9,072	6,155	21,300
Greater than 5 years	9,202	3,028	21,415	18,092	51,737
Total	11,345	10,726	36,960	29,703	88,734
Netting	(6,444)	(7,107)	(32,390)	(22,795)	(68,736)
Net credit exposure	$ 4,901	$ 3,619	$ 4,570	$ 6,908	$ 19,998
As of December 2017
Less than 1 year	$ 663	$ 3,028	$ 7,806	$ 4,735	$ 16,232
1 - 5 years	1,231	4,770	11,975	5,841	23,817
Greater than 5 years	3,263	16,990	21,857	19,993	62,103
Total	5,157	24,788	41,638	30,569	102,152
Netting	(2,912)	(16,648)	(36,561)	(23,665)	(79,786)
Net credit exposure	$ 2,245	$ 8,140	$ 5,077	$ 6,904	$ 22,366

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of December 2018
Less than 1 year	$ 5,255	$ 172	$ 5,427
1 - 5 years	4,053	38	4,091
Greater than 5 years	4,138	53	4,191
Total	13,446	263	13,709
Netting	(7,339)	(70)	(7,409)
Net credit exposure	$ 6,107	$ 193	$ 6,300
As of December 2017
Less than 1 year	$ 4,603	$ 251	$ 4,854
1 - 5 years	5,458	7	5,465
Greater than 5 years	4,401	40	4,441
Total	14,462	298	14,760
Netting	(7,418)	(94)	(7,512)
Net credit exposure	$ 7,044	$ 204	$ 7,248

96	Goldman Sachs 2018 Form 10-K

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

The table below presents credit exposure from commercial loans and lending commitments, and the concentration by industry, region and credit quality.

	As of December

$ in millions	2018	2017
Loans and Lending Commitments	$200,823	$198,012
Industry
Consumer, Retail & Healthcare	16%	23%
Diversified Industrials	16%	13%
Financial Institutions	9%	7%
Funds	4%	3%
Natural Resources & Utilities	15%	14%
Real Estate	10%	12%
Technology, Media & Telecommunications	18%	19%
Other (including Special Purpose Vehicles)	12%	9%
Total	100%	100%
Region
Americas	76%	73%
Europe, Middle East and Africa	20%	24%
Asia	4%	3%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	2%
AA	5%	4%
A	14%	17%
BBB	29%	32%
BB or lower	51%	45%
Total	100%	100%

•

PWM, Residential Real Estate and Other Lending. We extend PWM loans and lending commitments through our private bank that are secured by residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value.

We also have residential real estate and other lending exposures, which includes purchased residential real estate and unsecured consumer loans and commitments to purchase such loans (including distressed loans) and securities.

The table below presents credit exposure from PWM, residential real estate and other lending, and the concentration by region.

$ in millions	PWM	Residential Real Estate and Other
As of December 2018
Credit Exposure	$26,152	$12,599
Americas	91%	73%
Europe, Middle East and Africa	7%	26%
Asia	2%	1%
Total	100%	100%
As of December 2017
Credit Exposure	$24,855	$10,242
Americas	90%	74%
Europe, Middle East and Africa	5%	26%
Asia	5%	–
Total	100%	100%

•	Consumer Lending. We originate unsecured consumer loans.

The table below presents credit exposure from originated unsecured consumer loans and the concentration for the five most concentrated U.S. states.

$ in millions	Consumer
As of December 2018
Credit Exposure	$4,536
California	12%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%
As of December 2017
Credit Exposure	$1,912
California	11%
Texas	10%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%

See Note 9 to the consolidated financial statements for further information about the credit quality indicators of consumer loans.

Goldman Sachs 2018 Form 10-K	97

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

The table below presents credit exposure from secured financing transactions and the concentration by industry, region and credit quality.

	As of December

$ in millions	2018	2017
Secured Financing Transactions	$20,979	$29,071
Industry
Financial Institutions	31%	29%
Funds	33%	28%
Municipalities & Nonprofit	7%	6%
Sovereign	28%	36%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%
Region
Americas	33%	30%
Europe, Middle East and Africa	41%	46%
Asia	26%	24%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	11%	12%
AA	34%	33%
A	35%	35%
BBB	10%	10%
BB or lower	10%	10%
Total	100%	100%

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

The table below presents other credit exposures and the concentration by industry, region and credit quality.

	As of December

$ in millions	2018	2017
Other Credit Exposures	$41,649	$34,323
Industry
Financial Institutions	84%	88%
Funds	7%	6%
Natural Resources & Utilities	4%	3%
Other (including Special Purpose Vehicles)	5%	3%
Total	100%	100%
Region
Americas	44%	41%
Europe, Middle East and Africa	46%	49%
Asia	10%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	3%
AA	47%	51%
A	26%	27%
BBB	8%	7%
BB or lower	16%	12%
Total	100%	100%

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

The international sanctions on Russia have led to concerns about its economic stability. As of December 2018, our total credit exposure to Russia was $371 million, which was primarily with non-sovereign counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Russia as of December 2018 was $502 million, reflecting equity exposure with non-sovereign issuers or underliers.

98	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The potential restructuring of Lebanon’s sovereign debt has led to concerns about its financial stability. As of December 2018, our credit exposure to Lebanon was $570 million, substantially all of which related to loans and lending commitments with non-sovereign borrowers. After taking into consideration the benefit of cash and Lebanese securities collateral held, our net credit exposure was not material. In addition, our total market exposure to Lebanon as of December 2018 was not material.

The debt crisis in Mozambique has resulted in credit rating downgrades and political instability in Ukraine has led to economic concerns. In addition, Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of December 2018, our total credit and market exposure to each of Mozambique, Ukraine and Venezuela was not material.

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

See “Stress Tests” above, “Liquidity Risk Management — Stress Tests” and “Market Risk Management — Risk Measures — Stress Testing” for further information about stress tests.

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

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Conduct and Operational Risk Committee is globally responsible for the ongoing approval and monitoring of the frameworks, policies, parameters, limits and thresholds which govern our operational risks.

Operational Risk Management, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for developing and implementing a formalized framework for assessing, monitoring and managing operational risk with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.

Operational Risk Management Process

Our process for managing operational risk includes:

•	Collecting complete, accurate and timely information;

•	Training, supervision and development of our people;

•	Active participation of senior management in identifying and mitigating our key operational risks;

•

Independent risk oversight and control functions that monitor operational risk, and implementation of policies and procedures, and controls designed to prevent the occurrence of operational risk events; and

•	Proactive communication between our revenue-producing units and our independent risk oversight and control functions.

Goldman Sachs 2018 Form 10-K	99

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

We have established policies that require all employees to report and escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.

We use operational risk management applications to capture and organize operational risk event data and key metrics. One of our key risk identification and assessment tools is an operational risk and control self-assessment process, which is performed by our managers. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.

Risk Measurement

We measure our operational risk exposure using both statistical modeling and scenario analyses, which involve qualitative and quantitative assessments of internal and external operational risk event data and internal control factors for each of our businesses. Operational risk measurement also incorporates an assessment of business environment factors, including, but not limited to:

•	Evaluations of the complexity of our business activities;

•	The degree of automation in our processes;
•	New activity information;

•	The legal and regulatory environment; and

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties.

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses are used in the determination of the appropriate level of operational risk capital to hold.

Stress Tests

We perform stress tests on a regular basis as part of our routine risk management processes. We also perform stress tests that are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into a single combined scenario.

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

We have established limits and thresholds consistent with our risk appetite statement that are approved by the Risk Committee of the Board, as well as escalation protocols. Our operational risk limits and thresholds are monitored by Operational Risk Management. Operational Risk Management is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits and thresholds have been exceeded.

Model Review and Validation

The statistical models utilized by Operational Risk Management are independently reviewed, validated and approved by Model Risk Management. See “Model Risk Management” for further information.

100	Goldman Sachs 2018 Form 10-K

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

Model Risk Management, which is independent of our revenue-producing units, model developers, model owners and model users, and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our model risk through firmwide oversight across our global businesses, and provides periodic updates to senior management, risk committees and the Risk Committee of the Board.

Model Review and Validation Process

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

Goldman Sachs 2018 Form 10-K	101

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

As of December 31, 2018, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2018 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 103, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2018.

102	Goldman Sachs 2018 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 25, 2019

We have served as the Company’s auditor since 1922.

Goldman Sachs 2018 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December

in millions, except per share amounts	2018	2017	2016
Revenues
Investment banking	$ 7,862	$ 7,371	$ 6,273
Investment management	6,514	5,803	5,407
Commissions and fees	3,199	3,051	3,208
Market making	9,451	7,660	9,933
Other principal transactions	5,823	5,913	3,382
Total non-interest revenues	32,849	29,798	28,203
Interest income	19,679	13,113	9,691
Interest expense	15,912	10,181	7,104
Net interest income	3,767	2,932	2,587
Total net revenues	36,616	32,730	30,790
Provision for credit losses	674	657	182
Operating expenses
Compensation and benefits	12,328	11,653	11,448
Brokerage, clearing, exchange and distribution fees	3,200	2,876	2,823
Market development	740	588	457
Communications and technology	1,023	897	809
Depreciation and amortization	1,328	1,152	998
Occupancy	809	733	788
Professional fees	1,214	1,165	1,081
Other expenses	2,819	1,877	1,900
Total operating expenses	23,461	20,941	20,304
Pre-tax earnings	12,481	11,132	10,304
Provision for taxes	2,022	6,846	2,906
Net earnings	10,459	4,286	7,398
Preferred stock dividends	599	601	311
Net earnings applicable to common shareholders	$ 9,860	$ 3,685	$ 7,087
Earnings per common share
Basic	$ 25.53	$ 9.12	$ 16.53
Diluted	$ 25.27	$ 9.01	$ 16.29
Average common shares
Basic	385.4	401.6	427.4
Diluted	390.2	409.1	435.1

Consolidated Statements of Comprehensive Income

	Year Ended December

$ in millions	2018	2017	2016
Net earnings	$10,459	$ 4,286	$ 7,398
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	4	22	(60)
Debt valuation adjustment	2,553	(807)	(544)
Pension and postretirement liabilities	119	130	(199)
Available-for-sale securities	(103)	(9)	–
Other comprehensive income/(loss)	2,573	(664)	(803)
Comprehensive income	$13,032	$ 3,622	$ 6,595

The accompanying notes are an integral part of these consolidated financial statements.

104	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	As of December

$ in millions	2018	2017
Assets
Cash and cash equivalents	$130,547	$110,051
Collateralized agreements:
Securities purchased under agreements to resell (includes $139,220 and $120,420 at fair value)	139,258	120,822
Securities borrowed (includes $23,142 and $78,189 at fair value)	135,285	190,848
Receivables:
Loans receivable	80,590	65,933
Customer and other receivables (includes $3,189 and $3,526 at fair value)	79,315	84,788
Financial instruments owned (at fair value and includes $55,081 and $50,335 pledged as collateral)	336,161	315,988
Other assets	30,640	28,346
Total assets	$931,796	$916,776
Liabilities and shareholders’ equity
Deposits (includes $21,060 and $22,902 at fair value)	$158,257	$138,604
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	78,723	84,718
Securities loaned (includes $3,241 and $5,357 at fair value)	11,808	14,793
Other secured financings (includes $20,904 and $24,345 at fair value)	21,433	24,788
Customer and other payables	180,235	178,169
Financial instruments sold, but not yet purchased (at fair value)	108,897	111,930
Unsecured short-term borrowings (includes $16,963 and $16,904 at fair value)	40,502	46,922
Unsecured long-term borrowings (includes $46,584 and $38,638 at fair value)	224,149	217,687
Other liabilities (includes $132 and $268 at fair value)	17,607	16,922
Total liabilities	841,611	834,533
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,853	11,203	11,853
Common stock; 891,356,284 and 884,592,863 shares issued, and 367,741,973 and 374,808,805 shares outstanding	9	9
Share-based awards	2,845	2,777
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	54,005	53,357
Retained earnings	100,100	91,519
Accumulated other comprehensive income/(loss)	693	(1,880)
Stock held in treasury, at cost; 523,614,313 and 509,784,060 shares	(78,670)	(75,392)
Total shareholders’ equity	90,185	82,243
Total liabilities and shareholders’ equity	$931,796	$916,776

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2018 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December

$ in millions	2018	2017	2016
Preferred stock
Beginning balance	$ 11,853	$ 11,203	$ 11,200
Issued	–	1,500	1,325
Redeemed	(650)	(850)	(1,322)
Ending balance	11,203	11,853	11,203
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance, as previously reported	2,777	3,914	4,151
Cumulative effect of change in accounting principle for forfeiture of share-based awards	–	35	–
Beginning balance, adjusted	2,777	3,949	4,151
Issuance and amortization of share-based awards	1,355	1,810	2,143
Delivery of common stock underlying share-based awards	(1,175)	(2,704)	(2,068)
Forfeiture of share-based awards	(80)	(89)	(102)
Exercise of share-based awards	(32)	(189)	(210)
Ending balance	2,845	2,777	3,914
Additional paid-in capital
Beginning balance	53,357	52,638	51,340
Delivery of common stock underlying share-based awards	1,751	2,934	2,282
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,118)	(2,220)	(1,121)
Preferred stock issuance costs, net of reversals upon redemption	15	8	(10)
Excess net tax benefit related to share-based awards	–	–	147
Cash settlement of share-based awards	–	(3)	–
Ending balance	54,005	53,357	52,638
Retained earnings
Beginning balance, as previously reported	91,519	89,039	83,386
Cumulative effect of change in accounting principle for:
Revenue recognition from contracts with clients, net of tax	(53)	–	–
Forfeiture of share-based awards, net of tax	–	(24)	–
Debt valuation adjustment, net of tax	–	–	(305)
Beginning balance, adjusted	91,466	89,015	83,081
Net earnings	10,459	4,286	7,398
Dividends and dividend equivalents declared on common stock and share-based awards	(1,226)	(1,181)	(1,129)
Dividends declared on preferred stock	(584)	(587)	(577)
Preferred stock redemption discount/(premium)	(15)	(14)	266
Ending balance	100,100	91,519	89,039
Accumulated other comprehensive income/(loss)
Beginning balance, as previously reported	(1,880)	(1,216)	(718)
Cumulative effect of change in accounting principle for debt valuation adjustment, net of tax	–	–	305
Beginning balance, adjusted	(1,880)	(1,216)	(413)
Other comprehensive income/(loss)	2,573	(664)	(803)
Ending balance	693	(1,880)	(1,216)
Stock held in treasury, at cost
Beginning balance	(75,392)	(68,694)	(62,640)
Repurchased	(3,294)	(6,721)	(6,069)
Reissued	21	34	22
Other	(5)	(11)	(7)
Ending balance	(78,670)	(75,392)	(68,694)
Total shareholders’ equity	$ 90,185	$ 82,243	$ 86,893

The accompanying notes are an integral part of these consolidated financial statements.

106	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December

$ in millions	2018	2017	2016
Cash flows from operating activities
Net earnings	$ 10,459	$ 4,286	$ 7,398
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,328	1,152	998
Deferred income taxes	(2,645)	5,458	551
Share-based compensation	1,831	1,769	2,111
Loss/(gain) related to extinguishment of unsecured borrowings	(160)	(114)	3
Provision for credit losses	674	657	182
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	7,186	(30,136)	(14,723)
Collateralized transactions (excluding other secured financings), net	28,147	10,025	78
Financial instruments owned (excluding available-for-sale securities)	(23,381)	(11,843)	13,662
Financial instruments sold, but not yet purchased	(3,670)	(5,296)	1,960
Other, net	652	5,815	(5,726)
Net cash provided by/(used for) operating activities	20,421	(18,227)	6,494
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(7,982)	(3,184)	(2,865)
Proceeds from sales of property, leasehold improvements and equipment	3,711	574	381
Net cash acquired in/(used for) business acquisitions	(162)	(2,383)	14,922
Purchase of investments	(3,790)	(9,853)	–
Proceeds from sales and paydowns of investments	411	2,900	1,517
Loans receivable, net	(14,865)	(16,693)	(4,280)
Net cash provided by/(used for) investing activities	(22,677)	(28,639)	9,675
Cash flows from financing activities
Unsecured short-term borrowings, net	2,337	(501)	(1,506)
Other secured financings (short-term), net	586	(405)	(808)
Proceeds from issuance of other secured financings (long-term)	4,996	7,401	4,186
Repayment of other secured financings (long-term), including the current portion	(9,482)	(4,726)	(7,375)
Purchase of APEX, senior guaranteed securities and trust preferred securities	(35)	(237)	(1,171)
Proceeds from issuance of unsecured long-term borrowings	45,927	58,347	50,763
Repayment of unsecured long-term borrowings, including the current portion	(37,243)	(30,748)	(36,556)
Derivative contracts with a financing element, net	2,294	1,684	2,115
Deposits, net	20,206	14,506	10,058
Preferred stock redemption	(650)	(850)	–
Common stock repurchased	(3,294)	(6,772)	(6,078)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,118)	(2,223)	(1,128)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,810)	(1,769)	(1,706)
Proceeds from issuance of preferred stock, net of issuance costs	–	1,495	1,303
Proceeds from issuance of common stock, including exercise of share-based awards	38	7	6
Cash settlement of share-based awards	–	(3)	–
Net cash provided by financing activities	22,752	35,206	12,103
Net increase/(decrease) in cash and cash equivalents	20,496	(11,660)	28,272
Cash and cash equivalents, beginning balance	110,051	121,711	93,439
Cash and cash equivalents, ending balance	$130,547	$110,051	$121,711

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $16.72 billion for 2018, $11.17 billion for 2017 and $7.14 billion for 2016, and cash payments for income taxes, net of refunds, were $1.27 billion for 2018, $1.42 billion for 2017 and $1.06 billion for 2016. Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during 2018:

•

The firm received $773 million of loans receivable and $109 million of held-to-maturity securities in connection with the securitization of financial instruments owned and held for sale loans included in customer and other receivables.

•	The firm exchanged $35 million of Trust Preferred Securities and common beneficial interests for $35 million of certain of the firm’s junior subordinated debt.

Non-cash activities during 2017:

•

The firm received $465 million of loans receivable and $107 million of held-to-maturity securities in connection with the securitization of financial instruments owned and held for sale loans included in customer and other receivables.

•	The firm exchanged $237 million of Trust Preferred Securities and common beneficial interests for $248 million of the firm’s junior subordinated debt.

Non-cash activities during 2016:

•	The firm received $389 million of loans receivable and $112 million of held-to-maturity securities in connection with the securitization of financial instruments owned.

•	The impact of adoption of ASU No. 2015-02 was a net reduction to both total assets and total liabilities of approximately $200 million. See Note 3 for further information.

•	The firm sold assets of $1.81 billion and liabilities of $697 million, that were previously classified as held for sale, in exchange for $1.11 billion of financial instruments.

•	The firm exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•	The firm exchanged $127 million of senior guaranteed trust securities for $124 million of the firm’s junior subordinated debt.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2018 Form 10-K	107

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

Investing & Lending

The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, including through its Merchant Banking business and its Special Situations Group, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that the firm manages. The firm also makes unsecured loans through its digital platform, Marcus: by Goldman Sachs and secured loans through its digital platform, Goldman Sachs Private Bank Select.

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

All references to 2018, 2017 and 2016 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

108	Goldman Sachs 2018 Form 10-K

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

Goldman Sachs 2018 Form 10-K	109

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, the allowance for credit losses on loans receivable and lending commitments held for investment, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and provisions for losses that may arise from tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

The firm’s net revenues from contracts with clients subject to this ASU represent approximately 50% of the firm’s total net revenues for 2018. This includes approximately 80% of the firm’s investment banking revenues, substantially all of the investment management revenues, and commissions and fees for 2018. See Note 25 for information about the firm’s net revenues by business segment.

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

Beginning in January 2018, certain expenses associated with financial advisory assignments are recognized when incurred. Client reimbursements for such expenses are included in financial advisory revenues. Prior to January 2018, such expenses were deferred until the related revenue was recognized or the assignment was otherwise concluded and were presented net of client reimbursements.

Underwriting. Fees from underwriting assignments are recognized in revenues upon completion of the underlying transaction based on the terms of the assignment.

Certain expenses associated with underwriting assignments are deferred until the related revenue is recognized or the assignment is otherwise concluded. Beginning in January 2018, such expenses are presented as operating expenses. Prior to January 2018, such expenses were presented net within underwriting revenues.

110	Goldman Sachs 2018 Form 10-K

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

Beginning in January 2018, third-party research costs incurred by the firm in connection with soft-dollar arrangements are presented net within commissions and fees. Prior to January 2018, such costs were presented in brokerage, clearing, exchange and distribution fees.

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

The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2018, substantially all of the firm’s future net revenues associated with remaining performance obligations will be recognized through 2024. Annual revenues associated with such performance obligations average less than $250 million through 2024.

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

Goldman Sachs 2018 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $10.66 billion as of December 2018 and $10.79 billion as of December 2017. Cash and cash equivalents also included interest-bearing deposits with banks of $119.89 billion as of December 2018 and $99.26 billion as of December 2017.

The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $23.14 billion as of December 2018 and $18.44 billion as of December 2017. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Customer and Other Receivables

Customer and other receivables included receivables from customers and counterparties of $53.81 billion as of December 2018 and $60.11 billion as of December 2017, and receivables from brokers, dealers and clearing organizations of $25.50 billion as of December 2018 and $24.68 billion as of December 2017. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions, collateral posted in connection with certain derivative transactions and certain transfers of assets accounted for as secured loans rather than purchases at fair value.

Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s customer and other receivables are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about customer and other receivables accounted for at fair value under the fair value option. In addition, the firm’s customer and other receivables included $3.83 billion as of December 2018 and $4.63 billion as of December 2017 of loans held for sale accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies. As of both December 2018 and December 2017, the carrying value of receivables not accounted for at fair value generally approximated fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2018 and December 2017. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.

Customer and other receivables includes receivables from contracts with clients and, beginning in January 2018, also includes contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. As of December 2018, the firm’s receivables from contracts with clients were $1.94 billion and contract assets were not material.

Customer and Other Payables

Customer and other payables included payables to customers and counterparties of $173.99 billion as of December 2018 and $171.50 billion as of December 2017, and payables to brokers, dealers and clearing organizations of $6.24 billion as of December 2018 and $6.67 billion as of December 2017. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2018 and December 2017. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.

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

112	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated statements of financial condition when a legal right of setoff exists under an enforceable netting agreement. Securities purchased under agreements to resell (resale agreements) and securities sold under agreements to repurchase (repurchase agreements) and securities borrowed and loaned transactions with the same term and currency are presented on a net-by-counterparty basis in the consolidated statements of financial condition when such transactions meet certain settlement criteria and are subject to netting agreements.

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

The firm also prospectively changed the presentation of certain costs from a net presentation within revenues to a gross basis, and vice versa. Beginning in 2018, certain underwriting expenses, which were netted against investment banking revenues, and certain distribution fees, which were netted against investment management revenues, are presented gross as operating expenses. Costs incurred in connection with certain soft-dollar arrangements, which were presented gross as operating expenses, are presented net within commissions and fees.

The cumulative effect of adopting this ASU as of January 1, 2018 was a decrease to retained earnings of $53 million (net of tax). In addition, net revenues and operating expenses were both higher by approximately $300 million for 2018, due to the changes in the presentation of certain costs from a net presentation within revenues to a gross basis.

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

Goldman Sachs 2018 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm adopted this ASU in January 2019 under a modified retrospective approach. The impact of adopting this ASU was a gross up of $1.77 billion on the firm’s consolidated statements of financial condition and an increase to retained earnings of $12 million (net of tax) as of January 1, 2019.

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

Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of the financial assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, an initial allowance would be recorded for expected credit losses and recognized as an increase to the purchase price rather than as an expense. The ASU eliminates the existing accounting guidance for Purchased Credit Impaired (PCI) loans. The ASU is effective for the firm in January 2020 under a modified retrospective approach with early adoption permitted beginning in January 2019. The firm plans to adopt this ASU on January 1, 2020.

Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.

The firm has substantially completed development of credit loss models for its significant loan portfolios and is in the process of validating data inputs to these models, while continuing to develop the policies, systems and controls that will be required to implement CECL. The firm currently expects to begin testing of these models in the first half of 2019. The firm currently expects that its allowance for credit losses will likely increase when CECL is adopted as the allowance will cover expected credit losses over the full expected life of the loan portfolios and will also take into account expected changes in future economic conditions. In addition, an allowance will be recorded for certain purchased loans with deterioration in credit quality since origination with a corresponding increase to their gross carrying value. The extent of the impact of adoption of this ASU on the firm’s financial condition, results of operations and cash flows will depend on, among other things, the economic environment, and the size and type of loan portfolios held by the firm on the date of adoption.

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the disclosure and classification of certain items within the statements of cash flows.

114	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The firm adopted this ASU in January 2018 under a retrospective approach. The impact for 2017 was an increase of $485 million to net cash used for operating activities, a decrease of $477 million to net cash used for investing activities and an increase of $8 million to net cash provided by financing activities. The impact for 2016 was a decrease of $406 million to net cash provided by operating activities, an increase of $405 million to net cash provided by investing activities and an increase of $1 million to net cash provided by financing activities.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASC 220). In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU permits a reporting entity to reclassify the income tax effects of the Tax Cuts and Jobs Act (Tax Legislation) on items within accumulated other comprehensive income to retained earnings.

The firm adopted this ASU in January 2019 and did not elect to reclassify the income tax effects of Tax Legislation from accumulated other comprehensive income to retained earnings. Therefore, the adoption of the ASU did not have an impact on the firm’s financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement (ASC 820). In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU, among other amendments, eliminates the requirement to disclose the amounts and reasons for transfers between level 1 and level 2 of the fair value hierarchy and modifies the disclosure requirement relating to investments in funds at NAV. The firm early adopted this ASU in the third quarter of 2018 and disclosures were modified in accordance with the ASU. See Notes 5 through 8 for further information.

Goldman Sachs 2018 Form 10-K	115

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

The table below presents financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of December 2018
Money market instruments	$ 2,635	$ –
Government and agency obligations:
U.S.	110,616	5,080
Non-U.S.	43,607	25,347
Loans and securities backed by:
Commercial real estate	3,369	–
Residential real estate	12,949	1
Corporate debt instruments	31,207	10,411
State and municipal obligations	1,233	–
Other debt obligations	1,864	1
Equity securities	76,170	25,463
Commodities	3,729	–
Investments in funds at NAV	3,936	–
Subtotal	291,315	66,303
Derivatives	44,846	42,594
Total	$336,161	$108,897
As of December 2017
Money market instruments	$ 1,608	$ –
Government and agency obligations:
U.S.	76,418	17,911
Non-U.S.	33,956	23,311
Loans and securities backed by:
Commercial real estate	3,436	1
Residential real estate	11,993	–
Corporate debt instruments	33,683	7,153
State and municipal obligations	1,471	–
Other debt obligations	2,164	1
Equity securities	96,132	23,882
Commodities	3,194	40
Investments in funds at NAV	4,596	–
Subtotal	268,651	72,299
Derivatives	47,337	39,631
Total	$315,988	$111,930

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•

Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such amounts include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.91 billion as of December 2018 and $8.49 billion as of December 2017.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents market making revenues by major product type and other principal transactions revenues.

	Year Ended December

$ in millions	2018	2017	2016
Interest rates	$ (2,056)	$ 6,406	$ (1,979)
Credit	1,276	701	1,854
Currencies	4,582	(3,249)	6,158
Equities	5,186	3,162	2,873
Commodities	463	640	1,027
Market making	9,451	7,660	9,933
Other principal transactions	5,823	5,913	3,382
Total	$15,274	$13,573	$13,315

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

116	Goldman Sachs 2018 Form 10-K

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

	As of December

$ in millions	2018	2017
Total level 1 financial assets	$170,463	$155,086
Total level 2 financial assets	354,515	395,606
Total level 3 financial assets	22,181	19,201
Investments in funds at NAV	3,936	4,596
Counterparty and cash collateral netting	(49,383)	(56,366)
Total financial assets at fair value	$501,712	$518,123
Total assets	$931,796	$916,776
Total level 3 financial assets divided by:
Total assets	2.4%	2.1%
Total financial assets at fair value	4.4%	3.7%
Total level 1 financial liabilities	$ 54,151	$ 63,589
Total level 2 financial liabilities	258,335	261,719
Total level 3 financial liabilities	23,804	19,620
Counterparty and cash collateral netting	(39,786)	(39,866)
Total financial liabilities at fair value	$296,504	$305,062
Total level 3 financial liabilities divided by total financial liabilities at fair value	8.0%	6.4%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

Goldman Sachs 2018 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a summary of level 3 financial assets.

	As of December

$ in millions	2018	2017
Cash instruments	$17,227	$15,395
Derivatives	4,948	3,802
Other financial assets	6	4
Total	$22,181	$19,201

Level 3 financial assets as of December 2018 increased compared with December 2017, primarily reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

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

118	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

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

Other Cash Instruments. Other cash instruments includes U.S. government and agency obligations, non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs 2018 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Cash Instruments by Level

The table below presents cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2018
Assets
Money market instruments	$ 1,489	$ 1,146	$ –	$ 2,635
Government and agency obligations:
U.S.	82,264	28,327	25	110,616
Non-U.S.	33,231	10,366	10	43,607
Loans and securities backed by:
Commercial real estate	–	2,350	1,019	3,369
Residential real estate	–	12,286	663	12,949
Corporate debt instruments	468	26,515	4,224	31,207
State and municipal obligations	–	1,210	23	1,233
Other debt obligations	–	1,326	538	1,864
Equity securities	52,989	12,456	10,725	76,170
Commodities	–	3,729	–	3,729
Subtotal	$170,441	$ 99,711	$17,227	$287,379
Investments in funds at NAV				3,936
Total cash instrument assets				$291,315
Liabilities
Government and agency obligations:
U.S.	$ (5,067)	$ (13)	$ –	$ (5,080)
Non-U.S.	(23,872)	(1,475)	–	(25,347)
Loans and securities backed by residential real estate	–	(1)	–	(1)
Corporate debt instruments	(4)	(10,376)	(31)	(10,411)
Other debt obligations	–	(1)	–	(1)
Equity securities	(25,147)	(298)	(18)	(25,463)
Total cash instrument liabilities	$ (54,090)	$(12,164)	$ (49)	$ (66,303)
As of December 2017
Assets
Money market instruments	$ 398	$ 1,209	$ 1	$ 1,608
Government and agency obligations:
U.S.	50,796	25,622	–	76,418
Non-U.S.	27,070	6,882	4	33,956
Loans and securities backed by:
Commercial real estate	–	2,310	1,126	3,436
Residential real estate	–	11,325	668	11,993
Corporate debt instruments	752	29,661	3,270	33,683
State and municipal obligations	–	1,401	70	1,471
Other debt obligations	–	1,812	352	2,164
Equity securities	76,044	10,184	9,904	96,132
Commodities	–	3,194	–	3,194
Subtotal	$155,060	$ 93,600	$15,395	$264,055
Investments in funds at NAV				4,596
Total cash instrument assets				$268,651
Liabilities
Government and agency obligations:
U.S.	$ (17,845)	$ (66)	$ –	$ (17,911)
Non-U.S.	(21,820)	(1,491)	–	(23,311)
Loans and securities backed by commercial real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,099)	(52)	(7,153)
Other debt obligations	–	(1)	–	(1)
Equity securities	(23,866)	–	(16)	(23,882)
Commodities	–	(40)	–	(40)
Total cash instrument liabilities	$ (63,533)	$ (8,698)	$ (68)	$ (72,299)

In the table above:

•	Cash instrument assets are included in financial instruments owned and cash instrument liabilities are included in financial instruments sold, but not yet purchased.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both December 2018 and December 2017, substantially all level 3 equity securities consisted of private equity securities.

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of December

$ in millions	2018		2017
Loans and securities backed by commercial real estate
Level 3 assets	$1,019		$1,126
Yield	6.9% to 22.5% (12.4%	)	4.6% to 22.0% (13.4%	)
Recovery rate	9.7% to 78.4% (42.9%	)	14.3% to 89.0% (43.8%	)
Duration (years)	0.4 to 7.1 (3.7)		0.8 to 6.4 (2.1)
Loans and securities backed by residential real estate
Level 3 assets	$663		$668
Yield	2.6% to 19.3% (9.2%	)	2.3% to 15.0% (8.3%	)
Cumulative loss rate	8.3% to 37.7% (19.2%	)	12.5% to 43.0% (21.8%	)
Duration (years)	1.4 to 14.0 (6.7)		0.7 to 14.0 (6.9)
Corporate debt instruments
Level 3 assets	$4,224		$3,270
Yield	0.7% to 32.3% (11.9%	)	3.6% to 24.5% (12.3%	)
Recovery rate	0.0% to 78.0% (57.8%	)	0.0% to 85.3% (62.8%	)
Duration (years)	0.4 to 13.5 (3.4)		0.5 to 7.6 (3.2)
Equity securities
Level 3 assets	$10,725		$9,904
Multiples	1.0x to 23.6x (8.1x	)	1.1x to 30.5x (8.9x	)
Discount rate/yield	6.5% to 22.1% (14.3%	)	3.0% to 20.3% (14.0%	)
Capitalization rate	3.5% to 12.3% (6.1%	)	4.3% to 12.0% (6.1%	)
Other cash instruments
Level 3 assets	$596		$427
Yield	4.1% to 11.5% (9.2%	)	4.0% to 11.7% (8.4%	)
Duration (years)	2.2 to 4.8 (2.8)		3.5 to 11.4 (5.1)

120	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

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

•

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of level 3 cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2018 and December 2017. Due to the distinctive nature of each level 3 cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

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

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Year Ended December

$ in millions	2018	2017
Total cash instrument assets
Beginning balance	$15,395	$18,035
Net realized gains/(losses)	501	419
Net unrealized gains/(losses)	816	1,144
Purchases	2,286	1,635
Sales	(2,184)	(3,315)
Settlements	(2,595)	(2,265)
Transfers into level 3	5,149	2,405
Transfers out of level 3	(2,141)	(2,663)
Ending balance	$17,227	$15,395
Total cash instrument liabilities
Beginning balance	$ (68)	$ (62)
Net realized gains/(losses)	6	(8)
Net unrealized gains/(losses)	(7)	(28)
Purchases	41	97
Sales	(26)	(20)
Settlements	8	(32)
Transfers into level 3	(7)	(18)
Transfers out of level 3	4	3
Ending balance	$ (49)	$ (68)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

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

Goldman Sachs 2018 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Year Ended December

$ in millions	2018	2017
Loans and securities backed by commercial real estate
Beginning balance	$ 1,126	$ 1,645
Net realized gains/(losses)	67	35
Net unrealized gains/(losses)	6	71
Purchases	133	176
Sales	(126)	(319)
Settlements	(411)	(392)
Transfers into level 3	538	141
Transfers out of level 3	(314)	(231)
Ending balance	$ 1,019	$ 1,126
Loans and securities backed by residential real estate
Beginning balance	$ 668	$ 845
Net realized gains/(losses)	53	37
Net unrealized gains/(losses)	16	96
Purchases	119	98
Sales	(209)	(246)
Settlements	(163)	(104)
Transfers into level 3	242	21
Transfers out of level 3	(63)	(79)
Ending balance	$ 663	$ 668
Corporate debt instruments
Beginning balance	$ 3,270	$ 4,640
Net realized gains/(losses)	214	145
Net unrealized gains/(losses)	(50)	(13)
Purchases	941	666
Sales	(480)	(1,003)
Settlements	(850)	(1,062)
Transfers into level 3	1,754	1,130
Transfers out of level 3	(575)	(1,233)
Ending balance	$ 4,224	$ 3,270
Equity securities
Beginning balance	$ 9,904	$10,263
Net realized gains/(losses)	157	185
Net unrealized gains/(losses)	776	982
Purchases	990	624
Sales	(1,319)	(1,702)
Settlements	(1,013)	(559)
Transfers into level 3	2,413	1,113
Transfers out of level 3	(1,183)	(1,002)
Ending balance	$10,725	$ 9,904
Other cash instruments
Beginning balance	$ 427	$ 642
Net realized gains/(losses)	10	17
Net unrealized gains/(losses)	68	8
Purchases	103	71
Sales	(50)	(45)
Settlements	(158)	(148)
Transfers into level 3	202	–
Transfers out of level 3	(6)	(118)
Ending balance	$ 596	$ 427

Level 3 Rollforward Commentary

Year Ended December 2018. The net realized and unrealized gains on level 3 cash instrument assets of $1.32 billion (reflecting $501 million of net realized gains and $816 million of net unrealized gains) for 2018 included gains/(losses) of $(96) million reported in market making, $908 million reported in other principal transactions and $505 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for 2018 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2018 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain other corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

Year Ended December 2017. The net realized and unrealized gains on level 3 cash instrument assets of $1.56 billion (reflecting $419 million of net realized gains and $1.14 billion of net unrealized gains) for 2017 included gains/(losses) of $(99) million reported in market making, $1.13 billion reported in other principal transactions and $532 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for 2017 primarily reflected gains on private equity securities, principally driven by strong corporate performance and company-specific events.

Transfers into level 3 during 2017 primarily reflected transfers of certain corporate debt instruments and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during 2017 primarily reflected transfers of certain corporate debt instruments and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and transfers of certain corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.

122	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Available-for-Sale Securities

The table below presents information about cash instruments that are accounted for as available-for-sale.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2018
Less than 5 years	$ 5,954	$ 5,879	2.10%
Greater than 5 years	6,231	6,153	2.44%
Total U.S. government obligations	12,185	12,032	2.28%
Total available-for-sale securities	$12,185	$12,032	2.28%
As of December 2017
Less than 5 years	$ 3,834	$ 3,800	1.95%
Greater than 5 years	5,207	5,222	2.41%
Total U.S. government obligations	9,041	9,022	2.22%
Less than 5 years	19	19	0.43%
Greater than 5 years	233	235	4.62%
Total other available-for-sale securities	252	254	4.30%
Total available-for-sale securities	$ 9,293	$ 9,276	2.27%

In the table above:

•	U.S. government obligations were classified in level 1 of the fair value hierarchy as of both December 2018 and December 2017.

•

Other available-for-sale securities included corporate debt securities, other debt obligations, securities backed by commercial real estate and money market instruments, substantially all of which were classified in level 2 of the fair value hierarchy as of December 2017.

•

The gross unrealized losses included in accumulated other comprehensive loss were $153 million as of December 2018 and were related to U.S. government obligations in a continuous unrealized loss position for greater than a year. Such losses were not material as of December 2017.

•

Available-for-sale securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during either 2018 or 2017.

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

Goldman Sachs 2018 Form 10-K	123

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

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2018
Private equity funds	$2,683	$ 809
Credit funds	548	1,099
Hedge funds	161	–
Real estate funds	544	203
Total	$3,936	$2,111
As of December 2017
Private equity funds	$3,478	$ 614
Credit funds	266	985
Hedge funds	223	–
Real estate funds	629	201
Total	$4,596	$1,800

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

Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in financial instruments owned and derivative liabilities are included in financial instruments sold, but not yet purchased. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making and other principal transactions in Note 4.

124	Goldman Sachs 2018 Form 10-K

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

	As of December 2018		As of December 2017

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 760	$ 1,553	$ 554	$ 644
OTC-cleared	5,040	3,552	5,392	2,773
Bilateral OTC	227,274	211,091	274,986	249,750
Total interest rates	233,074	216,196	280,932	253,167
OTC-cleared	4,778	4,517	5,727	5,670
Bilateral OTC	14,658	13,784	16,966	15,600
Total credit	19,436	18,301	22,693	21,270
Exchange-traded	11	16	23	363
OTC-cleared	656	800	988	847
Bilateral OTC	85,772	87,953	94,481	95,127
Total currencies	86,439	88,769	95,492	96,337
Exchange-traded	4,445	4,093	4,135	3,854
OTC-cleared	433	439	197	197
Bilateral OTC	12,746	15,595	9,748	12,097
Total commodities	17,624	20,127	14,080	16,148
Exchange-traded	13,431	11,765	10,552	10,335
Bilateral OTC	34,687	40,668	40,735	45,253
Total equities	48,118	52,433	51,287	55,588
Subtotal	404,691	395,826	464,484	442,510
Accounted for as hedges
OTC-cleared	2	–	21	–
Bilateral OTC	3,024	7	2,309	3
Total interest rates	3,026	7	2,330	3
OTC-cleared	25	53	15	30
Bilateral OTC	54	61	34	114
Total currencies	79	114	49	144
Subtotal	3,105	121	2,379	147
Total gross fair value	$ 407,796	$ 395,947	$ 466,863	$ 442,657
Offset in consolidated statements of financial condition
Exchange-traded	$ (14,377)	$ (14,377)	$ (12,963)	$ (12,963)
OTC-cleared	(8,888)	(8,888)	(9,267)	(9,267)
Bilateral OTC	(290,961)	(290,961)	(341,824)	(341,824)
Counterparty netting	(314,226)	(314,226)	(364,054)	(364,054)
OTC-cleared	(1,389)	(164)	(2,423)	(180)
Bilateral OTC	(47,335)	(38,963)	(53,049)	(38,792)
Cash collateral netting	(48,724)	(39,127)	(55,472)	(38,972)
Total amounts offset	$(362,950)	$(353,353)	$(419,526)	$(403,026)
Included in consolidated statements of financial condition
Exchange-traded	$ 4,270	$ 3,050	$ 2,301	$ 2,233
OTC-cleared	657	309	650	70
Bilateral OTC	39,919	39,235	44,386	37,328
Total	$ 44,846	$ 42,594	$ 47,337	$ 39,631
Not offset in consolidated statements of financial condition
Cash collateral	$ (614)	$ (1,328)	$ (602)	$ (2,375)
Securities collateral	(12,740)	(8,414)	(13,947)	(8,722)
Total	$ 31,492	$ 32,852	$ 32,788	$ 28,534

	Notional Amounts as of December

$ in millions	2018	2017
Not accounted for as hedges
Exchange-traded	$ 5,139,159	$10,212,510
OTC-cleared	14,290,327	14,739,556
Bilateral OTC	12,858,248	12,862,328
Total interest rates	32,287,734	37,814,394
OTC-cleared	394,494	386,163
Bilateral OTC	762,653	868,226
Total credit	1,157,147	1,254,389
Exchange-traded	5,599	10,450
OTC-cleared	113,360	98,549
Bilateral OTC	6,596,741	7,331,516
Total currencies	6,715,700	7,440,515
Exchange-traded	259,287	239,749
OTC-cleared	1,516	3,925
Bilateral OTC	244,958	250,547
Total commodities	505,761	494,221
Exchange-traded	635,988	655,485
Bilateral OTC	1,070,211	1,127,812
Total equities	1,706,199	1,783,297
Subtotal	42,372,541	48,786,816
Accounted for as hedges
OTC-cleared	85,681	52,785
Bilateral OTC	12,022	15,188
Total interest rates	97,703	67,973
OTC-cleared	2,911	2,210
Bilateral OTC	8,089	8,347
Total currencies	11,000	10,557
Subtotal	108,703	78,530
Total notional amounts	$42,481,244	$48,865,346

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets of $10.68 billion as of December 2018 and $11.24 billion as of December 2017, and derivative liabilities of $11.95 billion as of December 2018 and $13.00 billion as of December 2017, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

Goldman Sachs 2018 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

On November 19, 2018, a clearing organization revised its rules to calculate notional amounts for certain exchange-traded derivative contracts. The impact of this rule change, as of the effective date, was a decrease in the notional amounts of derivative contracts of approximately $7 trillion, substantially all of which related to interest rate derivatives, with no change to their fair value.

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

126	Goldman Sachs 2018 Form 10-K

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

Goldman Sachs 2018 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Derivatives by Level

The table below presents the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2018
Assets
Interest rates	$ 12	$ 235,680	$ 408	$ 236,100
Credit	–	15,992	3,444	19,436
Currencies	–	85,837	681	86,518
Commodities	–	17,193	431	17,624
Equities	10	47,168	940	48,118
Gross fair value	22	401,870	5,904	407,796
Counterparty netting in levels	–	(312,611)	(956)	(313,567)
Subtotal	$ 22	$ 89,259	$ 4,948	$ 94,229
Cross-level counterparty netting				(659)
Cash collateral netting				(48,724)
Net fair value				$ 44,846
Liabilities
Interest rates	$(24)	$(215,662)	$ (517)	$(216,203)
Credit	–	(16,529)	(1,772)	(18,301)
Currencies	–	(88,663)	(220)	(88,883)
Commodities	–	(19,808)	(319)	(20,127)
Equities	(37)	(49,910)	(2,486)	(52,433)
Gross fair value	(61)	(390,572)	(5,314)	(395,947)
Counterparty netting in levels	–	312,611	956	313,567
Subtotal	$(61)	$ (77,961)	$(4,358)	$ (82,380)
Cross-level counterparty netting				659
Cash collateral netting				39,127
Net fair value				$ (42,594)
As of December 2017
Assets
Interest rates	$ 18	$ 282,933	$ 311	$ 283,262
Credit	–	19,053	3,640	22,693
Currencies	–	95,401	140	95,541
Commodities	–	13,727	353	14,080
Equities	8	50,870	409	51,287
Gross fair value	26	461,984	4,853	466,863
Counterparty netting in levels	–	(362,109)	(1,051)	(363,160)
Subtotal	$ 26	$ 99,875	$ 3,802	$ 103,703
Cross-level counterparty netting				(894)
Cash collateral netting				(55,472)
Net fair value				$ 47,337
Liabilities
Interest rates	$ (28)	$ (252,421)	$ (721)	$ (253,170)
Credit	–	(19,135)	(2,135)	(21,270)
Currencies	–	(96,160)	(321)	(96,481)
Commodities	–	(15,842)	(306)	(16,148)
Equities	(28)	(53,902)	(1,658)	(55,588)
Gross fair value	(56)	(437,460)	(5,141)	(442,657)
Counterparty netting in levels	–	362,109	1,051	363,160
Subtotal	$ (56)	$ (75,351)	$ (4,090)	$ (79,497)
Cross-level counterparty netting				894
Cash collateral netting				38,972
Net fair value				$ (39,631)

In the table above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

	Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of December

$ in millions	2018	2017
Interest rates, net	$(109)	$(410)
Correlation	(10)% to 86% (66%/64%)	(10)% to 95% (71%/79%)
Volatility (bps)	31 to 150 (74/65)	31 to 150 (84/78)
Credit, net	$1,672	$1,505
Correlation	N/A	28% to 84% (61%/60%)
Credit spreads (bps)	1 to 810 (109/63)	1 to 633 (69/42)
Upfront credit points	2 to 99 (44/40)	0 to 97 (42/38)
Recovery rates	25% to 70% (40%/40%)	22% to 73% (68%/73%)
Currencies, net	$461	$(181)
Correlation	10% to 70% (40%/36%)	49% to 72% (61%/62%)
Commodities, net	$112	$47
Volatility	10% to 75% (28%/27%)	9% to 79% (24%/24%)
Natural gas spread	$(2.32) to $4.68 ($(0.26)/$(0.30))	$(2.38) to $3.34 ($(0.22)/$(0.12))
Oil spread	$(3.44) to $16.62 ($4.53/$3.94)	$(2.86) to $23.61 ($6.47/$2.35)
Equities, net	$(1,546)	$(1,249)
Correlation	(68)% to 97% (48%/51%)	(36)% to 94% (50%/52%)
Volatility	3% to 102% (20%/18%)	4% to 72% (24%/22%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

128	Goldman Sachs 2018 Form 10-K

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

•	Correlation was not significant to the valuation of level 3 credit derivatives as of December 2018.

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs

The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements, as of both December 2018 and December 2017, to changes in significant unobservable inputs, in isolation:

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

Goldman Sachs 2018 Form 10-K	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December

$ in millions	2018	2017
Total level 3 derivatives
Beginning balance	$ (288)	$(1,217)
Net realized gains/(losses)	(113)	(119)
Net unrealized gains/(losses)	1,251	(436)
Purchases	612	301
Sales	(1,510)	(611)
Settlements	573	1,891
Transfers into level 3	34	(39)
Transfers out of level 3	31	(58)
Ending balance	$ 590	$ (288)

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Year Ended December

$ in millions	2018	2017
Interest rates, net
Beginning balance	$ (410)	$ (381)
Net realized gains/(losses)	(51)	(62)
Net unrealized gains/(losses)	122	20
Purchases	8	4
Sales	(2)	(14)
Settlements	171	30
Transfers into level 3	(9)	(12)
Transfers out of level 3	62	5
Ending balance	$ (109)	$ (410)
Credit, net
Beginning balance	$ 1,505	$ 2,504
Net realized gains/(losses)	(23)	42
Net unrealized gains/(losses)	2	(188)
Purchases	53	20
Sales	(65)	(27)
Settlements	244	(739)
Transfers into level 3	(35)	3
Transfers out of level 3	(9)	(110)
Ending balance	$ 1,672	$ 1,505
Currencies, net
Beginning balance	$ (181)	$ 3
Net realized gains/(losses)	(51)	(39)
Net unrealized gains/(losses)	372	(192)
Purchases	36	4
Sales	(25)	(3)
Settlements	212	62
Transfers into level 3	101	(9)
Transfers out of level 3	(3)	(7)
Ending balance	$ 461	$ (181)
Commodities, net
Beginning balance	$ 47	$ 73
Net realized gains/(losses)	18	(4)
Net unrealized gains/(losses)	61	216
Purchases	42	102
Sales	(64)	(301)
Settlements	12	(27)
Transfers into level 3	21	(25)
Transfers out of level 3	(25)	13
Ending balance	$ 112	$ 47
Equities, net
Beginning balance	$(1,249)	$(3,416)
Net realized gains/(losses)	(6)	(56)
Net unrealized gains/(losses)	694	(292)
Purchases	473	171
Sales	(1,354)	(266)
Settlements	(66)	2,565
Transfers into level 3	(44)	4
Transfers out of level 3	6	41
Ending balance	$(1,546)	$(1,249)

130	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary

Year Ended December 2018. The net realized and unrealized gains on level 3 derivatives of $1.14 billion (reflecting $113 million of net realized losses and $1.25 billion of net unrealized gains) for 2018 included gains of $1.11 billion reported in market making and $28 million reported in other principal transactions.

The net unrealized gains on level 3 derivatives for 2018 were primarily attributable to gains on certain equity derivatives, reflecting the impact of a decrease in certain equity prices and gains on certain currency derivatives, primarily reflecting the impact of changes in foreign exchange rates.

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during 2018 were not material.

Year Ended December 2017. The net realized and unrealized losses on level 3 derivatives of $555 million (reflecting $119 million of net realized losses and $436 million of net unrealized losses) for 2017 included losses of $90 million reported in market making and $465 million reported in other principal transactions.

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

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2018
Assets
Interest rates	$ 2,810	$13,177	$47,426	$ 63,413
Credit	807	3,676	3,364	7,847
Currencies	10,976	5,076	6,486	22,538
Commodities	4,978	2,101	145	7,224
Equities	4,962	5,244	1,329	11,535
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$21,124	$25,391	$55,928	$102,443
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(48,724)
Total OTC derivative assets				$40,576
Liabilities
Interest rates	$ 4,193	$ 9,153	$29,377	$ 42,723
Credit	1,127	4,173	1,412	6,712
Currencies	13,553	6,871	4,474	24,898
Commodities	4,271	2,663	3,145	10,079
Equities	9,278	5,178	3,060	17,516
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$29,013	$24,155	$38,646	$ 91,814
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(39,127)
Total OTC derivative liabilities				$ 39,544
As of December 2017
Assets
Interest rates	$ 3,717	$15,445	$57,200	$ 76,362
Credit	760	4,079	3,338	8,177
Currencies	12,184	6,219	7,245	25,648
Commodities	3,175	2,526	181	5,882
Equities	4,969	5,607	1,387	11,963
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$21,086	$29,282	$66,544	$116,912
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(55,472)
Total OTC derivative assets				$ 45,036
Liabilities
Interest rates	$ 4,517	$ 8,471	$33,193	$46,181
Credit	2,078	3,588	1,088	6,754
Currencies	14,326	7,119	4,802	26,247
Commodities	3,599	2,167	2,465	8,231
Equities	6,453	6,647	3,381	16,481
Counterparty netting in tenors	(3,719)	(4,594)	(2,807)	(11,120)
Subtotal	$27,254	$23,398	$42,122	$ 92,774
Cross-tenor counterparty netting				(16,404)
Cash collateral netting				(38,972)
Total OTC derivative liabilities				$ 37,398

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•

Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is included in cross-tenor counterparty netting.

Goldman Sachs 2018 Form 10-K	131

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

The firm enters into the following types of credit derivatives:

•

Credit Default Swaps. Single-name credit default swaps protect the buyer against the loss of principal on one or more bonds, loans or mortgages (reference obligations) in the event the issuer of the reference obligations suffers a credit event. The buyer of protection pays an initial or periodic premium to the seller and receives protection for the period of the contract. If there is no credit event, as defined in the contract, the seller of protection makes no payments to the buyer. If a credit event occurs, the seller of protection is required to make a payment to the buyer, calculated according to the terms of the contract.

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

•

Credit Indices, Baskets and Tranches. Credit derivatives may reference a basket of single-name credit default swaps or a broad-based index. If a credit event occurs in one of the underlying reference obligations, the protection seller pays the protection buyer. The payment is typically a pro-rata portion of the transaction’s total notional amount based on the underlying defaulted reference obligation. In certain transactions, the credit risk of a basket or index is separated into various portions (tranches), each having different levels of subordination. The most junior tranches cover initial defaults and once losses exceed the notional amount of these junior tranches, any excess loss is covered by the next most senior tranche.

•

Total Return Swaps. A total return swap transfers the risks relating to economic performance of a reference obligation from the protection buyer to the protection seller. Typically, the protection buyer receives a floating rate of interest and protection against any reduction in fair value of the reference obligation, and the protection seller receives the cash flows associated with the reference obligation, plus any increase in the fair value of the reference obligation.

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

As of December 2018, written credit derivatives had a total gross notional amount of $554.17 billion and purchased credit derivatives had a total gross notional amount of $603.00 billion, for total net notional purchased protection of $48.83 billion. As of December 2017, written credit derivatives had a total gross notional amount of $611.04 billion and purchased credit derivatives had a total gross notional amount of $643.37 billion, for total net notional purchased protection of $32.33 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

132	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$145,828	$ 9,763	$ 1,151	$ 3,848	$160,590
1 – 5 years	298,228	21,100	13,835	7,520	340,683
Greater than 5 years	45,690	5,966	1,121	122	52,899
Total	$489,746	$36,829	$16,107	$11,490	$554,172
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$413,445	$25,373	$14,243	$ 8,841	$461,902
Other	115,754	14,273	7,555	3,513	141,095
Fair Value of Written Credit Derivatives
Asset	$ 8,656	$ 543	$ 95	$ 80	$ 9,374
Liability	1,990	1,415	1,199	3,368	7,972
Net asset/(liability)	$ 6,666	$ (872)	$ (1,104)	$ (3,288)	$ 1,402
As of December 2017
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$182,446	$ 8,531	$ 705	$ 4,067	$195,749
1 – 5 years	335,872	10,201	8,747	7,553	362,373
Greater than 5 years	49,440	2,142	817	519	52,918
Total	$567,758	$20,874	$10,269	$12,139	$611,040
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$492,325	$13,424	$ 9,395	$10,663	$525,807
Other	99,861	14,483	1,777	1,442	117,563
Fair Value of Written Credit Derivatives
Asset	$ 14,317	$ 513	$ 208	$ 155	$ 15,193
Liability	896	402	752	3,920	5,970
Net asset/(liability)	$ 13,421	$ 111	$ (544)	$ (3,765)	$ 9,223

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

The net gains/(losses), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $371 million for 2018, $66 million for 2017 and $85 million for 2016.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December

$ in millions	2018	2017
Fair value of assets	$ 980	$ 882
Fair value of liabilities	1,297	1,200
Net liability	$ 317	$ 318
Notional amount	$10,229	$9,578

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

The table below presents information about net derivative liabilities under such bilateral agreements (excluding application of collateral posted), the related fair value of collateral posted and the additional collateral or termination payments that could have been called by counterparties in the event of a one-notch and two-notch downgrade in the firm’s credit ratings.

	As of December

$ in millions	2018	2017
Net derivative liabilities under bilateral agreements	$29,583	$29,877
Collateral posted	$24,393	$25,329
Additional collateral or termination payments:
One-notch downgrade	$ 262	$ 358
Two-notch downgrade	$ 959	$ 1,856

Goldman Sachs 2018 Form 10-K	133

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

	Year Ended December

$ in millions	2018	2017	2016
Interest rate hedges	$ (1,854)	$ (2,867)	$(1,480)
Hedged borrowings and deposits	$ 1,295	$ 2,183	$ 834
Interest expense	$15,912	$10,181	$ 7,104

In the table above:

•	The difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.

•	Hedge ineffectiveness was $(684) million for 2017 and $(646) million for 2016.

The table below presents the carrying value of the hedged items that are currently designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

	As of December 2018

$ in millions	Carrying Value	Cumulative Hedging Adjustment
Deposits	$11,924	$ (156)
Unsecured short-term borrowings	$ 4,450	$ (12)
Unsecured long-term borrowings	$68,839	$2,759

In the table above, cumulative hedging adjustment included $1.74 billion of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.

In addition, as of December 2018, cumulative hedging adjustments for items no longer designated in a hedging relationship were $1.51 billion and substantially all were related to unsecured long-term borrowings.

134	Goldman Sachs 2018 Form 10-K

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

The table below presents the gains/(losses) from net investment hedging.

	Year Ended December

$ in millions	2018	2017	2016
Hedges:
Foreign currency forward contract	$577	$(805)	$135
Foreign currency-denominated debt	$ (50)	$ (67)	$ (85)

Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income were not material for 2018. The net gain reclassified to earnings from accumulated other comprehensive income was $41 million (reflecting a gain of $205 million related to hedges and a loss of $164 million on the related net investments in non-U.S. operations) for 2017 and $28 million (reflecting a gain of $167 million related to hedges and a loss of $139 million on the related net investments in non-U.S. operations) for 2016. The gain/(loss) related to ineffectiveness was not material for 2017 or 2016.

The firm had designated $1.99 billion as of December 2018 and $1.81 billion as of December 2017 of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Note 8.

Fair Value Option

Other Financial Assets and Financial Liabilities at Fair Value

In addition to cash and derivative instruments included in financial instruments owned and financial instruments sold, but not yet purchased, the firm accounts for certain of its other financial assets and financial liabilities at fair value, substantially all under the fair value option. The primary reasons for electing the fair value option are to:

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned in Fixed Income, Currency and Commodities Client Execution (FICC Client Execution);

•	Substantially all other secured financings, including transfers of assets accounted for as financings;

•	Certain unsecured short-term and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including transfers of assets accounted for as secured loans and certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.

Goldman Sachs 2018 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2018
Assets
Resale agreements	$ –	$ 139,220	$ –	$ 139,220
Securities borrowed	–	23,142	–	23,142
Customer and other receivables	–	3,183	6	3,189
Total	$ –	$ 165,545	$ 6	$ 165,551
Liabilities
Deposits	$ –	$ (17,892)	$ (3,168)	$ (21,060)
Repurchase agreements	–	(78,694)	(29)	(78,723)
Securities loaned	–	(3,241)	–	(3,241)
Other secured financings	–	(20,734)	(170)	(20,904)
Unsecured borrowings:
Short-term	–	(12,887)	(4,076)	(16,963)
Long-term	–	(34,761)	(11,823)	(46,584)
Other liabilities	–	(1)	(131)	(132)
Total	$ –	$(168,210)	$(19,397)	$(187,607)
As of December 2017
Assets
Resale agreements	$ –	$ 120,420	$ –	$ 120,420
Securities borrowed	–	78,189	–	78,189
Customer and other receivables	–	3,522	4	3,526
Total	$ –	$ 202,131	$ 4	$ 202,135
Liabilities
Deposits	$ –	$ (19,934)	$ (2,968)	$ (22,902)
Repurchase agreements	–	(84,681)	(37)	(84,718)
Securities loaned	–	(5,357)	–	(5,357)
Other secured financings	–	(23,956)	(389)	(24,345)
Unsecured borrowings:
Short-term	–	(12,310)	(4,594)	(16,904)
Long-term	–	(31,204)	(7,434)	(38,638)
Other liabilities	–	(228)	(40)	(268)
Total	$ –	$ (177,670)	$ (15,462)	$ (193,132)

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

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both December 2018 and December 2017, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both December 2018 and December 2017, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. As of December 2018, the firm’s level 3 other secured financings were not material. The ranges of significant unobservable inputs used to value level 3 other secured financings as of December 2017 are as follows:

•	Yield: 0.6% to 13.0% (weighted average: 3.3%)

•	Duration: 0.7 to 11.0 years (weighted average: 2.7 years)

Generally, increases in yield or duration, in isolation, would have resulted in a lower fair value measurement as of December 2017. Due to the distinctive nature of each of the firm’s level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 10 for further information about collateralized agreements and financings.

136	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unsecured Short-term and Long-term Borrowings. The significant inputs to the valuation of unsecured short-term and long-term borrowings at fair value are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid commodity transactions. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments. See Note 7 for further information about derivatives, Note 15 for further information about unsecured short-term borrowings, and Note 16 for further information about long-term borrowings.

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

Customer and Other Receivables. Customer and other receivables at fair value primarily consist of prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both December 2018 and December 2017, the firm’s level 3 customer and other receivables were not material.

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

	Year Ended December

$ in millions	2018	2017
Total other financial assets
Beginning balance	$ 4	$ 55
Net unrealized gains/(losses)	2	–
Purchases	–	1
Settlements	–	(52)
Ending balance	$ 6	$ 4
Total other financial liabilities
Beginning balance	$(15,462)	$(14,979)
Net realized gains/(losses)	(491)	(362)
Net unrealized gains/(losses)	2,013	(1,047)
Purchases	–	(3)
Sales	–	1
Issuances	(11,935)	(8,382)
Settlements	7,010	6,859
Transfers into level 3	(1,416)	(611)
Transfers out of level 3	884	3,062
Ending balance	$(19,397)	$(15,462)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

Goldman Sachs 2018 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by the consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Year Ended December

$ in millions	2018	2017
Deposits
Beginning balance	$ (2,968)	$(3,173)
Net realized gains/(losses)	(25)	(6)
Net unrealized gains/(losses)	272	(239)
Issuances	(796)	(661)
Settlements	298	232
Transfers into level 3	(8)	–
Transfers out of level 3	59	879
Ending balance	$ (3,168)	$(2,968)
Repurchase agreements
Beginning balance	$ (37)	$ (66)
Net unrealized gains/(losses)	2	(1)
Settlements	6	30
Ending balance	$ (29)	$ (37)
Other secured financings
Beginning balance	$ (389)	$ (557)
Net realized gains/(losses)	(15)	17
Net unrealized gains/(losses)	11	(40)
Purchases	–	(3)
Sales	–	1
Issuances	(8)	(32)
Settlements	157	171
Transfers into level 3	(10)	(12)
Transfers out of level 3	84	66
Ending balance	$ (170)	$ (389)
Unsecured short-term borrowings
Beginning balance	$ (4,594)	$(3,896)
Net realized gains/(losses)	(125)	(332)
Net unrealized gains/(losses)	558	(230)
Issuances	(4,564)	(4,599)
Settlements	4,481	3,675
Transfers into level 3	(72)	(131)
Transfers out of level 3	240	919
Ending balance	$ (4,076)	$(4,594)
Unsecured long-term borrowings
Beginning balance	$ (7,434)	$(7,225)
Net realized gains/(losses)	(349)	(60)
Net unrealized gains/(losses)	1,262	(559)
Issuances	(6,545)	(3,071)
Settlements	2,068	2,751
Transfers into level 3	(1,326)	(468)
Transfers out of level 3	501	1,198
Ending balance	$(11,823)	$(7,434)
Other liabilities
Beginning balance	$ (40)	$ (62)
Net realized gains/(losses)	23	19
Net unrealized gains/(losses)	(92)	22
Issuances	(22)	(19)
Ending balance	$ (131)	$ (40)

Level 3 Rollforward Commentary

Year Ended December 2018. The net realized and unrealized gains on level 3 other financial liabilities of $1.52 billion (reflecting $491 million of net realized losses and $2.01 billion of net unrealized gains) for 2018 included gains/(losses) of $883 million reported in market making, $(1) million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and gains of $641 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for 2018 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to the impact of wider credit spreads and increases in interest rates, and gains on certain hybrid financial instruments included in unsecured short-term borrowings, principally due to a decrease in global equity prices.

Transfers into level 3 other financial liabilities during 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to reduced transparency of certain inputs used to value these instruments as a result of a lack of market transactions in similar instruments.

Transfers out of level 3 other financial liabilities during 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.

Year Ended December 2017. The net realized and unrealized losses on level 3 other financial liabilities of $1.41 billion (reflecting $362 million of net realized losses and $1.05 billion of net unrealized losses) for 2017 included losses of $1.20 billion reported in market making, $45 million reported in other principal transactions and $10 million reported in interest expense in the consolidated statements of earnings, and losses of $149 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

138	Goldman Sachs 2018 Form 10-K

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

Transfers into level 3 other financial liabilities during 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2, principally due to reduced transparency of volatility inputs used to value these instruments.

Transfers out of level 3 other financial liabilities during 2017 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain inputs used to value these instruments as a result of market transactions in similar instruments, and transfers of certain hybrid financial instruments included in deposits to level 2, principally due to increased transparency of correlation and volatility inputs used to value these instruments.

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized in earnings as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities.

	Year Ended December

$ in millions	2018	2017	2016
Unsecured short-term borrowings	$1,443	$(2,585)	$(1,028)
Unsecured long-term borrowings	926	(1,357)	584
Other liabilities	(68)	222	(55)
Other	349	(620)	(630)
Total	$2,650	$(4,340)	$(1,129)

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•

Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for 2018, 2017 and 2016. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other primarily consists of gains/(losses) on customer and other receivables, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for at fair value under the fair value option described above, market making and other principal transactions primarily represent gains and losses on financial instruments owned and financial instruments sold, but not yet purchased.

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of December

$ in millions	2018	2017
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$1,837	$ 952
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$5,260	$5,266
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,010	$2,104

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $45 million as of December 2018 and $31 million as of December 2017, and the related total contractual amount of these lending commitments was $7.72 billion as of December 2018 and $9.94 billion as of December 2017. See Note 18 for further information about lending commitments.

Goldman Sachs 2018 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both December 2018 and December 2017. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $2.38 billion as of December 2018 and $1.69 billion as of December 2017. The amounts above include both principal- and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $211 million for 2018, $268 million for 2017 and $281 million for 2016. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents information about the net DVA gains/(losses) on financial liabilities for which the fair value option was elected.

	Year Ended December

$ in millions	2018	2017	2016
DVA (pre-tax)	$3,389	$(1,232)	$(844)
DVA (net of tax)	$2,553	$ (807)	$(544)

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•	The gains/(losses) reclassified to earnings from accumulated other comprehensive loss upon extinguishment of such financial liabilities were not material for 2018, 2017 and 2016.

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans receivable.

	As of December

$ in millions	2018	2017
Corporate loans	$37,283	$30,749
PWM loans	17,219	16,591
Commercial real estate loans	11,441	7,987
Residential real estate loans	7,284	6,234
Consumer loans	4,536	1,912
Other loans	3,893	3,263
Total loans receivable, gross	81,656	66,736
Allowance for loan losses	(1,066)	(803)
Total loans receivable	$80,590	$65,933

The fair value of loans receivable was $80.74 billion as of December 2018 and $66.29 billion as of December 2017. Had these loans been carried at fair value and included in the fair value hierarchy, $40.64 billion as of December 2018 and $38.75 billion as of December 2017 would have been classified in level 2, and $40.10 billion as of December 2018 and $27.54 billion as of December 2017 would have been classified in level 3.

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

•

Private Wealth Management (PWM) Loans. PWM loans includes loans extended by the private bank. These loans are used to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity for other needs. Substantially all of such loans are secured by securities or other assets.

•

Commercial Real Estate Loans. Commercial real estate loans includes loans extended by the firm that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans also includes loans purchased by the firm.

140	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Residential Real Estate Loans. Residential real estate loans includes loans extended by the firm to clients who warehouse assets that are directly or indirectly secured by residential real estate. Residential real estate loans also includes loans purchased by the firm.

•	Consumer Loans. Consumer loans represents unsecured consumer loans originated by the firm.

•

Other Loans. Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans. Other loans also includes unsecured consumer loans purchased by the firm.

Lending Commitments

The table below presents information about lending commitments that are held for investment and accounted for on an accrual basis.

	As of December

$ in millions	2018	2017
Corporate	$113,484	$118,553
Other	7,513	5,951
Total	$120,997	$124,504

In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•

Other lending commitments primarily relates to lending commitments extended to clients who warehouse assets backed by real estate and other assets and in connection with commercial real estate financing.

•

The carrying value of lending commitments were liabilities of $443 million (including allowance for losses of $286 million) as of December 2018 and $423 million (including allowance for losses of $274 million) as of December 2017.

•

The estimated fair value of such lending commitments were liabilities of $3.78 billion as of December 2018 and $2.27 billion as of December 2017. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.12 billion as of December 2018 and $772 million as of December 2017 would have been classified in level 2, and $2.66 billion as of December 2018 and $1.50 billion as of December 2017 would have been classified in level 3.

PCI Loans

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

The tables below present information about PCI loans.

	As of December

$ in millions	2018	2017
Commercial real estate loans	$ 581	$1,116
Residential real estate loans	2,457	3,327
Other loans	4	10
Total gross carrying value	$3,042	$4,453
Total outstanding principal balance	$5,576	$9,512
Total accretable yield	$ 459	$ 662

	Year Ended December

$ in millions	2018	2017	2016
Acquired during the period
Fair value	$ 839	$1,769	$2,514
Expected cash flows	$ 937	$1,961	$2,818
Contractually required cash flows	$1,881	$4,092	$6,389

In the table above:

•	Fair value, expected cash flows and contractually required cash flows were as of the acquisition date.

•	Expected cash flows represents the cash flows expected to be received over the life of the loan or as a result of liquidation of the underlying collateral.

•	Contractually required cash flows represents cash flows required to be repaid by the borrower over the life of the loan.

Goldman Sachs 2018 Form 10-K	141

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Credit Quality

Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. For loans receivable (excluding PCI and consumer loans) and lending commitments, the firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies.

The firm enters into economic hedges to mitigate credit risk on certain loans receivable and corporate lending commitments (both of which are held for investment) related to the firm’s relationship lending activities. Such hedges are accounted for at fair value. See Note 18 for further information about these lending commitments and associated hedges.

The table below presents gross loans receivable (excluding PCI and consumer loans of $7.58 billion as of December 2018 and $6.37 billion as of December 2017) and lending commitments by an internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of December 2018
Investment-grade	$28,290	$ 81,959	$110,249
Non-investment-grade	45,788	39,038	84,826
Total	$74,078	$120,997	$195,075
As of December 2017
Investment-grade	$24,192	$ 89,409	$113,601
Non-investment-grade	36,179	35,095	71,274
Total	$60,371	$124,504	$184,875
Regulatory Risk Rating
As of December 2018
Non-criticized/pass	$70,153	$117,923	$188,076
Criticized	3,925	3,074	6,999
Total	$74,078	$120,997	$195,075
As of December 2017
Non-criticized/pass	$56,720	$119,427	$176,147
Criticized	3,651	5,077	8,728
Total	$60,371	$124,504	$184,875

In the table above, non-criticized/pass loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

For consumer loans, an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are refreshed periodically by the firm to assess the updated creditworthiness of the borrower.

The table below presents gross consumer loans receivable and the concentration by refreshed FICO credit score.

	As of December

$ in millions	2018	2017
Consumer loans, gross	$4,536	$1,912
Refreshed FICO credit score
Greater than or equal to 660	88%	89%
Less than 660	12%	11%
Total	100%	100%

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, expected cash flows and other risk factors.

Impaired Loans. Loans receivable (excluding PCI loans) are determined to be impaired when it is probable that the firm will not collect all principal and interest due under the contractual terms. At that time, loans are generally placed on nonaccrual status and all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms.

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

The gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $838 million as of December 2018 and $845 million as of December 2017. Such loans included $27 million as of December 2018 and $61 million as of December 2017 of corporate loans that were modified in a troubled debt restructuring. The firm did not have any lending commitments related to these loans as of both December 2018 and December 2017. The amount of loans 30 days or more past due was $208 million as of December 2018 and $567 million as of December 2017.

142	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

When it is determined that the firm cannot reasonably estimate expected cash flows on PCI loans or pools of loans, such loans are placed on nonaccrual status.

Allowance for Credit Losses

The firm’s allowance for credit losses consists of the allowance for losses on loans and lending commitments.

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

The allowance for loan losses is determined using various risk factors, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include loan to value ratio, debt service ratio and home price index. Risk factors for consumer loans include FICO credit scores and delinquency status.

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

The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of December 2018
Loans Receivable
Corporate loans	$358	$ 36,925	$ –	$ 37,283
PWM loans	46	17,173	–	17,219
Commercial real estate loans	9	10,851	581	11,441
Residential real estate loans	425	4,402	2,457	7,284
Consumer loans	–	4,536	–	4,536
Other loans	–	3,889	4	3,893
Total	$838	$ 77,776	$3,042	$ 81,656
Lending Commitments
Corporate	$ 31	$113,453	$ –	$113,484
Other	–	7,513	–	7,513
Total	$ 31	$120,966	$ –	$120,997
As of December 2017
Loans Receivable
Corporate loans	$377	$ 30,372	$ –	$ 30,749
PWM loans	163	16,428	–	16,591
Commercial real estate loans	–	6,871	1,116	7,987
Residential real estate loans	231	2,676	3,327	6,234
Consumer loans	–	1,912	–	1,912
Other loans	74	3,179	10	3,263
Total	$845	$ 61,438	$4,453	$ 66,736
Lending Commitments
Corporate	$ 53	$118,500	$ –	$118,553
Other	–	5,951	–	5,951
Total	$ 53	$124,451	$ –	$124,504

In the table above:

•

Gross loans receivable and lending commitments, subject to specific loan-level reserves, included $484 million as of December 2018 and $492 million as of December 2017 of impaired loans and lending commitments, which did not require a reserve as the loan was deemed to be recoverable.

•	Gross loans receivable deemed impaired and subject to specific loan-level reserves as a percentage of total gross loans receivable was 1.0% as of December 2018 and 1.3% as of December 2017.

Goldman Sachs 2018 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about the allowance for credit losses.

	Year Ended December 2018		Year Ended December 2017

$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for credit losses
Beginning balance	$ 803	$274	$ 509	$212
Net charge-offs	(337)	–	(203)	–
Provision	654	20	574	83
Other	(54)	(8)	(77)	(21)
Ending balance	$1,066	$286	$ 803	$274
Allowance for losses by impairment methodology
Specific	$ 102	$ 3	$ 119	$ 14
Portfolio	848	283	518	260
PCI	116	–	166	–
Total	$1,066	$286	$ 803	$274

In the table above:

•	Net charge-offs were primarily related to consumer loans and commercial real estate PCI loans for 2018 and primarily related to corporate loans for 2017.

•

The provision for credit losses was primarily related to consumer loans and corporate loans for 2018 and primarily related to corporate loans and lending commitments, and commercial real estate loans for 2017.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

Portfolio level reserves were primarily related to corporate loans and lending commitments, specific loan-level reserves were substantially all related to corporate loans and reserves on PCI loans were related to real estate loans.

•	Substantially all of the allowance for losses on lending commitments was related to corporate lending commitments.

•	Allowance for loan losses as a percentage of total gross loans receivable was 1.3% as of December 2018 and 1.2% as of December 2017.

•	Net charge-offs as a percentage of average total gross loans receivable were 0.5% for 2018 and 0.4% for 2017.

Note 10.

Collateralized Agreements and Financings

Collateralized agreements are resale agreements and securities borrowed. Collateralized financings are repurchase agreements, securities loaned and other secured financings. The firm enters into these transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain firm activities.

Collateralized agreements and financings are presented on a net-by-counterparty basis when a legal right of setoff exists. Interest on collateralized agreements, which is included in interest income, and collateralized financings, which is included in interest expense, is recognized over the life of the transaction. See Note 23 for further information about interest income and interest expense.

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of December

$ in millions	2018	2017
Resale agreements	$139,258	$120,822
Securities borrowed	$135,285	$190,848
Repurchase agreements	$ 78,723	$ 84,718
Securities loaned	$ 11,808	$ 14,793

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•

Securities borrowed of $23.14 billion as of December 2018 and $78.19 billion as of December 2017, and securities loaned of $3.24 billion as of December 2018 and $5.36 billion as of December 2017 were at fair value.

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

144	Goldman Sachs 2018 Form 10-K

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

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2018 and December 2017.

Offsetting Arrangements

The table below presents the gross and net resale and repurchase agreements and securities borrowed and loaned transactions, and the related amount of counterparty netting included in the consolidated statements of financial condition, as well as the amounts of counterparty netting and cash and securities collateral not offset in the consolidated statements of financial condition.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2018
Included in consolidated statements of financial condition
Gross carrying value	$ 246,284	$ 139,556	$ 185,749	$ 16,079
Counterparty netting	(107,026)	(4,271)	(107,026)	(4,271)
Total	139,258	135,285	78,723	11,808
Amounts not offset
Counterparty netting	(5,870)	(1,104)	(5,870)	(1,104)
Collateral	(130,707)	(127,340)	(70,691)	(10,491)
Total	$ 2,681	$ 6,841	$ 2,162	$ 213
As of December 2017
Included in consolidated statements of financial condition
Gross carrying value	$ 209,972	$ 195,783	$ 173,868	$ 19,728
Counterparty netting	(89,150)	(4,935)	(89,150)	(4,935)
Total	120,822	190,848	84,718	14,793
Amounts not offset
Counterparty netting	(5,441)	(4,412)	(5,441)	(4,412)
Collateral	(113,305)	(177,679)	(76,793)	(9,731)
Total	$ 2,076	$ 8,757	$ 2,484	$ 650

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Goldman Sachs 2018 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2018
Money market instruments	$ 100	$ –
U.S. government and agency obligations	88,060	–
Non-U.S. government and agency obligations	84,443	2,438
Securities backed by commercial real estate	3	–
Securities backed by residential real estate	221	–
Corporate debt securities	5,495	195
State and municipal obligations	25	–
Equity securities	7,402	13,446
Total	$185,749	$16,079
As of December 2017
Money market instruments	$ 97	$ –
U.S. government and agency obligations	80,591	–
Non-U.S. government and agency obligations	73,031	2,245
Securities backed by commercial real estate	43	–
Securities backed by residential real estate	338	–
Corporate debt securities	7,140	1,145
Other debt obligations	55	–
Equity securities	12,573	16,338
Total	$173,868	$19,728

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of December 2018

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 65,764	$ 8,300
2 - 30 days	82,482	4,273
31 - 90 days	14,636	774
91 days - 1 year	17,137	2,503
Greater than 1 year	5,730	229
Total	$185,749	$16,079

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Other Secured Financings

In addition to repurchase agreements and securities loaned transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings consist of:

•	Liabilities of consolidated VIEs;

•	Transfers of assets accounted for as financings rather than sales (e.g., collateralized central bank financings, pledged commodities, bank loans and mortgage whole loans); and

•	Other structured financing arrangements.

Other secured financings includes nonrecourse arrangements. Nonrecourse other secured financings were $8.47 billion as of December 2018 and $5.31 billion as of December 2017.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both December 2018 and December 2017.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2018
Other secured financings (short-term):
At fair value	$ 3,528	$ 6,027	$ 9,555
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	9,010	2,339	11,349
At amortized cost	529	–	529
Total other secured financings	$13,067	$ 8,366	$21,433
Other secured financings collateralized by:
Financial instruments	$ 8,960	$ 7,550	$16,510
Other assets	$ 4,107	$ 816	$ 4,923
As of December 2017
Other secured financings (short-term):
At fair value	$ 7,704	$ 6,856	$14,560
At amortized cost	–	336	336
Other secured financings (long-term):
At fair value	6,779	3,006	9,785
At amortized cost	107	–	107
Total other secured financings	$14,590	$10,198	$24,788
Other secured financings collateralized by:
Financial instruments	$12,454	$ 9,870	$22,324
Other assets	$ 2,136	$ 328	$ 2,464

146	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•

Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•

U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 4.02% as of December 2018 and 3.89% as of December 2017. These rates include the effect of hedging activities.

•

Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 2.61% as of December 2017. This rate includes the effect of hedging activities.

•

Total other secured financings included $2.40 billion as of December 2018 and $1.55 billion as of December 2017 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $2.41 billion as of December 2018 and $1.57 billion as of December 2017, both primarily included in financial instruments owned.

•

Other secured financings collateralized by financial instruments included $12.41 billion as of December 2018 and $16.61 billion as of December 2017 of other secured financings collateralized by financial instruments owned, and included $4.10 billion as of December 2018 and $5.71 billion as of December 2017 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of December 2018
Other secured financings (short-term)	$ 9,555
Other secured financings (long-term):
2020	4,435
2021	1,276
2022	2,387
2023	776
2024 - thereafter	3,004
Total other secured financings (long-term)	11,878
Total other secured financings	$21,433

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

	As of December

$ in millions	2018	2017
Collateral available to be delivered or repledged	$681,516	$763,984
Collateral that was delivered or repledged	$565,625	$599,565

In the table above, collateral available to be delivered or repledged excludes $14.10 billion as of December 2018 and $1.52 billion as of December 2017 of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of December

$ in millions	2018	2017
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 55,081	$ 50,335
Did not have the right to deliver or repledge	$ 73,540	$ 78,656
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 8,037	$ 4,838

The firm also segregated securities included in financial instruments owned of $23.03 billion as of December 2018 and $10.42 billion as of December 2017 for regulatory and other purposes. See Note 3 for information about segregated cash.

Goldman Sachs 2018 Form 10-K	147

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

For transfers of financial assets that are not accounted for as sales, the assets remain in financial instruments owned and the transfer is accounted for as a collateralized financing, with the related interest expense recognized over the life of the transaction. See Note 10 for further information about collateralized financings and Note 23 for further information about interest expense.

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

	Year Ended December

$ in millions	2018	2017	2016
Residential mortgages	$21,229	$18,142	$12,164
Commercial mortgages	8,745	7,872	233
Other financial assets	1,914	481	181
Total financial assets securitized	$31,888	$26,495	$12,578
Retained interests cash flows	$ 296	$ 264	$ 189

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and has continuing involvement.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2018
U.S. government agency-issued collateralized mortgage obligations	$24,506	$1,758	$29
Other residential mortgage-backed	19,560	941	15
Other commercial mortgage-backed	15,088	448	10
Corporate debt and other asset-backed	3,311	133	3
Total	$62,465	$3,280	$57
As of December 2017
U.S. government agency-issued collateralized mortgage obligations	$20,232	$1,120	$16
Other residential mortgage-backed	10,558	711	17
Other commercial mortgage-backed	7,916	228	7
Corporate debt and other asset-backed	2,108	56	1
Total	$40,814	$2,115	$41

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

148	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•

Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter as of December 2018, and relate to securitizations during 2012 and thereafter as of December 2017.

•	The fair value of retained interests was $3.28 billion as of December 2018 and $2.13 billion as of December 2017.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $75 million as of December 2018 and $86 million as of December 2017, and the notional amount of these derivatives and commitments was $1.09 billion as of December 2018 and $1.26 billion as of December 2017. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December

$ in millions	2018	2017
Fair value of retained interests	$ 3,151	$2,071
Weighted average life (years)	7.2	6.0
Constant prepayment rate	11.9%	9.4%
Impact of 10% adverse change	$ (27)	$ (19)
Impact of 20% adverse change	$ (53)	$ (35)
Discount rate	4.7%	4.2%
Impact of 10% adverse change	$ (75)	$ (35)
Impact of 20% adverse change	$ (147)	$ (70)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $133 million and a weighted average life of 4.2 years as of December 2018, and a fair value of $56 million and a weighted average life of 4.5 years as of December 2017. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2018 and December 2017. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $133 million as of December 2018 and $56 million as of December 2017.

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

Goldman Sachs 2018 Form 10-K	149

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

Real Estate, Credit- and Power-Related and Other Investing VIEs. The firm purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans, power-related assets and equity securities. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.

Corporate Debt and Other Asset-Backed VIEs. The firm structures VIEs that issue notes to clients, purchases and sells beneficial interests issued by corporate debt and other asset-backed VIEs in connection with market-making activities, and makes loans to VIEs that warehouse corporate debt. Certain of these VIEs synthetically create the exposure for the beneficial interests they issue by entering into credit derivatives with the firm, rather than purchasing the underlying assets. In addition, the firm may enter into derivatives, such as total return swaps, with certain corporate debt and other asset-backed VIEs, under which the firm pays the VIE a return due to the beneficial interest holders and receives the return on the collateral owned by the VIE. The collateral owned by these VIEs is primarily other asset-backed loans and securities. The firm generally can be removed as the total return swap counterparty and enters into derivatives with other counterparties to mitigate its risk related to these swaps. The firm may sell assets to the corporate debt and other asset-backed VIEs it structures.

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

Investments in Funds. The firm makes equity investments in certain investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December

$ in millions	2018	2017
Total nonconsolidated VIEs
Assets in VIEs	$118,186	$97,962
Carrying value of variable interests — assets	9,543	8,425
Carrying value of variable interests — liabilities	478	214
Maximum exposure to loss:
Retained interests	3,280	2,115
Purchased interests	983	1,172
Commitments and guarantees	2,745	3,462
Derivatives	8,975	8,644
Loans and investments	4,728	4,216
Total maximum exposure to loss	$ 20,711	$19,609

150	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss.

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

•

The maximum exposure to loss from commitments and guarantees, and derivatives is the notional amount, which does not represent anticipated losses and has not been reduced by unrealized losses. As a result, the maximum exposure to loss exceeds liabilities recorded for commitments and guarantees, and derivatives.

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of December

$ in millions	2018	2017
Mortgage-backed
Assets in VIEs	$73,262	$55,153
Carrying value of variable interests — assets	4,090	3,128
Maximum exposure to loss:
Retained interests	3,147	2,059
Purchased interests	941	1,067
Commitments and guarantees	35	11
Derivatives	77	99
Total maximum exposure to loss	$ 4,200	$ 3,236
Real estate, credit- and power-related and other investing
Assets in VIEs	$18,851	$15,539
Carrying value of variable interests — assets	3,601	3,289
Carrying value of variable interests — liabilities	20	2
Maximum exposure to loss:
Commitments and guarantees	1,543	1,617
Derivatives	113	238
Loans and investments	3,572	3,051
Total maximum exposure to loss	$ 5,228	$ 4,906
Corporate debt and other asset-backed
Assets in VIEs	$15,842	$16,251
Carrying value of variable interests — assets	1,563	1,660
Carrying value of variable interests — liabilities	458	212
Maximum exposure to loss:
Retained interests	133	56
Purchased interests	42	105
Commitments and guarantees	1,113	1,779
Derivatives	8,782	8,303
Loans and investments	867	817
Total maximum exposure to loss	$10,937	$11,060
Investments in funds
Assets in VIEs	$10,231	$11,019
Carrying value of variable interests — assets	289	348
Maximum exposure to loss:
Commitments and guarantees	54	55
Derivatives	3	4
Loans and investments	289	348
Total maximum exposure to loss	$ 346	$ 407

As of both December 2018 and December 2017, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned.

•

Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities.

•	Corporate debt and other asset-backed: Assets were primarily included in loans receivable and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of December

$ in millions	2018	2017
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 84	$ 275
Customer and other receivables	2	2
Loans receivable	319	427
Financial instruments owned	2,034	1,194
Other assets	1,261	1,273
Total	$3,700	$3,171
Liabilities
Other secured financings	$1,204	$1,023
Financial instruments sold, but not yet purchased	20	15
Unsecured short-term borrowings	45	79
Unsecured long-term borrowings	207	225
Other liabilities	1,100	577
Total	$2,576	$1,919

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

•	Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs 2018 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of December

$ in millions	2018	2017
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 84	$ 275
Loans receivable	269	375
Financial instruments owned	1,815	896
Other assets	1,258	1,267
Total	$ 3,426	$ 2,813
Liabilities
Other secured financings	$ 596	$ 327
Financial instruments sold, but not yet purchased	20	15
Other liabilities	1,100	577
Total	$ 1,716	$ 919
Mortgage-backed and other asset-backed
Assets
Customer and other receivables	$ 2	$ 2
Loans receivable	50	52
Financial instruments owned	210	242
Other assets	3	6
Total	$ 265	$ 302
Liabilities
Other secured financings	$ 140	$ 207
Total	$ 140	$ 207
Principal-protected notes
Assets
Financial instruments owned	$ 9	$ 56
Total	$ 9	$ 56
Liabilities
Other secured financings	$ 468	$ 489
Unsecured short-term borrowings	45	79
Unsecured long-term borrowings	207	225
Total	$ 720	$ 793

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

The table below presents other assets by type.

	As of December

$ in millions	2018	2017
Property, leasehold improvements and equipment	$18,317	$15,094
Goodwill and identifiable intangible assets	4,082	4,038
Income tax-related assets	1,529	3,728
Miscellaneous receivables and other	6,712	5,486
Total	$30,640	$28,346

In the table above:

•

Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $9.08 billion as of December 2018 and $8.28 billion as of December 2017. Property, leasehold improvements and equipment included $5.57 billion as of December 2018 and $5.97 billion as of December 2017 that the firm uses in connection with its operations, and $896 million as of December 2018 and $982 million as of December 2017 of foreclosed real estate primarily related to PCI loans. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

•

The decrease in income tax-related assets from December 2017 to December 2018 reflected a decrease in net current tax receivables, as the net deferred tax liability related to the Tax Legislation repatriation tax became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

Miscellaneous receivables and other included debt securities accounted for as held-to-maturity of $1.29 billion as of December 2018 and $800 million as of December 2017. As of December 2018, these securities were primarily backed by residential real estate and had maturities of greater than ten years. As of December 2017 these securities were backed by residential real estate and had maturities of greater than ten years. Held-to-maturity securities are carried at amortized cost and the carrying value of these securities approximated fair value as of both December 2018 and December 2017. As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these securities been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of December 2018 and substantially all would have been classified in level 2 as of December 2017.

•	Miscellaneous receivables and other included investments in qualified affordable housing projects of $653 million as of December 2018 and $679 million as of December 2017.

152	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Miscellaneous receivables and other included assets classified as held for sale of $1.01 billion as of December 2018 related to the firm’s new European headquarters in London. During the third quarter of 2018, the firm entered into a sale and leaseback agreement, which closed in January 2019, to sell this property for $1.53 billion. The assets were classified as held for sale during the fourth quarter of 2018 when the construction of the property was substantially completed. Substantially all of the sale proceeds in excess of the carrying value of the property will be recognized over the life of the lease as a reduction to occupancy expense. In accordance with ASU No. 2016-02, the firm recorded a right-of-use asset upon the closing of the sale and lease back agreement in January 2019. See Note 3 for information about ASU No. 2016-02.

•

Miscellaneous receivables and other included other assets classified as held for sale of $365 million as of December 2018 and $634 million as of December 2017 related to the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment.

•	Miscellaneous receivables and other included equity-method investments of $357 million as of December 2018 and $275 million as of December 2017.

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of December

$ in millions	2018	2017
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,403	2,403
Securities services	105	105
Investing & Lending	91	2
Investment Management	609	605
Total	$3,758	$3,665

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

In the fourth quarter of 2018, the firm assessed goodwill for impairment for each of its reporting units by performing a qualitative assessment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the prior quantitative tests.

The firm considered the following factors in the qualitative assessment performed in the fourth quarter when evaluating whether it was more likely than not that the fair value of a reporting unit was less than its carrying value:

•

Performance Indicators. During 2018, the firm’s net revenues, diluted earnings per common share, return on average common shareholders’ equity (ROE) and book value per common share all increased compared with 2017. The firm’s operating expenses increased, reflecting investments in growth and higher client activity. Despite the increase in expenses, the efficiency ratio (total operating expenses divided by total net revenues) and pre-tax margin for 2018 remained stable compared with 2017 and there were no significant negative changes to the firm’s overall cost structure since the prior quantitative goodwill tests were performed.

•	Firm and Industry Events. There were no events, entity-specific or otherwise, that would have had a significant negative impact on the valuation of the firm’s reporting units.

•	Macroeconomic Indicators. Since the prior quantitative goodwill tests, the firm’s general operating environment improved amid stronger global economic growth.

Goldman Sachs 2018 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Fair Value Indicators. Since the prior quantitative goodwill tests, fair value indicators in the market improved as global equity prices generally increased and credit spreads generally tightened. For the firm and most publicly traded participants in its industry, stock prices increased since the prior tests. In addition, price-to-book multiples generally remained greater than 1.0x and price-to-earnings multiples, while generally lower, remained relatively solid.

As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.

Subsequent to the qualitative assessment, the firm’s stock price declined towards the end of the year. Due to the short period of time of this decline and continued favorable outlook for the firm’s performance, the firm determined that this was not a triggering event for further assessment.

Identifiable Intangible Assets. The table below presents identifiable intangible assets by segment and type.

	As of December

$ in millions	2018	2017
By Segment
Institutional Client Services:
FICC Client Execution	$ 10	$ 37
Equities client execution	37	88
Investing & Lending	178	140
Investment Management	99	108
Total	$ 324	$ 373
By Type
Customer lists
Gross carrying value	$ 1,117	$ 1,091
Accumulated amortization	(970)	(903)
Net carrying value	147	188
Acquired leases and other
Gross carrying value	636	584
Accumulated amortization	(459)	(399)
Net carrying value	177	185
Total gross carrying value	1,753	1,675
Total accumulated amortization	(1,429)	(1,302)
Total net carrying value	$ 324	$ 373

The firm acquired $137 million of intangible assets during 2018, primarily related to acquired leases, with a weighted average amortization period of four years. The firm acquired $113 million of intangible assets during 2017, primarily related to acquired leases, with a weighted average amortization period of five years.

Substantially all of the firm’s identifiable intangible assets are considered to have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present information about amortization of identifiable intangible assets.

	Year Ended December

$ in millions	2018	2017	2016
Amortization	$152	$150	$162

$ in millions	As of December 2018
Estimated future amortization
2019	$113
2020	$ 56
2021	$ 42
2022	$ 32
2023	$ 27

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

During 2018, 2017 and 2016, impairments were not material to the firm’s results of operations or financial condition.

Note 14.

Deposits

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2018
Private bank deposits	$52,028	$ 2,311	$ 54,339
Consumer deposits	27,987	7,641	35,628
Brokered certificates of deposit	–	35,876	35,876
Deposit sweep programs	15,903	–	15,903
Institutional deposits	1	16,510	16,511
Total	$95,919	$62,338	$158,257
As of December 2017
Private bank deposits	$50,579	$ 1,623	$ 52,202
Consumer deposits	13,787	3,330	17,117
Brokered certificates of deposit	–	35,704	35,704
Deposit sweep programs	16,019	–	16,019
Institutional deposits	1	17,561	17,562
Total	$80,386	$58,218	$138,604

154	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•

Time deposits included $21.06 billion as of December 2018 and $22.90 billion as of December 2017 of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.8 years as of December 2018 and 2.0 years as of December 2017.

•

Deposit sweep programs represent long-term contractual agreements with several U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of both December 2018 and December 2017, the firm had eight deposit sweep program contractual arrangements.

•	Deposits insured by the FDIC were $86.27 billion as of December 2018 and $75.02 billion as of December 2017.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $6.05 billion as of December 2018 and $227 million as of December 2017.

The table below presents deposits held in U.S. and non-U.S. offices.

	As of December

$ in millions	2018	2017
U.S. offices	$126,444	$111,002
Non-U.S. offices	31,813	27,602
Total	$158,257	$138,604

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2018

$ in millions	U.S.	Non-U.S.	Total
2019	$18,787	$ 15,138	$ 33,925
2020	7,328	941	8,269
2021	5,512	41	5,553
2022	5,142	83	5,225
2023	4,546	57	4,603
2024 - thereafter	3,901	862	4,763
Total	$45,216	$ 17,122	$ 62,338

As of December 2018, deposits in U.S. offices included $3.78 billion and non-U.S. offices included $17.12 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2018 and December 2017. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2018 and December 2017.

Note 15.

Short-Term Borrowings

The table below presents information about short-term borrowings.

	As of December

$ in millions	2018	2017
Other secured financings (short-term)	$ 9,555	$14,896
Unsecured short-term borrowings	40,502	46,922
Total	$50,057	$61,818

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2018 and December 2017.

Goldman Sachs 2018 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about unsecured short-term borrowings.

	As of December

$ in millions	2018	2017
Current portion of unsecured long-term borrowings	$27,476	$30,090
Hybrid financial instruments	10,908	12,973
Other unsecured short-term borrowings	2,118	3,859
Total unsecured short-term borrowings	$40,502	$46,922
Weighted average interest rate	2.51%	2.28%

In the table above:

•	The current portion of unsecured long-term borrowings included $20.91 billion as of December 2018 and $26.28 billion as of December 2017 issued by Group Inc.

•

The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Note 16.

Long-Term Borrowings

The table below presents information about long-term borrowings.

.	As of December

$ in millions	2018	2017
Other secured financings (long-term)	$ 11,878	$ 9,892
Unsecured long-term borrowings	224,149	217,687
Total	$236,027	$227,579

See Note 10 for information about other secured financings.

The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2018
Fixed-rate obligations:
Group Inc.	$ 97,354	$34,030	$131,384
Subsidiaries	2,581	2,624	5,205
Floating-rate obligations:
Group Inc.	30,565	21,157	51,722
Subsidiaries	23,756	12,082	35,838
Total	$154,256	$69,893	$224,149
As of December 2017
Fixed-rate obligations:
Group Inc.	$101,791	$35,116	$136,907
Subsidiaries	2,244	1,859	4,103
Floating-rate obligations:
Group Inc.	29,637	23,938	53,575
Subsidiaries	14,977	8,125	23,102
Total	$148,649	$69,038	$217,687

In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•

U.S. dollar-denominated debt had interest rates ranging from 2.00% to 10.04% (with a weighted average rate of 4.22%) as of December 2018 and 1.60% to 10.04% (with a weighted average rate of 4.24%) as of December 2017. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•

Non-U.S. dollar-denominated debt had interest rates ranging from 0.31% to 13.00% (with a weighted average rate of 2.43%) as of December 2018 and 0.31% to 13.00% (with a weighted average rate of 2.60%) as of December 2017. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

	As of December 2018

$ in millions	Group Inc.	Subsidiaries	Total
2020	$ 22,343	$ 7,028	$ 29,371
2021	20,128	2,836	22,964
2022	21,191	2,268	23,459
2023	21,566	6,306	27,872
2024 - thereafter	97,878	22,605	120,483
Total	$183,106	$41,043	$224,149

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

•

Unsecured long-term borrowings included $4.24 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $94 million in 2020, $259 million in 2021, $(69) million in 2022, $(36) million in 2023, and $3.99 billion in 2024 and thereafter.

156	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2018, the firm repurchased unsecured short-term and long-term borrowings with a principal amount of $4.10 billion (carrying value of $4.53 billion) for $4.37 billion and recognized a net gain of $160 million, of which $112 million was included in the Institutional Client Services segment and $48 million was included in the Investing & Lending segment.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2018
Fixed-rate obligations:
At fair value	$ –	$ 28	$ 28
At amortized cost	71,221	3,331	74,552
Floating-rate obligations:
At fair value	16,387	30,169	46,556
At amortized cost	95,498	7,515	103,013
Total	$183,106	$41,043	$224,149
As of December 2017
Fixed-rate obligations:
At fair value	$ –	$ 147	$ 147
At amortized cost	86,951	3,852	90,803
Floating-rate obligations:
At fair value	18,207	20,284	38,491
At amortized cost	85,324	2,922	88,246
Total	$190,482	$27,205	$217,687

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 3.21% (3.79% related to fixed-rate obligations and 2.79% related to floating-rate obligations) as of December 2018 and 2.86% (3.67% related to fixed-rate obligations and 2.02% related to floating-rate obligations) as of December 2017. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of December 2018 and December 2017, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2018 and December 2017.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of December 2018 and 2020 to 2045 as of December 2017. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2018
Subordinated debt	$14,023	$15,703	4.09%
Junior subordinated debt	1,140	1,425	3.19%
Total	$15,163	$17,128	4.02%
As of December 2017
Subordinated debt	$14,117	$16,235	3.31%
Junior subordinated debt	1,168	1,539	2.37%
Total	$15,285	$17,774	3.24%

In the table above:

•

The par amount of subordinated debt issued by Group Inc. was $14.02 billion as of December 2018 and $13.96 billion as of December 2017, and the carrying value of subordinated debt issued by Group Inc. was $15.70 billion as of December 2018 and $16.08 billion as of December 2017.

•

The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt

In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. and used the proceeds from the issuances to purchase the junior subordinated debt from Group Inc. As of December 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively. During 2018, the firm purchased $27.8 million (par amount) of Trust Preferred Securities and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in exchange for a corresponding par amount of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. As of December 2017, the outstanding par amount of junior subordinated debt held by the Trust was $1.17 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.13 billion and $35.1 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

Goldman Sachs 2018 Form 10-K	157

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

Note 17.

Other Liabilities

The table below presents other liabilities by type.

	As of December

$ in millions	2018	2017
Compensation and benefits	$ 6,834	$ 6,710
Income tax-related liabilities	2,864	4,051
Noncontrolling interests	1,568	553
Employee interests in consolidated funds	122	156
Accrued expenses and other	6,219	5,452
Total	$17,607	$16,922

In the table above:

•

The decrease in income tax-related liabilities from December 2017 to December 2018 reflected a decrease in the net deferred tax liability related to the Tax Legislation repatriation tax, which became current and was netted against current tax receivables. See Note 24 for further information about Tax Legislation.

•

The increase in noncontrolling interests from December 2017 to December 2018 primarily reflected a noncontrolling interest in a consolidated special purpose acquisition company, which completed its initial public offering during the second quarter of 2018.

•

Beginning in January 2018, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of December 2018, the firm’s contract liabilities were not material.

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents commitments by type.

	As of December

$ in millions	2018	2017
Commercial lending:
Investment-grade	$ 81,729	$ 93,115
Non-investment-grade	51,793	45,291
Warehouse financing	4,060	5,340
Total lending commitments	137,582	143,746
Contingent and forward starting collateralized agreements	54,480	41,756
Forward starting collateralized financings	15,429	16,902
Letters of credit	445	437
Investment commitments	7,595	6,840
Other	4,892	6,310
Total commitments	$220,423	$215,991

The table below presents commitments by expiration.

	As of December 2018

$ in millions	2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Commercial lending:
Investment-grade	$13,101	$27,859	$39,409	$ 1,360
Non-investment-grade	4,884	11,851	26,803	8,255
Warehouse financing	699	2,143	589	629
Total lending commitments	18,684	41,853	66,801	10,244
Contingent and forward starting collateralized agreements	54,477	–	3	–
Forward starting collateralized financings	15,429	–	–	–
Letters of credit	401	1	3	40
Investment commitments	3,587	819	1,203	1,986
Other	4,815	77	–	–
Total commitments	$97,393	$42,750	$68,010	$12,270

158	Goldman Sachs 2018 Form 10-K

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

The table below presents information about lending commitments.

	As of December

$ in millions	2018	2017
Held for investment	$120,997	$124,504
Held for sale	8,602	9,838
At fair value	7,983	9,404
Total	$137,582	$143,746

In the table above:

•	Held for investment lending commitments are accounted for on an accrual basis. See Note 9 for further information about such commitments.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded, net of any fees in other principal transactions.

•	Substantially all lending commitments relates to the firm’s Investing & Lending segment.

Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments included $93.99 billion as of December 2018 and $85.98 billion as of December 2017, related to relationship lending activities (principally used for operating and general corporate purposes) and $27.92 billion as of December 2018 and $42.41 billion as of December 2017, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $15.52 billion as of December 2018 and $25.70 billion as of December 2017. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.0 billion, of which $550 million of protection had been provided as of both December 2018 and December 2017. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

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

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.42 billion as of December 2018 and $2.09 billion as of December 2017, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Goldman Sachs 2018 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Leases

The firm has contractual obligations under long-term noncancelable lease agreements for office space expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

The table below presents future minimum rental payments, net of minimum sublease rentals.

$ in millions	As of December 2018
2019	$ 281
2020	271
2021	218
2022	177
2023	142
2024 - thereafter	1,310
Total	$2,399

Rent charged to operating expense was $292 million for 2018, $273 million for 2017 and $244 million for 2016.

The amounts in the table above do not include lease payments arising from the sale and leaseback of the firm’s new European headquarters as this agreement closed in January 2019. See Note 13 for further information about the sale and leaseback agreement.

Operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in occupancy expenses. The firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value on termination. Total occupancy expenses for space held in excess of the firm’s current requirements and exit costs related to its office space were not material for both 2018 and 2017, and were approximately $68 million for 2016.

Contingencies

Legal Proceedings. See Note 27 for information about legal proceedings, including certain mortgage-related matters, and agreements the firm has entered into to toll the statute of limitations.

Certain Mortgage-Related Contingencies. During the period 2005 through 2008 in connection with both sales and securitizations of loans, the firm provided loan-level representations and/or assigned the loan-level representations from the party from whom the firm purchased the loans.

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

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of December 2018, approximately $1.20 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of December 2018
Carrying Value of Net Liability	$ 4,105	$ –	$ 38
Maximum Payout/Notional Amount by Period of Expiration
2019	$101,169	$27,869	$1,379
2020 - 2021	77,955	–	2,252
2022 - 2023	17,813	–	2,021
2024 - thereafter	67,613	–	241
Total	$264,550	$27,869	$5,893
As of December 2017
Carrying Value of Net Liability	$ 3,843	$ –	$ 37
Maximum Payout/Notional Amount by Period of Expiration
2018	$113,766	$37,959	$ 723
2019 - 2020	59,314	–	1,515
2021 - 2022	24,712	–	1,209
2023 - thereafter	45,343	–	137
Total	$243,135	$37,959	$3,584

160	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•

The carrying value for derivatives included derivative assets of $1.48 billion as of December 2018 and $1.33 billion as of December 2017, and derivative liabilities of $5.59 billion as of December 2018 and $5.17 billion as of December 2017.

Derivative Guarantees. The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore the amounts in the table above do not reflect the firm’s overall risk related to derivative activities. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the table above. In addition, during 2018, the firm concluded that these conditions have also been met for hedge fund counterparties and, therefore, has not included contracts with these counterparties in the table above. Prior periods have been conformed to the current presentation. See Note 7 for information about credit derivatives that meet the definition of a guarantee, which are not included in the table above.

Derivatives are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the table above exclude the effect of counterparty and cash collateral netting.

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $28.75 billion as of December 2018 and $39.03 billion as of December 2017. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs 2018 Form 10-K	161

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both December 2018 and December 2017.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both December 2018 and December 2017.

Guarantees of Subsidiaries. Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.) and GS Bank USA, subject to certain exceptions.

Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. Group Inc. is unable to develop an estimate of the maximum payout under its subsidiary guarantees; however, because these obligations are also obligations of consolidated subsidiaries, Group Inc.’s liabilities as guarantor are not separately disclosed.

Note 19.

Shareholders’ Equity

Common Equity

As of both December 2018 and December 2017, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.

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

162	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the amount of common stock repurchased under the share repurchase program.

	Year Ended December

in millions, except per share amounts	2018	2017	2016
Common share repurchases	13.9	29.0	36.6
Average cost per share	$236.22	$231.87	$165.88
Total cost of common share repurchases	$ 3,294	$ 6,721	$ 6,069

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, 1,120 shares in 2018, 12,165 shares in 2017, and 49,374 shares in 2016 were remitted with a total value of $0.3 million in 2018, $3 million in 2017 and $7 million in 2016, and the firm cancelled 5.0 million share-based awards in 2018, 12.7 million in 2017 and 11.6 million in 2016 with a total value of $1.24 billion in 2018, $3.03 billion in 2017 and $2.03 billion in 2016.

The table below presents common stock dividends declared.

	Year Ended December

	2018	2017	2016
Dividends declared per common share	$ 3.15	$ 2.90	$ 2.60

On January 15, 2019, the Board of Directors of Group Inc. (Board) declared a dividend of $0.80 per common share to be paid on March 28, 2019 to common shareholders of record on February 28, 2019.

Preferred Equity

The tables below present information about the perpetual preferred stock issued and outstanding as of December 2018.

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

In 2018, the firm redeemed 26,000 shares of its outstanding Series B 6.20% Non-Cumulative Preferred Stock (Series B Preferred Stock) with a redemption value of $650 million ($25,000 per share). The difference between the redemption value of the Series B Preferred Stock and the net carrying value at the time of redemption was $15 million, which was recorded as an addition to preferred stock dividends in 2018.

Goldman Sachs 2018 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 2017, the firm redeemed the 34,000 shares of Series I 5.95% Non-Cumulative Preferred Stock (Series I Preferred Stock) for the stated redemption price of $850 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value of the Series I Preferred Stock and the net carrying value at the time of redemption was $14 million, which was recorded as an addition to preferred stock dividends in 2017.

In 2016, the firm delivered a par amount of $1.32 billion (fair value of $1.04 billion) of APEX to the APEX Trusts in exchange for 9,833 shares of Series E Preferred Stock and 3,385 shares of Series F Preferred Stock for a total redemption value of $1.32 billion (net carrying value of $1.31 billion). Following the exchange, these shares of Series E and Series F Preferred Stock were cancelled. The difference between the fair value of the APEX and the net carrying value of the preferred stock at the time of cancellation was $266 million, which was recorded as a reduction to preferred stock dividends in 2016.

The table below presents the dividend rates of perpetual preferred stock as of December 2018.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
B	6.20%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The table below presents preferred stock dividends declared.

	Year Ended December

	2018		2017		2016

Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$ 958.33	$ 29	$ 950.51	$ 29	$ 953.12	$ 29
B	$1,550.00	19	$1,550.00	50	$1,550.00	50
C	$1,022.23	8	$1,013.90	8	$1,016.68	8
D	$1,022.23	55	$1,013.90	55	$1,016.68	55
E	$4,077.78	31	$4,055.55	31	$4,066.66	50
F	$4,077.78	7	$4,055.55	6	$4,066.66	13
I	$ –	–	$1,487.52	51	$1,487.52	51
J	$1,375.00	55	$1,375.00	55	$1,375.00	55
K	$1,593.76	45	$1,593.76	45	$1,593.76	45
L	$1,425.00	74	$1,425.00	74	$1,425.00	74
M	$1,343.76	107	$1,343.76	107	$1,343.76	107
N	$1,575.00	43	$1,575.00	42	$1,124.38	30
O	$1,325.00	34	$1,325.00	34	$ 379.10	10
P	$1,281.25	77	$ –	–	$ –	–
Total		$584		$587		$577

In the table above, the total preferred dividend amounts for Series E and Series F Preferred Stock for 2016 include prorated dividends of $866.67 per share related to 4,861 shares of Series E Preferred Stock and 1,639 shares of Series F Preferred Stock, which were cancelled during 2016.

On January 7, 2019, Group Inc. declared dividends of $234.38 per share of Series A Preferred Stock, $387.50 per share of Series B Preferred Stock, $250.00 per share of Series C Preferred Stock, $250.00 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock and $393.75 per share of Series N Preferred Stock to be paid on February 11, 2019 to preferred shareholders of record on January 27, 2019. In addition, the firm declared dividends of $977.78 per each share of Series E Preferred Stock and Series F Preferred Stock, to be paid on March 1, 2019 to preferred shareholders of record on February 14, 2019.

Accumulated Other Comprehensive Income/(Loss)

The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2018
Currency translation	$ (625)	$ 4	$ (621)
Debt valuation adjustment	(1,046)	2,553	1,507
Pension and postretirement liabilities	(200)	119	(81)
Available-for-sale securities	(9)	(103)	(112)
Total	$(1,880)	$2,573	$ 693
Year Ended December 2017
Currency translation	$ (647)	$ 22	$ (625)
Debt valuation adjustment	(239)	(807)	(1,046)
Pension and postretirement liabilities	(330)	130	(200)
Available-for-sale securities	–	(9)	(9)
Total	$ (1,216)	$ (664)	$(1,880)
Year Ended December 2016
Currency translation	$ (587)	$ (60)	$ (647)
Debt valuation adjustment	305	(544)	(239)
Pension and postretirement liabilities	(131)	(199)	(330)
Total	$ (413)	$ (803)	$(1,216)

164	Goldman Sachs 2018 Form 10-K

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

The Capital Framework includes risk-based capital buffers which began to phase in ratably on January 1, 2016, and became fully effective on January 1, 2019. The risk-based capital buffers include the capital conservation buffer, G-SIB buffer and countercyclical capital buffer, if any, all of which must consist entirely of capital that qualifies as Common Equity Tier 1 (CET1). The G-SIB buffer is an extension of the capital conservation buffer, is updated annually based on financial data from the prior year and is generally applicable for the following year. The countercyclical capital buffer is also an extension of the capital conservation buffer and is intended to counteract systemic vulnerabilities. The Capital Framework also requires deductions from regulatory capital that phased in ratably per year from 2014 to 2018. In addition, junior subordinated debt issued to trusts will be fully phased out of regulatory capital by 2022.

The firm calculates its CET1, Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Capital Framework (together, the Basel III Advanced Rules). The lower of each risk-based capital ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its minimum risk-based ratio requirements is assessed. Under the Capital Framework, the firm is also subject to Tier 1 leverage requirements established by the FRB. The Capital Framework also introduced a supplementary leverage ratio (SLR) which became effective on January 1, 2018.

Consolidated Regulatory Risk-Based Capital and Leverage Ratios

The table below presents the minimum risk-based capital and leverage ratios.

	As of December

	2018	2017
Risk-based capital ratios
CET1 ratio	8.3%	7.0%
Tier 1 capital ratio	9.8%	8.5%
Total capital ratio	11.8%	10.5%
Leverage ratios
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	N/A

The table below presents information about the risk-based capital ratios.

$ in millions	Standardized	Basel III Advanced
As of December 2018
CET1	$ 73,116	$ 73,116
Tier 1 capital	$ 83,702	$ 83,702
Tier 2 capital	$ 14,926	$ 13,743
Total capital	$ 98,628	$ 97,445
RWAs	$547,910	$558,111
CET1 ratio	13.3%	13.1%
Tier 1 capital ratio	15.3%	15.0%
Total capital ratio	18.0%	17.5%
As of December 2017
CET1	$ 67,110	$ 67,110
Tier 1 capital	$ 78,331	$ 78,331
Tier 2 capital	$ 14,977	$ 13,899
Total capital	$ 93,308	$ 92,230
RWAs	$555,611	$617,646
CET1 ratio	12.1%	10.9%
Tier 1 capital ratio	14.1%	12.7%
Total capital ratio	16.8%	14.9%

Goldman Sachs 2018 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents information about the leverage ratios.

	For the Three Months Ended or as of December

$ in millions	2018	2017
Tier 1 capital	$ 83,702	$ 78,331
Average total assets	945,961	937,424
Deductions from Tier 1 capital	(4,754)	(4,508)
Average adjusted total assets	941,207	932,916
Off-balance-sheet exposures	401,699	408,164
Total leverage exposure	$1,342,906	$1,341,080
Tier 1 leverage ratio	8.9%	8.4%
SLR	6.2%	5.8%

In the tables above:

•

Each of the risk-based capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both December 2018 and December 2017.

•

Effective January 2018, the firm became subject to CET1 ratios calculated on a fully phased-in basis. As of December 2017, the firm’s CET1 ratios calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules on a fully phased-in basis were 0.2 percentage points lower than on a transitional basis.

•

Beginning in the fourth quarter of 2018, the firm’s default experience was incorporated into the determination of probability of default for the calculation of Basel III Advanced RWAs. The impact of this change was an increase in the firm’s Basel III Advanced CET1 ratio of approximately 0.8 percentage points.

•

The minimum risk-based capital ratios as of December 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5%, (ii) the 75% phase-in of the G-SIB buffer of 2.5%, and (iii) the countercyclical capital buffer, which the FRB has set to zero.

•

The minimum risk-based capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5%, (ii) the 50% phase-in of the G-SIB buffer of 2.5%, and (iii) the countercyclical capital buffer, which the FRB has set to zero.

•	The minimum SLR as of December 2018 reflects the 2% buffer applicable to G-SIBs.

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.
•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

Risk-based Capital. The table below presents information about risk-based capital.

	As of December

$ in millions	2018	2017
Common shareholders’ equity	$78,982	$70,390
Deduction for goodwill	(3,097)	(3,011)
Deduction for identifiable intangible assets	(297)	(258)
Other adjustments	(2,472)	(11)
CET1	73,116	67,110
Preferred stock	11,203	11,853
Deduction for investments in covered funds	(615)	(590)
Other adjustments	(2)	(42)
Tier 1 capital	$83,702	$78,331
Standardized Tier 2 and Total capital
Tier 1 capital	$83,702	$78,331
Qualifying subordinated debt	13,147	13,360
Junior subordinated debt	442	567
Allowance for credit losses	1,353	1,078
Other adjustments	(16)	(28)
Standardized Tier 2 capital	14,926	14,977
Standardized Total capital	$98,628	$93,308
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$83,702	$78,331
Standardized Tier 2 capital	14,926	14,977
Allowance for credit losses	(1,353)	(1,078)
Other adjustments	170	–
Basel III Advanced Tier 2 capital	13,743	13,899
Basel III Advanced Total capital	$97,445	$92,230

In the table above:

•	Deduction for goodwill was net of deferred tax liabilities of $661 million as of December 2018 and $654 million as of December 2017.

•

Deduction for identifiable intangible assets was net of deferred tax liabilities of $27 million as of December 2018 and $40 million as of December 2017. The deduction for identifiable intangible assets was fully phased into CET1 in January 2018. As of December 2017, CET1 reflects 80% of the identifiable intangible assets deduction and the remaining 20% was risk weighted.

•

Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 6 for further information about the Volcker Rule.

166	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•

Other adjustments within CET1 and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, pension and postretirement liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. The deduction for such items was fully phased into CET1 in January 2018. As of December 2017, CET1 reflects 80% of such deduction. Substantially all of the balance that was not deducted from CET1 as of December 2017 was deducted from Tier 1 capital within other adjustments. Other adjustments within Basel III Advanced Tier 2 capital include eligible credit reserves.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

•

Junior subordinated debt represents debt issued to Trust. As of December 2018, 40% of this debt was included in Tier 2 capital and 60% was fully phased out of regulatory capital. As of December 2017, 50% of this debt was included in Tier 2 capital and 50% was fully phased out of regulatory capital. Junior subordinated debt is reduced by the amount of trust preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt and trust preferred securities purchased by the firm.

The tables below present changes in CET1, Tier 1 capital and Tier 2 capital.

	Year Ended December 2018

$ in millions	Standardized	Basel III Advanced
CET1
Beginning balance	$67,110	$67,110
Change in:
Common shareholders’ equity	8,592	8,592
Transitional provisions	(117)	(117)
Deduction for goodwill	(86)	(86)
Deduction for identifiable intangible assets	26	26
Other adjustments	(2,409)	(2,409)
Ending balance	$73,116	$73,116
Tier 1 capital
Beginning balance	$78,331	$78,331
Change in:
CET1	6,006	6,006
Transitional provisions	13	13
Deduction for investments in covered funds	(25)	(25)
Preferred stock	(650)	(650)
Other adjustments	27	27
Ending balance	83,702	83,702
Tier 2 capital
Beginning balance	14,977	13,899
Change in:
Qualifying subordinated debt	(213)	(213)
Junior subordinated debt	(125)	(125)
Allowance for credit losses	275	–
Other adjustments	12	182
Ending balance	14,926	13,743
Total capital	$98,628	$97,445

	Year Ended December 2017

$ in millions	Standardized	Basel III Advanced
CET1
Beginning balance	$72,046	$72,046
Change in:
Common shareholders’ equity	(5,300)	(5,300)
Transitional provisions	(426)	(426)
Deduction for goodwill	(348)	(348)
Deduction for identifiable intangible assets	24	24
Deduction for investments in financial institutions	586	586
Other adjustments	528	528
Ending balance	$67,110	$67,110
Tier 1 capital
Beginning balance	$82,440	$82,440
Change in:
CET1	(4,936)	(4,936)
Transitional provisions	152	152
Deduction for investments in covered funds	(145)	(145)
Preferred stock	650	650
Other adjustments	170	170
Ending balance	78,331	78,331
Tier 2 capital
Beginning balance	16,074	15,352
Change in:
Qualifying subordinated debt	(1,206)	(1,206)
Junior subordinated debt	(225)	(225)
Allowance for credit losses	356	–
Other adjustments	(22)	(22)
Ending balance	14,977	13,899
Total capital	$93,308	$92,230

In the tables above, the change in transitional provisions represents the increased phase-in of certain deductions and adjustments from 80% to 100% (effective January 1, 2018) for 2018 and from 60% to 80% (effective January 1, 2017) for 2017.

Goldman Sachs 2018 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Risk-Weighted Assets. RWAs are calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules.

Credit Risk

Credit RWAs are calculated based upon measures of exposure, which are then risk weighted under the Standardized Capital Rules and Basel III Advanced Rules:

•

The Standardized Capital Rules apply prescribed risk-weights, which depend largely on the type of counterparty. The exposure measure for derivatives and securities financing transactions are based on specific formulas which take certain factors into consideration.

•

Under the Basel III Advanced Rules, the firm computes risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. The exposure measures for derivatives and securities financing transactions are computed utilizing internal models.

•	For both Standardized and Basel III Advanced credit RWAs, the risk-weights for securitizations and equities are based on specific required formulaic approaches.

Market Risk

RWAs for market risk in accordance with the Standardized Capital Rules and the Basel III Advanced Rules are generally consistent. Market RWAs are calculated based on measures of exposure which include Value-at-Risk (VaR), stressed VaR, incremental risk and comprehensive risk based on internal models, and a standardized measurement method for specific risk.

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

As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR. The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during 2018 and did not exceed its 99% one-day regulatory VaR during 2017. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Operational Risk

Operational RWAs are only required to be included under the Basel III Advanced Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.

The tables below present information about RWAs.

	Standardized Capital Rules as of December

$ in millions	2018	2017
Credit RWAs
Derivatives	$122,511	$126,076
Commitments, guarantees and loans	160,305	145,104
Securities financing transactions	66,363	77,962
Equity investments	53,563	48,155
Other	70,596	70,933
Total Credit RWAs	473,338	468,230
Market RWAs
Regulatory VaR	7,782	7,532
Stressed VaR	27,952	32,753
Incremental risk	10,469	8,441
Comprehensive risk	2,770	2,397
Specific risk	25,599	36,258
Total Market RWAs	74,572	87,381
Total RWAs	$547,910	$555,611

168	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Basel III Advanced Rules as of December

$ in millions	2018	2017
Credit RWAs
Derivatives	$ 82,301	$102,986
Commitments, guarantees and loans	143,356	163,375
Securities financing transactions	18,259	19,362
Equity investments	55,154	51,626
Other	69,681	75,968
Total Credit RWAs	368,751	413,317
Market RWAs
Regulatory VaR	7,782	7,532
Stressed VaR	27,952	32,753
Incremental risk	10,469	8,441
Comprehensive risk	2,770	1,870
Specific risk	25,599	36,258
Total Market RWAs	74,572	86,854
Total Operational RWAs	114,788	117,475
Total RWAs	$558,111	$617,646

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

The tables below present changes in RWAs.

	Year Ended December 2018

$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	(3,565)	(20,685)
Commitments, guarantees and loans	15,201	(20,019)
Securities financing transactions	(11,599)	(1,103)
Equity investments	(2,241)	(4,580)
Other	(454)	(6,411)
Change in Credit RWAs	5,108	(44,566)
Market RWAs
Change in:
Regulatory VaR	250	250
Stressed VaR	(4,801)	(4,801)
Incremental risk	2,028	2,028
Comprehensive risk	373	900
Specific risk	(10,659)	(10,659)
Change in Market RWAs	(12,809)	(12,282)
Operational RWAs
Change in operational risk	–	(2,687)
Change in Operational RWAs	–	(2,687)
Ending balance	$547,910	$558,111

	Year Ended December 2017

$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$496,676	$549,650
Credit RWAs
Change in:
Transitional provisions	(233)	(233)
Derivatives	1,790	(2,110)
Commitments, guarantees and loans	29,360	40,583
Securities financing transactions	6,643	4,689
Equity investments	6,889	7,693
Other	12,368	12,608
Change in Credit RWAs	56,817	63,230
Market RWAs
Change in:
Regulatory VaR	(2,218)	(2,218)
Stressed VaR	10,278	10,278
Incremental risk	566	566
Comprehensive risk	(2,941)	(2,680)
Specific risk	(3,567)	(3,567)
Change in Market RWAs	2,118	2,379
Operational RWAs
Change in operational risk	–	2,387
Change in Operational RWAs	–	2,387
Ending balance	$555,611	$617,646

RWAs Rollforward Commentary

Year Ended December 2018. Standardized Credit RWAs as of December 2018 increased by $5.11 billion compared with December 2017, primarily reflecting an increase in commitments, guarantees and loans, principally due to an increase in lending activity. This increase was partially offset by a decrease in securities financing transactions, principally due to reduced exposures. Standardized Market RWAs as of December 2018 decreased by $12.81 billion compared with December 2017, primarily reflecting a decrease in specific risk on positions for which the firm obtained increased transparency into the underliers and as a result utilized a modeled approach to calculate RWAs.

Basel III Advanced Credit RWAs as of December 2018 decreased by $44.57 billion compared with December 2017. Beginning in the fourth quarter of 2018, the firm’s default experience was incorporated into the determination of probability of default, which resulted in a decrease in Credit RWAs, primarily in commitments, guarantees and loans and derivatives. Basel III Advanced Market RWAs as of December 2018 decreased by $12.28 billion compared with December 2017, primarily reflecting a decrease in specific risk on positions for which the firm obtained increased transparency into the underliers and as a result utilized a modeled approach to calculate RWAs.

Goldman Sachs 2018 Form 10-K	169

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

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services and the Bureau of Consumer Financial Protection, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to BHCs. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its capital ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Capital Framework.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must meet higher minimum requirements than the minimum ratios in the table below. In order to be considered a “well-capitalized” depository institution, GS Bank USA must meet the SLR requirement of 6.0% or greater, which became effective on January 1, 2018.

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

The table below presents GS Bank USA’s minimum risk-based capital and leverage ratios and “well-capitalized” minimum ratios.

	Minimum Ratio as of December		“Well-capitalized” Minimum Ratio
	2018	2017
Risk-based capital ratios
CET1 ratio	6.4%	5.8%	6.5%
Tier 1 capital ratio	7.9%	7.3%	8.0%
Total capital ratio	9.9%	9.3%	10.0%
Leverage ratios
Tier 1 leverage ratio	4.0%	4.0%	5.0%
SLR	3.0%	N/A	6.0%

The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Basel III Advanced
As of December 2018
CET1	$ 27,467	$ 27,467
Tier 1 capital	$ 27,467	$ 27,467
Tier 2 capital	$ 5,069	$ 4,446
Total capital	$ 32,536	$ 31,913
RWAs	$248,356	$149,019
CET1 ratio	11.1%	18.4%
Tier 1 capital ratio	11.1%	18.4%
Total capital ratio	13.1%	21.4%
As of December 2017
CET1	$ 25,343	$ 25,343
Tier 1 capital	$ 25,343	$ 25,343
Tier 2 capital	$ 2,547	$ 2,000
Total capital	$ 27,890	$ 27,343
RWAs	$229,775	$164,602
CET1 ratio	11.0%	15.4%
Tier 1 capital ratio	11.0%	15.4%
Total capital ratio	12.1%	16.6%

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of December

$ in millions	2018	2017
Tier 1 capital	$ 27,467	$ 25,343
Average adjusted total assets	$188,606	$168,842
Total leverage exposure	$368,062	$345,734
Tier 1 leverage ratio	14.6%	15.0%
SLR	7.5%	7.3%

170	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the tables above:

•

Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both December 2018 and December 2017.

•	The minimum risk-based capital ratios as of December 2018 reflect (i) the 75% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent.

•	The minimum risk-based capital ratios as of December 2017 reflect (i) the 50% phase-in of the capital conservation buffer of 2.5% and (ii) the countercyclical capital buffer of zero percent.

•

Beginning in the fourth quarter of 2018, the firm’s default experience was incorporated into the determination of probability of default for the calculation of Basel III Advanced RWAs. The impact of this change was an increase in GS Bank USA’s Basel III Advanced CET1 ratio of approximately 1.6 percentage points.

•	The Standardized CET1 ratio and Tier 1 capital ratio both remained essentially unchanged from December 2017 to December 2018.

•	The Standardized Total capital ratio increased from December 2017 to December 2018 primarily due to an increase in Total capital, principally due to the issuance of subordinated debt.

•

The Basel III Advanced CET1 ratio, Tier 1 capital ratio and Total capital ratio increased from December 2017 to December 2018. Beginning in the fourth quarter of 2018, the firm’s default experience was incorporated into the determination of probability of default, which resulted in a decrease in Credit RWAs, primarily in commitments, guarantees and loans and derivatives.

•	Tier 1 capital and deductions from Tier 1 capital are calculated on a transitional basis as of December 2017.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to minimum capital requirements. As of both December 2018 and December 2017, GSIB was in compliance with all regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $29.20 billion as of December 2018 and $50.86 billion as of December 2017, which exceeded required reserve amounts by $29.03 billion as of December 2018 and $50.74 billion as of December 2017.

Restrictions on Payments

Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval (e.g., dividends that may be paid by GS Bank USA are limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test) even if the relevant subsidiary would satisfy the equity capital requirements applicable to it after giving effect to the dividend. For example, the FRB, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.

Group Inc.’s equity investment in subsidiaries was $90.22 billion as of December 2018 and $93.88 billion as of December 2017, of which Group Inc. was required to maintain $52.92 billion as of December 2018 and $53.02 billion as of December 2017, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Group Inc.’s capital invested in certain non-U.S. subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs 2018 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21.

Earnings Per Common Share

Basic earnings per common share (EPS) is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding and restricted stock units (RSUs) for which no future service is required as a condition to the delivery of the underlying common stock (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for stock options and for RSUs for which future service is required as a condition to the delivery of the underlying common stock.

The table below presents information about basic and diluted EPS.

	Year Ended December

in millions, except per share amounts	2018	2017	2016
Net earnings applicable to common shareholders	$9,860	$3,685	$7,087
Weighted average basic shares	385.4	401.6	427.4
Effect of dilutive securities:
RSUs	3.9	5.3	4.7
Stock options	0.9	2.2	3.0
Dilutive securities	4.8	7.5	7.7
Weighted average basic shares and dilutive securities	390.2	409.1	435.1
Basic EPS	$25.53	$ 9.12	$16.53
Diluted EPS	$25.27	$ 9.01	$16.29

In the table above:

•

Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.05 for 2018, $0.06 for 2017 and $0.05 for 2016.

•	Diluted EPS does not include antidilutive securities (RSUs and common shares underlying stock options) of less than 0.1 million for 2018, 0.1 million for 2017 and 2.8 million for 2016.

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

	Year Ended December

$ in millions	2018	2017	2016
Fees earned from funds	$3,571	$2,932	$2,777

	As of December

$ in millions	2018	2017
Fees receivable from funds	$ 610	$ 637
Aggregate carrying value of interests in funds	$4,994	$4,993

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $51 million for 2018 and $98 million for 2017.

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

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $154 million as of both December 2018 and December 2017. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both December 2018 and December 2017, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

172	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.

The table below presents sources of interest income and interest expense.

	Year Ended December

$ in millions	2018	2017	2016
Interest income
Deposits with banks	$ 1,418	$ 819	$ 452
Collateralized agreements	3,852	1,661	691
Financial instruments owned	6,894	5,904	5,444
Loans receivable	4,148	2,678	1,843
Other interest	3,367	2,051	1,261
Total interest income	19,679	13,113	9,691
Interest expense
Deposits	2,606	1,380	878
Collateralized financings	2,051	863	442
Financial instruments sold, but not yet purchased	1,554	1,388	1,251
Secured and unsecured borrowings:
Short-term	695	698	446
Long-term	5,555	4,599	4,242
Other interest	3,451	1,253	(155)
Total interest expense	15,912	10,181	7,104
Net interest income	$ 3,767	$ 2,932	$2,587

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

Note 24.

Income Taxes

Tax Legislation

The provision for taxes for 2017 reflected an estimated impact of Tax Legislation of $4.40 billion. The $4.40 billion income tax expense included the repatriation tax on undistributed earnings of foreign subsidiaries, the effects of the implementation of a territorial tax system, and the remeasurement of U.S. deferred tax assets at lower enacted tax rates. During 2018, the firm finalized this estimate to reflect the impact of updated information, including subsequent guidance issued by the U.S. Internal Revenue Service (IRS), resulting in a $487 million income tax benefit.

Provision for Income Taxes

Income taxes are provided for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities. The firm reports interest expense related to income tax matters in provision for taxes and income tax penalties in other expenses.

The table below presents information about the provision for taxes.

	Year Ended December

$ in millions	2018	2017	2016
Current taxes
U.S. federal	$ 2,986	$ 320	$1,032
State and local	379	64	139
Non-U.S.	1,302	1,004	1,184
Total current tax expense	4,667	1,388	2,355
Deferred taxes
U.S. federal	(2,711)	5,083	399
State and local	58	157	51
Non-U.S.	8	218	101
Total deferred tax (benefit)/expense	(2,645)	5,458	551
Provision for taxes	$ 2,022	$6,846	$2,906

In the table above:

•	State and local current taxes in 2017 and 2016 includes the impact of settlements of state and local examinations.

•	U.S. federal current tax expense and U.S. federal deferred tax expense in 2018 and 2017 includes the impact of Tax Legislation.

Goldman Sachs 2018 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate.

	Year Ended December

	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local taxes, net of U.S. federal income tax effects	2.0	1.5	0.9
ASU No. 2016-09 Tax benefits on settlement of employee share-based awards	(2.2)	(6.4)	–
Non-U.S. operations	(0.7)	(6.3)	(6.7)
Tax credits	(1.4)	(2.1)	(2.0)
Tax-exempt income, including dividends	(0.6)	(0.2)	(0.3)
Tax Legislation	(3.9)	39.5	–
Non-deductible legal expenses	1.2	0.5	1.0
Other	0.8	–	0.3
Effective income tax rate	16.2%	61.5%	28.2%

In the table above:

•	Non-U.S. operations in 2018 includes the impact of the Base Erosion and Anti-Abuse Tax and Global Intangible Low Taxed Income (GILTI).

•	Non-U.S. operations in 2017 and 2016 includes the impact of permanently reinvested earnings and excludes the estimated impact of Tax Legislation.

•	State and local taxes in 2017 and 2016, net of U.S. federal income tax effects, includes the impact of settlements of state and local examinations.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses in various tax jurisdictions. Tax assets are included in other assets and tax liabilities are included in other liabilities.

The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December

$ in millions	2018	2017
Deferred tax assets
Compensation and benefits	$1,296	$1,233
ASC 740 asset related to unrecognized tax benefits	152	75
Non-U.S. operations	264	–
Net operating losses	688	428
Occupancy-related	71	67
Other comprehensive income-related	–	408
Tax credits carryforward	62	1,006
Other, net	434	113
Subtotal	2,967	3,330
Valuation allowance	(245)	(156)
Total deferred tax assets	$2,722	$3,174
Deferred tax liabilities
Depreciation and amortization	$ 996	$ 826
Tax Legislation — repatriation tax	–	3,114
Non-U.S. operations	–	180
Unrealized gains	1,290	742
Other comprehensive income-related	84	–
Total deferred tax liabilities	$2,370	$4,862

The firm has recorded deferred tax assets of $688 million as of December 2018 and $428 million as of December 2017, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $81 million as of December 2018 and $128 million as of December 2017, related to these net operating loss carryforwards.

As of December 2018, the U.S. federal net operating loss carryforward was $259 million, the state and local net operating loss carryforward was $1.35 billion, and the foreign net operating loss carryforward was $2.39 billion. If not utilized, the U.S. federal, state and local, and foreign net operating loss carryforwards will begin to expire in 2019. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2018, the firm has recorded deferred tax assets of $24 million in connection with foreign tax credit carryforwards and a valuation allowance of $24 million related to these foreign tax credit carryforwards. As of December 2018, the firm has recorded deferred tax assets of $38 million in connection with state and local tax credit carryforwards. If not utilized, the foreign tax credit carryforward will expire in 2028 and the state and local tax credit carryforward will begin to expire in 2020. As of December 2018, the firm did not have any general business credit carryforwards.

As of both December 2018 and December 2017, the firm had no U.S. capital loss carryforwards and no related net deferred income tax assets. As of December 2018, the firm had deferred tax assets of $77 million in connection with foreign capital loss carryforwards and a valuation allowance of $77 million related to these capital loss carryforwards. As of December 2017, there were no foreign capital loss carryforwards.

174	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The valuation allowance increased by $89 million during 2018 and increased by $41 million during 2017. The increases in both 2018 and 2017 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.

The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of December 2018, all U.S. taxes were accrued on these subsidiaries’ distributable earnings, substantially all of which resulted from the Tax Legislation repatriation tax and GILTI. As of December 2017, substantially all U.S. taxes were accrued on these subsidiaries’ earnings and profits as a result of the Tax Legislation repatriation tax.

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

The accrued liability for interest expense related to income tax matters and income tax penalties was $107 million as of December 2018 and $81 million as of December 2017. The firm recognized interest expense and income tax penalties of $18 million for 2018, $63 million for 2017 and $27 million for 2016. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2018 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.

The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December

$ in millions	2018	2017	2016
Beginning balance	$ 665	$ 852	$ 825
Increases based on tax positions related to the current year	197	94	113
Increases based on tax positions related to prior years	232	101	188
Decreases based on tax positions related to prior years	(39)	(128)	(88)
Decreases related to settlements	(3)	(255)	(186)
Exchange rate fluctuations	(1)	1	–
Ending balance	$1,051	$ 665	$ 852
Related deferred income tax asset	152	75	231
Net unrecognized tax benefit	$ 899	$ 590	$ 621

Regulatory Tax Examinations

The firm is subject to examination by the IRS and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2018
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2011

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2019. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The 2013 through 2017 tax years remain subject to post-filing review.

New York State and City examinations (excluding GS Bank USA) of 2011 through 2014 began in 2017. New York State and City examinations for GS Bank USA have been completed through 2014.

All years including and subsequent to the years in the table above remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Goldman Sachs 2018 Form 10-K	175

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

The table below presents net revenues, provision for credit losses, operating expenses and pre-tax earnings by segment.

	Year Ended December

$ in millions	2018	2017	2016
Investment Banking
Financial Advisory	$ 3,507	$ 3,188	$ 2,932
Equity underwriting	1,646	1,243	891
Debt underwriting	2,709	2,940	2,450
Total Underwriting	4,355	4,183	3,341
Total net revenues	7,862	7,371	6,273
Operating expenses	4,346	3,526	3,437
Pre-tax earnings	$ 3,516	$ 3,845	$ 2,836
Institutional Client Services
FICC Client Execution	$ 5,882	$ 5,299	$ 7,556
Equities client execution	2,835	2,046	2,194
Commissions and fees	3,055	2,920	3,078
Securities services	1,710	1,637	1,639
Total Equities	7,600	6,603	6,911
Total net revenues	13,482	11,902	14,467
Operating expenses	10,351	9,692	9,713
Pre-tax earnings	$ 3,131	$ 2,210	$ 4,754
Investing & Lending
Equity securities	$ 4,455	$ 4,578	$ 2,573
Debt securities and loans	3,795	2,660	1,689
Total net revenues	8,250	7,238	4,262
Provision for credit losses	674	657	182
Operating expenses	3,365	2,796	2,386
Pre-tax earnings	$ 4,211	$ 3,785	$ 1,694
Investment Management
Management and other fees	$ 5,438	$ 5,144	$ 4,798
Incentive fees	830	417	421
Transaction revenues	754	658	569
Total net revenues	7,022	6,219	5,788
Operating expenses	5,267	4,800	4,654
Pre-tax earnings	$ 1,755	$ 1,419	$ 1,134
Total net revenues	$36,616	$32,730	$30,790
Provision for credit losses	674	657	182
Total operating expenses	23,461	20,941	20,304
Total pre-tax earnings	$12,481	$11,132	$10,304

176	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•

Net revenues in the firm’s segments include allocations of interest income and expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•

Provision for credit losses, previously reported in Investing & Lending segment net revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.

•	All operating expenses have been allocated to the firm’s segments except for charitable contributions of $132 million for 2018, $127 million for 2017 and $114 million for 2016.

•	Total operating expenses included net provisions for litigation and regulatory proceedings of $844 million for 2018, $188 million for 2017 and $396 million for 2016.

The table below presents assets by segment.

	As of December

$ in millions	2018	2017
Investment Banking	$ 1,748	$ 2,202
Institutional Client Services	656,920	675,255
Investing & Lending	259,104	226,016
Investment Management	14,024	13,303
Total assets	$931,796	$916,776

The table below presents net interest income by segment.

	Year Ended December

$ in millions	2018	2017	2016
Investment Banking	$ –	$ –	$ –
Institutional Client Services	976	1,322	1,456
Investing & Lending	2,427	1,325	880
Investment Management	364	285	251
Total net interest income	$3,767	$2,932	$2,587

The table below presents depreciation and amortization expense by segment.

	Year Ended December

$ in millions	2018	2017	2016
Investment Banking	$ 114	$ 124	$126
Institutional Client Services	567	514	489
Investing & Lending	426	314	215
Investment Management	221	200	168
Total depreciation and amortization	$1,328	$1,152	$998

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

The table below presents total net revenues, pre-tax earnings and net earnings (excluding Corporate) by geographic region allocated based on the methodology referred to above.

	Year Ended December

$ in millions	2018		2017		2016
Net revenues
Americas	$22,339	61%	$19,737	60%	$18,301	60%
Europe, Middle East and Africa	9,244	25%	8,168	25%	8,065	26%
Asia	5,033	14%	4,825	15%	4,424	14%
Total net revenues	$36,616	100%	$32,730	100%	$30,790	100%
Pre-tax earnings
Americas	$ 8,235	65%	$ 7,119	63%	$ 6,352	61%
Europe, Middle East and Africa	3,266	26%	2,583	23%	2,883	28%
Asia	1,112	9%	1,557	14%	1,183	11%
Subtotal	12,613	100%	11,259	100%	10,418	100%
Corporate	(132)		(127)		(114)
Total pre-tax earnings	$12,481		$11,132		$10,304
Net earnings
Americas	$ 6,960	66%	$ 997	23%	$ 4,337	58%
Europe, Middle East and Africa	2,636	25%	2,144	49%	2,270	30%
Asia	966	9%	1,241	28%	870	12%
Subtotal	10,562	100%	4,382	100%	7,477	100%
Corporate	(103)		(96)		(79)
Total net earnings	$10,459		$ 4,286		$ 7,398

Goldman Sachs 2018 Form 10-K	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the table above:

•	Americas net earnings included an income tax benefit of $487 million in 2018 and estimated income tax expense of $4.40 billion in 2017 related to Tax Legislation.

•	Corporate pre-tax earnings includes charitable contributions that have not been allocated to the firm’s geographic regions.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

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

The table below presents the credit concentrations in cash instruments included in financial instruments owned.

	As of December

$ in millions	2018	2017
U.S. government and agency obligations	$110,616	$76,418
% of total assets	11.9%	8.3%
Non-U.S. government and agency obligations	$ 43,607	$33,956
% of total assets	4.7%	3.7%

In addition, the firm had $90.47 billion as of December 2018 and $76.13 billion as of December 2017 of cash deposits held at central banks (included in cash and cash equivalents), of which $29.20 billion as of December 2018 and $50.86 billion as of December 2017 was held at the Federal Reserve Bank of New York.

As of both December 2018 and December 2017, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of December

$ in millions	2018	2017
U.S. government and agency obligations	$ 78,828	$96,905
Non-U.S. government and agency obligations	$ 76,745	$92,850

In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, France, the U.K. and Germany.

•

Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

178	Goldman Sachs 2018 Form 10-K

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

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2018 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.9 billion in excess of the aggregate reserves for such matters.

Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of money damages, except in those instances where management can otherwise determine an appropriate amount, (ii) matters are in early stages, (iii) matters relate to regulatory investigations or reviews, except in those instances where management can otherwise determine an appropriate amount, (iv) there is uncertainty as to the likelihood of a class being certified or the ultimate size of the class, (v) there is uncertainty as to the outcome of pending appeals or motions, (vi) there are significant factual issues to be resolved, and/or (vii) there are novel legal issues presented. For example, the firm’s potential liabilities with respect to the investigations and reviews described below in “Regulatory Investigations and Reviews and Related Litigation” generally are not included in management’s estimate of reasonably possible loss. However, management does not believe, based on currently available information, that the outcomes of such other matters will have a material adverse effect on the firm’s financial condition, though the outcomes could be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. See Note 18 for further information about mortgage-related contingencies.

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

Goldman Sachs 2018 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm, and Low Taek Jho. Leissner pleaded guilty to a two-count criminal information charging him with conspiring to launder money and conspiring to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Low and Ng were charged in a three-count indictment with conspiring to launder money and conspiring to violate the FCPA’s anti-bribery provisions. On August 28, 2018, Leissner’s guilty plea was accepted by the U.S. District Court for the Eastern District of New York and Leissner was adjudicated guilty on both counts. Ng was also charged in this indictment with conspiring to violate the FCPA’s internal accounting controls provisions. The charging documents state, among other things, that Leissner and Ng participated in a conspiracy to misappropriate proceeds of the 1MDB offerings for themselves and to pay bribes to various government officials to obtain and retain 1MDB business for the firm. The plea and charging documents indicate that Leissner and Ng knowingly and willfully circumvented the firm’s system of internal accounting controls, in part by repeatedly lying to control personnel and internal committees that reviewed these offerings. The indictment of Ng and Low alleges that the firm’s system of internal accounting controls could be easily circumvented and that the firm’s business culture, particularly in Southeast Asia, at times prioritized consummation of deals ahead of the proper operation of its compliance functions. In addition, an unnamed participating managing director of the firm is alleged to have been aware of the bribery scheme and to have agreed not to disclose this information to the firm’s compliance and control personnel. That employee, who was identified as a co-conspirator, has been put on administrative leave.

On December 17, 2018, the Attorney General of Malaysia issued a press statement that (i) criminal charges in Malaysia had been filed against Goldman Sachs International (GSI), as the arranger of three offerings of debt securities of 1MDB, aggregating approximately $6.5 billion in principal amount, for alleged disclosure deficiencies in the offering documents relating to, among other things, the use of proceeds for the debt securities, (ii) Goldman Sachs (Asia) LLC (GS Asia), Goldman Sachs (Singapore) PTE (GS Singapore), Leissner, Low and Jasmine Loo Ai Swan had been criminally charged in Malaysia, and Ng would be charged shortly, and (iii) prosecutors in Malaysia will seek criminal fines against the accused in excess of $2.7 billion plus the $600 million of fees received in connection with the debt offerings.

The firm has received multiple demands, beginning in November 2018, from alleged shareholders under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures.

On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the current directors and a former chairman and chief executive officer of the firm. The complaint, which seeks unspecified damages and disgorgement, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment, gross mismanagement and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies.

On November 21, 2018, a summons with notice was filed in the New York Supreme Court, New York County, by International Petroleum Investment Company, which guaranteed certain debt securities issued by 1MDB, and its subsidiary Aabar Investments PJS. The summons with notice makes unspecified claims relating to 1MDB and seeks unspecified compensatory and punitive damages and other relief against Group Inc., GSI, GS Asia, GS Singapore, Goldman Sachs (Malaysia) SDN BHD, Leissner, Ng, and an employee of the firm, as well as individuals (who are not employees of the firm) formerly associated with the plaintiffs.

On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain current and former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures concerning 1MDB and seeking unspecified damages.

The firm is cooperating with the DOJ and all other governmental and regulatory investigations relating to 1MDB. Proceedings by the DOJ or other governmental or regulatory authorities could result in the imposition of significant fines, penalties and other sanctions against the firm, including restrictions on the firm’s activities.

180	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Mortgage-Related Matters

Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.

The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. The defendants have moved for summary judgment. On December 11, 2018, the Second Circuit Court of Appeals granted the defendants’ petition for interlocutory review of the district court’s August 14, 2018 grant of class certification. On January 23, 2019, the district court stayed proceedings in the district court pending the appellate court’s decision.

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

Beginning on February 15, 2019, two summonses with notice were filed against Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. in New York Supreme Court, New York County, by U.S. Bank National Association, as trustee for two residential mortgage-backed securitization trusts. The summonses with notice generally allege that mortgage loans in the trusts failed to conform to applicable representations and warranties and seek specific performance or, alternatively, compensatory damages and other relief.

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

Currencies-Related Litigation

GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleged a conspiracy to manipulate the foreign currency exchange markets and asserted claims under federal and state antitrust laws and state consumer protection laws. On March 15, 2018, the Court granted defendants’ motion to dismiss, and on October 25, 2018, plaintiffs’ motion for leave to replead was denied as to the claim under federal antitrust law and granted as to the claims under state antitrust and consumer protection laws. On November 28, 2018, the plaintiffs filed a second consolidated amended complaint asserting claims under various state antitrust laws and state consumer protection laws and seeking treble damages in an unspecified amount.

Goldman Sachs 2018 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018 by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The complaint generally alleges that the defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks injunctive relief, as well as treble damages in an unspecified amount.

GS&Co. and Group Inc. are among the defendants named in two putative class actions filed in the district court of the Central District in Israel on behalf of direct purchasers of foreign exchange instruments. The complaints, filed on September 11, 2018 and September 29, 2018, respectively, generally allege a conspiracy to manipulate prices of foreign exchange instruments. The second putative class action also asserts claims based on misuse of the “last look” features of foreign exchange trading systems.

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

Cobalt International Energy. Group Inc., certain former directors of Cobalt International Energy, Inc. (Cobalt), who were designated by affiliates of Group Inc., and GS&Co. are among defendants in a putative securities class action relating to certain offerings of Cobalt’s securities, and are among the parties that have reached a settlement. On February 13, 2019, the court approved a settlement of the claims against the Goldman Sachs defendants. The firm has paid its full contribution to the settlement fund.

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain former directors and officers of Adeptus Health Inc. (Adeptus), as well as Adeptus’ sponsor. As to the underwriters, the consolidated complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $184 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. On September 12, 2018, the defendants’ motions to dismiss were granted as to the June 2014 and May 2015 offerings but denied as to the July 2015 and June 2016 offerings. On September 26, 2018, plaintiffs filed an amended consolidated complaint to remove the dismissed claims. On December 7, 2018, plaintiffs moved for class certification.

SunEdison. GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On March 6, 2018, the defendants’ motion to dismiss in the class action was granted in part and denied in part. On February 11, 2019, plaintiffs’ motion for class certification in the class action was granted. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints. The defendants have reached a settlement with certain plaintiffs in the individual actions.

182	Goldman Sachs 2018 Form 10-K

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

Snap Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the federal action on September 18, 2018.

Sea Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in the Supreme Court of New York, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depository shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depository shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint.

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the first individual action and otherwise limiting the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On May 30, 2018, plaintiffs in the putative class action filed a third consolidated amended complaint, adding allegations as to the surviving claims. On October 26, 2018, plaintiffs in the putative class action filed a motion for leave to file a fourth amended complaint. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference but denying dismissal of the federal and state antitrust claims.

Goldman Sachs 2018 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities Lending Antitrust Litigation

Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and two individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second individual action, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as treble damages and restitution in unspecified amounts. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants moved to dismiss the first individual action on June 1, 2018 and moved to dismiss the second individual action on December 21, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018.

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

184	Goldman Sachs 2018 Form 10-K

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs 2018 Form 10-K	185

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

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of eligible compensation. The firm maintains a defined benefit pension plan for certain U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants and frozen for existing participants as of March 31, 2016. The non-U.S. plans do not have a material impact on the firm’s consolidated results of operations.

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

The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated statements of financial condition. As of December 2018, other assets included $462 million (related to overfunded pension plans) and other liabilities included $344 million, related to these plans. As of December 2017, other assets included $346 million (related to overfunded pension plans) and other liabilities included $606 million, related to these plans.

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $240 million for 2018, $257 million for 2017 and $236 million for 2016.

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

Cash dividend equivalents paid on RSUs are charged to retained earnings. If RSUs that require future service are forfeited, the related dividend equivalents originally charged to retained earnings are reclassified to compensation expense in the period in which forfeiture occurs.

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

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (2018) (2018 SIP), which provides for grants of RSUs, restricted stock, dividend equivalent rights, incentive stock options, nonqualified stock options, stock appreciation rights, and other share-based awards, each of which may be subject to performance conditions. On May 2, 2018, shareholders approved the 2018 SIP. The 2018 SIP replaced The Goldman Sachs Amended and Restated Stock Incentive Plan (2015) (2015 SIP) previously in effect, and applies to awards granted on or after the date of approval. The 2015 SIP had previously replaced The Goldman Sachs Amended and Restated Stock Incentive Plan (2013) (2013 SIP).

As of December 2018, 68.2 million shares were available for grant under the 2018 SIP. If any shares of common stock underlying awards granted under the 2018 SIP, 2015 SIP or 2013 SIP are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will become available to be delivered under the 2018 SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under the 2018 SIP. The 2018 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2022.

186	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Units

The firm grants RSUs (including RSUs subject to performance conditions) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. RSUs generally vest and underlying shares of common stock deliver (net of required withholding tax) as outlined in the applicable award agreements. Award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and conflicted employment. Delivery of the underlying shares of common stock, which generally occurs over a three-year period, is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements.

The table below presents the 2018 activity related to RSUs.

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding

	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Beginning balance	4,123,582	14,162,828	$182.50	$166.30
Granted	3,887,934	5,342,848	$220.83	$216.05
Forfeited	(423,154)	(195,323)	$192.16	$167.92
Delivered	–	(9,807,881)	$ –	$172.40
Vested	(3,826,523)	3,826,523	$185.62	$185.62
Ending balance	3,761,839	13,328,995	$217.85	$187.27

In the table above:

•

The weighted average grant-date fair value of RSUs granted was $218.06 during 2018, $206.88 during 2017 and $135.92 during 2016. The fair value of the RSUs granted included a liquidity discount of 11.9% during 2018, 10.7% during 2017 and 10.5% during 2016, to reflect post-vesting and delivery transfer restrictions, generally of up to 4 years.

•	The aggregate fair value of awards that vested was $1.79 billion during 2018, $2.14 billion during 2017 and $2.26 billion during 2016.

•	The ending balance included restricted stock subject to future service requirements of 1,649 shares as of December 2018 and 3,298 shares as of December 2017.

•	The ending balance included RSUs subject to performance conditions and not subject to future service requirements of 174,579 RSUs as of December 2018 and 62,023 RSUs as of December 2017.

In relation to 2018 year-end, during the first quarter of 2019, the firm granted to its employees 11.3 million RSUs, of which 4.0 million RSUs require future service as a condition of delivery for the related shares of common stock. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period, but are subject to post-vesting and delivery transfer restrictions through January 2024. These grants are not included in the table above.

As of December 2018, there was $448 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.85 years.

Stock Options

Stock options generally vested as outlined in the applicable stock option agreement. In general, options expired on the tenth anniversary of the grant date, although they may have been subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the applicable stock option agreement and the SIP in effect at the time of grant.

There were no options outstanding as of December 2018. There were 2.10 million options outstanding as of December 2017, all of which were exercisable. These options were granted in 2008 with an exercise price of $78.78 and, as of December 2017, had an aggregate intrinsic value of $370 million and a remaining life of 1 year.

During 2018, 2.10 million options were exercised with a weighted average exercise price of $78.78. During 2017, 5.86 million options were exercised with a weighted average exercise price of $139.35. The total intrinsic value of options exercised was $288 million during 2018, $589 million during 2017 and $436 million during 2016.

The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December

$ in millions	2018	2017	2016
Share-based compensation	$1,850	$1,812	$2,170
Excess net tax benefit for options exercised	$ 64	$ 139	$ 79
Excess net tax benefit for share-based awards	$ 269	$ 719	$ 147

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

Goldman Sachs 2018 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 30.

Parent Company

Group Inc. — Condensed Statements of Earnings

	Year Ended December

$ in millions	2018	2017	2016
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$ 102	$ 550	$ 53
Nonbank	16,368	11,016	5,465
Other revenues	(1,376)	(384)	155
Total non-interest revenues	15,094	11,182	5,673
Interest income	6,617	4,638	4,140
Interest expense	8,114	5,978	4,543
Net interest loss	(1,497)	(1,340)	(403)
Total net revenues	13,597	9,842	5,270
Operating expenses
Compensation and benefits	299	330	343
Other expenses	1,192	428	332
Total operating expenses	1,491	758	675
Pre-tax earnings	12,106	9,084	4,595
Provision/(benefit) for taxes	(1,173)	3,404	(518)
Undistributed earnings/(loss) of subsidiaries and other affiliates	(2,820)	(1,394)	2,285
Net earnings	10,459	4,286	7,398
Preferred stock dividends	599	601	311
Net earnings applicable to common shareholders	$ 9,860	$ 3,685	$7,087

Supplemental Disclosures:

In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:

•	Dividends from bank subsidiaries included cash dividends of $76 million for 2018, $525 million for 2017 and $32 million for 2016.

•	Dividends from nonbank subsidiaries and other affiliates included cash dividends of $10.78 billion for 2018, $7.98 billion for 2017 and $3.46 billion for 2016.

•	Other revenues included $(1.69) billion for 2018, $661 million for 2017 and $49 million for 2016.

•	Interest income included $6.33 billion for 2018, $4.65 billion for 2017 and $4.08 billion in 2016.

•	Interest expense included $2.39 billion for 2018, $1.05 billion for 2017 and $201 million for 2016.

•	Other expenses included $159 million for 2018, $45 million for 2017 and $1 million for 2016.

Group Inc.’s provision for taxes for 2017 included substantially all of the firm’s $4.40 billion estimated income tax expense related to Tax Legislation. During 2018, the firm finalized this estimate to reflect the impact of updated information, including subsequent guidance issued by the IRS, resulting in a $487 million income tax benefit, which was primarily included in Group Inc.’s benefit for taxes for 2018. See Note 24 for further information about Tax Legislation.

Group Inc. — Condensed Statements of Financial Condition

	As of December

$ in millions	2018	2017
Assets
Cash and cash equivalents with third-party banks	$ 103	$ 38
Loans to and receivables from subsidiaries:
Bank	1,019	721
Nonbank (includes $5,461 and $0 at fair value)	225,471	236,050
Investments in subsidiaries and other affiliates:
Bank	28,737	26,599
Nonbank	61,481	67,279
Financial instruments owned (at fair value)	13,541	10,248
Other assets	3,653	5,898
Total assets	$334,005	$346,833
Liabilities and shareholders’ equity
Payables to subsidiaries	$ 702	$ 1,005
Financial instruments sold, but not yet purchased (at fair value)	281	254
Unsecured short-term borrowings:
With third parties (includes $2,615 and $2,484 at fair value)	25,060	31,871
With subsidiaries	7,558	25,699
Unsecured long-term borrowings:
With third parties (includes $16,395 and $18,207 at fair value)	183,121	190,502
With subsidiaries	23,343	11,068
Other liabilities	3,755	4,191
Total liabilities	243,820	264,590
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	11,203	11,853
Common stock	9	9
Share-based awards	2,845	2,777
Additional paid-in capital	54,005	53,357
Retained earnings	100,100	91,519
Accumulated other comprehensive income/(loss)	693	(1,880)
Stock held in treasury, at cost	(78,670)	(75,392)
Total shareholders’ equity	90,185	82,243
Total liabilities and shareholders’ equity	$334,005	$346,833

Supplemental Disclosures:

Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.

Financial instruments owned included derivative contracts with subsidiaries of $683 million as of December 2018 and $570 million as of December 2017.

Financial instruments sold, but not yet purchased included derivative contracts with subsidiaries of $280 million as of December 2018 and $218 million as of December 2017.

As of December 2018, unsecured long-term borrowings with subsidiaries by maturity date are $22.56 billion in 2020, $91 million in 2021, $74 million in 2022, $66 million in 2023 and $554 million in 2024-thereafter.

188	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Group Inc. — Condensed Statements of Cash Flows

	Year Ended December

$ in millions	2018	2017	2016
Cash flows from operating activities
Net earnings	$ 10,459	$ 4,286	$ 7,398
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed (earnings)/loss of subsidiaries and other affiliates	2,820	1,394	(2,285)
Depreciation and amortization	51	56	52
Deferred income taxes	(2,817)	4,358	134
Share-based compensation	105	152	193
Loss/(gain) related to extinguishment of unsecured borrowings	(160)	(114)	3
Changes in operating assets and liabilities:
Financial instruments owned (excluding available-for-sale securities)	(1,597)	(309)	(1,580)
Financial instruments sold, but not yet purchased	27	(521)	332
Other, net	1,804	(757)	337
Net cash provided by operating activities	10,692	8,545	4,584
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(63)	(66)	(79)
Repayments/(issuances) of short-term loans to subsidiaries, net	10,829	(14,415)	(3,994)
Issuance of term loans to subsidiaries	(30,336)	(42,234)	(28,498)
Repayments of term loans by subsidiaries	25,956	22,039	32,265
Purchase of investments	(3,140)	(6,491)	–
Capital distributions from/(contributions to) subsidiaries, net	1,807	388	(3,265)
Net cash provided by/(used for) investing activities	5,053	(40,779)	(3,571)
Cash flows from financing activities
Unsecured short-term borrowings, net:
With third parties	(1,541)	(424)	(178)
With subsidiaries	(998)	23,078	2,290
Proceeds from issuance of long-term borrowings	26,157	43,917	40,708
Repayment of long-term borrowings, including the current portion	(32,429)	(27,028)	(33,314)
Purchase of APEX, senior guaranteed securities and trust preferred securities	(35)	(237)	(1,171)
Preferred stock redemption	(650)	(850)	–
Common stock repurchased	(3,294)	(6,772)	(6,078)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,118)	(2,223)	(1,128)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,810)	(1,769)	(1,706)
Proceeds from issuance of preferred stock, net of issuance costs	–	1,495	1,303
Proceeds from issuance of common stock, including exercise of share-based awards	38	7	6
Cash settlement of share-based awards	–	(3)	–
Net cash provided by/(used for) financing activities	(15,680)	29,191	732
Net increase/(decrease) in cash and cash equivalents	65	(3,043)	1,745
Cash and cash equivalents, beginning balance	38	3,081	1,336
Cash and cash equivalents, ending balance	$ 103	$ 38	$ 3,081

Supplemental Disclosures:

Cash payments for interest, net of capitalized interest, were $9.83 billion for 2018, $6.31 billion for 2017 and $4.91 billion for 2016, and included $3.05 billion for 2018, $160 million for 2017 and $187 million for 2016 of payments to subsidiaries.

Cash payments/(refunds) for income taxes, net, were $(98) million for 2018, $297 million for 2017 and $61 million for 2016.

Cash flows related to common stock repurchased includes common stock repurchased in the prior period for which settlement occurred during the current period and excludes common stock repurchased during the current period for which settlement occurred in the following period.

Non-cash activities during the year ended December 2018:

•

Group Inc. restructured funding for Goldman Sachs Group (UK) Ltd. and Goldman Sachs International, both wholly-owned subsidiaries of Group Inc., which resulted in a net increase in loans to subsidiaries of $5.71 billion and a decrease in equity interest of $5.71 billion.

•	Group Inc. exchanged $150 million of liabilities and $46 million of related deferred tax assets for $104 million of equity interest in GS&Co., a wholly owned subsidiary of Group Inc.

•	Group Inc. exchanged $35 million of Trust Preferred Securities and common beneficial interests for $35 million of certain of the Group Inc.’s junior subordinated debt.

Non-cash activities during the year ended December 2017:

•

Group Inc. exchanged $84.00 billion of certain loans to and receivables from subsidiaries for an $84.00 billion unsecured subordinated note from Funding IHC (included in loans to and receivables from subsidiaries).

•	Group Inc. exchanged $750 million of its equity interest in Goldman Sachs (UK) L.L.C. (GS UK), a wholly-owned subsidiary of Group Inc., for a $750 million loan to GS UK.

•	Group Inc. exchanged $237 million of Trust Preferred Securities and common beneficial interests for $248 million of Group Inc.’s junior subordinated debt.

Non-cash activities during the year ended December 2016:

•	Group Inc. exchanged $1.04 billion of APEX for $1.31 billion of Series E and Series F Preferred Stock. See Note 19 for further information.

•	Group Inc. exchanged $127 million of senior guaranteed trust securities for $124 million of Group Inc.’s junior subordinated debt.

Goldman Sachs 2018 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Quarterly Results (unaudited)

The tables below present the unaudited quarterly results.

	Three Months Ended

$ in millions, except per share amounts	December 2018	September 2018	June 2018	March 2018
Non-interest revenues	$ 7,089	$7,964	$8,634	$ 9,162
Interest income	5,468	5,061	4,920	4,230
Interest expense	4,477	4,205	3,918	3,312
Net interest income	991	856	1,002	918
Total net revenues	8,080	8,820	9,636	10,080
Provision for credit losses	222	174	234	44
Operating expenses	5,150	5,568	6,126	6,617
Pre-tax earnings	2,708	3,078	3,276	3,419
Provision for taxes	170	554	711	587
Net earnings	2,538	2,524	2,565	2,832
Preferred stock dividends	216	71	217	95
Net earnings applicable to common shareholders	$ 2,322	$2,453	$2,348	$ 2,737
Earnings per common share:
Basic	$ 6.11	$ 6.35	$ 6.04	$ 7.02
Diluted	$ 6.04	$ 6.28	$ 5.98	$ 6.95
Dividends declared per common share	$ 0.80	$ 0.80	$ 0.80	$ 0.75

	Three Months Ended

$ in millions, except per share amounts	December 2017	September 2017	June 2017	March 2017
Non-interest revenues	$ 7,226	$7,660	$7,314	$ 7,598
Interest income	3,736	3,411	3,220	2,746
Interest expense	2,838	2,681	2,432	2,230
Net interest income	898	730	788	516
Total net revenues	8,124	8,390	8,102	8,114
Provision for credit losses	290	64	215	88
Operating expenses	4,726	5,350	5,378	5,487
Pre-tax earnings	3,108	2,976	2,509	2,539
Provision for taxes	5,036	848	678	284
Net earnings/(loss)	(1,928)	2,128	1,831	2,255
Preferred stock dividends	215	93	200	93
Net earnings/(loss) applicable to common shareholders	$(2,143)	$2,035	$1,631	$ 2,162
Earnings/(loss) per common share:
Basic	$ (5.51)	$ 5.09	$ 4.00	$ 5.23
Diluted	$ (5.51)	$ 5.02	$ 3.95	$ 5.15
Dividends declared per common share	$ 0.75	$ 0.75	$ 0.75	$ 0.65

In the table above:

•

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

•

Provision for credit losses, previously reported in total net revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.

Common Stock Performance

The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2013 (the last trading day before the firm’s 2014 fiscal year) through December 31, 2018, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December

	2013	2014	2015	2016	2017	2018
Group Inc.	$100.00	$110.78	$104.37	$140.80	$151.70	$100.85
S&P 500	$100.00	$113.68	$115.24	$129.01	$157.16	$150.26
S&P 500 Financials	$100.00	$115.18	$113.38	$139.18	$169.99	$147.82

The graph and table above assume $100 was invested on December 31, 2013 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested on the date of payment without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

190	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Selected Financial Data

	Year Ended or as of December

	2018	2017	2016	2015	2014
Income statement data ($ in millions)
Non-interest revenues	$ 32,849	$ 29,798	$ 28,203	$ 31,045	$ 30,602
Interest income	19,679	13,113	9,691	8,452	9,604
Interest expense	15,912	10,181	7,104	5,388	5,557
Net interest income	3,767	2,932	2,587	3,064	4,047
Total net revenues	36,616	32,730	30,790	34,109	34,649
Provision for credit losses	674	657	182	289	121
Operating expenses	23,461	20,941	20,304	25,042	22,171
Pre-tax earnings	$ 12,481	$ 11,132	$ 10,304	$ 8,778	$ 12,357
Balance sheet data ($ in millions)
Total assets	$931,796	$916,776	$860,165	$861,395	$855,842
Deposits	$158,257	$138,604	$124,098	$ 97,519	$ 82,880
Other secured financings (long-term)	$ 11,878	$ 9,892	$ 8,405	$ 10,520	$ 7,249
Unsecured long-term borrowings	$224,149	$217,687	$189,086	$175,422	$167,302
Total liabilities	$841,611	$834,533	$773,272	$774,667	$773,045
Total shareholders’ equity	$ 90,185	$ 82,243	$ 86,893	$ 86,728	$ 82,797
Common share data (in millions, except per share amounts)
Earnings per common share:
Basic	$ 25.53	$ 9.12	$ 16.53	$ 12.35	$ 17.55
Diluted	$ 25.27	$ 9.01	$ 16.29	$ 12.14	$ 17.07
Dividends declared per common share	$ 3.15	$ 2.90	$ 2.60	$ 2.55	$ 2.25
Book value per common share	$ 207.36	$ 181.00	$ 182.47	$ 171.03	$ 163.01
Basic shares	380.9	388.9	414.8	441.6	451.5
Average common shares:
Basic	385.4	401.6	427.4	448.9	458.9
Diluted	390.2	409.1	435.1	458.6	473.2
Selected data (unaudited)
ROE	13.3%	4.9%	9.4%	7.4%	11.2%
Headcount:
Americas	19,700	18,100	17,400	18,000	16,600
Non-Americas	16,900	15,500	15,000	16,000	15,000
Total headcount	36,600	33,600	32,400	34,000	31,600
AUS by asset class ($ in billions)
Alternative investments	$ 167	$ 168	$ 154	$ 148	$ 143
Equity	301	321	266	252	236
Fixed income	677	660	601	546	516
Long-term AUS	1,145	1,149	1,021	946	895
Liquidity products	397	345	358	306	283
Total AUS	$ 1,542	$ 1,494	$ 1,379	$ 1,252	$ 1,178

In the table above:

•

Provision for credit losses, previously reported in total net revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.

•

The impact of adopting ASU No. 2015-03 was a reduction to both total assets and liabilities of $398 million as of December 2014. See Note 3 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

•	Basic shares represent common shares outstanding and restricted stock units granted to employees with no future service requirements.

•	Headcount consists of employees, and excludes consultants and temporary staff previously reported as total staff.

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present information about average balances, interest and average interest rates.

	Average Balance for the Year Ended December

$ in millions	2018	2017	2016
Assets
U.S.	$ 65,888	$ 66,838	$ 72,132
Non-U.S.	52,773	42,353	33,342
Total deposits with banks	118,661	109,191	105,474
U.S.	161,783	159,829	177,930
Non-U.S.	140,411	133,156	129,150
Total collateralized agreements	302,194	292,985	307,080
U.S.	168,253	163,344	147,862
Non-U.S.	119,602	112,299	102,387
Total financial instruments owned	287,855	275,643	250,249
U.S.	67,418	50,742	43,367
Non-U.S.	6,494	4,767	4,609
Total loans receivable	73,912	55,509	47,976
U.S.	44,201	40,642	37,525
Non-U.S.	43,261	40,314	32,732
Total other interest-earning assets	87,462	80,956	70,257
Total interest-earning assets	870,084	814,284	781,036
Cash and due from banks	11,380	11,056	13,985
Other non-interest-earning assets	86,117	84,264	91,875
Total assets	$967,581	$909,604	$886,896
Liabilities
U.S.	$117,121	$101,109	$ 97,255
Non-U.S.	30,071	24,356	17,605
Total interest-bearing deposits	147,192	125,465	114,860
U.S.	59,129	56,614	52,388
Non-U.S.	45,747	39,029	31,936
Total collateralized financings	104,876	95,643	84,324
U.S.	33,193	34,422	36,273
Non-U.S.	49,295	41,507	35,797
Total financial instruments sold, but not yet purchased	82,488	75,929	72,070
U.S.	40,360	38,615	43,684
Non-U.S.	16,909	13,318	13,656
Total short-term borrowings	57,269	51,933	57,340
U.S.	212,200	199,569	182,808
Non-U.S.	24,173	15,000	10,488
Total long-term borrowings	236,373	214,569	193,296
U.S.	124,657	135,804	147,177
Non-U.S.	63,428	60,986	59,852
Total other interest-bearing liabilities	188,085	196,790	207,029
Total interest-bearing liabilities	816,283	760,329	728,919
Non-interest-bearing deposits	4,273	3,630	2,996
Other non-interest-bearing liabilities	61,787	59,686	68,323
Total liabilities	882,343	823,645	800,238
Shareholders’ equity
Preferred stock	11,253	11,238	11,304
Common stock	73,985	74,721	75,354
Total shareholders’ equity	85,238	85,959	86,658
Total liabilities and shareholders’ equity	$967,581	$909,604	$886,896
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	41.67%	40.88%	38.69%
Liabilities	28.13%	25.54%	23.23%

Goldman Sachs 2018 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

	Interest for the Year Ended December

$ in millions	2018	2017	2016
Assets
U.S.	$ 1,247	$ 760	$ 382
Non-U.S.	171	59	70
Total deposits with banks	1,418	819	452
U.S.	3,340	1,335	361
Non-U.S.	512	326	330
Total collateralized agreements	3,852	1,661	691
U.S.	4,432	3,958	3,762
Non-U.S.	2,462	1,946	1,682
Total financial instruments owned	6,894	5,904	5,444
U.S.	3,734	2,386	1,620
Non-U.S.	414	292	223
Total loans receivable	4,148	2,678	1,843
U.S.	2,389	1,523	914
Non-U.S.	978	528	347
Total other interest-earning assets	3,367	2,051	1,261
Total interest-earning assets	$19,679	$13,113	$9,691
Liabilities
U.S.	$ 2,317	$ 1,205	$ 780
Non-U.S.	289	175	98
Total interest-bearing deposits	2,606	1,380	878
U.S.	1,760	735	325
Non-U.S.	291	128	117
Total collateralized financings	2,051	863	442
U.S.	803	682	607
Non-U.S.	751	706	644
Total financial instruments sold, but not yet purchased	1,554	1,388	1,251
U.S.	672	660	401
Non-U.S.	23	38	45
Total short-term borrowings	695	698	446
U.S.	5,474	4,539	4,175
Non-U.S.	81	60	67
Total long-term borrowings	5,555	4,599	4,242
U.S.	3,245	991	(658)
Non-U.S.	206	262	503
Total other interest-bearing liabilities	3,451	1,253	(155)
Total interest-bearing liabilities	$15,912	$10,181	$7,104
Net interest income
U.S.	$ 871	$ 1,150	$1,409
Non-U.S.	2,896	1,782	1,178
Net interest income	$ 3,767	$ 2,932	$2,587

	Average Rate for the Year Ended December

	2018	2017	2016
Assets
U.S.	1.89%	1.14%	0.53%
Non-U.S.	0.32%	0.14%	0.21%
Total deposits with banks	1.20%	0.75%	0.43%
U.S.	2.06%	0.84%	0.20%
Non-U.S.	0.36%	0.24%	0.26%
Total collateralized agreements	1.27%	0.57%	0.23%
U.S.	2.63%	2.42%	2.54%
Non-U.S.	2.06%	1.73%	1.64%
Total financial instruments owned	2.39%	2.14%	2.18%
U.S.	5.54%	4.70%	3.74%
Non-U.S.	6.38%	6.13%	4.84%
Total loans receivable	5.61%	4.82%	3.84%
U.S.	5.40%	3.75%	2.44%
Non-U.S.	2.26%	1.31%	1.06%
Total other interest-earning assets	3.85%	2.53%	1.79%
Total interest-earning assets	2.26%	1.61%	1.24%
Liabilities
U.S.	1.98%	1.19%	0.80%
Non-U.S.	0.96%	0.72%	0.56%
Total interest-bearing deposits	1.77%	1.10%	0.76%
U.S.	2.98%	1.30%	0.62%
Non-U.S.	0.64%	0.33%	0.37%
Total collateralized financings	1.96%	0.90%	0.52%
U.S.	2.42%	1.98%	1.67%
Non-U.S.	1.52%	1.70%	1.80%
Total financial instruments sold, but not yet purchased	1.88%	1.83%	1.74%
U.S.	1.67%	1.71%	0.92%
Non-U.S.	0.14%	0.29%	0.33%
Total short-term borrowings	1.21%	1.34%	0.78%
U.S.	2.58%	2.27%	2.28%
Non-U.S.	0.34%	0.40%	0.64%
Total long-term borrowings	2.35%	2.14%	2.19%
U.S.	2.60%	0.73%	(0.45)%
Non-U.S.	0.32%	0.43%	0.84%
Total other interest-bearing liabilities	1.83%	0.64%	(0.07)%
Total interest-bearing liabilities	1.95%	1.34%	0.97%
Interest rate spread	0.31%	0.27%	0.27%
U.S.	0.17%	0.24%	0.29%
Non-U.S.	0.80%	0.54%	0.39%
Net yield on interest-earning assets	0.43%	0.36%	0.33%

In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

192	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Changes in Net Interest Income, Volume and Rate Analysis

The tables below present the effect on net interest income of volume and rate changes. In this analysis, changes due to volume/rate variance have been allocated to volume.

	Year Ended December 2018 versus December 2017

	Increase (decrease) due to change in:

$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ (18)	$ 505	$ 487
Non-U.S.	34	78	112
Total deposits with banks	16	583	599
U.S.	40	1,965	2,005
Non-U.S.	26	160	186
Total collateralized agreements	66	2,125	2,191
U.S.	129	345	474
Non-U.S.	150	366	516
Total financial instruments owned	279	711	990
U.S.	924	424	1,348
Non-U.S.	110	12	122
Total loans receivable	1,034	436	1,470
U.S.	192	674	866
Non-U.S.	67	383	450
Total other interest-earning assets	259	1,057	1,316
Change in interest income	1,654	4,912	6,566
Interest-bearing liabilities
U.S.	317	795	1,112
Non-U.S.	55	59	114
Total interest-bearing deposits	372	854	1,226
U.S.	75	950	1,025
Non-U.S.	43	120	163
Total collateralized financings	118	1,070	1,188
U.S.	(30)	151	121
Non-U.S.	119	(74)	45
Total financial instruments sold, but not yet purchased	89	77	166
U.S.	29	(17)	12
Non-U.S.	5	(20)	(15)
Total short-term borrowings	34	(37)	(3)
U.S.	326	609	935
Non-U.S.	31	(10)	21
Total long-term borrowings	357	599	956
U.S.	(290)	2,544	2,254
Non-U.S.	8	(64)	(56)
Total other interest-bearing liabilities	(282)	2,480	2,198
Change in interest expense	688	5,043	5,731
Change in net interest income	$ 966	$ (131)	$ 835

	Year Ended December 2017 versus December 2016

	Increase (decrease) due to change in:

$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ (60)	$ 438	$ 378
Non-U.S.	13	(24)	(11)
Total deposits with banks	(47)	414	367
U.S.	(151)	1,125	974
Non-U.S.	10	(14)	(4)
Total collateralized agreements	(141)	1,111	970
U.S.	375	(179)	196
Non-U.S.	172	92	264
Total financial instruments owned	547	(87)	460
U.S.	347	419	766
Non-U.S.	10	59	69
Total loans receivable	357	478	835
U.S.	117	492	609
Non-U.S.	99	82	181
Total other interest-earning assets	216	574	790
Change in interest income	932	2,490	3,422
Interest-bearing liabilities
U.S.	46	379	425
Non-U.S.	49	28	77
Total interest-bearing deposits	95	407	502
U.S.	55	355	410
Non-U.S.	23	(12)	11
Total collateralized financings	78	343	421
U.S.	(37)	112	75
Non-U.S.	97	(35)	62
Total financial instruments sold, but not yet purchased	60	77	137
U.S.	(87)	346	259
Non-U.S.	(1)	(6)	(7)
Total short-term borrowings	(88)	340	252
U.S.	381	(17)	364
Non-U.S.	18	(25)	(7)
Total long-term borrowings	399	(42)	357
U.S.	(83)	1,732	1,649
Non-U.S.	5	(246)	(241)
Total other interest-bearing liabilities	(78)	1,486	1,408
Change in interest expense	466	2,611	3,077
Change in net interest income	$ 466	$ (121)	$ 345

Deposits

The table below presents information about interest-bearing deposits.

	Year Ended December

$ in millions	2018	2017	2016
Average balances
U.S.
Savings and demand	$ 76,428	$ 68,819	$ 59,357
Time	40,693	32,290	37,898
Total U.S.	117,121	101,109	97,255
Non-U.S.
Demand	9,579	8,443	8,041
Time	20,492	15,913	9,564
Total non-U.S.	30,071	24,356	17,605
Total	$147,192	$125,465	$114,860
Average interest rates
U.S.
Savings and demand	1.85%	0.98%	0.56%
Time	2.21%	1.64%	1.18%
Total U.S.	1.98%	1.19%	0.80%
Non-U.S.
Demand	1.29%	0.68%	0.29%
Time	0.81%	0.75%	0.78%
Total non-U.S.	0.96%	0.72%	0.56%
Total	1.77%	1.10%	0.76%

Goldman Sachs 2018 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

In the table above, deposits are classified as U.S. and non-U.S. based on the location of the entity in which such deposits are held.

As of December 2018, deposits in U.S. offices included $6.79 billion and non-U.S. offices included $17.12 billion of time deposits that were greater than $100,000.

The table below presents maturities of these time deposits held in U.S. offices.

$ in millions	As of December 2018
3 months or less	$1,137
3 to 6 months	1,306
6 to 12 months	3,047
Greater than 12 months	1,302
Total	$6,792

Short-Term and Other Borrowed Funds

The table below presents information about securities loaned and repurchase agreements, and short-term borrowings.

	As of December

$ in millions	2018	2017	2016
Securities loaned and repurchase agreements
Amounts outstanding at year-end	$ 90,531	$ 99,511	$79,340
Average outstanding during the year	$104,876	$ 95,643	$84,324
Maximum month-end outstanding	$123,805	$103,359	$89,142
Weighted average interest rate
During the year	1.96%	0.90%	0.52%
At year-end	3.31%	1.16%	0.44%
Short-term borrowings
Amounts outstanding at year-end	$ 50,057	$ 61,818	$52,383
Average outstanding during the year	$ 57,269	$ 51,933	$57,340
Maximum month-end outstanding	$ 63,743	$ 61,818	$61,840
Weighted average interest rate
During the year	1.21%	1.34%	0.78%
At year-end	1.30%	1.22%	0.94%

In the table above:

•

These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

•

Amounts outstanding at year-end for short-term borrowings included short-term secured financings of $9.56 billion as of December 2018, $14.90 billion as of December 2017 and $13.12 billion as of December 2016.

•	The weighted average interest rates for these borrowings include the effect of hedging activities.

Loan Portfolio

The table below presents information about loans receivable.

	As of December

$ in millions	2018	2017	2016	2015	2014
U.S.
Corporate loans	$34,256	$28,622	$23,821	$19,909	$14,020
PWM loans	15,100	14,489	12,386	12,824	10,989
Commercial real estate loans	9,476	6,150	2,813	3,186	1,876
Residential real estate loans	7,244	6,176	3,777	2,187	311
Consumer loans	4,536	1,912	208	–	–
Other loans	3,616	3,233	2,664	3,495	821
Total U.S.	74,228	60,582	45,669	41,601	28,017
Non-U.S.
Corporate loans	3,027	2,127	1,016	831	290
PWM loans	2,119	2,102	1,442	1,137	300
Commercial real estate loans	1,965	1,837	1,948	2,085	549
Residential real estate loans	40	58	88	129	10
Other loans	277	30	18	38	–
Total non-U.S.	7,428	6,154	4,512	4,220	1,149
Total loans receivable, gross	81,656	66,736	50,181	45,821	29,166
Allowance for loan losses
U.S.	848	604	476	381	205
Non-U.S.	218	199	33	33	23
Total allowance for loan losses	1,066	803	509	414	228
Total loans receivable	$80,590	$65,933	$49,672	$45,407	$28,938

In the table above, loans receivable are classified as U.S. and non-U.S. based on the location of the entity in which such loans are held.

Allowance for Loan Losses

The table below presents changes in the allowance for loan losses.

	Year Ended December

$ in millions	2018	2017	2016	2015	2014
Beginning balance	$ 803	$ 509	$414	$228	$139
Net charge-offs	(337)	(203)	(8)	(1)	(3)
Provision	654	574	138	187	92
Other	(54)	(77)	(35)	–	–
Ending balance	$1,066	$ 803	$509	$414	$228

In the table above:

•	Allowance for loan losses as of 2018 primarily related to corporate loans and consumer loans that were held in entities located in the U.S.

•	Allowance for loan losses as of 2017 and earlier primarily related to corporate loans and loans extended to PWM clients that were held in entities located in the U.S.

•	Net charge-offs for 2018 were primarily related to consumer loans held in entities located in the U.S. and commercial real estate PCI loans held in entities located outside of the U.S.

•	Net charge-offs for 2017 and earlier were primarily related to corporate loans held in entities located in the U.S.

194	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Supplemental Financial Information

Maturities and Sensitivity to Changes in Interest Rates

The table below presents gross loans receivable by tenor and a distribution of such loans receivable between fixed and floating interest rates.

	Maturities and Sensitivity to Changes in Interest Rates as of December 2018

$ in millions	Less than 1 year	1 - 5 years	Greater than 5 years	Total
U.S.
Corporate loans	$ 4,241	$24,907	$ 5,108	$34,256
PWM loans	12,172	2,910	18	15,100
Commercial real estate loans	1,458	7,368	650	9,476
Residential real estate loans	2,249	1,972	3,023	7,244
Consumer loans	51	4,059	426	4,536
Other loans	435	2,403	778	3,616
Total U.S.	20,606	43,619	10,003	74,228
Non-U.S.
Corporate loans	263	2,236	528	3,027
PWM loans	2,082	37	–	2,119
Commercial real estate loans	483	1,476	6	1,965
Residential real estate loans	9	30	1	40
Other loans	2	255	20	277
Total non-U.S.	2,839	4,034	555	7,428
Total loans receivable, gross	$23,445	$47,653	$10,558	$81,656
Loans at fixed interest rates	$ 240	$ 4,769	$ 3,030	$ 8,039
Loans at variable interest rates	23,205	42,884	7,528	73,617
Total	$23,445	$47,653	$10,558	$81,656

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

$ in millions	Banks	Governments	Other	Total	Commitments
As of December 2018
Germany	$2,028	$43,730	$ 4,755	$50,513	$ 3,834
Cayman Islands	$ 27	$ 2	$47,595	$47,624	$ 4,207
France	$1,193	$ 5,094	$11,549	$17,836	$10,307
Japan	$9,106	$ 1,686	$ 6,146	$16,938	$12,553
Ireland	$ 146	$ 55	$12,390	$12,591	$ 822
Canada	$2,383	$ 470	$ 7,845	$10,698	$ 1,513
Luxembourg	$ 22	$ 41	$ 9,799	$ 9,862	$ 2,838
U.K.	$1,101	$ 77	$ 8,458	$ 9,636	$20,336
China	$1,952	$ 66	$ 6,882	$ 8,900	$ 271
South Korea	$ 162	$ 2,935	$ 3,989	$ 7,086	$ 10
As of December 2017
Cayman Islands	$ 6	$ –	$34,624	$34,630	$ 4,940
Germany	$4,241	$22,765	$ 6,916	$33,922	$ 7,015
France	$3,569	$ 1,574	$19,048	$24,191	$14,549
Canada	$2,562	$ 311	$17,358	$20,231	$ 2,388
Japan	$8,827	$ 69	$ 7,220	$16,116	$18,079
Ireland	$ 143	$ 65	$11,490	$11,698	$ 895
China	$2,550	$ 687	$ 7,838	$11,075	$ –
Italy	$2,306	$ 3,986	$ 2,586	$ 8,878	$ 1,649
U.K.	$1,300	$ –	$ 7,480	$ 8,780	$14,966
Singapore	$ 372	$ 5,462	$ 1,873	$ 7,707	$ 48
Luxembourg	$ 59	$ 324	$ 7,320	$ 7,703	$ 2,438
As of December 2016
Cayman Islands	$ 3	$ –	$34,756	$34,759	$ 2,519
France	$6,333	$ 1,858	$18,576	$26,767	$ 9,598
Germany	$3,183	$14,061	$ 9,250	$26,494	$ 7,281
Japan	$9,860	$ 721	$ 6,310	$16,891	$ 7,476
Italy	$3,220	$ 3,211	$ 1,608	$ 8,039	$ 1,228
Canada	$ 814	$ 333	$ 6,164	$ 7,311	$ 1,279
China	$1,189	$ 158	$ 5,662	$ 7,009	$ –
Singapore	$ 190	$ 6,165	$ 505	$ 6,860	$ 97
South Korea	$ 107	$ 3,563	$ 2,847	$ 6,517	$ 4

In the table above:

•	Cross-border outstandings includes cash, receivables, collateralized agreements and cash financial instruments, but exclude derivative instruments.

•	Collateralized agreements are presented gross, without reduction for related securities collateral held.

•	Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty.

•	Substantially all commitments consists of commitments to extend credit and forward starting collateralized agreements.

Goldman Sachs 2018 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 9.  Changes  in  and  Disagreements with Accountants on Accounting and Financial  Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on page 20 of this Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2018 (2019 Proxy Statement) and is incorporated in this Form 10-K by reference. Information relating to our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this Form 10-K.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2019 Proxy Statement and is incorporated in this Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial  Owners  and  Management and  Related  Stockholder  Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2019 Proxy Statement and is incorporated in this Form 10-K by reference.

The table below presents information as of December 31, 2018 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2018.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	17,176,475	N/A	68,211,649
Equity compensation plans not approved by security holders	–	–	–
Total	17,176,475		68,211,649

In the table above:

•

Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 17,176,475 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2018, there were no outstanding options.

•	Shares underlying RSUs are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.

196	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•

Securities Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under our current stock incentive plan (SIP), excluding shares reflected in column (a). If any shares of common stock underlying awards granted under our current SIP, our SIP adopted in 2015 or our SIP adopted in 2013 are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under our current SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under our current SIP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2019 Proxy Statement and is incorporated in this Form 10-K by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be in the 2019 Proxy Statement and is incorporated in this Form 10-K by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Consolidated Financial Statements

The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8 hereof.

2. Exhibits

1.1	Second Amended and Restated Distribution Agreement, dated as of December 28, 2018, for Medium-Term Notes, Series N of The Goldman Sachs Group, Inc.

1.2

Form of Underwriting Agreement for Subordinated Debt Securities of The Goldman Sachs Group Inc., issued under the Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc., and The Bank of New York Mellon, as trustee.

1.3	Form of Underwriting Agreement for preferred stock and depositary shares of The Goldman Sachs Group, Inc.

2.1	Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).

3.1

Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of January 24, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

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

Goldman Sachs 2018 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

4.9

Fourth Supplemental Indenture, dated as of August 21, 2018, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).

4.10

Ninth Supplemental Subordinated Debt Indenture, dated as of May 20, 2015, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee, with respect to the Subordinated Debt Indenture, dated as of February 20, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2015).

4.11

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

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (2018). †

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

10.7	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).

198	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.10	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).

10.11

Amendment No.  1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form  10-Q for the period ended August 25, 2000).

10.12

Letter, dated February  6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †

10.13

Letter, dated December  18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29,  2002). †

10.14

Letter, dated December  19, 2018, from The Goldman Sachs Group, Inc. to Mr. Lloyd C. Blankfein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 21, 2018). †

10.15

Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †

10.16

The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

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

10.22

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

10.25	Description of PMD Retiree Medical Program. †

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

Goldman Sachs 2018 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.28	Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.29

Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.30

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

10.35	Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.36	Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.37

The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.38	Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.39	Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.40	Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.41

Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).

10.42	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.43	Description of Compensation Arrangements with Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012). †

10.44

The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.45	Form of Non-Employee Director RSU Award Agreement. †

10.46	Form of One-Time RSU Award Agreement. †

10.47	Form of Year-End RSU Award Agreement (not fully vested). †

10.48	Form of Year-End RSU Award Agreement (fully vested). †

10.49	Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †

10.50	Form of Year-End Short-Term RSU Award Agreement. †

10.51

Form of Year-End Restricted Stock Award Agreement (not fully vested) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †

200	Goldman Sachs 2018 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.52

Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †

10.53	Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.54	Form of Fixed Allowance RSU Award Agreement. †

10.55	Form of Fixed Allowance Restricted Stock Award Agreement. †

10.56	Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.57	Form of Performance-Based Restricted Stock Unit Award Agreement. †

10.58	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.59	Form of Signature Card for Equity Awards. †

10.60

Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).

10.61

Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).

10.62

Lease, dated August  17, 2018, between Farringdon Street Partners Limited and Farringdon Street (Nominee) Limited, as Landlord, and Goldman Sachs International, as Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, and (vi) the notes to the Consolidated Financial Statements.

† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2018 Form 10-K	201

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer
Date:		February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David M. Solomon
Name:		David M. Solomon
Capacity:		Director, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:		February 25, 2019

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Drew G. Faust
Name:		Drew G. Faust
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Capacity:		Director
Date:		February 25, 2019

By:	/s/	William W. George
Name:		William W. George
Capacity:		Director
Date:		February 25, 2019

By:	/s/	James A. Johnson
Name:		James A. Johnson
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Capacity:		Director
Date:		February 25, 2019

By:	/s/	David A. Viniar
Name:		David A. Viniar
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Mark O. Winkelman
Name:		Mark O. Winkelman
Capacity:		Director
Date:		February 25, 2019

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Capacity:		Chief Financial Officer (Principal Financial Officer)
Date:		February 25, 2019

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Capacity:		Principal Accounting Officer
Date:		February 25, 2019

202	Goldman Sachs 2018 Form 10-K