Form 10-Q
period 2019-03-31
GOLDMAN SACHS GROUP INC
filed 2019-05-06
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	GS	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PrA	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	GS PrB	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PrC	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PrD	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	GS PrJ	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PrK	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	GS PrN	NYSE

5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE

Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE

Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp.	GCE	NYSE Arca

Medium-Term Notes, Series B, Index-Linked Notes due 2037	GSC	NYSE Arca

Medium-Term Notes, Series E, Index-Linked Notes due 2028 of GS Finance Corp.	FRLG	NYSE Arca

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 18, 2019, there were 365,838,779 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

Goldman Sachs March 2019 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March

in millions, except per share amounts	2019	2018
Revenues
Investment banking	$ 1,810	$ 1,793
Investment management	1,433	1,639
Commissions and fees	743	862
Market making	2,539	3,204
Other principal transactions	1,064	1,664
Total non-interest revenues	7,589	9,162
Interest income	5,597	4,230
Interest expense	4,379	3,312
Net interest income	1,218	918
Total net revenues	8,807	10,080
Provision for credit losses	224	44
Operating expenses
Compensation and benefits	3,259	4,057
Brokerage, clearing, exchange and distribution fees	762	844
Market development	184	182
Communications and technology	286	251
Depreciation and amortization	368	299
Occupancy	225	194
Professional fees	298	293
Other expenses	482	497
Total operating expenses	5,864	6,617
Pre-tax earnings	2,719	3,419
Provision for taxes	468	587
Net earnings	2,251	2,832
Preferred stock dividends	69	95
Net earnings applicable to common shareholders	$ 2,182	$ 2,737
Earnings per common share
Basic	$ 5.73	$ 7.02
Diluted	$ 5.71	$ 6.95
Average common shares
Basic	379.8	389.1
Diluted	382.4	393.8

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March

$ in millions	2019	2018
Net earnings	$ 2,251	$ 2,832
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	4	2
Debt valuation adjustment	(1,417)	270
Pension and postretirement liabilities	(7)	(4)
Available-for-sale securities	114	(158)
Other comprehensive income/(loss)	(1,306)	110
Comprehensive income	$ 945	$ 2,942

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	As of

$ in millions	March 2019	December 2018
Assets
Cash and cash equivalents	$ 87,884	$130,547
Collateralized agreements:
Securities purchased under agreements to resell (includes $132,445 and $139,220 at fair value)	132,445	139,258
Securities borrowed (includes $27,520 and $23,142 at fair value)	147,950	135,285
Receivables:
Loans receivable	82,674	80,590
Customer and other receivables (includes $1,614 and $3,189 at fair value)	73,438	79,315
Financial instruments owned (at fair value and includes $58,221 and $55,081 pledged as collateral)	363,275	336,161
Other assets	37,683	30,640
Total assets	$925,349	$931,796
Liabilities and shareholders’ equity
Deposits (includes $17,043 and $21,060 at fair value)	$164,136	$158,257
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	70,569	78,723
Securities loaned (includes $3,067 and $3,241 at fair value)	12,599	11,808
Other secured financings (includes $18,975 and $20,904 at fair value)	19,749	21,433
Customer and other payables	180,997	180,235
Financial instruments sold, but not yet purchased (at fair value)	100,947	108,897
Unsecured short-term borrowings (includes $21,251 and $16,963 at fair value)	45,432	40,502
Unsecured long-term borrowings (includes $47,473 and $46,584 at fair value)	224,473	224,149
Other liabilities (includes $132 and $132 at fair value)	16,174	17,607
Total liabilities	835,076	841,611
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 896,690,424 and 891,356,284 shares issued, and 366,771,581 and 367,741,973 shares outstanding	9	9
Share-based awards	2,739	2,845
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	54,862	54,005
Retained earnings	101,988	100,100
Accumulated other comprehensive income/(loss)	(613)	693
Stock held in treasury, at cost; 529,918,845 and 523,614,313 shares	(79,915)	(78,670)
Total shareholders’ equity	90,273	90,185
Total liabilities and shareholders’ equity	$925,349	$931,796

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2019 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March

$ in millions	2019	2018
Preferred stock
Beginning balance	$ 11,203	$ 11,853
Issued	–	–
Redeemed	–	(650)
Ending balance	11,203	11,203
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	2,845	2,777
Issuance and amortization of share-based awards	1,506	807
Delivery of common stock underlying share-based awards	(1,596)	(1,145)
Forfeiture of share-based awards	(16)	(18)
Exercise of share-based awards	–	(6)
Ending balance	2,739	2,415
Additional paid-in capital
Beginning balance	54,005	53,357
Delivery of common stock underlying share-based awards	1,587	1,660
Cancellation of share-based awards in satisfaction of withholding tax requirements	(730)	(1,040)
Preferred stock issuance costs, net of reversals upon redemption	–	15
Ending balance	54,862	53,992
Retained earnings
Beginning balance, as previously reported	100,100	91,519
Cumulative effect of change in accounting principle for:
Leases, net of tax	12	–
Revenue recognition from contracts with clients, net of tax	–	(53)
Beginning balance, adjusted	100,112	91,466
Net earnings	2,251	2,832
Dividends and dividend equivalents declared on common stock and share-based awards	(306)	(296)
Dividends declared on preferred stock	(69)	(80)
Preferred stock redemption premium	–	(15)
Ending balance	101,988	93,907
Accumulated other comprehensive income/(loss)
Beginning balance	693	(1,880)
Other comprehensive income/(loss)	(1,306)	110
Ending balance	(613)	(1,770)
Stock held in treasury, at cost
Beginning balance	(78,670)	(75,392)
Repurchased	(1,250)	(800)
Reissued	11	16
Other	(6)	(1)
Ending balance	(79,915)	(76,177)
Total shareholders’ equity	$ 90,273	$ 83,579

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March

$ in millions	2019	2018
Cash flows from operating activities
Net earnings	$ 2,251	$ 2,832
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	368	299
Share-based compensation	1,503	1,329
Provision for credit losses	224	44
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	6,168	(10,479)
Collateralized transactions (excluding other secured financings), net	(13,215)	14,304
Financial instruments owned (excluding available-for-sale securities)	(29,502)	(19,708)
Financial instruments sold, but not yet purchased	(7,888)	12,165
Other, net	(4,915)	(1,750)
Net cash used for operating activities	(45,006)	(964)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,128)	(1,563)
Proceeds from sales of property, leasehold improvements and equipment	2,266	1,007
Net cash used for business acquisitions	–	(68)
Purchase of investments	(4,803)	(3,188)
Proceeds from sales and paydowns of investments	5,015	183
Loans receivable, net	(1,851)	(5,584)
Net cash used for investing activities	(1,501)	(9,213)
Cash flows from financing activities
Unsecured short-term borrowings, net	381	2,875
Other secured financings (short-term), net	(2,690)	2,728
Proceeds from issuance of other secured financings (long-term)	1,442	1,262
Repayment of other secured financings (long-term), including the current portion	(525)	(2,282)
Purchase of Trust Preferred Securities	–	(35)
Proceeds from issuance of unsecured long-term borrowings	6,253	16,029
Repayment of unsecured long-term borrowings, including the current portion	(7,251)	(9,607)
Derivative contracts with a financing element, net	2,586	189
Deposits, net	5,594	12,336
Preferred stock redemption	–	(650)
Common stock repurchased	(1,250)	(800)
Settlement of share-based awards in satisfaction of withholding tax requirements	(730)	(1,040)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(375)	(376)
Other financing, net	409	–
Net cash provided by financing activities	3,844	20,629
Net increase/(decrease) in cash and cash equivalents	(42,663)	10,452
Cash and cash equivalents, beginning balance	130,547	110,051
Cash and cash equivalents, ending balance	$ 87,884	$120,503
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 4,372	$ 3,554
Cash payments/(refunds) for income taxes, net	$ (109)	$ 326

See Notes 11 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2019 Form 10-Q	4

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

These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2018. References to “the 2018 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the Securities and Exchange Commission.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2019 and March 2018 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2019 and March 31, 2018, respectively. All references to December 2018 refer to the date December 31, 2018. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs March 2019 Form 10-Q

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

Goldman Sachs March 2019 Form 10-Q	6

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

Use of Estimates

Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, accounting for goodwill and identifiable intangible assets, discretionary compensation accruals, the allowance for credit losses on loans receivable and lending commitments held for investment, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and provisions for losses that may arise from tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.

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

Net revenues from contracts with clients subject to this ASU represent approximately 50% of total non-interest net revenues (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for the three months ended March 2019, and approximately 40% of total non-interest net revenues (including approximately 75% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for the three months ended March 2018. Net interest income is not subject to this ASU. See Note 25 for information about net revenues by business segment.

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

Expenses associated with financial advisory assignments are recognized when incurred and are included in other expenses. Client reimbursements for such expenses are included in investment banking revenues.

Underwriting. Fees from underwriting assignments are recognized in revenues upon completion of the underlying transaction based on the terms of the assignment.

Expenses associated with underwriting assignments are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Such expenses are included in other expenses.

Investment Management

The firm earns management fees and incentive fees for investment management services, which are included in investment management revenues. The firm makes payments to brokers and advisors related to the placement of the firm’s investment funds (distribution fees), which are included in brokerage, clearing, exchange and distribution fees.

7	Goldman Sachs March 2019 Form 10-Q

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

Distribution fees paid by the firm are calculated based on either a percentage of the management fee, the investment fund’s net asset value or the committed capital. Such fees are included in brokerage, clearing, exchange and distribution fees.

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

Commissions and Fees

The firm earns commissions and fees from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed. The firm also provides third-party research services to clients in connection with certain soft-dollar arrangements. Third-party research costs incurred by the firm in connection with such arrangements are presented net within commissions and fees.

Remaining Performance Obligations

Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The firm’s remaining performance obligations are generally related to its financial advisory assignments and certain investment management activities. Revenues associated with remaining performance obligations relating to financial advisory assignments cannot be determined until the outcome of the transaction. For the firm’s investment management activities, where fees are calculated based on the net asset value of the fund or separately managed account, future revenues associated with such remaining performance obligations cannot be determined as such fees are subject to fluctuations in the market value of investments held by the fund or separately managed account.

The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2019, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2024. Annual revenues associated with such performance obligations average less than $250 million through 2024.

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

Goldman Sachs March 2019 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $11.74 billion as of March 2019 and $10.66 billion as of December 2018. Cash and cash equivalents also included interest-bearing deposits with banks of $76.14 billion as of March 2019 and $119.89 billion as of December 2018.

The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $21.16 billion as of March 2019 and $23.14 billion as of December 2018. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.

Customer and Other Receivables

Customer and other receivables included receivables from customers and counterparties of $49.36 billion as of March 2019 and $53.81 billion as of December 2018, and receivables from brokers, dealers and clearing organizations of $24.08 billion as of March 2019 and $25.50 billion as of December 2018. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions, collateral posted in connection with certain derivative transactions and certain transfers of assets accounted for as secured loans rather than purchases at fair value.

Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s customer and other receivables are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about customer and other receivables accounted for at fair value under the fair value option. In addition, the firm’s customer and other receivables included $3.12 billion as of March 2019 and $3.83 billion as of December 2018 of loans held for sale accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies. As of both March 2019 and December 2018, the carrying value of receivables not accounted for at fair value generally approximated fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2019 and December 2018. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.

Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.06 billion as of March 2019 and $1.94 billion as of December 2018. As of both March 2019 and December 2018 contract assets were not material.

Customer and Other Payables

Customer and other payables included payables to customers and counterparties of $174.62 billion as of March 2019 and $173.99 billion as of December 2018, and payables to brokers, dealers and clearing organizations of $6.38 billion as of March 2019 and $6.24 billion as of December 2018. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2019 and December 2018. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.

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

9	Goldman Sachs March 2019 Form 10-Q

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

In the consolidated statements of financial condition, derivatives are reported net of cash collateral received and posted under enforceable credit support agreements, when transacted under an enforceable netting agreement. In the consolidated statements of financial condition, resale and repurchase agreements, and securities borrowed and loaned, are not reported net of the related cash and securities received or posted as collateral. See Note 10 for further information about collateral received and pledged, including rights to deliver or repledge collateral. See Notes 7 and 10 for further information about offsetting assets and liabilities.

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

The firm generally issues new shares of common stock upon delivery of share-based awards. In certain cases, primarily related to conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards accounted for as equity instruments. For these awards, whose terms allow for cash settlement, additional paid-in capital is adjusted to the extent of the difference between the value of the award at the time of cash settlement and the grant-date value of the award. The tax effect related to the settlement of share-based awards is recorded in income tax benefit or expense.

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

Goldman Sachs March 2019 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In January 2016, the firm early adopted this ASU for the requirements related to DVA and reclassified the cumulative DVA from retained earnings to accumulated other comprehensive income/(loss). The adoption of the remaining provisions of the ASU in January 2018 did not have a material impact on the firm’s financial condition, results of operations or cash flows.

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

The firm adopted this ASU in January 2019 under a modified retrospective approach. Upon adoption, in accordance with the ASU, the firm elected to not reassess the lease classification or initial direct costs of existing leases, and to not reassess whether existing contracts contain a lease. In addition, the firm has elected to account for each contract’s lease and non-lease components as a single lease component. The impact of adoption was a gross up of $1.77 billion on the firm’s consolidated statements of financial condition and an increase to retained earnings of $12 million (net of tax) as of January 1, 2019.

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

Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, an initial allowance would be recorded for expected credit losses and recognized as an increase to the purchase price rather than as an expense. The ASU eliminates the existing accounting guidance for Purchased Credit Impaired (PCI) loans. The ASU is effective for the firm in January 2020 under a modified retrospective approach with early adoption permitted. The firm plans to adopt this ASU on January 1, 2020.

Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.

The firm has substantially completed development of credit loss models for significant loan portfolios and is in the process of testing these models and validating data inputs, while continuing to develop the policies, systems and controls that will be required to implement CECL. Based on the work completed to date, the current loan portfolio and the weighted average of a range of current forecasts of future economic conditions, the firm estimates that the allowance for credit losses will increase by approximately $600 million to $800 million when CECL is adopted. The estimated increase is driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios and will also take into account forecasts of expected future economic conditions. This increased allowance will not impact the firm’s realized losses in these loan portfolios. In addition, an allowance will be recorded for certain purchased loans with deterioration in credit quality since origination with a corresponding increase to their gross carrying value. Ultimately, the extent of the impact of adoption of this ASU on the firm’s consolidated financial statements may vary and will depend on, among other things, the economic environment, the completion of the firm’s models, policies and other management judgments, and the size and type of loan portfolios held by the firm on the date of adoption.

11	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Classification of Certain Cash Receipts and Cash Payments (ASC 230). In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the disclosure and classification of certain items within the statements of cash flows. The firm adopted this ASU in January 2018 and upon adoption reclassified these items within the consolidated statements of cash flows on a retrospective basis.

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

Goldman Sachs March 2019 Form 10-Q	12

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

The table below presents financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of March 2019
Money market instruments	$ 2,759	$ –
Government and agency obligations:
U.S.	107,220	9,169
Non-U.S.	51,763	19,262
Loans and securities backed by:
Commercial real estate	3,673	1
Residential real estate	13,030	1
Corporate debt instruments	31,848	7,767
State and municipal obligations	812	–
Other debt obligations	1,639	2
Equity securities	101,166	24,413
Commodities	3,462	–
Investments in funds at NAV	4,036	–
Subtotal	321,408	60,615
Derivatives	41,867	40,332
Total	$363,275	$100,947
As of December 2018
Money market instruments	$ 2,635	$ –
Government and agency obligations:
U.S.	110,616	5,080
Non-U.S.	43,607	25,347
Loans and securities backed by:
Commercial real estate	3,369	–
Residential real estate	12,949	1
Corporate debt instruments	31,207	10,411
State and municipal obligations	1,233	–
Other debt obligations	1,864	1
Equity securities	76,170	25,463
Commodities	3,729	–
Investments in funds at NAV	3,936	–
Subtotal	291,315	66,303
Derivatives	44,846	42,594
Total	$336,161	$108,897

In the table above:

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•

Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such amounts include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.01 billion as of March 2019 and $7.91 billion as of December 2018.

Gains and Losses from Market Making and Other Principal Transactions

The table below presents market making revenues by major product type and other principal transactions revenues.

	Three Months Ended March

$ in millions	2019	2018
Interest rates	$1,234	$ 905
Credit	238	318
Currencies	572	402
Equities	382	1,136
Commodities	113	443
Market making	2,539	3,204
Other principal transactions	1,064	1,664
Total	$3,603	$4,868

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

13	Goldman Sachs March 2019 Form 10-Q

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

	As of

$ in millions	March 2019	December 2018
Total level 1 financial assets	$195,787	$170,463
Total level 2 financial assets	354,812	354,515
Total level 3 financial assets	22,596	22,181
Investments in funds at NAV	4,036	3,936
Counterparty and cash collateral netting	(52,377)	(49,383)
Total financial assets at fair value	$524,854	$501,712
Total assets	$925,349	$931,796
Total level 3 financial assets divided by:
Total assets	2.4%	2.4%
Total financial assets at fair value	4.3%	4.4%
Total level 1 financial liabilities	$ 50,605	$ 54,151
Total level 2 financial liabilities	242,196	258,335
Total level 3 financial liabilities	26,424	23,804
Counterparty and cash collateral netting	(39,768)	(39,786)
Total financial liabilities at fair value	$279,457	$296,504
Total level 3 financial liabilities divided by total financial liabilities at fair value	9.5%	8.0%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

The table below presents a summary of level 3 financial assets.

	As of

$ in millions	March 2019	December 2018
Cash instruments	$ 17,935	$ 17,227
Derivatives	4,658	4,948
Other financial assets	3	6
Total	$ 22,596	$ 22,181

Level 3 financial assets as of March 2019 increased compared with December 2018, primarily reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

Goldman Sachs March 2019 Form 10-Q	14

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

•	Timing of expected future cash flows (duration) which, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

15	Goldman Sachs March 2019 Form 10-Q

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

Other Cash Instruments. Other cash instruments includes U.S. government and agency obligations, non-U.S. government and agency obligations, state and municipal obligations, and other debt obligations. Significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

Goldman Sachs March 2019 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Cash Instruments by Level

The table below presents cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2019
Assets
Money market instruments	$ 1,111	$ 1,648	$ –	$ 2,759
Government and agency obligations:
U.S.	77,043	30,152	25	107,220
Non-U.S.	37,421	14,326	16	51,763
Loans and securities backed by:
Commercial real estate	–	2,662	1,011	3,673
Residential real estate	–	12,476	554	13,030
Corporate debt instruments	1,044	26,552	4,252	31,848
State and municipal obligations	–	775	37	812
Other debt obligations	–	1,025	614	1,639
Equity securities	79,076	10,664	11,426	101,166
Commodities	–	3,462	–	3,462
Subtotal	$195,695	$103,742	$17,935	$317,372
Investments in funds at NAV				4,036
Total cash instrument assets				$321,408
Liabilities
Government and agency obligations:
U.S.	$ (9,160)	$ (9)	$ –	$ (9,169)
Non-U.S.	(17,315)	(1,947)	–	(19,262)
Loans and securities backed by:
Commercial real estate	–	(1)	–	(1)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(1)	(7,630)	(136)	(7,767)
Other debt obligations	–	(2)	–	(2)
Equity securities	(24,040)	(350)	(23)	(24,413)
Total cash instrument liabilities	$ (50,516)	$ (9,940)	$ (159)	$ (60,615)
As of December 2018
Assets
Money market instruments	$ 1,489	$ 1,146	$ –	$ 2,635
Government and agency obligations:
U.S.	82,264	28,327	25	110,616
Non-U.S.	33,231	10,366	10	43,607
Loans and securities backed by:
Commercial real estate	–	2,350	1,019	3,369
Residential real estate	–	12,286	663	12,949
Corporate debt instruments	468	26,515	4,224	31,207
State and municipal obligations	–	1,210	23	1,233
Other debt obligations	–	1,326	538	1,864
Equity securities	52,989	12,456	10,725	76,170
Commodities	–	3,729	–	3,729
Subtotal	$170,441	$ 99,711	$17,227	$287,379
Investments in funds at NAV				3,936
Total cash instrument assets				$291,315
Liabilities
Government and agency obligations:
U.S.	$ (5,067)	$ (13)	$ –	$ (5,080)
Non-U.S.	(23,872)	(1,475)	–	(25,347)
Loans and securities backed by residential real estate	–	(1)	–	(1)
Corporate debt instruments	(4)	(10,376)	(31)	(10,411)
Other debt obligations	–	(1)	–	(1)
Equity securities	(25,147)	(298)	(18)	(25,463)
Total cash instrument liabilities	$ (54,090)	$ (12,164)	$ (49)	$ (66,303)

In the table above:

•	Cash instrument assets are included in financial instruments owned and cash instrument liabilities are included in financial instruments sold, but not yet purchased.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures.

•	As of both March 2019 and December 2018, substantially all level 3 equity securities consisted of private equity securities.

Significant Unobservable Inputs

The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	March 2019		December 2018
Loans and securities backed by commercial real estate
Level 3 assets	$1,011		$1,019
Yield	4.0% to 22.0% (11.6%	)	6.9% to 22.5% (12.4%	)
Recovery rate	7.4% to 77.2% (44.3%	)	9.7% to 78.4% (42.9%	)
Duration (years)	0.7 to 5.5 (3.5)		0.4 to 7.1 (3.7)
Loans and securities backed by residential real estate
Level 3 assets	$554		$663
Yield	0.8% to 20.0% (8.8%	)	2.6% to 19.3% (9.2%	)
Cumulative loss rate	2.1% to 34.2% (17.6%	)	8.3% to 37.7% (19.2%	)
Duration (years)	1.2 to 16.4 (6.8)		1.4 to 14.0 (6.7)
Corporate debt instruments
Level 3 assets	$4,252		$4,224
Yield	1.5% to 24.1% (12.2%	)	0.7% to 32.3% (11.9%	)
Recovery rate	0.0% to 73.0% (55.5%	)	0.0% to 78.0% (57.8%	)
Duration (years)	0.3 to 6.3 (3.0)		0.4 to 13.5 (3.4)
Equity securities
Level 3 assets	$11,426		$10,725
Multiples	0.8x to 26.0x (6.6x	)	1.0x to 23.6x (8.1x	)
Discount rate/yield	6.0% to 22.1% (14.5%	)	6.5% to 22.1% (14.3%	)
Capitalization rate	3.7% to 12.6% (5.9%	)	3.5% to 12.3% (6.1%	)
Other cash instruments
Level 3 assets	$692		$596
Yield	2.5% to 12.7% (9.2%	)	4.1% to 11.5% (9.2%	)
Duration (years)	2.0 to 5.7 (3.2)		2.2 to 4.8 (2.8)

17	Goldman Sachs March 2019 Form 10-Q

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

•

Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of level 3 cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2019 and December 2018. Due to the distinctive nature of each level 3 cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

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

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended March

$ in millions	2019	2018
Total cash instrument assets
Beginning balance	$17,227	$15,395
Net realized gains/(losses)	86	122
Net unrealized gains/(losses)	229	564
Purchases	372	549
Sales	(329)	(213)
Settlements	(439)	(722)
Transfers into level 3	1,478	1,942
Transfers out of level 3	(689)	(695)
Ending balance	$17,935	$16,942
Total cash instrument liabilities
Beginning balance	$ (49)	$ (68)
Net realized gains/(losses)	–	2
Net unrealized gains/(losses)	(63)	7
Purchases	18	15
Sales	(52)	(13)
Settlements	8	23
Transfers into level 3	(24)	(9)
Transfers out of level 3	3	4
Ending balance	$ (159)	$ (39)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

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

Goldman Sachs March 2019 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended March

$ in millions	2019	2018
Loans and securities backed by commercial real estate
Beginning balance	$ 1,019	$ 1,126
Net realized gains/(losses)	14	11
Net unrealized gains/(losses)	1	23
Purchases	13	41
Sales	(31)	(4)
Settlements	(68)	(78)
Transfers into level 3	89	231
Transfers out of level 3	(26)	(84)
Ending balance	$ 1,011	$ 1,266
Loans and securities backed by residential real estate
Beginning balance	$ 663	$ 668
Net realized gains/(losses)	13	15
Net unrealized gains/(losses)	4	14
Purchases	27	35
Sales	(111)	(60)
Settlements	(43)	(29)
Transfers into level 3	22	34
Transfers out of level 3	(21)	(4)
Ending balance	$ 554	$ 673
Corporate debt instruments
Beginning balance	$ 4,224	$ 3,270
Net realized gains/(losses)	26	48
Net unrealized gains/(losses)	42	74
Purchases	170	141
Sales	(135)	(92)
Settlements	(116)	(346)
Transfers into level 3	447	460
Transfers out of level 3	(406)	(197)
Ending balance	$ 4,252	$ 3,358
Equity securities
Beginning balance	$10,725	$ 9,904
Net realized gains/(losses)	22	44
Net unrealized gains/(losses)	171	453
Purchases	124	314
Sales	(39)	(36)
Settlements	(164)	(239)
Transfers into level 3	816	1,205
Transfers out of level 3	(229)	(399)
Ending balance	$11,426	$11,246
Other cash instruments
Beginning balance	$ 596	$ 427
Net realized gains/(losses)	11	4
Net unrealized gains/(losses)	11	–
Purchases	38	18
Sales	(13)	(21)
Settlements	(48)	(30)
Transfers into level 3	104	12
Transfers out of level 3	(7)	(11)
Ending balance	$ 692	$ 399

Level 3 Rollforward Commentary

Three Months Ended March 2019. The net realized and unrealized gains on level 3 cash instrument assets of $315 million (reflecting $86 million of net realized gains and $229 million of net unrealized gains) for the three months ended March 2019 included gains/(losses) of $(28) million reported in market making, $240 million reported in other principal transactions and $103 million reported in interest income.

The net unrealized gains on level 3 cash instrument assets for the three months ended March 2019 primarily reflected gains on private equity securities, principally driven by company-specific events and corporate performance.

Transfers into level 3 during the three months ended March 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.

Transfers out of level 3 during the three months ended March 2019 primarily reflected transfers of certain corporate debt instruments and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Three Months Ended March 2018. The net realized and unrealized gains on level 3 cash instrument assets of $686 million (reflecting $122 million of net realized gains and $564 million of net unrealized gains) for the three months ended March 2018 included gains/(losses) of $(2) million reported in market making, $597 million reported in other principal transactions and $91 million reported in interest income.

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

19	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Available-for-Sale Securities

The table below presents information about cash instruments that are accounted for as available-for-sale.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2019
Less than 5 years	$ 3,827	$ 3,800	1.95%
Greater than 5 years	3,691	3,719	2.50%
Total	$ 7,518	$ 7,519	2.22%
As of December 2018
Less than 5 years	$ 5,954	$ 5,879	2.10%
Greater than 5 years	6,231	6,153	2.44%
Total	$12,185	$12,032	2.28%

In the table above:

•	Available-for-sale securities consists of U.S. government obligations that were classified in level 1 of the fair value hierarchy as of both March 2019 and December 2018.

•	During the three months ended March 2019, the firm sold $4.96 billion of available-for-sale securities. The realized gains on sales of such securities were not material.

•

The gross unrealized gains/(losses) included in accumulated other comprehensive income/(loss) were not material as of March 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were $153 million as of December 2018 and were related to securities in a continuous unrealized loss position for greater than a year.

•

Available-for-sale securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during either the three months ended March 2019 or the year ended December 2018.

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

Goldman Sachs March 2019 Form 10-Q	20

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

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2019
Private equity funds	$2,627	$ 794
Credit funds	696	957
Hedge funds	162	–
Real estate funds	551	215
Total	$4,036	$1,966
As of December 2018
Private equity funds	$2,683	$ 809
Credit funds	548	1,099
Hedge funds	161	–
Real estate funds	544	203
Total	$3,936	$2,111

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

21	Goldman Sachs March 2019 Form 10-Q

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

	As of March 2019		As of December 2018

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 601	$ 1,255	$ 760	$ 1,553
OTC-cleared	7,219	5,973	5,040	3,552
Bilateral OTC	247,629	229,113	227,274	211,091
Total interest rates	255,449	236,341	233,074	216,196
OTC-cleared	5,703	5,215	4,778	4,517
Bilateral OTC	14,338	14,324	14,658	13,784
Total credit	20,041	19,539	19,436	18,301
Exchange-traded	11	14	11	16
OTC-cleared	698	602	656	800
Bilateral OTC	79,011	77,888	85,772	87,953
Total currencies	79,720	78,504	86,439	88,769
Exchange-traded	2,729	2,546	4,445	4,093
OTC-cleared	305	317	433	439
Bilateral OTC	7,951	10,548	12,746	15,595
Total commodities	10,985	13,411	17,624	20,127
Exchange-traded	11,061	11,029	13,431	11,765
Bilateral OTC	33,821	41,397	34,687	40,668
Total equities	44,882	52,426	48,118	52,433
Subtotal	411,077	400,221	404,691	395,826
Accounted for as hedges
OTC-cleared	–	–	2	–
Bilateral OTC	3,208	4	3,024	7
Total interest rates	3,208	4	3,026	7
OTC-cleared	53	36	25	53
Bilateral OTC	84	17	54	61
Total currencies	137	53	79	114
Subtotal	3,345	57	3,105	121
Total gross fair value	$ 414,422	$ 400,278	$ 407,796	$ 395,947
Offset in consolidated statements of financial condition
Exchange-traded	$ (11,820)	$ (11,820)	$ (14,377)	$ (14,377)
OTC-cleared	(11,928)	(11,928)	(8,888)	(8,888)
Bilateral OTC	(297,392)	(297,392)	(290,961)	(290,961)
Counterparty netting	(321,140)	(321,140)	(314,226)	(314,226)
OTC-cleared	(1,605)	(7)	(1,389)	(164)
Bilateral OTC	(49,810)	(38,799)	(47,335)	(38,963)
Cash collateral netting	(51,415)	(38,806)	(48,724)	(39,127)
Total amounts offset	$(372,555)	$(359,946)	$(362,950)	$(353,353)
Included in consolidated statements of financial condition
Exchange-traded	$ 2,582	$ 3,024	$ 4,270	$ 3,050
OTC-cleared	445	208	657	309
Bilateral OTC	38,840	37,100	39,919	39,235
Total	$ 41,867	$ 40,332	$ 44,846	$ 42,594
Not offset in consolidated statements of financial condition
Cash collateral	$ (599)	$ (1,391)	$ (614)	$ (1,328)
Securities collateral	(12,777)	(8,995)	(12,740)	(8,414)
Total	$ 28,491	$ 29,946	$ 31,492	$ 32,852

	Notional Amounts as of

$ in millions	March 2019	December 2018
Not accounted for as hedges
Exchange-traded	$ 5,814,243	$ 5,139,159
OTC-cleared	19,542,492	14,290,327
Bilateral OTC	14,860,761	12,858,248
Total interest rates	40,217,496	32,287,734
OTC-cleared	386,010	394,494
Bilateral OTC	741,127	762,653
Total credit	1,127,137	1,157,147
Exchange-traded	7,396	5,599
OTC-cleared	112,778	113,360
Bilateral OTC	7,208,580	6,596,741
Total currencies	7,328,754	6,715,700
Exchange-traded	261,210	259,287
OTC-cleared	1,425	1,516
Bilateral OTC	237,984	244,958
Total commodities	500,619	505,761
Exchange-traded	712,848	635,988
Bilateral OTC	1,104,537	1,070,211
Total equities	1,817,385	1,706,199
Subtotal	50,991,391	42,372,541
Accounted for as hedges
OTC-cleared	90,907	85,681
Bilateral OTC	11,946	12,022
Total interest rates	102,853	97,703
OTC-cleared	3,397	2,911
Bilateral OTC	7,231	8,089
Total currencies	10,628	11,000
Subtotal	113,481	108,703
Total notional amounts	$51,104,872	$42,481,244

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•

Total gross fair value of derivatives included derivative assets of $9.27 billion as of March 2019 and $10.68 billion as of December 2018, and derivative liabilities of $15.77 billion as of March 2019 and $14.58 billion as of December 2018, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs March 2019 Form 10-Q	22

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

23	Goldman Sachs March 2019 Form 10-Q

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

Goldman Sachs March 2019 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Derivatives by Level

The table below presents the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2019
Assets
Interest rates	$ 84	$ 258,105	$ 468	$ 258,657
Credit	–	16,526	3,515	20,041
Currencies	–	79,597	260	79,857
Commodities	–	10,678	307	10,985
Equities	8	43,954	920	44,882
Gross fair value	92	408,860	5,470	414,422
Counterparty netting in levels	–	(319,366)	(812)	(320,178)
Subtotal	$ 92	$ 89,494	$ 4,658	$ 94,244
Cross-level counterparty netting				(962)
Cash collateral netting				(51,415)
Net fair value				$ 41,867
Liabilities
Interest rates	$(83)	$(235,775)	$ (487)	$(236,345)
Credit	–	(17,898)	(1,641)	(19,539)
Currencies	–	(78,326)	(231)	(78,557)
Commodities	–	(13,249)	(162)	(13,411)
Equities	(6)	(48,783)	(3,637)	(52,426)
Gross fair value	(89)	(394,031)	(6,158)	(400,278)
Counterparty netting in levels	–	319,366	812	320,178
Subtotal	$(89)	$ (74,665)	$(5,346)	$ (80,100)
Cross-level counterparty netting				962
Cash collateral netting				38,806
Net fair value				$ (40,332)
As of December 2018
Assets
Interest rates	$ 12	$ 235,680	$ 408	$ 236,100
Credit	–	15,992	3,444	19,436
Currencies	–	85,837	681	86,518
Commodities	–	17,193	431	17,624
Equities	10	47,168	940	48,118
Gross fair value	22	401,870	5,904	407,796
Counterparty netting in levels	–	(312,611)	(956)	(313,567)
Subtotal	$ 22	$ 89,259	$ 4,948	$ 94,229
Cross-level counterparty netting				(659)
Cash collateral netting				(48,724)
Net fair value				$ 44,846
Liabilities
Interest rates	$ (24)	$ (215,662)	$ (517)	$ (216,203)
Credit	–	(16,529)	(1,772)	(18,301)
Currencies	–	(88,663)	(220)	(88,883)
Commodities	–	(19,808)	(319)	(20,127)
Equities	(37)	(49,910)	(2,486)	(52,433)
Gross fair value	(61)	(390,572)	(5,314)	(395,947)
Counterparty netting in levels	–	312,611	956	313,567
Subtotal	$ (61)	$ (77,961)	$ (4,358)	$ (82,380)
Cross-level counterparty netting				659
Cash collateral netting				39,127
Net fair value				$ (42,594)

In the table above:

•	The gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of

$ in millions	March 2019	December 2018
Interest rates, net	$(19)	$(109)
Correlation	(55)% to 81% (50%/60%)	(10)% to 86% (66%/64%)
Volatility (bps)	31 to 150 (79/76)	31 to 150 (74/65)
Credit, net	$1,874	$1,672
Credit spreads (bps)	1 to 697 (96/55)	1 to 810 (109/63)
Upfront credit points	2 to 99 (45/41)	2 to 99 (44/40)
Recovery rates	25% to 60% (38%/33%)	25% to 70% (40%/40%)
Currencies, net	$29	$461
Correlation	10% to 70% (43%/36%)	10% to 70% (40%/36%)
Commodities, net	$145	$112
Volatility	8% to 48% (22%/22%)	10% to 75% (28%/27%)
Natural gas spread	$(2.61) to $3.19 ($(0.26)/$(0.27))	$(2.32) to $4.68 ($(0.26)/$(0.30))
Oil spread	$(6.53) to $7.47 ($1.65/$4.77)	$(3.44) to $16.62 ($4.53/$3.94)
Equities, net	$(2,717)	$(1,546)
Correlation	(68)% to 97% (45%/44%)	(68)% to 97% (48%/51%)
Volatility	3% to 87% (18%/16%)	3% to 102% (20%/18%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

25	Goldman Sachs March 2019 Form 10-Q

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs

The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements, as of both March 2019 and December 2018, to changes in significant unobservable inputs, in isolation:

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

Goldman Sachs March 2019 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward

The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March

$ in millions	2019	2018
Total level 3 derivatives
Beginning balance	$ 590	$(288)
Net realized gains/(losses)	49	52
Net unrealized gains/(losses)	(91)	219
Purchases	110	134
Sales	(1,574)	(124)
Settlements	384	329
Transfers into level 3	(34)	41
Transfers out of level 3	(122)	45
Ending balance	$ (688)	$ 408

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended March

$ in millions	2019	2018
Interest rates, net
Beginning balance	$ (109)	$ (410)
Net realized gains/(losses)	–	(5)
Net unrealized gains/(losses)	111	105
Purchases	2	6
Sales	(4)	(7)
Settlements	(17)	29
Transfers into level 3	(11)	38
Transfers out of level 3	9	(5)
Ending balance	$ (19)	$ (249)
Credit, net
Beginning balance	$ 1,672	$ 1,505
Net realized gains/(losses)	8	15
Net unrealized gains/(losses)	80	(297)
Purchases	42	19
Sales	(28)	(23)
Settlements	(32)	55
Transfers into level 3	55	(15)
Transfers out of level 3	77	23
Ending balance	$ 1,874	$ 1,282
Currencies, net
Beginning balance	$ 461	$ (181)
Net realized gains/(losses)	(12)	(17)
Net unrealized gains/(losses)	(131)	125
Purchases	2	7
Sales	(16)	(2)
Settlements	29	210
Transfers into level 3	(1)	27
Transfers out of level 3	(303)	–
Ending balance	$ 29	$ 169
Commodities, net
Beginning balance	$ 112	$ 47
Net realized gains/(losses)	18	(6)
Net unrealized gains/(losses)	15	31
Purchases	3	12
Sales	(6)	(1)
Settlements	(12)	(8)
Transfers into level 3	(8)	(8)
Transfers out of level 3	23	6
Ending balance	$ 145	$ 73
Equities, net
Beginning balance	$(1,546)	$(1,249)
Net realized gains/(losses)	35	65
Net unrealized gains/(losses)	(166)	255
Purchases	61	90
Sales	(1,520)	(91)
Settlements	416	43
Transfers into level 3	(69)	(1)
Transfers out of level 3	72	21
Ending balance	$(2,717)	$ (867)

27	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2019. The net realized and unrealized losses on level 3 derivatives of $42 million (reflecting $49 million of net realized gains and $91 million of net unrealized losses) for the three months ended March 2019 included losses of $28 million reported in market making and $14 million reported in other principal transactions.

The net unrealized losses on level 3 derivatives for the three months ended March 2019 were primarily attributable to losses on certain equity derivatives, primarily reflecting the impact of an increase in equity prices, losses on certain currency derivatives, primarily reflecting the impact of a decrease in interest rates, partially offset by gains on certain interest rate derivatives, primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates.

Transfers into level 3 derivatives during the three months ended March 2019 were not material.

Transfers out of level 3 derivatives during the three months ended March 2019 primarily reflected transfers of certain currency derivative assets to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives, partially offset by transfers of certain credit derivative liabilities to level 2, principally due to certain unobservable credit spread inputs no longer being significant to the valuation of these derivatives, and transfers of certain equity derivative liabilities to level 2, principally due to increased transparency and reduced significance of volatility and correlation inputs used to value these derivatives.

Three Months Ended March 2018. The net realized and unrealized gains on level 3 derivatives of $271 million (reflecting $52 million of net realized gains and $219 million of net unrealized gains) for the three months ended March 2018 included gains of $184 million reported in market making and $87 million reported in other principal transactions.

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

Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the three months ended March 2018 were not material.

OTC Derivatives

The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2019
Assets
Interest rates	$ 4,523	$13,257	$48,013	$ 65,793
Credit	901	3,276	3,696	7,873
Currencies	10,817	5,296	6,084	22,197
Commodities	2,900	1,284	173	4,357
Equities	3,222	5,325	1,190	9,737
Counterparty netting in tenors	(2,381)	(4,005)	(2,650)	(9,036)
Subtotal	$19,982	$24,433	$56,506	$100,921
Cross-tenor counterparty netting				(10,221)
Cash collateral netting				(51,415)
Total OTC derivative assets				$ 39,285
Liabilities
Interest rates	$ 5,653	$ 8,986	$28,090	$ 42,729
Credit	1,028	4,511	1,832	7,371
Currencies	9,845	7,114	4,034	20,993
Commodities	2,530	1,454	2,982	6,966
Equities	8,703	5,683	2,926	17,312
Counterparty netting in tenors	(2,381)	(4,005)	(2,650)	(9,036)
Subtotal	$25,378	$23,743	$37,214	$ 86,335
Cross-tenor counterparty netting				(10,221)
Cash collateral netting				(38,806)
Total OTC derivative liabilities				$ 37,308
As of December 2018
Assets
Interest rates	$ 2,810	$13,177	$47,426	$ 63,413
Credit	807	3,676	3,364	7,847
Currencies	10,976	5,076	6,486	22,538
Commodities	4,978	2,101	145	7,224
Equities	4,962	5,244	1,329	11,535
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$21,124	$25,391	$55,928	$102,443
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(48,724)
Total OTC derivative assets				$ 40,576
Liabilities
Interest rates	$ 4,193	$ 9,153	$29,377	$ 42,723
Credit	1,127	4,173	1,412	6,712
Currencies	13,553	6,871	4,474	24,898
Commodities	4,271	2,663	3,145	10,079
Equities	9,278	5,178	3,060	17,516
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$29,013	$24,155	$38,646	$ 91,814
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(39,127)
Total OTC derivative liabilities				$ 39,544

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•

Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is included in cross-tenor counterparty netting.

Goldman Sachs March 2019 Form 10-Q	28

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

As of March 2019, written credit derivatives had a total gross notional amount of $530.40 billion and purchased credit derivatives had a total gross notional amount of $596.76 billion, for total net notional purchased protection of $66.36 billion. As of December 2018, written credit derivatives had a total gross notional amount of $554.17 billion and purchased credit derivatives had a total gross notional amount of $603.00 billion, for total net notional purchased protection of $48.83 billion. Substantially all of the firm’s written and purchased credit derivatives are credit default swaps.

29	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$123,030	$ 7,548	$ 1,053	$ 2,782	$134,413
1 – 5 years	281,554	15,327	8,980	6,194	312,055
Greater than 5 years	73,217	8,001	2,210	505	83,933
Total	$477,801	$30,876	$12,243	$ 9,481	$530,401
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$420,734	$22,348	$10,634	$ 8,634	$462,350
Other	120,611	8,997	3,042	1,757	134,407
Fair Value of Written Credit Derivatives
Asset	$ 9,600	$ 623	$ 147	$ 125	$ 10,495
Liability	1,540	1,344	831	2,762	6,477
Net asset/(liability)	$ 8,060	$ (721)	$ (684)	$ (2,637)	$ 4,018
As of December 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$145,828	$ 9,763	$ 1,151	$ 3,848	$160,590
1 – 5 years	298,228	21,100	13,835	7,520	340,683
Greater than 5 years	45,690	5,966	1,121	122	52,899
Total	$489,746	$36,829	$16,107	$11,490	$554,172
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$413,445	$25,373	$14,243	$ 8,841	$461,902
Other	115,754	14,273	7,555	3,513	141,095
Fair Value of Written Credit Derivatives
Asset	$ 8,656	$ 543	$ 95	$ 80	$ 9,374
Liability	1,990	1,415	1,199	3,368	7,972
Net asset/(liability)	$ 6,666	$ (872)	$ (1,104)	$ (3,288)	$ 1,402

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

The net gains/(losses), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $(163) million for the three months ended March 2019 and $152 million for the three months ended March 2018.

Bifurcated Embedded Derivatives

The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	March 2019	December 2018
Fair value of assets	$ 978	$ 980
Fair value of liabilities	1,381	1,297
Net liability	$ 403	$ 317
Notional amount	$10,627	$10,229

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

	As of

$ in millions	March 2019	December 2018
Net derivative liabilities under bilateral agreements	$30,598	$29,583
Collateral posted	$27,425	$24,393
Additional collateral or termination payments:
One-notch downgrade	$ 312	$ 262
Two-notch downgrade	$ 959	$ 959

Goldman Sachs March 2019 Form 10-Q	30

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

	Three Months Ended March

$ in millions	2019	2018
Interest rate hedges	$ 1,256	$(1,369)
Hedged borrowings and deposits	$(1,351)	$ 1,230
Interest expense	$ 4,379	$ 3,312

In the table above, the difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.

The table below presents the carrying value of the hedged items that are currently designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2019
Deposits	$12,963	$ (33)
Unsecured short-term borrowings	$ 5,155	$ (1)
Unsecured long-term borrowings	$73,623	$4,657
As of December 2018
Deposits	$11,924	$ (156)
Unsecured short-term borrowings	$ 4,450	$ (12)
Unsecured long-term borrowings	$68,839	$2,759

In the table above, cumulative hedging adjustment included $2.16 billion as of March 2019 and $1.74 billion as of December 2018 of hedging adjustments from prior hedging relationships that were de-designated and were related to unsecured long-term borrowings.

In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $1.03 billion as of March 2019 and $1.51 billion as of December 2018 and substantially all were related to unsecured long-term borrowings.

31	Goldman Sachs March 2019 Form 10-Q

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

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March

$ in millions	2019	2018
Hedges:
Foreign currency forward contract	$14	$(210)
Foreign currency-denominated debt	$31	$(107)

Gains or losses on individual net investments in non-U.S. operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2019 and March 2018.

The firm had designated $2.90 billion as of March 2019 and $1.99 billion as of December 2018 of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

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

Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned in Fixed Income, Currency and Commodities (FICC) Client Execution;

•	Substantially all other secured financings, including transfers of assets accounted for as financings;

•	Certain unsecured short-term and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including transfers of assets accounted for as secured loans and certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.

Goldman Sachs March 2019 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level

The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2019
Assets
Resale agreements	$ –	$ 132,445	$ –	$ 132,445
Securities borrowed	–	27,520	–	27,520
Customer and other receivables	–	1,611	3	1,614
Total	$ –	$ 161,576	$ 3	$ 161,579
Liabilities
Deposits	$ –	$ (13,692)	$ (3,351)	$ (17,043)
Repurchase agreements	–	(70,540)	(29)	(70,569)
Securities loaned	–	(3,067)	–	(3,067)
Other secured financings	–	(18,783)	(192)	(18,975)
Unsecured borrowings:
Short-term	–	(15,738)	(5,513)	(21,251)
Long-term	–	(35,771)	(11,702)	(47,473)
Other liabilities	–	–	(132)	(132)
Total	$ –	$(157,591)	$(20,919)	$(178,510)
As of December 2018
Assets
Resale agreements	$ –	$ 139,220	$ –	$ 139,220
Securities borrowed	–	23,142	–	23,142
Customer and other receivables	–	3,183	6	3,189
Total	$ –	$ 165,545	$ 6	$ 165,551
Liabilities
Deposits	$ –	$ (17,892)	$ (3,168)	$ (21,060)
Repurchase agreements	–	(78,694)	(29)	(78,723)
Securities loaned	–	(3,241)	–	(3,241)
Other secured financings	–	(20,734)	(170)	(20,904)
Unsecured borrowings:
Short-term	–	(12,887)	(4,076)	(16,963)
Long-term	–	(34,761)	(11,823)	(46,584)
Other liabilities	–	(1)	(131)	(132)
Total	$ –	$ (168,210)	$ (19,397)	$ (187,607)

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

See below for information about the significant inputs (including the significant unobservable inputs) used to value other financial assets and financial liabilities at fair value.

Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both March 2019 and December 2018, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both March 2019 and December 2018, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.

Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. As of both March 2019 and December 2018, the firm’s level 3 other secured financings were not material. See Note 10 for further information about collateralized agreements and financings.

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

Customer and Other Receivables. Customer and other receivables at fair value primarily consist of prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both March 2019 and December 2018, the firm’s level 3 customer and other receivables were not material.

33	Goldman Sachs March 2019 Form 10-Q

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

	Three Months Ended March

$ in millions	2019	2018
Total other financial assets
Beginning balance	$ 6	$ 4
Net unrealized gains/(losses)	(3)	(3)
Ending balance	$ 3	$ 1
Total other financial liabilities
Beginning balance	$(19,397)	$(15,462)
Net realized gains/(losses)	(79)	(34)
Net unrealized gains/(losses)	(1,494)	362
Purchases	–	(5)
Sales	–	3
Issuances	(3,036)	(4,591)
Settlements	3,307	2,346
Transfers into level 3	(571)	(27)
Transfers out of level 3	351	897
Ending balance	$(20,919)	$(16,511)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

	Three Months Ended March

$ in millions	2019	2018
Deposits
Beginning balance	$ (3,168)	$(2,968)
Net realized gains/(losses)	(1)	(3)
Net unrealized gains/(losses)	(142)	48
Issuances	(197)	(216)
Settlements	111	9
Transfers into level 3	(16)	(16)
Transfers out of level 3	62	–
Ending balance	$ (3,351)	$(3,146)
Repurchase agreements
Beginning balance	$ (29)	$ (37)
Net unrealized gains/(losses)	(4)	–
Settlements	4	2
Ending balance	$ (29)	$ (35)
Other secured financings
Beginning balance	$ (170)	$ (389)
Net realized gains/(losses)	11	–
Net unrealized gains/(losses)	(10)	(1)
Purchases	–	(4)
Issuances	(11)	(2)
Settlements	8	19
Transfers into level 3	(20)	–
Transfers out of level 3	–	45
Ending balance	$ (192)	$ (332)
Unsecured short-term borrowings
Beginning balance	$ (4,076)	$(4,594)
Net realized gains/(losses)	7	(28)
Net unrealized gains/(losses)	(425)	114
Issuances	(2,155)	(2,885)
Settlements	1,344	1,878
Transfers into level 3	(338)	(10)
Transfers out of level 3	130	631
Ending balance	$ (5,513)	$(4,894)
Unsecured long-term borrowings
Beginning balance	$(11,823)	$(7,434)
Net realized gains/(losses)	(103)	(8)
Net unrealized gains/(losses)	(912)	223
Purchases	–	(1)
Sales	–	3
Issuances	(666)	(1,483)
Settlements	1,840	437
Transfers into level 3	(197)	(1)
Transfers out of level 3	159	221
Ending balance	$(11,702)	$(8,043)
Other liabilities
Beginning balance	$ (131)	$ (40)
Net realized gains/(losses)	7	5
Net unrealized gains/(losses)	(1)	(22)
Issuances	(7)	(5)
Settlements	–	1
Ending balance	$ (132)	$ (61)

Goldman Sachs March 2019 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 Rollforward Commentary

Three Months Ended March 2019. The net realized and unrealized losses on level 3 other financial liabilities of $1.57 billion (reflecting $79 million of net realized losses and $1.49 billion of net unrealized losses) for the three months ended March 2019 included losses of $1.22 billion reported in market making and $1 million reported in other principal transactions in the consolidated statements of earnings, and $350 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended March 2019 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices.

Transfers into level 3 other financial liabilities during the three months ended March 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.

Transfers out of level 3 other financial liabilities during the three months ended March 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.

Three Months Ended March 2018. The net realized and unrealized gains on level 3 other financial liabilities of $328 million (reflecting $34 million of net realized losses and $362 million of net unrealized gains) for the three months ended March 2018 included gains/(losses) of $283 million reported in market making, $(4) million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $50 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the three months ended March 2018 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to a decrease in global equity prices, and changes in foreign exchange rates.

Transfers into level 3 other financial liabilities during the three months ended March 2018 were not material.

Transfers out of level 3 other financial liabilities during the three months ended March 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain correlation and volatility inputs used to value these instruments.

Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option

The table below presents the gains and losses recognized in earnings as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities.

	Three Months Ended March

$ in millions	2019	2018
Unsecured short-term borrowings	$(1,616)	$ 86
Unsecured long-term borrowings	(2,229)	701
Other liabilities	6	(17)
Other	(529)	166
Total	$(4,368)	$936

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•

Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•

Gains/(losses) included in unsecured short-term and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three months ended March 2019 and March 2018. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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

35	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Loans and Lending Commitments

The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of

$ in millions	March 2019	December 2018
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 824	$1,837
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$7,220	$5,260
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,381	$2,010

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.

The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $38 million as of March 2019 and $45 million as of December 2018, and the related total contractual amount of these lending commitments was $7.27 billion as of March 2019 and $7.72 billion as of December 2018. See Note 18 for further information about lending commitments.

Long-Term Debt Instruments

The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both March 2019 and December 2018. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.96 billion as of March 2019 and $3.47 billion as of December 2018. The amounts above include both principal-protected and non-principal-protected long-term borrowings.

Impact of Credit Spreads on Loans and Lending Commitments

The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $77 million for the three months ended March 2019 and $108 million for the three months ended March 2018. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Debt Valuation Adjustment

The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.

The table below presents information about the net DVA gains/(losses) on financial liabilities for which the fair value option was elected.

	Three Months Ended March

$ in millions	2019	2018
DVA (pre-tax)	$(1,889)	$359
DVA (net of tax)	$(1,417)	$270

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•

The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2019 and March 2018.

Goldman Sachs March 2019 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 9.

Loans Receivable

Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans receivable.

	As of

$ in millions	March 2019	December 2018
Corporate loans	$40,705	$37,283
PWM loans	17,101	17,518
Commercial real estate loans	11,867	11,441
Residential real estate loans	6,158	7,284
Consumer loans	4,675	4,536
Other loans	3,301	3,594
Total loans receivable, gross	83,807	81,656
Allowance for loan losses	(1,133)	(1,066)
Total loans receivable	$82,674	$80,590

The fair value of loans receivable was $82.96 billion as of March 2019 and $80.74 billion as of December 2018. Had these loans been carried at fair value and included in the fair value hierarchy, $41.52 billion as of March 2019 and $40.64 billion as of December 2018 would have been classified in level 2, and $41.44 billion as of March 2019 and $40.10 billion as of December 2018 would have been classified in level 3.

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

•

Private Wealth Management (PWM) Loans. PWM loans includes loans extended by the private bank. These loans are used to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity for other needs. Substantially all of such loans are secured by securities, commercial real estate or other assets.

•

Commercial Real Estate Loans. Commercial real estate loans includes loans extended by the firm, other than those extended by the private bank, that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans also includes loans purchased by the firm.

•

Residential Real Estate Loans. Residential real estate loans primarily includes loans extended by the firm to clients who warehouse assets that are directly or indirectly secured by residential real estate and loans purchased by the firm.

•	Consumer Loans. Consumer loans represents unsecured consumer loans originated by the firm.

•

Other Loans. Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans. Other loans also includes unsecured consumer loans purchased by the firm.

Lending Commitments

The table below presents information about lending commitments that are held for investment and accounted for on an accrual basis.

	As of

$ in millions	March 2019	December 2018
Corporate	$112,735	$113,484
Other	8,085	7,513
Total	$120,820	$120,997

In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•

Other lending commitments primarily relates to lending commitments extended to clients who warehouse assets backed by real estate and other assets and in connection with commercial real estate financing.

•

The carrying value of lending commitments were liabilities of $436 million (including allowance for losses of $290 million) as of March 2019 and $443 million (including allowance for losses of $286 million) as of December 2018.

•

The estimated fair value of such lending commitments were liabilities of $3.15 billion as of March 2019 and $3.78 billion as of December 2018. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $873 million as of March 2019 and $1.12 billion as of December 2018 would have been classified in level 2, and $2.28 billion as of March 2019 and $2.66 billion as of December 2018 would have been classified in level 3.

37	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

PCI Loans

Loans receivable includes PCI loans, which represent acquired loans or pools of loans with evidence of credit deterioration subsequent to their origination and where it is probable, at acquisition, that the firm will not be able to collect all contractually required payments. Loans acquired within the same reporting period, which have at least two common risk characteristics, one of which relates to their credit risk, are eligible to be pooled together and considered a single unit of account. PCI loans are initially recorded at the acquisition price and the difference between the acquisition price and the expected cash flows (accretable yield) is recognized as interest income over the life of such loans or pools of loans on an effective yield method. Expected cash flows on PCI loans are determined using various inputs and assumptions, including default rates, loss severities, recoveries, amount and timing of prepayments and other macroeconomic indicators. The firm did not acquire any PCI loans during either the three months ended March 2019 or March 2018.

The table below presents information about PCI loans.

	As of

$ in millions	March 2019	December 2018
Commercial real estate loans	$ 524	$ 581
Residential real estate loans	2,198	2,457
Other loans	2	4
Total gross carrying value	$2,724	$3,042
Total outstanding principal balance	$5,078	$5,576
Total accretable yield	$ 401	$ 459

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

The firm enters into economic hedges to mitigate credit risk on certain loans receivable and corporate lending commitments (both of which are held for investment) related to relationship lending activities. Such hedges are accounted for at fair value. See Note 18 for further information about these lending commitments and associated hedges.

The table below presents gross loans receivable (excluding PCI and consumer loans of $7.40 billion as of March 2019 and $7.58 billion as of December 2018) and lending commitments by an internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of March 2019
Investment-grade	$28,316	$ 79,675	$107,991
Non-investment-grade	48,092	41,145	89,237
Total	$76,408	$120,820	$197,228
As of December 2018
Investment-grade	$28,290	$ 81,959	$110,249
Non-investment-grade	45,788	39,038	84,826
Total	$74,078	$120,997	$195,075
Regulatory Risk Rating
As of March 2019
Non-criticized/pass	$71,956	$117,981	$189,937
Criticized	4,452	2,839	7,291
Total	$76,408	$120,820	$197,228
As of December 2018
Non-criticized/pass	$70,153	$117,923	$188,076
Criticized	3,925	3,074	6,999
Total	$74,078	$120,997	$195,075

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

The table below presents gross consumer loans receivable and the concentration by refreshed FICO credit score.

	As of

$ in millions	March 2019	December 2018
Consumer loans, gross	$4,675	$4,536
Refreshed FICO credit score
Greater than or equal to 660	87%	88%
Less than 660	13%	12%
Total	100%	100%

For PCI loans, the firm’s risk assessment process includes reviewing certain key metrics, such as delinquency status, collateral values, expected cash flows and other risk factors.

Goldman Sachs March 2019 Form 10-Q	38

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

The gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $800 million as of March 2019 and $838 million as of December 2018. Such loans included $59 million as of March 2019 and $27 million as of December 2018 of corporate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were $38 million as of March 2019 and the firm did not have such lending commitments as of December 2018. The amount of loans 30 days or more past due was $168 million as of March 2019 and $208 million as of December 2018.

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

39	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of March 2019
Loans Receivable
Corporate loans	$568	$ 40,137	$ –	$ 40,705
PWM loans	36	17,065	–	17,101
Commercial real estate loans	44	11,299	524	11,867
Residential real estate loans	152	3,808	2,198	6,158
Consumer loans	–	4,675	–	4,675
Other loans	–	3,299	2	3,301
Total	$800	$ 80,283	$2,724	$ 83,807
Lending Commitments
Corporate	$ 67	$112,668	$ –	$112,735
Other	3	8,082	–	8,085
Total	$ 70	$120,750	$ –	$120,820
As of December 2018
Loans Receivable
Corporate loans	$358	$ 36,925	$ –	$ 37,283
PWM loans	46	17,472	–	17,518
Commercial real estate loans	9	10,851	581	11,441
Residential real estate loans	425	4,402	2,457	7,284
Consumer loans	–	4,536	–	4,536
Other loans	–	3,590	4	3,594
Total	$838	$ 77,776	$3,042	$ 81,656
Lending Commitments
Corporate	$ 31	$113,453	$ –	$113,484
Other	–	7,513	–	7,513
Total	$ 31	$120,966	$ –	$120,997

In the table above:

•

Gross loans receivable and lending commitments, subject to specific loan-level reserves, included $521 million as of March 2019 and $484 million as of December 2018 of impaired loans and lending commitments, which did not require a reserve as the loan was deemed to be recoverable.

•	Gross loans receivable deemed impaired and subject to specific loan-level reserves as a percentage of total gross loans receivable was 1.0% as of both March 2019 and December 2018.

The table below presents information about the allowance for credit losses.

	Three Months Ended March 2019		Year Ended December 2018

$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for credit losses
Beginning balance	$1,066	$286	$ 803	$274
Net charge-offs	(98)	–	(337)	–
Provision	220	4	654	20
Other	(55)	–	(54)	(8)
Ending balance	$1,133	$290	$1,066	$286
Allowance for losses by impairment methodology
Specific	$ 84	$ 5	$ 102	$ 3
Portfolio	940	285	848	283
PCI	109	–	116	–
Total	$1,133	$290	$1,066	$286

In the table above:

•	Net charge-offs were primarily related to consumer loans for the three months ended March 2019 and consumer loans and commercial real estate PCI loans for the year ended December 2018.

•	The provision for credit losses was primarily related to consumer loans for the three months ended March 2019 and consumer loans and corporate loans for the year ended December 2018.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•

Portfolio level reserves were primarily related to corporate loans and lending commitments. Specific loan-level reserves were substantially all related to corporate loans. Reserves on PCI loans were related to real estate loans.

•	Substantially all of the allowance for losses on lending commitments was related to corporate lending commitments.

•	Allowance for loan losses as a percentage of total gross loans receivable was 1.4% as of March 2019 and 1.3% as of December 2018.

•	Net charge-offs as a percentage of average total gross loans receivable were 0.5% on an annualized basis for the three months ended March 2019 and 0.5% for the year ended December 2018.

Goldman Sachs March 2019 Form 10-Q	40

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

The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of

$ in millions	March 2019	December 2018
Resale agreements	$132,445	$139,258
Securities borrowed	$147,950	$135,285
Repurchase agreements	$ 70,569	$ 78,723
Securities loaned	$ 12,599	$ 11,808

In the table above:

•

Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•

Securities borrowed of $27.52 billion as of March 2019 and $23.14 billion as of December 2018, and securities loaned of $3.07 billion as of March 2019 and $3.24 billion as of December 2018 were at fair value.

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

41	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Securities borrowed and loaned within Securities Services are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2019 and December 2018.

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

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2019
Included in consolidated statements of financial condition
Gross carrying value	$ 226,458	$ 152,044	$ 164,582	$ 16,693
Counterparty netting	(94,013)	(4,094)	(94,013)	(4,094)
Total	132,445	147,950	70,569	12,599
Amounts not offset
Counterparty netting	(7,076)	(1,492)	(7,076)	(1,492)
Collateral	(123,249)	(138,706)	(62,412)	(10,736)
Total	$ 2,120	$ 7,752	$ 1,081	$ 371
As of December 2018
Included in consolidated statements of financial condition
Gross carrying value	$ 246,284	$ 139,556	$ 185,749	$ 16,079
Counterparty netting	(107,026)	(4,271)	(107,026)	(4,271)
Total	139,258	135,285	78,723	11,808
Amounts not offset
Counterparty netting	(5,870)	(1,104)	(5,870)	(1,104)
Collateral	(130,707)	(127,340)	(70,691)	(10,491)
Total	$ 2,681	$ 6,841	$ 2,162	$ 213

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•

Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Gross Carrying Value of Repurchase Agreements and Securities Loaned

The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2019
Money market instruments	$ 119	$ –
U.S. government and agency obligations	85,255	–
Non-U.S. government and agency obligations	67,980	2,512
Securities backed by commercial real estate	8	–
Securities backed by residential real estate	195	–
Corporate debt securities	5,960	461
State and municipal obligations	46	–
Equity securities	5,019	13,720
Total	$164,582	$16,693
As of December 2018
Money market instruments	$ 100	$ –
U.S. government and agency obligations	88,060	–
Non-U.S. government and agency obligations	84,443	2,438
Securities backed by commercial real estate	3	–
Securities backed by residential real estate	221	–
Corporate debt securities	5,495	195
Other debt obligations	25	–
Equity securities	7,402	13,446
Total	$185,749	$16,079

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of March 2019

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 64,892	$10,354
2 - 30 days	59,517	3,114
31 - 90 days	14,774	1,085
91 days - 1 year	20,740	2,140
Greater than 1 year	4,659	–
Total	$164,582	$16,693

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs March 2019 Form 10-Q	42

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

Other secured financings includes nonrecourse arrangements. Nonrecourse other secured financings were $9.33 billion as of March 2019 and $8.47 billion as of December 2018.

The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.

Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both March 2019 and December 2018.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2019
Other secured financings (short-term):
At fair value	$ 2,640	$4,307	$ 6,947
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	9,665	2,363	12,028
At amortized cost	774	–	774
Total other secured financings	$13,079	$6,670	$19,749
Other secured financings collateralized by:
Financial instruments	$ 8,160	$5,709	$13,869
Other assets	$ 4,919	$ 961	$ 5,880
As of December 2018
Other secured financings (short-term):
At fair value	$ 3,528	$6,027	$ 9,555
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	9,010	2,339	11,349
At amortized cost	529	–	529
Total other secured financings	$13,067	$8,366	$21,433
Other secured financings collateralized by:
Financial instruments	$ 8,960	$7,550	$16,510
Other assets	$ 4,107	$ 816	$ 4,923

In the table above:

•

Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•

U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 2.78% as of March 2019 and 4.02% as of December 2018. These rates include the effect of hedging activities.

•

Total other secured financings included $2.48 billion as of March 2019 and $2.40 billion as of December 2018 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $2.76 billion as of March 2019 and $2.41 billion as of December 2018, both primarily included in financial instruments owned.

•

Other secured financings collateralized by financial instruments included $10.62 billion as of March 2019 and $12.41 billion as of December 2018 of other secured financings collateralized by financial instruments owned, and included $3.25 billion as of March 2019 and $4.10 billion as of December 2018 of other secured financings collateralized by financial instruments received as collateral and repledged.

43	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents other secured financings by maturity.

$ in millions	As of March 2019
Other secured financings (short-term)	$ 6,947
Other secured financings (long-term):
2020	3,716
2021	1,797
2022	2,584
2023	1,158
2024	722
2025 - thereafter	2,825
Total other secured financings (long-term)	12,802
Total other secured financings	$19,749

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

	As of

$ in millions	March 2019	December 2018
Collateral available to be delivered or repledged	$686,033	$681,516
Collateral that was delivered or repledged	$549,843	$565,625

In the table above, collateral available to be delivered or repledged excludes $11.05 billion as of March 2019 and $14.10 billion as of December 2018 of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.

The table below presents information about assets pledged.

As of

$ in millions	March 2019	December 2018
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 58,221	$ 55,081
Did not have the right to deliver or repledge	$ 77,707	$ 73,540
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 9,742	$ 8,037

The firm also segregated securities included in financial instruments owned of $14.53 billion as of March 2019 and $23.03 billion as of December 2018 for regulatory and other purposes. See Note  3 for information about segregated cash.

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

Goldman Sachs March 2019 Form 10-Q	44

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

The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. These interests are primarily accounted for at fair value and classified in level 2 of the fair value hierarchy. Interests not accounted for at fair value are carried at amounts that approximate fair value. See Notes 5 through 8 for further information about fair value measurements.

The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Three Months Ended March

$ in millions	2019	2018
Residential mortgages	$3,489	$6,797
Commercial mortgages	671	2,039
Other financial assets	172	234
Total financial assets securitized	$4,332	$9,070
Retained interests cash flows	$ 93	$ 96

In the table above, financial assets securitized included assets of $104 million during the three months ended March 2019 and $196 million during the three months ended March 2018, which were securitized in a non-cash exchange for loans receivable and held-to-maturity securities.

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2019
U.S. government agency-issued collateralized mortgage obligations	$24,237	$2,090	$ 5
Other residential mortgage-backed	21,091	976	16
Other commercial mortgage-backed	14,173	452	14
Corporate debt and other asset-backed	3,283	165	3
Total	$62,784	$3,683	$38
As of December 2018
U.S. government agency-issued collateralized mortgage obligations	$24,506	$1,758	$29
Other residential mortgage-backed	19,560	941	15
Other commercial mortgage-backed	15,088	448	10
Corporate debt and other asset-backed	3,311	133	3
Total	$62,465	$3,280	$57

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•

Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $3.65 billion as of March 2019 and $3.28 billion as of December 2018.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $59 million as of March 2019 and $75 million as of December 2018, and the notional amount of these derivatives and commitments was $998 million as of March 2019 and $1.09 billion as of December 2018. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

45	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	March 2019	December 2018
Fair value of retained interests	$ 3,484	$ 3,151
Weighted average life (years)	6.2	7.2
Constant prepayment rate	13.8%	11.9%
Impact of 10% adverse change	$ (30)	$ (27)
Impact of 20% adverse change	$ (57)	$ (53)
Discount rate	4.5%	4.7%
Impact of 10% adverse change	$ (71)	$ (75)
Impact of 20% adverse change	$ (139)	$ (147)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $164 million and a weighted average life of 4.0 years as of March 2019, and a fair value of $133 million and a weighted average life of 4.2 years as of December 2018. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2019 and December 2018. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $165 million as of March 2019 and $133 million as of December 2018.

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

VIE Consolidation Analysis

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

Goldman Sachs March 2019 Form 10-Q	46

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

Nonconsolidated VIEs

The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	March 2019	December 2018
Total nonconsolidated VIEs
Assets in VIEs	$122,879	$118,186
Carrying value of variable interests — assets	10,188	9,543
Carrying value of variable interests — liabilities	495	478
Maximum exposure to loss:
Retained interests	3,683	3,280
Purchased interests	833	983
Commitments and guarantees	3,283	2,745
Derivatives	8,930	8,975
Loans and investments	5,237	4,728
Total maximum exposure to loss	$ 21,966	$ 20,711

In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

47	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	March 2019	December 2018
Mortgage-backed
Assets in VIEs	$72,538	$73,262
Carrying value of variable interests — assets	4,275	4,090
Maximum exposure to loss:
Retained interests	3,518	3,147
Purchased interests	754	941
Commitments and guarantees	36	35
Derivatives	69	77
Total maximum exposure to loss	$ 4,377	$ 4,200
Real estate, credit- and power-related and other investing
Assets in VIEs	$19,778	$18,851
Carrying value of variable interests — assets	3,566	3,601
Carrying value of variable interests — liabilities	2	20
Maximum exposure to loss:
Commitments and guarantees	1,474	1,543
Derivatives	–	113
Loans and investments	3,566	3,572
Total maximum exposure to loss	$ 5,040	$ 5,228
Corporate debt and other asset-backed
Assets in VIEs	$16,281	$15,842
Carrying value of variable interests — assets	1,985	1,563
Carrying value of variable interests — liabilities	493	458
Maximum exposure to loss:
Retained interests	165	133
Purchased interests	79	42
Commitments and guarantees	1,648	1,113
Derivatives	8,858	8,782
Loans and investments	1,309	867
Total maximum exposure to loss	$12,059	$10,937
Investments in funds
Assets in VIEs	$14,282	$10,231
Carrying value of variable interests — assets	362	289
Maximum exposure to loss:
Commitments and guarantees	125	54
Derivatives	3	3
Loans and investments	362	289
Total maximum exposure to loss	$ 490	$ 346

As of both March 2019 and December 2018, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned.

•

Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities.

•	Corporate debt and other asset-backed: Assets were primarily included in loans receivable and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs

The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	March 2019	December 2018
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 96	$ 84
Loans receivable	263	319
Customer and other receivables	–	2
Financial instruments owned	1,724	2,034
Other assets	1,239	1,261
Total	$3,322	$3,700
Liabilities
Other secured financings	$1,196	$1,204
Customer and other payables	2	–
Financial instruments sold, but not yet purchased	3	20
Unsecured short-term borrowings	43	45
Unsecured long-term borrowings	216	207
Other liabilities	1,025	1,100
Total	$2,485	$2,576

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

•	Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs March 2019 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of

$ in millions	March 2019	December 2018
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 96	$ 84
Loans receivable	263	269
Financial instruments owned	1,672	1,815
Other assets	1,236	1,258
Total	$3,267	$3,426
Liabilities
Other secured financings	$ 706	$ 596
Customer and other payables	2	–
Financial instruments sold, but not yet purchased	3	20
Other liabilities	1,025	1,100
Total	$1,736	$1,716
Mortgage-backed and other asset-backed
Assets
Loans receivable	$ –	$ 50
Customer and other receivables	–	2
Financial instruments owned	51	210
Other assets	3	3
Total	$ 54	$ 265
Liabilities
Other secured financings	$ 22	$ 140
Total	$ 22	$ 140
Principal-protected notes
Assets
Financial instruments owned	$ 1	$ 9
Total	$ 1	$ 9
Liabilities
Other secured financings	$ 468	$ 468
Unsecured short-term borrowings	43	45
Unsecured long-term borrowings	216	207
Total	$ 727	$ 720

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•

Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.

Other Assets

The table below presents other assets by type.

	As of

$ in millions	March 2019	December 2018
Property, leasehold improvements and equipment	$19,277	$18,317
Held-to-maturity securities	5,841	1,288
Goodwill and identifiable intangible assets	4,092	4,082
Operating lease right-of-use assets	2,386	–
Income tax-related assets	1,729	1,529
Miscellaneous receivables and other	4,358	5,424
Total	$37,683	$30,640

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $9.40 billion as of March 2019 and $9.08 billion as of December 2018. Property, leasehold improvements and equipment included $5.70 billion as of March 2019 and $5.57 billion as of December 2018 that the firm uses in connection with its operations, and $780 million as of March 2019 and $896 million as of December 2018 of foreclosed real estate primarily related to PCI loans. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

49	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Held-to-Maturity Securities

Held-to-maturity securities are accounted for at amortized cost, net of other-than-temporary impairments.

The table below presents information about held-to-maturity securities.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2019
Less than 5 years	$3,534	$3,550	2.40%
Greater than 5 years	1,527	1,520	2.25%
Total U.S. government obligations	5,061	5,070	2.35%
Less than 5 years	6	6	4.68%
Greater than 5 years	774	793	1.77%
Total securities backed by real estate	780	799	1.79%
Total held-to-maturity securities	$5,841	$5,869	2.28%
As of December 2018
Less than 5 years	$ 498	$ 511	3.08%
Total U.S. government obligations	498	511	3.08%
Less than 5 years	5	6	4.61%
Greater than 5 years	785	800	1.78%
Total securities backed by real estate	790	806	1.80%
Total held-to-maturity securities	$1,288	$1,317	2.29%

In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•

As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and substantially all securities backed by real estate would have been classified in level 2 of the fair value hierarchy as of both March 2019 and December 2018.

•	The gross unrealized gains/(losses) were not material as of both March 2019 and December 2018.

•

Held-to-maturity securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during either the three months ended March 2019 or the year ended December 2018.

Goodwill and Identifiable Intangible Assets

Goodwill. The table below presents the carrying value of goodwill.

	As of

$ in millions	March 2019	December 2018
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,404	2,403
Securities services	105	105
Investing & Lending	92	91
Investment Management	609	609
Total	$3,760	$3,758

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

Goldman Sachs March 2019 Form 10-Q	50

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

There were no events or changes in circumstances during the three months ended March 2019 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of March 2019.

Identifiable Intangible Assets. The table below presents identifiable intangible assets by segment and type.

	As of

$ in millions	March 2019	December 2018
By Segment
Institutional Client Services:
FICC Client Execution	$ 8	$ 10
Equities client execution	25	37
Investing & Lending	206	178
Investment Management	93	99
Total	$ 332	$ 324
By Type
Customer lists
Gross carrying value	$ 1,116	$ 1,117
Accumulated amortization	(989)	(970)
Net carrying value	127	147
Acquired leases and other
Gross carrying value	684	636
Accumulated amortization	(479)	(459)
Net carrying value	205	177
Total gross carrying value	1,800	1,753
Total accumulated amortization	(1,468)	(1,429)
Total net carrying value	$ 332	$ 324

The firm acquired $43 million of intangible assets during the three months ended March 2019 related to acquired leases with a weighted average amortization period of five years. The firm acquired $137 million of intangible assets during 2018, primarily related to acquired leases with a weighted average amortization period of four years.

Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present information about amortization of identifiable intangible assets.

	Three Months Ended March

$ in millions	2019	2018
Amortization	$43	$45

$ in millions	As of March 2019
Estimated future amortization
Remainder of 2019	$86
2020	$62
2021	$48
2022	$39
2023	$33
2024	$22

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

During both the three months ended March 2019 and March 2018, impairments were not material to the firm’s results of operations or financial condition.

51	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating Lease Right-of-Use Assets

The firm enters into operating leases for real estate, office equipment and other assets, substantially all of which are used in connection with its operations. The firm adopted ASU No. 2016-02 in January 2019, which required the firm to recognize, for leases longer than one year, a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. The lease term is generally determined based on the contractual maturity of the lease. For leases where the firm has the option to terminate or extend the lease, an assessment of the likelihood of exercising the option is incorporated into the determination of the lease term. Such assessment is initially performed at the inception of the lease and is updated if events occur that impact the original assessment.

An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Operating lease right-of-use assets included $658 million related to the firm’s new European headquarters in London for which the sale and leaseback agreement closed in January 2019. See Note 17 for information about operating lease liabilities.

For leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits, the firm records an impairment of right-of-use assets. The firm recorded no such impairments during the three months ended March 2019.

Miscellaneous Receivables and Other

Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $641 million as of March 2019 and $653 million as of December 2018.

•

Assets classified as held for sale of $636 million as of March 2019 and $365 million as of December 2018 related to the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment. In addition, assets classified as held for sale also included assets of $1.01 billion as of December 2018, related to the firm’s new European headquarters in London. This property was sold in January 2019 pursuant to a sale and leaseback agreement and the firm recognized a right-of-use asset upon the leaseback.

•	Equity-method investments of $349 million as of March 2019 and $357 million as of December 2018.

Note 14.

Deposits

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2019
Private bank deposits	$ 53,976	$ 2,257	$ 56,233
Consumer deposits	36,195	9,397	45,592
Brokered certificates of deposit	–	33,835	33,835
Deposit sweep programs	15,993	–	15,993
Institutional deposits	1	12,482	12,483
Total	$106,165	$57,971	$164,136
As of December 2018
Private bank deposits	$ 52,028	$ 2,311	$ 54,339
Consumer deposits	27,987	7,641	35,628
Brokered certificates of deposit	–	35,876	35,876
Deposit sweep programs	15,903	–	15,903
Institutional deposits	1	16,510	16,511
Total	$ 95,919	$62,338	$158,257

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•

Time deposits included $17.04 billion as of March 2019 and $21.06 billion as of December 2018 of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 2.0 years as of March 2019 and 1.8 years as of December 2018.

•

Deposit sweep programs represent long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of March 2019, the firm had nine such deposit sweep program agreements.

•	Deposits insured by the FDIC were $89.36 billion as of March 2019 and $86.27 billion as of December 2018.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $9.38 billion as of March 2019 and $6.05 billion as of December 2018.

Goldman Sachs March 2019 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the location of deposits.

	As of

$ in millions	March 2019	December 2018
U.S. offices	$132,149	$126,444
Non-U.S. offices	31,987	31,813
Total	$164,136	$158,257

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2019

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2019	$13,206	$10,396	$23,602
2020	10,038	1,258	11,296
2021	5,519	40	5,559
2022	6,079	82	6,161
2023	5,108	56	5,164
2024	2,826	107	2,933
2025 - thereafter	2,400	856	3,256
Total	$45,176	$12,795	$57,971

As of March 2019, deposits in U.S. offices included $4.57 billion and non-U.S. offices included $12.80 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.

The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2019 and December 2018. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2019 and December 2018.

Note 15.

Short-Term Borrowings

The table below presents information about short-term borrowings.

	As of

$ in millions	March 2019	December 2018
Other secured financings (short-term)	$ 6,947	$ 9,555
Unsecured short-term borrowings	45,432	40,502
Total	$52,379	$50,057

See Note 10 for information about other secured financings.

Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.

The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2019 and December 2018.

The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	March 2019	December 2018
Current portion of unsecured long-term borrowings	$29,615	$27,476
Hybrid financial instruments	13,629	10,908
Other unsecured short-term borrowings	2,188	2,118
Total unsecured short-term borrowings	$45,432	$40,502
Weighted average interest rate	2.40%	2.51%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

53	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 16.

Long-Term Borrowings

The table below presents information about long-term borrowings.

	As of

$ in millions	March 2019	December 2018
Other secured financings (long-term)	$ 12,802	$ 11,878
Unsecured long-term borrowings	224,473	224,149
Total	$237,275	$236,027

See Note 10 for information about other secured financings.

The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2019
Fixed-rate obligations	$ 99,523	$36,370	$135,893
Floating-rate obligations	54,710	33,870	88,580
Total	$154,233	$70,240	$224,473
As of December 2018
Fixed-rate obligations	$ 99,935	$36,654	$136,589
Floating-rate obligations	54,321	33,239	87,560
Total	$154,256	$69,893	$224,149

In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•

U.S. dollar-denominated debt had interest rates ranging from 2.00% to 10.04% (with a weighted average rate of 4.18%) as of March 2019 and 2.00% to 10.04% (with a weighted average rate of 4.22%) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•

Non-U.S. dollar-denominated debt had interest rates ranging from 0.30% to 13.00% (with a weighted average rate of 2.34%) as of March 2019 and 0.31% to 13.00% (with a weighted average rate of 2.43%) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of March 2019
2020	$ 23,187
2021	23,012
2022	23,557
2023	27,885
2024	16,843
2025 - thereafter	109,989
Total	$224,473

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

•

Unsecured long-term borrowings included $5.62 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $52 million in 2020, $279 million in 2021, $(59) million in 2022, $19 million in 2023, $243 million in 2024, and $5.09 billion in 2025 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs March 2019 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	March 2019	December 2018
Fixed-rate obligations:
At fair value	$ 42	$ 28
At amortized cost	69,460	74,552
Floating-rate obligations:
At fair value	47,431	46,556
At amortized cost	107,540	103,013
Total	$224,473	$224,149

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 3.12% (3.69% related to fixed-rate obligations and 2.73% related to floating-rate obligations) as of March 2019 and 3.21% (3.79% related to fixed-rate obligations and 2.79% related to floating-rate obligations) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

As of March 2019 and December 2018, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2019 and December 2018.

Subordinated Borrowings

Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of both March 2019 and December 2018. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2019
Subordinated debt	$14,032	$16,067	3.84%
Junior subordinated debt	1,140	1,472	3.25%
Total	$15,172	$17,539	3.80%
As of December 2018
Subordinated debt	$14,023	$15,703	4.09%
Junior subordinated debt	1,140	1,425	3.19%
Total	$15,163	$17,128	4.02%

In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt

In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred Securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2019 and December 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred Securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively.

During the three months ended March 2018, the firm purchased Trust Preferred Securities with a par amount of $27.8 million and a carrying value of $35.4 million and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in a non-cash exchange for a corresponding par amount and carrying value of the junior subordinated debt. Following the exchanges, these Trust Preferred Securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

55	Goldman Sachs March 2019 Form 10-Q

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

Note 17.

Other Liabilities

The table below presents other liabilities by type.

	As of

$ in millions	March 2019	December 2018
Compensation and benefits	$ 3,110	$ 6,834
Income tax-related liabilities	3,080	2,864
Operating lease liabilities	2,413	–
Noncontrolling interests	1,565	1,568
Employee interests in consolidated funds	122	122
Accrued expenses and other	5,884	6,219
Total	$16,174	$17,607

In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of both March 2019 and December 2018, the firm’s contract liabilities were not material.

Operating Lease Liabilities

The firm adopted ASU No. 2016-02 in January 2019, which required the firm to recognize, for leases longer than one year, a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 13 for information about operating lease right-of-use assets.

Goldman Sachs March 2019 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about operating lease liabilities.

$ in millions	As of March 2019
Remainder of 2019	$ 318
2020	341
2021	262
2022	235
2023	204
2024	193
2025 - thereafter	2,494
Total undiscounted lease payments	4,047
Imputed interest	(1,634)
Total operating lease liabilities	$ 2,413
Weighted average remaining lease term	18 years
Weighted average discount rate	4.85%

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of ASU No. 2016-02 and at the lease inception date for leases entered into subsequent to the adoption of this ASU.

Operating lease costs were $117 million for the three months ended March 2019 and $99 million for the three months ended March 2018. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2019 and March 2018.

Operating leases include office space held in excess of current requirements. Operating lease costs relating to space held for growth is included in occupancy expenses. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2019 and March 2018.

Note 18.

Commitments, Contingencies and Guarantees

Commitments

The table below presents commitments by type.

	As of

$ in millions	March 2019	December 2018
Commercial lending:
Investment-grade	$ 78,148	$ 81,729
Non-investment-grade	52,990	51,793
Warehouse financing	5,978	4,060
Total lending commitments	137,116	137,582
Collateralized agreement commitments	73,719	54,480
Collateralized financing commitments	41,115	15,429
Letters of credit	428	445
Investment commitments	7,665	7,595
Other	4,321	4,892
Total commitments	$264,364	$220,423

The table below presents commitments by expiration.

	As of March 2019

$ in millions	Remainder of 2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Commercial lending:
Investment-grade	$ 9,902	$23,735	$37,029	$ 7,482
Non-investment-grade	5,104	12,288	24,307	11,291
Warehouse financing	939	3,129	1,168	742
Total lending commitments	15,945	39,152	62,504	19,515
Collateralized agreement commitments	73,719	–	–	–
Collateralized financing commitments	41,115	–	–	–
Letters of credit	355	29	4	40
Investment commitments	3,446	991	708	2,520
Other	4,227	94	–	–
Total commitments	$138,807	$40,266	$63,216	$22,075

57	Goldman Sachs March 2019 Form 10-Q

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

The table below presents information about lending commitments.

	As of

$ in millions	March 2019	December 2018
Held for investment	$120,820	$120,997
Held for sale	7,982	8,602
At fair value	8,314	7,983
Total	$137,116	$137,582

In the table above:

•	Held for investment lending commitments are accounted for on an accrual basis. See Note 9 for further information about such commitments.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

•	Substantially all lending commitments relates to the firm’s Investing & Lending segment.

Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $94.47 billion as of March 2019 and $93.99 billion as of December 2018, related to relationship lending activities (principally used for operating and general corporate purposes) and $25.19 billion as of March 2019 and $27.92 billion as of December 2018, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.

Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $12.50 billion as of March 2019 and $15.52 billion as of December 2018. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.0 billion, of which $550 million of protection had been provided as of both March 2019 and December 2018. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of consumer and corporate loans.

Collateralized Agreement Commitments/ Collateralized Financing Commitments

Collateralized agreement commitments includes forward starting resale and securities borrowing agreements, and collateralized financing commitments includes forward starting repurchase and secured lending agreements that settle at a future date, generally within three business days. Collateralized agreement commitments also includes transactions where the firm has entered into commitments to provide contingent financing to its clients and counterparties through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.

Letters of Credit

The firm has commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

Goldman Sachs March 2019 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investment Commitments

Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.35 billion as of March 2019 and $2.42 billion as of December 2018, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

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

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of March 2019, approximately $1.30 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.

Guarantees

The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of March 2019
Carrying Value of Net Liability	$ 3,463	$ –	$ 33
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2019	$ 70,579	$31,636	$ 883
2020 - 2021	86,287	–	2,360
2022 - 2023	21,062	–	1,945
2024 - thereafter	59,713	–	491
Total	$237,641	$31,636	$5,679
As of December 2018
Carrying Value of Net Liability	$ 4,105	$ –	$ 38
Maximum Payout/Notional Amount by Period of Expiration
2019	$101,169	$27,869	$1,379
2020 - 2021	77,955	–	2,252
2022 - 2023	17,813	–	2,021
2024 - thereafter	67,613	–	241
Total	$264,550	$27,869	$5,893

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•

The carrying value for derivatives included derivative assets of $1.66 billion as of March 2019 and $1.48 billion as of December 2018, and derivative liabilities of $5.12 billion as of March 2019 and $5.59 billion as of December 2018.

59	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Derivative Guarantees. The firm enters into various derivatives that meet the definition of a guarantee under U.S. GAAP, including written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. These derivatives are risk managed together with derivatives that do not meet the definition of a guarantee, and therefore the amounts in the table above do not reflect the firm’s overall risk related to derivative activities. Disclosures about derivatives are not required if they may be cash settled and the firm has no basis to conclude it is probable that the counterparties held the underlying instruments at inception of the contract. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties, central clearing counterparties, hedge funds and certain other counterparties. Accordingly, the firm has not included such contracts in the table above. See Note 7 for information about credit derivatives that meet the definition of a guarantee, which are not included in the table above.

Derivatives are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the table above exclude the effect of counterparty and cash collateral netting.

Securities Lending Indemnifications. The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $32.75 billion as of March 2019 and $28.75 billion as of December 2018. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

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

Goldman Sachs March 2019 Form 10-Q	60

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

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both March 2019 and December 2018.

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

These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both March 2019 and December 2018.

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

61	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 19.

Shareholders’ Equity

Common Equity

As of both March 2019 and December 2018, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.

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

The table below presents the amount of common stock repurchased under the share repurchase program.

in millions, except per share amounts	Three Months Ended March 2019
Common share repurchases	6.3
Average cost per share	$197.08
Total cost of common share repurchases	$ 1,250

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the three months ended March 2019, 2,102 shares were remitted with a total value of $0.4 million and the firm cancelled 3.7 million share-based awards with a total value of $730 million.

The table below presents common stock dividends declared.

	Three Months Ended March

	2019	2018
Dividends declared per common share	$0.80	$0.75

On April 12, 2019, the Board of Directors of Group Inc. (Board) increased the quarterly dividend to $0.85 per common share from $0.80 per common share. The dividend will be paid on June 27, 2019 to common shareholders of record on May 30, 2019.

Preferred Equity

The tables below present information about the perpetual preferred stock issued and outstanding as of March 2019.

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

•

The redemption price per share for Series A through F Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

Goldman Sachs March 2019 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

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

The table below presents the dividend rates of perpetual preferred stock as of March 2019.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
B	6.20%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The table below presents preferred stock dividends declared.

	Three Months Ended March

	2019		2018

Series	per share	$ in millions	per share	$ in millions
A	$234.38	$ 7	$ 244.79	$ 7
B	$387.50	2	$ 387.50	12
C	$250.00	2	$ 261.11	2
D	$250.00	13	$ 261.11	14
E	$977.78	7	$1,000.00	8
F	$977.78	2	$1,000.00	2
J	$343.75	14	$ 343.75	14
K	$398.44	11	$ 398.44	11
N	$393.75	11	$ 393.75	10
Total		$69		$80

On April 4, 2019, Group Inc. declared dividends of $229.17 per share of Series A Preferred Stock, $387.50 per share of Series B Preferred Stock, $244.44 per share of Series C Preferred Stock, $244.44 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $712.50 per share of Series L Preferred Stock, $671.88 per share of Series M Preferred Stock, $393.75 per share of Series N Preferred Stock, $662.50 per share of Series O Preferred Stock and $625.00 per share of Series P Preferred Stock to be paid on May 10, 2019 to preferred shareholders of record on April 25, 2019. In addition, the firm declared dividends of $1,044.44 per each share of Series E Preferred Stock and Series F Preferred Stock to be paid on June 3, 2019 to preferred shareholders of record on May 19, 2019.

Accumulated Other Comprehensive Income/(Loss)

The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2019
Currency translation	$ (621)	$ 4	$ (617)
Debt valuation adjustment	1,507	(1,417)	90
Pension and postretirement liabilities	(81)	(7)	(88)
Available-for-sale securities	(112)	114	2
Total	$ 693	$(1,306)	$ (613)
Three Months Ended March 2018
Currency translation	$ (625)	$ 2	$ (623)
Debt valuation adjustment	(1,046)	270	(776)
Pension and postretirement liabilities	(200)	(4)	(204)
Available-for-sale securities	(9)	(158)	(167)
Total	$(1,880)	$ 110	$(1,770)

63	Goldman Sachs March 2019 Form 10-Q

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

The capital requirements calculated in accordance with the Capital Framework include the minimum risk-based capital and leverage ratios. In addition, the risk-based capital requirements include the capital conservation buffer, countercyclical capital buffer and the G-SIB surcharge, all of which must consist entirely of capital that qualifies as Common Equity Tier 1 (CET1) capital.

The firm calculates its CET1 capital, Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Capital Framework (together, the Basel III Advanced Rules). The lower of each risk-based capital ratio calculated in (i) and (ii) is the ratio against which the firm’s compliance with its risk-based capital requirements is assessed. Under the Capital Framework, the firm is also subject to leverage requirements which consist of a minimum Tier 1 leverage ratio and a minimum supplementary leverage ratio (SLR), as well as the SLR buffer.

Consolidated Regulatory Risk-Based Capital and Leverage Ratios

The table below presents the risk-based capital and leverage requirements.

	As of

	March 2019	December 2018
Risk-based capital requirements
CET1 capital ratio	9.5%	8.3%
Tier 1 capital ratio	11.0%	9.8%
Total capital ratio	13.0%	11.8%
Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%

In the table above:

•

As of March 2019, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the capital conservation buffer of 2.5%, the G-SIB surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

•

As of December 2018, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the 75% phase-in of the capital conservation buffer of 2.5%, the 75% phase-in of the G-SIB surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

•	The capital conservation buffer, countercyclical capital buffer and G-SIB surcharge began to phase in ratably on January 1, 2016, and became fully effective on January 1, 2019.

•

The G-SIB surcharge is updated annually based on financial data from the prior year and is generally applicable for the following year. The G-SIB surcharge must be calculated using two methodologies, the higher of which is reflected in the firm’s risk-based capital requirements. The first calculation (Method 1) is based upon the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each G-SIB. The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

•	The Tier 1 leverage ratio requirement is a minimum of 4%. The SLR requirement of 5% as of both March 2019 and December 2018 includes a minimum of 3% and a 2% buffer applicable to G-SIBs.

Goldman Sachs March 2019 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about the risk-based capital ratios.

$ in millions	Standardized	Basel III Advanced
As of March 2019
CET1 capital	$ 74,650	$ 74,650
Tier 1 capital	$ 85,289	$ 85,289
Tier 2 capital	$ 14,898	$ 13,713
Total capital	$100,187	$ 99,002
RWAs	$544,104	$556,609
CET1 capital ratio	13.7%	13.4%
Tier 1 capital ratio	15.7%	15.3%
Total capital ratio	18.4%	17.8%
As of December 2018
CET1 capital	$ 73,116	$ 73,116
Tier 1 capital	$ 83,702	$ 83,702
Tier 2 capital	$ 14,926	$ 13,743
Total capital	$ 98,628	$ 97,445
RWAs	$547,910	$558,111
CET1 capital ratio	13.3%	13.1%
Tier 1 capital ratio	15.3%	15.0%
Total capital ratio	18.0%	17.5%

In the table above, each of the risk-based capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both March 2019 and December 2018.

The table below presents information about the leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2019	December 2018
Tier 1 capital	$ 85,289	$ 83,702
Average total assets	954,466	945,961
Deductions from Tier 1 capital	(4,728)	(4,754)
Average adjusted total assets	949,738	941,207
Off-balance-sheet exposures	388,377	401,699
Total leverage exposure	$1,338,115	$1,342,906
Tier 1 leverage ratio	9.0%	8.9%
SLR	6.4%	6.2%

In the table above:

•	Average total assets represents the daily average assets for the quarter.

•	Off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

Risk-based Capital. The table below presents information about risk-based capital.

	As of

$ in millions	March 2019	December 2018
Common shareholders’ equity	$ 79,070	$78,982
Deduction for goodwill	(3,099)	(3,097)
Deduction for identifiable intangible assets	(310)	(297)
Other adjustments	(1,011)	(2,472)
CET1 capital	74,650	73,116
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(562)	(615)
Other adjustments	(2)	(2)
Tier 1 capital	$ 85,289	$83,702
Standardized Tier 2 and Total capital
Tier 1 capital	$ 85,289	$83,702
Qualifying subordinated debt	13,144	13,147
Junior subordinated debt	332	442
Allowance for credit losses	1,424	1,353
Other adjustments	(2)	(16)
Standardized Tier 2 capital	14,898	14,926
Standardized Total capital	$100,187	$98,628
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 85,289	$83,702
Standardized Tier 2 capital	14,898	14,926
Allowance for credit losses	(1,424)	(1,353)
Other adjustments	239	170
Basel III Advanced Tier 2 capital	13,713	13,743
Basel III Advanced Total capital	$ 99,002	$97,445

In the table above:

•	Deduction for goodwill was net of deferred tax liabilities of $661 million as of both March 2019 and December 2018.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $22 million as of March 2019 and $27 million as of December 2018.

•

Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 6 for further information about the Volcker Rule.

•

Other adjustments within CET1 capital and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, pension and postretirement liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. Other adjustments within Basel III Advanced Tier 2 capital include eligible credit reserves.

•

Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

65	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•

Junior subordinated debt represents debt issued to Trust. As of March 2019, 30% of this debt was included in Tier 2 capital and 70% was phased out of regulatory capital. As of December 2018, 40% of this debt was included in Tier 2 capital and 60% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred Securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt and Trust Preferred Securities purchased by the firm.

The tables below present changes in CET1 capital, Tier 1 capital and Tier 2 capital.

	Three Months Ended March 2019

$ in millions	Standardized	Basel III Advanced
CET1 capital
Beginning balance	$ 73,116	$73,116
Change in:
Common shareholders’ equity	88	88
Deduction for goodwill	(2)	(2)
Deduction for identifiable intangible assets	(13)	(13)
Other adjustments	1,461	1,461
Ending balance	$ 74,650	$74,650
Tier 1 capital
Beginning balance	$ 83,702	$83,702
Change in:
CET1 capital	1,534	1,534
Deduction for investments in covered funds	53	53
Ending balance	85,289	85,289
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	(3)	(3)
Junior subordinated debt	(110)	(110)
Allowance for credit losses	71	–
Other adjustments	14	83
Ending balance	14,898	13,713
Total capital	$100,187	$99,002

	Year Ended December 2018

$ in millions	Standardized	Basel III Advanced
CET1 capital
Beginning balance	$67,110	$67,110
Change in:
Common shareholders’ equity	8,592	8,592
Transitional provisions	(117)	(117)
Deduction for goodwill	(86)	(86)
Deduction for identifiable intangible assets	26	26
Other adjustments	(2,409)	(2,409)
Ending balance	$73,116	$73,116
Tier 1 capital
Beginning balance	$78,331	$78,331
Change in:
CET1 capital	6,006	6,006
Transitional provisions	13	13
Deduction for investments in covered funds	(25)	(25)
Preferred stock	(650)	(650)
Other adjustments	27	27
Ending balance	83,702	83,702
Tier 2 capital
Beginning balance	14,977	13,899
Change in:
Qualifying subordinated debt	(213)	(213)
Junior subordinated debt	(125)	(125)
Allowance for credit losses	275	–
Other adjustments	12	182
Ending balance	14,926	13,743
Total capital	$98,628	$97,445

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

•	For both Standardized and Basel III Advanced credit RWAs, the risk-weights for securitizations and equities are based on specific required formulaic approaches.

Goldman Sachs March 2019 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Market Risk

RWAs for market risk in accordance with the Standardized Capital Rules and the Basel III Advanced Rules are generally consistent. Market RWAs are calculated based on measures of exposure which include the following:

•

Value-at-Risk (VaR) is the potential loss in value of inventory positions, as well as certain other financial assets and financial liabilities, due to adverse market movements over a defined time horizon with a specified confidence level.

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

The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three months ended March 2019 and exceeded its 99% one-day regulatory VaR on two occasions during the year ended December 2018. There was no change in the VaR multiplier used to calculate Market RWAs;

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

The tables below present information about RWAs.

	Standardized Capital Rules as of

$ in millions	March 2019	December 2018
Credit RWAs
Derivatives	$117,840	$122,511
Commitments, guarantees and loans	162,772	160,305
Securities financing transactions	67,502	66,363
Equity investments	56,381	53,563
Other	71,630	70,596
Total Credit RWAs	476,125	473,338
Market RWAs
Regulatory VaR	8,104	7,782
Stressed VaR	25,295	27,952
Incremental risk	10,236	10,469
Comprehensive risk	2,354	2,770
Specific risk	21,990	25,599
Total Market RWAs	67,979	74,572
Total RWAs	$544,104	$547,910

	Basel III Advanced Rules as of

$ in millions	March 2019	December 2018
Credit RWAs
Derivatives	$ 77,557	$ 82,301
Commitments, guarantees and loans	147,599	143,356
Securities financing transactions	15,856	18,259
Equity investments	58,344	55,154
Other	72,624	69,681
Total Credit RWAs	371,980	368,751
Market RWAs
Regulatory VaR	8,104	7,782
Stressed VaR	25,295	27,952
Incremental risk	10,236	10,469
Comprehensive risk	2,354	2,770
Specific risk	21,990	25,599
Total Market RWAs	67,979	74,572
Total Operational RWAs	116,650	114,788
Total RWAs	$556,609	$558,111

In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

67	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present changes in RWAs.

	Three Months Ended March 2019

$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$547,910	$558,111
Credit RWAs
Change in:
Derivatives	(4,671)	(4,744)
Commitments, guarantees and loans	2,467	4,243
Securities financing transactions	1,139	(2,403)
Equity investments	2,818	3,190
Other	1,034	2,943
Change in Credit RWAs	2,787	3,229
Market RWAs
Change in:
Regulatory VaR	322	322
Stressed VaR	(2,657)	(2,657)
Incremental risk	(233)	(233)
Comprehensive risk	(416)	(416)
Specific risk	(3,609)	(3,609)
Change in Market RWAs	(6,593)	(6,593)
Change in Operational RWAs	–	1,862
Ending balance	$544,104	$556,609

	Year Ended December 2018

$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	(3,565)	(20,685)
Commitments, guarantees and loans	15,201	(20,019)
Securities financing transactions	(11,599)	(1,103)
Equity investments	(2,241)	(4,580)
Other	(454)	(6,411)
Change in Credit RWAs	5,108	(44,566)
Market RWAs
Change in:
Regulatory VaR	250	250
Stressed VaR	(4,801)	(4,801)
Incremental risk	2,028	2,028
Comprehensive risk	373	900
Specific risk	(10,659)	(10,659)
Change in Market RWAs	(12,809)	(12,282)
Change in Operational RWAs	–	(2,687)
Ending balance	$547,910	$558,111

RWAs Rollforward Commentary

Three Months Ended March 2019. Standardized Credit RWAs as of March 2019 increased by $2.79 billion compared with December 2018, primarily reflecting increases in equity investments and securities financing transactions, principally due to increased exposures, and commitments, guarantees and loans, principally due to an increase in lending activity. These increases were partially offset by a decrease in derivatives, principally due to reduced exposures. Standardized Market RWAs as of March 2019 decreased by $6.59 billion compared with December 2018, primarily reflecting decreases in specific risk, as a result of reduced exposures, and stressed VaR, as a result of changes in risk exposure.

Basel III Advanced Credit RWAs as of March 2019 increased by $3.23 billion compared with December 2018, primarily reflecting increases in commitments, guarantees and loans, principally due to an increase in lending activity, equity investments, principally due to increased exposures, and an increase in other Credit RWAs, principally due to the recognition of operating lease right-of-use assets upon adoption of ASU No. 2016-02. These increases were partially offset by decreases in derivatives and securities financing transactions, principally due to reduced exposures. Basel III Advanced Market RWAs as of March 2019 decreased by $6.59 billion compared with December 2018, primarily reflecting decreases in specific risk, as a result of reduced exposures, and stressed VaR, as a result of changes in risk exposure.

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

Goldman Sachs March 2019 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Bank Subsidiaries

Regulatory Capital Ratios. GS Bank USA, an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services and the Bureau of Consumer Financial Protection, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to BHCs. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its risk-based capital and leverage ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Capital Framework.

Under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must also meet the “well-capitalized” requirements in the table below.

GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers described above, could result in restrictions being imposed by GS Bank USA’s regulators.

Similar to the firm, GS Bank USA is required to calculate each of the CET1 capital, Tier 1 capital and Total capital ratios in accordance with both the Standardized Capital Rules and Basel III Advanced Rules. The lower of each risk-based capital ratio calculated in accordance with the Standardized Capital Rules and Basel III Advanced Rules is the ratio against which GS Bank USA’s compliance with its risk-based capital requirements is assessed.

The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of

	March 2019	December 2018	“Well-capitalized” Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	6.4%	6.5%
Tier 1 capital ratio	8.5%	7.9%	8.0%
Total capital ratio	10.5%	9.9%	10.0%
Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%
SLR	3.0%	3.0%	6.0%

In the table above:

•

As of March 2019, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent.

•

As of December 2018, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the 75% phase-in of the capital conservation buffer of 2.5% and the countercyclical capital buffer of zero percent.

•

The “well-capitalized” requirements were the binding requirements for risk-based capital ratios as of December 2018 and were the binding requirements for leverage ratios as of both March 2019 and December 2018.

The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Basel III Advanced
As of March 2019
CET1 capital	$ 27,920	$ 27,920
Tier 1 capital	$ 27,920	$ 27,920
Tier 2 capital	$ 5,153	$ 4,529
Total capital	$ 33,073	$ 32,449
RWAs	$245,835	$142,936
CET1 capital ratio	11.4%	19.5%
Tier 1 capital ratio	11.4%	19.5%
Total capital ratio	13.5%	22.7%
As of December 2018
CET1 capital	$ 27,467	$ 27,467
Tier 1 capital	$ 27,467	$ 27,467
Tier 2 capital	$ 5,069	$ 4,446
Total capital	$ 32,536	$ 31,913
RWAs	$248,356	$149,019
CET1 capital ratio	11.1%	18.4%
Tier 1 capital ratio	11.1%	18.4%
Total capital ratio	13.1%	21.4%

In the table above:

•

Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both March 2019 and December 2018.

•	The Standardized and Basel III Advanced risk-based capital ratios increased from December 2018 to March 2019, primarily due to a decrease in market RWAs.

69	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2019	December 2018
Tier 1 capital	$ 27,920	$ 27,467
Average adjusted total assets	$196,363	$188,606
Total leverage exposure	$379,985	$368,062
Tier 1 leverage ratio	14.2%	14.6%
SLR	7.3%	7.5%

In the table above:

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

The firm’s principal non-U.S. bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to regulatory capital requirements. As of both March 2019 and December 2018, GSIB was in compliance with its regulatory capital requirements.

Other. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $34.48 billion as of March 2019 and $29.20 billion as of December 2018, which exceeded required reserve amounts by $34.40 billion as of March 2019 and $29.03 billion as of December 2018.

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

Group Inc.’s equity investment in subsidiaries was $91.24 billion as of March 2019 and $90.22 billion as of December 2018, of which Group Inc. was required to maintain $56.02 billion as of March 2019 and $52.92 billion as of December 2018, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.

Group Inc.’s capital invested in certain non-U.S. subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and non-U.S. denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs March 2019 Form 10-Q	70

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

The table below presents information about basic and diluted EPS.

	Three Months Ended March

in millions, except per share amounts	2019	2018
Net earnings applicable to common shareholders	$2,182	$2,737
Weighted average basic shares	379.8	389.1
Effect of dilutive securities:
RSUs	2.6	3.4
Stock options	–	1.3
Dilutive securities	2.6	4.7
Weighted average diluted shares	382.4	393.8
Basic EPS	$ 5.73	$ 7.02
Diluted EPS	$ 5.71	$ 6.95

In the table above:

•

Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 for the three months ended March 2019 and $0.01 for the three months ended March 2018.

•	Diluted EPS does not include antidilutive RSUs of 0.2 million for the three months ended March 2019 and less than 0.1 million for the three months ended March 2018.

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

	Three Months Ended March

$ in millions	2019	2018
Fees earned from funds	$ 706	$ 881

	As of

$ in millions	March 2019	December 2018
Fees receivable from funds	$ 669	$ 610
Aggregate carrying value of interests in funds	$5,067	$4,994

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $10 million for the three months ended March 2019 and $18 million for the three months ended March 2018.

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

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of March 2019 and $154 million as of December 2018. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both March 2019 and December 2018, except as noted above, the firm has not provided any additional financial support to its affiliated funds.

In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

71	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 23.

Interest Income and Interest Expense

Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.

The table below presents sources of interest income and interest expense.

	Three Months Ended March

$ in millions	2019	2018
Interest income
Deposits with banks	$ 377	$ 310
Collateralized agreements	1,304	625
Financial instruments owned	1,887	1,666
Loans receivable	1,200	892
Other interest	829	737
Total interest income	5,597	4,230
Interest expense
Deposits	857	501
Collateralized financings	669	384
Financial instruments sold, but not yet purchased	366	389
Secured and unsecured borrowings:
Short-term	142	206
Long-term	1,384	1,305
Other interest	961	527
Total interest expense	4,379	3,312
Net interest income	$1,218	$ 918

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

Goldman Sachs March 2019 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2019
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2012

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

The table below presents net revenues, provision for credit losses, operating expenses and pre-tax earnings by segment.

	Three Months Ended March

$ in millions	2019	2018
Investment Banking
Financial Advisory	$ 887	$ 586
Equity underwriting	271	410
Debt underwriting	652	797
Total Underwriting	923	1,207
Total net revenues	1,810	1,793
Operating expenses	1,002	1,010
Pre-tax earnings	$ 808	$ 783
Institutional Client Services
FICC Client Execution	$1,839	$ 2,074
Equities client execution	682	1,062
Commissions and fees	714	817
Securities services	370	432
Total Equities	1,766	2,311
Total net revenues	3,605	4,385
Operating expenses	2,652	3,152
Pre-tax earnings	$ 953	$ 1,233
Investing & Lending
Equity securities	$ 847	$ 1,069
Debt securities and loans	990	1,062
Total net revenues	1,837	2,131
Provision for credit losses	224	44
Operating expenses	886	1,030
Pre-tax earnings	$ 727	$ 1,057
Investment Management
Management and other fees	$1,332	$ 1,346
Incentive fees	58	213
Transaction revenues	165	212
Total net revenues	1,555	1,771
Operating expenses	1,324	1,425
Pre-tax earnings	$ 231	$ 346
Total net revenues	$8,807	$10,080
Provision for credit losses	224	44
Total operating expenses	5,864	6,617
Total pre-tax earnings	$2,719	$ 3,419

73	Goldman Sachs March 2019 Form 10-Q

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

The table below presents assets by segment.

	As of

$ in millions	March 2019	December 2018
Investment Banking	$ 2,211	$ 1,748
Institutional Client Services	644,146	656,920
Investing & Lending	267,213	259,104
Investment Management	11,779	14,024
Total assets	$925,349	$931,796

The table below presents net interest income by segment.

	Three Months Ended March

$ in millions	2019	2018
Investment Banking	$ –	$ –
Institutional Client Services	352	364
Investing & Lending	773	467
Investment Management	93	87
Total net interest income	$ 1,218	$ 918

The table below presents depreciation and amortization expense by segment.

	Three Months Ended March

$ in millions	2019	2018
Investment Banking	$ 29	$ 25
Institutional Client Services	148	138
Investing & Lending	132	82
Investment Management	59	54
Total depreciation and amortization	$ 368	$ 299

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

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.

The table below presents total net revenues and pre-tax earnings by geographic region allocated based on the methodology referred to above.

	Three Months Ended March

$ in millions	2019		2018
Net revenues
Americas	$5,245	60%	$ 5,941	59%
Europe, Middle East and Africa	2,459	28%	2,590	26%
Asia	1,103	12%	1,549	15%
Total net revenues	$8,807	100%	$10,080	100%
Pre-tax earnings
Americas	$1,488	55%	$ 1,964	57%
Europe, Middle East and Africa	911	33%	922	27%
Asia	320	12%	533	16%
Total pre-tax earnings	$2,719	100%	$ 3,419	100%

In the table above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

Goldman Sachs March 2019 Form 10-Q	74

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

The table below presents the credit concentrations in cash instruments included in financial instruments owned.

	As of

$ in millions	March 2019	December 2018
U.S. government and agency obligations	$107,220	$110,616
% of total assets	11.6%	11.9%
Non-U.S. government and agency obligations	$ 51,763	$ 43,607
% of total assets	5.6%	4.7%

In addition, the firm had $52.70 billion as of March 2019 and $90.47 billion as of December 2018 of cash deposits held at central banks (included in cash and cash equivalents), of which $34.48 billion as of March 2019 and $29.20 billion as of December 2018 was held at the Federal Reserve Bank of New York. The firm also had U.S. government obligations of $5.06 billion as of March 2019 and $498 million as of December 2018 that were classified as held-to-maturity and included in other assets.

As of both March 2019 and December 2018, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

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

	As of

$ in millions	March 2019	December 2018
U.S. government and agency obligations	$71,266	$78,828
Non-U.S. government and agency obligations	$81,380	$76,745

In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, France, the U.K. and Germany.

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

75	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2019 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.0 billion in excess of the aggregate reserves for such matters.

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

Goldman Sachs March 2019 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On December 17, 2018, the Attorney General of Malaysia issued a press statement that (i) criminal charges in Malaysia had been filed against Goldman Sachs International (GSI), as the arranger of three offerings of debt securities of 1MDB, aggregating approximately $6.5 billion in principal amount, for alleged disclosure deficiencies in the offering documents relating to, among other things, the use of proceeds for the debt securities, (ii) Goldman Sachs (Asia) LLC (GS Asia), Goldman Sachs (Singapore) PTE (GS Singapore), Leissner, Low and Jasmine Loo Ai Swan had been criminally charged in Malaysia, and Ng would be charged shortly, and (iii) prosecutors in Malaysia will seek criminal fines against the accused in excess of $2.7 billion plus the $600 million of fees received in connection with the debt offerings. In addition, the Malaysia Securities Commission issued notices to show cause against Goldman Sachs (Malaysia) Sdn Bhd (GS Malaysia) in December 2018 and March 2019 that (i) allege possible violations of Malaysian securities laws and (ii) indicate that the Malaysia Securities Commission is considering whether to revoke GS Malaysia’s license to conduct corporate finance and fund management activities in Malaysia.

The firm has received multiple demands, beginning in November 2018, from alleged shareholders under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures.

On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The complaint, which seeks unspecified damages and disgorgement, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment, gross mismanagement and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies.

In March 2019, the firm also received a demand from an alleged shareholder to investigate and pursue claims against certain current and former directors and executive officers based on their oversight and public disclosures regarding 1MDB and related internal controls.

On November 21, 2018, a summons with notice was filed in New York Supreme Court, New York County, by International Petroleum Investment Company, which guaranteed certain debt securities issued by 1MDB, and its subsidiary Aabar Investments PJS. The summons with notice makes unspecified claims relating to 1MDB and seeks unspecified compensatory and punitive damages and other relief against Group Inc., GSI, GS Asia, GS Singapore, GS Malaysia, Leissner, Ng, and an employee of the firm, as well as individuals (who are not employees of the firm) formerly associated with the plaintiffs.

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

77	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Beginning on February 15, 2019, two summonses with notice were filed against Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. by U.S. Bank National Association, as trustee for two residential mortgage-backed securitization trusts that issued $1.7 billion of securities, and the cases were subsequently removed to the U.S. District Court for the Southern District of New York. The summonses with notice generally allege that mortgage loans in the trusts failed to conform to applicable representations and warranties and seek specific performance or, alternatively, compensatory damages and other relief.

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

GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018 by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The amended complaint, filed on March 1, 2019, generally alleges that the defendants violated federal antitrust laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss on April 1, 2019.

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

Goldman Sachs March 2019 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Adeptus Health. GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain former directors and officers of Adeptus Health Inc. (Adeptus), as well as Adeptus’ sponsor. As to the underwriters, the consolidated complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $185 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. On September 12, 2018, the defendants’ motions to dismiss were granted as to the June 2014 and May 2015 offerings but denied as to the July 2015 and June 2016 offerings. On December 7, 2018, plaintiffs moved for class certification. On February 16, 2019, plaintiffs filed a second amended consolidated complaint. On March 4, 2019, the defendants moved to dismiss the newly asserted additional misstatement and omission claims in the second amended consolidated complaint.

SunEdison. GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On March 6, 2018, the defendants’ motion to dismiss in the class action was granted in part and denied in part. On February 11, 2019, the plaintiffs’ motion for class certification in the class action was granted. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints. The defendants have reached a settlement with certain plaintiffs in the individual actions.

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

79	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Snap Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the federal action on September 18, 2018. The state court actions have been stayed.

Sea Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in the Supreme Court of New York, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depositary shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depositary shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint. Defendants moved to dismiss on March 26, 2019.

Altice USA, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, Queens County and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million.

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

Interest Rate Swap Antitrust Litigation

Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action on January 20, 2017. On July 28, 2017, the district court issued a decision dismissing the state common law claims asserted by the plaintiffs in the first individual action and otherwise limiting the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion to amend their complaint to add allegations related to 2008-2012 conduct, but granted the motion to add limited allegations from 2013-2016. On March 22, 2019, plaintiffs in the putative class action filed a fourth consolidated amended complaint, adding allegations as to the surviving claims.

Goldman Sachs March 2019 Form 10-Q	80

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

GSE Bonds Antitrust Litigation

GS&Co. is among the dealers named as defendants in numerous putative antitrust class actions relating to debt securities issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Farm Credit Banks Funding Corporation and Federal Home Loan Banks (collectively, the GSEs), filed beginning in February 2019 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate the secondary market for debt securities issued by the GSEs. The complaints seek declaratory and injunctive relief, as well as treble damages in unspecified amounts.

Variable Rate Demand Obligations Antitrust Litigation

Group Inc. and GS&Co. are among the defendants named in putative class actions relating to variable rate demand obligations (VRDOs), filed beginning in February 2019 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate the market for VRDOs. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages.

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

81	Goldman Sachs March 2019 Form 10-Q

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

On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the Second Circuit Court of Appeals denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief. On April 12, 2019, Group Inc. and GS&Co. filed a motion to compel arbitration as to certain class members who are parties to agreements with Group Inc. and/or GS&Co. in which they agreed to arbitrate employment-related disputes, and plaintiffs filed a motion challenging the enforceability of arbitration agreements executed after the filing of the class action.

Goldman Sachs March 2019 Form 10-Q	82

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

83	Goldman Sachs March 2019 Form 10-Q

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2019, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2018, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2018 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 3, 2019

Goldman Sachs March 2019 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present a summary of average balances, interest and interest rates.

	Average Balance for the Three Months Ended March

$ in millions	2019	2018
Assets
U.S.	$ 52,559	$ 71,421
Non-U.S.	51,998	50,353
Total deposits with banks	104,557	121,774
U.S.	171,446	148,792
Non-U.S.	131,874	150,713
Total collateralized agreements	303,320	299,505
U.S.	174,590	158,580
Non-U.S.	121,701	119,581
Total financial instruments owned	296,291	278,161
U.S.	75,175	62,581
Non-U.S.	7,823	6,152
Total loans receivable	82,998	68,733
U.S.	42,544	47,422
Non-U.S.	34,621	48,845
Total other interest-earning assets	77,165	96,267
Total interest-earning assets	864,331	864,440
Cash and due from banks	9,222	13,349
Other non-interest-earning assets	80,913	89,237
Total assets	$954,466	$967,026
Liabilities
U.S.	$126,643	$110,569
Non-U.S.	32,572	29,107
Total interest-bearing deposits	159,215	139,676
U.S.	52,995	65,383
Non-U.S.	36,312	46,685
Total collateralized financings	89,307	112,068
U.S.	32,475	35,447
Non-U.S.	47,087	49,824
Total financial instruments sold, but not yet purchased	79,562	85,271
U.S.	32,877	43,358
Non-U.S.	16,000	16,097
Total short-term borrowings	48,877	59,455
U.S.	208,876	210,118
Non-U.S.	29,114	20,823
Total long-term borrowings	237,990	230,941
U.S.	128,337	122,673
Non-U.S.	54,984	66,126
Total other interest-bearing liabilities	183,321	188,799
Total interest-bearing liabilities	798,272	816,210
Non-interest-bearing deposits	4,933	3,980
Other non-interest-bearing liabilities	61,633	64,352
Total liabilities	864,838	884,542
Shareholders’ equity
Preferred stock	11,203	11,366
Common stock	78,425	71,118
Total shareholders’ equity	89,628	82,484
Total liabilities and shareholders’ equity	$954,466	$967,026
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	40.26%	43.46%
Liabilities	27.07%	28.02%

	Interest for the Three Months Ended March

$ in millions	2019	2018
Assets
U.S.	$ 296	$ 283
Non-U.S.	81	27
Total deposits with banks	377	310
U.S.	1,175	513
Non-U.S.	129	112
Total collateralized agreements	1,304	625
U.S.	1,243	1,035
Non-U.S.	644	631
Total financial instruments owned	1,887	1,666
U.S.	1,072	796
Non-U.S.	128	96
Total loans receivable	1,200	892
U.S.	573	520
Non-U.S.	256	217
Total other interest-earning assets	829	737
Total interest-earning assets	$5,597	$4,230
Liabilities
U.S.	$ 758	$ 444
Non-U.S.	99	57
Total interest-bearing deposits	857	501
U.S.	591	336
Non-U.S.	78	48
Total collateralized financings	669	384
U.S.	158	197
Non-U.S.	208	192
Total financial instruments sold, but not yet purchased	366	389
U.S.	136	202
Non-U.S.	6	4
Total short-term borrowings	142	206
U.S.	1,369	1,284
Non-U.S.	15	21
Total long-term borrowings	1,384	1,305
U.S.	1,237	603
Non-U.S.	(276)	(76)
Total other interest-bearing liabilities	961	527
Total interest-bearing liabilities	4,379	3,312
Net interest income
U.S.	110	81
Non-U.S.	1,108	837
Net interest income	$1,218	$ 918

85	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statistical Disclosures

	Annualized Average Rate for the Three Months Ended March

	2019	2018
Assets
U.S.	2.34%	1.61%
Non-U.S.	0.65%	0.22%
Total deposits with banks	1.50%	1.03%
U.S.	2.84%	1.40%
Non-U.S.	0.41%	0.30%
Total collateralized agreements	1.78%	0.85%
U.S.	2.95%	2.65%
Non-U.S.	2.19%	2.14%
Total financial instruments owned	2.64%	2.43%
U.S.	5.91%	5.16%
Non-U.S.	6.79%	6.33%
Total loans receivable	6.00%	5.26%
U.S.	5.59%	4.45%
Non-U.S.	3.07%	1.80%
Total other interest-earning assets	4.46%	3.10%
Total interest-earning assets	2.69%	1.98%
Liabilities
U.S.	2.48%	1.63%
Non-U.S.	1.26%	0.79%
Total interest-bearing deposits	2.23%	1.45%
U.S.	4.63%	2.08%
Non-U.S.	0.89%	0.42%
Total collateralized financings	3.11%	1.39%
U.S.	2.02%	2.25%
Non-U.S.	1.83%	1.56%
Total financial instruments sold, but not yet purchased	1.91%	1.85%
U.S.	1.72%	1.89%
Non-U.S.	0.16%	0.10%
Total short-term borrowings	1.21%	1.41%
U.S.	2.72%	2.48%
Non-U.S.	0.21%	0.41%
Total long-term borrowings	2.41%	2.29%
U.S.	4.00%	1.99%
Non-U.S.	(2.08)%	(0.47)%
Total other interest-bearing liabilities	2.17%	1.13%
Total interest-bearing liabilities	2.28%	1.65%
Interest rate spread	0.41%	0.33%
U.S.	0.09%	0.07%
Non-U.S.	1.32%	0.90%
Net yield on interest-earning assets	0.58%	0.43%

In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

Goldman Sachs March 2019 Form 10-Q	86

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. References to “the 2018 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2018. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to March 2019 and March 2018 refer to our periods ended, or the dates, as the context requires, March 31, 2019 and March 31, 2018, respectively. All references to December 2018 refer to the date December 31, 2018. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview

Three Months Ended March 2019 versus March 2018. We generated net earnings of $2.25 billion for the first quarter of 2019, a decrease of 21%, compared with $2.83 billion for the first quarter of 2018. Diluted earnings per common share was $5.71 for the first quarter of 2019, a decrease of 18%, compared with $6.95 for the first quarter of 2018. Annualized return on average common shareholders’ equity (ROE) was 11.1% for the first quarter of 2019, compared with 15.4% for the first quarter of 2018. Book value per common share was $209.07 as of March 2019, 0.8% higher compared with December 2018.

Net revenues were $8.81 billion for the first quarter of 2019, 13% lower than the first quarter of 2018, primarily due to lower net revenues in both Institutional Client Services, reflecting significantly lower net revenues in Equities and lower net revenues in Fixed Income, Currency and Commodities (FICC) Client Execution, and Investing & Lending, primarily reflecting significantly lower net revenues in equity securities.

Provision for credit losses was $224 million for the first quarter of 2019, compared with $44 million for the first quarter of 2018. Provision for credit losses for the first quarter of 2019 primarily related to consumer loans.

Operating expenses were $5.86 billion for the first quarter of 2019, 11% lower than the first quarter of 2018, due to significantly lower compensation and benefits expenses, reflecting a decline in operating performance.

We returned $1.56 billion of capital to common shareholders during the first quarter of 2019, including $1.25 billion of common share repurchases and $306 million in common stock dividends. As of March 2019, our Common Equity Tier 1 (CET1) capital ratio as calculated in accordance with the Standardized approach was 13.7% and the Basel III Advanced approach was 13.4%. See Note 20 to the consolidated financial statements for further information about our capital ratios.

Business Environment

During the first quarter of 2019, global real gross domestic product (GDP) growth appeared to increase compared with the fourth quarter of 2018, reflecting growth in emerging markets and advanced economies, including in the U.S. However, continued concerns about future global growth and a mixed macroeconomic environment led central banks to pivot towards more accommodative monetary policies, contributing to lower volatility across markets, higher global equity prices and tighter corporate credit spreads compared with the end of 2018. In addition, market sentiment in the beginning of the first quarter was impacted by continued political uncertainty, including the U.S. government shutdown. See “Segment Operating Results” for further information about the operating environment of each of our business segments during the quarter.

87	Goldman Sachs March 2019 Form 10-Q

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.4% as of both March 2019 and December 2018, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs March 2019 Form 10-Q	88

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

Review of Valuation Models. Our independent model risk management group (Model Risk), consisting of quantitative professionals who are separate from model developers, performs an independent model review and validation process of our valuation models. New or changed models are reviewed and approved prior to being put into use. Models are evaluated and re-approved annually to assess the impact of any changes in the product or market and any market developments in pricing theories. See “Risk Management — Model Risk Management” for further information about the review and validation of our valuation models.

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

In the fourth quarter of 2018, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment and determined that goodwill for each reporting unit was not impaired. There were no events or changes in circumstances during the three months ended March 2019 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of March 2019. See Note 13 to the consolidated financial statements for further information about our goodwill.

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

89	Goldman Sachs March 2019 Form 10-Q

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

Use of Estimates

U.S. GAAP requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining the allowance for credit losses on loans receivable and lending commitments held for investment, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and provisions for losses that may arise from tax audits.

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated year-end discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

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

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2018 Form 10-K for further information about the impact of economic and market conditions on our results of operations.

Goldman Sachs March 2019 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Financial Overview

The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March

$ in millions, except per share amounts	2019	2018
Net revenues	$8,807	$10,080
Pre-tax earnings	$2,719	$ 3,419
Net earnings	$2,251	$ 2,832
Net earnings applicable to common shareholders	$2,182	$ 2,737
Diluted earnings per common share	$ 5.71	$ 6.95
Annualized ROE	11.1%	15.4%
Annualized ROTE	11.7%	16.3%
Annualized net earnings to average total assets	0.9%	1.2%
Annualized return on average total shareholders’ equity	10.0%	13.7%
Average total shareholders’ equity to average total assets	9.4%	8.5%
Dividend payout ratio	14.0%	10.8%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

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

The table below presents our average equity, including the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Three Months Ended March

$ in millions	2019	2018
Total shareholders’ equity	$ 89,628	$ 82,484
Preferred stock	(11,203)	(11,366)
Common shareholders’ equity	78,425	71,118
Goodwill and identifiable intangible assets	(4,096)	(4,058)
Tangible common shareholders’ equity	$ 74,329	$ 67,060

Net Revenues

The table below presents our net revenues by line item.

	Three Months Ended March

$ in millions	2019	2018
Investment banking	$1,810	$ 1,793
Investment management	1,433	1,639
Commissions and fees	743	862
Market making	2,539	3,204
Other principal transactions	1,064	1,664
Total non-interest revenues	7,589	9,162
Interest income	5,597	4,230
Interest expense	4,379	3,312
Net interest income	1,218	918
Total net revenues	$8,807	$10,080

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

91	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2019, market-making activities reflected improved market conditions compared with the fourth quarter of 2018, while levels of volatility were lower and client activity remained low. Investment banking activities were impacted by industry-wide declines in completed mergers and acquisitions volumes and in initial public offerings compared with the fourth quarter of 2018. Rising asset prices during the quarter resulted in market appreciation in assets under supervision and net gains in public equities. In addition, other principal transactions included net gains from company-specific events and corporate performance as well as continued growth in loans receivable resulting in slightly higher net interest income.

If market-making activities remain low, or if investment banking activity levels continue to decline, of if asset prices decline, or if macroeconomic concerns negatively affect company-specific events, corporate performance or the origination of loans, net revenues would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended March 2019 versus March 2018

Net revenues in the consolidated statements of earnings were $8.81 billion for the first quarter of 2019, 13% lower than the first quarter of 2018, primarily due to significantly lower market making revenues and other principal transactions revenues, partially offset by significantly higher net interest income.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.81 billion for the first quarter of 2019, essentially unchanged compared with the first quarter of 2018. Revenues in financial advisory were significantly higher, reflecting an increase in completed mergers and acquisitions volumes. Revenues in underwriting were significantly lower, due to significantly lower revenues in equity underwriting, primarily reflecting a significant decline in industry-wide initial public offerings, and lower revenues in debt underwriting, primarily due to significantly lower revenues from leveraged finance transactions.

Investment management revenues in the consolidated statements of earnings were $1.43 billion for the first quarter of 2019, 13% lower than the first quarter of 2018, due to significantly lower incentive fees and lower transaction revenues. Management and other fees were essentially unchanged compared with the first quarter of 2018, reflecting shifts in the mix of client assets and strategies, offset by higher average assets under supervision.

Commissions and fees in the consolidated statements of earnings were $743 million for the first quarter of 2019, 14% lower than the first quarter of 2018, reflecting a decrease in our listed cash equity, options and futures volumes, generally consistent with market volumes.

Market making revenues in the consolidated statements of earnings were $2.54 billion for the first quarter of 2019, 21% lower than the first quarter of 2018, primarily due to significantly lower revenues in equity products, currencies and credit products, partially offset by significantly higher revenues in interest rate products.

Other principal transactions revenues in the consolidated statements of earnings were $1.06 billion, 36% lower than the first quarter of 2018, reflecting significantly lower net gains from investments in private equities and from investments in debt instruments and significantly lower results on hedges related to relationship lending activities, partially offset by significantly higher net gains from investments in public equities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $1.22 billion for the first quarter of 2019, 33% higher than the first quarter of 2018, reflecting an increase in interest income primarily due to the impact of higher interest rates on collateralized agreements and other interest-earning assets. The increase in interest income was partially offset by higher interest expense, primarily due to the impact of higher interest rates on other interest-bearing liabilities, and collateralized financings, partially offset by a decrease in total average collateralized financings. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Provision for Credit Losses

Provision for credit losses consists of provision for credit losses on loans receivable and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.

The table below presents our provision for credit losses.

	Three Months Ended March

$ in millions	2019	2018
Provision for credit losses	$224	$44

Three Months Ended March 2019 versus March 2018. Provision for credit losses was $224 million for the first quarter of 2019, compared with $44 million for the first quarter of 2018. Provision for credit losses for the first quarter of 2019 primarily related to consumer loans.

Goldman Sachs March 2019 Form 10-Q	92

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

The table below presents our operating expenses by line item and headcount.

	Three Months Ended March

$ in millions	2019	2018
Compensation and benefits	$ 3,259	$ 4,057
Brokerage, clearing, exchange and distribution fees	762	844
Market development	184	182
Communications and technology	286	251
Depreciation and amortization	368	299
Occupancy	225	194
Professional fees	298	293
Other expenses	482	497
Total operating expenses	$ 5,864	$ 6,617
Headcount at period-end	35,900	34,000

In the table above, headcount consists of our employees, and excludes consultants and temporary staff previously reported as part of total staff. As a result, expenses related to these consultants and temporary staff are now reported in professional fees. Previously such amounts were reported in compensation and benefits. Reclassifications have been made to previously reported amounts to conform to the current presentation.

See “Use of Estimates” for further information about estimates made in connection with discretionary compensation accruals and litigation and regulatory proceedings.

Three Months Ended March 2019 versus March 2018. Operating expenses in the consolidated statements of earnings were $5.86 billion for the first quarter of 2019, 11% lower than the first quarter of 2018. Our efficiency ratio (total operating expenses divided by total net revenues) for the first quarter of 2019 was 66.6%, compared with 65.6% for the first quarter of 2018.

The decrease in operating expenses compared with the first quarter of 2018 was due to significantly lower compensation and benefits expenses, reflecting a decline in operating performance. In addition, brokerage, clearing, exchange and distribution fees were lower, reflecting a decrease in activity levels. These decreases were partially offset by higher expenses for consolidated investments and technology, with the increases primarily in depreciation and amortization.

Net provisions for litigation and regulatory proceedings for the first quarter of 2019 were $37 million compared with $44 million for the first quarter of 2018.

Headcount decreased 2% during the first quarter of 2019.

Provision for Taxes

The effective income tax rate for the first quarter of 2019 was 17.2%, up from the full year tax rate of 16.2% for 2018, which included a $487 million income tax benefit in 2018 related to the finalization of the impact of the Tax Cuts and Jobs Act (Tax Legislation), partially offset by permanent tax benefits in the first quarter of 2019.

Tax Legislation reduced the U.S. corporate tax rate to 21%, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2% of total deductible expenses to certain foreign subsidiaries. GILTI is effectively a 10.5% tax, before allowable credits for foreign taxes paid, on the annual taxable income of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. During 2018, the U.S. Internal Revenue Service (IRS) issued proposed regulations relating to BEAT and GILTI. The effective income tax rate for the first quarter of 2019 includes estimates for BEAT and GILTI that are based on our current interpretation of these proposed regulations. We do not expect that the finalization of these proposed regulations will have a material impact on these estimates. However, it is possible that these estimates are materially impacted if the final regulations differ significantly from our current interpretation of the proposed regulations.

Based on our current interpretations of the rules and legislative guidance to date, we expect our 2019 tax rate to be between 22% and 23%.

93	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Segment Operating Results

The table below presents our net revenues, provision for credit losses, operating expenses and pre-tax earnings by segment.

	Three Months Ended March

$ in millions	2019	2018
Investment Banking
Net revenues	$1,810	$ 1,793
Operating expenses	1,002	1,010
Pre-tax earnings	$ 808	$ 783
Institutional Client Services
Net revenues	$3,605	$ 4,385
Operating expenses	2,652	3,152
Pre-tax earnings	$ 953	$ 1,233
Investing & Lending
Net revenues	$1,837	$ 2,131
Provision for credit losses	224	44
Operating expenses	886	1,030
Pre-tax earnings	$ 727	$ 1,057
Investment Management
Net revenues	$1,555	$ 1,771
Operating expenses	1,324	1,425
Pre-tax earnings	$ 231	$ 346
Total net revenues	$8,807	$10,080
Provision for credit losses	224	44
Total operating expenses	5,864	6,617
Total pre-tax earnings	$2,719	$ 3,419

In the table above, provision for credit losses, previously reported in Investing & Lending segment net revenues, is now reported as a separate line item. Previously reported amounts have been conformed to the current presentation.

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

The table below presents the operating results of our Investment Banking segment.

	Three Months Ended March

$ in millions	2019	2018
Financial Advisory	$ 887	$ 586
Equity underwriting	271	410
Debt underwriting	652	797
Total Underwriting	923	1,207
Total net revenues	1,810	1,793
Operating expenses	1,002	1,010
Pre-tax earnings	$ 808	$ 783

The table below presents our financial advisory and underwriting transaction volumes.

Three Months Ended March

$ in billions	2019	2018
Announced mergers and acquisitions	$ 391	$ 330
Completed mergers and acquisitions	$ 369	$ 156
Equity and equity-related offerings	$ 16	$ 20
Debt offerings	$ 67	$ 78

In the table above:

•	Volumes are per Dealogic.

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

Goldman Sachs March 2019 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2019, industry-wide announced mergers and acquisition volumes increased compared with the fourth quarter of 2018, while industry-wide completed mergers and acquisition volumes decreased compared with a strong prior quarter.

In underwriting, industry-wide equity underwriting transactions decreased compared with the fourth quarter of 2018, reflecting a decline in initial public offerings, in part as a result of the U.S. government shutdown. Industry-wide debt underwriting transactions increased.

In the future, if industry-wide announced mergers and acquisitions volumes decline, or if industry-wide completed mergers and acquisitions volumes continue to decline, or if debt underwriting transactions decline or equity underwriting transactions continue to decline, net revenues in Investment Banking would likely be negatively impacted.

Three Months Ended March 2019 versus March 2018. Net revenues in Investment Banking were $1.81 billion for the first quarter of 2019, essentially unchanged compared with the first quarter of 2018.

Net revenues in Financial Advisory were $887 million, 51% higher than the first quarter of 2018, reflecting an increase in completed mergers and acquisitions volumes.

Net revenues in Underwriting were $923 million, 24% lower than the first quarter of 2018, due to significantly lower net revenues in equity underwriting, primarily reflecting a significant decline in industry-wide initial public offerings, and lower net revenues in debt underwriting, primarily due to significantly lower net revenues from leveraged finance transactions.

Operating expenses were $1.00 billion for the first quarter of 2019, essentially unchanged compared with the first quarter of 2018. Pre-tax earnings were $808 million in the first quarter of 2019, 3% higher than the first quarter of 2018.

As of March 2019, our investment banking transaction backlog decreased compared with December 2018, due to lower estimated net revenues from potential advisory transactions and significantly lower estimated net revenues from potential debt underwriting transactions, both reflecting completed activity during the quarter. These decreases were partially offset by higher estimated net revenues from potential equity underwriting transactions, driven by initial public offerings.

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

95	Goldman Sachs March 2019 Form 10-Q

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended March

$ in millions	2019	2018
FICC Client Execution	$1,839	$2,074
Equities client execution	682	1,062
Commissions and fees	714	817
Securities services	370	432
Total Equities	1,766	2,311
Total net revenues	3,605	4,385
Operating expenses	2,652	3,152
Pre-tax earnings	$ 953	$1,233

The table below presents the net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended March 2019
Market making	$1,520	$1,019	$2,539
Commissions and fees	–	714	714
Net interest income	319	33	352
Total net revenues	$1,839	$1,766	$3,605
Three Months Ended March 2018
Market making	$1,812	$1,392	$3,204
Commissions and fees	–	817	817
Net interest income	262	102	364
Total net revenues	$2,074	$2,311	$4,385

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•

See “Net Revenues” for further information about market making revenues, commissions and fees, and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution was client activity.

Goldman Sachs March 2019 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2019, Institutional Client Services operated in an environment generally characterized by improved market conditions compared with the fourth quarter of 2018, while levels of volatility were lower and client activity remained low. The average daily VIX for the first quarter of 2019 declined to 17 compared with 21 for the fourth quarter of 2018. Global equity prices increased (with the MSCI World Index up 12%) and corporate credit spreads tightened (with U.S. investment-grade credit spreads tighter by 28 basis points and U.S. high-yield credit spreads tighter by 100 basis points). Oil prices increased to $60 per barrel (WTI) as of March 2019. If activity levels remain low, or volatility continues to decline, net revenues in Institutional Client Services would likely be negatively impacted.

Three Months Ended March 2019 versus March 2018. Net revenues in Institutional Client Services were $3.61 billion for the first quarter of 2019, 18% lower than the first quarter of 2018.

Net revenues in FICC Client Execution were $1.84 billion, 11% lower than the first quarter of 2018, reflecting the impact of less favorable market-making conditions on our inventory and lower client activity.

The following provides information about our FICC Client Execution net revenues by business, compared with results in the first quarter of 2018:

•	Net revenues in interest rate products were lower, reflecting lower client activity, partially offset by the impact of improved market-making conditions on our inventory.

•	Net revenues in currencies were lower, reflecting the impact of challenging market-making conditions on our inventory, partially offset by higher client activity.

•	Net revenues in credit products were lower, reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues were higher in mortgages, driven by higher client activity. Net revenues were also higher in commodities.

For the first quarter of 2019, approximately 90% of the net revenues in FICC Client Execution were generated from market intermediation and approximately 10% were generated from financing. FICC Client Execution financing net revenues include net revenues primarily from short-term repurchase agreement activities.

Net revenues in Equities were $1.77 billion, 24% lower than the first quarter of 2018, primarily due to significantly lower net revenues in equities client execution, particularly in derivatives, compared with a strong prior year period. In addition, commissions and fees were lower, reflecting a decrease in our listed cash equity, options and futures volumes, generally consistent with market volumes. Net revenues in securities services were lower, primarily reflecting lower average customer balances.

For the first quarter of 2019, approximately 65% of the net revenues in Equities were generated from market intermediation and approximately 35% were generated from financing. Equities financing net revenues include net revenues from prime brokerage and other financing activities, including securities lending, margin lending and swaps.

Operating expenses were $2.65 billion for the first quarter of 2019, 16% lower than the first quarter of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance, and lower brokerage, clearing, exchange and distribution fees. Pre-tax earnings were $953 million in the first quarter of 2019, 23% lower than the first quarter of 2018.

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

The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended March

$ in millions	2019	2018
Equity securities	$ 847	$1,069
Debt securities and loans	990	1,062
Total net revenues	1,837	2,131
Provision for credit losses	224	44
Operating expenses	886	1,030
Pre-tax earnings	$ 727	$1,057

97	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Operating Environment. During the first quarter of 2019, our investments in private equities benefited from company-specific events, including sales, and corporate performance. Investments in public equities reflected net gains, generally consistent with higher global equity prices during the quarter. Results for our investments in debt securities and loans reflected continued growth in loans receivable resulting in slightly higher net interest income. In addition, our results included mark-to-market gains driven by underlying credit fundamentals. If macroeconomic concerns negatively affect company-specific events, corporate performance or the origination of loans, or if global equity markets decline, or if credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.

Three Months Ended March 2019 versus March 2018. Net revenues in Investing & Lending were $1.84 billion for the first quarter of 2019, 14% lower than the first quarter of 2018.

Net revenues in equity securities were $847 million, 21% lower than the first quarter of 2018, reflecting significantly lower net gains from investments in private equities (the first quarter of 2019 included $656 million of net gains), partially offset by significantly higher net gains from investments in public equities (the first quarter of 2019 included $191 million of net gains). For the first quarter of 2019, 59% of the net revenues in equity securities were generated from corporate investments and 41% were generated from real estate.

Net revenues in debt securities and loans were $990 million, 7% lower than the first quarter of 2018, reflecting significantly lower net gains from investments in debt instruments and significantly lower results on hedges related to relationship lending activities. These decreases were partially offset by significantly higher net interest income. The first quarter of 2019 included net interest income of $835 million.

Provision for credit losses was $224 million for the first quarter of 2019, compared with $44 million for the first quarter of 2018. Provision for credit losses for the first quarter of 2019 primarily related to consumer loans.

Operating expenses were $886 million for the first quarter of 2019, 14% lower than the first quarter of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance, partially offset by increased expenses related to consolidated investments. Pre-tax earnings were $727 million in the first quarter of 2019, 31% lower than the first quarter of 2018.

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

Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class, distribution channel and the type of services provided, and are affected by investment performance, as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our assets under supervision was 33 basis points for the three months ended March 2019 and 35 basis points for the three months ended March 2018.

In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.

The table below presents the operating results of our Investment Management segment.

	Three Months Ended March

$ in millions	2019	2018
Management and other fees	$1,332	$1,346
Incentive fees	58	213
Transaction revenues	165	212
Total net revenues	1,555	1,771
Operating expenses	1,324	1,425
Pre-tax earnings	$ 231	$ 346

Goldman Sachs March 2019 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our period-end assets under supervision by asset class, distribution channel, region and vehicle.

	As of March

$ in billions	2019	2018
Asset Class
Alternative investments	$ 172	$ 168
Equity	335	322
Fixed income	717	668
Total long-term AUS	1,224	1,158
Liquidity products	375	340
Total AUS	$1,599	$1,498
Distribution Channel
Institutional	$ 620	$ 583
High-net-worth individuals	482	462
Third-party distributed	497	453
Total AUS	$1,599	$1,498
Region
Americas	$1,183	$1,111
Europe, Middle East and Africa	255	242
Asia	161	145
Total AUS	$1,599	$1,498
Vehicle
Separate accounts	$ 927	$ 863
Public funds	510	482
Private funds and other	162	153
Total AUS	$1,599	$1,498

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below presents changes in our assets under supervision.

	Three Months Ended March

$ in billions	2019	2018
Beginning balance	$1,542	$1,494
Net inflows/(outflows):
Alternative investments	1	(1)
Equity	(1)	5
Fixed income	20	9
Total long-term AUS net inflows/(outflows)	20	13
Liquidity products	(22)	(5)
Total AUS net inflows/(outflows)	(2)	8
Net market appreciation/(depreciation)	59	(4)
Ending balance	$1,599	$1,498

The table below presents our average monthly assets under supervision by asset class.

	Average for the Three Months Ended March

$ in billions	2019	2018
Alternative investments	$ 170	$ 169
Equity	324	328
Fixed income	693	665
Total long-term AUS	1,187	1,162
Liquidity products	389	336
Total AUS	$1,576	$1,498

Operating Environment. During the first quarter of 2019, Investment Management operated in an environment characterized by higher equity and fixed income prices, resulting in appreciation in our client assets. Our long-term assets under supervision also increased from net inflows in fixed income assets. These increases were partially offset by net outflows in liquidity products, which followed net inflows in the fourth quarter of 2018. The mix of our average assets under supervision between long-term assets under supervision and liquidity products was essentially unchanged compared with the fourth quarter of 2018. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors continue to withdraw their assets, net revenues in Investment Management would likely be negatively impacted.

Three Months Ended March 2019 versus March 2018. Net revenues in Investment Management were $1.56 billion for the first quarter of 2019, 12% lower than the first quarter of 2018, due to significantly lower incentive fees and lower transaction revenues. Management and other fees were essentially unchanged compared with the first quarter of 2018, reflecting shifts in the mix of client assets and strategies, offset by higher average assets under supervision.

During the quarter, total assets under supervision increased $57 billion to $1.60 trillion. Long-term assets under supervision increased $79 billion, including net market appreciation of $59 billion, primarily in equity assets, and net inflows of $20 billion, reflecting net inflows in fixed income assets. Liquidity products decreased $22 billion.

Operating expenses were $1.32 billion for the first quarter of 2019, 7% lower than the first quarter of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance. Pre-tax earnings were $231 million in the first quarter of 2019, 33% lower than the first quarter of 2018.

Geographic Data

See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

99	Goldman Sachs March 2019 Form 10-Q

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

Goldman Sachs March 2019 Form 10-Q	100

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

The table below presents our balance sheet allocation.

	As of

$ in millions	March 2019	December 2018
GCLA, segregated assets and other	$279,241	$313,138
Secured client financing	140,490	145,232
Inventory	241,772	204,584
Secured financing agreements	55,461	61,632
Receivables	40,305	42,006
Institutional Client Services	337,538	308,222
Public equity	1,381	1,445
Private equity	20,491	19,985
Total equity	21,872	21,430
Loans receivable	82,674	80,590
Loans, at fair value	13,302	13,416
Total loans	95,976	94,006
Debt securities	12,509	11,215
Other	5,101	7,913
Investing & Lending	135,458	134,564
Total inventory and related assets	472,996	442,786
Other assets	32,622	30,640
Total assets	$925,349	$931,796

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

Equity. The table below presents our equity investments by type and region.

	As of

$ in millions	March 2019	December 2018
Equity Type
Corporate	$17,552	$17,262
Real Estate	4,320	4,168
Total	$21,872	$21,430
Region
Americas	53%	53%
Europe, Middle East and Africa	17%	16%
Asia	30%	31%
Total	100%	100%

The table below presents our equity investments by vintage.

$ in millions	As of March 2019
Equity	$21,872
2012 or earlier	33%
2013 - 2015	34%
2016 - thereafter	33%
Total	100%

101	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Loans. The table below presents our loans by type and region.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of March 2019
Loan Type
Corporate loans	$40,705	$ 2,753	$43,458
PWM loans	17,101	7,329	24,430
Commercial real estate loans	11,867	1,706	13,573
Residential real estate loans	6,158	894	7,052
Consumer loans	4,675	–	4,675
Other loans	3,301	620	3,921
Allowance for loan losses	(1,133)	–	(1,133)
Total	$82,674	$13,302	$95,976
Region
Americas	67%	10%	77%
Europe, Middle East and Africa	15%	3%	18%
Asia	4%	1%	5%
Total	86%	14%	100%
As of December 2018
Loan Type
Corporate loans	$37,283	$ 2,819	$40,102
PWM loans	17,518	7,250	24,768
Commercial real estate loans	11,441	1,718	13,159
Residential real estate loans	7,284	973	8,257
Consumer loans	4,536	–	4,536
Other loans	3,594	656	4,250
Allowance for loan losses	(1,066)	–	(1,066)
Total	$80,590	$13,416	$94,006
Region
Americas	67%	11%	78%
Europe, Middle East and Africa	16%	2%	18%
Asia	3%	1%	4%
Total	86%	14%	100%

The table below presents the concentration of our secured and unsecured loans by an internally determined public rating agency equivalent.

	Investment- Grade	Non-Investment- Grade	Unrated	Total
As of March 2019
Secured	25%	50%	9%	84%
Unsecured	7%	3%	6%	16%
Total	32%	53%	15%	100%
As of December 2018
Secured	26%	49%	9%	84%
Unsecured	7%	3%	6%	16%
Total	33%	52%	15%	100%

In the table above, unrated loans primarily represents consumer loans, certain Private Wealth Management (PWM) loans and Purchased Credit Impaired loans for which other metrics are used to evaluate the credit quality.

The table below presents our corporate loans, and the concentration by industry.

	As of

$ in millions	March 2019	December 2018
Corporate loans	$43,458	$40,102
Industry
Consumer, Retail & Healthcare	15%	16%
Diversified Industrials	18%	17%
Financial Institutions	10%	10%
Funds	10%	10%
Natural Resources & Utilities	10%	11%
Real Estate	6%	6%
Technology, Media & Telecommunications	17%	18%
Other (including Special Purpose Vehicles)	14%	12%
Total	100%	100%

In the table above, as of both March 2019 and December 2018, corporate loans included 39% of loans related to our relationship lending and investment banking activities, 17% of loans related to collateralized inventory financings and 44% of loans related to other corporate lending activity, including middle market lending.

See Note 9 to the consolidated financial statements for further information about loans receivable.

•

Other Assets. Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, operating lease right-of-use assets, income tax-related receivables and miscellaneous receivables. Other assets included $14.65 billion as of March 2019 and $13.21 billion as of December 2018, held by consolidated investment entities (CIEs) in connection with our Investing & Lending segment activities. Substantially all of such assets relate to CIEs engaged in real estate investment activities. These entities were funded with liabilities of approximately $8 billion as of March 2019 and $6 billion as of December 2018. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

Goldman Sachs March 2019 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the reconciliation of our balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total
As of March 2019
Cash and cash equivalents	$ 87,884	$ –	$ –	$ –	$ –	$ 87,884
Resale agreements	96,333	19,618	16,486	8	–	132,445
Securities borrowed	16,343	92,632	38,975	–	–	147,950
Loans receivable	–	–	–	82,674	–	82,674
Customer and other receivables	–	28,240	40,305	4,893	–	73,438
Financial instruments owned	73,620	–	241,772	47,883	–	363,275
Other assets	5,061	–	–	–	32,622	37,683
Total assets	$279,241	$140,490	$337,538	$135,458	$32,622	$925,349
As of December 2018
Cash and cash equivalents	$130,547	$ –	$ –	$ –	$ –	$130,547
Resale agreements	87,022	32,389	19,808	39	–	139,258
Securities borrowed	10,382	83,079	41,824	–	–	135,285
Loans receivable	–	–	–	80,590	–	80,590
Customer and other receivables	–	29,764	42,006	7,545	–	79,315
Financial instruments owned	85,187	–	204,584	46,390	–	336,161
Other assets	–	–	–	–	30,640	30,640
Total assets	$313,138	$145,232	$308,222	$134,564	$30,640	$931,796

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

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2018 to March 2019.

Balance Sheet Analysis and Metrics

As of March 2019, total assets in our consolidated statements of financial condition were $925.35 billion, a decrease of $6.45 billion from December 2018, reflecting decreases in cash and cash equivalents of $42.66 billion and customer and other receivables of $5.88 billion, partially offset by increases in financial instruments owned of $27.11 billion, other assets of $7.04 billion and collateralized agreements of $5.85 billion. The decrease in cash and cash equivalents and increase in collateralized agreements reflected the impact of our and clients’ activities. The decrease in customer and other receivables primarily reflected client activity. The increase in financial instruments owned reflected higher client activity in equity securities and non-U.S. government obligations. The increase in other assets reflected purchases of held-to-maturity securities and recognition of operating lease right-of-use assets upon adoption of ASU No. 2016-02.

As of March 2019, total liabilities in our consolidated statements of financial condition were $835.08 billion, a decrease of $6.54 billion from December 2018, primarily reflecting decreases in collateralized financings of $9.05 billion and financial instruments sold of $7.95 billion, partially offset by increases in deposits of $5.88 billion and unsecured borrowings of $5.25 billion. The decrease in collateralized financings reflected the impact of our and clients’ activities. The decrease in financial instruments sold primarily reflected lower client activity in corporate debt instruments and government and agency obligations. The increase in deposits primarily reflected an increase in consumer deposits, partially offset by a decrease in institutional deposits. The increase in unsecured borrowings reflected the impact of interest rates and credit spreads on hybrid financial instruments for which we elected the fair value option.

Our total repurchase agreements, accounted for as collateralized financings, were $70.57 billion as of March 2019 and $78.72 billion as of December 2018, which were 8% lower as of March 2019 and 1% higher as of December 2018 than the daily average amount of repurchase agreements over the respective quarters. As of March 2019, the decrease in our repurchase agreements relative to the daily average during the quarter resulted from lower levels of our and clients’ activity at the end of the period.

The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

103	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information about our balance sheet and the leverage ratios.

	As of

$ in millions	March 2019	December 2018
Total assets	$925,349	$931,796
Unsecured long-term borrowings	$224,473	$224,149
Total shareholders’ equity	$ 90,273	$ 90,185
Leverage ratio	10.3x	10.3x
Debt to equity ratio	2.5x	2.5x

In the table above:

•

The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of common shareholders’ equity to tangible common shareholders’ equity.

	As of

$ in millions, except per share amounts	March 2019	December 2018
Total shareholders’ equity	$ 90,273	$ 90,185
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	79,070	78,982
Goodwill and identifiable intangible assets	(4,092)	(4,082)
Tangible common shareholders’ equity	$ 74,978	$ 74,900
Book value per common share	$ 209.07	$ 207.36
Tangible book value per common share	$ 198.25	$ 196.64

In the table above:

•

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

•

Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 378.2 million as of March 2019 and 380.9 million as of December 2018. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Funding Sources

Our primary sources of funding are deposits, collateralized financings, unsecured short-term and long-term borrowings, and shareholders’ equity. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.

The table below presents information about our funding sources.

	As of

$ in millions	March 2019		December 2018
Deposits	$164,136	26%	$158,257	25%
Collateralized financings	102,917	17%	111,964	18%
Unsecured short-term borrowings	45,432	7%	40,502	7%
Unsecured long-term borrowings	224,473	36%	224,149	36%
Total shareholders’ equity	90,273	14%	90,185	14%
Total funding sources	$627,231	100%	$625,057	100%

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

Goldman Sachs March 2019 Form 10-Q	104

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

The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of March 2019.

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

We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $528 million as of both March 2019 and December 2018.

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

The table below presents our quarterly unsecured long-term borrowings maturity profile as of March 2019.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020	$ –	$10,319	$6,404	$6,464	$ 23,187
2021	$ 3,363	$ 4,147	$7,814	$7,688	23,012
2022	$ 6,343	$ 6,091	$5,356	$5,767	23,557
2023	$10,611	$ 4,907	$8,148	$4,219	27,885
2024	$ 6,357	$ 3,999	$4,375	$2,112	16,843
2025 - thereafter					109,989
Total					$224,473

105	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of March 2019 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

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

Goldman Sachs March 2019 Form 10-Q	106

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

In March 2019, the FRB revised its CCAR rules relating to the qualitative CCAR review. Accordingly, beginning with CCAR 2019, while the FRB will continue to evaluate our capital planning process, our capital plan will no longer be subject to a potential qualitative objection.

In addition, the DFAST rules currently require us to conduct stress tests on a semi-annual basis and publish a summary of results. The FRB also conducts its own annual stress tests and publishes a summary of certain results.

With respect to our 2018 CCAR submission, the FRB informed us that it did not object to our capital plan, conditioned upon us returning not more than $6.30 billion of capital from the third quarter of 2018 through the second quarter of 2019. The capital plan provides for up to $5.00 billion in repurchases of outstanding common stock and $1.30 billion in total common stock dividends, including an increase in our common stock dividend of $0.05 from $0.80 to $0.85 per share in the second quarter of 2019. The amount and timing of our capital actions will be based on, among other things, our current and projected capital position, and capital deployment opportunities. We published a summary of our annual DFAST results in June 2018. See “Available Information” below. We submitted our 2019 CCAR capital plan in April 2019 and expect to publish a summary of our annual DFAST results in June 2019.

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

We also attribute risk-weighted assets (RWAs) to our business segments. As of March 2019, approximately 55% of RWAs calculated in accordance with the Standardized Capital Rules and approximately 50% of RWAs calculated in accordance with the Basel III Advanced Rules, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based upon balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

107	Goldman Sachs March 2019 Form 10-Q

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

As of March 2019, the remaining share authorization under our existing repurchase program was 27.3 million shares; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

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

In addition, we have established a triggers and alerts framework, which is designed to provide the Board of Directors of Group Inc. (Board) with information needed to make an informed decision on whether and when to commence bankruptcy proceedings for Group Inc.

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

The capital requirements calculated in accordance with the Capital Framework include the risk-based capital buffers and G-SIB surcharge. The risk-based capital buffers, applicable to us for 2019, include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the G-SIB surcharge applicable to us as of January 2019 is 2.5% based on 2017 financial data. Based on financial data for the three months ended March 2019, our current estimate is that we are above the threshold for the 3.0% G-SIB surcharge. The earliest this surcharge could be effective is January 2022. The G-SIB surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes. See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.

Goldman Sachs March 2019 Form 10-Q	108

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

GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $17.90 billion as of March 2019 and $17.45 billion as of December 2018, which exceeded the amount required by $15.58 billion as of March 2019 and $15.00 billion as of December 2018. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both March 2019 and December 2018, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

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

The table below presents GSI’s risk-based capital requirements.

	As of

	March 2019	December 2018
Risk-based capital requirements
CET1 capital ratio	8.7%	8.1%
Tier 1 capital ratio	10.7%	10.1%
Total capital ratio	13.3%	12.7%

In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments such as the introduction of risk-based capital buffers.

The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	March 2019	December 2018
Risk-based capital and RWAs
CET1 capital	$ 24,318	$ 23,956
Tier 1 capital	$ 32,618	$ 32,256
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 37,995	$ 37,633
RWAs	$198,727	$200,089
Risk-based capital ratios
CET1 capital ratio	12.2%	12.0%
Tier 1 capital ratio	16.4%	16.1%
Total capital ratio	19.1%	18.8%

In the table above, CET1 capital, Tier 1 capital and Total capital as of March 2019 included amounts which will be finalized upon the issuance of GSI’s 2019 annual audited financial statements and contributed approximately 13 basis points to the risk-based capital ratios.

In November 2016, the European Commission proposed amendments to the CRR to implement a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Any required leverage ratio is expected to become effective for GSI no earlier than June 1, 2021. GSI had a leverage ratio of 4.5% as of March 2019 and 4.4% as of December 2018. Tier 1 capital as of March 2019 included amounts which will be finalized upon the issuance of GSI’s 2019 annual audited financial statements and these amounts contributed approximately 4 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

109	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. As of March 2019, GSI was in compliance with this requirement.

GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2019 and December 2018, these subsidiaries were in compliance with their local capital requirements.

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

See “Business — Regulation” in Part I, Item 1 of the 2018 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

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

The FRB and the FDIC did not identify deficiencies in our most recent resolution plan, which we submitted in 2017. However, they did note one shortcoming that must be addressed in our next resolution plan submission, which is due on July 1, 2019. In December 2018, the FRB and FDIC finalized guidance for Resolution Plan submissions which consolidated or superseded all prior guidance. See “Available Information” below.

In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s 2018 resolution plan was submitted on June 28, 2018. In August 2018, the FDIC extended the next resolution plan filing deadline to no sooner than July 1, 2020.

Total Loss-Absorbing Capacity (TLAC). We are subject to the FRB’s TLAC and related requirements, which became effective in January 2019, with no phase-in period. Failure to comply with the TLAC and related requirements could result in restrictions being imposed by the FRB and could limit our ability to distribute capital, including share repurchases and dividend payments, and to make certain discretionary compensation payments.

The table below presents TLAC and external long-term debt requirements which became effective on January 1, 2019.

Requirements
TLAC to RWAs	22.0%
TLAC to leverage exposure	9.5%
External long-term debt to RWAs	8.5%
External long-term debt to leverage exposure	4.5%

In the table above:

•

The TLAC to RWAs requirement includes (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the 1.5% G-SIB surcharge (Method 1) and (iv) the countercyclical capital buffer, which the FRB has set to zero percent.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.

The table below presents information about our TLAC and external long-term debt ratios.

	As of

$ in millions	March 2019	December 2018
TLAC	$ 254,679	$ 254,836
External long-term debt	$ 159,437	$ 160,493
RWAs	$ 556,609	$ 558,111
Leverage exposure	$1,338,115	$1,342,906
TLAC to RWAs	45.8%	45.7%
TLAC to leverage exposure	19.0%	19.0%
External long-term debt to RWAs	28.6%	28.8%
External long-term debt to leverage exposure	11.9%	12.0%

Goldman Sachs March 2019 Form 10-Q	110

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

•

RWAs represent Basel III Advanced RWAs. In accordance with the TLAC rules, the higher of Basel III Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•	Leverage exposure consists of average adjusted total assets and certain off-balance-sheet exposures.

See “Business — Regulation” in Part I, Item 1 of the 2018 Form 10-K for further information about TLAC.

Other Developments

U.K.’s notification to the European Council of its decision to leave the E.U. (Brexit). In March 2017, the U.K. government commenced the formal proceedings to withdraw from the E.U. This triggered a period of two years during which the terms of the U.K.’s exit from the E.U. were required to be negotiated and the process to be concluded.

The E.U. and the U.K. have agreed to a withdrawal agreement (the Withdrawal Agreement) which requires ratification by both the U.K. and the E.U. Parliaments. The U.K. Parliament has not yet approved the Withdrawal Agreement. As a result, the U.K. government and the E.U. have agreed to a further extension to the two-year period, with the current end date being October 31, 2019. Without a successful conclusion to the process by the end date, there is a possibility that the U.K. will leave the E.U. without a clear framework for its relationship with the E.U. or any transitional arrangements in place, in which case firms based in the U.K. will lose their existing access arrangements to the E.U. markets. Such a scenario is referred to as a “hard” Brexit.

We have been preparing for anticipated outcomes, including a hard Brexit, with the goal of ensuring that we maintain access to E.U. markets and are able to continue to provide products and services to our E.U. clients. See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2018 Form 10-K for further information about our plan to manage a hard Brexit scenario.

Replacement of Interbank Offered Rates (IBORs), including LIBOR. Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. We have created a program that focuses on achieving an orderly transition from IBORs to alternative risk-free reference rates for us and our clients. See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2018 Form 10-K for further information about this program.

111	Goldman Sachs March 2019 Form 10-Q

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

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs March 2019 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Contractual Obligations

We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our time deposits, secured long-term financings, unsecured long-term borrowings, interest payments and operating lease payments.

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

The table below presents our contractual obligations by type.

As of

$ in millions	March 2019	December 2018
Time deposits	$ 28,546	$ 28,413
Secured long-term financings	$ 12,802	$ 11,878
Unsecured long-term borrowings	$224,473	$224,149
Interest payments	$ 53,103	$ 54,594
Operating lease payments	$ 4,047	$ 2,399

The table below presents our contractual obligations by expiration.

	As of March 2019

$ in millions	Remainder of 2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Time deposits	$ –	$11,032	$11,325	$ 6,189
Secured long-term financings	$ –	$ 5,513	$ 3,742	$ 3,547
Unsecured long-term borrowings	$ –	$46,199	$51,442	$126,832
Interest payments	$4,981	$12,054	$ 8,678	$ 27,390
Operating lease payments	$ 318	$ 603	$ 439	$ 2,687

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

•

As of March 2019, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $5.62 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•

As of March 2019, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of March 2019, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.96 billion.

•

Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2019, and includes stated coupons, if any, on structured notes.

•

Operating lease payments include lease commitments for office space that expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 17 to the consolidated financial statements for further information about our operating lease liabilities.

113	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Risk Management

Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management.” Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” and “Risk Factors” in Part I, Item 1A of the 2018 Form 10-K.

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

The implementation of our risk governance structure and core risk management processes are overseen by Enterprise Risk, which reports to our chief risk officer, and is responsible for ensuring that our enterprise risk management framework provides the Board, our risk committees and senior management with a consistent and integrated approach to managing our various risks in a manner consistent with our risk appetite.

Our revenue-producing units, as well as Treasury, Operations, Services and Technology, are our first line of defense and are accountable for the outcomes of our risk-generating activities, as well as for assessing and managing those risks within our risk appetite.

Our independent risk oversight and control functions are considered our second line of defense and provide independent assessment, oversight and challenge of the risks taken by our first line of defense, as well as lead and participate in risk committees. Independent risk oversight and control functions include Compliance, Conflicts Resolution, Controllers, Credit Risk, Enterprise Risk, Human Capital Management, Legal, Liquidity Risk, Market Risk, Model Risk, Operational Risk and Tax.

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

Goldman Sachs March 2019 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The three lines of defense structure promotes the accountability of first line risk takers, provides a framework for effective challenge by the second line and empowers independent review from the third line.

Our governance structure provides the protocol and responsibility for decision-making on risk management issues and ensures implementation of those decisions. We make extensive use of risk committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to manage and mitigate risks.

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

We also apply a rigorous framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits and thresholds included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Enterprise Risk Committee is responsible for approving our risk limits framework, subject to the overall limits approved by the Risk Committee of the Board, and monitoring these limits on a daily basis.

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

115	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Structure

Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our first and second lines of defense. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees or working groups, are described below. In addition to these committees, we have other risk committees that provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact of transactions and activities, which they oversee, on our reputation.

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As a part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits framework. This committee is co-chaired by our chief financial officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

•

Firmwide Risk Committee. The Firmwide Risk Committee is responsible for the ongoing monitoring of relevant financial risks and related risk limits at the firmwide, business and product levels. This committee is co-chaired by the chairs of the Firmwide Enterprise Risk Committee.

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

Goldman Sachs March 2019 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Conduct and Operational Risk Committee. The Firmwide Conduct and Operational Risk Committee is responsible for the ongoing approval and monitoring of the frameworks, policies, parameters and limits which govern our conduct and operational risks. This committee is co-chaired by a managing director in Compliance and our deputy chief risk officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cyber security matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our co-chief information officer and the head of Global Investment Research, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Global Business and Operational Resilience Committee. The Global Business and Operational Resilience Committee is responsible for oversight of the activities related to maintaining and developing business and operational resilience across all functions and regions. This committee is chaired by our chief administrative officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

•

Risk Governance Committee. The Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for the ongoing approval and monitoring of risk frameworks, policies, parameters and limits, at firmwide, business and product levels. In addition, this committee reviews the results of stress tests and scenario analyses. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Volcker Oversight Committee. The Firmwide Volcker Oversight Committee is responsible for the oversight and periodic review of the implementation of our Volcker Rule compliance program, as approved by the Board, and other Volcker Rule-related matters. This committee is co-chaired by our chief market risk officer and the deputy head of Compliance, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

Firmwide Client and Business Standards Committee. The Firmwide Client and Business Standards Committee is responsible for overseeing relationships with our clients, client service and experience, and related business standards, as well as client-related reputational matters. This committee is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and reports to the Management Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

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

117	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

•

Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by the head of Credit Risk and a co-head of the Financing Group, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•

Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by the co-head of the Industrials Group in our Investment Banking Division, an advisory director, and a managing director in Risk Management, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs March 2019 Form 10-Q	118

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

Liquidity Risk, which is independent of our revenue-producing units and Treasury, and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our liquidity risk through firmwide oversight across our global businesses and the establishment of stress testing and limits frameworks.

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

119	Goldman Sachs March 2019 Form 10-Q

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2019, Group Inc. had $29.72 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $40.22 billion invested in GSI, a regulated U.K. broker-dealer; $2.84 billion invested in GSJCL, a regulated Japanese broker-dealer; $32.40 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.94 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $113.54 billion of unsubordinated loans (including secured loans of $29.50 billion), and $20.00 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of March 2019. In addition, as of March 2019, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs March 2019 Form 10-Q	120

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

•	No asset liquidation except relating to GCLA or hedging activities.

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

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

121	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

OTC Derivatives

•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

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

Securities

•	Contingent: Liquidity outflows associated with a reduction or composition change in our short positions, which may serve as a funding source for long positions.

Unfunded Commitments

•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other

•	Other large cash outflows that could occur in a stressed environment.

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

Model Review and Validation

We regularly refine our Modeled Liquidity Outflow, Intraday Liquidity Model and our other stress testing models to reflect changes in market or economic conditions and our business mix. Any changes, including model assumptions, are approved by Treasury and Liquidity Risk. Significant changes to these models are also approved by the Risk Governance Committee.

These models are independently reviewed, validated and approved by Model Risk. See “Model Risk Management” for further information.

Limits

We use liquidity risk limits at various levels and across liquidity risk types to manage the size of our liquidity exposures. Limits are measured relative to acceptable levels of risk given our liquidity risk tolerance. The purpose of the firmwide limits is to assist senior management in monitoring and controlling our overall liquidity profile.

Goldman Sachs March 2019 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The Risk Committee of the Board and the Risk Governance Committee approve limits at the firmwide level, consistent with our risk appetite statement. Limits are reviewed frequently and amended, with required approvals, on a permanent and temporary basis, as appropriate, to reflect changing market or business conditions.

Limits are monitored by Treasury and Liquidity Risk. Liquidity Risk is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded.

GCLA and Unencumbered Metrics

GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2019 and December 2018 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

The table below presents information about our average GCLA.

	Average for the Three Months Ended

$ in millions	March 2019	December 2018
Denomination
U.S. dollar	$150,370	$151,419
Non-U.S. dollar	83,395	77,631
Total	$233,765	$229,050
Asset Class
Overnight cash deposits	$ 82,018	$ 97,453
U.S. government obligations	92,802	78,054
U.S. agency obligations	11,754	14,550
Non-U.S. government obligations	47,191	38,993
Total	$233,765	$229,050
Entity Type
Group Inc. and Funding IHC	$ 39,557	$ 36,745
Major broker-dealer subsidiaries	97,990	99,077
Major bank subsidiaries	96,218	93,228
Total	$233,765	$229,050

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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $194.48 billion for the three months ended March 2019 and $191.14 billion for the three months ended December 2018. We do not consider these assets liquid enough to be eligible for our GCLA.

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

123	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	March 2019	December 2018
Total HQLA	$232,123	$226,473
Eligible HQLA	$163,598	$160,016
Net cash outflows	$121,894	$126,511
LCR	134%	127%

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

The following is information about our subsidiary liquidity regulatory requirements:

•

GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2019, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•

GSI. GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended March 2019 exceeded the minimum requirement.

•

Other Subsidiaries. We monitor local regulatory liquidity requirements of our subsidiaries to ensure compliance. For many of our subsidiaries, these requirements either have changed or are likely to change in the future due to the implementation of the Basel Committee on Banking Supervision’s framework for liquidity risk measurement, standards and monitoring, as well as other regulatory developments.

The implementation of these rules and any amendments adopted by the regulatory authorities, could impact our liquidity and funding requirements and practices in the future.

Credit Ratings

We rely on the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2018 Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2019

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•

The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard and Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs March 2019 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of March 2019

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

Three Months Ended March 2019. Our cash and cash equivalents decreased by $42.66 billion to $87.88 billion at the end of the first quarter of 2019, primarily due to net cash used for operating activities. The net cash used for operating activities primarily reflected an increase in financial instruments owned and collateralized transactions.

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

125	Goldman Sachs March 2019 Form 10-Q

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

Market Risk, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our market risk through firmwide oversight across our global businesses.

Managers in revenue-producing units and Market Risk discuss market information, positions and estimated loss scenarios on an ongoing basis. Managers in revenue-producing units are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

Market Risk Management Process

Our process for managing market risk includes:

•	Collecting complete, accurate and timely information;

•	Utilizing a dynamic limit-setting framework;

•	Monitoring compliance with established market risk limits and reporting our exposures;

•	Diversifying exposures;

•	Controlling position sizes;

•	Evaluating mitigants, such as economic hedges in related securities or derivatives; and

•	Ensuring proactive communication between our revenue-producing units and our independent risk oversight and control functions.

Our market risk management systems enable us to perform an independent calculation of VaR and stress measures, capture risk measures at individual position levels, attribute risk measures to individual risk factors of each position, report many different views of the risk measures (e.g., by desk, business, product type or entity) and produce ad hoc analyses in a timely manner.

Risk Measures

We produce risk measures and monitor them against established market risk limits. These measures reflect an extensive range of scenarios and the results are aggregated at product, business and firmwide levels.

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

Goldman Sachs March 2019 Form 10-Q	126

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

127	Goldman Sachs March 2019 Form 10-Q

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

Limits

We use market risk limits and sub-limits at various levels to manage the size of our market exposures. The Risk Committee of the Board and the Risk Governance Committee approve limits and sub-limits at firmwide, business and product levels, consistent with our risk appetite statement. In addition, Market Risk (through delegated authority from the Risk Governance Committee) sets limits and sub-limits at certain product and desk levels. Limits are reviewed regularly and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or tolerance for risk.

Limits are set based on VaR and on a range of stress tests relevant to our exposures. Sub-limits are set below the approved level of limits. Sub-limits set the desired maximum amount of exposure that may be managed by any particular business on a day-to-day basis without additional levels of senior management approval, effectively leaving day-to-day decisions to individual desk managers and traders. Accordingly, sub-limits are a management tool designed to ensure appropriate escalation rather than to establish maximum risk tolerance. Sub-limits also distribute risk among various businesses in a manner that is consistent with their level of activity and client demand, taking into account the relative performance of each area.

Market Risk is responsible for monitoring these limits, and identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded (e.g., due to positional changes or changes in market conditions, such as increased volatilities or changes in correlations). Such instances are remediated by an inventory reduction and/or a temporary or permanent increase to the limit.

Model Review and Validation

Our VaR and stress testing models are regularly reviewed and enhanced in order to incorporate changes in the composition of positions included in our market risk measures, as well as variations in market conditions. Prior to implementing significant changes to our assumptions and/or models, Model Risk performs model validations. Significant changes to our VaR and stress testing models are reviewed with our chief risk officer and chief financial officer, and approved by the Risk Governance Committee.

These models are independently reviewed, validated and approved by Model Risk. See “Model Risk Management” for further information.

Goldman Sachs March 2019 Form 10-Q	128

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

The table below presents our average daily VaR by risk category.

	Three Months Ended

$ in millions	March 2019	December 2018	March 2018
Interest rates	$ 43	$ 40	$ 54
Equity prices	29	28	34
Currency rates	12	19	10
Commodity prices	11	12	9
Diversification effect	(40)	(50)	(34)
Total	$ 55	$ 49	$ 73

Our average daily VaR increased to $55 million for the first quarter of 2019 from $49 million for the fourth quarter of 2018, primarily due to a decrease in the diversification effect and an increase in the interest rates category, partially offset by a decrease in the currency rates category. The overall increase was due to higher levels of volatility and changes in exposures.

Our average daily VaR decreased to $55 million for the first quarter of 2019 from $73 million for the first quarter of 2018, reflecting decreases in the interest rates and equity prices categories, and an increase in the diversification effect. The overall decrease was primarily due to reduced exposures.

The table below presents our period-end VaR by risk category.

	As of

$ in millions	March 2019	December 2018	March 2018
Interest rates	$ 41	$ 46	$ 59
Equity prices	31	32	37
Currency rates	11	12	9
Commodity prices	12	11	10
Diversification effect	(38)	(44)	(36)
Total	$ 57	$ 57	$ 79

Our daily VaR of $57 million as of March 2019 remained unchanged compared with December 2018.

Our daily VaR decreased to $57 million as of March 2019 from $79 million as of March 2018, primarily due to decreases in the interest rates and equity prices categories. The overall decrease was primarily due to reduced exposures.

During the first quarter of 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.

The table below presents our high and low VaR.

	Three Months Ended

	March 2019		December 2018		March 2018

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$52	$35	$47	$34	$61	$45
Equity prices	$38	$25	$32	$24	$45	$27
Currency rates	$20	$ 7	$27	$12	$14	$ 7
Commodity prices	$16	$10	$14	$ 9	$11	$ 8
Firmwide
VaR	$63	$49	$59	$42	$86	$54

The chart below presents our daily VaR for the three months ended March 2019.

The table below presents, by number of days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March

$ in millions	2019	2018
>$100	5	7
$75 - $100	6	10
$50 - $75	10	20
$25 - $50	18	12
$0 - $25	19	10
$(25) - $0	3	2
<$(25)	–	–
Total	61	61

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during the first quarter of 2019.

129	Goldman Sachs March 2019 Form 10-Q

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

10% Sensitivity Measures. The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	March 2019	December 2018	March 2018
Equity	$1,939	$1,923	$2,064
Debt	2,031	1,890	1,609
Total	$3,970	$3,813	$3,673

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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

Credit Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a gain of $3 million (including hedges) as of both March 2019 and December 2018. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $45 million as of March 2019 and $41 million as of December 2018. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.

Interest Rate Sensitivity. Loans receivable were $82.67 billion as of March 2019 and $80.59 billion as of December 2018, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $640 million as of March 2019 and $607 million as of December 2018 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.

Other Market Risk Considerations

As of both March 2019 and December 2018, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.

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

Goldman Sachs March 2019 Form 10-Q	130

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

The table below presents certain categories of assets and liabilities in our consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities.

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

Credit Risk, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our credit risk through firmwide oversight across our global businesses. The Risk Governance Committee reviews and approves credit policies and parameters. In addition, we hold other positions that give rise to credit risk (e.g., bonds held in our inventory and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk, consistent with other inventory positions. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk.

Credit Risk Management Process

Our process for managing credit risk includes:

•	Collecting complete, accurate and timely information;

•	Approving transactions and setting and communicating credit exposure limits;

•	Monitoring compliance with established credit risk limits and reporting our exposure;

•	Establishing or approving underwriting standards;

•	Assessing the likelihood that a counterparty will default on its payment obligations;

•	Measuring our current and potential credit exposure and losses resulting from a counterparty default;

•	Using credit risk mitigants, including collateral and hedging;

•	Maximizing recovery through active workout and restructuring of claims; and

•	Ensuring proactive communication between our revenue-producing units and our independent risk oversight and control functions.

As part of the risk assessment process, we perform credit reviews, which include initial and ongoing analyses of our counterparties. For substantially all of our credit exposures, the core of our process is an annual counterparty credit review. A credit review is an independent analysis of the capacity and willingness of a counterparty to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the counterparty’s industry, and the economic environment. Senior personnel, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.

131	Goldman Sachs March 2019 Form 10-Q

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

We use credit risk limits at various levels, as well as underwriting standards to manage the size and nature of our credit exposures. The Risk Committee of the Board and the Risk Governance Committee approve limits at firmwide, business and product levels, consistent with our risk appetite statement. Credit Risk (through delegated authority from the Risk Governance Committee) sets limits for individual counterparties, economic groups, industries and countries. Limits for counterparties and economic groups are reviewed regularly and revised to reflect changing risk appetites for a given counterparty or group of counterparties. Limits for industries and countries are based on our risk appetite and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations.

Policies authorized by the Firmwide Enterprise Risk Committee and the Risk Governance Committee prescribe the level of formal approval required for us to assume credit exposure to a counterparty across all product areas, taking into account any applicable netting provisions, collateral or other credit risk mitigants.

Credit Risk is responsible for monitoring these limits, and identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded.

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

Model Review and Validation

Our potential credit exposure and stress testing models, and any changes to such models or assumptions, are independently reviewed, validated and approved by Model Risk. See “Model Risk Management” for further information.

Goldman Sachs March 2019 Form 10-Q	132

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

Credit Exposures

As of March 2019, our aggregate credit exposure decreased as compared with December 2018, primarily reflecting a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2018, reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the three months ended March 2019 was higher as compared with our credit exposure to counterparties that defaulted during the same prior year period, and substantially all of such exposure was related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the three months ended March 2019 remained low, representing less than 0.5% of our total credit exposure. Estimated losses compared with the same prior year period were higher, but were not material. Our credit exposures are described further below.

Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly rated banks and central banks.

The table below presents our credit exposure from unrestricted cash and cash equivalents, and the concentration by industry, region and credit quality.

	As of

$ in millions	March 2019	December 2018
Cash and Cash Equivalents	$66,721	$107,408
Industry
Financial Institutions	20%	16%
Sovereign	80%	84%
Total	100%	100%
Region
Americas	62%	36%
Europe, Middle East and Africa	18%	41%
Asia	20%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	60%	62%
AA	12%	10%
A	26%	27%
BBB	2%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $21.16 billion as of March 2019 and $23.14 billion as of December 2018.

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

133	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	March 2019	December 2018
OTC derivative assets	$ 39,285	$ 40,576
Collateral (not netted under U.S. GAAP)	(13,811)	(14,278)
Net credit exposure	$ 25,474	$ 26,298
Industry
Consumer, Retail & Healthcare	3%	2%
Diversified Industrials	7%	8%
Financial Institutions	16%	14%
Funds	14%	17%
Municipalities & Nonprofit	8%	7%
Natural Resources & Utilities	13%	13%
Sovereign	26%	25%
Technology, Media & Telecommunications	9%	7%
Other (including Special Purpose Vehicles)	4%	7%
Total	100%	100%
Region
Americas	36%	35%
Europe, Middle East and Africa	55%	55%
Asia	9%	10%
Total	100%	100%

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

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2019
Less than 1 year	$ 15,404	$ 4,578	$ 19,982
1 - 5 years	19,565	4,868	24,433
Greater than 5 years	51,517	4,989	56,506
Total	86,486	14,435	100,921
Netting	(67,767)	(7,680)	(75,447)
Net credit exposure	$ 18,719	$ 6,755	$ 25,474
As of December 2018
Less than 1 year	$ 15,697	$ 5,427	$ 21,124
1 - 5 years	21,300	4,091	25,391
Greater than 5 years	51,737	4,191	55,928
Total	88,734	13,709	102,443
Netting	(68,736)	(7,409)	(76,145)
Net credit exposure	$ 19,998	$ 6,300	$ 26,298

In the table above:

•	Tenor is based on remaining contractual maturity.

•

Netting includes counterparty netting across tenor categories and cash and securities collateral that management considers when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP). Counterparty netting within the same tenor category is included within such tenor category.

The tables below present the distribution of our net credit exposure from OTC derivatives by tenor and internally determined public rating agency equivalents.

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of March 2019
Less than 1 year	$ 1,042	$ 1,737	$ 6,384	$ 6,241	$ 15,404
1 - 5 years	698	4,207	9,488	5,172	19,565
Greater than 5 years	10,331	(837)	22,525	19,498	51,517
Total	12,071	5,107	38,397	30,911	86,486
Netting	(7,122)	(2,578)	(33,608)	(24,459)	(67,767)
Net credit exposure	$ 4,949	$ 2,529	$ 4,789	$ 6,452	$ 18,719
As of December 2018
Less than 1 year	$ 1,262	$ 2,506	$ 6,473	$ 5,456	$ 15,697
1 - 5 years	881	5,192	9,072	6,155	21,300
Greater than 5 years	9,202	3,028	21,415	18,092	51,737
Total	11,345	10,726	36,960	29,703	88,734
Netting	(6,444)	(7,107)	(32,390)	(22,795)	(68,736)
Net credit exposure	$ 4,901	$ 3,619	$ 4,570	$ 6,908	$ 19,998

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of March 2019
Less than 1 year	$ 4,342	$ 236	$ 4,578
1 - 5 years	4,841	27	4,868
Greater than 5 years	4,932	57	4,989
Total	14,115	320	14,435
Netting	(7,569)	(111)	(7,680)
Net credit exposure	$ 6,546	$ 209	$ 6,755
As of December 2018
Less than 1 year	$ 5,255	$ 172	$ 5,427
1 - 5 years	4,053	38	4,091
Greater than 5 years	4,138	53	4,191
Total	13,446	263	13,709
Netting	(7,339)	(70)	(7,409)
Net credit exposure	$ 6,107	$ 193	$ 6,300

Goldman Sachs March 2019 Form 10-Q	134

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

The table below presents our credit exposure from commercial loans and lending commitments, and the concentration by industry, region and credit quality.

	As of

$ in millions	March 2019	December 2018
Loans and Lending Commitments	$198,519	$200,823
Industry
Consumer, Retail & Healthcare	16%	16%
Diversified Industrials	17%	16%
Financial Institutions	7%	9%
Funds	4%	4%
Natural Resources & Utilities	15%	15%
Real Estate	11%	10%
Technology, Media & Telecommunications	17%	18%
Other (including Special Purpose Vehicles)	13%	12%
Total	100%	100%
Region
Americas	73%	76%
Europe, Middle East and Africa	23%	20%
Asia	4%	4%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	1%
AA	5%	5%
A	14%	14%
BBB	28%	29%
BB or lower	52%	51%
Total	100%	100%

•

PWM, Residential Real Estate and Other Lending. We extend PWM loans and lending commitments through our private bank, substantially all of which are secured by commercial and residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value.

We also have residential real estate and other lending exposures, which includes purchased residential real estate and unsecured consumer loans and commitments to purchase such loans (including distressed loans) and securities.

The table below presents our credit exposure from PWM, residential real estate and other lending, and the concentration by region.

$ in millions	PWM	Residential Real Estate and Other
As of March 2019
Credit Exposure	$27,037	$10,973
Americas	91%	71%
Europe, Middle East and Africa	7%	28%
Asia	2%	1%
Total	100%	100%
As of December 2018
Credit Exposure	$26,775	$11,976
Americas	91%	72%
Europe, Middle East and Africa	7%	27%
Asia	2%	1%
Total	100%	100%

•	Consumer Lending. We originate unsecured consumer loans.

The table below presents our credit exposure from originated unsecured consumer loans and the concentration for the five most concentrated U.S. states.

$ in millions	Consumer
As of March 2019
Credit Exposure	$4,675
California	12%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%
As of December 2018
Credit Exposure	$4,536
California	12%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%

See Note 9 to the consolidated financial statements for further information about the credit quality indicators of consumer loans.

135	Goldman Sachs March 2019 Form 10-Q

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

The table below presents our credit exposure from secured financing transactions and the concentration by industry, region and credit quality.

	As of

$ in millions	March 2019	December 2018
Secured Financing Transactions	$24,855	$20,979
Industry
Financial Institutions	34%	31%
Funds	36%	33%
Municipalities & Nonprofit	5%	7%
Sovereign	24%	28%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%
Region
Americas	34%	33%
Europe, Middle East and Africa	39%	41%
Asia	27%	26%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	11%	11%
AA	35%	34%
A	37%	35%
BBB	11%	10%
BB or lower	6%	10%
Total	100%	100%

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

The table below presents our other credit exposures and the concentration by industry, region and credit quality.

	As of

$ in millions	March 2019	December 2018
Other Credit Exposures	$41,692	$41,649
Industry
Financial Institutions	84%	84%
Funds	9%	7%
Natural Resources & Utilities	3%	4%
Other (including Special Purpose Vehicles)	4%	5%
Total	100%	100%
Region
Americas	40%	44%
Europe, Middle East and Africa	51%	46%
Asia	9%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	2%	3%
AA	53%	47%
A	23%	26%
BBB	8%	8%
BB or lower	14%	16%
Total	100%	100%

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

Goldman Sachs March 2019 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has led to concerns about its economic stability. As of March 2019, our total credit exposure to Turkey was $1.98 billion, which was substantially all with non-sovereign counterparties or borrowers. Such exposure consisted of $1.63 billion related to OTC derivatives, $201 million related to secured receivables and $146 million related to loans and lending commitments. After taking into consideration the benefit of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties, our net credit exposure was $230 million. In addition, our total market exposure to Turkey as of March 2019 was not material.

Significant depreciation of the Argentine Peso has resulted in higher inflation and has raised concerns about Argentina’s economic stability. As of March 2019, our total credit exposure to Argentina was $599 million, which was primarily with sovereign counterparties or borrowers, and was primarily related to OTC derivatives. After taking into consideration the benefit of Argentine sovereign collateral received, our net credit exposure was $245 million. In addition, our total market exposure to Argentina was $328 million, primarily reflecting debt exposure with sovereign issuers or underliers.

The international sanctions on Russia have led to concerns about its economic stability. As of March 2019, our total credit exposure to Russia was $334 million, which was substantially all with non-sovereign counterparties or borrowers, and was primarily related to loans and lending commitments. After taking into consideration the benefit of Russian collateral received, our net credit exposure was $234 million. In addition, our total market exposure to Russia as of March 2019 was $706 million, primarily reflecting equity exposure with non-sovereign issuers or underliers.

The political instability in Ukraine has led to economic concerns. In addition, Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of March 2019, our total credit and market exposure for both Ukraine and Venezuela was not material.

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

137	Goldman Sachs March 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Conduct and Operational Risk Committee is responsible for the ongoing approval and monitoring of the frameworks, policies, parameters, limits and thresholds which govern our operational risks.

Operational Risk, which is independent of our revenue-producing units and reports to our chief risk officer, has primary responsibility for developing and implementing a formalized framework for assessing, monitoring and managing operational risk with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.

Operational Risk Management Process

Our process for managing operational risk includes:

•	Collecting complete, accurate and timely information;

•	Training, supervision and development of our people;

•	Active participation of senior management in identifying and mitigating our key operational risks;

•

Independent risk oversight and control functions that monitor operational risk, and implementation of policies, procedures and controls designed to prevent the occurrence of operational risk events; and

•	Ensuring proactive communication between our revenue-producing units and our independent risk oversight and control functions.

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

Risk Measurement

We measure our operational risk exposure using both statistical modeling and scenario analyses, which involve qualitative and quantitative assessments of internal and external operational risk event data and internal control factors for each of our businesses. Operational risk measurement also incorporates an assessment of business environment factors, including, but not limited to:

•	Evaluations of the complexity of our business activities;

•	The degree of automation in our processes;

•	New activity information;

•	The legal and regulatory environment; and

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties.

Goldman Sachs March 2019 Form 10-Q	138

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

We have established operational risk limits and thresholds consistent with our risk appetite statement that are approved by the Risk Committee of the Board and the Risk Governance Committee, as well as escalation protocols. Operational Risk is responsible for monitoring these limits and thresholds, and identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits and thresholds have been exceeded.

Model Review and Validation

The statistical models used to measure operational risk exposure are independently reviewed, validated and approved by Model Risk. See “Model Risk Management” for further information.

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

Model Risk, which is independent of our revenue-producing units, model developers, model owners and model users, and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our model risk through firmwide oversight across our global businesses, and provides periodic updates to senior management, risk committees and the Risk Committee of the Board.

Model Review and Validation Process

Model Risk consists of quantitative professionals who perform an independent review, validation and approval of our models. This review includes an analysis of the model documentation, independent testing, an assessment of the appropriateness of the methodology used, and verification of compliance with model development and implementation standards. All existing models are reviewed on an annual basis, and new models or significant changes to models are approved prior to implementation.

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

139	Goldman Sachs March 2019 Form 10-Q

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

•	DFAST results;

•	The public portion of our resolution plan submission;

•	Our risk management practices and regulatory capital ratios, as required under the disclosure-related provisions of the Capital Framework, which are based on the third pillar of Basel III; and

•	Our average daily LCR for the quarter.

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

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Form 10-Q, and our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The following forward-looking statements are not historical facts, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.

These statements include statements other than historical information or statements of current conditions and may relate to our future plans and objectives and results, among other things, and may also include statements about the effect of changes to the capital, leverage, liquidity, long-term debt and TLAC rules applicable to banks and BHCs, the impact of the Dodd-Frank Act on us, and various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18 to the consolidated financial statements.

Goldman Sachs March 2019 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

These statements may also include statements about the results of our Dodd-Frank Act and our stress tests, statements about the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, statements about our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, statements about the design and effectiveness of our resolution capital and liquidity models and our triggers and alerts framework, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, statements about our NSFR, statements about our investment banking transaction backlog, statements about our expected tax rate, statements about the estimated impact of new accounting standards, including the Current Expected Credit Losses (CECL) model, statements about the level of capital actions, statements about our expected interest income, statements about our credit exposures, statements about our preparations for Brexit, including our plan to manage a hard Brexit scenario, statements about the replacement of LIBOR and other IBORs and the objectives of our program for the transition from IBORs to alternative risk-free reference rates, statements about the adequacy of our allowance for credit losses, statements about the projected growth of our U.S. and U.K. retail deposit platforms, statements about our engagement in corporate cash management, and statements regarding planned 2019 benchmark issuances.

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2018 Form 10-K.

Statements about our investment banking transaction backlog are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2018 Form 10-K.

Statements about our expected 2019 effective income tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, as well as guidance that may be issued by the IRS.

Statements about our NSFR are based on our current interpretation, expectations and understandings of the relevant proposal, and reflect significant assumptions about the treatment of various assets and liabilities and the manner in which our NSFR is calculated. As a result, the methods used to calculate our NSFR may differ, possibly materially, from those used in calculating our NSFR for any future disclosures. The ultimate methods of calculating our NSFR will depend on, among other things, rulemaking from the U.S. federal bank regulatory agencies and the development of market practices and standards.

Statements about the estimated impact of CECL are subject to the risk that the actual impact may differ, possibly materially, from that currently expected due to, among other things, additional guidance from accounting or regulatory agencies, management judgments, changes in the economic environment or the size and type of loan portfolios we hold when we adopt CECL, or changes to our credit loss models in connection with validating data inputs and developing the policies, systems and controls required to implement CECL.

Statements about the projected growth of our U.S. and U.K. retail deposit platforms are subject to the risk that actual growth may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.

Statements about corporate cash management are based on our current expectations regarding our ability to implement and effectively conduct this activity. As a result, the timing of our ability to engage in, and the benefits to be received from, corporate cash management may change, possibly materially, from what is currently expected, and we may be unable to generate the revenues or achieve the anticipated expense savings (and operational risk exposure reductions). Corporate cash management is a new business for us and is subject to all the risks associated with new business activities, including the ability to develop new and competitive systems and processes, and hire and retain the personnel needed to run the new business.

Statements about planned 2019 benchmark issuances are subject to the risk that actual issuances may differ, possibly materially, from that currently expected due to changes in market conditions or our funding.

141	Goldman Sachs March 2019 Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 2019.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
2019
January	3,242,715	$198.72	3,240,613	30,438,921
February	3,102,109	$195.35	3,102,109	27,336,812
March	–	–	–	27,336,812
Total	6,344,824		6,342,722

In the table above, total shares purchased during January 2019 included 2,102 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.

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

Goldman Sachs March 2019 Form 10-Q	142

Item 6.    Exhibits

Exhibits

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the three months ended March 31, 2019 and March 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, and (vi) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer
Date:		May 3, 2019

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		May 3, 2019

143	Goldman Sachs March 2019 Form 10-Q