Form 10-Q
period 2019-06-30
GOLDMAN SACHS GROUP INC
filed 2019-08-05
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
(212)
902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $.01 per share	GS	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PrA	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	GS PrB	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PrC	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PrD	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	GS PrJ	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PrK	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	GS PrN	NYSE

5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE

Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE

Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp.	GCE	NYSE Arca

Medium-Term Notes, Series B, Index-Linked Notes due 2037	GSC	NYSE Arca

Medium-Term Notes, Series E, Index-Linked Notes due 2028 of GS Finance Corp.	FRLG	NYSE Arca
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
(
§
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
of the Exchange Act).
☐
 Yes
☒
 No
As of July 19, 2019, there were 359,563,518 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

Goldman Sachs June 2019 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2019	2018	2019	2018
Revenues
Investment banking	$ 1,863	$2,045	$ 3,673	$ 3,838
Investment management	1,480	1,728	2,913	3,367
Commissions and fees	807	795	1,550	1,657
Market making	2,423	2,546	4,962	5,750
Other principal transactions	1,817	1,520	2,881	3,184
Total non-interest revenues	8,390	8,634	15,979	17,796
Interest income	5,760	4,920	11,357	9,150
Interest expense	4,689	3,918	9,068	7,230
Net interest income	1,071	1,002	2,289	1,920
Total net revenues	9,461	9,636	18,268	19,716
Provision for credit losses	214	234	438	278
Operating expenses
Compensation and benefits	3,317	3,395	6,576	7,452
Brokerage, clearing, exchange and distribution fees	823	812	1,585	1,656
Market development	186	183	370	365
Communications and technology	290	260	576	511
Depreciation and amortization	399	335	767	634
Occupancy	234	197	459	391
Professional fees	302	294	600	587
Other expenses	569	650	1,051	1,147
Total operating expenses	6,120	6,126	11,984	12,743
Pre-tax earnings	3,127	3,276	5,846	6,695
Provision for taxes	706	711	1,174	1,298
Net earnings	2,421	2,565	4,672	5,397
Preferred stock dividends	223	217	292	312
Net earnings applicable to common shareholders	$2,198	$2,348	$ 4,380	$ 5,085
Earnings per common share
Basic	$ 5.86	$ 6.04	$ 11.59	$ 13.07
Diluted	$ 5.81	$ 5.98	$ 11.52	$ 12.93
Average common shares
Basic	374.5	387.8	377.1	388.4
Diluted	378.0	392.6	380.2	393.2

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Net earnings	$2,421	$2,565	$ 4,672	$ 5,397
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	7	(2)	11	–
Debt valuation adjustment	(311)	878	(1,728)	1,148
Pension and postretirement liabilities	(2)	(1)	(9)	(5)
Available-for-sale securities	104	(63)	218	(221)
Other comprehensive income/(loss)	(202)	812	(1,508)	922
Comprehensive income	$2,219	$3,377	$ 3,164	$ 6,319

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

	As of

$ in millions	June 2019	December 2018
Assets
Cash and cash equivalents	$ 91,092	$130,547
Collateralized agreements:
Securities purchased under agreements to resell (includes $137,639 and $139,220 at fair value)	137,639	139,258
Securities borrowed (includes $25,114 and $23,142 at fair value)	138,458	135,285
Receivables:
Loans receivable	83,769	80,590
Customer and other receivables (includes $1,341 and $3,189 at fair value)	83,915	79,315
Financial instruments owned (at fair value and includes $61,098 and $55,081 pledged as collateral)	370,942	336,161
Other assets	39,088	30,640
Total assets	$944,903	$931,796
Liabilities and shareholders’ equity
Deposits (includes $17,650 and $21,060 at fair value)	$166,367	$158,257
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	70,879	78,723
Securities loaned (includes $2,733 and $3,241 at fair value)	13,523	11,808
Other secured financings (includes $17,297 and $20,904 at fair value)	18,079	21,433
Customer and other payables	185,279	180,235
Financial instruments sold, but not yet purchased (at fair value)	111,117	108,897
Unsecured short-term borrowings (includes $21,985 and $16,963 at fair value)	49,643	40,502
Unsecured long-term borrowings (includes $48,534 and $46,584 at fair value)	221,145	224,149
Other liabilities (includes $ 173 and $132 at fair value)	17,979	17,607
Total liabilities	854,011	841,611
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 896,692,038 and 891,356,284 shares issued, and 360,539,618 and 367,741,973 shares outstanding	9	9
Share-based awards	2,930	2,845
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	54,865	54,005
Retained earnings	103,867	100,100
Accumulated other comprehensive income/(loss)	(815)	693
Stock held in treasury, at cost; 536,152,422 and 523,614,313 shares	(81,167)	(78,670)
Total shareholders’ equity	90,892	90,185
Total liabilities and shareholders’ equity	$944,903	$931,796

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2019 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,203	$ 11,853
Issued	500	–	500	–
Redeemed	–	–	–	(650)
Redemption notices issued	(500)	–	(500)	–
Ending balance	11,203	11,203	11,203	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	2,739	2,415	2,845	2,777
Issuance and amortization of share-based awards	201	184	1,707	991
Delivery of common stock underlying share-based awards	(1)	(3)	(1,597)	(1,148)
Forfeiture of share-based awards	(9)	(11)	(25)	(29)
Exercise of share-based awards	–	(4)	–	(10)
Ending balance	2,930	2,581	2,930	2,581
Additional paid-in capital
Beginning balance	54,862	53,992	54,005	53,357
Delivery of common stock underlying share-based awards	1	17	1,588	1,677
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1)	(9)	(731)	(1,049)
Preferred stock issuance costs, net of reversals upon redemption	3	–	3	15
Ending balance	54,865	54,000	54,865	54,000
Retained earnings
Beginning balance, as previously reported	101,988	93,907	100,100	91,519
Cumulative effect of change in accounting principle for:
Leases, net of tax	–	–	12	–
Revenue recognition from contracts with clients, net of tax	–	–	–	(53)
Beginning balance, adjusted	101,988	93,907	100,112	91,466
Net earnings	2,421	2,565	4,672	5,397
Dividends and dividend equivalents declared on common stock and share-based awards	(319)	(314)	(625)	(610)
Dividends declared on preferred stock	(216)	(217)	(285)	(297)
Preferred stock redemption premium	(7)	–	(7)	(15)
Ending balance	103,867	95,941	103,867	95,941
Accumulated other comprehensive income/(loss)
Beginning balance	(613)	(1,770)	693	(1,880)
Other comprehensive income/(loss)	(202)	812	(1,508)	922
Ending balance	(815)	(958)	(815)	(958)
Stock held in treasury, at cost
Beginning balance	(79,915)	(76,177)	(78,670)	(75,392)
Repurchased	(1,250)	–	(2,500)	(800)
Reissued	–	–	11	16
Other	(2)	–	(8)	(1)
Ending balance	(81,167)	(76,177)	(81,167)	(76,177)
Total shareholders’ equity	$ 90,892	$ 86,599	$ 90,892	$ 86,599

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

$ in millions	2019	2018
Cash flows from operating activities
Net earnings	$ 4,672	$ 5,397
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	767	634
Share-based compensation	1,695	1,505
Provision for credit losses	438	278
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(180)	10,355
Collateralized transactions (excluding other secured financings), net	(7,683)	23,673
Financial instruments owned (excluding available-for-sale securities)	(35,102)	(31,730)
Financial instruments sold, but not yet purchased	2,282	645
Other, net	(2,456)	(3,123)
Net cash provided by/(used for) operating activities	(35,567)	7,634
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(4,168)	(3,751)
Proceeds from sales of property, leasehold improvements and equipment	3,485	1,946
Net cash used for business acquisitions	(61)	(149)
Purchase of investments	(5,956)	(3,200)
Proceeds from sales and paydowns of investments	8,256	303
Loans receivable, net	(3,058)	(7,952)
Net cash used for investing activities	(1,502)	(12,803)
Cash flows from financing activities
Unsecured short-term borrowings, net	512	1,954
Other secured financings (short-term), net	(3,089)	3,623
Proceeds from issuance of other secured financings (long-term)	2,358	2,458
Repayment of other secured financings (long-term), including the current portion	(3,129)	(4,691)
Purchase of Trust Preferred securities	–	(35)
Proceeds from issuance of unsecured long-term borrowings	11,796	31,128
Repayment of unsecured long-term borrowings, including the current portion	(17,830)	(20,045)
Derivative contracts with a financing element, net	2,613	702
Deposits, net	7,621	14,837
Preferred stock redemption	–	(650)
Proceeds from issuance of preferred stock, net of issuance costs	499	–
Common stock repurchased	(2,500)	(800)
Settlement of share-based awards in satisfaction of withholding tax requirements	(733)	(1,049)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(910)	(907)
Proceeds from issuance of common stock, including exercise of share-based awards	–	10
Other financing, net	406	–
Net cash provided by/(used for) financing activities	(2,386)	26,535
Net increase/(decrease) in cash and cash equivalents	(39,455)	21,366
Cash and cash equivalents, beginning balance	130,547	110,051
Cash and cash equivalents, ending balance	$ 91,092	$ 131,417
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 8,952	$ 7,618
Cash payments for income taxes, net	$ 567	$ 547

See Notes 11, 13, 16 and 19 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2019 Form 10-Q	4

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
Institutional Client Services
The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products, primarily with institutional clients, such as corporations, financial institutions, investment funds and governments. The firm also makes markets in and clears client transactions on major stock, options and futures exchanges worldwide and provides financing, securities lending and other prime brokerage services to institutional clients.
Investing & Lending
The firm invests in and originates loans to provide financing to clients. These investments and loans are typically longer-term in nature. The firm makes investments, some of which are consolidated, including through its Merchant Banking business, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that the firm manages. The firm also makes unsecured loans through its digital platform,
Marcus: by Goldman Sachs
and secured loans through its digital platform,
Goldman Sachs Private Bank Select
.
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
All references to June 2019, March 2019 and June 2018 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2019, March 31, 2019 and June 30, 2018, respectively. All references to December 2018 refer to the date December 31, 2018. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs June 2019 Form 10-Q

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

Goldman Sachs June 2019 Form 10-Q	6

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
Revenue from Contracts with Clients.
The firm accounts for revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients), under ASU No.
 2014-09,
“Revenue from Contracts with Customers (Topic 606).” As such, revenues for these services are recognized when the performance obligations related to the underlying transaction are completed.
Revenues from contracts with clients subject to this ASU represent approximately 45% of total non-interest revenues for each of the three and six months ended June 2019
 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 50% of total non-interest revenues for the three months ended June 2018 and approximately 45% for the six months ended June 2018 (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees for each of the three and six months ended June 2018). Net interest income is not subject to this ASU. See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs June 2019 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2019, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2024. Annual revenues associated with such performance obligations average less than $250 million through 2024.
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

Goldman Sachs June 2019 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $12.29 billion as of June 2019 and $10.66 billion as of December 2018. Cash and cash equivalents also included interest-bearing deposits with banks of $78.80 billion as of June 2019 and $119.89 billion as of December 2018.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $23.14 billion as of both June 2019 and December 2018. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $56.59 billion as of June 2019 and $53.81 billion as of December 2018, and receivables from brokers, dealers and clearing organizations of $27.33 billion as of June 2019 and $25.50 billion as of December 2018. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions, collateral posted in connection with certain derivative transactions and certain transfers of assets accounted for as secured loans rather than purchases at fair value.
Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s customer and other receivables are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about customer and other receivables accounted for at fair value under the fair value option. In addition, the firm’s customer and other receivables included $3.34 billion as of June 2019 and $3.83 billion as of December 2018 of loans held for sale accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies. As of both June 2019 and December 2018, the carrying value of receivables not accounted for at fair value generally approximated fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2019 and December 2018. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.34 billion as of June 2019 and $1.94 billion as of December 2018. As of both June 2019 and December 2018 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $177.18 billion as of June 2019 and $173.99 billion as of December 2018, and payables to brokers, dealers and clearing organizations of $8.10 billion as of June 2019 and $6.24 billion as of December 2018. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2019 and December 2018. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs June 2019 Form 10-Q

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
The cumulative effect of adopting this ASU as of January 1, 2018 was a decrease to retained earnings of $53 million (net of tax).

Goldman Sachs June 2019 Form 10-Q	10

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
Expected credit losses, including losses on off-balance-sheet exposures, such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.
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
In February
2018
, the FASB issued ASU No.
2018
-
02
, “Income Statement — Reporting Comprehensive Income (Topic
220)
 — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU permits a reporting entity to reclassify the income tax effects of the Tax Cuts and Jobs Act (Tax Legislation) on items within accumulated other comprehensive income to retained earnings.
The firm adopted this ASU in January 2019 and did not elect to reclassify the income tax effects of Tax Legislation from accumulated other comprehensive income to retained earnings. Therefore, the adoption of the ASU did not have an impact on the firm’s consolidated financial statements.

11	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 4.

Financial Instruments Owned and Financial Instruments Sold, But Not Yet Purchased

Financial instruments owned and financial instruments sold, but not yet purchased are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP. See Note 6 for information about cash instruments, Note 7 for information about derivatives, and Note 8 for information about other financial assets and financial liabilities at fair value.
The table below presents financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of June 2019
Money market instruments	$ 3,035	$ –
Government and agency obligations:
U.S.	106,514	9,614
Non-U.S.	53,371	21,707
Loans and securities backed by:
Commercial real estate	3,746	6
Residential real estate	15,197	36
Corporate debt instruments	36,763	7,696
State and municipal obligations	765	–
Other debt obligations	1,587	–
Equity securities	98,158	27,505
Commodities	3,601	–
Investments in funds at NAV	4,086	–
Total cash instruments	326,823	66,564
Derivatives	44,119	44,553
Total	$370,942	$111,117
As of December 2018
Money market instruments	$ 2,635	$ –
Government and agency obligations:
U.S.	110,616	5,080
Non-U.S.	43,607	25,347
Loans and securities backed by:
Commercial real estate	3,369	–
Residential real estate	12,949	1
Corporate debt instruments	31,207	10,411
State and municipal obligations	1,233	–
Other debt obligations	1,864	1
Equity securities	76,170	25,463
Commodities	3,729	–
Investments in funds at NAV	3,936	–
Total cash instruments	291,315	66,303
Derivatives	44,846	42,594
Total	$336,161	$108,897

Gains and Losses from Market Making and Other Principal Transactions
The table below presents market making revenues by major product type and other principal transactions revenues.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Interest rates	$ 685	$(3,222)	$ 1,919	$(2,317)
Credit	213	548	451	866
Currencies	695	3,093	1,267	3,495
Equities	785	2,025	1,167	3,161
Commodities	45	102	158	545
Market making	2,423	2,546	4,962	5,750
Other principal transactions	1,817	1,520	2,881	3,184
Total	$4,240	$ 4,066	$7,843	$ 8,934

In the table above:

•	Gains/(losses) include both realized and unrealized gains and losses, and are primarily related to the firm’s financial instruments owned and financial instruments sold, but not yet purchased, including both derivative and non-derivative
financial instruments.

•	Gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

•	Gains/(losses) on other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending.

•	Gains/(losses) are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making and client facilitation strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives across product types are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives across product types has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

Goldman Sachs June 2019 Form 10-Q	12

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
The fair values for substantially all of the firm’s financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors, such as counterparty and the firm’s credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads. Valuation adjustments are generally based on market evidence.
See Notes 6 through 8 for further information about fair value measurements of cash instruments, derivatives and other financial assets and financial liabilities at fair value.
The table below presents financial assets and financial liabilities accounted for at fair value under the fair value option or in accordance with other U.S. GAAP.

	As of

$ in millions	June 2019	March 2019	December 2018
Total level 1 financial assets	$196,854	$195,787	$170,463
Total level 2 financial assets	368,056	354,812	354,515
Total level 3 financial assets	22,787	22,596	22,181
Investments in funds at NAV	4,086	4,036	3,936
Counterparty and cash collateral netting	(56,747)	(52,377)	(49,383)
Total financial assets at fair value	$535,036	$524,854	$501,712
Total assets	$944,903	$925,349	$931,796
Total level 3 financial assets divided by:
Total assets	2.4%	2.4%	2.4%
Total financial assets at fair value	4.3%	4.3%	4.4%
Total level 1 financial liabilities	$ 56,715	$ 50,605	$ 54,151
Total level 2 financial liabilities	251,854	242,196	258,335
Total level 3 financial liabilities	25,194	26,424	23,804
Counterparty and cash collateral netting	(43,395)	(39,768)	(39,786)
Total financial liabilities at fair value	$290,368	$279,457	$296,504
Total level 3 financial liabilities divided by total financial liabilities at fair value	8.7%	9.5%	8.0%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

The table below presents a summary of level 3 financial assets.

	As of

$ in millions	June 2019	March 2019	December 2018
Cash instruments	$18,023	$17,935	$ 17,227
Derivatives	4,762	4,658	4,948
Other financial assets	2	3	6
Total	$22,787	$22,596	$ 22,181

Level 3 financial assets as of June 2019 were essentially unchanged compared with March 2019, and increased compared with December 2018, primarily reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

13	Goldman Sachs June 2019 Form 10-Q

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
Loans and Securities Backed by Commercial Real Estate.
Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

•	Market yields implied by transactions of similar or related assets and/or current levels and changes in market indices, such as the CMBX (an index that tracks the performance of commercial mortgage bonds);

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	A measure of expected future cash flows in a default scenario (recovery rates) implied by the value of the underlying collateral, which is mainly driven by current performance of the underlying collateral, capitalization rates and multiples. Recovery rates are expressed as a percentage of notional or face value of the instrument and reflect the benefit of credit enhancements on certain instruments; and

•	Timing of expected future cash flows (duration) which, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

Goldman Sachs June 2019 Form 10-Q	14

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

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

15	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Cash Instruments by Level
The table below presents cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2019
Assets
Money market instruments	$ 1,463	$ 1,572	$ –	$ 3,035
Government and agency obligations:
U.S.	80,301	26,189	24	106,514
Non-U.S.	37,830	15,530	11	53,371
Loans and securities backed by:
Commercial real estate	–	2,836	910	3,746
Residential real estate	–	14,734	463	15,197
Corporate debt instruments	1,159	30,924	4,680	36,763
State and municipal obligations	–	727	38	765
Other debt obligations	–	971	616	1,587
Equity securities	75,979	10,898	11,281	98,158
Commodities	–	3,601	–	3,601
Subtotal	$ 196,732	$ 107,982	$ 18,023	$ 322,737
Investments in funds at NAV				4,086
Total cash instrument assets				$ 326,823
Liabilities
Government and agency obligations:
U.S.	$ (9,611)	$ (3)	$ –	$ (9,614)
Non-U.S.	(19,609)	(2,098)	–	(21,707)
Loans and securities backed by:
Commercial real estate	–	(6)	–	(6)
Residential real estate	–	(36)	–	(36)
Corporate debt instruments	(26)	(7,484)	(186)	(7,696)
Equity securities	(27,406)	(74)	(25)	(27,505)
Total cash instrument liabilities	$ (56,652)	$ (9,701)	$ (211)	$ (66,564)
As of December 2018
Assets
Money market instruments	$ 1,489	$ 1,146	$ –	$ 2,635
Government and agency obligations:
U.S.	82,264	28,327	25	110,616
Non-U.S.	33,231	10,366	10	43,607
Loans and securities backed by:
Commercial real estate	–	2,350	1,019	3,369
Residential real estate	–	12,286	663	12,949
Corporate debt instruments	468	26,515	4,224	31,207
State and municipal obligations	–	1,210	23	1,233
Other debt obligations	–	1,326	538	1,864
Equity securities	52,989	12,456	10,725	76,170
Commodities	–	3,729	–	3,729
Subtotal	$170,441	$ 99,711	$17,227	$287,379
Investments in funds at NAV				3,936
Total cash instrument assets				$291,315
Liabilities
Government and agency obligations:
U.S.	$ (5,067)	$ (13)	$ –	$ (5,080)
Non-U.S.	(23,872)	(1,475)	–	(25,347)
Loans and securities backed by residential real estate	–	(1)	–	(1)
Corporate debt instruments	(4)	(10,376)	(31)	(10,411)
Other debt obligations	–	(1)	–	(1)
Equity securities	(25,147)	(298)	(18)	(25,463)
Total cash instrument liabilities	$ (54,090)	$ (12,164)	$ (49)	$ (66,303)

In the table above:

•	Cash instrument assets are included in financial instruments owned and cash instrument liabilities are included in financial instruments sold, but not yet purchased.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such securities include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.95 billion as of June 2019 and $7.91 billion as of December 2018. As of both June 2019 and December 2018, level 3 equity securities primarily consisted of private equity securities.

Significant Unobservable Inputs
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	June 2019		December 2018
Loans and securities backed by commercial real estate
Level 3 assets	$910		$1,019
Yield	4.3% to 20.0% (10.7%	)	6.9% to 22.5% (12.4%	)
Recovery rate	5.4% to 77.0% (45.7%	)	9.7% to 78.4% (42.9%	)
Duration (years)	0.4 to 6.7 (3.5)		0.4 to 7.1 (3.7)
Loans and securities backed by residential real estate
Level 3 assets	$463		$663
Yield	1.2% to 14.0% (8.6%	)	2.6% to 19.3% (9.2%	)
Cumulative loss rate	3.0% to 46.1% (27.3%	)	8.3% to 37.7% (19.2%	)
Duration (years)	1.1 to 14.2 (7.3)		1.4 to 14.0 (6.7)
Corporate debt instruments
Level 3 assets	$4,680		$4,224
Yield	1.2% to 27.0% (11.9%	)	0.7% to 32.3% (11.9%	)
Recovery rate	0.0% to 88.6% (56.2%	)	0.0% to 78.0% (57.8%	)
Duration (years)	0.6 to 6.2 (3.0)		0.4 to 13.5 (3.4)
Equity securities
Level 3 assets	$11,281		$10,725
Multiples	0.8x to 27.0x (7.7x	)	1.0x to 23.6x (8.1x	)
Discount rate/yield	6.5% to 27.2% (13.7%	)	6.5% to 22.1% (14.3%	)
Capitalization rate	3.7% to 16.6% (6.3%	)	3.5% to 12.3% (6.1%	)
Other cash instruments
Level 3 assets	$689		$596
Yield	3.6% to 16.0% (13.5%	)	4.1% to 11.5% (9.2%	)
Duration (years)	1.7 to 4.8 (2.8)		2.2 to 4.8 (2.8)

Goldman Sachs June 2019 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

•	The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple for private equity securities is appropriate for valuing a specific private equity security but may not be appropriate for valuing any other private equity security. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 cash instruments.

•	Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of level 3 cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2019 and December 2018. Due to the distinctive nature of each level 3 cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans and securities backed by commercial and residential real estate, corporate debt instruments and other cash instruments are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.

•	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Total cash instrument assets
Beginning balance	$ 17,935	$ 16,942	$ 17,227	$ 15,395
Net realized gains/(losses)	75	114	160	278
Net unrealized gains/(losses)	422	(126)	556	143
Purchases	673	702	1,085	1,168
Sales	(755)	(882)	(1,135)	(1,152)
Settlements	(506)	(833)	(929)	(1,208)
Transfers into level 3	1,882	1,852	2,714	3,292
Transfers out of level 3	(1,703)	(1,553)	(1,655)	(1,700)
Ending balance	$ 18,023	$ 16,216	$ 18,023	$ 16,216
Total cash instrument liabilities
Beginning balance	$ (159)	$ (39)	$ (49)	$ (68)
Net realized gains/(losses)	–	2	–	–
Net unrealized gains/(losses)	(37)	5	(136)	3
Purchases	21	15	32	22
Sales	(39)	(17)	(42)	(24)
Settlements	4	(2)	9	17
Transfers into level 3	(8)	(20)	(26)	(11)
Transfers out of level 3	7	3	1	8
Ending balance	$ (211)	$ (53)	$ (211)	$ (53)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 cash instrument assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 cash instrument liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•	Level 3 cash instruments are frequently economically hedged with level 1 and level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

17	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below disaggregates, by product type, the information for cash instrument assets included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Loans and securities backed by commercial real estate
Beginning balance	$ 1,011	$ 1,266	$ 1,019	$ 1,126
Net realized gains/(losses)	14	21	27	48
Net unrealized gains/(losses)	(1)	(26)	(2)	(27)
Purchases	10	56	45	85
Sales	(60)	(28)	(106)	(67)
Settlements	(127)	(181)	(194)	(247)
Transfers into level 3	111	97	142	293
Transfers out of level 3	(48)	(111)	(21)	(117)
Ending balance	$ 910	$ 1,094	$ 910	$ 1,094
Loans and securities backed by residential real estate
Beginning balance	$ 554	$ 673	$ 663	$ 668
Net realized gains/(losses)	8	13	13	35
Net unrealized gains/(losses)	22	2	32	4
Purchases	28	47	61	118
Sales	(67)	(93)	(164)	(140)
Settlements	(32)	(59)	(73)	(80)
Transfers into level 3	48	281	26	255
Transfers out of level 3	(98)	(75)	(95)	(71)
Ending balance	$ 463	$ 789	$ 463	$ 789
Corporate debt instruments
Beginning balance	$ 4,252	$ 3,358	$ 4,224	$ 3,270
Net realized gains/(losses)	39	52	67	117
Net unrealized gains/(losses)	63	(109)	93	(66)
Purchases	366	364	547	491
Sales	(154)	(164)	(293)	(294)
Settlements	(204)	(301)	(286)	(517)
Transfers into level 3	508	597	802	765
Transfers out of level 3	(190)	(406)	(474)	(375)
Ending balance	$ 4,680	$ 3,391	$ 4,680	$ 3,391
Equity securities
Beginning balance	$ 11,426	$ 11,246	$ 10,725	$ 9,904
Net realized gains/(losses)	7	28	34	74
Net unrealized gains/(losses)	323	(3)	410	223
Purchases	219	205	334	431
Sales	(457)	(588)	(540)	(627)
Settlements	(97)	(253)	(258)	(289)
Transfers into level 3	1,210	877	1,640	1,974
Transfers out of level 3	(1,350)	(951)	(1,064)	(1,129)
Ending balance	$ 11,281	$ 10,561	$ 11,281	$ 10,561
Other cash instruments
Beginning balance	$ 692	$ 399	$ 596	$ 427
Net realized gains/(losses)	7	–	19	4
Net unrealized gains/(losses)	15	10	23	9
Purchases	50	30	98	43
Sales	(17)	(9)	(32)	(24)
Settlements	(46)	(39)	(118)	(75)
Transfers into level 3	5	–	104	5
Transfers out of level 3	(17)	(10)	(1)	(8)
Ending balance	$ 689	$ 381	$ 689	$ 381

Level 3 Rollforward Commentary
Three Months Ended June 2019.
The net realized and unrealized gains on level 3 cash instrument assets of $
497
 million (reflecting $
75
 million of net realized gains and $
422
 million of net unrealized gains) for the three months ended June 2019 included gains of $
1
 million reported in market making, $
395
 million reported in other principal transactions and $
101
 million reported in interest income.
The net unrealized gains on level 3 cash instrument assets for the three months ended June 2019 primarily reflected gains on private equity securities, principally driven by corporate performance.
Transfers into level 3 during the three months ended June 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 during the three months ended June 2019 primarily reflected transfers of certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Six Months Ended June 2019.
The net realized and unrealized gains on level 3 cash instrument assets of $
716
 million (reflecting $
160
 million of net realized gains and $
556
 million of net unrealized gains) for the six months ended June 2019 included gains/(losses) of $(
22
) million reported in market making, $
541
 million reported in other principal transactions and $
197
 million reported in interest income.
The net unrealized gains on level 3 cash instrument assets for the six months ended June 2019 primarily reflected gains on private equity securities, principally driven by corporate performance.
Transfers into level 3 during the six months ended June 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 during the six months ended June 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Goldman Sachs June 2019 Form 10 -Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended June 2018.
The net realized and unrealized losses on level 3 cash instrument assets of $12 million (reflecting $114 million of net realized gains and $126 million of net unrealized losses) for the three months ended June 2018 included gains/(losses) of $4 million reported in market making, $(
171
) million reported in other principal transactions and $155 million reported in interest income.
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
Six Months Ended June 2018.
The net realized and unrealized gains on level 3 cash instrument assets of $421 million (reflecting $278 million of net realized gains and $143 million of net unrealized gains) for the six months ended June 2018 included gains/(losses) of $(
2
) million reported in market making, $
180
 million reported in other principal transactions and $243 million reported in interest income.
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
Available-for-Sale
Securities
The table below presents information about cash instruments that are accounted for as available-for-sale by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2019
Less than 5 years	$ 3,832	$ 3,863	1.96%
Greater than 5 years	1,708	1,814	2.77%
Total	$ 5,540	$ 5,677	2.22%
As of December 2018
Less than 5 years	$ 5,954	$ 5,879	2.10%
Greater than 5 years	6,231	6,153	2.44%
Total	$ 12,185	$ 12,032	2.28%

In the table above:

•	Available-for-sale securities consists of U.S. government obligations that were classified in level 1 of the fair value hierarchy as of both June 2019 and December 2018.

•	The firm sold $3.12 billion of available-for-sale securities during the three months ended June 2019 and $8.08 billion during the six months ended June 2019. The realized gains on sales of such securities were $95 million for the three months ended June 2019 and $131 million for the six months ended June 2019, and were included in the consolidated statements of earnings.

•	The gross unrealized gains included in accumulated other comprehensive income/(loss) were $137 million as of June 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were $
153
million as of December 2018 and were related to securities in a continuous unrealized loss position for greater than a year.

•
Available-for-sale
securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during both the six months ended June 2019 and June 2018.

19	Goldman Sachs June 2019 Form 10 -Q

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2019
Private equity funds	$ 2,692	$ 773
Credit funds	806	910
Hedge funds	142	–
Real estate funds	446	201
Total	$ 4,086	$ 1,884
As of December 2018
Private equity funds	$ 2,683	$ 809
Credit funds	548	1,099
Hedge funds	161	–
Real estate funds	544	203
Total	$ 3,936	$ 2,111

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

Goldman Sachs June 2019 Form 10-Q	20

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

•
Swaps.
Contracts that require counterparties to exchange cash flows, such as currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, financial instruments, commodities, currencies or indices.

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

	As of June 2019		As of December 2018
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,112	$ 1,673	$ 760	$ 1,553
OTC-cleared	10,768	9,415	5,040	3,552
Bilateral OTC	277,546	257,134	227,274	211,091
Total interest rates	289,426	268,222	233,074	216,196
OTC-cleared	5,722	5,612	4,778	4,517
Bilateral OTC	13,934	14,123	14,658	13,784
Total credit	19,656	19,735	19,436	18,301
Exchange-traded	4	15	11	16
OTC-cleared	507	488	656	800
Bilateral OTC	78,742	79,728	85,772	87,953
Total currencies	79,253	80,231	86,439	88,769
Exchange-traded	2,947	2,840	4,445	4,093
OTC-cleared	192	183	433	439
Bilateral OTC	8,138	11,801	12,746	15,595
Total commodities	11,277	14,824	17,624	20,127
Exchange-traded	11,510	12,320	13,431	11,765
Bilateral OTC	33,706	40,071	34,687	40,668
Total equities	45,216	52,391	48,118	52,433
Subtotal	444,828	435,403	404,691	395,826
Accounted for as hedges
OTC-cleared	3	–	2	–
Bilateral OTC	3,573	2	3,024	7
Total interest rates	3,576	2	3,026	7
OTC-cleared	19	83	25	53
Bilateral OTC	46	63	54	61
Total currencies	65	146	79	114
Subtotal	3,641	148	3,105	121
Total gross fair value	$ 448,469	$ 435,551	$407,796	$395,947
Offset in consolidated statements of financial condition
Exchange-traded	$ (12,867)	$ (12,867)	$ (14,377)	$ (14,377)
OTC-cleared	(15,416)	(15,416)	(8,888)	(8,888)
Bilateral OTC	(319,499)	(319,499)	(290,961)	(290,961)
Counterparty netting	(347,782)	(347,782)	(314,226)	(314,226)
OTC-cleared	(1,256)	(133)	(1,389)	(164)
Bilateral OTC	(55,312)	(43,083)	(47,335)	(38,963)
Cash collateral netting	(56,568)	(43,216)	(48,724)	(39,127)
Total amounts offset	$(404,350)	$(390,998)	$ (362,950)	$ (353,353)
Included in consolidated statements of financial condition
Exchange-traded	$ 2,706	$ 3,981	$ 4,270	$ 3,050
OTC-cleared	539	232	657	309
Bilateral OTC	40,874	40,340	39,919	39,235
Total	$ 44,119	$ 44,553	$ 44,846	$ 42,594
Not offset in consolidated statements of financial condition
Cash collateral	$ (922)	$ (1,388)	$ (614)	$ (1,328)
Securities collateral	(13,269)	(10,906)	(12,740)	(8,414)
Total	$ 29,928	$ 32,259	$ 31,492	$ 32,852

21	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Notional Amounts as of

$ in millions	June 2019	December 2018
Not accounted for as hedges
Exchange-traded	$ 5,621,011	$ 5,139,159
OTC-cleared	22,291,630	14,290,327
Bilateral OTC	14,341,884	12,858,248
Total interest rates	42,254,525	32,287,734
OTC-cleared	377,082	394,494
Bilateral OTC	768,089	762,653
Total credit	1,145,171	1,157,147
Exchange-traded	4,345	5,599
OTC-cleared	138,857	113,360
Bilateral OTC	7,225,513	6,596,741
Total currencies	7,368,715	6,715,700
Exchange-traded	255,968	259,287
OTC-cleared	1,494	1,516
Bilateral OTC	238,006	244,958
Total commodities	495,468	505,761
Exchange-traded	790,563	635,988
Bilateral OTC	1,138,609	1,070,211
Total equities	1,929,172	1,706,199
Subtotal	53,193,051	42,372,541
Accounted for as hedges
OTC-cleared	102,034	85,681
Bilateral OTC	11,533	12,022
Total interest rates	113,567	97,703
OTC-cleared	4,419	2,911
Bilateral OTC	7,464	8,089
Total currencies	11,883	11,000
Subtotal	125,450	108,703
Total notional amounts	$53,318,501	$ 42,481,244

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•	Total gross fair value of derivatives included derivative assets of $9.85 billion as of June 2019 and $10.68 billion as of December 2018, and derivative liabilities of $15.67 billion as of June 2019 and $14.58 billion as of December 2018, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

Goldman Sachs June 2019 Form 10-Q	22

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

•	For level 3 interest rate and currency derivatives, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates). In addition, for level 3 interest rate derivatives, significant unobservable inputs include specific interest rate volatilities.

•	For level 3 credit derivatives, significant unobservable inputs include illiquid credit spreads and upfront credit points, which are unique to specific reference obligations and reference entities, recovery rates and certain correlations required to value credit derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another).

•	For level 3 commodity derivatives, significant unobservable inputs include volatilities for options with strike prices that differ significantly from current market prices and prices or spreads for certain products for which the product quality or physical location of the commodity is not aligned with benchmark indices.

23	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	For level 3 equity derivatives, significant unobservable inputs generally include equity volatility inputs for options that are long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 correlation inputs, such as the correlation of the price performance of two or more individual stocks or the correlation of the price performance for a basket of stocks to another asset class, such as commodities.

Subsequent to the initial valuation of a level 3 derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are classified in level 3. Level 3 inputs are changed when corroborated by evidence, such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See below for further information about significant unobservable inputs used in the valuation of level 3 derivatives.
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
Fair Value of Derivatives by Level
The table below presents the fair value of derivatives on a gross basis by level and major product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2019
Assets
Interest rates	$ 4	$ 292,427	$ 571	$ 293,002
Credit	94	16,237	3,325	19,656
Currencies	–	79,089	229	79,318
Commodities	–	10,821	456	11,277
Equities	24	44,141	1,051	45,216
Gross fair value	122	442,715	5,632	448,469
Counterparty netting in levels	–	(346,733)	(870)	(347,603)
Subtotal	$122	$ 95,982	$ 4,762	$ 100,866
Cross-level counterparty netting				(179)
Cash collateral netting				(56,568)
Net fair value				$ 44,119
Liabilities
Interest rates	$ (3)	$(267,680)	$ (541)	$(268,224)
Credit	(43)	(18,043)	(1,649)	(19,735)
Currencies	–	(80,117)	(260)	(80,377)
Commodities	–	(14,502)	(322)	(14,824)
Equities	(17)	(50,112)	(2,262)	(52,391)
Gross fair value	(63)	(430,454)	(5,034)	(435,551)
Counterparty netting in levels	–	346,733	870	347,603
Subtotal	$ (63)	$ (83,721)	$(4,164)	$ (87,948)
Cross-level counterparty netting				179
Cash collateral netting				43,216
Net fair value				$ (44,553)
As of December 2018
Assets
Interest rates	$ 12	$ 235,680	$ 408	$ 236,100
Credit	–	15,992	3,444	19,436
Currencies	–	85,837	681	86,518
Commodities	–	17,193	431	17,624
Equities	10	47,168	940	48,118
Gross fair value	22	401,870	5,904	407,796
Counterparty netting in levels	–	(312,611)	(956)	(313,567)
Subtotal	$ 22	$ 89,259	$ 4,948	$ 94,229
Cross-level counterparty netting				(659)
Cash collateral netting				(48,724)
Net fair value				$ 44,846
Liabilities
Interest rates	$(24)	$(215,662)	$ (517)	$(216,203)
Credit	–	(16,529)	(1,772)	(18,301)
Currencies	–	(88,663)	(220)	(88,883)
Commodities	–	(19,808)	(319)	(20,127)
Equities	(37)	(49,910)	(2,486)	(52,433)
Gross fair value	(61)	(390,572)	(5,314)	(395,947)
Counterparty netting in levels	–	312,611	956	313,567
Subtotal	$(61)	$ (77,961)	$(4,358)	$ (82,380)
Cross-level counterparty netting				659
Cash collateral netting				39,127
Net fair value				$ (42,594)

Goldman Sachs June 2019 Form 10-Q	24

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of

$ in millions	June 2019	December 2018
Interest rates, net	$30	$(109)
Correlation	(55)% to 81% (51%/60%)	(10)% to 86% ( 66%/ 64%)
Volatility (bps)	31 to 150 (79/76)	31 to 150 ( 74 / 65 )
Credit, net	$1,676	$1,672
Credit spreads (bps)	1 to 559 (95/58)	1 to 810 ( 109 / 63 )
Upfront credit points	1 to 99 (41/35)	2 to 99 ( 44 / 40 )
Recovery rates	25% to 82% (43%/40%)	25 % to 70% ( 40%/ 40%)
Currencies, net	$(31)	$461
Correlation	10% to 70% (44%/47%)	10 % to 70% ( 40%/ 36%)
Commodities, net	$134	$112
Volatility	9% to 57% (25%/24%)	10 % to 75% ( 28%/ 27%)
Natural gas spread	$(2.16) to $3.06 ($(0.22)/$(0.24))	$ (2.32) to $ 4.68 ($ (0.26) /$ (0.30) )
Oil spread	$(6.38) to $23.39 ($6.32/$6.66)	$ (3.44) to $ 16.62 ($ 4.53 /$ 3.94 )
Equities, net	$(1,211)	$(1,546)
Correlation	(69)% to 97% (47%/49%)	(68) % to 97% ( 48%/ 51%)
Volatility	3% to 103% (16%/12%)	3 % to 102% (20%/18%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•	Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. For example, the difference between the average and the median for credit spreads indicates that the majority of the inputs fall in the lower end of the range.

•	The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 derivatives.

•	Interest rates, currencies and equities derivatives are valued using option pricing models, credit derivatives are valued using option pricing, correlation and discounted cash flow models, and commodities derivatives are valued using option pricing and discounted cash flow models.

•	The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

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

25	Goldman Sachs June 2019 Form 10-Q

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs
The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements, as of both June 2019 and December 2018, to changes in significant unobservable inputs, in isolation:

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
In general, the fair value of purchased credit protection increases as credit spreads or upfront credit points increase or recovery rates decrease. Credit spreads, upfront credit points and recovery rates are strongly related to distinctive risk factors of the underlying reference obligations, which include reference entity-specific factors, such as leverage, volatility and industry, market-based risk factors, such as borrowing costs or liquidity of the underlying reference obligation, and macroeconomic conditions.

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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Total level 3 derivatives
Beginning balance	$ (688)	$ 408	$ 590	$(288)
Net realized gains/(losses)	(27)	(1)	(20)	35
Net unrealized gains/(losses)	(17)	358	(107)	537
Purchases	200	108	300	248
Sales	(299)	(524)	(375)	(625)
Settlements	45	237	177	496
Transfers into level 3	6	104	(5)	153
Transfers out of level 3	1,378	46	38	180
Ending balance	$ 598	$ 736	$ 598	$ 736

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a derivative was transferred into level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	Positive amounts for transfers into level 3 and negative amounts for transfers out of level 3 represent net transfers of derivative assets. Negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.

•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified in level 3.

•	Gains or losses that have been classified in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to level 1 or level 2 derivatives and/or level 1, level 2 and level 3 cash instruments. As a result, gains/(losses) included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

Goldman Sachs June 2019 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below disaggregates, by major product type, the information for level 3 derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Interest rates, net
Beginning balance	$ (19)	$ (249)	$ (109)	$ (410)
Net realized gains/(losses)	(14)	(10)	(11)	(23)
Net unrealized gains/(losses)	82	(63)	151	40
Purchases	5	3	6	9
Sales	(6)	(1)	(8)	(1)
Settlements	(11)	145	14	183
Transfers into level 3	(9)	1	(17)	33
Transfers out of level 3	2	8	4	3
Ending balance	$ 30	$ (166)	$ 30	$ (166)
Credit, net
Beginning balance	$ 1,874	$ 1,282	$ 1,672	$ 1,505
Net realized gains/(losses)	9	11	15	(2)
Net unrealized gains/(losses)	(81)	211	45	(38)
Purchases	33	8	74	38
Sales	(26)	(22)	(45)	(33)
Settlements	(136)	217	(170)	202
Transfers into level 3	12	56	76	24
Transfers out of level 3	(9)	16	9	83
Ending balance	$ 1,676	$ 1,779	$ 1,676	$ 1,779
Currencies, net
Beginning balance	$ 29	$ 169	$ 461	$ (181)
Net realized gains/(losses)	(8)	(7)	(28)	(14)
Net unrealized gains/(losses)	(76)	64	(181)	165
Purchases	3	–	5	1
Sales	(4)	(3)	(9)	–
Settlements	24	(3)	(276)	215
Transfers into level 3	(5)	–	(3)	32
Transfers out of level 3	6	(2)	–	–
Ending balance	$ (31)	$ 218	$ (31)	$ 218
Commodities, net
Beginning balance	$ 145	$ 73	$ 112	$ 47
Net realized gains/(losses)	(18)	2	(24)	63
Net unrealized gains/(losses)	21	50	47	93
Purchases	21	13	24	48
Sales	(67)	(27)	(66)	(46)
Settlements	6	(11)	15	(121)
Transfers into level 3	33	39	7	58
Transfers out of level 3	(7)	9	19	6
Ending balance	$ 134	$ 148	$ 134	$ 148
Equities, net
Beginning balance	$ (2,717)	$ (867)	$ (1,546)	$(1,249)
Net realized gains/(losses)	4	3	28	11
Net unrealized gains/(losses)	37	96	(169)	277
Purchases	138	84	191	152
Sales	(196)	(471)	(247)	(545)
Settlements	162	(111)	594	17
Transfers into level 3	(25)	8	(68)	6
Transfers out of level 3	1,386	15	6	88
Ending balance	$ (1,211)	$(1,243)	$ (1,211)	$(1,243)

Level 3 Rollforward Commentary
Three Months Ended June 2019.
The net realized and unrealized losses on level 3 derivatives of $
44
 million (reflecting $
27
 million of net realized losses and $
17
 million of net unrealized losses) for the three months ended June 2019 included losses of $
29
 million reported in market making and $
15
 million reported in other principal transactions.
The drivers of the net unrealized losses on level 3 derivatives for the three months ended June 2019 were not material.
Transfers into level 3 derivatives during the three months ended June 2019 were not material.
Transfers out of level 3 derivatives during the three months ended June 2019 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.
Six Months Ended June 2019.
The net realized and unrealized losses on level 3 derivatives of $
127
 million (reflecting $
20
 million of net realized losses and $
107
 million of net unrealized losses) for the six months ended June 2019 included losses of $
92
 million reported in market making and $
35
 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the six months ended June 2019 were primarily attributable to losses on certain currency derivatives, primarily reflecting the impact of a decrease in interest rates and losses on certain equity derivatives, primarily reflecting the impact of an increase in underlying equity prices, partially offset by gains on certain interest rate derivatives, primarily reflecting the impact of a decrease in interest rates.
Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the six months ended June 2019 were not material.

27	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended June 2018.
The net realized and unrealized gains on level 3 derivatives of $357 million (reflecting $1 million of net realized losses and $358 million of net unrealized gains) for the three months ended June 2018 included gains of $327 million reported in market making and $30 million reported in other principal transactions.
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
Six Months Ended June 2018.
The net realized and unrealized gains on level 3 derivatives of $572 million (reflecting $35 million of net realized gains and $537 million of net unrealized gains) for the six months ended June 2018 included gains of $461 million reported in market making and $111 million reported in other principal transactions.
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
OTC Derivatives
The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2019
Assets
Interest rates	$ 5,628	$ 15,395	$ 59,233	$ 80,256
Credit	933	3,269	3,098	7,300
Currencies	9,140	4,783	6,768	20,691
Commodities	2,734	911	197	3,842
Equities	3,837	5,319	1,229	10,385
Counterparty netting in tenors	(2,517)	(3,854)	(2,886)	(9,257)
Subtotal	$ 19,755	$ 25,823	$ 67,639	$ 113,217
Cross-tenor counterparty netting				(15,236)
Cash collateral netting				(56,568)
Total OTC derivative assets				$ 41,413
Liabilities
Interest rates	$ 6,105	$ 9,786	$ 39,025	$ 54,916
Credit	1,245	4,591	1,543	7,379
Currencies	10,416	7,073	4,251	21,740
Commodities	2,905	1,608	2,983	7,496
Equities	8,063	5,777	2,910	16,750
Counterparty netting in tenors	(2,517)	(3,854)	(2,886)	(9,257)
Subtotal	$ 26,217	$ 24,981	$ 47,826	$ 99,024
Cross-tenor counterparty netting				(15,236)
Cash collateral netting				(43,216)
Total OTC derivative liabilities				$ 40,572
As of December 2018
Assets
Interest rates	$ 2,810	$13,177	$47,426	$ 63,413
Credit	807	3,676	3,364	7,847
Currencies	10,976	5,076	6,486	22,538
Commodities	4,978	2,101	145	7,224
Equities	4,962	5,244	1,329	11,535
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$21,124	$25,391	$55,928	$102,443
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(48,724)
Total OTC derivative assets				$ 40,576
Liabilities
Interest rates	$ 4,193	$ 9,153	$29,377	$ 42,723
Credit	1,127	4,173	1,412	6,712
Currencies	13,553	6,871	4,474	24,898
Commodities	4,271	2,663	3,145	10,079
Equities	9,278	5,178	3,060	17,516
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$29,013	$24,155	$38,646	$ 91,814
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(39,127)
Total OTC derivative liabilities				$ 39,544

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•	Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is included in cross-tenor counterparty netting.

Goldman Sachs June 2019 Form 10-Q	28

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
As of June 2019, written credit derivatives had a total gross notional amount of $
530.09
 billion and purchased credit derivatives had a total gross notional amount of $
615.11
 billion, for total net notional purchased protection of $
85.02
 billion. As of December 2018, written credit derivatives had a total gross notional amount of $554.17 billion and purchased credit derivatives had a total gross notional amount of $603.00 billion, for total net notional purchased protection of $48.83 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.

29	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$135,457	$10,164	$ 1,324	$ 3,138	$150,083
1 – 5 years	299,809	15,038	8,836	6,642	330,325
Greater than 5 years	42,824	3,079	3,455	319	49,677
Total	$478,090	$28,281	$13,615	$10,099	$530,085
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$401,677	$19,467	$ 9,316	$ 8,783	$439,243
Other	$161,115	$ 9,252	$ 3,856	$ 1,640	$175,863
Fair Value of Written Credit Derivatives
Asset	$ 10,857	$ 508	$ 266	$ 155	$ 11,786
Liability	1,968	833	1,213	2,592	6,606
Net asset/(liability)	$ 8,889	$ (325)	$ (947)	$ (2,437)	$ 5,180
As of December 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$145,828	$ 9,763	$ 1,151	$ 3,848	$160,590
1 – 5 years	298,228	21,100	13,835	7,520	340,683
Greater than 5 years	45,690	5,966	1,121	122	52,899
Total	$489,746	$36,829	$16,107	$11,490	$554,172
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$413,445	$25,373	$14,243	$ 8,841	$461,902
Other	$115,754	$14,273	$ 7,555	$ 3,513	$141,095
Fair Value of Written Credit Derivatives
Asset	$ 8,656	$ 543	$ 95	$ 80	$ 9,374
Liability	1,990	1,415	1,199	3,368	7,972
Net asset/(liability)	$ 6,666	$ (872)	$ (1,104)	$ (3,288)	$ 1,402

In the table above:

•	Fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure.

•	Tenor is based on remaining contractual maturity.

•	The credit spread on the underlier, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Impact of Credit Spreads on Derivatives
The firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants. The net gains/(losses), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $
(35)
 million for the three months ended June 2019, $59 million for the three months ended June 2018, $(
198
) million for the six months ended June 2019 and $211 million for the six months ended June 2018.
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	June 2019	December 2018
Fair value of assets	$ 1,005	$ 980
Fair value of liabilities	1,494	1,297
Net liability	$ 489	$ 317
Notional amount	$ 10,788	$10,229

In the table above, these derivatives, which are recorded at fair value, primarily consist of interest rate, equity and commodity products and are included in unsecured short-term and long-term borrowings with the related borrowings.
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
and
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	June 2019	December 2018
Net derivative liabilities under bilateral agreements	$ 33,550	$29,583
Collateral posted	$ 29,074	$24,393
Additional collateral or termination payments:
One-notch downgrade	$ 329	$ 262
Two-notch downgrade	$ 1,061	$ 959

Goldman Sachs June 2019 Form 10 -Q	30

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
The firm applies a statistical method that utilizes regression analysis when assessing the effectiveness of its fair value hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and the risk being hedged (i.e., interest rate risk). An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of
80
% or greater and a slope between
80
% and
125
%.
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

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Interest rate hedges	$ 2,328	$ (526)	$ 3,584	$(1,895)
Hedged borrowings and deposits	$ (2,462)	$ 392	$ (3,813)	$ 1,622
Interest expense	$ 4,689	$3,918	$ 9,068	$ 7,230

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

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2019
Deposits	$ 13,836	$ 174
Unsecured short-term borrowings	$ 5,644	$ 12
Unsecured long-term borrowings	$ 83,826	$ 7,170
As of December 2018
Deposits	$11,924	$ (156)
Unsecured short-term borrowings	$ 4,450	$ (12)
Unsecured long-term borrowings	$68,839	$2,759

In the table above, cumulative hedging adjustment included $
2.08
 billion as of June 2019 and $
1.74
 billion as of December 2018 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $
782
 million as of June 2019 and $1.51 billion as of December 2018 and substantially all were related to unsecured long-term borrowings.

31	Goldman Sachs June 2019 Form 10 -Q

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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Hedges:
Foreign currency forward contract	$(30)	$630	$(15)	$420
Foreign currency-denominated debt	$(76)	$ 80	$(44)	$ (27)

Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended June 2019 and June 2018.
The firm had designated $
2.98
 billion as of June 2019 and $1.99 billion as of December 2018 of foreign currency-denominated debt, included in unsecured long-term and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned in Fixed Income, Currency and Commodities (FICC) Client Execution;

•	Substantially all other secured financings, including transfers of assets accounted for as financings;

•	Certain unsecured short-term and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including transfers of assets accounted for as secured loans and certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.

Goldman Sachs June 2019 Form 10 -Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2019
Assets
Resale agreements	$ –	$ 137,639	$ –	$ 137,639
Securities borrowed	–	25,114	–	25,114
Customer and other receivables	–	1,339	2	1,341
Total	$ –	$ 164,092	$ 2	$ 164,094
Liabilities
Deposits	$ –	$ (14,028)	$ (3,622)	$ (17,650)
Repurchase agreements	–	(70,851)	(28)	(70,879)
Securities loaned	–	(2,733)	–	(2,733)
Other secured financings	–	(17,095)	(202)	(17,297)
Unsecured borrowings:
Short-term	–	(16,959)	(5,026)	(21,985)
Long-term	–	(36,765)	(11,769)	(48,534)
Other liabilities	–	(1)	(172)	(173)
Total	$ –	$(158,432)	$(20,819)	$(179,251)
As of December 2018
Assets
Resale agreements	$ –	$ 139,220	$ –	$ 139,220
Securities borrowed	–	23,142	–	23,142
Customer and other receivables	–	3,183	6	3,189
Total	$ –	$ 165,545	$ 6	$ 165,551
Liabilities
Deposits	$ –	$ (17,892)	$ (3,168)	$ (21,060)
Repurchase agreements	–	(78,694)	(29)	(78,723)
Securities loaned	–	(3,241)	–	(3,241)
Other secured financings	–	(20,734)	(170)	(20,904)
Unsecured borrowings:
Short-term	–	(12,887)	(4,076)	(16,963)
Long-term	–	(34,761)	(11,823)	(46,584)
Other liabilities	–	(1)	(131)	(132)
Total	$ –	$(168,210)	$(19,397)	$(187,607)

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
Resale and Repurchase Agreements and Securities Borrowed and Loaned.
The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both June 2019 and December 2018, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both June 2019 and December 2018, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.
Other Secured Financings.
The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, funding spreads, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. As of both June 2019 and December 2018, the firm’s level 3 other secured financings were not material. See Note 10 for further information about collateralized agreements and financings.
Unsecured Short-term and Long-term Borrowings.
The significant inputs to the valuation of unsecured short-term and long-term borrowings at fair value are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm and commodity prices for prepaid commodity transactions. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments. See Note 7 for further information about derivatives, Note 15 for further information about unsecured short-term borrowings and Note 16 for further information about long-term borrowings.
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
Customer and Other Receivables.
Customer and other receivables at fair value primarily consist of prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of both June 2019 and December 2018, the firm’s level 3 customer and other receivables were not material.

33	Goldman Sachs June 2019 Form 10 -Q

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
The firm’s deposits that are classified in level 3 are hybrid financial instruments. As the significant unobservable inputs used to value such instruments primarily relate to the embedded derivative component of these deposits, these inputs are incorporated in the firm’s derivative disclosures related to unobservable inputs in Note 7.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial assets and financial liabilities accounted for at fair value.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Total other financial assets
Beginning balance	$ 3	$ 1	$ 6	$ 4
Net realized gains/(losses)	–	2	–	2
Net unrealized gains/(losses)	(1)	5	(4)	2
Settlements	–	(1)	–	(1)
Ending balance	$ 2	$ 7	$ 2	$ 7
Total other financial liabilities
Beginning balance	$(20,919)	$(16,511)	$(19,397)	$(15,462)
Net realized gains/(losses)	(113)	(76)	(225)	(127)
Net unrealized gains/(losses)	(643)	455	(1,765)	804
Sales	–	–	–	3
Issuances	(4,401)	(4,391)	(5,910)	(8,087)
Settlements	5,081	2,535	6,606	4,260
Transfers into level 3	(541)	(131)	(833)	(146)
Transfers out of level 3	717	536	705	1,172
Ending balance	$(20,819)	$(17,583)	$(20,819)	$(17,583)

In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a financial asset or financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 other financial assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 other financial liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•	Level 3 other financial assets and financial liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.
The table below disaggregates, by the consolidated statements of financial condition line items, the information for other financial liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Deposits
Beginning balance	$ (3,351)	$(3,146)	$ (3,168)	$(2,968)
Net realized gains/(losses)	(1)	(3)	(3)	(6)
Net unrealized gains/(losses)	(137)	40	(269)	88
Issuances	(198)	(229)	(412)	(445)
Settlements	56	42	168	51
Transfers into level 3	(19)	–	(22)	(16)
Transfers out of level 3	28	25	84	25
Ending balance	$ (3,622)	$(3,271)	$ (3,622)	$(3,271)
Repurchase agreements
Beginning balance	$ (29)	$ (35)	$ (29)	$ (37)
Net unrealized gains/(losses)	–	–	(4)	–
Settlements	1	2	5	4
Ending balance	$ (28)	$ (33)	$ (28)	$ (33)
Other secured financings
Beginning balance	$ (192)	$ (332)	$ (170)	$ (389)
Net realized gains/(losses)	5	3	15	3
Net unrealized gains/(losses)	(9)	–	(19)	(5)
Issuances	(6)	(7)	(17)	(9)
Settlements	–	69	9	88
Transfers into level 3	–	(6)	(20)	(6)
Transfers out of level 3	–	3	–	48
Ending balance	$ (202)	$ (270)	$ (202)	$ (270)
Unsecured short-term borrowings
Beginning balance	$ (5,513)	$(4,894)	$ (4,076)	$(4,594)
Net realized gains/(losses)	(46)	(76)	(78)	(116)
Net unrealized gains/(losses)	(72)	93	(310)	200
Issuances	(2,320)	(2,128)	(3,052)	(4,223)
Settlements	2,468	1,562	2,325	2,912
Transfers into level 3	(158)	(74)	(256)	(74)
Transfers out of level 3	615	397	421	775
Ending balance	$ (5,026)	$(5,120)	$ (5,026)	$(5,120)
Unsecured long-term borrowings
Beginning balance	$(11,702)	$(8,043)	$(11,823)	$(7,434)
Net realized gains/(losses)	(78)	(6)	(172)	(19)
Net unrealized gains/(losses)	(384)	328	(1,122)	549
Sales	–	–	–	3
Issuances	(1,871)	(2,020)	(2,416)	(3,399)
Settlements	2,556	860	4,099	1,205
Transfers into level 3	(364)	(51)	(535)	(50)
Transfers out of level 3	74	111	200	324
Ending balance	$(11,769)	$(8,821)	$(11,769)	$(8,821)
Other liabilities
Beginning balance	$ (132)	$ (61)	$ (131)	$ (40)
Net realized gains/(losses)	7	6	13	11
Net unrealized gains/(losses)	(41)	(6)	(41)	(28)
Issuances	(6)	(7)	(13)	(11)
Ending balance	$ (172)	$ (68)	$ (172)	$ (68)

Goldman Sachs June 2019 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward Commentary
Three Months Ended June 2019.
The net realized and unrealized losses on level 3 other financial liabilities of $756 million (reflecting $
113
 million of net realized losses and $643 million of net unrealized losses) for the three months ended June 2019 included losses of $659 million reported in market making and $
4
 million reported in other principal transactions in the consolidated statements of earnings, and $
93
 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended June 2019 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to an increase in global equity prices, and losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during the three months ended June 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended June 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.
Six Months Ended June 2019.
The net realized and unrealized losses on level 3 other financial liabilities of $
1.99
 billion (reflecting $
225
 million of net realized losses and $
1.77
 billion of net unrealized losses) for the six months ended June 2019 included losses of $
1.53
 billion reported in market making and $
5
 million reported in other principal transactions in the consolidated statements of earnings, and $
451
 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the six months ended June 2019 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term and short-term borrowings, principally due to an increase in global equity prices.

Transfers into level 3 other financial liabilities during the six months ended June 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the six months ended June 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.
Three Months Ended June 2018.
The net realized and unrealized gains on level 3 other financial liabilities of $379 million (reflecting $76 million of net realized losses and $455 million of net unrealized gains) for the three months ended June 2018 included gains of $238 million reported in market making and $8 million reported in other principal transactions, in the consolidated statements of earnings, and $133 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
Transfers into level 3 other financial liabilities during the three months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased transparency of inputs used to value these instruments as a result of market transactions in similar instruments, and transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2, principally due to increased transparency of certain volatility inputs used to value these instruments.

35	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Six Months Ended June 2018.
The net realized and unrealized gains on level 3 other financial liabilities of $677 million (reflecting $127 million of net realized losses and $804 million of net unrealized gains) for the six months ended June 2018 included gains/(losses) of $495 million reported in market marking, $1 million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $182 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
Transfers into level 3 other financial liabilities during the six months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the six months ended June 2018 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.
Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Unsecured short-term borrowings	$ (469)	$(101)	$(2,085)	$ (15)
Unsecured long-term borrowings	(1,920)	421	(4,149)	1,122
Other liabilities	(34)	–	(28)	(17)
Other	(179)	(126)	(708)	40
Total	$(2,602)	$ 194	$(6,970)	$1,130

In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•	Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•	Gains/(losses) included in unsecured short-term and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three and six months ended June 2019 and June 2018. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other primarily consists of gains/(losses) on customer and other receivables, deposits and other secured financings.

Excluding the gains and losses on the instruments accounted for at fair value under the fair value option described above, market making and other principal transactions primarily represent gains and losses on financial instruments owned and financial instruments sold, but not yet purchased.

Goldman Sachs June 2019 Form 10 -Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of

$ in millions	June 2019	December 2018
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 643	$1,837
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$6,896	$5,260
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,645	$2,010

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $
22
 million as of June 2019 and $45 million as of December 2018, and the related total contractual amount of these lending commitments was $9.05 billion as of June 2019 and $7.72 billion as of December 2018. See Note 18 for further information about lending commitments.
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both June 2019 and December 2018. The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.06 billion as of June 2019 and $3.47 billion as of December 2018. The amounts above include both principal-protected and non-principal-protected
long-term borrowings.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $
106
 million for the three months ended June 2019, $84 million for the three months ended June 2018, $
183
 million for the six months ended June 2019 and $192 million for the six months ended June 2018. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
Debt Valuation Adjustment
The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.
The table below presents information about the net debt valuation adjustment (DVA) gains/(losses)
on financial liabilities for which the fair value option was elected.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
DVA (pre-tax)	$(413)	$1,167	$(2,302)	$1,526
DVA (net of tax)	$(311)	$ 878	$(1,728)	$1,148

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•	The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three and six months ended June 2019 and June 2018.

37	Goldman Sachs June 2019 Form 10 -Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.
Loans Receivable
Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans receivable.

	As of

$ in millions	June 2019	December 2018
Corporate loans	$42,950	$ 37,283
PWM loans	17,280	17,518
Commercial real estate loans	11,676	11,441
Residential real estate loans	5,308	7,284
Consumer loans	4,754	4,536
Other loans	3,013	3,594
Total loans receivable, gross	84,981	81,656
Allowance for loan losses	(1,212)	(1,066)
Total loans receivable	$ 83,769	$ 80,590
The fair value of loans receivable was $84.23 billion as of June 2019 and $
80.74
 billion as of December 2018. Had these loans been carried at fair value and included in the fair value hierarchy, $42.97 billion as of June 2019 and $
40.64
 billion as of December 2018 would have been classified in level 2, and $41.26 billion as of June 2019 and $
40.10
 billion as of December 2018 would have been classified in level 3.
The following is a description of the captions in the table above:

•
Corporate Loans.
Corporate loans includes term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating and general corporate purposes, or in connection with acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. Loans receivable related to the firm’s relationship lending activities are reported within corporate loans.

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
Lending Commitments
The table below presents information about lending commitments that are held for investment and accounted for on an accrual basis.

	As of

$ in millions	June 2019	December 2018
Corporate	$112,106	$113,484
Other	8,296	7,513
Total	$120,402	$120,997
In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•	Other lending commitments primarily relates to lending commitments extended to clients who warehouse assets backed by real estate and other assets and in connection with commercial real estate financing.

•	The carrying value of lending commitments were liabilities of $458 million (including allowance for losses of $303 million) as of June 2019 and $
443
 million (including allowance for losses of $
286
million) as of December 2018.

•	The estimated fair value of such lending commitments were liabilities of $3.15 billion as of June 2019 and $
3.78
 billion as of December 2018. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $984 million as of June 2019 and $
1.12
 billion as of December 2018 would have been classified in level 2, and $2.17 billion as of June 2019 and $
2.66
billion as of December 2018 would have been classified in level 3.

Goldman Sachs June 2019 Form 10-Q	38

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
The tables below present information about PCI loans.

	As of

$ in millions	June 2019	December 2018
Commercial real estate loans	$ 496	$ 581
Residential real estate loans	1,834	2,457
Other loans	2	4
Total gross carrying value	$2,332	$ 3,042
Total outstanding principal balance	$4,517	$ 5,576
Total accretable yield	$ 333	$ 459

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Acquired during the period
Fair value	$ –	$ 298	$ –	$ 298
Expected cash flows	$ –	$ 328	$ –	$ 328
Contractually required cash flows	$ –	$ 704	$ –	$ 704
In the table above:

•	Fair value, expected cash flows and contractually required cash flows were as of the acquisition date.

•	Expected cash flows represents the cash flows expected to be received over the life of the loan or as a result of liquidation of the underlying collateral.

•	Contractually required cash flows represents cash flows required to be repaid by the borrower over the life of the loan.
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
The table below presents gross loans receivable (excluding PCI and consumer loans of $7.09 billion as of June 2019 and $
7.58
 billion as of December 2018) and lending commitments by an internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of June 2019
Investment-grade	$28,703	$ 77,562	$106,265
Non-investment-grade	49,192	42,840	92,032
Total	$77,895	$120,402	$198,297
As of December 2018
Investment-grade	$ 28,290	$ 81,959	$ 110,249
Non-investment-grade	45,788	39,038	84,826
Total	$ 74,078	$ 120,997	$ 195,075
Regulatory Risk Rating
As of June 2019
Non-criticized/pass	$72,133	$117,567	$189,700
Criticized	5,762	2,835	8,597
Total	$77,895	$120,402	$198,297
As of December 2018
Non-criticized/pass	$ 70,153	$ 117,923	$ 188,076
Criticized	3,925	3,074	6,999
Total	$ 74,078	$ 120,997	$ 195,075
In the table above,
non-criticized/pass
loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

39	Goldman Sachs June 2019 Form 10-Q

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
The table below presents gross consumer loans receivable and the concentration by refreshed FICO credit score.

As of

$ in millions	June 2019	December 2018
Consumer loans, gross	$ 4,754	$ 4,536
Refreshed FICO credit score
Greater than or equal to 660	87%	88%
Less than 660	13%	12%
Total	100%	100%

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
The gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $
917
 million as of June 2019 and $
838
 million as of December 2018. Such loans included $
130
 million as of June 2019 and $
27
 million as of December 2018 of corporate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were $
12
 million as of June 2019 and the firm did not have such lending commitments as of December 2018. The amount of loans 30 days or more past due was $
217
 million as of June 2019 and $
208
 million as of December 2018.
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

Goldman Sachs June 2019 Form 10-Q	40

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
The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of June 2019
Loans Receivable
Corporate loans	$648	$ 42,302	$ –	$ 42,950
PWM loans	35	17,245	–	17,280
Commercial real estate loans	71	11,109	496	11,676
Residential real estate loans	163	3,311	1,834	5,308
Consumer loans	–	4,754	–	4,754
Other loans	–	3,011	2	3,013
Total	$917	$ 81,732	$2,332	$ 84,981
Lending Commitments
Corporate	$ 37	$112,069	$ –	$112,106
Other	7	8,289	–	8,296
Total	$ 44	$120,358	$ –	$120,402
As of December 2018
Loans Receivable
Corporate loans	$ 358	$ 36,925	$ –	$ 37,283
PWM loans	46	17,472	–	17,518
Commercial real estate loans	9	10,851	581	11,441
Residential real estate loans	425	4,402	2,457	7,284
Consumer loans	–	4,536	–	4,536
Other loans	–	3,590	4	3,594
Total	$838	$ 77,776	$3,042	$ 81,656
Lending Commitments
Corporate	$ 31	$ 113,453	$ –	$ 113,484
Other	–	7,513	–	7,513
Total	$ 31	$ 120,966	$ –	$ 120,997

In the table above:

•	Gross loans receivable and lending commitments, subject to specific loan-level reserves, included $469 million as of June 2019 and $
484
million as of December 2018 of impaired loans and lending commitments, which did not require a reserve as the loan was deemed to be recoverable.

•	Gross loans receivable deemed impaired and subject to specific loan-level reserves as a percentage of total gross loans receivable was 1.1 % as of June 2019 and 1.0 % as of December 2018.

The table below presents information about the allowance for credit losses.

	Six Months Ended June 2019		Year Ended December 2018

$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for credit losses
Beginning balance	$1,066	$286	$ 803	$ 274
Net charge-offs	(220)	–	(337)	–
Provision	421	17	654	20
Other	(55)	–	(54)	(8)
Ending balance	$1,212	$303	$ 1,066	$ 286
Allowance for losses by impairment methodology
Specific	$ 99	$ 7	$ 102	$ 3
Portfolio	992	296	848	283
PCI	121	–	116	–
Total	$1,212	$303	$ 1,066	$ 286

In the table above:

•	Net charge-offs were primarily related to consumer loans for the six months ended June 2019 and consumer loans and commercial real estate PCI loans for the year ended December 2018.

•	The provision for credit losses was primarily related to consumer loans and corporate loans for both the six months ended June 2019 and the year ended December 2018.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	Portfolio level reserves were primarily related to corporate loans and lending commitments. Specific loan-level reserves were substantially all related to corporate loans. Reserves on PCI loans were related to real estate loans.

•	Substantially all of the allowance for losses on lending commitments was related to corporate lending commitments.

•	Allowance for loan losses as a percentage of total gross loans receivable was 1.4% as of June 2019 and 1.3 % as of December 2018.

•	Net charge-offs as a percentage of average total gross loans receivable were 0.5% on an annualized basis for the six months ended June 2019 and 0.5 % for the year ended December 2018.

41	Goldman Sachs June 2019 Form 10-Q

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
The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of

$ in millions	June 2019	December 2018
Resale agreements	$137,639	$139,258
Securities borrowed	$138,458	$135,285
Repurchase agreements	$ 70,879	$ 78,723
Securities loaned	$ 13,523	$ 11,808

In the table above:

•	Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	Securities borrowed of $
25.11
 billion as of June 2019 and $23.14 billion as of December 2018, and securities loaned of $
2.73
billion as of June 2019 and $3.24 billion as of December 2018 were at fair value.

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

Goldman Sachs June 2019 Form 10-Q	42

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
5
through
8
. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level
2
as of both June
2019
and December
2018
.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated statements of financial condition, as well as the amounts not offset in the consolidated statements of financial condition.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2019
Included in consolidated statements of financial condition
Gross carrying value	$ 240,654	$ 141,765	$ 173,894	$ 16,830
Counterparty netting	(103,015)	(3,307)	(103,015)	(3,307)
Total	137,639	138,458	70,879	13,523
Amounts not offset
Counterparty netting	(5,615)	(1,921)	(5,615)	(1,921)
Collateral	(129,983)	(131,383)	(62,897)	(11,291)
Total	$ 2,041	$ 5,154	$ 2,367	$ 311
As of December 2018
Included in consolidated statements of financial condition
Gross carrying value	$ 246,284	$ 139,556	$ 185,749	$ 16,079
Counterparty netting	(107,026)	(4,271)	(107,026)	(4,271)
Total	139,258	135,285	78,723	11,808
Amounts not offset
Counterparty netting	(5,870)	(1,104)	(5,870)	(1,104)
Collateral	(130,707)	(127,340)	(70,691)	(10,491)
Total	$ 2,681	$ 6,841	$ 2,162	$ 213

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2019
Money market instruments	$ 607	$ –
U.S. government and agency obligations	84,724	–
Non-U.S. government and agency obligations	69,669	2,308
Securities backed by commercial real estate	296	–
Securities backed by residential real estate	157	–
Corporate debt securities	8,290	235
State and municipal obligations	304	–
Other debt obligations	209	–
Equity securities	9,638	14,287
Total	$ 173,894	$ 16,830
As of December 2018
Money market instruments	$ 100	$ –
U.S. government and agency obligations	88,060	–
Non-U.S. government and agency obligations	84,443	2,438
Securities backed by commercial real estate	3	–
Securities backed by residential real estate	221	–
Corporate debt securities	5,495	195
Other debt obligations	25	–
Equity securities	7,402	13,446
Total	$ 185,749	$ 16,079

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity date.

	As of June 2019

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 65,514	$ 11,003
2 - 30 days	63,272	2,278
31 - 90 days	21,651	1,746
91 days - 1 year	18,936	1,803
Greater than 1 year	4,521	–
Total	$ 173,894	$ 16,830

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

43	Goldman Sachs June 2019 Form 10-Q

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
Other secured financings includes nonrecourse arrangements. Nonrecourse other secured financings were $
10.10
 billion as of June 2019 and $8.47 billion as of December 2018.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both June 2019 and December 2018.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2019
Other secured financings (short-term):
At fair value	$ 3,168	$ 4,196	$ 7,364
At amortized cost	137	–	137
Other secured financings (long-term):
At fair value	7,718	2,215	9,933
At amortized cost	645	–	645
Total other secured financings	$ 11,668	$ 6,411	$ 18,079
Other secured financings collateralized by:
Financial instruments	$ 6,202	$5,439	$11,641
Other assets	$ 5,466	$ 972	$ 6,438
As of December 2018
Other secured financings (short-term):
At fair value	$ 3,528	$6,027	$ 9,555
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	9,010	2,339	11,349
At amortized cost	529	–	529
Total other secured financings	$13,067	$8,366	$21,433
Other secured financings collateralized by:
Financial instruments	$ 8,960	$7,550	$16,510
Other assets	$ 4,107	$ 816	$ 4,923
In the table above:

•	Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 4.93 % as of June 2019. These rates include the effect of hedging activities.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of
2.29
% as of June 2019 and
4.02
% as of December 2018. These rates include the effect of hedging activities.

•	Total other secured financings included $
2.59
 billion as of June 2019 and $2.40 billion as of December 2018 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $
2.94
billion as of June 2019 and $2.41 billion as of December 2018, both primarily included in financial instruments owned.

•	Other secured financings collateralized by financial instruments included $
9.04
 billion as of June 2019 and $12.41 billion as of December 2018 of other secured financings collateralized by financial instruments owned, and included $
2.61
billion as of June 2019 and $4.10 billion as of December 2018 of other secured financings collateralized by financial instruments received as collateral and repledged.

Goldman Sachs June 2019 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents other secured financings by maturity.

$ in millions	As of June 2019
Other secured financings (short-term)	$ 7,501
Other secured financings (long-term):
2020	2,196
2021	2,088
2022	1,452
2023	1,336
2024	691
2025 - thereafter	2,815
Total other secured financings (long-term)	10,578
Total other secured financings	$ 18,079
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

	As of

$ in millions	June 2019	December 2018
Collateral available to be delivered or repledged	$711,068	$681,516
Collateral that was delivered or repledged	$568,127	$565,625
In the table above, collateral available to be delivered or repledged excludes $
9.50
 billion as of June
2019
and $14.10 billion as of December
2018
of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.
The table below presents information about assets pledged.

As of

$ in millions	June 2019	December 2018
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 61,098	$ 55,081
Did not have the right to deliver or repledge	$ 77,899	$ 73,540
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 10,501	$ 8,037
The firm also segregated securities included in financial instruments owned of $
15.33
 billion as of June
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

45	Goldman Sachs June 2019 Form 10-Q

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

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Residential mortgages	$2,772	$10,241	$5,303	$17,039
Commercial mortgages	3,035	2,157	3,035	4,196
Other financial assets	174	382	346	615
Total financial assets securitized	$5,981	$12,780	$8,684	$21,850
Retained interests cash flows	$ 85	$ 111	$ 178	$ 201

In the table above, financial assets securitized included assets of $
102
 million during the three months ended June 2019, $313 million during the three months ended June 2018, $206 million during the six months ended June 2019 and $509 million during the six months ended June 2018, which were securitized in a non-cash
exchange for loans receivable and
held-to-maturity
securities.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2019
U.S. government agency-issued collateralized mortgage obligations	$ 16,106	$ 1,243	$ –
Other residential mortgage-backed	20,560	925	12
Other commercial mortgage-backed	16,531	478	16
Corporate debt and other asset-backed	3,245	134	3
Total	$ 56,442	$ 2,780	$ 31
As of December 2018
U.S. government agency-issued collateralized mortgage obligations	$24,506	$1,758	$29
Other residential mortgage-backed	19,560	941	15
Other commercial mortgage-backed	15,088	448	10
Corporate debt and other asset-backed	3,311	133	3
Total	$62,465	$3,280	$57

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•	Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $ 2.76 billion as of June 2019 and $3.28 billion as of December 2018.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $
42
 million as of June 2019 and $75 million as of December 2018, and the notional amount of these derivatives and commitments was $
1.16
 billion as of June 2019 and $1.09 billion as of December 2018. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

Goldman Sachs June 2019 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	June 2019	December 2018
Fair value of retained interests	$ 2,623	$ 3,151
Weighted average life (years)	5.4	7.2
Constant prepayment rate	14.5%	11.9%
Impact of 10% adverse change	$ (30)	$ (27)
Impact of 20% adverse change	$ (58)	$ (53)
Discount rate	4.6%	4.7%
Impact of 10% adverse change	$ (50)	$ (75)
Impact of 20% adverse change	$ (97)	$ (147)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

•	Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear.

•	The impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss. Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

The firm has other retained interests not reflected in the table above with a fair value of $
134
 million and a weighted average life of
3.6
 years as of June
2019
, and a fair value of $133 million and a weighted average life of 4.2 years as of December
2018
. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June
2019
and December
2018
. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $
134
 million as of June
2019
and $133 million as of December
2018
.
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
VIE Consolidation Analysis
The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

47	Goldman Sachs June 2019 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	June 2019	December 2018
Total nonconsolidated VIEs
Assets in VIEs	$ 116,224	$ 118,186
Carrying value of variable interests — assets	$ 8,953	$ 9,543
Carrying value of variable interests — liabilities	$ 573	$ 478
Maximum exposure to loss:
Retained interests	$ 2,780	$ 3,280
Purchased interests	746	983
Commitments and guarantees	3,021	2,745
Derivatives	8,647	8,975
Loans and investments	4,989	4,728
Total maximum exposure to loss	$ 20,183	$ 20,711

In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

•	The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs.

•	The maximum exposure to loss excludes the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests.

•	The maximum exposure to loss from retained interests, purchased interests, and loans and investments is the carrying value of these interests.

•	The maximum exposure to loss from commitments and guarantees, and derivatives is the notional amount, which does not represent anticipated losses and has not been reduced by unrealized losses. As a result, the maximum exposure to loss exceeds liabilities recorded for commitments and guarantees, and derivatives.

Goldman Sachs June 2019 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below disaggregates, by principal business activity, the information for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	June 2019	December 2018
Mortgage-backed
Assets in VIEs	$ 65,250	$ 73,262
Carrying value of variable interests — assets	$ 3,318	$ 4,090
Maximum exposure to loss:
Retained interests	$ 2,646	$ 3,147
Purchased interests	670	941
Commitments and guarantees	50	35
Derivatives	69	77
Total maximum exposure to loss	$ 3,435	$ 4,200
Real estate, credit- and power-related and other investing
Assets in VIEs	$ 21,194	$ 18,851
Carrying value of variable interests — assets	$ 3,506	$ 3,601
Carrying value of variable interests — liabilities	$ 2	$ 20
Maximum exposure to loss:
Commitments and guarantees	$ 1,443	$ 1,543
Derivatives	–	113
Loans and investments	3,506	3,572
Total maximum exposure to loss	$ 4,949	$ 5,228
Corporate debt and other asset-backed
Assets in VIEs	$ 15,683	$ 15,842
Carrying value of variable interests — assets	$ 1,763	$ 1,563
Carrying value of variable interests — liabilities	$ 571	$ 458
Maximum exposure to loss:
Retained interests	$ 134	$ 133
Purchased interests	76	42
Commitments and guarantees	1,424	1,113
Derivatives	8,575	8,782
Loans and investments	1,117	867
Total maximum exposure to loss	$ 11,326	$ 10,937
Investments in funds
Assets in VIEs	$ 14,097	$ 10,231
Carrying value of variable interests — assets	$ 366	$ 289
Maximum exposure to loss:
Commitments and guarantees	$ 104	$ 54
Derivatives	3	3
Loans and investments	366	289
Total maximum exposure to loss	$ 473	$ 346

As of both June 2019 and December 2018, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned and loans receivable.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities.

•	Corporate debt and other asset-backed: Assets were primarily included in loans receivable and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs
The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	June 2019	December 2018
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 103	$ 84
Loans receivable	327	319
Customer and other receivables	1	2
Financial instruments owned	1,774	2,034
Other assets	1,043	1,261
Total	$3,248	$3,700
Liabilities
Other secured financings	$1,104	$1,204
Customer and other payables	38	–
Financial instruments sold, but not yet purchased	4	20
Unsecured short-term borrowings	45	45
Unsecured long-term borrowings	222	207
Other liabilities	979	1,100
Total	$2,392	$2,576

In the table above:

•	Assets and liabilities are presented net of intercompany eliminations and exclude the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

•	VIEs in which the firm holds a majority voting interest are excluded if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations.

•	Substantially all assets can only be used to settle obligations of the VIE.

49	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below disaggregates, by principal business activity, the information for consolidated VIEs included in the summary table above.

	As of

$ in millions	June 2019	December 2018
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 103	$ 84
Loans receivable	327	269
Customer and other receivables	1	–
Financial instruments owned	1,723	1,815
Other assets	1,040	1,258
Total	$3,194	$3,426
Liabilities
Other secured financings	$ 592	$ 596
Customer and other payables	38	–
Financial instruments sold, but not yet purchased	4	20
Other liabilities	979	1,100
Total	$1,613	$1,716
Mortgage-backed and other asset-backed
Assets
Loans receivable	$ –	$ 50
Customer and other receivables	–	2
Financial instruments owned	50	210
Other assets	3	3
Total	$ 53	$ 265
Liabilities
Other secured financings	$ 22	$ 140
Total	$ 22	$ 140
Principal-protected notes
Assets
Financial instruments owned	$ 1	$ 9
Total	$ 1	$ 9
Liabilities
Other secured financings	$ 490	$ 468
Unsecured short-term borrowings	45	45
Unsecured long-term borrowings	222	207
Total	$ 757	$ 720

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	June 2019	December 2018
Property, leasehold improvements and equipment	$20,294	$ 18,317
Held-to-maturity securities	5,825	1,288
Goodwill and identifiable intangible assets	4,114	4,082
Operating lease right-of-use assets	2,363	–
Income tax-related assets	1,858	1,529
Miscellaneous receivables and other	4,634	5,424
Total	$39,088	$ 30,640

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $9.65 billion as of June 2019 and $9.08 billion as of December 2018. Property, leasehold improvements and equipment included $5.80 billion as of June 2019 and $5.57 billion as of December 2018 that the firm uses in connection with its operations, and $678 million as of June 2019 and $896 million as of December 2018 of foreclosed real estate primarily related to PCI loans. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
The firm tests property, leasehold improvements and equipment for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value.
During each of the three and six months ended June 2019 and June 2018, such impairments were not material to the firm’s results of operations or financial condition.

Goldman Sachs June 2019 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost, net of other-than-temporary impairments.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2019
Less than 5 years	$3,541	$3,621	2.40%
Greater than 5 years	1,536	1,572	2.25%
Total U.S. government obligations	5,077	5,193	2.35%
Less than 5 years	6	6	4.44%
Greater than 5 years	742	762	1.71%
Total securities backed by real estate	748	768	1.73%
Total held-to-maturity securities	$5,825	$5,961	2.27%
As of December 2018
Less than 5 years	$ 498	$ 511	3.08%
Total U.S. government obligations	498	511	3.08%
Less than 5 years	5	6	4.61%
Greater than 5 years	785	800	1.78%
Total securities backed by real estate	790	806	1.80%
Total held-to-maturity securities	$ 1,288	$ 1,317	2.29%

In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•	As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and substantially all securities backed by real estate would have been classified in level 2 of the fair value hierarchy as of both June 2019 and December 2018.

•	The gross unrealized gains were $ 136 million as of June 2019 and gross unrealized gains/(losses) were not material as of December 2018.

•	Held-to-maturity securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during each of the three and six months ended June 2019 and June 2018.

Goodwill and Identifiable Intangible Assets
Goodwill.
The table below presents the carrying value of goodwill.

	As of

$ in millions	June 2019	December 2018
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,404	2,403
Securities services	105	105
Investing & Lending	91	91
Investment Management	622	609
Total	$3,772	$3,758

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
51	Goldman Sachs June 2019 Form 10-Q

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
There were no events or changes in circumstances during the six months ended June 2019 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of June 2019.
Identifiable Intangible Assets.
The table below presents identifiable intangible assets by segment and type.

	As of

$ in millions	June 2019	December 2018
By Segment
Institutional Client Services:
FICC Client Execution	$ 7	$ 10
Equities client execution	11	37
Investing & Lending	194	178
Investment Management	130	99
Total	$ 342	$ 324
By Type
Customer lists
Gross carrying value	$ 1,157	$ 1,117
Accumulated amortization	(1,009)	(970)
Net carrying value	148	147
Acquired leases and other
Gross carrying value	692	636
Accumulated amortization	(498)	(459)
Net carrying value	194	177
Total gross carrying value	1,849	1,753
Total accumulated amortization	(1,507)	(1,429)
Total net carrying value	$ 342	$ 324

The firm acquired $
102
 million of intangible assets during the six months ended June 2019, primarily related to acquired leases, with a weighted average amortization period of
10 years
. The firm acquired $137 million of intangible assets during 2018, primarily related to acquired leases, with a weighted average amortization period of
4 years
.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Amortization	$39	$40	$82	$85

$ in millions	As of June 2019
Estimated future amortization
Remainder of 2019	$ 57
2020	$ 68
2021	$ 52
2022	$ 41
2023	$ 35
2024	$ 24

The firm tests intangible assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no such impairments during each of the three and six months ended June 2019 and June 2018
.

Goldman Sachs June 2019 Form 10-Q	52

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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $749  million (substantially all of which related to the firm’s new European headquarters in London) of right-of-use assets and operating lease liabilities in non-cash transactions for leases entered into during the six months ended June 2019. See Note 17 for information about operating lease liabilities.
For leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits, the firm records an impairment of right-of-use
assets. There were no such impairments during the six months ended June 2019.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $ 634 million as of June 2019 and $653 million as of December 2018.

•	Assets classified as held for sale of $
827
 million as of June 2019 and $365 million as of December 2018 related to the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment. In addition, assets classified as held for sale also included assets of $1.01 billion as of December 2018, related to the firm’s new European headquarters in London. This property was sold in January 2019 pursuant to a sale and leaseback agreement and the firm recognized a right-of-use
asset upon the leaseback.

•	Equity-method investments of $ 242 million as of June 2019 and $357 million as of December 2018.

Note 14.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2019
Private bank deposits	$ 48,645	$ 1,867	$ 50,512
Consumer deposits	39,321	11,123	50,444
Brokered certificates of deposit	–	34,667	34,667
Deposit sweep programs	16,054	–	16,054
Institutional deposits	1	14,689	14,690
Total	$ 104,021	$ 62,346	$ 166,367
As of December 2018
Private bank deposits	$ 52,028	$ 2,311	$ 54,339
Consumer deposits	27,987	7,641	35,628
Brokered certificates of deposit	–	35,876	35,876
Deposit sweep programs	15,903	–	15,903
Institutional deposits	1	16,510	16,511
Total	$ 95,919	$ 62,338	$ 158,257

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•	Time deposits included $17.65 billion as of June 2019 and $
21.06
billion as of December 2018 of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.9 years as of June 2019 and 1.8 years as of December 2018.

•	Deposit sweep programs represent long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of June 2019, the firm had nine
such deposit sweep program agreements.

•	Deposits insured by the FDIC were $93.75 billion as of June 2019 and $86.27 billion as of December 2018.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $10.72 billion as of June 2019 and $6.05 billion as of December 2018.

53	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the location of deposits.

	As of

$ in millions	June 2019	December 2018
U.S. offices	$132,252	$ 126,444
Non-U.S. offices	34,115	31,813
Total	$166,367	$ 158,257

In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of June 2019

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2019	$ 8,920	$ 9,352	$18,272
2020	14,797	2,687	17,484
2021	6,099	41	6,140
2022	6,959	83	7,042
2023	5,671	58	5,729
2024	3,703	123	3,826
2025 - thereafter	2,971	882	3,853
Total	$49,120	$13,226	$62,346

As of June 2019, deposits in U.S. offices included $6.48 billion and
non-U.S.
offices included $13.23 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest
, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2019 and December 2018. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2019 and December 2018.
Note 15.
Short-Term Borrowings
The table below presents information about short-term borrowings.

	As of

$ in millions	June 2019	December 2018
Other secured financings (short-term)	$ 7,501	$ 9,555
Unsecured short-term borrowings	49,643	40,502
Total	$57,144	$50,057

See Note 10 for information about other secured financings.
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2019 and December 2018.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	June 2019	December 2018
Current portion of unsecured long-term borrowings	$32,260	$27,476
Hybrid financial instruments	14,884	10,908
Other unsecured short-term borrowings	2,499	2,118
Total unsecured short-term borrowings	$49,643	$40,502
Weighted average interest rate	2.81%	2.51%

In the table above:

•	Other unsecured short-term borrowings included $
500
million of preferred stock for which the firm issued notices of redemption in June 2019. See Note 19 for further information about the notices of redemption.

•	The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs June 2019 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 16.
Long-Term Borrowings
The table below presents information about long-term borrowings.

	As of

$ in millions	June 2019	December 2018
Other secured financings (long-term)	$ 10,578	$ 11,878
Unsecured long-term borrowings	221,145	224,149
Total	$231,723	$236,027

See Note 10 for information about other secured financings.
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2019
Fixed-rate obligations	$ 97,225	$37,170	$134,395
Floating-rate obligations	54,665	32,085	86,750
Total	$151,890	$69,255	$221,145
As of December 2018
Fixed-rate obligations	$ 99,935	$36,654	$136,589
Floating-rate obligations	54,321	33,239	87,560
Total	$154,256	$69,893	$224,149

In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•	U.S. dollar-denominated debt had interest rates ranging from 2.00% to 10.04% (with a weighted average rate of 4.18%) as of June 2019 and 2.00% to 10.04% (with a weighted average rate of 4.22%) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.26% to 13.00% (with a weighted average rate of 2.39%) as of June 2019 and 0.31% to 13.00% (with a weighted average rate of 2.43%) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of June 2019
2020	$ 13,682
2021	24,575
2022	24,218
2023	27,914
2024	17,744
2025 - thereafter	113,012
Total	$221,145

In the table above:

•	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included in unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

•	Unsecured long-term borrowings included $
7.89
 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $
54
 million in 2020, $
321
 million in 2021, $(
45
)
 million in 2022, $
110
 million in 2023, $
413
million in 2024, and $7.04 billion in 2025 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
55	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	June 2019	December 2018
Fixed-rate obligations:
At fair value	$ 738	$ 28
At amortized cost	56,842	74,552
Floating-rate obligations:
At fair value	47,796	46,556
At amortized cost	115,769	103,013
Total	$221,145	$224,149

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 3.01% (3.57% related to fixed-rate obligations and 2.73% related to floating-rate obligations) as of June 2019 and 3.21% (
3.79
% related to fixed-rate obligations and 2.79% related to floating-rate obligations) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
As of both June 2019 and December 2018, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2019 and December 2018.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of both June 2019 and December 2018. Subordinated debt that matures within one year is included in unsecured short-term borrowings.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2019
Subordinated debt	$14,047	$16,904	3.60%
Junior subordinated debt	1,140	1,545	3.06%
Total	$15,187	$18,449	3.56%
As of December 2018
Subordinated debt	$14,023	$15,703	4.09%
Junior subordinated debt	1,140	1,425	3.19%
Total	$15,163	$17,128	4.02%

In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2019 and December 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively.
During the six months ended June 2018, the firm purchased Trust Preferred securities with a par amount of $27.8 million and a carrying value of $35.4 million and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in a non-cash
exchange for a corresponding par amount and carrying value of the junior subordinated debt. Following the exchanges, these Trust Preferred securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

Goldman Sachs June 2019 Form 10 -Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm pays interest semi-annually on the junior subordinated debt at an annual rate of 6.345% and the debt matures on
February 15, 2034
. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates for the junior subordinated debt. The firm has the right, from time to time, to defer payment of interest on the junior subordinated debt, and therefore cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such deferral period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full.
The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due
February 15, 2034
, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts) or shares of Group Inc.’s Perpetual
Non-Cumulative
Preferred Stock, Series E (Series E Preferred Stock), Perpetual
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
Note 17.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	June 2019	December 2018
Compensation and benefits	$ 4,602	$ 6,834
Income tax-related liabilities	3,031	2,864
Operating lease liabilities	2,382	–
Noncontrolling interests	1,594	1,568
Employee interests in consolidated funds	95	122
Accrued expenses and other	6,275	6,219
Total	$17,979	$ 17,607

In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of both June 2019 and December 2018, the firm’s contract liabilities were not material.
Operating Lease Liabilities
The firm adopted ASU No.
 2016-02
in January 2019, which required the firm to recognize, for leases longer than one year, a right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 13 for information about operating lease right-of-use
assets.

57	Goldman Sachs June 2019 Form 10 -Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about operating lease liabilities.

$ in millions	As of June 2019
Remainder of 2019	$ 207
2020	350
2021	272
2022	244
2023	214
2024	201
2025 - thereafter	2,510
Total undiscounted lease payments	3,998
Imputed interest	(1,616)
Total operating lease liabilities	$ 2,382
Weighted average remaining lease term	18 years
Weighted average discount rate	5.15%

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of ASU No.
 2016-02
and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $
125
 million for the three months ended June 2019, $
242
 million for the six months ended June 2019, $
106
 million for the three months ended June 2018 and $
205
 million for the six months ended June 2018. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2019 and June 2018.
Operating lease liabilities include obligations for office space held in excess of current requirements. Operating lease costs relating to space held for growth is included in occupancy expenses. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the six months ended June 2019 and June 2018.
Lease payments relating to operating lease arrangements that were signed, but have not yet commenced as of June 2019, were not material.
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	June 2019	December 2018
Commercial lending:
Investment-grade	$ 76,828	$ 81,729
Non-investment-grade	60,247	51,793
Warehouse financing	5,202	4,060
Total lending commitments	142,277	137,582
Collateralized agreement commitments	61,316	54,480
Collateralized financing commitments	21,733	15,429
Letters of credit	424	445
Investment commitments	9,137	7,595
Other	4,833	4,892
Total commitments	$ 239,720	$ 220,423

The table below presents commitments by expiration.

	As of June 2019

$ in millions	Remainder of 2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Commercial lending:
Investment-grade	$ 5,486	$ 22,250	$ 34,869	$ 14,223
Non-investment-grade	3,197	13,567	23,735	19,748
Warehouse financing	191	2,605	1,792	614
Total lending commitments	8,874	38,422	60,396	34,585
Collateralized agreement commitments	60,487	829	–	–
Collateralized financing commitments	21,733	–	–	–
Letters of credit	287	93	4	40
Investment commitments	4,629	1,071	1,041	2,396
Other	4,716	117	–	–
Total commitments	$ 100,726	$ 40,532	$ 61,441	$ 37,021

Goldman Sachs June 2019 Form 10-Q	58

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
The table below presents information about lending commitments.

	As of

$ in millions	June 2019	December 2018
Held for investment	$ 120,402	$ 120,997
Held for sale	12,637	8,602
At fair value	9,238	7,983
Total	$ 142,277	$ 137,582

In the table above:

•	Held for investment lending commitments are accounted for on an accrual basis. See Note 9 for further information about such commitments.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

•	Substantially all lending commitments relate to the firm’s Investing & Lending segment.

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $96.91 billion as of June 2019 and $93.99 billion as of December 2018, related to relationship lending activities (principally used for operating and general corporate purposes) and $27.83 billion as of June 2019 and $27.92 billion as of December 2018, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $10.26 billion as of June 2019 and $15.52 billion as of December 2018. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $750 million, of which $550 million of protection had been provided as of both June 2019 and December 2018. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a market index.
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

59	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.24 billion as of June 2019 and $2.42 billion as of December 2018, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment. Investment commitments also included approximately $750 million as of June 2019, related to the firm’s commitment to acquire United Capital Financial Partners, Inc. This acquisition was completed in July 2019.
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
Based on the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for repurchase claims. However, the firm is not in a position to make a meaningful estimate of that exposure at this time. The firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors, such as the extent to which these claims are made within the statute of limitations, taking into consideration the agreements to toll the statute of limitations the firm entered into with trustees representing certain trusts.
Other Contingencies.
In connection with the sale of Metro International Trade Services (Metro), the firm agreed to provide indemnities to the buyer, which primarily relate to fundamental representations and warranties, and potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.
In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of June 2019, approximately $1.40 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of June 2019
Carrying Value of Net Liability	$ 4,611	$ –	$ 33
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2019	$ 52,447	$ 26,916	$ 589
2020 - 2021	101,743	–	2,530
2022 - 2023	29,626	–	1,348
2024 - thereafter	54,923	–	314
Total	$ 238,739	$ 26,916	$ 4,781
As of December 2018
Carrying Value of Net Liability	$ 4,105	$ –	$ 38
Maximum Payout/Notional Amount by Period of Expiration
2019	$101,169	$27,869	$1,379
2020 - 2021	77,955	–	2,252
2022 - 2023	17,813	–	2,021
2024 - thereafter	67,613	–	241
Total	$264,550	$27,869	$5,893
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•	The carrying value for derivatives included derivative assets of $1.65 billion as of June 2019 and $1.48 billion as of December 2018, and derivative liabilities of $6.26 billion as of June 2019 and $5.59 billion as of December 2018.

Goldman Sachs June 2019 Form 10-Q	60

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
Securities Lending Indemnifications.
The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $27.70 billion as of June 2019 and $28.75 billion as of December 2018. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.
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

61	Goldman Sachs June 2019 Form 10-Q

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both June 2019 and December 2018.
Other Representations, Warranties and Indemnifications.
The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions, such as securities issuances, borrowings or derivatives.
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both June 2019 and December 2018.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both June 2019 and December 2018, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	June 2019

in millions, except per share amounts	Three Months Ended	Six Months Ended
Common share repurchases	6.2	12.6
Average cost per share	$200.73	$198.89
Total cost of common share repurchases	$ 1,250	$ 2,500
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements.  Under these plans, during the six months ended June 2019, 7,442 shares were remitted with a total value of $2 million and the firm cancelled 3.7 million share-based awards with a total value of $
731
 million.

Goldman Sachs June 2019 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June

	2019	2018	2019	2018
Dividends declared per common share	$0.85	$0.80	$1.65	$1.55
On July 15, 2019, the Board of Directors of Group Inc. increased the quarterly dividend to $1.25 per common share from $
0.85
per common share. The dividend will be paid on
September 27, 2019
to common shareholders of record on
August 30, 2019
.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2019.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
L	52,000	38,000	38,000	25
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
Total	510,750	420,282	420,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
L	Currently redeemable	$ 25,000	950
M	May 10, 2020	$ 25,000	2,000
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
Total			$11,203
In the tables above:

•	All shares have a par value of $ 0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive confirmation that the FRB does not object to such action.

•	In June 2019, Group Inc. issued 20,000 shares of Series Q 5.50 % Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Q Preferred Stock).
•	The redemption price per share for Series A through F and Series Q Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•	The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.
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
In June 2019, the firm issued a notice that it will redeem the remaining
6,000
 outstanding shares of Series B Preferred Stock with a redemption value of $
150
 million ($
25,000
 per share) on August 12, 2019. In addition, in June 2019, the firm also issued a notice that it will redeem
14,000
of its outstanding shares of Series L
5.70
% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series L Preferred Stock) with a redemption value of $
350
 million ($
25,000
 per share). Upon the issuances of the firm’s notices of redemption, these shares of Series B Preferred Stock and Series L Preferred Stock were reclassified to unsecured short-term borrowings in a non-cash transaction. The difference between their redemption value and net carrying value at the time of the issuance of the firm’s notices of redemption was $
7
 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2019. The shares of Series L Preferred Stock were redeemed in July 2019.

63	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the dividend rates of perpetual preferred stock as of June 2019.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The tables below present preferred stock dividends declared.

	Three Months Ended June
	2019		2018

Series	per share	$ in millions	per share	$ in millions
A	$ 229.17	$ 7	$ 226.56	$ 7
B	$ 387.50	3	$ 387.50	3
C	$ 244.44	2	$ 241.67	2
D	$ 244.44	14	$ 241.67	13
E	$ 1,044.44	8	$1,022.22	8
F	$1,044.44	1	$1,022.22	1
J	$ 343.75	14	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
L	$ 712.50	37	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$ 393.75	10	$ 393.75	11
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 656.25	39
Total		$216		$217

	Six Months Ended June
	2019		2018

Series	per share	$ in millions	per share	$ in millions
A	$ 463.55	$ 14	$ 471.35	$ 14
B	$ 775.00	5	$ 775.00	15
C	$ 494.44	4	$ 502.78	4
D	$ 494.44	27	$ 502.78	27
E	$2,022.22	15	$2,022.22	16
F	$2,022.22	3	$2,022.22	3
J	$ 687.50	28	$ 687.50	28
K	$ 796.88	22	$ 796.88	22
L	$ 712.50	37	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$ 787.50	21	$ 787.50	21
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 656.25	39
Total		$285		$297
On
July 9, 2019
, Group Inc. declared dividends of $
244.79
 per share of Series A Preferred Stock, $
387.50
 per share of Series B Preferred Stock, $
261.11
 per share of Series C Preferred Stock, $
261.11
 per share of Series D Preferred Stock, $
343.75
 per share of Series J Preferred Stock, $
398.44
 per share of Series K Preferred Stock, $
419.68
 per share of Series L Preferred Stock and $
393.75
 per share of Series N Preferred Stock to be paid on
August 12, 2019
to preferred shareholders of record on
July 28, 2019
. In addition, the firm declared dividends of $
1,022.22
 per each share of Series E Preferred Stock and Series F Preferred Stock to be paid on
September 3, 2019
to preferred shareholders of record on
August 19, 2019
.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2019
Currency translation	$ (617)	$ 7	$ (610)
Debt valuation adjustment	90	(311)	(221)
Pension and postretirement liabilities	(88)	(2)	(90)
Available-for-sale securities	2	104	106
Total	$ (613)	$ (202)	$ (815)
Three Months Ended June 2018
Currency translation	$ (623)	$ (2)	$ (625)
Debt valuation adjustment	(776)	878	102
Pension and postretirement liabilities	(204)	(1)	(205)
Available-for-sale securities	(167)	(63)	(230)
Total	$ (1,770)	$ 812	$ (958)
Six Months Ended June 2019
Currency translation	$ (621)	$ 11	$ (610)
Debt valuation adjustment	1,507	(1,728)	(221)
Pension and postretirement liabilities	(81)	(9)	(90)
Available-for-sale securities	(112)	218	106
Total	$ 693	$ (1,508)	$ (815)
Six Months Ended June 2018
Currency translation	$ (625)	$ –	$(625)
Debt valuation adjustment	(1,046)	1,148	102
Pension and postretirement liabilities	(200)	(5)	(205)
Available-for-sale securities	(9)	(221)	(230)
Total	$(1,880)	$ 922	$(958)

Goldman Sachs June 2019 Form 10-Q	64

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

	As of

	June 2019	December 2018
Risk-based capital requirements
CET1 capital ratio	9.5%	8.3%
Tier 1 capital ratio	11.0%	9.8%
Total capital ratio	13.0%	11.8%
Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above:

•	As of June 2019, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the capital conservation buffer of 2.5%, the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

•	As of December 2018, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the 75%
phase-in
of the capital conservation buffer of 2.5%, the 75%
phase-in
of the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

•	The capital conservation buffer, countercyclical capital buffer and G-SIB surcharge phased in ratably from January 1, 2016 through January 1, 2019.

•	The
G-SIB
surcharge is updated annually based on financial data from the prior year and is generally applicable for the following year. The
G-SIB
surcharge must be calculated using two methodologies, the higher of which is reflected in the firm’s risk-based capital requirements. The first calculation (Method 1) is based on the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each
G-SIB.
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

•	The Tier 1 leverage ratio requirement is a minimum of 4%. The SLR requirement of 5% as of both June 2019 and December 2018 includes a minimum of 3% and a 2% buffer applicable to G-SIBs.

65	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Basel III Advanced
As of June 2019
CET1 capital	$ 75,586	$ 75,586
Tier 1 capital	$ 86,313	$ 86,313
Tier 2 capital	$ 15,001	$ 13,674
Total capital	$101,314	$ 99,987
RWAs	$547,710	$558,523
CET1 capital ratio	13.8%	13.5%
Tier 1 capital ratio	15.8%	15.5%
Total capital ratio	18.5%	17.9%
As of December 2018
CET1 capital	$ 73,116	$ 73,116
Tier 1 capital	$ 83,702	$ 83,702
Tier 2 capital	$ 14,926	$ 13,743
Total capital	$ 98,628	$ 97,445
RWAs	$547,910	$558,111
CET1 capital ratio	13.3%	13.1%
Tier 1 capital ratio	15.3%	15.0%
Total capital ratio	18.0%	17.5%

In the table above, each of the risk-based capital ratios calculated in accordance with the Basel III Advanced Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Basel III Advanced ratios were the ratios that applied to the firm as of both June 2019 and December 2018.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2019	December 2018
Tier 1 capital	$ 86,313	$ 83,702
Average total assets	953,981	945,961
Deductions from Tier 1 capital	(4,654)	(4,754)
Average adjusted total assets	949,327	941,207
Average off-balance-sheet exposures	397,790	401,699
Total leverage exposure	$ 1,347,117	$1,342,906
Tier 1 leverage ratio	9.1%	8.9%
SLR	6.4%	6.2%

In the table above:

•	Average total assets represents the daily average assets for the quarter.

•	Average off- balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

Risk-based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	June 2019	December 2018
Common shareholders’ equity	$ 79,689	$78,982
Deduction for goodwill	(3,108)	(3,097)
Deduction for identifiable intangible assets	(329)	(297)
Other adjustments	(666)	(2,472)
CET1 capital	75,586	73,116
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(474)	(615)
Other adjustments	(2)	(2)
Tier 1 capital	$ 86,313	$ 83,702
Standardized Tier 2 and Total capital
Tier 1 capital	$ 86,313	$83,702
Qualifying subordinated debt	13,163	13,147
Junior subordinated debt	332	442
Allowance for credit losses	1,516	1,353
Other adjustments	(10)	(16)
Standardized Tier 2 capital	15,001	14,926
Standardized Total capital	$ 101,314	$98,628
Basel III Advanced Tier 2 and Total capital
Tier 1 capital	$ 86,313	$83,702
Standardized Tier 2 capital	15,001	14,926
Allowance for credit losses	(1,516)	(1,353)
Other adjustments	189	170
Basel III Advanced Tier 2 capital	13,674	13,743
Basel III Advanced Total capital	$ 99,987	$97,445

In the table above:

•	Deduction for goodwill was net of deferred tax liabilities of $664 million as of June 2019 and $ 661 million as of December 2018.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $13 million as of June 2019 and $27 million as of December 2018.

•	Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 6 for further information about the Volcker Rule.

•	Other adjustments within CET1 capital and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, pension and postretirement liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation
net of associated deferred tax liabilities, disallowed deferred tax assets
, debt valuation adjustments and other required credit risk-based deductions. Other adjustments within Basel III Advanced Tier 2 capital include eligible credit reserves.

•	Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years
or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 16 for further information about the firm’s subordinated debt.

Goldman Sachs June 2019 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	Junior subordinated debt represents debt issued to Trust. As of June 2019,
30
% of this debt was included in Tier 2 capital and
70
% was phased out of regulatory capital. As of December 2018,
40
% of this debt was included in Tier 2 capital and
60
% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of
10
% per year. See Note 16 for further information about the firm’s junior subordinated debt and Trust Preferred securities purchased by the firm.

The tables below present changes in CET1 capital, Tier 1 capital and Tier 2 capital.

	Six Months Ended June 2019

$ in millions	Standardized	Basel III Advanced
CET1 capital
Beginning balance	$ 73,116	$ 73,116
Change in:
Common shareholders’ equity	707	707
Deduction for goodwill	(11)	(11)
Deduction for identifiable intangible assets	(32)	(32)
Other adjustments	1,806	1,806
Ending balance	$ 75,586	$ 75,586
Tier 1 capital
Beginning balance	$ 83,702	$ 83,702
Change in:
CET1 capital	2,470	2,470
Deduction for investments in covered funds	141	141
Ending balance	86,313	86,313
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	16	16
Junior subordinated debt	(110)	(110)
Allowance for credit losses	163	–
Other adjustments	6	25
Ending balance	15,001	13,674
Total capital	$ 101,314	$ 99,987

	Year Ended December 2018

$ in millions	Standardized	Basel III Advanced
CET1 capital
Beginning balance	$67,110	$67,110
Change in:
Common shareholders’ equity	8,592	8,592
Transitional provisions	(117)	(117)
Deduction for goodwill	(86)	(86)
Deduction for identifiable intangible assets	26	26
Other adjustments	(2,409)	(2,409)
Ending balance	$73,116	$73,116
Tier 1 capital
Beginning balance	$78,331	$78,331
Change in:
CET1 capital	6,006	6,006
Transitional provisions	13	13
Deduction for investments in covered funds	(25)	(25)
Preferred stock	(650)	(650)
Other adjustments	27	27
Ending balance	83,702	83,702
Tier 2 capital
Beginning balance	14,977	13,899
Change in:
Qualifying subordinated debt	(213)	(213)
Junior subordinated debt	(125)	(125)
Allowance for credit losses	275	–
Other adjustments	12	182
Ending balance	14,926	13,743
Total capital	$98,628	$97,445

Risk-Weighted Assets.
RWAs are calculated in accordance with both the Standardized Capital Rules and the Basel III Advanced Rules.
Credit Risk
Credit RWAs are calculated based on measures of exposure, which are then risk weighted under the Standardized Capital Rules and Basel III Advanced Rules:

•	The Standardized Capital Rules apply prescribed risk-weights, which depend largely on the type of counterparty. The exposure measure for derivatives and securities financing transactions are based on specific formulas which take certain factors into consideration.

•	Under the Basel III Advanced Rules, the firm computes risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. The exposure measures for derivatives and securities financing transactions are computed utilizing internal models.

•	For both Standardized and Basel III Advanced credit RWAs, the risk-weights for securitizations and equities are based on specific required formulaic approaches.

67	Goldman Sachs June 2019 Form 10-Q

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
For both risk management purposes and regulatory capital calculations the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels
(
10
-day
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
The firm’s positional losses observed on a single day did not exceed its 99%
one-day
regulatory VaR during the six months ended June 2019 and exceeded its 99%
one-day
regulatory VaR on two occasions during the year ended December 2018. There was no change in the VaR multiplier used to calculate Market RWAs;

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
The tables below present information about RWAs.

	Standardized Capital Rules as of

$ in millions	June 2019	December 2018
Credit RWAs
Derivatives	$ 121,475	$122,511
Commitments, guarantees and loans	169,431	160,305
Securities financing transactions	63,146	66,363
Equity investments	56,083	53,563
Other	75,575	70,596
Total Credit RWAs	485,710	473,338
Market RWAs
Regulatory VaR	8,347	7,782
Stressed VaR	25,780	27,952
Incremental risk	6,789	10,469
Comprehensive risk	1,718	2,770
Specific risk	19,366	25,599
Total Market RWAs	62,000	74,572
Total RWAs	$ 547,710	$547,910

	Basel III Advanced Rules as of

$ in millions	June 2019	December 2018
Credit RWAs
Derivatives	$ 81,600	$ 82,301
Commitments, guarantees and loans	157,152	143,356
Securities financing transactions	12,096	18,259
Equity investments	58,076	55,154
Other	80,426	69,681
Total Credit RWAs	389,350	368,751
Market RWAs
Regulatory VaR	8,347	7,782
Stressed VaR	25,780	27,952
Incremental risk	6,789	10,469
Comprehensive risk	1,716	2,770
Specific risk	19,366	25,599
Total Market RWAs	61,998	74,572
Total Operational RWAs	107,175	114,788
Total RWAs	$ 558,523	$558,111
In the tables above:

•	Securities financing transactions represent resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

Goldman Sachs June 2019 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The tables below present changes in RWAs.

	Six Months Ended June 2019

$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$ 547,910	$ 558,111
Credit RWAs
Change in:
Derivatives	(1,036)	(701)
Commitments, guarantees and loans	9,126	13,796
Securities financing transactions	(3,217)	(6,163)
Equity investments	2,520	2,922
Other	4,979	10,745
Change in Credit RWAs	12,372	20,599
Market RWAs
Change in:
Regulatory VaR	565	565
Stressed VaR	(2,172)	(2,172)
Incremental risk	(3,680)	(3,680)
Comprehensive risk	(1,052)	(1,054)
Specific risk	(6,233)	(6,233)
Change in Market RWAs	(12,572)	(12,574)
Change in Operational RWAs	–	(7,613)
Ending balance	$ 547,710	$ 558,523

	Year Ended December 2018

$ in millions	Standardized	Basel III Advanced
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	(3,565)	(20,685)
Commitments, guarantees and loans	15,201	(20,019)
Securities financing transactions	(11,599)	(1,103)
Equity investments	(2,241)	(4,580)
Other	(454)	(6,411)
Change in Credit RWAs	5,108	(44,566)
Market RWAs
Change in:
Regulatory VaR	250	250
Stressed VaR	(4,801)	(4,801)
Incremental risk	2,028	2,028
Comprehensive risk	373	900
Specific risk	(10,659)	(10,659)
Change in Market RWAs	(12,809)	(12,282)
Change in Operational RWAs	–	(2,687)
Ending balance	$547,910	$558,111
RWAs Rollforward Commentary
Six Months Ended June 2019.
Standardized Credit RWAs as of June 2019 increased by $12.37 billion compared with December 2018, primarily reflecting increases in commitments, guarantees and loans, principally due to an increase in lending activity, and an increase in other credit RWAs, principally due to the recognition of operating lease right-of-use assets upon adoption of ASU No. 2016-02, and an increase in corporate debt exposures. These increases were partially offset by a decrease in securities financing transactions, principally due to reduced exposures. Standardized Market RWAs as of June 2019 decreased by $12.57 billion compared with December 2018, primarily reflecting decreases in specific risk, principally due to reduced exposures and decreases in incremental risk, as a result of reduced exposures and changes in risk measurements.

Basel III Advanced Credit RWAs as of June 2019 increased by $20.60 billion compared with December 2018, primarily reflecting increases in commitments, guarantees and loans, principally due to an increase in lending activity, and an increase in other RWAs, principally due to an increase in corporate debt exposures, and the recognition of operating lease right-of-use assets upon adoption of ASU No. 2016-02. These increases were partially offset by a decrease in securities financing transactions, principally due to reduced exposures. Basel III Advanced Market RWAs as of June 2019 decreased by $12.57 billion compared with December 2018, primarily reflecting decreases in specific risk, principally due to reduced exposures and decreases in incremental risk, as a result of reduced exposures and changes in risk measurements. Basel III Advanced Operational RWAs as of June 2019 decreased by $7.61 billion compared with December 2018, reflecting the removal of certain events incorporated within the firm’s risk-based model based on the passage of time.
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

69	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Bank Subsidiaries
Regulatory Capital Ratios.
GS Bank USA, the firm’s primary U.S. bank subsidiary, is an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services and the Bureau of Consumer Financial Protection, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those applicable to BHCs. For purposes of assessing the adequacy of its capital, GS Bank USA calculates its risk-based capital and leverage ratios in accordance with the regulatory capital requirements applicable to state member banks. Those requirements are based on the Capital Framework described above. GS Bank USA is an Advanced approach banking organization under the Capital Framework.
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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of

	June 2019	December 2018	“Well-capitalized” Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	6.4%	6.5%
Tier 1 capital ratio	8.5%	7.9%	8.0%
Total capital ratio	10.5%	9.9%	10.0%
Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%
SLR	3.0%	3.0%	6.0%
In the table above:

•	As of June 2019, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent.

•	As of December 2018, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the 75%
phase-in
of the capital conservation buffer of 2.5% and the countercyclical capital buffer of zero percent.

•	The “well-capitalized” requirements were the binding requirements for risk-based capital ratios as of December 2018 and were the binding requirements for leverage ratios as of both June 2019 and December 2018.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Basel III Advanced
As of June 2019
CET1 capital	$ 28,351	$ 28,351
Tier 1 capital	$ 28,351	$ 28,351
Tier 2 capital	$ 5,189	$ 4,505
Total capital	$ 33,540	$ 32,856
RWAs	$251,862	$151,928
CET1 capital ratio	11.3%	18.7%
Tier 1 capital ratio	11.3%	18.7%
Total capital ratio	13.3%	21.6%
As of December 2018
CET1 capital	$ 27,467	$ 27,467
Tier 1 capital	$ 27,467	$ 27,467
Tier 2 capital	$ 5,069	$ 4,446
Total capital	$ 32,536	$ 31,913
RWAs	$248,356	$149,019
CET1 capital ratio	11.1%	18.4%
Tier 1 capital ratio	11.1%	18.4%
Total capital ratio	13.1%	21.4%
In the table above:

•	Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Basel III Advanced Rules and therefore the Standardized Capital ratios were the ratios that applied to GS Bank USA as of both June 2019 and December 2018.

•
The Standardized and Basel III Advanced risk-based capital ratios increased from December 2018 to June 2019, reflecting an increase in CET1 capital, principally due to net earnings, partially offset by an increase in credit RWAs.

Goldman Sachs June 2019 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2019	December 2018
Tier 1 capital	$ 28,351	$ 27,467
Average adjusted total assets	$196,862	$188,606
Total leverage exposure	$387,866	$368,062
Tier 1 leverage ratio	14.4%	14.6%
SLR	7.3%	7.5%
In the table above:

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to regulatory capital requirements. As of both June 2019 and December 2018, GSIB was in compliance with its regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $28.33 billion as of June 2019 and $29.20 billion as of December 2018, which exceeded required reserve amounts by $28.10 billion as of June 2019 and $29.03 billion as of December 2018.
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
Group Inc.’s equity investment in subsidiaries was $93.33 billion as of June 2019 and $90.22 billion as of December 2018, of which Group Inc. was required to maintain $57.44 billion as of June 2019 and $52.92 billion as of December 2018, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

71	Goldman Sachs June 2019 Form 10-Q

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2019	2018	2019	2018
Net earnings applicable to common shareholders	$ 2,198	$ 2,348	$ 4,380	$ 5,085
Weighted average basic shares	374.5	387.8	377.1	388.4
Effect of dilutive securities:
RSUs	3.5	3.8	3.1	3.6
Stock options	–	1.0	–	1.2
Dilutive securities	3.5	4.8	3.1	4.8
Weighted average diluted shares	378.0	392.6	380.2	393.2
Basic EPS	$ 5.86	$ 6.04	$ 11.59	$ 13.07
Diluted EPS	$ 5.81	$ 5.98	$ 11.52	$ 12.93
In the table above:

•	Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating basic EPS. The impact of applying this methodology was a reduction in basic EPS of $
0.01
for both the three months ended June 2019 and June 2018, and $
0.02
for both the six months ended June 2019 and June 2018.

•	Diluted EPS does not include antidilutive RSUs of less than 0.1 million for both the three and six months ended June 2019 and June 2018.
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
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Fees earned from funds	$736	$1,021	$1,442	$1,902

	As of

$ in millions	June 2019	December 2018
Fees receivable from funds	$ 735	$ 610
Aggregate carrying value of interests in funds	$5,164	$4,994
The
firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $
11
 million for both the three months ended June
2019
and June
2018
, $
21
 million for the six months ended June
2019
and $
29
 million for the six months ended June
2018
.
The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds, but may choose to do so with respect to funds that are not subject to the Volcker Rule; however, in the event that such support is provided, the amount is not expected to be material.
The firm had outstanding guarantees, as permitted under the Volcker Rule, on behalf of its funds of $89 million as of June 2019 and $154 million as of December 2018. Substantially all of these amounts relate to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both June 2019 and December 2018, except as noted above, the firm has not provided any additional financial support to its affiliated funds.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs June 2019 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Interest income
Deposits with banks	$ 317	$ 334	$ 694	$ 644
Collateralized agreements	1,301	938	2,605	1,563
Financial instruments owned	1,935	1,782	3,822	3,448
Loans receivable	1,256	1,000	2,456	1,892
Other interest	951	866	1,780	1,603
Total interest income	5,760	4,920	11,357	9,150
Interest expense
Deposits	887	630	1,744	1,131
Collateralized financings	751	485	1,420	869
Financial instruments sold, but not yet purchased	315	394	681	783
Secured and unsecured borrowings:
Short-term	168	184	310	390
Long-term	1,414	1,353	2,798	2,658
Other interest	1,154	872	2,115	1,399
Total interest expense	4,689	3,918	9,068	7,230
Net interest income	$ 1,071	$ 1,002	$ 2,289	$ 1,920
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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
Regulatory Tax Examinations
The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

73	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2019
U.S. Federal	2011
New York State and City	2011
United Kingdom	2014
Japan	2014
Hong Kong	2013

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
The table below presents net revenues, provision for credit losses, operating expenses and pre-tax
earnings by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Investment Banking
Financial Advisory	$ 776	$ 804	$ 1,663	$ 1,390
Equity underwriting	482	489	753	899
Debt underwriting	605	752	1,257	1,549
Total Underwriting	1,087	1,241	2,010	2,448
Total net revenues	1,863	2,045	3,673	3,838
Operating expenses	1,049	1,210	2,051	2,220
Pre-tax earnings	$ 814	$ 835	$ 1,622	$ 1,618
Institutional Client Services
FICC Client Execution	$ 1,469	$1,679	$ 3,308	$ 3,753
Equities client execution	772	691	1,454	1,753
Commissions and fees	777	763	1,491	1,580
Securities services	458	437	828	869
Total Equities	2,007	1,891	3,773	4,202
Total net revenues	3,476	3,570	7,081	7,955
Operating expenses	2,584	2,552	5,236	5,704
Pre-tax earnings	$ 892	$1,018	$ 1,845	$ 2,251
Investing & Lending
Equity securities	$ 1,541	$1,281	$ 2,388	$ 2,350
Debt securities and loans	989	897	1,979	1,959
Total net revenues	2,530	2,178	4,367	4,309
Provision for credit losses	214	234	438	278
Operating expenses	1,190	953	2,076	1,983
Pre-tax earnings	$ 1,126	$ 991	$ 1,853	$ 2,048
Investment Management
Management and other fees	$ 1,395	$1,345	$ 2,727	$ 2,691
Incentive fees	44	316	102	529
Transaction revenues	153	182	318	394
Total net revenues	1,592	1,843	3,147	3,614
Operating expenses	1,297	1,411	2,621	2,836
Pre-tax earnings	$ 295	$ 432	$ 526	$ 778
Total net revenues	$ 9,461	$9,636	$ 18,268	$19,716
Provision for credit losses	214	234	438	278
Total operating expenses	6,120	6,126	11,984	12,743
Total pre-tax earnings	$ 3,127	$3,276	$ 5,846	$ 6,695

Goldman Sachs June 2019 Form 10 -Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•	Net revenues in the firm’s segments include allocations of interest income and expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•	Provision for credit losses, previously reported in Investing & Lending segment net revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.
The table below presents assets by segment.

	As of

$ in millions	June 2019	December 2018
Investment Banking	$ 2,546	$ 1,748
Institutional Client Services	659,302	656,920
Investing & Lending	272,640	259,104
Investment Management	10,415	14,024
Total assets	$ 944,903	$ 931,796

The table below presents net interest income by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Investment Banking	$ –	$ –	$ –	$ –
Institutional Client Services	276	261	628	625
Investing & Lending	713	658	1,486	1,125
Investment Management	82	83	175	170
Total net interest income	$ 1,071	$1,002	$ 2,289	$1,920

The table below presents depreciation and amortization expense by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Investment Banking	$ 31	$ 32	$ 60	$ 57
Institutional Client Services	161	139	309	277
Investing & Lending	145	113	277	195
Investment Management	62	51	121	105
Total depreciation and amortization	$ 399	$ 335	$ 767	$ 634

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
The tables below present total net revenues and
pre-tax
earnings by geographic region allocated based on the methodology referred to above.

	Three Months Ended June

$ in millions	2019		2018
Net revenues
Americas	$ 5,652	60%	$ 5,869	61%
Europe, Middle East and Africa	2,689	28%	2,634	27%
Asia	1,120	12%	1,133	12%
Total net revenues	$ 9,461	100%	$ 9,636	100%
Pre-tax earnings
Americas	$ 1,792	57%	$ 2,056	63%
Europe, Middle East and Africa	996	32%	986	30%
Asia	339	11%	234	7%
Total pre-tax earnings	$ 3,127	100%	$ 3,276	100%

	Six Months Ended June

$ in millions	2019		2018
Net revenues
Americas	$10,897	60%	$11,810	60%
Europe, Middle East and Africa	5,148	28%	5,224	26%
Asia	2,223	12%	2,682	14%
Total net revenues	$18,268	100%	$19,716	100%
Pre-tax earnings
Americas	$ 3,280	56%	$ 4,020	60%
Europe, Middle East and Africa	1,907	33%	1,908	29%
Asia	659	11%	767	11%
Total pre-tax earnings	$ 5,846	100%	$ 6,695	100%

In the tables above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

75	Goldman Sachs June 2019 Form 10 -Q

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
The table below presents the credit concentrations in cash instruments included in financial instruments owned.

	As of

$ in millions	June 2019	December 2018
U.S. government and agency obligations	$ 106,514	$110,616
Percentage of total assets	11.3%	11.9%
Non-U.S. government and agency obligations	$ 53,371	$ 43,607
Percentage of total assets	5.6%	4.7%

In addition, the firm had
$
51.97 billion as of June 2019 and $90.47 billion as of December 2018 of cash deposits held at central banks (included in cash and cash equivalents), of which $28.33 billion as of June 2019 and $29.20 billion as of December 2018 was held at the Federal Reserve Bank of New York. The firm also had U.S. government obligations of $5.08 billion as of June 2019 and $498 million as of December 2018 that were classified as held-to-maturity
and included in other assets.
As of both June 2019 and December 2018, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of

$ in millions	June 2019	December 2018
U.S. government and agency obligations	$ 84,715	$78,828
Non-U.S. government and agency obligations	$ 72,144	$76,745

In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, France, the U.K. and Germany.

•	Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

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

Goldman Sachs June 2019 Form 10 -Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2019 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately
$2.6 billion in excess of the aggregate reserves for such matters.
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
1Malaysia Development Berhad (1MDB)-Related Matters
The firm has received subpoenas and requests for documents and information from various governmental and regulatory bodies and self-regulatory organizations as part of investigations and reviews relating to financing transactions and other matters involving 1MDB, a sovereign wealth fund in Malaysia. Subsidiaries of the firm acted as arrangers or purchasers of approximately $
6.5
 billion of debt securities of 1MDB.
On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm, and Low Taek Jho. Leissner pleaded guilty to a two-count criminal information charging him with conspiring to launder money and conspiring to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Low and Ng were charged in a three-count indictment with conspiring to launder money and conspiring to violate the FCPA’s anti-bribery provisions. On August 28, 2018, Leissner’s guilty plea was accepted by the U.S. District Court for the Eastern District of New York and Leissner was adjudicated guilty on both counts. Ng was also charged in this indictment with conspiring to violate the FCPA’s internal accounting controls provisions. The charging documents state, among other things, that Leissner and Ng participated in a conspiracy to misappropriate proceeds of the 1MDB offerings for themselves and to pay bribes to various government officials to obtain and retain 1MDB business for the firm. The plea and charging documents indicate that Leissner and Ng knowingly and willfully circumvented the firm’s system of internal accounting controls, in part by repeatedly lying to control personnel and internal committees that reviewed these offerings. The indictment of Ng and Low alleges that the firm’s system of internal accounting controls could be easily circumvented and that the firm’s business culture, particularly in Southeast Asia, at times prioritized consummation of deals ahead of the proper operation of its compliance functions. On May 6, 2019, Ng pleaded not guilty to the DOJ’s criminal charges. In addition, an unnamed participating managing director of the firm is alleged to have been aware of the bribery scheme and to have agreed not to disclose this information to the firm’s compliance and control personnel. That employee, who was identified as a co-conspirator, has been put on administrative leave.

77	Goldman Sachs June 2019 Form 10 -Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

On December 17, 2018, the Attorney General of Malaysia filed criminal charges in Malaysia against Goldman Sachs International (GSI), as the arranger of three offerings of debt securities of 1MDB, aggregating approximately $6.5 billion in principal amount, for alleged disclosure deficiencies in the offering documents relating to, among other things, the use of proceeds for the debt securities, as well as against Goldman Sachs (Asia) LLC (GS Asia) and Goldman Sachs (Singapore) PTE (GS Singapore). Criminal charges have also been filed against Leissner, Low, Ng and Jasmine Loo Ai Swan. In a related press release, the Attorney General of Malaysia indicated that prosecutors in Malaysia will seek criminal fines against the accused in excess of $2.7 billion plus the $600 million of fees received in connection with the debt offerings.
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
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The amended complaint filed on July 12, 2019, which seeks unspecified damages, disgorgement and injunctive relief, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies.
Beginning in March 2019, the firm has also received demands from alleged shareholders to investigate and pursue claims against certain current and former directors and executive officers based on their oversight and public disclosures regarding 1MDB and related internal controls.
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
The firm is cooperating with the DOJ and all other governmental and regulatory investigations relating to 1MDB and is engaged in discussions with various governmental and regulatory authorities. Proceedings by the DOJ or other governmental or regulatory authorities could result in the imposition of significant fines, penalties and other sanctions against the firm, including restrictions on the firm’s activities.
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

Goldman Sachs June 2019 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Beginning on February 15, 2019, a summons with notice and a complaint were filed against Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. by U.S. Bank National Association, as trustee for two residential mortgage-backed securitization trusts that issued $1.7 billion of securities, and the cases are pending in the U.S. District Court for the Southern District of New York. The summons with notice and complaint generally allege that mortgage loans in the trusts failed to conform to applicable representations and warranties and seek specific performance or, alternatively, compensatory damages and other relief.
The firm has received subpoenas or requests for information from, and is engaged in discussions with, certain regulators and law enforcement agencies with which it has not entered into settlement agreements as part of inquiries or investigations relating to mortgage-related matters.
Director Compensation-Related Litigation
On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The new complaint alleges that excessive compensation has been paid to the non-employee director defendants since 2015, and that certain disclosures in connection with soliciting shareholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. On October 23, 2018, the court declined to approve the parties’ proposed settlement. On May 31, 2019, the court dismissed the disclosure-related claims, but permitted the non-employee director compensation claim to proceed.
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleged a conspiracy to manipulate the foreign currency exchange markets and asserted claims under federal and state antitrust laws and state consumer protection laws. On March 15, 2018, the court granted defendants’ motion to dismiss in its entirety, and on October 25, 2018, plaintiffs’ motion for leave to replead was denied as to the claim under federal antitrust law and granted as to the claims under state antitrust and consumer protection laws. On November 28, 2018, the plaintiffs filed a second consolidated amended complaint asserting claims under various state antitrust laws and state consumer protection laws and seeking treble damages in an unspecified amount.
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018 by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The second amended complaint, filed on June 11, 2019, generally alleges that the defendants violated federal antitrust and state common laws in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. Defendants moved to dismiss on July 25, 2019.
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

79	Goldman Sachs June 2019 Form 10-Q

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
Adeptus Health Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain former directors and officers of Adeptus Health Inc. (Adeptus), as well as Adeptus’ sponsor. As to the underwriters, the consolidated complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $185 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. On September 12, 2018, the defendants’ motions to dismiss were granted as to the June 2014 and May 2015 offerings, but denied as to the July 2015 and June 2016 offerings. On December 7, 2018, plaintiffs moved for class certification. On February 16, 2019, plaintiffs filed a second amended consolidated complaint. On March 4, 2019, the defendants moved to dismiss the newly asserted additional misstatement and omission claims in the second amended consolidated complaint.
SunEdison, Inc.
GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On March 6, 2018, the defendants’ motion to dismiss in the class action was granted in part and denied in part. On February 11, 2019, the plaintiffs’ motion for class certification in the class action was granted. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints. The defendants have reached a settlement with certain plaintiffs in the individual actions and a settlement of the class action, which received preliminary court approval on July 16, 2019.
Valeant Pharmaceuticals International, Inc.
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

Goldman Sachs June 2019 Form 10-Q	80

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
Altice USA, Inc.
 GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, Queens County and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On May 10, 2019, plaintiffs in the district court filed an amended complaint, and on June 27, 2019, plaintiffs in the state court action filed a consolidated amended complaint. On July 23, 2019, defendants moved to dismiss the amended complaint in the state court action.
Camping World Holdings, Inc.

GS&Co. is among the underwriters named as defendants in several putative securities class actions pending in the U.S. District Court for the Northern District of Illinois, the Supreme Court of the State of New York, New York County, and the Circuit Court of Cook County, Illinois, Chancery Division, beginning in December 2018. In addition to the underwriters, the defendants include Camping World Holdings, Inc. (Camping World) and certain of its officers and directors, as well as certain of its stockholders. As to the underwriters, the complaints relate to three offerings of Camping World common stock, a $261 million October 2016 initial public offering, a $303 million May 2017 offering and a $310 million October 2017 offering. GS&Co. underwrote 4,267,214 shares of common stock in the October 2016 initial public offering representing an aggregate offering price of approximately $94 million, 4,557,286 shares of common stock in the May 2017 offering representing an aggregate offering price of approximately $126 million and 3,525,348 shares of common stock in the October 2017 offering representing an aggregate offering price of approximately $143 million.
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
Credit Default Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and GSFM are among the defendants named in an antitrust action relating to the trading of credit default swaps filed in the U.S. District Court for the Southern District of New York on June 8, 2017 by the operator of a swap execution facility and certain of its affiliates. The complaint generally asserts claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude trading of credit default swaps on the plaintiffs’ swap execution facility. The complaint seeks declaratory and injunctive relief, as well as treble damages in an unspecified amount. On July 30, 2019, the court dismissed the state common law claims against all defendants and the antitrust claims against certain defendants, including Group Inc., GS&Co., GSI, GS Bank USA and GSFM.

81	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. (GSFM) are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities also are among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to 2008-2012 conduct, but granted the motion to add limited allegations from 2013-2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. The plaintiffs in the putative class action moved for class certification on March 7, 2019.
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants moved to dismiss the first individual action on June 1, 2018 and moved to dismiss the second individual action on December 21, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018.
GSE Bonds Antitrust Litigation
GS&Co. is among the dealers named as defendants in numerous putative antitrust class actions relating to debt securities issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Farm Credit Banks Funding Corporation and Federal Home Loan Banks (collectively, the GSEs), filed beginning in February 2019 and consolidated in the U.S. District Court for the Southern District of New York. The consolidated amended complaint, filed on May 23, 2019, asserts claims under federal antitrust law in connection with an alleged conspiracy among the defendants to manipulate the secondary market for debt securities issued by the GSEs. The complaint seeks declaratory and injunctive relief, as well as treble damages in unspecified amounts. Defendants moved to dismiss on June 13, 2019.

Goldman Sachs June 2019 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Variable Rate Demand Obligations Antitrust Litigation
GS&Co. is among the defendants named in a putative class action relating to variable rate demand obligations (VRDOs), filed beginning in February 2019 under separate complaints and consolidated in the U.S. District Court for the Southern District of New York. The consolidated amended complaint, filed on May 31, 2019, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate the market for VRDOs. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. Defendants moved to dismiss on July 30, 2019.
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

83	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Regulatory Investigations and Reviews and Related Litigation

Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and in some cases have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation and shareholder requests relating to various matters relating to the firm’s businesses and operations, including:

•	The 2008 financial crisis;

•	The public offering process;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

•	Transactions involving government-related financings and other matters, municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

•	The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the FCPA;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•	Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs June 2019 Form 10-Q	84

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2019, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and six month periods ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2018, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2018 is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.
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
/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
August 5, 2019

85	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Assets
U.S.	$ 37,649	$ 66,873	$ 44,979	$ 69,147
Non-U.S.	46,092	54,202	48,996	52,278
Total deposits with banks	83,741	121,075	93,975	121,425
U.S.	161,589	170,502	166,435	159,647
Non-U.S.	122,307	145,056	127,010	147,885
Total collateralized agreements	283,896	315,558	293,445	307,532
U.S.	192,575	162,426	183,733	160,502
Non-U.S.	135,292	126,504	128,611	123,043
Total financial instruments owned	327,867	288,930	312,344	283,545
U.S.	73,910	66,572	74,532	64,576
Non-U.S.	9,584	6,524	8,718	6,338
Total loans receivable	83,494	73,096	83,250	70,914
U.S.	44,369	46,936	43,472	47,179
Non-U.S.	36,894	44,677	35,776	46,761
Total other interest-earning assets	81,263	91,613	79,248	93,940
Total interest-earning assets	860,261	890,272	862,262	877,356
Cash and due from banks	10,397	12,437	9,820	12,893
Other non-interest-earning assets	83,323	87,793	82,137	88,515
Total assets	$953,981	$990,502	$954,219	$978,764
Liabilities
U.S.	$125,164	$115,981	$125,891	$113,275
Non-U.S.	31,811	32,421	32,185	30,765
Total interest-bearing deposits	156,975	148,402	158,076	144,040
U.S.	61,266	66,004	57,200	65,693
Non-U.S.	31,450	50,357	33,840	48,521
Total collateralized financings	92,716	116,361	91,040	114,214
U.S.	28,043	35,120	30,222	35,284
Non-U.S.	46,466	52,909	46,772	51,367
Total financial instruments sold, but not yet purchased	74,509	88,029	76,994	86,651
U.S.	34,746	41,483	33,827	42,421
Non-U.S.	16,358	17,681	16,182	16,889
Total short-term borrowings	51,104	59,164	50,009	59,310
U.S.	206,569	213,788	207,703	211,952
Non-U.S.	28,211	22,917	28,655	21,870
Total long-term borrowings	234,780	236,705	236,358	233,822
U.S.	130,160	122,835	129,264	122,753
Non-U.S.	53,515	68,701	54,237	67,414
Total other interest-bearing liabilities	183,675	191,536	183,501	190,167
Total interest-bearing liabilities	793,759	840,197	795,978	828,204
Non-interest-bearing deposits	5,321	3,994	5,130	3,987
Other non-interest-bearing liabilities	64,630	61,543	63,208	62,941
Total liabilities	863,710	905,734	864,316	895,132
Shareholders’ equity
Preferred stock	11,203	11,203	11,203	11,296
Common stock	79,068	73,565	78,700	72,336
Total shareholders’ equity	90,271	84,768	89,903	83,632
Total liabilities and shareholders’ equity	$953,981	$990,502	$954,219	$978,764
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	40.70%	42.34%	40.49%	42.89%
Liabilities	26.18%	29.16%	26.62%	28.60%

	Interest for the

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Assets
U.S.	$ 242	$ 298	$ 538	$ 581
Non-U.S.	75	36	156	63
Total deposits with banks	317	334	694	644
U.S.	1,168	800	2,343	1,313
Non-U.S.	133	138	262	250
Total collateralized agreements	1,301	938	2,605	1,563
U.S.	1,196	1,132	2,439	2,167
Non-U.S.	739	650	1,383	1,281
Total financial instruments owned	1,935	1,782	3,822	3,448
U.S.	1,100	905	2,172	1,701
Non-U.S.	156	95	284	191
Total loans receivable	1,256	1,000	2,456	1,892
U.S.	663	621	1,236	1,141
Non-U.S.	288	245	544	462
Total other interest-earning assets	951	866	1,780	1,603
Total interest-earning assets	$5,760	$4,920	$11,357	$9,150
Liabilities
U.S.	$ 780	$ 554	$ 1,538	$ 998
Non-U.S.	107	76	206	133
Total interest-bearing deposits	887	630	1,744	1,131
U.S.	676	397	1,267	733
Non-U.S.	75	88	153	136
Total collateralized financings	751	485	1,420	869
U.S.	152	211	310	408
Non-U.S.	163	183	371	375
Total financial instruments sold, but not yet purchased	315	394	681	783
U.S.	161	178	297	380
Non-U.S.	7	6	13	10
Total short-term borrowings	168	184	310	390
U.S.	1,388	1,338	2,757	2,622
Non-U.S.	26	15	41	36
Total long-term borrowings	1,414	1,353	2,798	2,658
U.S.	1,154	779	2,391	1,382
Non-U.S.	–	93	(276)	17
Total other interest-bearing liabilities	1,154	872	2,115	1,399
Total interest-bearing liabilities	$4,689	$3,918	$ 9,068	$7,230
Net interest income
U.S.	$ 58	$ 299	$ 168	$ 380
Non-U.S.	1,013	703	2,121	1,540
Net interest income	$1,071	$1,002	$ 2,289	$1,920

Goldman Sachs June 2019 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended June		Six Months Ended June

	2019	2018	2019	2018
Assets
U.S.	2.58%	1.79%	2.44%	1.69%
Non-U.S.	0.65%	0.27%	0.65%	0.24%
Total deposits with banks	1.52%	1.11%	1.51%	1.07%
U.S.	2.90%	1.88%	2.87%	1.66%
Non-U.S.	0.44%	0.38%	0.42%	0.34%
Total collateralized agreements	1.84%	1.19%	1.81%	1.02%
U.S.	2.49%	2.80%	2.71%	2.72%
Non-U.S.	2.19%	2.06%	2.19%	2.10%
Total financial instruments owned	2.37%	2.47%	2.50%	2.45%
U.S.	5.97%	5.45%	5.94%	5.31%
Non-U.S.	6.53%	5.84%	6.64%	6.08%
Total loans receivable	6.03%	5.49%	6.02%	5.38%
U.S.	5.99%	5.31%	5.80%	4.88%
Non-U.S.	3.13%	2.20%	3.10%	1.99%
Total other interest-earning assets	4.69%	3.79%	4.58%	3.44%
Total interest-earning assets	2.69%	2.22%	2.69%	2.10%
Liabilities
U.S.	2.50%	1.92%	2.49%	1.78%
Non-U.S.	1.35%	0.94%	1.31%	0.87%
Total interest-bearing deposits	2.27%	1.70%	2.25%	1.58%
U.S.	4.43%	2.41%	4.52%	2.25%
Non-U.S.	0.96%	0.70%	0.92%	0.57%
Total collateralized financings	3.25%	1.67%	3.18%	1.53%
U.S.	2.17%	2.41%	2.09%	2.33%
Non-U.S.	1.41%	1.39%	1.62%	1.47%
Total financial instruments sold, but not yet purchased	1.70%	1.80%	1.80%	1.82%
U.S.	1.86%	1.72%	1.79%	1.81%
Non-U.S.	0.17%	0.14%	0.16%	0.12%
Total short-term borrowings	1.32%	1.25%	1.26%	1.33%
U.S.	2.70%	2.51%	2.71%	2.49%
Non-U.S.	0.37%	0.26%	0.29%	0.33%
Total long-term borrowings	2.42%	2.29%	2.41%	2.29%
U.S.	3.56%	2.54%	3.77%	2.27%
Non-U.S.	–	0.54%	(1.04)%	0.05%
Total other interest-bearing liabilities	2.52%	1.83%	2.35%	1.48%
Total interest-bearing liabilities	2.37%	1.87%	2.32%	1.76%
Interest rate spread	0.32%	0.35%	0.37%	0.34%
U.S.	0.05%	0.23%	0.07%	0.15%
Non-U.S.	1.16%	0.75%	1.24%	0.83%
Net yield on interest-earning assets	0.50%	0.45%	0.54%	0.44%

In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest- bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

87	Goldman Sachs June 2019 Form 10-Q

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
are to our Quarterly Report on Form
 10-Q
for the quarterly period ended June 30, 2019. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form
 10-Q.
The consolidated financial statements are unaudited. All references to June 2019, March 2019 and June 2018 refer to our periods ended, or the dates, as the context requires, June 30, 2019, March 31, 2019 and June 30, 2018, respectively. All references to December 2018 refer to the date December 31, 2018. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Executive Overview
Three  Months  Ended  June 2019  versus  June 2018.
We generated net earnings of $2.42 billion for the second quarter of 2019, a decrease of 6%, compared with $2.57 billion for the second quarter of 2018. Diluted earnings per common share was $5.81 for the second quarter of 2019, a decrease of 3%, compared with $5.98 for the second quarter of 2018. Annualized return on average common shareholders’ equity (ROE) was 11.1% for the second quarter of 2019, compared with 12.8% for the second quarter of 2018. Book value per common share was $214.10 as of June 2019, 2.4% higher compared with March 2019.
Net revenues were $9.46 billion for the second quarter of 2019, 2% lower than the second quarter of 2018, primarily reflecting lower net revenues in Investment Management, reflecting significantly lower incentive fees, and Investment Banking, primarily reflecting significantly lower net revenues in debt underwriting. These decreases were partially offset by higher net revenues in Investing & Lending, reflecting significantly higher net gains in public equities and significantly higher net interest income in debt securities and loans.
Provision for credit losses was $214 million for the second quarter of 2019, 9% lower than the second quarter of 2018, reflecting lower provisions related to purchased credit impaired (PCI) loans.
Operating expenses were $6.12 billion for the second quarter of 2019, essentially unchanged compared with the second quarter of 2018, reflecting lower net provisions for litigation and regulatory proceedings and slightly lower compensation and benefits expenses, offset by higher expenses for technology and consolidated investments.
We returned $1.57 billion of capital to common shareholders during the second quarter of 2019, including $1.25 billion of common share repurchases and $319 million in common stock dividends. As of June 2019, our Common Equity Tier 1 (CET1) capital ratio as calculated in accordance with the Standardized approach was 13.8% and as calculated in accordance with
the Basel III Advanced approach was 13.5%. See Note 20 to the consolidated financial statements for further information about our capital ratios.

Goldman Sachs June 2019 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Six  Months  Ended  June  2019  versus  June  2018.
We generated net earnings of $4.67 billion for the first half of 2019, a decrease of 13%, compared with $5.40 billion for the first half of 2018. Diluted earnings per common share was $11.52 for the first half of 2019, a decrease of 11%, compared with $12.93 for the first half of 2018. Annualized ROE was 11.1% for the first half of 2019, compared with 14.1% for the first half of 2018. Book value per common share was 3.3% higher compared with December 2018.
Net revenues were $18.27 billion for the first half of 2019, 7% lower than the first half of 2018, reflecting lower net revenues in Institutional Client Services, across both Fixed Income, Currency and Commodities (FICC) Client Execution and Equities, and Investment Management, reflecting significantly lower incentive fees.
Provision for credit losses was $438 million for the first half of 2019, 58% higher than the first half of 2018, primarily reflecting higher provisions related to consumer loans.
Operating expenses were $11.98 billion for the first half of 2019, 6% lower than the first half of 2018, due to lower compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax earnings were $5.85 billion for the first half of 2019 and included a pre-tax loss of approximately $275 million related to our investments in our digital platform,

Marcus: by Goldman Sachs

(Marcus),
and our planned launches of our
credit card and transaction banking activities
.
We returned $3.13 billion of capital to common shareholders during the first half of 2019, including $2.50 billion of common share repurchases and $625 million in common stock dividends.
Business Environment
During the second quarter of 2019, global real gross domestic product (GDP) growth appeared to be stable compared with the first quarter of 2019, reflecting increased growth in emerging markets but decreased growth in advanced economies, including in the U.S. Continued concerns about future global growth and a mixed macroeconomic environment led U.S. markets to anticipate multiple U.S. Federal Reserve rate cuts this year and other global central banks to emphasize accommodative monetary policies. The market sentiment in the second quarter was also impacted by continued geopolitical uncertainty, including developments related to the U.K.’s decision to leave the E.U. (Brexit)
and the threat of expanding trade wars between the U.S. and both China and Mexico. See “Results of Operations — Segment Operating Results” for further information about the operating environment of each of our business segments during the quarter.
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
The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in levels 1 and 2 of the fair value hierarchy. Certain level 2 and level 3 financial assets and financial liabilities may require appropriate valuation adjustments that a market participant would require to arrive at fair value for factors, such as counterparty and our credit quality, funding risk, transfer restrictions, liquidity and bid/offer spreads.

89	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.4% of our total assets as of June 2019, March 2019 and December 2018. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs June 2019 Form 10-Q	90

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
In the fourth quarter of 2018, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment and determined that goodwill for each reporting unit was not impaired. There were no events or changes in circumstances during the six months ended June 2019 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of June 2019. See Note 13 to the consolidated financial statements for further information about goodwill.
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
An impairment, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the total of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 13 to the consolidated financial statements for further information about identifiable intangible assets.
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

91	Goldman Sachs June 2019 Form 10-Q

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June

$ in millions, except per share amounts	2019	2018	2019	2018
Net revenues	$9,461	$9,636	$18,268	$19,716
Pre-tax earnings	$3,127	$3,276	$ 5,846	$ 6,695
Net earnings	$2,421	$2,565	$ 4,672	$ 5,397
Net earnings applicable to common shareholders	$2,198	$2,348	$ 4,380	$ 5,085
Diluted earnings per common share	$ 5.81	$ 5.98	$ 11.52	$ 12.93
Annualized ROE	11.1%	12.8%	11.1%	14.1%
Annualized ROTE	11.7%	13.5%	11.7%	14.9%
Annualized net earnings to average total assets	1.0%	1.0%	1.0%	1.1%
Annualized return on average total shareholders’ equity	10.7%	12.1%	10.4%	12.9%
Average total shareholders’ equity to average total assets	9.5%	8.6%	9.4%	8.5%
Dividend payout ratio	14.6%	13.4%	14.3%	12.0%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•	Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Annualized return on average tangible common shareholders’ equity (ROTE) is calculated by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are
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

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Total shareholders’ equity	$ 90,271	$ 84,768	$ 89,903	$ 83,632
Preferred stock	(11,203)	(11,203)	(11,203)	(11,296)
Common shareholders’ equity	79,068	73,565	78,700	72,336
Goodwill and identifiable intangible assets	(4,118)	(4,100)	(4,109)	(4,083)
Tangible common shareholders’ equity	$ 74,950	$ 69,465	$ 74,591	$ 68,253

Goldman Sachs June 2019 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Investment banking	$1,863	$2,045	$ 3,673	$ 3,838
Investment management	1,480	1,728	2,913	3,367
Commissions and fees	807	795	1,550	1,657
Market making	2,423	2,546	4,962	5,750
Other principal transactions	1,817	1,520	2,881	3,184
Total non-interest revenues	8,390	8,634	15,979	17,796
Interest income	5,760	4,920	11,357	9,150
Interest expense	4,689	3,918	9,068	7,230
Net interest income	1,071	1,002	2,289	1,920
Total net revenues	$9,461	$9,636	$18,268	$19,716

In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments, as well as derivative transactions directly related to these assignments. These activities are included in our Investment Banking segment.

•	Investment management consists of revenues (excluding net interest) from providing investment management services to a diverse set of clients, as well as wealth advisory services and certain transaction services to high-net-worth
individuals and families. These activities are included in our Investment Management segment.

•	Commissions and fees consists of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter
(OTC) transactions. These activities are included in our Institutional Client Services and Investment Management segments.

•	Market making consists of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in our Institutional Client Services segment.

•	Other principal transactions consists of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, other principal transactions includes revenues related to our consolidated investments. These activities are included in our Investing & Lending segment.
Provision for credit losses, previously reported in other principal transactions revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.

Operating Environment.
During the second quarter of 2019, market-making activities reflected shifting market sentiment as a result of geopolitical events and central bank actions, while the trend of low volatility, particularly in fixed income products, continued during the quarter. Investment banking activities benefited from an increase in industry-wide equity underwriting transactions, while industry-wide completed mergers and acquisitions volumes and debt underwriting transactions decreased compared with the first quarter of 2019. Our assets under supervision increased reflecting market appreciation, due to generally higher fixed income and equity prices, and net inflows in fixed income assets and liquidity products. In addition, other principal transactions included net gains from company-specific events, including initial public offerings and sales, and corporate performance.
If market-making activities remain low, or if investment banking activity levels decline, or if asset prices decline, or if macroeconomic concerns negatively affect company-specific events, corporate performance or the origination of loans, net revenues would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended June
  2019 versus June
  2018
Net revenues in the consolidated statements of earnings were $9.46 billion for the second quarter of 2019, 2% lower than the second quarter of 2018, primarily due to lower investment management revenues and investment banking revenues, partially offset by significantly higher other principal transactions revenues.
Non-Interest Revenues.
Investment banking revenues in the consolidated statements of earnings were $1.86 billion for the second quarter of 2019, 9% lower than the second quarter of 2018. Revenues in financial advisory were slightly lower, reflecting a decrease in industry-wide completed mergers and acquisitions activity. Revenues in underwriting were lower compared with a strong second quarter of 2018, due to significantly lower revenues in debt underwriting, primarily reflecting lower revenues from investment-grade and leveraged finance activity. Revenues in equity underwriting were essentially unchanged compared with the second quarter of 2018.
Investment management revenues in the consolidated statements of earnings were $1.48 billion for the second quarter of 2019, 14% lower than the second quarter of 2018, primarily due to significantly lower incentive fees. In addition, transaction revenues were lower. Management and other fees were slightly higher, reflecting higher average assets under supervision, largely offset by a lower average effective fee due to shifts in the mix of client assets and strategies.

93	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

Commissions and fees in the consolidated statements of earnings were $807 million for the second quarter of 2019, 2% higher than the second quarter of 2018, reflecting higher revenues from cash equity products in
Europe, Middle East and Africa
.
Market making revenues in the consolidated statements of earnings were $2.42 billion for the second quarter of 2019, 5% lower than the second quarter of 2018, reflecting significantly lower revenues in currencies and lower revenues in mortgages and credit products, partially offset by higher revenues in interest rate products, equity products and commodities.
Other principal transactions revenues in the consolidated statements of earnings were $1.82 billion for the second quarter of 2019, 20% higher than the second quarter of 2018, primarily reflecting significantly higher net gains from investments in public equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.07 billion for the second quarter of 2019, 7% higher than the second quarter of 2018, reflecting an increase in interest income primarily related to collateralized agreements reflecting the impact of higher interest rates, and loans receivable reflecting the impact of higher average balances. The increase in interest income was partially offset by higher interest expense primarily related to other interest-bearing liabilities, deposits and collateralized financings, each reflecting the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income
.
Six Months Ended June 2019 versus June 2018
Net revenues in the consolidated statements of earnings were $18.27 billion for the first half of 2019, 7% lower than the first half of 2018, primarily due to lower market making revenues, investment management revenues and other principal transactions revenues, partially offset by higher net interest income.
Non-Interest Revenues.
Investment banking revenues in the consolidated statements of earnings were $3.67 billion for the first half of 2019, 4% lower compared with a strong first half of 2018. Revenues in financial advisory were significantly higher, reflecting an increase in completed mergers and acquisitions volumes. Revenues in underwriting were lower compared with a strong first half of 2018, due to lower revenues in debt underwriting, primarily reflecting significantly lower

revenues from leveraged finance activity, and equity underwriting, primarily reflecting a significant decline in industry-wide initial public offerings.
Investment management revenues in the consolidated statements of earnings were $2.91 billion for the first half of 2019, 13% lower than the first half of 2018, primarily due to significantly lower incentive fees. In addition, transaction revenues were lower. Management and other fees were essentially unchanged compared with the first half of 2018, reflecting higher average assets under supervision, offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Commissions and fees in the consolidated statements of earnings were $1.55 billion for the first half of 2019, 6% lower than the first half of 2018, reflecting a decrease in our listed cash equity, options and futures volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $4.96 billion for the first half of 2019, 14% lower than the first half of 2018, primarily due to significantly lower revenues in currencies, equity products and credit products, partially offset by significantly higher revenues in interest rate products.
Other principal transactions revenues in the consolidated statements of earnings were $2.88 billion for the first half of 2019, 10% lower than the first half of 2018, reflecting lower net gains from investments in private equities, significantly lower net gains from investments in debt instruments and significantly lower results on hedges related to relationship lending activities, partially offset by significantly higher net gains from investments in public equities.
Net Interest Income.

Net interest income in the consolidated statements of earnings was $2.29 billion for the first half of 2019, 19% higher than the first half of 2018, reflecting an increase in interest income primarily related to collateralized agreements reflecting the impact of higher interest rates and loans receivable reflecting the impact of higher average balances. The increase in interest income was partially offset by higher interest expense primarily related to other interest-bearing liabilities, deposits and collateralized financings, each reflecting the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income
.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans receivable and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.

Goldman Sachs June 2019 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Provision for credit losses	$214	$234	$438	$278

Three Months Ended June 2019 versus June 2018.
Provision for credit losses was $214 million for the second quarter of 2019, 9% lower than the second quarter of 2018, reflecting lower provisions related to PCI loans.
Six Months Ended June 2019 versus June 2018.
Provision for credit losses was $438 million for the first half of 2019, 58% higher than the first half of 2018, primarily reflecting higher provisions related to consumer loans.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Compensation and benefits	$ 3,317	$ 3,395	$ 6,576	$ 7,452
Brokerage, clearing, exchange and distribution fees	823	812	1,585	1,656
Market development	186	183	370	365
Communications and technology	290	260	576	511
Depreciation and amortization	399	335	767	634
Occupancy	234	197	459	391
Professional fees	302	294	600	587
Other expenses	569	650	1,051	1,147
Total operating expenses	$ 6,120	$ 6,126	$11,984	$12,743
Headcount at period-end	35,600	34,600

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
Three Months Ended June 2019 versus June 2018.
Operating expenses in the consolidated statements of earnings were $6.12 billion for the second quarter of 2019, essentially unchanged compared with the second quarter of 2018. Our efficiency ratio (total operating expenses divided by total net revenues) for the second quarter of 2019 was 64.7%, compared with 63.6% for the second quarter of 2018.
Operating expenses, compared with the second quarter of 2018, reflected lower net provisions for litigation and regulatory proceedings and slightly lower compensation and benefits expenses. These decreases were offset by higher expenses for technology and consolidated investments. These higher expenses were primarily in depreciation and amortization, communications and technology, and occupancy expenses.
Net provisions for litigation and regulatory proceedings for the second quarter of 2019 were $66 million compared with $148 million for the second quarter of 2018.
Headcount was essentially unchanged compared with March 2019.
Six Months Ended June 2019 versus June 2018.
Operating expenses in the consolidated statements of earnings were $11.98 billion for the first half of 2019, 6% lower than the first half of 2018. Our efficiency ratio (total operating expenses divided by total net revenues) for the first half of 2019 was 65.6%, compared with 64.6% for the first half of 2018.
The decrease in operating expenses compared with the first half of 2018 reflected lower compensation and benefits expenses, reflecting a decline in operating performance. This decrease was partially offset by higher expenses for consolidated investments and technology. These higher expenses were primarily in depreciation and amortization, communications and technology, and occupancy expenses.
Net provisions for litigation and regulatory proceedings for the first half of 2019 were $103 million compared with $192 million for the first half of 2018.
Headcount decreased 3% compared with December 2018.

95	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for Taxes
The effective income tax rate for the first half of 2019 was 20.1%, up from the full year tax rate of 16.2% for 2018, which included a $487 million income tax benefit in 2018 related to the finalization of the impact of the Tax Cuts and Jobs Act (Tax Legislation). The increase compared with 17.2% for the first quarter of 2019 was primarily due to a decrease in the impact of permanent tax benefits in the first half of 2019 compared with the first quarter of 2019.
Tax Legislation reduced the U.S. corporate tax rate to 21%, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2% of total deductible expenses to certain foreign subsidiaries. GILTI is effectively a 10.5% tax, before allowable credits for foreign taxes paid, on the annual taxable income of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. In June 2019, the U.S. Internal Revenue Service (IRS) and the U.S. Department of the Treasury (U.S. Treasury) released final, temporary and proposed regulations relating to the implementation of GILTI. The final and temporary regulations did not have a material impact on our effective income tax rate for the first half of 2019 and the proposed regulations would be applicable only after final regulations are published. In 2018, the IRS and U.S. Treasury issued proposed regulations relating to BEAT and GILTI. The effective income tax rate for the first half of 2019 includes estimates for BEAT and GILTI that are based on our current interpretation of these proposed regulations. We do not expect that the finalization of these proposed regulations will have a material impact on these estimates. However, it is possible that these estimates are materially impacted if the final regulations differ significantly from our current interpretation of the proposed regulations.
Based on our current interpretations of the rules and legislative guidance to date, we expect our 2019 tax rate to be between 22% and 23%
.
Segment Operating Results
The table below presents our net revenues, provision for credit losses, operating expenses and pre-tax
earnings by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Investment Banking
Net revenues	$1,863	$2,045	$ 3,673	$ 3,838
Operating expenses	1,049	1,210	2,051	2,220
Pre-tax earnings	$ 814	$ 835	$ 1,622	$ 1,618
Institutional Client Services
Net revenues	$3,476	$3,570	$ 7,081	$ 7,955
Operating expenses	2,584	2,552	5,236	5,704
Pre-tax earnings	$ 892	$1,018	$ 1,845	$ 2,251
Investing & Lending
Net revenues	$2,530	$2,178	$ 4,367	$ 4,309
Provision for credit losses	214	234	438	278
Operating expenses	1,190	953	2,076	1,983
Pre-tax earnings	$1,126	$ 991	$ 1,853	$ 2,048
Investment Management
Net revenues	$1,592	$1,843	$ 3,147	$ 3,614
Operating expenses	1,297	1,411	2,621	2,836
Pre-tax earnings	$ 295	$ 432	$ 526	$ 778
Total net revenues	$9,461	$9,636	$18,268	$19,716
Provision for credit losses	214	234	438	278
Total operating expenses	6,120	6,126	11,984	12,743
Total pre-tax earnings	$3,127	$3,276	$ 5,846	$ 6,695

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

Goldman Sachs June 2019 Form 10-Q	96

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
The table below presents the operating results of our Investment Banking segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Financial Advisory	$ 776	$ 804	$1,663	$1,390
Equity underwriting	482	489	753	899
Debt underwriting	605	752	1,257	1,549
Total Underwriting	1,087	1,241	2,010	2,448
Total net revenues	1,863	2,045	3,673	3,838
Operating expenses	1,049	1,210	2,051	2,220
Pre-tax earnings	$ 814	$ 835	$1,622	$1,618

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June

$ in billions	2019	2018	2019	2018
Announced mergers and acquisitions	$ 463	$ 474	$ 855	$ 804
Completed mergers and acquisitions	$ 236	$ 277	$ 607	$ 432
Equity and equity-related offerings	$ 16	$ 21	$ 32	$ 41
Debt offerings	$ 58	$ 70	$ 127	$ 148

In the table above:

•	Volumes are per Dealogic.

•	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

•	Equity and equity-related offerings includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

•	Debt offerings includes
non-convertible
preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Operating Environment.
During the second quarter of 2019, industry-wide announced mergers and acquisitions volumes increased compared with the first quarter of 2019, while industry-wide completed mergers and acquisitions volumes decreased.
In underwriting, industry-wide equity underwriting transactions increased compared with the first quarter of 2019, reflecting an increase in initial public offerings, following the impact of the U.S. government shutdown in the first quarter of 2019. Industry-wide debt underwriting transactions decreased.
In the future, if industry-wide announced mergers and acquisitions volumes decline, or if industry-wide completed mergers and acquisitions volumes continue to decline, or if equity underwriting transactions decline or debt underwriting transactions continue to decline, net revenues in Investment Banking would likely be negatively impacted.
Three  Months  Ended  June  2019  versus  June  2018.
Net revenues in Investment Banking were $1.86 billion for the second quarter of 2019, 9% lower than the second quarter of 2018.
Net revenues in Financial Advisory were $776 million, 3% lower than the second quarter of 2018, reflecting a decrease in industry-wide completed mergers and acquisitions activity.
Net revenues in Underwriting were $1.09 billion, 12% lower compared with a strong second quarter of 2018, due to significantly lower net revenues in debt underwriting, primarily reflecting lower net revenues from investment-grade and leveraged finance activity. Net revenues in equity underwriting were essentially unchanged compared with the second quarter of 2018.
Operating expenses were $1.05 billion for the second quarter of 2019, 13% lower than the second quarter of 2018, primarily due to lower net provisions for litigation and regulatory proceedings, and decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $814 million in the second quarter of 2019, 3% lower than the second quarter of 2018.
As of June 2019, our investment banking transaction backlog decreased slightly compared with March 2019, due to significantly lower estimated net revenues from potential equity underwriting transactions, reflecting completed transactions during the quarter. This decrease was partially offset by higher estimated net revenues from potential debt underwriting transactions and slightly higher estimated net revenues from potential advisory transactions.

97	Goldman Sachs June 2019 Form 10-Q

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
Six  Months  Ended  June  2019  versus  June  2018.
Net revenues in Investment Banking were $3.67 billion for the first half of 2019, 4% lower compared with a strong first half of 2018.
Net revenues in Financial Advisory were $1.66 billion, 20% higher than the first half of 2018, reflecting an increase in completed mergers and acquisitions volumes.
Net revenues in Underwriting were $2.01 billion, 18% lower compared with a strong first half of 2018, due to lower net revenues in debt underwriting, primarily reflecting significantly lower
net revenues from leveraged finance activity, and equity underwriting, primarily reflecting a significant decline in industry-wide initial public offerings.
Operating expenses were $2.05 billion for the first half of 2019, 8% lower than the first half of 2018, due to lower net provisions for litigation and regulatory proceedings, and decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $1.62 billion in the first half of 2019, essentially unchanged compared with the first half of 2018.
As of June 2019, our investment banking transaction backlog decreased compared with December 2018, reflecting significantly lower estimated net revenues from potential underwriting transactions, in both debt and equity, and lower estimated net revenues from advisory transactions.
These declines reflect completed transactions during the first half of 2019
.
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

Goldman Sachs June 2019 Form 10-Q	98

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

The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
FICC Client Execution	$1,469	$1,679	$3,308	$3,753
Equities client execution	772	691	1,454	1,753
Commissions and fees	777	763	1,491	1,580
Securities services	458	437	828	869
Total Equities	2,007	1,891	3,773	4,202
Total net revenues	3,476	3,570	7,081	7,955
Operating expenses	2,584	2,552	5,236	5,704
Pre-tax earnings	$ 892	$1,018	$1,845	$2,251

The table below presents the net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended June 2019
Market making	$1,238	$1,185	$2,423
Commissions and fees	–	777	777
Net interest income	231	45	276
Total net revenues	$1,469	$2,007	$3,476
Three Months Ended June 2018
Market making	$1,452	$1,094	$2,546
Commissions and fees	–	763	763
Net interest income	227	34	261
Total net revenues	$1,679	$1,891	$3,570
Six Months Ended June 2019
Market making	$2,758	$2,204	$4,962
Commissions and fees	–	1,491	1,491
Net interest income	550	78	628
Total net revenues	$3,308	$3,773	$7,081
Six Months Ended June 2018
Market making	$3,264	$2,486	$5,750
Commissions and fees	–	1,580	1,580
Net interest income	489	136	625
Total net revenues	$3,753	$4,202	$7,955

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See “Net Revenues” for further information about market making revenues, commissions and fees, and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution was client activity.

99	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
Despite solid underlying economic fundamentals, the operating environment for Institutional Client Services was generally characterized by shifting market sentiment throughout the second quarter of 2019. The trend of low volatility, particularly in fixed income products, continued during the quarter and, in May, geopolitical events, including escalating trade tensions, increased concerns about future global growth. In response, in June, global central banks signaled further accommodative monetary policy, which contributed to sentiment improving late in the quarter. As a result of these factors, global equity markets declined mid-quarter
before ending the quarter higher (MSCI World Index up 3% compared with March 2019), equity volatility increased in May but remained relatively low (average daily VIX was 15 compared with 17 for the first quarter of 2019), and the U.S. treasury yield curve inverted (the
3-month
yield peaked at 26 basis points higher than the
10-year
yield during the quarter). Client activity in FICC Client Execution remained low, while client activity in Equities improved compared with the first quarter of 2019. If activity levels decline, or volatility continues to be low, or if macroeconomic concerns continue, net revenues in Institutional Client Services would likely be negatively impacted.
Three  Months  Ended  June  2019  versus  June  2018.
Net revenues in Institutional Client Services were $3.48 billion for the second quarter of 2019, 3% lower than the second quarter of 2018.
Net revenues in FICC Client Execution were $1.47 billion, 13% lower than the second quarter of 2018, reflecting lower client activity.
The following provides information about our FICC Client Execution net revenues by business, compared with results in the second quarter of 2018:

•	Net revenues in interest rate products and currencies were significantly lower, both reflecting lower client activity.

•	Net revenues in credit products were lower, primarily reflecting lower client activity.

•	Net revenues in commodities were higher, reflecting the impact of improved market-making conditions on our inventory. Net revenues were also higher in mortgages.

For the second quarter of 2019, approximately 90% of the net revenues in FICC Client Execution were generated from market intermediation and approximately 10% were generated from financing. FICC Client Execution financing net revenues include net revenues primarily from short-term repurchase agreement activities.
Net revenues in Equities were $2.01 billion, 6% higher than the second quarter of 2018, primarily due to higher net revenues in equities client execution, reflecting higher net revenues in cash products and derivatives. In addition, net revenues in securities services and commissions and fees were both slightly higher. The increase in commissions and fees reflected higher net revenues from cash equity products in
Europe, Middle East and Africa.
For the second quarter of 2019, approximately 55% of the net revenues in Equities were generated from market intermediation and approximately 45% were generated from financing. Equities financing net revenues include net revenues from prime brokerage and other financing activities, including securities lending, margin lending and swaps.
Operating expenses were $2.58 billion for the second quarter of 2019, essentially unchanged compared with the second quarter of 2018.
Pre-tax
earnings were $892 million in the second quarter of 2019, 12% lower than the second quarter of 2018.
Six  Months  Ended  June  2019  versus  June  2018.
Net revenues in Institutional Client Services were $7.08 billion for the first half of 2019, 11% lower than the first half of 2018.
Net revenues in FICC Client Execution were $3.31 billion, 12% lower than the first half of 2018, primarily reflecting lower client activity.
The following provides information about our FICC Client Execution net revenues by business, compared with results in the first half of 2018:

•	Net revenues in currencies were significantly lower, primarily reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues in interest rate products were lower, reflecting lower client activity.

•	Net revenues in credit products were lower, primarily reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues in commodities were significantly higher, reflecting the impact of improved market-making conditions on our inventory.

•	Net revenues in mortgages were higher, primarily reflecting higher client activity.

For the first half of 2019, approximately 90% of the net revenues in FICC Client Execution were generated from market intermediation and approximately 10% were generated from financing.

Goldman Sachs June 2019 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net revenues in Equities were $3.77 billion, 10% lower than the first half of 2018, primarily due to lower net revenues in equities client execution, driven by significantly lower net revenues in derivatives, as the prior year period included strong first quarter results. Commissions and fees were lower, reflecting a decrease in our listed cash equity, options and futures volumes, generally consistent with market volumes. Net revenues in securities services were slightly lower, reflecting lower average customer balances.
For the first half of 2019, approximately 60% of the net revenues in Equities were generated from market intermediation and approximately 40% were generated from financing.
Operating expenses were $5.24 billion for the first half of 2019, 8% lower than the first half of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance, and lower brokerage, clearing, exchange and distribution fees.
Pre-tax
earnings were $1.85 billion in the first half of 2019, 18% lower than the first half of 2018.
Investing & Lending
Investing & Lending includes our investing activities and the origination of loans, including our relationship lending activities, to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, including through our Merchant Banking business, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that we manage. We also make unsecured loans through our digital platform, Marcus and secured loans through our digital platform,
Goldman Sachs Private Bank Select
.
The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Equity securities	$1,541	$1,281	$2,388	$2,350
Debt securities and loans	989	897	1,979	1,959
Total net revenues	2,530	2,178	4,367	4,309
Provision for credit losses	214	234	438	278
Operating expenses	1,190	953	2,076	1,983
Pre-tax earnings	$1,126	$ 991	$1,853	$2,048

Operating Environment.
During the second quarter of 2019, our investments in private equities benefited from company-specific events, including initial public offerings and sales, and corporate performance. In addition, investments in public equities generally appreciated during the quarter. Results for our debt securities and loans reflected continued growth in loans receivable which led to slightly higher net interest income. If macroeconomic concerns negatively affect company-specific events, corporate performance or the origination of loans, or if global equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.
Three  Months  Ended  June  2019  versus  June 2018.
Net revenues in Investing & Lending were $2.53 billion for the second quarter of 2019, 16% higher than the second quarter of 2018.
Net revenues in equity securities were $1.54 billion, 20% higher than the second quarter of 2018, primarily reflecting significantly higher net gains from investments in public equities (the second quarter of 2019 included $301 million of net gains). The second quarter of 2019 included $1.24 billion of net gains from investments in private equities. For the second quarter of 2019, 73% of the net revenues in equity securities were generated from corporate investments, reflecting approximately $500 million from investments that went public during the quarter (including approximately $375 million from Tradeweb Markets Inc.) and 27% were generated from real estate.
Net revenues in debt securities and loans were $989 million, 10% higher than the second quarter of 2018, reflecting significantly higher net interest income. The second quarter of 2019 included net interest income of $872 million.
Provision for credit losses was $214 million for the second quarter of 2019, 9% lower than the second quarter of 2018, reflecting lower provisions related to PCI loans.
Operating expenses were $1.19 billion for the second quarter of 2019, 25% higher than the second quarter of 2018, due to increased compensation and benefits expenses, reflecting improved operating performance, and higher expenses related to consolidated investments.
Pre-tax
earnings were $1.13 billion in the second quarter of 2019, 14% higher than the second quarter of 2018.
Six  Months  Ended  June  2019  versus  June  2018.
Net revenues in Investing & Lending were $4.37 billion for the first half of 2019, essentially unchanged compared with the first half of 2018.

101	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net revenues in equity securities were $2.39 billion, 2% higher than the first half of 2018, reflecting significantly higher net gains from investments in public equities (the first half of 2019 included $492 million of net gains), largely offset by lower net gains from investments in private equities (the first half of 2019 included $1.90 billion of net gains). For the first half of 2019, 68% of the net revenues in equity securities were generated from corporate investments and 32% were generated from real estate.
Net revenues in debt securities and loans were $1.98 billion, essentially unchanged compared with the first half of 2018, reflecting significantly higher net interest income, offset by significantly lower net gains from investments in debt instruments and significantly lower results on hedges related to relationship lending activities.
Provision for credit losses was $438 million for the first half of 2019, 58% higher than the first half of 2018, primarily reflecting higher provisions related to consumer loans.
Operating expenses were $2.08 billion for the first half of 2019, 5% higher than the first half of 2018, primarily due to higher expenses related to consolidated investments.
Pre-tax
earnings were $1.85 billion in the first half of 2019, 10% lower than the first half of 2018.
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
Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class, distribution channel and the type of services provided, and are affected by investment performance, as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-
based fees) we earned on our assets under supervision was 32 basis points for the three months ended June 2019 and 35 basis points for the three months ended June 2018, and 33 basis points for the six months ended June 2019 and 35 basis points for the six months ended June 2018. These decreases reflected shifts in the mix of client assets and strategies. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.
The table below presents the operating results of our Investment Management segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
Management and other fees	$1,395	$1,345	$2,727	$2,691
Incentive fees	44	316	102	529
Transaction revenues	153	182	318	394
Total net revenues	1,592	1,843	3,147	3,614
Operating expenses	1,297	1,411	2,621	2,836
Pre-tax earnings	$ 295	$ 432	$ 526	$ 778

The table below presents our
period-end
assets under supervision by asset class, distribution channel, region and vehicle.

	As of June

$ in billions	2019	2018
Asset Class
Alternative investments	$ 174	$ 171
Equity	350	329
Fixed income	749	663
Total long-term AUS	1,273	1,163
Liquidity products	387	350
Total AUS	$1,660	$1,513
Distribution Channel
Institutional	$ 664	$ 576
High-net-worth individuals	489	470
Third-party distributed	507	467
Total AUS	$1,660	$1,513
Region
Americas	$1,237	$1,127
Europe, Middle East and Africa	257	239
Asia	166	147
Total AUS	$1,660	$1,513
Vehicle
Separate accounts	$ 966	$ 862
Public funds	530	498
Private funds and other	164	153
Total AUS	$1,660	$1,513

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Goldman Sachs June 2019 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents changes in our assets under supervision.

	Three Months Ended June		Six Months Ended June

$ in billions	2019	2018	2019	2018
Beginning balance	$1,599	$1,498	$1,542	$1,494
Net inflows/(outflows):
Alternative investments	1	3	2	2
Equity	4	2	3	7
Fixed income	12	3	32	12
Total long-term AUS net inflows/(outflows)	17	8	37	21
Liquidity products	12	10	(10)	5
Total AUS net inflows/(outflows)	29	18	27	26
Net market appreciation/(depreciation)	32	(3)	91	(7)
Ending balance	$1,660	$1,513	$1,660	$1,513

In the table above, total AUS net inflows/(outflows) for the three and six months ended June 2019 included $13 billion of inflows (primarily in equity and fixed income assets) in connection with the acquisition of Rocaton Investment Advisors (Rocaton Acquisition).
The table below presents our average monthly assets under supervision by asset class.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in billions	2019	2018	2019	2018
Alternative investments	$ 172	$ 170	$ 171	$ 170
Equity	342	327	333	328
Fixed income	735	663	713	664
Total long-term AUS	1,249	1,160	1,217	1,162
Liquidity products	376	339	383	337
Total AUS	$1,625	$1,499	$1,600	$1,499

Operating Environment.
During the second quarter of 2019, Investment Management operated in an environment characterized by generally higher fixed income and equity prices, resulting in appreciation in our client assets. Our assets under supervision increased from net inflows in fixed income assets and liquidity products. The mix of our average assets under supervision shifted slightly from liquidity products to long-term assets under supervision compared with the first quarter of 2019. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.
Three  Months  Ended  June  2019  versus  June  2018.
Net revenues in Investment Management were $1.59 billion for the second quarter of 2019, 14% lower than the second quarter of 2018, primarily due to significantly lower incentive fees. In addition, transaction revenues were lower. Management and other fees were slightly higher, reflecting higher average assets under supervision, largely offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
During the quarter, total assets under supervision increased $61 billion to $1.66 trillion. Long-term assets under supervision increased $49 billion, including net market appreciation of $32 billion and net inflows of $17 billion (which included $13 billion of inflows in connection with the Rocaton Acquisition), both primarily in fixed income assets. Liquidity products increased $12 billion.
Operating expenses were $1.30 billion for the second quarter of 2019, 8% lower than the second quarter of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $295 million in the second quarter of 2019, 32% lower than the second quarter of 2018.
Six  Months  Ended  June  2019  versus  June  2018.
Net revenues in Investment Management were $3.15 billion for the first half of 2019, 13% lower than the first half of 2018, primarily due to significantly lower incentive fees. In addition, transaction revenues were lower. Management and other fees were essentially unchanged compared with the first half of 2018, reflecting higher average assets under supervision, offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
During the first half of 2019, total assets under supervision increased $118 billion to $1.66 trillion. Long-term assets under supervision increased $128 billion, including net market appreciation of $91 billion, primarily in equity and fixed income assets, and net inflows of $37 billion (which included $13 billion of inflows in connection with the Rocaton acquisition), primarily in fixed income assets. Liquidity products decreased $10 billion.
Operating expenses were $2.62 billion for the first half of 2019, 8% lower than the first half of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $526 million in the first half of 2019, 32% lower than the first half of 2018.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

103	Goldman Sachs June 2019 Form 10-Q

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
Balance Sheet Limits.
The Firmwide Asset Liability Committee and the Risk Governance Committee have the responsibility to review and approve balance sheet limits. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Treasury and our independent risk oversight and control functions on a routine basis. Additionally, the Risk Governance Committee sets aged inventory limits for certain financial instruments as a disincentive to hold inventory over longer periods of time. Requests for changes in limits are evaluated after giving consideration to their impact on our key metrics. Compliance with limits is monitored by our revenue-producing units and Treasury, as well as our independent risk oversight and control functions.
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

Goldman Sachs June 2019 Form 10-Q	104

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
The table below presents our balance sheet allocation.

	As of

$ in millions	June 2019	December 2018
GCLA, segregated assets and other	$293,096	$313,138
Secured client financing	131,793	145,232
Inventory	245,149	204,584
Secured financing agreements	59,863	61,632
Receivables	39,487	42,006
Institutional Client Services	344,499	308,222
Public equity	2,554	1,445
Private equity	19,486	19,985
Total equity	22,040	21,430
Loans receivable	83,769	80,590
Loans, at fair value	13,742	13,416
Total loans	97,511	94,006
Debt securities	13,422	11,215
Other	8,531	7,913
Investing & Lending	141,504	134,564
Total inventory and related assets	486,003	442,786
Other assets	34,011	30,640
Total assets	$944,903	$931,796

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

•
Investing & Lending.
We invest in and originate loans to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, through our Merchant Banking business, in debt securities, loans and public and private equity. We also originate secured and unsecured loans through our digital platforms. Other Investing & Lending primarily includes customer and other receivables.

Equity. The table below presents our equity investments by type and region.

	As of

$ in millions	June 2019	December 2018
Equity Type
Corporate	$17,872	$17,262
Real Estate	4,168	4,168
Total	$22,040	$21,430
Region
Americas	52%	53%
Europe, Middle East and Africa	17%	16%
Asia	31%	31%
Total	100%	100%

The table below presents our equity investments by vintage.

$ in millions	As of June 2019
Equity	$22,040
2012 or earlier	32%
2013 - 2015	33%
2016 - thereafter	35%
Total	100%

105	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loans . The table below presents our loans by type and region.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of June 2019
Loan Type
Corporate loans	$42,950	$ 2,849	$45,799
PWM loans	17,280	7,525	24,805
Commercial real estate loans	11,676	1,720	13,396
Residential real estate loans	5,308	1,058	6,366
Consumer loans	4,754	–	4,754
Other loans	3,013	590	3,603
Allowance for loan losses	(1,212)	–	(1,212)
Total	$83,769	$13,742	$97,511
Region
Americas	65%	11%	76%
Europe, Middle East and Africa	18%	2%	20%
Asia	3%	1%	4%
Total	86%	14%	100%
As of December 2018
Loan Type
Corporate loans	$37,283	$ 2,819	$40,102
PWM loans	17,518	7,250	24,768
Commercial real estate loans	11,441	1,718	13,159
Residential real estate loans	7,284	973	8,257
Consumer loans	4,536	–	4,536
Other loans	3,594	656	4,250
Allowance for loan losses	(1,066)	–	(1,066)
Total	$80,590	$13,416	$94,006
Region
Americas	67%	11%	78%
Europe, Middle East and Africa	16%	2%	18%
Asia	3%	1%	4%
Total	86%	14%	100%

The table below presents the concentration of our secured and unsecured loans by an internally determined public rating agency equivalent.

	Investment- Grade	Non-Investment- Grade	Unrated	Total
As of June 2019
Secured	24%	50%	8%	82%
Unsecured	8%	4%	6%	18%
Total	32%	54%	14%	100%
As of December 2018
Secured	26%	49%	9%	84%
Unsecured	7%	3%	6%	16%
Total	33%	52%	15%	100%

In the table above, unrated loans primarily represents consumer loans, certain Private Wealth Management (PWM) loans and Purchased Credit Impaired loans for which other metrics are used to evaluate the credit quality.

The table below presents our corporate loans, and the concentration by industry.

	As of

$ in millions	June 2019	December 2018
Corporate loans	$45,799	$40,102
Industry
Consumer, Retail & Healthcare	15%	16%
Diversified Industrials	18%	17%
Financial Institutions	10%	10%
Funds	10%	10%
Natural Resources & Utilities	10%	11%
Real Estate	6%	6%
Technology, Media & Telecommunications	17%	18%
Other (including Special Purpose Vehicles)	14%	12%
Total	100%	100%

In the table above, as of both June 2019 and December 2018, corporate loans included approximately 40% of loans related to our relationship lending and investment banking activities, 15% of loans related to collateralized inventory financings and 45% of loans related to other corporate lending activity, including middle market lending.

See Note 9 to the consolidated financial statements for further information about loans receivable.

•
Other Assets.
Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, operating lease right-of-use
assets, income
tax-related
receivables and miscellaneous receivables. Other assets included $15.74 billion as of June 2019 and $13.21 billion as of December 2018, held by consolidated investment entities (CIEs) in connection with our Investing & Lending segment activities. Substantially all of such assets relate to CIEs engaged in real estate investment activities. These entities were funded with liabilities of approximately $8 billion as of June 2019 and $6 billion as of December 2018. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

Goldman Sachs June 2019 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the reconciliation of our balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total
As of June 2019
Cash and cash equivalents	$ 91,092	$ –	$ –	$ –	$ –	$ 91,092
Resale agreements	106,411	13,500	17,728	–	–	137,639
Securities borrowed	14,039	82,284	42,135	–	–	138,458
Loans receivable	–	–	–	83,769	–	83,769
Customer and other receivables	–	36,009	39,487	8,419	–	83,915
Financial instruments owned	76,477	–	245,149	49,316	–	370,942
Other assets	5,077	–	–	–	34,011	39,088
Total assets	$293,096	$131,793	$344,499	$141,504	$34,011	$944,903
As of December 2018
Cash and cash equivalents	$130,547	$ –	$ –	$ –	$ –	$130,547
Resale agreements	87,022	32,389	19,808	39	–	139,258
Securities borrowed	10,382	83,079	41,824	–	–	135,285
Loans receivable	–	–	–	80,590	–	80,590
Customer and other receivables	–	29,764	42,006	7,545	–	79,315
Financial instruments owned	85,187	–	204,584	46,390	–	336,161
Other assets	–	–	–	–	30,640	30,640
Total assets	$313,138	$145,232	$308,222	$134,564	$30,640	$931,796

In the table above:

•	Total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA, segregated assets and other, secured client financing and other assets.

•	See “Balance Sheet Analysis and Metrics” for explanations on the changes in our balance sheet from December 2018 to June 2019.

Balance Sheet Analysis and Metrics
As of June 2019, total assets in our consolidated statements of financial condition were $944.90 billion, an increase of $13.11 billion from December 2018, primarily reflecting increases in financial instruments owned of $34.78 billion, other assets of $8.45 billion and customer and other receivables of $4.60 billion, partially offset by decreases in cash and cash equivalents of $39.46 billion. The increase in financial instruments owned primarily reflected higher client activity in equity securities and
non-U.S.
government obligations. The increase in other assets primarily reflected purchases of held-to-maturity
securities and recognition of operating lease
right-of-use
assets upon adoption of ASU No.
 2016-02.
The increase in customer and other receivables primarily reflected client activity. The decrease in cash and cash equivalents primarily reflected the impact of our activities, including a reduction in our GCLA
.
As of June 2019, total liabilities in our consolidated statements of financial condition were $854.01 billion, an increase of $12.40 billion from December 2018, primarily reflecting increases in deposits of $8.11 billion, unsecured borrowings of $6.14 billion and customer and other payables of $5.04 billion, partially offset by decreases in collateralized financings of $9.48 billion. The increase in deposits reflected an increase in consumer deposits, partially offset by decreases in private bank and institutional deposits. The increase in unsecured borrowings primarily reflected the impact of an increase in global equity prices on certain hybrid financial instruments and the impact of interest rates on unsecured long-term borrowings designated in a hedging relationship, partially offset by net maturities. The increase in customer and other payables primarily reflected client activity. The decrease in collateralized financings reflected the impact of our and clients’ activities.
Our total repurchase agreements, accounted for as collateralized financings, were $70.88 billion as of June 2019 and $78.72 billion as of December 2018, which were 12% lower as of June 2019 and 1% higher as of December 2018 than the daily average amount of repurchase agreements over the respective quarters. As of June 2019, the decrease in our repurchase agreements relative to the daily average during the quarter related to lower client activity at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

107	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our balance sheet and the leverage ratios.

	As of

$ in millions	June 2019	December 2018
Total assets	$944,903	$931,796
Unsecured long-term borrowings	$221,145	$224,149
Total shareholders’ equity	$ 90,892	$ 90,185
Leverage ratio	10.4x	10.3x
Debt to equity ratio	2.4x	2.5x

In the table above:

•	The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of common shareholders’ equity to tangible common shareholders’ equity.

	As of

$ in millions, except per share amounts	June 2019	December 2018
Total shareholders’ equity	$ 90,892	$ 90,185
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	79,689	78,982
Goodwill and identifiable intangible assets	(4,114)	(4,082)
Tangible common shareholders’ equity	$ 75,575	$ 74,900
Book value per common share	$ 214.10	$ 207.36
Tangible book value per common share	$ 203.05	$ 196.64

In the table above:

•	Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible common shareholders’ equity is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

•	Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 372.2 million as of June 2019 and 380.9 million as of December 2018. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a
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
The table below presents information about our funding sources.

	As of

$ in millions	June 2019		December 2018
Deposits	$166,367	26%	$158,257	25%
Collateralized financings	102,481	16%	111,964	18%
Unsecured short-term borrowings	49,643	8%	40,502	7%
Unsecured long-term borrowings	221,145	35%	224,149	36%
Total shareholders’ equity	90,892	15%	90,185	14%
Total funding sources	$630,528	100%	$625,057	100%

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

Goldman Sachs June 2019 Form 10-Q	108

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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of June 2019.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $528 million as of both June 2019 and December 2018.
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
The table below presents our quarterly unsecured long-term borrowings maturity profile as of June 2019.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020	$ –	$ –	$7,164	$6,518	$ 13,682
2021	$ 3,395	$5,437	$7,871	$7,872	24,575
2022	$ 6,376	$6,412	$5,444	$5,986	24,218
2023	$10,712	$4,614	$8,238	$4,350	27,914
2024	$ 6,471	$4,533	$4,491	$2,249	17,744
2025 - thereafter					113,012
Total					$221,145

109	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The weighted average maturity of our unsecured long-term borrowings as of June 2019 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

•
Stress Testing.
Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required under CCAR and DFAST, and are designed to capture our specific vulnerabilities and risks. We provide further information about our stress test processes and a summary of the results on our website as described in “Available Information.”

Goldman Sachs June 2019 Form 10-Q	110

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
With respect to our 2019 CCAR submission, the FRB informed us that it did not object to our capital plan, which includes the return of up to $8.8 billion of capital from the third quarter of 2019 through the second quarter of 2020. The capital plan provides for up to $7.0 billion in repurchases of outstanding common stock and $1.8 billion in total common stock dividends, including an increase in our common stock dividend from $0.85 to $1.25 per share in the third quarter of 2019. We may elect to execute a portion or all of these capital actions based on, among other things, our current and projected capital position, and capital deployment opportunities.
Based on the FRB’s 2019 CCAR results and the proposed stress capital buffer (SCB) rule, we estimate that our CET1 ratio requirement will be between 12.5% to 13.0% (excluding management buffers). This estimate is based on our calculations and our current interpretation of the proposed SCB rule and may change when the rule is finalized and implemented.
We published a summary of our annual DFAST results in June 2019. See “Available Information.”
GS Bank USA was not required to conduct the annual
company-run
stress test in 2019.
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
Capital Attribution.
We assess each of our businesses’ capital usage based on our internal assessment of risks, which incorporates an attribution of all of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our most binding capital constraints. Our most binding capital constraint is based on the results of the FRB’s annual stress test scenarios which include the Standardized risk-based capital and leverage ratios.
We also attribute risk-weighted assets (RWAs) to our business segments. As of June 2019, approximately 55% of RWAs calculated in accordance with the Standardized Capital Rules and approximately 50% of RWAs calculated in accordance with the Basel III Advanced Rules, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based on balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

111	Goldman Sachs June 2019 Form 10-Q

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
As of June 2019, the remaining share authorization under our existing repurchase program was 21.1 million shares. On July 15, 2019, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 50 million shares of common stock pursuant to our existing share repurchase program; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form
 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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
The capital requirements calculated in accordance with the Capital Framework include the risk-based capital buffers and
G-SIB
surcharge. The risk-based capital buffers, applicable to us for 2019, include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the
G-SIB
surcharge applicable to us as of January 2019 is 2.5% based on 2017 financial data. Based on financial data for the six months ended June 2019, our current estimate is that we are above the threshold for the 3.0%
G-SIB
surcharge. The earliest this surcharge could be effective is January 2022. The
G-SIB
surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes. See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.

Goldman Sachs June 2019 Form 10-Q	112

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
of $18.19 billion as of June 2019 and $17.45 billion as of December 2018, which exceeded the amount required by $15.76 billion as of June 2019 and $15.00 billion as of December 2018. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule
 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both June 2019 and December 2018, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of

	June 2019	December 2018
Risk-based capital requirements
CET1 capital ratio	8.7%	8.1%
Tier 1 capital ratio	10.6%	10.1%
Total capital ratio	13.3%	12.7%

In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments, such as the introduction of risk-based capital buffers.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	June 2019	December 2018
Risk-based capital and RWAs
CET1 capital	$ 24,680	$ 23,956
Tier 1 capital	$ 32,980	$ 32,256
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 38,357	$ 37,633
RWAs	$206,635	$200,089
Risk-based capital ratios
CET1 capital ratio	11.9%	12.0%
Tier 1 capital ratio	16.0%	16.1%
Total capital ratio	18.6%	18.8%

In the table above, CET1 capital, Tier 1 capital and Total capital as of June 2019 included
GSI’s profits from December 1, 2018 through June 30, 2019
 (which will be finalized upon
verification by
GSI’s external auditors)  and
these profits
contributed approximately 31 basis points to the risk-based capital ratios.
In November 2016, the European Commission proposed amendments to the CRR to implement a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. The required leverage ratio is expected to become effective for GSI on June 28, 2021. GSI had a leverage ratio of 4.6% as of June 2019 and 4.4% as of December 2018. Tier 1 capital as of June 2019 included
GSI’s profits from December 1, 2018 through June 30, 2019
 (which will be finalized upon verification by GSI’s
external auditors)
and these profits contributed approximately 9 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

113	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. As of June 2019, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2019 and December 2018, these subsidiaries were in compliance with their local capital requirements.
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
Resolution and Recovery Plans.
We are required by the FRB and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the FRB to submit a periodic recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. The FRB and the FDIC did not identify deficiencies in our 2017 resolution plan. However, they did note one shortcoming that we responded to in our most recent resolution plan, which was submitted in June 2019. See “Available Information
.”
In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s most recent resolution plan was submitted in June 2018. In August 2018, the FDIC extended the next resolution plan filing deadline to no sooner than July 1, 2020.
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
The table below presents TLAC and external long-term debt requirements which became effective on January 1, 2019.

Requirements
TLAC to RWAs	22.0%
TLAC to leverage exposure	9.5%
External long-term debt to RWAs	8.5%
External long-term debt to leverage exposure	4.5%

In the table above:

•	The TLAC to RWAs requirement includes (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the 1.5%
G-SIB
surcharge (Method 1) and (iv) the countercyclical capital buffer, which the FRB has set to zero percent.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.

The table below presents information about our TLAC and external long-term debt ratios.

	As of

$ in millions	June 2019	December 2018
TLAC	$ 249,674	$ 254,836
External long-term debt	$ 154,960	$ 160,493
RWAs	$ 558,523	$ 558,111
Leverage exposure	$1,347,117	$1,342,906
TLAC to RWAs	44.7%	45.7%
TLAC to leverage exposure	18.5%	19.0%
External long-term debt to RWAs	27.7%	28.8%
External long-term debt to leverage exposure	11.5%	12.0%

Goldman Sachs June 2019 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•	TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•	RWAs represent Basel III Advanced RWAs. In accordance with the TLAC rules, the higher of Basel III Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•	Leverage exposure consists of average adjusted total assets and certain off-balance-sheet exposures.

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
We
are monitoring the ongoing developments related to Brexit and continue to prepare for anticipated outcomes, including a hard Brexit, with the goal of ensuring that we maintain access to
 E.U. markets and are able to continue to provide products and services to our E.U. clients. See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2018 Form
 10-K
for further information about our plan to manage a hard Brexit scenario.
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. We have created a program that focuses on achieving an orderly transition from IBORs to alternative risk-free reference rates for us and our clients. As part of this transition to alternative risk-free reference rates, during the second quarter of 2019, we issued debt and deposits linked to the Secured Overnight Funding Rate and Sterling Overnight Interbank Average Rate, as well as preferred stock with the rate reset based on
5-year
U.S. Treasury rates. See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2018 Form
 10-K
for further information about our transition program.

115	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Off-Balance-Sheet Arrangements and Contractual Obligations

Off-Balance-Sheet
Arrangements
In the ordinary course of business, we enter into various types of off-balance-sheet
arrangements. Our involvement in these arrangements can take many different forms, including:

•	Purchasing or retaining residual and other interests in special purpose entities, such as mortgage-backed and other asset-backed securitization vehicles;

•	Holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles;

•	Entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps; and

•	Providing guarantees, indemnifications, commitments, letters of credit and representations and warranties.

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
The table below presents where information about our various off-balance-sheet
arrangements may be found in this Form
 10-Q.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs June 2019 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Contractual Obligations
We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our time deposits, secured long-term financings, unsecured long-term borrowings, interest payments and operating lease payments.
Our obligations to make future cash payments also include our commitments and guarantees related to off-balance-
sheet arrangements, which are excluded from the table below. See Note 18 to the consolidated financial statements for further information about such commitments and guarantees.
Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the table below. See Note 24 to the consolidated financial statements for further information about our unrecognized tax benefits.
The table below presents our contractual obligations by type.

As of

$ in millions	June 2019	December 2018
Time deposits	$ 30,650	$ 28,413
Secured long-term financings	$ 10,578	$ 11,878
Unsecured long-term borrowings	$221,145	$224,149
Interest payments	$ 51,941	$ 54,594
Operating lease payments	$ 3,998	$ 2,399

The table below presents our contractual obligations by expiration.

	As of June 2019

$ in millions	Remainder of 2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Time deposits	$ –	$10,200	$12,771	$ 7,679
Secured long-term financings	$ –	$ 4,284	$ 2,788	$ 3,506
Unsecured long-term borrowings	$ –	$38,257	$52,132	$130,756
Interest payments	$3,325	$12,297	$ 8,919	$ 27,400
Operating lease payments	$ 207	$ 622	$ 458	$ 2,711

In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holders are excluded as they are treated as short-term obligations. See Note 15 to the consolidated financial statements for further information about our short-term borrowings.

•	Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

•	As of June 2019, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $7.89 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•	As of June 2019, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of June 2019, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $1.06 billion.

•	Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2019, and includes stated coupons, if any, on structured notes.

•	Operating lease payments include lease commitments for office space that expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 17 to the consolidated financial statements for further information about our operating lease liabilities.

117	Goldman Sachs June 2019 Form 10-Q

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
Our revenue-producing units, as well as Treasury, Operations, Services and Technology, are considered our first line of defense. They are accountable for the outcomes of our risk-generating activities, as well as for assessing and managing those risks within our risk appetite.
Our independent risk oversight and control functions are considered our second line of defense and provide independent assessment, oversight and challenge of the risks taken by our first line of defense, as well as lead and participate in risk committees. Independent risk oversight and control functions include Compliance, Conflicts Resolution, Controllers, Credit Risk, Enterprise Risk, Legal, Liquidity Risk, Market Risk, Model Risk, Operational Risk and Tax.
Internal Audit is considered our third line of defense and reports to the Audit Committee of the Board and administratively to our chief executive officer. Internal Audit includes professionals with a broad range of audit and industry experience, including risk management expertise. Internal Audit is responsible for independently assessing and validating the effectiveness of key controls, including those within the risk management framework, and providing timely reporting to the Audit Committee of the Board, senior management and regulators.

Goldman Sachs June 2019 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The three lines of defense structure promotes the accountability of first line risk takers, provides a framework for effective challenge by the second line and empowers independent review from the third line. In addition, there are other functions, including Human Capital Management, that contribute to our control environment.
Our governance structure provides the protocol and responsibility for decision-making
on risk management issues and ensures implementation of those decisions. We make extensive use of risk committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to manage and mitigate risks.
We maintain strong and proactive communication about risk and we have a culture of collaboration in decision-making among our first and second lines of defense, committees and senior management. While our first line of defense is responsible for management of their risk, we dedicate extensive resources to our second line of defense in order to ensure a strong oversight structure and an appropriate segregation of duties. We regularly reinforce our strong culture of escalation and accountability across all functions.
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
An important part of our risk management process is firmwide stress testing. It allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions. Firmwide stress tests are performed on a regular basis and are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into a single combined scenario. We also perform ad hoc stress tests in anticipation of market events or conditions. Stress tests are also used to assess capital adequacy as part of our capital planning and stress testing process. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for further information.
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
The Risk Governance Committee is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels that reflect our maximum risk appetite. This fosters an ongoing dialogue about risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related
matters. Additionally, through delegated authority from the Risk Governance Committee, Market Risk sets limits at certain product and desk levels, and Credit Risk sets limits for individual counterparties, counterparties and their subsidiaries, industries and countries. Limits are reviewed regularly and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or risk tolerance.
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

119	Goldman Sachs June 2019 Form 10-Q

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
The chart below presents an overview of our risk management governance structure.

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

•
Firmwide New Activity Committee.
The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired
by the head of regulatory controllers and the head of Securities Division Operations, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

Goldman Sachs June 2019 Form 10-Q	120

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

121	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
Firmwide Investment Policy Committee.
The Firmwide Investment Policy Committee reviews, approves, sets policies, and provides oversight for certain illiquid principal investments, including review of risk management and controls for these types of investments. This committee is co-chaired
by the chairman and a
co-head
of our Merchant Banking Division, who are appointed as chairs by our president and chief operating officer and our chief financial officer.

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

•
Firmwide Commitments Committee.
The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired
by the
co-head
of the Industrials Group in our Investment Banking Division, an advisory director, and a managing director in our Investment Banking Division, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs June 2019 Form 10-Q	122

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

We maintain our GCLA across Group Inc., Goldman Sachs Funding LLC (Funding IHC) and Group Inc.’s major broker-dealer and bank subsidiaries, asset types and clearing agents to provide us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances and securities in several of our other entities, primarily for use in specific currencies, entities or jurisdictions where we do not have immediate access to parent company liquidity.
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
Our approach to asset-liability management includes:

•	Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for further information;

123	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. We assess our funding requirements and our ability to liquidate assets in a stressed environment while appropriately managing risk. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for further information about our balance sheet management process and “— Funding Sources — Secured Funding” for further information about asset classes that may be harder to fund on a secured basis; and

•	Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2019, Group Inc. had $30.42 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $40.77 billion invested in GSI, a regulated U.K. broker-dealer; $2.92 billion invested in GSJCL, a regulated Japanese broker-dealer; $32.82 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $3.99 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $116.12 billion of unsubordinated loans (including secured loans of $30.81 billion), and $15.45 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of June 2019. In addition, as of June 2019, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs June 2019 Form 10-Q	124

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
Stress Tests
In order to determine the appropriate size of our GCLA, we use an internal liquidity model, referred to as the Modeled Liquidity Outflow, which captures and quantifies our liquidity risks. We also consider other factors, including, but not limited to, an assessment of our potential intraday liquidity needs through an additional internal liquidity model, referred to as the Intraday Liquidity Model, the results of our long-term stress testing models, our resolution liquidity models and other applicable regulatory requirements and a qualitative assessment of our condition, as well as the financial markets. The results of the Modeled Liquidity Outflow, the Intraday Liquidity Model, the long-term stress testing models and the resolution liquidity models are reported to senior management on a regular basis. We also perform firmwide stress tests. See “Overview and Structure of Risk Management” for information about firmwide stress tests.
Modeled Liquidity Outflow.
Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:

•	Severely challenged market environments, including low consumer and corporate confidence, financial and political instability, adverse changes in market values, including potential declines in equity markets and widening of credit spreads; and

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

The following are key modeling elements of our Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•	A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions, though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis;

•	No issuance of equity or unsecured debt;

•	No support from additional government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on additional sources of funding in a liquidity crisis; and

•	No asset liquidation except relating to GCLA or hedging activities.

The potential contractual and contingent cash and collateral outflows covered in our Modeled Liquidity Outflow include:
Unsecured Funding
•	Contractual: All upcoming maturities of unsecured long-term debt, commercial paper and other unsecured funding products. We assume that we will be unable to issue new unsecured debt or roll over any maturing debt.

•	Contingent: Repurchases of our outstanding long-term debt, commercial paper and hybrid financial instruments in the ordinary course of business as a market maker.

Deposits
•	Contractual: All upcoming maturities of term deposits. We assume that we will be unable to raise new term deposits or roll over any maturing term deposits.

•	Contingent: Partial withdrawals of deposits that have no contractual maturity. The withdrawal assumptions reflect, among other factors, the type of deposit, whether the deposit is insured or uninsured, and our relationship with the depositor.

Secured Funding
•	Contractual: A portion of upcoming contractual maturities of secured funding due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral, counterparty roll probabilities (our assessment of the counterparty’s likelihood of continuing to provide funding on a secured basis at the maturity of the trade) and counterparty concentration.

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

125	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

OTC Derivatives
•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

•	Contingent: Other outflows of cash or collateral related to OTC derivatives, excluding
OTC-cleared,
including the impact of trade terminations, collateral substitutions, collateral disputes, loss of rehypothecation rights, collateral calls or termination payments required by a two-notch
downgrade in our credit ratings, and collateral that has not been called by counterparties, but is available to them.

Exchange-Traded and
OTC-cleared
Derivatives
•	Contingent: Variation margin postings required due to adverse changes in the value of our outstanding exchange-traded and OTC-cleared derivatives.

•	Contingent: An increase in initial margin and guaranty fund requirements by derivative clearing houses.

Customer Cash and Securities
•	Contingent: Liquidity outflows in our prime brokerage business, including withdrawals of customer credit balances, and a reduction in customer short positions, which may serve as a funding source for long positions.

Securities
•	Contingent: Liquidity outflows associated with a reduction or composition change in our short positions, which may serve as a funding source for long positions.

Unfunded Commitments
•	Contingent: Draws on our unfunded commitments. Draw assumptions reflect, among other things, the type of commitment and counterparty.

Other
•	Other large cash outflows that could occur in a stressed environment.

Intraday Liquidity Model.
Our Intraday Liquidity Model measures our intraday liquidity needs using a scenario analysis characterized by the same qualitative elements as our Modeled Liquidity Outflow. The model assesses the risk of increased intraday liquidity requirements during a scenario where access to sources of intraday liquidity may become constrained.
The following are key modeling elements of our Intraday Liquidity Model:

•	Liquidity needs over a one-day settlement period;

•	Delays in receipt of counterparty cash payments;

•	A reduction in the availability of intraday credit lines at our clearing agents and agent banks; and

•	Higher settlement volumes due to an increase in activity.

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
Model Review and Validation
We regularly refine our Modeled Liquidity Outflow, Intraday Liquidity Model and our other stress testing models to reflect changes in market or economic conditions and our business mix. Any changes, including model assumptions, are approved by Treasury and Liquidity Risk. All existing models are reviewed on an annual basis, and significant changes to models and their assumptions are approved by Model Risk prior to implementation. See “Model Risk Management” for further information.
Limits
We use liquidity risk limits at various levels and across liquidity risk types to manage the size of our liquidity exposures. Limits are measured relative to acceptable levels of risk given our liquidity risk tolerance. See “Overview and Structure of Risk Management” for information about the limit approval process.

Goldman Sachs June 2019 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Limits are monitored by Treasury and Liquidity Risk. Liquidity Risk is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded.
GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2019 and December 2018 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	June 2019	March 2019
Denomination
U.S. dollar	$139,266	$150,370
Non-U.S. dollar	86,050	83,395
Total	$225,316	$233,765
Asset Class
Overnight cash deposits	$ 62,037	$ 82,018
U.S. government obligations	90,378	92,802
U.S. agency obligations	11,800	11,754
Non-U.S. government obligations	61,101	47,191
Total	$225,316	$233,765
Entity Type
Group Inc. and Funding IHC	$ 40,222	$ 39,557
Major broker-dealer subsidiaries	91,835	97,990
Major bank subsidiaries	93,259	96,218
Total	$225,316	$233,765

In the table above:

•	The U.S. dollar-denominated GCLA consists of (i) unencumbered U.S. government and agency obligations (including highly liquid U.S. agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits.

•	The
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $204.19 billion for the three months ended June 2019 and $194.48 billion for the three months ended March 2019. We do not consider these assets liquid enough to be eligible for our GCLA
.
Liquidity Regulatory Framework
As a bank holding company (BHC), we are subject to a minimum Liquidity Coverage Ratio (LCR) under the LCR rule approved by the U.S. federal bank regulatory agencies. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100%
 based on the average daily amounts
. We expect that fluctuations in client activity, business mix and the market environment will impact our average LCR.

127	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our LCR.

	For the Three Months Ended

$ in millions	June 2019	March 2019
Total HQLA	$224,564	$232,123
Eligible HQLA	$167,382	$163,598
Net cash outflows	$125,870	$121,894
LCR	133%	134%

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
The following is information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2019, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended June 2019 exceeded the minimum requirement.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2019

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard and Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs June 2019 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of June 2019

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

During the second quarter of 2019, Moody’s changed the outlook for GS Bank USA, GSIB and GSI from negative to stable.
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
Six Months Ended June
 2019.
Our cash and cash equivalents decreased by $39.46 billion to $91.09 billion at the end of the second quarter of 2019, primarily due to net cash used for operating activities. The net cash used for operating activities primarily reflected an increase in financial instruments owned. The increase in financial instruments owned primarily reflected higher client activity in equity securities and
non-U.S.
government obligations.
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

129	Goldman Sachs June 2019 Form 10-Q

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

Goldman Sachs June 2019 Form 10-Q	130

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
Stress Testing.
Stress testing is a method of determining the effect of various hypothetical stress scenarios. We use stress testing to examine risks of specific portfolios, as well as the potential impact of our significant risk exposures. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including firmwide stress tests, sensitivity analysis and scenario analysis. The results of our various stress tests are analyzed together for risk management purposes. See “Overview and Structure of Risk Management” for information about firmwide stress tests.
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
Unlike VaR measures, which have an implied probability because they are calculated at a specified confidence level, there is generally no implied probability that our stress testing scenarios will occur. Instead, stress testing is used to model both moderate and more extreme moves in underlying market factors. When estimating potential loss, we generally assume that our positions cannot be reduced or hedged (although experience demonstrates that we are generally able to do so).

131	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Limits
We use market risk limits at various levels to manage the size of our market exposures. These limits are set based on VaR and on a range of stress tests relevant to our exposures. See “Overview and Structure of Risk Management” for information about the limit approval process.
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
Model Review and Validation
Our VaR and stress testing models are regularly reviewed and enhanced in order to incorporate changes in the composition of positions included in our market risk measures, as well as variations in market conditions. All existing models are reviewed on an annual basis, and significant changes to models and their assumptions are approved by Model Risk prior to implementation. See “Model Risk Management” for further information
.
Metrics
We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business and region. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.
The table below presents our average daily VaR by risk category.

	Three Months Ended			Six Months Ended June

$ in millions	June 2019	March 2019	June 2018	2019	2018
Interest rates	$ 41	$ 43	$ 48	$ 42	$ 51
Equity prices	27	29	33	28	34
Currency rates	10	12	14	11	12
Commodity prices	12	11	13	12	11
Diversification effect	(38)	(40)	(44)	(39)	(39)
Total	$ 52	$ 55	$ 64	$ 54	$ 69

Our average daily VaR decreased to $52 million for the second quarter of 2019 from $55 million for the first quarter of 2019, primarily due to decreases in the interest rates, equity prices and currency rates categories, partially offset by a decrease in the diversification effect. The overall decrease was primarily due to lower levels of volatility.
Our average daily VaR decreased to $52 million for the second quarter of 2019 from $64 million for the second quarter of 2018, primarily due to decreases in the interest rates, equity prices and currency rates categories, partially offset by a decrease in the diversification effect. The overall decrease was primarily due to reduced exposures.
Our average daily VaR decreased to $54 million for the six months ended June 2019 from $69 million for the six months ended June 2018, primarily due to decreases in the interest rates and equity prices categories. The overall decrease was primarily due to reduced exposures.
The table below presents our
period-end
VaR by risk category.

	As of

$ in millions	June 2019	March 2019	June 2018
Interest rates	$ 43	$ 41	$ 48
Equity prices	29	31	33
Currency rates	8	11	12
Commodity prices	14	12	11
Diversification effect	(39)	(38)	(41)
Total	$ 55	$ 57	$ 63

Our daily VaR decreased to $55 million as of June 2019 from $57 million as of March 2019, primarily due to decreases in the currency rates and equity prices categories, partially offset by increases in the interest rates and commodity prices categories. The overall decrease was due to reduced exposures and lower levels of volatility.
Our daily VaR decreased to $55 million as of June 2019 from $63 million as of June 2018, primarily due to decreases in the interest rates, equity prices and currency rates categories, partially offset by an increase in the commodity prices category. The overall decrease was primarily due to reduced exposures.
During the second quarter of 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs June 2019 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our high and low VaR.

	Three Months Ended

	June 2019		March 2019		June 2018

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$54	$35	$52	$35	$60	$40
Equity prices	$34	$23	$38	$25	$41	$25
Currency rates	$16	$ 6	$20	$ 7	$23	$ 7
Commodity prices	$14	$10	$16	$10	$17	$10
Firmwide
VaR	$67	$43	$63	$49	$77	$54

The chart below presents our daily VaR for the six months ended June 2019.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June

$ in millions	2019	2018	2019	2018
>$100	–	3	5	10
$75 - $100	5	8	11	18
$50 - $75	10	17	20	37
$25 - $50	26	17	44	29
$0 - $25	15	17	34	27
$(25) - $0	7	2	10	4
Total	63	64	124	125

Daily
net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during the second quarter of 2019.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	June 2019	March 2019	June 2018
Equity	$1,985	$1,939	$1,905
Debt	2,136	2,031	1,628
Total	$4,121	$3,970	$3,533

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•	Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•	Funded equity and debt positions are included in our consolidated statements of financial condition in financial instruments owned. See Note 6 to the consolidated financial statements for further information about cash instruments.

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

133	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives (including hedges) was a gain of $2 million as of June 2019 and $3 million as of March 2019. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $38 million as of June 2019 and $45 million as of March 2019. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans receivable were $83.77 billion as of June 2019 and $82.67 billion as of March 2019, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $643 million as of June 2019 and $640 million as of March 2019 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.
Other Market Risk Considerations
As of both June 2019 and March 2019, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.
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

Goldman Sachs June 2019 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents certain categories of assets and liabilities in our consolidated statements of financial condition and the market risk measures used to assess those assets and liabilities.

Categories in the Consolidated Statements of Financial Condition	Market Risk Measures
Collateralized agreements, at fair value	VaR
Receivables	VaR Interest Rate Sensitivity
Financial instruments owned	VaR 10% Sensitivity Measures Credit Spread Sensitivity — Derivatives
Deposits, at fair value	VaR Credit Spread Sensitivity — Financial Liabilities
Collateralized financings, at fair value	VaR
Financial instruments sold, but not yet purchased	VaR Credit Spread Sensitivity — Derivatives
Unsecured short-term and long-term borrowings, at fair value	VaR Credit Spread Sensitivity — Financial Liabilities

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

135	Goldman Sachs June 2019 Form 10-Q

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
We use credit risk limits at various levels, as well as underwriting standards to manage the size and nature of our credit exposures. Limits for industries and countries are based on our risk appetite and are designed to allow for regular monitoring, review, escalation and management of credit risk concentrations. See “Overview and Structure of Risk Management” for information about the limit approval process.
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
Stress Tests
We use regular stress tests to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors (e.g., currency rates, interest rates, equity prices). These shocks include a wide range of moderate and more extreme market movements. Some of our stress tests include shocks to multiple risk factors, consistent with the occurrence of a severe market or economic event. In the case of sovereign default, we estimate the direct impact of the default on our sovereign credit exposures, changes to our credit exposures arising from potential market moves in response to the default, and the impact of credit market deterioration on corporate borrowers and counterparties that may result from the sovereign default. Unlike potential exposure, which is calculated within a specified confidence level, with a stress test there is generally no assumed probability of these events occurring. We also perform firmwide stress tests. See “Overview and Structure of Risk Management” for information about firmwide stress tests.
Model Review and Validation
Our potential credit exposure and stress testing models, and any changes to such models or assumptions, are independently reviewed, validated and approved by Model Risk. See “Model Risk Management” for further information.

Goldman Sachs June 2019 Form 10-Q	136

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
Credit Exposures
As of June 2019, our aggregate credit exposure decreased as compared with December 2018, primarily reflecting a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2018, reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the six months ended June 2019 was higher as compared with our credit exposure to counterparties that defaulted during the same prior year period, and substantially all of such exposure was related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the six months ended June 2019 remained low, representing less than 0.5% of our total credit exposure. Estimated losses compared with the same prior year period were higher, but were not material. Our credit exposures are described further below.
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

	As of

$ in millions	June 2019	December 2018
Cash and Cash Equivalents	$67,947	$107,408
Industry
Financial Institutions	23%	16%
Sovereign	77%	84%
Total	100%	100%
Region
Americas	52%	36%
Europe, Middle East and Africa	27%	41%
Asia	21%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	60%	62%
AA	7%	10%
A	31%	27%
BBB	2%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $23.14 billion as of both June 2019 and December 2018.
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

137	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	June 2019	December 2018
OTC derivative assets	$ 41,413	$ 40,576
Collateral (not netted under U.S. GAAP)	(14,750)	(14,278)
Net credit exposure	$ 26,663	$ 26,298
Industry
Consumer, Retail & Healthcare	3%	2%
Diversified Industrials	8%	8%
Financial Institutions	10%	14%
Funds	12%	17%
Municipalities & Nonprofit	8%	7%
Natural Resources & Utilities	13%	13%
Sovereign	27%	25%
Technology, Media & Telecommunications	11%	7%
Other (including Special Purpose Vehicles)	8%	7%
Total	100%	100%
Region
Americas	39%	35%
Europe, Middle East and Africa	53%	55%
Asia	8%	10%
Total	100%	100%

In the table above:

•	OTC derivative assets, included in the consolidated statements of financial condition, are reported on a
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

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2019
Less than 1 year	$ 15,150	$ 4,605	$ 19,755
1 - 5 years	20,311	5,512	25,823
Greater than 5 years	61,840	5,799	67,639
Total	97,301	15,916	113,217
Netting	(78,428)	(8,126)	(86,554)
Net credit exposure	$ 18,873	$ 7,790	$ 26,663
As of December 2018
Less than 1 year	$ 15,697	$ 5,427	$ 21,124
1 - 5 years	21,300	4,091	25,391
Greater than 5 years	51,737	4,191	55,928
Total	88,734	13,709	102,443
Netting	(68,736)	(7,409)	(76,145)
Net credit exposure	$ 19,998	$ 6,300	$ 26,298

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Netting includes counterparty netting across tenor categories and cash and securities collateral that management considers when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP). Counterparty netting within the same tenor category is included within such tenor category.

The tables below present the distribution of our net credit exposure from OTC derivatives by tenor and internally determined public rating agency equivalents.

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of June 2019
Less than 1 year	$ 651	$ 2,011	$ 6,228	$ 6,260	$ 15,150
1 - 5 years	639	3,335	11,046	5,291	20,311
Greater than 5 years	11,683	5,186	23,623	21,348	61,840
Total	12,973	10,532	40,897	32,899	97,301
Netting	(7,945)	(7,786)	(36,310)	(26,387)	(78,428)
Net credit exposure	$ 5,028	$ 2,746	$ 4,587	$ 6,512	$ 18,873
As of December 2018
Less than 1 year	$ 1,262	$ 2,506	$ 6,473	$ 5,456	$ 15,697
1 - 5 years	881	5,192	9,072	6,155	21,300
Greater than 5 years	9,202	3,028	21,415	18,092	51,737
Total	11,345	10,726	36,960	29,703	88,734
Netting	(6,444)	(7,107)	(32,390)	(22,795)	(68,736)
Net credit exposure	$ 4,901	$ 3,619	$ 4,570	$ 6,908	$ 19,998

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of June 2019
Less than 1 year	$ 4,308	$297	$ 4,605
1 - 5 years	5,475	37	5,512
Greater than 5 years	5,778	21	5,799
Total	15,561	355	15,916
Netting	(8,080)	(46)	(8,126)
Net credit exposure	$ 7,481	$309	$ 7,790
As of December 2018
Less than 1 year	$ 5,255	$172	$ 5,427
1 - 5 years	4,053	38	4,091
Greater than 5 years	4,138	53	4,191
Total	13,446	263	13,709
Netting	(7,339)	(70)	(7,409)
Net credit exposure	$ 6,107	$193	$ 6,300

Goldman Sachs June 2019 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.

•
Commercial Lending.
Our commercial lending activities include lending to investment-grade and non-investment-grade
corporate borrowers. Loans and lending commitments associated with these activities are principally used for operating and general corporate purposes or in connection with contingent acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors. Our commercial lending activities also include extending loans to borrowers that are secured by commercial and other real estate.

The table below presents our credit exposure from commercial loans and lending commitments, and the concentration by industry, region and credit quality.

	As of

$ in millions	June 2019	December 2018
Loans and Lending Commitments	$205,517	$200,823
Industry
Consumer, Retail & Healthcare	16%	16%
Diversified Industrials	16%	16%
Financial Institutions	7%	9%
Funds	4%	4%
Natural Resources & Utilities	15%	15%
Real Estate	12%	10%
Technology, Media & Telecommunications	18%	18%
Other (including Special Purpose Vehicles)	12%	12%
Total	100%	100%
Region
Americas	73%	76%
Europe, Middle East and Africa	23%	20%
Asia	4%	4%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	1%
AA	4%	5%
A	13%	14%
BBB	27%	29%
BB or lower	55%	51%
Total	100%	100%

•
PWM, Residential Real Estate and Other Lending.
We extend PWM loans and lending commitments through our private bank, substantially all of which are secured by commercial and residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value.

We also have residential real estate and other lending exposures, which include purchased residential real estate and unsecured consumer loans and commitments to purchase such loans (including distressed loans) and securities.
The table below presents our credit exposure from PWM, residential real estate and other lending, and the concentration by region.

$ in millions	PWM	Residential Real Estate and Other
As of June 2019
Credit Exposure	$26,799	$11,092
Americas	90%	70%
Europe, Middle East and Africa	9%	29%
Asia	1%	1%
Total	100%	100%
As of December 2018
Credit Exposure	$26,775	$11,976
Americas	91%	72%
Europe, Middle East and Africa	7%	27%
Asia	2%	1%
Total	100%	100%

•	Consumer Lending. We originate unsecured consumer loans.

The table below presents our credit exposure from originated unsecured consumer loans and the concentration by the five most concentrated U.S. states.

$ in millions	Consumer
As of June 2019
Credit Exposure	$4,754
California	12%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%
As of December 2018
Credit Exposure	$4,536
California	12%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%

See Note 9 to the consolidated financial statements for further information about the credit quality indicators of consumer loans.

139	Goldman Sachs June 2019 Form 10-Q

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
non-U.S.
government and agency obligations.
The table below presents our credit exposure from secured financing transactions and the concentration by industry, region and credit quality.

	As of

$ in millions	June 2019	December 2018
Secured Financing Transactions	$24,863	$20,979
Industry
Financial Institutions	30%	31%
Funds	37%	33%
Municipalities & Nonprofit	4%	7%
Sovereign	29%	28%
Other (including Special Purpose Vehicles)	–	1%
Total	100%	100%
Region
Americas	32%	33%
Europe, Middle East and Africa	36%	41%
Asia	32%	26%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	18%	11%
AA	31%	34%
A	33%	35%
BBB	12%	10%
BB or lower	6%	10%
Total	100%	100%

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
The table below presents our other credit exposures and the concentration by industry, region and credit quality.

	As of

$ in millions	June 2019	December 2018
Other Credit Exposures	$41,689	$41,649
Industry
Financial Institutions	85%	84%
Funds	9%	7%
Natural Resources & Utilities	2%	4%
Other (including Special Purpose Vehicles)	4%	5%
Total	100%	100%
Region
Americas	46%	44%
Europe, Middle East and Africa	43%	46%
Asia	11%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	3%
AA	51%	47%
A	24%	26%
BBB	9%	8%
BB or lower	12%	16%
Unrated	1%	–
Total	100%	100%

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

Goldman Sachs June 2019 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has led to concerns about its economic stability. As of June 2019, our total credit exposure to Turkey was $1.70 billion, which was substantially all with non-sovereign
counterparties or borrowers. Such exposure consisted of $1.34 billion related to OTC derivatives, $223 million related to secured receivables and $131 million related to loans and lending commitments. After taking into consideration the benefit of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties, our net credit exposure was $181 million. In addition, our total market exposure to Turkey as of June 2019 was $(122) million, which was primarily with sovereign issuers or underliers. Such exposure consisted of $(529) million related to credit derivatives, $310 million related to debt and $97 million related to equities.
Significant depreciation of the Argentine Peso has resulted in higher inflation and has raised concerns about Argentina’s economic stability. As of June 2019, our total credit exposure to Argentina was $589 million, which was primarily with sovereign counterparties or borrowers, and was primarily related to OTC derivatives. After taking into consideration the benefit of Argentine sovereign collateral received, our net credit exposure was $263 million. In addition, our total market exposure to Argentina was $109 million, primarily reflecting debt exposure with sovereign issuers or underliers.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of June 2019, our total credit and market exposure for Venezuela was not material.
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
We use regular stress tests, described above, to calculate the credit exposures, including potential concentrations that would result from applying shocks to counterparty credit ratings or credit risk factors. To supplement these regular stress tests, we also conduct tailored stress tests on an ad hoc basis in response to specific market events that we deem significant. These stress tests are designed to estimate the direct impact of the event on our credit and market exposures resulting from shocks to risk factors including, but not limited to, currency rates, interest rates and equity prices. We also utilize these stress tests to estimate the indirect impact of certain hypothetical events on our country exposures, such as the impact of credit market deterioration on corporate borrowers and counterparties along with the shocks to the risk factors described above. The parameters of these shocks vary based on the scenario reflected in each stress test. We review estimated losses produced by the stress tests in order to understand their magnitude, highlight potential loss concentrations, and assess and mitigate our exposures where necessary.

Operational Risk Management
Overview
Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes, people, systems or from external events. Our exposure to operational risk arises from routine processing errors, as well as extraordinary incidents, such as major systems failures or legal and regulatory matters.

141	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

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
Risk Measurement
We measure our operational risk exposure using both statistical modeling and scenario analyses, which involve qualitative and quantitative assessments of internal and external operational risk event data and internal control factors for each of our businesses. Operational risk measurement also incorporates an assessment of business environment factors, including, but not limited to:

•	Evaluations of the complexity of our business activities;

•	The degree of automation in our processes;

•	New activity information;

•	The legal and regulatory environment; and

•	Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties.

Goldman Sachs June 2019 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The results from these scenario analyses are used to monitor changes in operational risk and to determine business lines that may have heightened exposure to operational risk. These analyses are used in the determination of the appropriate level of operational risk capital to hold. We also perform firmwide stress tests. See “Overview and Structure of Risk Management” for information about firmwide stress tests.
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
We have established operational risk limits and thresholds consistent with our risk appetite statement, as well as escalation protocols. Operational Risk is responsible for monitoring these limits and thresholds, and identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits and thresholds have been exceeded. See “Overview and Structure of Risk Management” for information about the limit and threshold approval process.
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

143	Goldman Sachs June 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Available Information
Our internet address is

www.goldmansachs.com

and the investor relations section of our website is located at

www.goldmansachs.com/investor-relations
, where we make available free of charge, our annual reports on Form
 10-K,

quarterly reports on Form
 10-Q

and current reports on Form
 8-K

and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department (Investor Relations), are our certificate of incorporation and by-laws,

charters for our Audit, Risk, Compensation, Corporate Governance and Nominating, and Public Responsibilities Committees, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer. Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP

financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) DFAST results; (iv) the public portion of our resolution plan submission; (v) our Pillar 3 disclosure; and (vi) our average daily LCR
.
Investor Relations can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail:
gs-investor-relations@gs.com
. We use our website, our Twitter account (
twitter.com/GoldmanSachs
), our Instagram account (
instagram.com/GoldmanSachs
) and other social media channels as additional means of disclosing public information to investors, the media and others. Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this Form 10-Q.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995
We have included in this Form
 10-Q,

and our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.
These statements may relate to, among other things, (i) our future plans and objectives and results, (ii) various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18 to the consolidated financial statements (iii) the results of stress testing, (iv) the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, (v) our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, (vi) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (vii) trends in or growth opportunities for our businesses, including the timing and benefits of business and strategic initiatives and changes in and the importance of the efficiency ratio, (viii) the effect of changes to the regulations applicable to us, as well as our future status, activities or reporting under U.S. or

non-U.S.

banking and financial regulation, (ix) our NSFR and SCB, (x) our investment banking transaction backlog, (xi) our expected tax rate, (xii) the estimated impact of new accounting standards, including the Current Expected Credit Losses (CECL) model, (xiii) the level of our capital actions, (xiv) our expected interest income, (xv) our credit exposures, (xvi) our preparations for Brexit, including our plan to manage a hard Brexit scenario, (xvii) the replacement of LIBOR and other IBORs and the objectives of our program for the transition from IBORs to alternative reference rates, (xviii) the adequacy of our allowance for credit losses, (xix) the projected growth of our U.S. and U.K. retail deposit platforms, (xx) our engagement in transaction banking, (xxi) our planned 2019 benchmark issuances, (xxii) the amount of GCLA we expect to hold, and (xxiii) expenses we may incur, including those associated with investing in our consumer lending, credit card and transaction banking businesses.

Goldman Sachs June 2019 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. It is also possible that our actual capital actions may differ, possibly materially, from those permitted by our CCAR 2019 capital plan. Important factors that could cause our actual results and financial condition and capital actions to differ from those indicated in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2018 Form
 10-K
.
Statements about our investment banking transaction backlog are subject to the risk that such transactions may be modified or may not be completed at all and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.
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
Statements about our NSFR and SCB are based on our current interpretation and expectations of the relevant proposals, and reflect significant assumptions about how our NSFR and SCB are calculated. Our actual NSFR and SCB will depend on the final rules and, for the SCB, the results of the applicable supervisory stress tests, and the methods used to calculate our NSFR and SCB may differ, possibly materially, from those used to calculate our NSFR and SCB for future disclosures.
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
Statements about the timing, costs and benefits of business and strategic initiatives, and the effects of those initiatives on changes in and the importance of our efficiency ratio, are subject to the risk that the actual timing, costs, benefits and effects may differ, possibly materially, from what is currently anticipated due to
, among other things,
changes in our ability to execute these initiatives. For example, statements about transaction banking are based on our current expectations regarding our ability to implement and effectively conduct this activity. As a result, the timing of our ability to engage in, and benefits from, transaction banking may change, possibly materially, from what is expected, and we may be unable to generate the revenues or achieve the anticipated expense savings (and operational risk exposure reductions). Transaction banking and credit cards are new businesses and are subject to the risks associated with new business activities, including the ability to develop new and competitive systems and processes, and hire and retain the necessary personnel.
Statements about planned 2019 benchmark issuances and the amount of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.

145	Goldman Sachs June 2019 Form 10-Q

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
under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule
 13a-15(f)
under the Exchange Act) occurred during the quarter ended June 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule
 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended June 2019.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
2019
April	2,448,132	$203.58	2,444,173	24,892,639
May	3,783,089	$198.89	3,783,089	21,109,550
June	1,381	$195.64	–	21,109,550
Total	6,232,602		6,227,262

In the table above, total shares purchased during April 2019 and June 2019 included 3,959 and 1,381 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
On July 15, 2019, the Board authorized the repurchase of an additional 50 million shares of common stock pursuant to the firm’s existing share repurchase program. Since March 2000, our Board has approved a repurchase program authorizing repurchases of up to 605 million shares of our common stock. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule
 10b5-1),
the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date. Prior to repurchasing common stock, we must receive confirmation that the FRB does not object to such capital action.

Goldman Sachs June 2019 Form 10-Q	146

Item 6.    Exhibits
Exhibits

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of June 18, 2019.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2019 and June 30, 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page
.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Goldman Sachs Group, Inc.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer
Date:		August 5, 2019

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		August 5, 2019

147	Goldman Sachs June 2019 Form 10-Q