Form 10-Q
period 2019-09-30
GOLDMAN SACHS GROUP INC
filed 2019-11-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
of the Exchange Act).
☐
 Yes
☒
 No
As of October 18, 2019, there were 354,087,045 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Goldman Sachs September 2019 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2019	2018	2019	2018
Revenues
Investment banking	$1,687	$1,980	$ 5,360	$ 5,818
Investment management	1,556	1,580	4,469	4,947
Commissions and fees	758	704	2,308	2,361
Market making	2,384	2,281	7,346	8,031
Other principal transactions	930	1,419	3,811	4,603
Total non-interest revenues	7,315	7,964	23,294	25,760
Interest income	5,459	5,061	16,816	14,211
Interest expense	4,451	4,205	13,519	11,435
Net interest income	1,008	856	3,297	2,776
Total net revenues	8,323	8,820	26,591	28,536
Provision for credit losses	291	174	729	452
Operating expenses
Compensation and benefits	2,731	3,019	9,307	10,471
Brokerage, clearing, exchange and distribution fees	853	714	2,438	2,370
Market development	169	167	539	532
Communications and technology	283	250	859	761
Depreciation and amortization	473	317	1,240	951
Occupancy	252	203	711	594
Professional fees	350	310	950	897
Other expenses	505	588	1,556	1,735
Total operating expenses	5,616	5,568	17,600	18,311
Pre-tax earnings	2,416	3,078	8,262	9,773
Provision for taxes	539	554	1,713	1,852
Net earnings	1,877	2,524	6,549	7,921
Preferred stock dividends	84	71	376	383
Net earnings applicable to common shareholders	$1,793	$2,453	$ 6,173	$ 7,538
Earnings per common share
Basic	$ 4.83	$ 6.35	$ 16.43	$ 19.42
Diluted	$ 4.79	$ 6.28	$ 16.32	$ 19.21
Average common shares
Basic	370.0	385.4	374.7	387.4
Diluted	374.3	390.5	378.2	392.3

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Net earnings	$1,877	$2,524	$ 6,549	$ 7,921
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(9)	(3)	2	(3)
Debt valuation adjustment	278	(787)	(1,450)	361
Pension and postretirement liabilities	(5)	(1)	(14)	(6)
Available-for-sale securities	67	(90)	285	(311)
Other comprehensive income/(loss)	331	(881)	(1,177)	41
Comprehensive income	$2,208	$1,643	$ 5,372	$ 7,962

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

	As of

$ in millions	September 2019	December 2018
Assets
Cash and cash equivalents	$ 94,094	$130,547
Collateralized agreements:
Securities purchased under agreements to resell (includes $138,299 and $139,220 at fair value)	138,299	139,258
Securities borrowed (includes $30,003 and $23,142 at fair value)	140,369	135,285
Receivables:
Loans receivable	85,837	80,590
Customer and other receivables (includes $1,677 and $3,189 at fair value)	83,092	79,315
Financial instruments owned (at fair value and includes $71,561 and $55,081 pledged as collateral)	424,989	336,161
Other assets	40,640	30,640
Total assets	$1,007,320	$ 931,796
Liabilities and shareholders’ equity
Deposits (includes $ 21,570 and $ 21,060 at fair value)	$ 182,702	$ 158,257
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	109,438	78,723
Securities loaned (includes $2,622 and $3,241 at fair value)	13,257	11,808
Other secured financings (includes $16,084 and $20,904 at fair value)	17,097	21,433
Customer and other payables	188,161	180,235
Financial instruments sold, but not yet purchased (at fair value)	116,423	108,897
Unsecured short-term borrowings (includes $22,641 and $16,963 at fair value)	51,958	40,502
Unsecured long-term borrowings (includes $47,047 and $46,584 at fair value)	216,878	224,149
Other liabilities (includes $204 and $132 at fair value)	19,394	17,607
Total liabilities	915,308	841,611
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 896,762,705 and 891,356,284 shares issued, and 357,509,026 and 367,741,973 shares outstanding	9	9
Share-based awards	3,052	2,845
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	54,879	54,005
Retained earnings	105,194	100,100
Accumulated other comprehensive income/(loss)	(484)	693
Stock held in treasury, at cost; 539,253,681 and 523,614,313 shares	(81,841)	(78,670)
Total shareholders’ equity	92,012	90,185
Total liabilities and shareholders’ equity	$1,007,320	$ 931,796

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2019 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,203	$ 11,853
Issued	–	–	500	–
Redeemed	–	–	(500)	(650)
Ending balance	11,203	11,203	11,203	11,203
Common stock
Beginning balance	9	9	9	9
Ending balance	9	9	9	9
Share-based awards
Beginning balance	2,930	2,581	2,845	2,777
Issuance and amortization of share-based awards	181	179	1,888	1,170
Delivery of common stock underlying share-based awards	(20)	(22)	(1,617)	(1,170)
Forfeiture of share-based awards	(39)	(20)	(64)	(49)
Exercise of share-based awards	–	(2)	–	(12)
Ending balance	3,052	2,716	3,052	2,716
Additional paid-in capital
Beginning balance	54,865	54,000	54,005	53,357
Delivery of common stock underlying share-based awards	22	28	1,610	1,705
Cancellation of share-based awards in satisfaction of withholding tax requirements	(8)	(16)	(739)	(1,065)
Preferred stock issuance costs, net of reversals upon redemption	–	–	3	15
Ending balance	54,879	54,012	54,879	54,012
Retained earnings
Beginning balance, as previously reported	103,867	95,941	100,100	91,519
Cumulative effect of change in accounting principle for:
Leases, net of tax	–	–	12	–
Revenue recognition from contracts with clients, net of tax	–	–	–	(53)
Beginning balance, adjusted	103,867	95,941	100,112	91,466
Net earnings	1,877	2,524	6,549	7,921
Dividends and dividend equivalents declared on common stock and share-based awards	(466)	(311)	(1,091)	(921)
Dividends declared on preferred stock	(84)	(71)	(369)	(368)
Preferred stock redemption premium	–	–	(7)	(15)
Ending balance	105,194	98,083	105,194	98,083
Accumulated other comprehensive income/(loss)
Beginning balance	(815)	(958)	693	(1,880)
Other comprehensive income/(loss)	331	(881)	(1,177)	41
Ending balance	(484)	(1,839)	(484)	(1,839)
Stock held in treasury, at cost
Beginning balance	(81,167)	(76,177)	(78,670)	(75,392)
Repurchased	(673)	(1,244)	(3,173)	(2,044)
Reissued	1	–	12	16
Other	(2)	(1)	(10)	(2)
Ending balance	(81,841)	(77,422)	(81,841)	(77,422)
Total shareholders’ equity	$ 92,012	$ 86,762	$ 92,012	$ 86,762

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

$ in millions	2019	2018
Cash flows from operating activities
Net earnings	$ 6,549	$ 7,921
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,240	951
Share-based compensation	1,852	1,671
Gain related to extinguishment of unsecured borrowings	–	(160)
Provision for credit losses	729	452
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	3,739	13,043
Collateralized transactions (excluding other secured financings), net	28,039	15,942
Financial instruments owned (excluding available-for-sale securities)	(72,850)	(36,747)
Financial instruments sold, but not yet purchased	7,588	857
Other, net	(4,369)	(1,610)
Net cash provided by/(used for) operating activities	(27,483)	2,320
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(6,397)	(5,947)
Proceeds from sales of property, leasehold improvements and equipment	4,561	2,486
Net cash used for business acquisitions	(803)	(146)
Purchase of investments	(19,541)	(3,224)
Proceeds from sales and paydowns of investments	8,276	361
Loans receivable, net	(5,492)	(10,365)
Net cash used for investing activities	(19,396)	(16,835)
Cash flows from financing activities
Unsecured short-term borrowings, net	1,137	3,638
Other secured financings (short-term), net	(2,705)	3,831
Proceeds from issuance of other secured financings (long-term)	5,095	3,897
Repayment of other secured financings (long-term), including the current portion	(6,431)	(6,761)
Purchase of Trust Preferred securities	(61)	(35)
Proceeds from issuance of unsecured long-term borrowings	18,613	40,603
Repayment of unsecured long-term borrowings, including the current portion	(26,887)	(30,655)
Derivative contracts with a financing element, net	2,710	938
Deposits, net	23,931	12,914
Preferred stock redemption	(500)	(650)
Proceeds from issuance of preferred stock, net of issuance costs	499	–
Common stock repurchased	(3,173)	(2,044)
Settlement of share-based awards in satisfaction of withholding tax requirements	(741)	(1,065)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,460)	(1,289)
Proceeds from issuance of common stock, including exercise of share-based awards	–	13
Other financing, net	399	–
Net cash provided by financing activities	10,426	23,335
Net increase/(decrease) in cash and cash equivalents	(36,453)	8,820
Cash and cash equivalents, beginning balance	130,547	110,051
Cash and cash equivalents, ending balance	$ 94,094	$118,871
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 14,132	$ 12,125
Cash payments for income taxes, net	$ 946	$ 933
See Notes 11, 13 and 16 for information about
non-cash
activities.
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2019 Form 10-Q	4

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
,
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
All references to September 2019, June 2019 and September 2018 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2019, June 30, 2019 and September 30, 2018, respectively. All references to December 2018 refer to the date December 31, 2018. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	6

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment Funds.
The firm has formed investment funds with third-party investors. These funds are typically organized as limited partnerships or limited liability companies for which the firm acts as general partner or manager. Generally, the firm does not hold a majority of the economic interests in these funds. These funds are usually voting interest entities and generally are not consolidated because third-party investors typically have rights to terminate the funds or to remove the firm as general partner or manager. Investments in these funds are generally measured at net asset value (NAV) and are included in financial instruments owned. See Notes 6, 18 and 22 for further information about investments in funds.
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
Revenues from contracts with clients subject to this ASU represent approximately 50% of total non-interest
revenues for each of the three and nine months ended September 2019 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 50% of total non-interest
revenues for the three months ended September 2018 and approximately 45% for the nine months ended September 2018 (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees for each of the three and nine months ended September 2018). Net interest income is not subject to this ASU. See Note 25 for information about net revenues by business segment.
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
Management Fees.
Management fees for mutual funds are calculated as a percentage of daily net asset value and are received monthly. Management fees for hedge funds and separately managed accounts are calculated as a percentage of month-end
net asset value and are generally received quarterly. Management fees for private equity funds are calculated as a percentage of monthly invested capital or committed capital and are received quarterly, semi-annually or annually, depending on the fund. Management fees are recognized over time in the period the services are provided.

7	Goldman Sachs September 2019 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2019, substantially all future net revenues associated with such remaining performance obligations will be recognized through 202
6
. Annual revenues associated with such performance obligations average less than $250 million through 202
6
.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $12.79 billion as of September 2019 and $10.66 billion as of December 2018. Cash and cash equivalents also included interest-bearing deposits with banks of $81.30 billion as of September 2019 and $119.89 billion as of December 2018.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $23.42 billion as of September 2019 and $23.14 billion as of December 2018. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 10 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $55.20 billion as of September 2019 and $53.81 billion as of December 2018, and receivables from brokers, dealers and clearing organizations of $27.89 billion as of September 2019 and $25.50 billion as of December 2018. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions, collateral posted in connection with certain derivative transactions and certain transfers of assets accounted for as secured loans rather than purchases at fair value.

Goldman Sachs September 2019 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Substantially all of these receivables are accounted for at amortized cost net of estimated uncollectible amounts. Certain of the firm’s customer and other receivables are accounted for at fair value under the fair value option, with changes in fair value generally included in market making revenues. See Note 8 for further information about customer and other receivables accounted for at fair value under the fair value option. In addition, the firm’s customer and other receivables included $4.51 billion as of September 2019 and $3.83 billion as of December 2018 of loans held for sale accounted for at the lower of cost or fair value. See Note 5 for an overview of the firm’s fair value measurement policies. As of both September 2019 and December 2018, the carrying value of receivables not accounted for at fair value generally approximated fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2019 and December 2018. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.30 billion as of September 2019 and $1.94 billion as of December 2018. As of both September 2019 and December 2018 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $180.91 billion as of September 2019 and $173.99 billion as of December 2018, and payables to brokers, dealers and clearing organizations of $7.25 billion as of September 2019 and $6.24 billion as of December 2018. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2019 and December 2018. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	10

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
Measurement of Credit Losses on Financial Instruments (ASC 326).
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) —
Measurement of Credit Losses on Financial Instruments.” This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (CECL) model and amending certain aspects of accounting for purchased financial assets with deterioration in credit quality since origination (Purchased Credit Deteriorated or PCD loans).
Under CECL, the allowance for losses for financial assets that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, would be recognized in earnings. For PCD loans, an initial allowance would be recorded for expected credit losses and recognized as an increase to the purchase price rather than as an expense. The ASU eliminates the existing accounting guidance for Purchased Credit Impaired (PCI) loans. The ASU also allows for a one-time irrevocable fair value option election on the date of adoption for financial instruments (except held
-
to
-
maturity securities) that would otherwise be in the scope of this ASU.
The ASU is effective for the firm in January 2020 under a modified retrospective approach.
Expected credit losses, including losses on off-balance-sheet exposures, such as lending commitments, will be measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.
The firm has completed development of credit loss models for significant loan portfolios and continues to test these models, validate data inputs, and refine the policies, systems and controls that will be required to implement CECL. Based on the work completed to date, the current loan portfolio and the weighted average of a range of current forecasts of future economic conditions, the firm estimates that the allowance for credit losses will increase by approximately
$600 million to $800 million
when CECL is adopted. The estimated increase is driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios and will also take into account forecasts of expected future economic conditions. This increased allowance will not impact the firm’s realized losses in these loan portfolios. In addition, to the extent that the firm does not elect the fair value option on certain PCD loans, an allowance will be recorded for such loans with a corresponding increase to their gross carrying value. Ultimately, the extent of the impact of adoption of this ASU on the firm’s consolidated financial statements may vary and will depend on, among other things, the economic environment, the completion of the firm’s models, policies and other management judgments, and the size and type of loan portfolios held by the firm on the date of adoption.
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

11	Goldman Sachs September 2019 Form 10-Q

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
The table below presents financial instruments owned and financial instruments sold, but not yet purchased.

$ in millions	Financial Instruments Owned	Financial Instruments Sold, But Not Yet Purchased
As of September 2019
Money market instruments	$ 3,715	$ –
Government and agency obligations:
U.S.	131,500	12,374
Non-U.S.	55,657	23,438
Loans and securities backed by:
Commercial real estate	3,713	28
Residential real estate	14,717	7
Corporate debt instruments	39,042	8,660
State and municipal obligations	1,233	2
Other debt obligations	1,708	–
Equity securities	116,047	26,193
Commodities	3,553	–
Investments in funds at NAV	4,232	–
Total cash instruments	375,117	70,702
Derivatives	49,872	45,721
Total	$424,989	$116,423
As of December 2018
Money market instruments	$ 2,635	$ –
Government and agency obligations:
U.S.	110,616	5,080
Non-U.S.	43,607	25,347
Loans and securities backed by:
Commercial real estate	3,369	–
Residential real estate	12,949	1
Corporate debt instruments	31,207	10,411
State and municipal obligations	1,233	–
Other debt obligations	1,864	1
Equity securities	76,170	25,463
Commodities	3,729	–
Investments in funds at NAV	3,936	–
Total cash instruments	291,315	66,303
Derivatives	44,846	42,594
Total	$336,161	$108,897
Gains and Losses from Market Making and Other Principal Transactions
The table below presents market making revenues by major product type and other principal transactions revenues.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Interest rates	$ (683)	$ 13	$ 1,236	$ (2,304)
Credit	245	292	696	1,158
Currencies	2,126	373	3,393	3,868
Equities	767	1,520	1,934	4,681
Commodities	(71)	83	87	628
Market making	2,384	2,281	7,346	8,031
Other principal transactions	930	1,419	3,811	4,603
Total	$3,314	$3,700	$11,157	$12,634
In the table above:

•	Gains/(losses) include both realized and unrealized gains and losses, and are primarily related to the firm’s financial instruments owned and financial instruments sold, but not yet purchased, including both derivative and non-derivative
financial instruments.

•	Gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

•	Gains/(losses) on other principal transactions are included in the firm’s Investing & Lending segment. See Note 25 for net revenues, including net interest income, by product type for Investing & Lending, as well as the amount of net interest income included in Investing & Lending.

•	Gains/(losses) are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making and client facilitation strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives across product types are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash instruments and derivatives across product types has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

Goldman Sachs September 2019 Form 10-Q	12

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

	As of

$ in millions	September 2019	June 2019	December 2018
Total level 1 financial assets	$ 238,670	$196,854	$170,463
Total level 2 financial assets	396,122	368,056	354,515
Total level 3 financial assets	23,494	22,787	22,181
Investments in funds at NAV	4,232	4,086	3,936
Counterparty and cash collateral netting	(67,550)	(56,747)	(49,383)
Total financial assets at fair value	$ 594,968	$535,036	$501,712
Total assets	$1,007,320	$944,903	$931,796
Total level 3 financial assets divided by:
Total assets	2.3%	2.4%	2.4%
Total financial assets at fair value	3.9%	4.3%	4.4%
Total level 1 financial liabilities	$ 59,545	$ 56,715	$ 54,151
Total level 2 financial liabilities	299,001	251,854	258,335
Total level 3 financial liabilities	25,778	25,194	23,804
Counterparty and cash collateral netting	(48,295)	(43,395)	(39,786)
Total financial liabilities at fair value	$ 336,029	$290,368	$296,504
Total level 3 financial liabilities divided by total financial liabilities at fair value	7.7%	8.7%	8.0%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

The table below presents a summary of level 3 financial assets.

	As of

$ in millions	September 2019	June 2019	December 2018
Cash instruments	$ 18,386	$ 18,023	$ 17,227
Derivatives	5,108	4,762	4,948
Other financial assets	–	2	6
Total	$ 23,494	$ 22,787	$ 22,181

Level 3 financial assets as of September 2019 increased compared with both June 2019 and December 2018, primarily reflecting an increase in level 3 cash instruments. See Notes 6 through 8 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and financial liabilities, and transfers in and out of level 3).

13	Goldman Sachs September 2019 Form 10-Q

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
Loans and Securities Backed by Commercial Real Estate.
Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single commercial real estate property or a portfolio of properties, and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

•	Market yields implied by transactions of similar or related assets and/or current levels and changes in market indices, such as the CMBX (an index that tracks the performance of commercial mortgage bonds);

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	A measure of expected future cash flows in a default scenario (recovery rates) implied by the value of the underlying collateral, which is mainly driven by current performance of the underlying collateral, capitalization rates and multiples. Recovery rates are expressed as a percentage of notional or face value of the instrument and reflect the benefit of credit enhancements on certain instruments; and

•	Timing of expected future cash flows (duration) which, in certain cases, may incorporate the impact of other unobservable inputs (e.g., prepayment speeds).

Goldman Sachs September 2019 Form 10-Q	14

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

•	Market yields implied by transactions of similar or related assets and/or current levels and trends of market indices;

•	Current performance and recovery assumptions and, where the firm uses credit default swaps to value the related cash instrument, the cost of borrowing the underlying reference obligation; and

•	Duration.

15	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Cash Instruments by Level
The table below presents cash instrument assets and liabilities at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2019
Assets
Money market instruments	$ 1,545	$ 2,170	$ –	$ 3,715
Government and agency obligations:
U.S.	100,276	31,204	20	131,500
Non-U.S.	42,386	13,186	85	55,657
Loans and securities backed by:
Commercial real estate	–	2,891	822	3,713
Residential real estate	–	14,254	463	14,717
Corporate debt instruments	1,228	33,026	4,788	39,042
State and municipal obligations	–	1,194	39	1,233
Other debt obligations	–	1,067	641	1,708
Equity securities	93,227	11,292	11,528	116,047
Commodities	–	3,553	–	3,553
Subtotal	$238,662	$113,837	$18,386	$370,885
Investments in funds at NAV				4,232
Total cash instrument assets				$375,117
Liabilities
Government and agency obligations:
U.S.	$ (12,326)	$ (48)	$ –	$ (12,374)
Non-U.S.	(21,350)	(2,087)	(1)	(23,438)
Loans and securities backed by:
Commercial real estate	–	(27)	(1)	(28)
Residential real estate	–	(6)	(1)	(7)
Corporate debt instruments	(59)	(8,381)	(220)	(8,660)
State and municipal obligations	–	(2)	–	(2)
Equity securities	(25,796)	(380)	(17)	(26,193)
Total cash instrument liabilities	$ (59,531)	$ (10,931)	$ (240)	$ (70,702)
As of December 2018
Assets
Money market instruments	$ 1,489	$ 1,146	$ –	$ 2,635
Government and agency obligations:
U.S.	82,264	28,327	25	110,616
Non-U.S.	33,231	10,366	10	43,607
Loans and securities backed by:
Commercial real estate	–	2,350	1,019	3,369
Residential real estate	–	12,286	663	12,949
Corporate debt instruments	468	26,515	4,224	31,207
State and municipal obligations	–	1,210	23	1,233
Other debt obligations	–	1,326	538	1,864
Equity securities	52,989	12,456	10,725	76,170
Commodities	–	3,729	–	3,729
Subtotal	$170,441	$ 99,711	$17,227	$287,379
Investments in funds at NAV				3,936
Total cash instrument assets				$291,315
Liabilities
Government and agency obligations:
U.S.	$ (5,067)	$ (13)	$ –	$ (5,080)
Non-U.S.	(23,872)	(1,475)	–	(25,347)
Loans and securities backed by residential real estate	–	(1)	–	(1)
Corporate debt instruments	(4)	(10,376)	(31)	(10,411)
Other debt obligations	–	(1)	–	(1)
Equity securities	(25,147)	(298)	(18)	(25,463)
Total cash instrument liabilities	$ (54,090)	$ (12,164)	$ (49)	$ (66,303)

In the table above:

•	Cash instrument assets are included in financial instruments owned and cash instrument liabilities are included in financial instruments sold, but not yet purchased.

•	Cash instrument assets are shown as positive amounts and cash instrument liabilities are shown as negative amounts.

•	Money market instruments includes commercial paper, certificates of deposit and time deposits, substantially all of which have a maturity of less than one year.

•	Corporate debt instruments includes corporate loans and debt securities.

•	Equity securities includes public and private equities, exchange-traded funds and convertible debentures. Such securities include investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.02 billion as of September 2019 and $7.91 billion as of December 2018. As of both September 2019 and December 2018, level 3 equity securities primarily consisted of private equity securities.

Significant Unobservable Inputs
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	September 2019		December 2018
Loans and securities backed by commercial real estate
Level 3 assets	$ 822		$ 1,019
Yield	4.1 % to 21.7% (10.6%	)	6.9% to 22.5% (12.4%	)
Recovery rate	5.5% to 89.3% (48.6%	)	9.7% to 78.4% (42.9%	)
Duration (years)	0.3 to 6.2 (3.3)		0.4 to 7.1 (3.7)
Loans and securities backed by residential real estate
Level 3 assets	$ 463		$ 663
Yield	0.9% to 14.0% (8.5%	)	2.6% to 19.3% (9.2%	)
Cumulative loss rate	2.8% to 47.2% (33.3%	)	8.3% to 37.7% (19.2%	)
Duration (years)	1.0 to 12.9 (5.3)		1.4 to 14.0 (6.7)
Corporate debt instruments
Level 3 assets	$ 4,788		$ 4,224
Yield	1.2% to 29.4% (12.0%	)	0.7% to 32.3% (11.9%	)
Recovery rate	0.0% to 78.0% (52.6%	)	0.0% to 78.0% (57.8%	)
Duration (years)	0.6 to 6.0 (3.2)		0.4 to 13.5 (3.4)
Equity securities
Level 3 assets	$ 11,528		$ 10,725
Multiples	0.5 x to 27.0x (7.6x	)	1.0x to 23.6x (8.1x	)
Discount rate/yield	6.5% to 22.5% (13.5%	)	6.5% to 22.1% (14.3%	)
Capitalization rate	3.6% to 15.0% (5.8%	)	3.5% to 12.3% (6.1%	)
Other cash instruments
Level 3 assets	$ 785		$ 596
Yield	3.5% to 16.0% (13.8%	)	4.1% to 11.5% (9.2%	)
Duration (years)	1.6 to 4.8 (2.9)		2.2 to 4.8 (2.8)

Goldman Sachs September 2019 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the cash instruments.

•	The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one cash instrument. For example, the highest multiple for private equity securities is appropriate for valuing a specific private equity security but may not be appropriate for valuing any other private equity security. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 cash instruments.

•	Increases in yield, discount rate, capitalization rate, duration or cumulative loss rate used in the valuation of level 3 cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2019 and December 2018. Due to the distinctive nature of each level 3 cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans and securities backed by commercial and residential real estate, corporate debt instruments and other cash instruments are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.

•	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 cash instrument assets and liabilities.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Total cash instrument assets
Beginning balance	$18,023	$16,216	$17,227	$15,395
Net realized gains/(losses)	68	122	224	350
Net unrealized gains/(losses)	5	481	643	585
Purchases	616	581	1,739	1,685
Sales	(360)	(249)	(1,547)	(1,871)
Settlements	(711)	(605)	(1,584)	(1,487)
Transfers into level 3	1,494	1,289	3,234	3,848
Transfers out of level 3	(749)	(1,170)	(1,550)	(1,840)
Ending balance	$18,386	$16,665	$18,386	$16,665
Total cash instrument liabilities
Beginning balance	$ (211)	$ (53)	$ (49)	$ (68)
Net realized gains/(losses)	(2)	–	1	4
Net unrealized gains/(losses)	(72)	(3)	(207)	2
Purchases	15	17	22	26
Sales	(16)	(30)	(19)	(44)
Settlements	12	1	30	17
Transfers into level 3	(4)	(17)	(24)	(9)
Transfers out of level 3	38	19	6	6
Ending balance	$ (240)	$ (66)	$ (240)	$ (66)

In the table above:

•	Changes in fair value are presented for all cash instrument assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a cash instrument asset or liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 cash instrument assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 cash instrument liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•	Level 3 cash instruments are frequently economically hedged with level 1 and level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 cash instruments and/or level 1, level 2 or level 3 derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

17	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Loans and securities backed by commercial real estate
Beginning balance	$ 910	$ 1,094	$ 1,019	$ 1,126
Net realized gains/(losses)	18	16	45	58
Net unrealized gains/(losses)	(34)	4	(38)	(25)
Purchases	3	22	52	105
Sales	(38)	(49)	(133)	(125)
Settlements	(88)	(49)	(261)	(248)
Transfers into level 3	53	44	157	275
Transfers out of level 3	(2)	(125)	(19)	(209)
Ending balance	$ 822	$ 957	$ 822	$ 957
Loans and securities backed by residential real estate
Beginning balance	$ 463	$ 789	$ 663	$ 668
Net realized gains/(losses)	9	12	24	41
Net unrealized gains/(losses)	16	21	39	17
Purchases	36	22	141	84
Sales	(109)	(75)	(233)	(192)
Settlements	(33)	(61)	(107)	(130)
Transfers into level 3	120	17	45	237
Transfers out of level 3	(39)	(73)	(109)	(73)
Ending balance	$ 463	$ 652	$ 463	$ 652
Corporate debt instruments
Beginning balance	$ 4,680	$ 3,391	$ 4,224	$ 3,270
Net realized gains/(losses)	47	52	108	137
Net unrealized gains/(losses)	(31)	25	112	(10)
Purchases	257	278	730	693
Sales	(127)	(65)	(401)	(325)
Settlements	(239)	(281)	(520)	(648)
Transfers into level 3	593	830	928	1,201
Transfers out of level 3	(392)	(341)	(393)	(429)
Ending balance	$ 4,788	$ 3,889	$ 4,788	$ 3,889
Equity securities
Beginning balance	$11,281	$10,561	$10,725	$ 9,904
Net realized gains/(losses)	23	42	55	109
Net unrealized gains/(losses)	116	429	557	591
Purchases	201	226	568	729
Sales	(68)	(46)	(735)	(1,180)
Settlements	(319)	(205)	(571)	(392)
Transfers into level 3	590	393	1,952	2,133
Transfers out of level 3	(296)	(629)	(1,023)	(1,123)
Ending balance	$11,528	$10,771	$11,528	$10,771
Other cash instruments
Beginning balance	$ 689	$ 381	$ 596	$ 427
Net realized gains/(losses)	(29)	–	(8)	5
Net unrealized gains/(losses)	(62)	2	(27)	12
Purchases	119	33	248	74
Sales	(18)	(14)	(45)	(49)
Settlements	(32)	(9)	(125)	(69)
Transfers into level 3	138	5	152	2
Transfers out of level 3	(20)	(2)	(6)	(6)
Ending balance	$ 785	$ 396	$ 785	$ 396

Level 3 Rollforward Commentary
Three Months Ended September 2019.
The net realized and unrealized gains on level 3 cash instrument assets of $73 million (reflecting $68 million of net realized gains and $5 million of net unrealized gains) for the three months ended September 2019 included gains/(losses) of $
(
157
)
million reported in market making, $139 million reported in other principal transactions and $91 million reported in interest income.
The drivers of the net unrealized gains on level 3 cash instrument assets for the three months ended September 2019 w ere
 not material.
Transfers into level 3 during the three months ended September 2019 primarily reflected transfers of certain corporate debt instruments and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 during the three months ended September 2019 primarily reflected transfers of certain corporate debt instruments and private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Nine Months Ended September 2019.
The net realized and unrealized gains on level 3 cash instrument assets of $867 million (reflecting $224 million of net realized gains and $643 million of net unrealized gains) for the nine months ended September 2019 included gains/(losses) of $(140) million reported in market making, $743 million reported in other principal transactions and $264 million reported in interest income.
The net unrealized gains on level 3 cash instrument assets for the nine months ended September 2019 primarily reflected gains on private equity securities, principally driven by corporate performance
.
Transfers into level 3 during the nine months ended September 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market
transactions in these instruments
.
Transfers out of level 3 during the nine months ended September 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments
.

Goldman Sachs September 2019 Form 10-Q	18

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
available-for-sale
by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2019
Less than 5 years	$14,572	$14,576	1.59%
Greater than 5 years	4,580	4,802	2.17%
Total	$19,152	$19,378	1.73%
As of December 2018
Less than 5 years	$ 5,954	$ 5,879	2.10%
Greater than 5 years	6,231	6,153	2.44%
Total	$12,185	$12,032	2.28%
In the table above:

•	Available-for-sale securities consists of U.S. government obligations that were classified in level 1 of the fair value hierarchy as of both September 2019 and December 2018.

•	The firm sold $8.08
billion of available-for-sale securities during the nine months ended September 2019. The realized gains on sales of such securities were
$131 million for the nine months ended September 2019, and were included in the consolidated statements of earnings. The sales and realized gains for the year ended December 2018 were not material.

•	The gross unrealized gains included in accumulated other comprehensive income/(loss) were $275 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of
September 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were $153 million as of December 2018 and were related to securities in a continuous unrealized loss position for greater than a year.

•
Available-for-sale
securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during both the nine months ended September 2019 and September 2018.

19	Goldman Sachs September 2019 Form 10-Q

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2019
Private equity funds	$2,751	$ 746
Credit funds	891	831
Hedge funds	136	–
Real estate funds	454	201
Total	$4,232	$1,778
As of December 2018
Private equity funds	$2,683	$ 809
Credit funds	548	1,099
Hedge funds	161	–
Real estate funds	544	203
Total	$3,936	$2,111
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

Goldman Sachs September 2019 Form 10-Q	20

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
Options
.
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

	As of September 2019		As of December 2018
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 873	$ 1,381	$ 760	$ 1,553
OTC-cleared	14,141	13,047	5,040	3,552
Bilateral OTC	316,126	292,278	227,274	211,091
Total interest rates	331,140	306,706	233,074	216,196
OTC-cleared	6,355	6,530	4,778	4,517
Bilateral OTC	14,640	14,178	14,658	13,784
Total credit	20,995	20,708	19,436	18,301
Exchange-traded	14	13	11	16
OTC-cleared	446	407	656	800
Bilateral OTC	95,382	93,025	85,772	87,953
Total currencies	95,842	93,445	86,439	88,769
Exchange-traded	3,757	3,395	4,445	4,093
OTC-cleared	204	226	433	439
Bilateral OTC	7,986	11,754	12,746	15,595
Total commodities	11,947	15,375	17,624	20,127
Exchange-traded	13,936	14,671	13,431	11,765
Bilateral OTC	32,080	35,693	34,687	40,668
Total equities	46,016	50,364	48,118	52,433
Subtotal	505,940	486,598	404,691	395,826
Accounted for as hedges
OTC-cleared	2	–	2	–
Bilateral OTC	3,890	–	3,024	7
Total interest rates	3,892	–	3,026	7
OTC-cleared	30	15	25	53
Bilateral OTC	164	7	54	61
Total currencies	194	22	79	114
Subtotal	4,086	22	3,105	121
Total gross fair value	$ 510,026	$ 486,620	$ 407,796	$ 395,947
Offset in consolidated statements of financial condition
Exchange-traded	$ (15,524)	$ (15,524)	$ (14,377)	$ (14,377)
OTC-cleared	(19,497)	(19,497)	(8,888)	(8,888)
Bilateral OTC	(358,411)	(358,411)	(290,961)	(290,961)
Counterparty netting	(393,432)	(393,432)	(314,226)	(314,226)
OTC-cleared	(1,230)	(333)	(1,389)	(164)
Bilateral OTC	(65,492)	(47,134)	(47,335)	(38,963)
Cash collateral netting	(66,722)	(47,467)	(48,724)	(39,127)
Total amounts offset	$ (460,154)	$ (440,899)	$ (362,950)	$(353,353)
Included in consolidated statements of financial condition
Exchange-traded	$ 3,056	$ 3,936	$ 4,270	$ 3,050
OTC-cleared	451	395	657	309
Bilateral OTC	46,365	41,390	39,919	39,235
Total	$ 49,872	$ 45,721	$ 44,846	$ 42,594
Not offset in consolidated statements of financial condition
Cash collateral	$ (1,288)	$ (1,712)	$ (614)	$ (1,328)
Securities collateral	(15,415)	(12,639)	(12,740)	(8,414)
Total	$ 33,169	$ 31,370	$ 31,492	$ 32,852

21	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Notional Amounts as of

$ in millions	September 2019	December 2018
Not accounted for as hedges
Exchange-traded	$ 6,116,221	$ 5,139,159
OTC-cleared	20,158,357	14,290,327
Bilateral OTC	12,470,235	12,858,248
Total interest rates	38,744,813	32,287,734
OTC-cleared	421,052	394,494
Bilateral OTC	750,857	762,653
Total credit	1,171,909	1,157,147
Exchange-traded	5,490	5,599
OTC-cleared	131,956	113,360
Bilateral OTC	7,567,048	6,596,741
Total currencies	7,704,494	6,715,700
Exchange-traded	269,709	259,287
OTC-cleared	1,621	1,516
Bilateral OTC	240,621	244,958
Total commodities	511,951	505,761
Exchange-traded	910,044	635,988
Bilateral OTC	1,148,043	1,070,211
Total equities	2,058,087	1,706,199
Subtotal	50,191,254	42,372,541
Accounted for as hedges
OTC-cleared	117,810	85,681
Bilateral OTC	10,904	12,022
Total interest rates	128,714	97,703
OTC-cleared	4,322	2,911
Bilateral OTC	7,668	8,089
Total currencies	11,990	11,000
Subtotal	140,704	108,703
Total notional amounts	$50,331,958	$ 42,481,244

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•	Total gross fair value of derivatives included derivative assets of $10.57 billion as of September 2019 and $10.68 billion as of December 2018, and derivative liabilities of $14.46 billion as of September 2019 and $14.58 billion as of December 2018, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

Goldman Sachs September 2019 Form 10-Q	22

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

23	Goldman Sachs September 2019 Form 10-Q

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
Fair Value of Derivatives by Level
The table below presents the fair value of derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2019
Assets
Interest rates	$ 2	$ 334,415	$ 615	$ 335,032
Credit	–	17,322	3,673	20,995
Currencies	–	95,792	244	96,036
Commodities	–	11,480	467	11,947
Equities	6	45,024	986	46,016
Gross fair value	8	504,033	5,985	510,026
Counterparty netting in levels	–	(391,727)	(877)	(392,604)
Subtotal	$ 8	$ 112,306	$ 5,108	$ 117,422
Cross-level counterparty netting				(828)
Cash collateral netting				(66,722)
Net fair value				$ 49,872
Liabilities
Interest rates	$ (5)	$ (306,136)	$ (565)	$ (306,706)
Credit	–	(18,935)	(1,773)	(20,708)
Currencies	–	(93,037)	(430)	(93,467)
Commodities	–	(15,069)	(306)	(15,375)
Equities	(9)	(48,107)	(2,248)	(50,364)
Gross fair value	(14)	(481,284)	(5,322)	(486,620)
Counterparty netting in levels	–	391,727	877	392,604
Subtotal	$ (14)	$ (89,557)	$ (4,445)	$ (94,016)
Cross-level counterparty netting				828
Cash collateral netting				47,467
Net fair value				$ (45,721)
As of December 2018
Assets
Interest rates	$ 12	$ 235,680	$ 408	$ 236,100
Credit	–	15,992	3,444	19,436
Currencies	–	85,837	681	86,518
Commodities	–	17,193	431	17,624
Equities	10	47,168	940	48,118
Gross fair value	22	401,870	5,904	407,796
Counterparty netting in levels	–	(312,611)	(956)	(313,567)
Subtotal	$ 22	$ 89,259	$ 4,948	$ 94,229
Cross-level counterparty netting				(659)
Cash collateral netting				(48,724)
Net fair value				$ 44,846
Liabilities
Interest rates	$ (24)	$ (215,662)	$ (517)	$ (216,203)
Credit	–	(16,529)	(1,772)	(18,301)
Currencies	–	(88,663)	(220)	(88,883)
Commodities	–	(19,808)	(319)	(20,127)
Equities	(37)	(49,910)	(2,486)	(52,433)
Gross fair value	(61)	(390,572)	(5,314)	(395,947)
Counterparty netting in levels	–	312,611	956	313,567
Subtotal	$ (61)	$ (77,961)	$ (4,358)	$ (82,380)
Cross-level counterparty netting				659
Cash collateral netting				39,127
Net fair value				$ (42,594)

Goldman Sachs September 2019 Form 10-Q	24

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of

$ in millions, except inputs	September 2019	December 2018
Interest rates, net	$50	$(109)
Correlation	(53)% to 81% (51%/60%)	(10)% to 86% (66%/64%)
Volatility (bps)	31 to 150 (79/76)	31 to 150 (74/65)
Credit, net	$1,900	$1,672
Credit spreads (bps)	1 to 559 (89/54)	1 to 810 (109/63)
Upfront credit points	2 to 98 (39/32)	2 to 99 (44/40)
Recovery rates	25% to 60% (36%/38%)	25% to 70% (40%/40%)
Currencies, net	$(186)	$461
Correlation	20% to 70% (37%/36%)	10% to 70% (40%/36%)
Commodities, net	$161	$112
Volatility	11% to 80% (26%/25%)	10% to 75% (28%/27%)
Natural gas spread	$(1.93) to $3.47 ($(0.19)/$(0.19))	$(2.32) to $4.68 ($(0.26)/$(0.30))
Oil spread	$ (9.05) to $ 23.94 ($ 4.20 /$ 2.72 )	$ (3.44) to $ 16.62 ($ 4.53 /$ 3.94 )
Equities, net	$ (1,262)	$ (1,546)
Correlation	(70)% to 96% (44%/44%)	(68)% to 97% (48%/51%)
Volatility	2% to 84% (15%/8%)	3% to 102% (20%/18%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•	Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. For example, the difference between the average and the median for credit spreads indicates that the majority of the inputs fall in the lower end of the range.

•	The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 derivatives.

•	Interest rates, currencies and equities derivatives are valued using option pricing models, credit derivatives are valued using option pricing, correlation and discounted cash flow models, and commodities derivatives are valued using option pricing and discounted cash flow models.

•	The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

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

25	Goldman Sachs September 2019 Form 10-Q

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

Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs
The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation, as of each period-end:

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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Total level 3 derivatives
Beginning balance	$598	$ 736	$590	$(288)
Net realized gains/(losses)	75	57	89	102
Net unrealized gains/(losses)	162	(108)	(49)	394
Purchases	133	145	420	325
Sales	(222)	(138)	(607)	(366)
Settlements	(44)	(71)	220	368
Transfers into level 3	(33)	(119)	60	82
Transfers out of level 3	(6)	208	(60)	93
Ending balance	$663	$ 710	$663	$ 710

In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a derivative was transferred into level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	Positive amounts for transfers into level 3 and negative amounts for transfers out of level 3 represent net transfers of derivative assets. Negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.

•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified in level 3.

•	Gains or losses that have been classified in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to level 1 or level 2 derivatives and/or level 1, level 2 and level 3 cash instruments. As a result, gains/(losses) included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

Goldman Sachs September 2019 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Interest rates, net
Beginning balance	$ 30	$ (166)	$ (109)	$ (410)
Net realized gains/(losses)	(21)	(25)	(28)	(40)
Net unrealized gains/(losses)	103	(110)	163	(54)
Purchases	2	–	10	7
Sales	–	(2)	(12)	(8)
Settlements	(51)	32	41	178
Transfers into level 3	6	(18)	(15)	31
Transfers out of level 3	(19)	(3)	–	4
Ending balance	$ 50	$ (292)	$ 50	$ (292)
Credit, net
Beginning balance	$ 1,676	$ 1,779	$ 1,672	$ 1,505
Net realized gains/(losses)	21	42	30	45
Net unrealized gains/(losses)	245	(164)	264	(95)
Purchases	23	45	102	60
Sales	(31)	(9)	(63)	(41)
Settlements	(56)	52	(207)	202
Transfers into level 3	37	(3)	110	25
Transfers out of level 3	(15)	8	(8)	49
Ending balance	$ 1,900	$ 1,750	$ 1,900	$ 1,750
Currencies, net
Beginning balance	$ (31)	$ 218	$ 461	$ (181)
Net realized gains/(losses)	(2)	(19)	(23)	(37)
Net unrealized gains/(losses)	(147)	104	(311)	181
Purchases	6	7	9	22
Sales	(8)	(26)	(12)	(30)
Settlements	17	(59)	(293)	216
Transfers into level 3	(18)	3	(13)	28
Transfers out of level 3	(3)	(29)	(4)	–
Ending balance	$ (186)	$ 199	$ (186)	$ 199
Commodities, net
Beginning balance	$ 134	$ 148	$ 112	$ 47
Net realized gains/(losses)	1	5	(18)	69
Net unrealized gains/(losses)	84	23	151	119
Purchases	7	25	27	37
Sales	(16)	(19)	(124)	(55)
Settlements	(46)	(8)	2	(132)
Transfers into level 3	6	(39)	–	44
Transfers out of level 3	(9)	–	11	6
Ending balance	$ 161	$ 135	$ 161	$ 135
Equities, net
Beginning balance	$ (1,211)	$ (1,243)	$ (1,546)	$ (1,249)
Net realized gains/(losses)	76	54	128	65
Net unrealized gains/(losses)	(123)	39	(316)	243
Purchases	95	68	272	199
Sales	(167)	(82)	(396)	(232)
Settlements	92	(88)	677	(96)
Transfers into level 3	(64)	(62)	(22)	(46)
Transfers out of level 3	40	232	(59)	34
Ending balance	$ (1,262)	$ (1,082)	$ (1,262)	$ (1,082)

Level 3 Rollforward Commentary
Three Months Ended September 2019.
The net realized and unrealized
gains
on level 3 derivatives of $237 million (reflecting $75 million of net realized gains
and $162 million of net unrealized
gains
) for the three months ended September 2019 included
gains/
(
losses
)
of $245 million reported in market making and $
(
8
)
million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended September 2019 were primarily attributable to gains on certain credit and interest rate derivatives, primarily reflecting the impact of a decrease in interest rates, partially offset by losses on certain currency derivatives, primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates, and losses on certain equity derivatives, primarily reflecting the impact of an increase in equity prices.
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during the three months ended September 2019 were not material.
Nine Months Ended September 2019.
The net realized and unrealized
gains
on level 3 derivatives of $40 million (reflecting $89 million of net realized gains
and $49 million of net unrealized losses) for the nine months ended September 2019 included gains/(
losses
)
of $99 million reported in market making and $
(
59
)
million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the nine months ended September 2019 were attributable to losses on certain equity derivatives, reflecting the impact of an increase in equity prices, losses on certain currency derivatives, primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates, partially offset by gains on certain credit and interest rate derivatives, primarily reflecting the impact of a decrease in interest rates, and gains on certain commodity derivatives, reflecting the impact of changes in commodity prices.
Transfers into level 3 derivatives during the nine months ended September 2019 primarily reflected transfers of certain credit derivative assets from level 2 primarily due to unobservable credit spread inputs becoming significant to the net risk of certain portfolios.
The drivers of transfers out of level 3 derivatives during the nine months ended September 2019 were not material.

27	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended September 2018.
The net realized and unrealized losses on level 3 derivatives of $
51
 million (reflecting $57 million of net realized gains and $108 million of net unrealized losses) for the three months ended September 2018 included gains/(losses) of $27 million reported in market making and $(78) million reported in other principal transactions.
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
Both transfers into level 3 derivatives and transfers out of level 3 derivatives during the nine months ended September 2018 were not material.
OTC Derivatives
The table below presents the fair values of OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2019
Assets
Interest rates	$ 5,328	$ 18,864	$ 68,296	$ 92,488
Credit	587	3,380	3,948	7,915
Currencies	14,036	5,691	7,256	26,983
Commodities	2,835	1,056	358	4,249
Equities	4,572	4,836	1,219	10,627
Counterparty netting in tenors	(3,130)	(4,464)	(3,172)	(10,766)
Subtotal	$ 24,228	$ 29,363	$ 77,905	$ 131,496
Cross-tenor counterparty netting				(17,958)
Cash collateral netting				(66,722)
Total OTC derivative assets				$ 46,816
Liabilities
Interest rates	$ 6,351	$ 10,728	$ 46,576	$ 63,655
Credit	1,222	4,178	2,229	7,629
Currencies	11,118	8,386	4,911	24,415
Commodities	2,388	2,192	3,458	8,038
Equities	5,608	5,797	2,834	14,239
Counterparty netting in tenors	(3,130)	(4,464)	(3,172)	(10,766)
Subtotal	$ 23,557	$ 26,817	$ 56,836	$ 107,210
Cross-tenor counterparty netting				(17,958)
Cash collateral netting				(47,467)
Total OTC derivative liabilities				$ 41,785
As of December 2018
Assets
Interest rates	$ 2,810	$ 13,177	$ 47,426	$ 63,413
Credit	807	3,676	3,364	7,847
Currencies	10,976	5,076	6,486	22,538
Commodities	4,978	2,101	145	7,224
Equities	4,962	5,244	1,329	11,535
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$ 21,124	$ 25,391	$ 55,928	$ 102,443
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(48,724)
Total OTC derivative assets				$ 40,576
Liabilities
Interest rates	$ 4,193	$ 9,153	$ 29,377	$ 42,723
Credit	1,127	4,173	1,412	6,712
Currencies	13,553	6,871	4,474	24,898
Commodities	4,271	2,663	3,145	10,079
Equities	9,278	5,178	3,060	17,516
Counterparty netting in tenors	(3,409)	(3,883)	(2,822)	(10,114)
Subtotal	$ 29,013	$ 24,155	$ 38,646	$ 91,814
Cross-tenor counterparty netting				(13,143)
Cash collateral netting				(39,127)
Total OTC derivative liabilities				$ 39,544

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•	Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is included in cross-tenor counterparty netting.

Goldman Sachs September 2019 Form 10-Q	28

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
As of September 2019, written credit derivatives had a total gross notional amount of $550.50 billion and purchased credit derivatives had a total gross notional amount of $621.43 billion, for total net notional purchased protection of $70.93 billion. As of December 2018, written credit derivatives had a total gross notional amount of $554.17 billion and purchased credit derivatives had a total gross notional amount of $603.00 billion, for total net notional purchased protection of $48.83 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.

29	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about credit derivatives.

Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 129,944	$ 11,234	$ 564	$ 3,135	$ 144,877
1 – 5 years	293,226	11,842	6,824	9,402	321,294
Greater than 5 years	74,674	7,601	1,045	1,011	84,331
Total	$ 497,844	$ 30,677	$ 8,433	$ 13,548	$ 550,502
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$ 425,624	$ 18,199	$ 7,663	$ 12,340	$ 463,826
Other	$ 147,746	$ 6,237	$ 1,711	$ 1,909	$ 157,603
Fair Value of Written Credit Derivatives
Asset	$ 11,718	$ 592	$ 203	$ 217	$ 12,730
Liability	1,009	1,210	549	3,936	6,704
Net asset/(liability)	$ 10,709	$ (618)	$ (346)	$ (3,719)	$ 6,026
As of December 2018
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 145,828	$ 9,763	$ 1,151	$ 3,848	$ 160,590
1 – 5 years	298,228	21,100	13,835	7,520	340,683
Greater than 5 years	45,690	5,966	1,121	122	52,899
Total	$ 489,746	$ 36,829	$ 16,107	$ 11,490	$ 554,172
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$ 413,445	$ 25,373	$ 14,243	$ 8,841	$ 461,902
Other	$ 115,754	$ 14,273	$ 7,555	$ 3,513	$ 141,095
Fair Value of Written Credit Derivatives
Asset	$ 8,656	$ 543	$ 95	$ 80	$ 9,374
Liability	1,990	1,415	1,199	3,368	7,972
Net asset/(liability)	$ 6,666	$ (872)	$ (1,104)	$ (3,288)	$ 1,402

In the table above:

•	Fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure.

•	Tenor is based on remaining contractual maturity.

•	The credit spread on the underlier, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Impact of Credit Spreads on Derivatives
The firm realizes gains or losses relating to changes in credit risk through the unwind of derivative contracts and changes in credit mitigants. The net gains/(losses), including hedges, attributable to the impact of changes in credit exposure and credit spreads (counterparty and the firm’s) on derivatives was $40 million for the three months ended September 2019, $(88) million for the three months ended September 2018, $(158) million for the nine months ended September 2019 and $123 million for the nine months ended September 2018.
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

As of

$ in millions	September 2019	December 2018
Fair value of assets	$ 1,144	$ 980
Fair value of liabilities	1,638	1,297
Net liability	$ 494	$ 317
Notional amount	$ 10,979	$ 10,229

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
The table below presents information about net derivative liabilities under bilateral agreements (excluding collateral posted), the fair value of collateral posted and additional collateral or termination payments that could have been called by counterparties in the event of a one
-
or
two-notch
downgrade in the firm’s credit ratings.

As of

$ in millions	September 2019	December 2018
Net derivative liabilities under bilateral agreements	$ 38,810	$ 29,583
Collateral posted	$ 34,563	$ 24,393
Additional collateral or termination payments:
One-notch downgrade	$ 329	$ 262
Two-notch downgrade	$ 836	$ 959

Goldman Sachs September 2019 Form 10-Q	30

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

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Interest rate hedges	$ 2,465	$ (1,554)	$ 6,054	$ (3,449)
Hedged borrowings and deposits	$ (2,548)	$ 1,382	$ (6,366)	$ 3,004
Interest expense	$ 4,451	$ 4,205	$ 13,519	$ 11,435
In the table above, the difference between gains/(losses) from interest rate hedges and hedged b
o
rrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.
The table below presents the carrying value of the hedged items that are currently designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2019
Deposits	$ 19,362	$ 305
Unsecured short-term borrowings	$ 7,304	$ 21
Unsecured long-term borrowings	$ 89,127	$ 9,595
As of December 2018
Deposits	$ 11,924	$ (156)
Unsecured short-term borrowings	$ 4,450	$ (12)
Unsecured long-term borrowings	$ 68,839	$ 2,759
In the table above, cumulative hedging adjustment included $2.83 billion as of September 2019 and $1.74 billion as of December 2018 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $509 million as of September 2019 and $1.51 billion as of December 2018 and substantially all were related to unsecured long-term borrowings.

31	Goldman Sachs September 2019 Form 10-Q

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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Hedges:
Foreign currency forward contract	$ 367	$ 118	$ 351	$ 538
Foreign currency-denominated debt	$ 26	$ 48	$ (18)	$ 21
Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three and nine months ended September 2019 and September 2018.
The firm had designated $2.99 billion as of September 2019 and $1.99 billion as of December 2018 of foreign currency-denominated debt, included in unsecured long-term and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
Other financial assets and financial liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned in Fixed Income, Currency and Commodities (FICC) Client Execution;

•	Substantially all other secured financings, including transfers of assets accounted for as financings;

•	Certain unsecured short-term and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including transfers of assets accounted for as secured loans and certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.

Goldman Sachs September 2019 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Other Financial Assets and Financial Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and financial liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2019
Assets
Resale agreements	$ –	$ 138,299	$ –	$ 138,299
Securities borrowed	–	30,003	–	30,003
Customer and other receivables	–	1,677	–	1,677
Total	$ –	$ 169,979	$ –	$ 169,979
Liabilities
Deposits	$ –	$ (17,624)	$ (3,946)	$ (21,570)
Repurchase agreements	–	(109,413)	(25)	(109,438)
Securities loaned	–	(2,622)	–	(2,622)
Other secured financings	–	(15,750)	(334)	(16,084)
Unsecured borrowings:
Short-term	–	(17,658)	(4,983)	(22,641)
Long-term	–	(35,440)	(11,607)	(47,047)
Other liabilities	–	(6)	(198)	(204)
Total	$ –	$ (198,513)	$ (21,093)	$ (219,606)
As of December 2018
Assets
Resale agreements	$ –	$ 139,220	$ –	$ 139,220
Securities borrowed	–	23,142	–	23,142
Customer and other receivables	–	3,183	6	3,189
Total	$ –	$ 165,545	$ 6	$ 165,551
Liabilities
Deposits	$ –	$ (17,892)	$ (3,168)	$ (21,060)
Repurchase agreements	–	(78,694)	(29)	(78,723)
Securities loaned	–	(3,241)	–	(3,241)
Other secured financings	–	(20,734)	(170)	(20,904)
Unsecured borrowings:
Short-term	–	(12,887)	(4,076)	(16,963)
Long-term	–	(34,761)	(11,823)	(46,584)
Other liabilities	–	(1)	(131)	(132)
Total	$ –	$(168,210)	$(19,397)	$(187,607)
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
Resale and Repurchase Agreements and Securities Borrowed and Loaned.
The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned are funding spreads, the amount and timing of expected future cash flows and interest rates. As of both September 2019 and December 2018, the firm had no level 3 resale agreements, securities borrowed or securities loaned. As of both September 2019 and December 2018, the firm’s level 3 repurchase agreements were not material. See Note 10 for further information about collateralized agreements and financings.
Other Secured Financings.
The significant inputs to the valuation of other secured financings at fair value are the amount and timing of expected future cash flows, interest rates, funding spreads, the fair value of the collateral delivered by the firm (determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings as of September 2019 are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
•	Yield: 3.3 % to 17.6% (weighted average: 5.2%)

•	Duration: 1.2 to 2.8 years (weighted average: 2.6 years)

Generally, increases in yield or duration, in isolation, would have resulted in a lower fair value measurement as of September 2019. Due to the distinctive nature of each of level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings.
As of December 2018, level 3 other secured financings were not material. See Note 10 for further information about collateralized agreements and financings.

33	Goldman Sachs September 2019 Form 10-Q

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
Customer and Other Receivables.
Customer and other receivables at fair value primarily consist of prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases. The significant inputs to the valuation of such receivables are commodity prices, interest rates, the amount and timing of expected future cash flows and funding spreads. As of September 2019, the firm had no level 3 customer and other receivables.
As of December 2018, the firm’s level 3 customer and other receivables were not material.
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

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Total other financial assets
Beginning balance	$ 2	$ 7	$ 6	$ 4
Net realized gains/(losses)	5	–	5	2
Net unrealized gains/(losses)	(2)	4	(6)	6
Settlements	(5)	(1)	(5)	(2)
Ending balance	$ –	$ 10	$ –	$ 10
Total other financial liabilities
Beginning balance	$(20,819)	$(17,583)	$(19,397)	$(15,462)
Net realized gains/(losses)	(135)	(47)	(307)	(161)
Net unrealized gains/(losses)	(185)	(165)	(1,839)	619
Sales	–	–	–	3
Issuances	(3,964)	(4,359)	(8,693)	(11,545)
Settlements	3,910	2,927	9,509	6,583
Transfers into level 3	(570)	(402)	(1,112)	(517)
Transfers out of level 3	670	408	746	1,259
Ending balance	$(21,093)	$(19,221)	$(21,093)	$(19,221)
In the table above:

•	Changes in fair value are presented for all other financial assets and financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

•	Level 3 other financial assets and financial liabilities are frequently economically hedged with cash instruments and derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 cash instruments or derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

Goldman Sachs September 2019 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by the consolidated statements of financial condition line items, for liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Deposits
Beginning balance	$ (3,622)	$ (3,271)	$ (3,168)	$ (2,968)
Net realized gains/(losses)	–	(18)	(3)	(24)
Net unrealized gains/(losses)	(129)	6	(398)	94
Issuances	(267)	(185)	(661)	(630)
Settlements	150	242	272	293
Transfers into level 3	(136)	–	(59)	(16)
Transfers out of level 3	58	32	71	57
Ending balance	$ (3,946)	$ (3,194)	$ (3,946)	$ (3,194)
Repurchase agreements
Beginning balance	$ (28)	$ (33)	$ (29)	$ (37)
Net unrealized gains/(losses)	1	–	(2)	–
Settlements	2	–	6	4
Ending balance	$ (25)	$ (33)	$ (25)	$ (33)
Other secured financings
Beginning balance	$ (202)	$ (270)	$ (170)	$ (389)
Net realized gains/(losses)	4	3	19	6
Net unrealized gains/(losses)	(5)	(4)	(24)	(8)
Issuances	(1)	(3)	(20)	(8)
Settlements	3	8	14	95
Transfers into level 3	(133)	(80)	(153)	(86)
Transfers out of level 3	–	25	–	69
Ending balance	$ (334)	$ (321)	$ (334)	$ (321)
Unsecured short-term borrowings
Beginning balance	$ (5,026)	$ (5,120)	$ (4,076)	$ (4,594)
Net realized gains/(losses)	(50)	(25)	(99)	(133)
Net unrealized gains/(losses)	34	(7)	(238)	186
Issuances	(2,147)	(2,066)	(4,085)	(5,596)
Settlements	1,982	1,765	3,270	4,288
Transfers into level 3	(159)	(208)	(217)	(277)
Transfers out of level 3	383	189	462	654
Ending balance	$ (4,983)	$ (5,472)	$ (4,983)	$ (5,472)
Unsecured long-term borrowings
Beginning balance	$(11,769)	$ (8,821)	$(11,823)	$ (7,434)
Net realized gains/(losses)	(96)	(13)	(244)	(27)
Net unrealized gains/(losses)	(60)	(166)	(1,110)	369
Sales	–	–	–	3
Issuances	(1,542)	(2,099)	(3,907)	(5,294)
Settlements	1,773	912	5,947	1,903
Transfers into level 3	(142)	(114)	(683)	(138)
Transfers out of level 3	229	162	213	479
Ending balance	$(11,607)	$(10,139)	$(11,607)	$(10,139)
Other liabilities
Beginning balance	$ (172)	$ (68)	$ (131)	$ (40)
Net realized gains/(losses)	7	6	20	17
Net unrealized gains/(losses)	(26)	6	(67)	(22)
Issuances	(7)	(6)	(20)	(17)
Ending balance	$ (198)	$ (62)	$ (198)	$ (62)

Level 3 Rollforward Commentary
Three Months Ended September 2019.
The net realized and unrealized losses on level 3 other financial liabilities of $320 million (reflecting $135 million of net realized losses and $185 million of net unrealized losses) for the three months ended September 2019 included gains/(losses) of $(361) million reported in market making, $4 million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings, and $41 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended September 2019 primarily reflected losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during the three months ended September 2019 reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings and deposits from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments, and transfers of certain hybrid financial instruments included in other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended September 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.
Nine Months Ended September 2019.
The net realized and unrealized losses on level 3 other financial liabilities of $2.15 billion (reflecting $307 million of net realized losses and $1.84 billion of net unrealized losses) for the nine months ended September 2019 included losses of $1.78 billion reported in market making, $2 million reported in other principal transactions and $4 million reported in interest expense in the consolidated statements of earnings, and $362 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the nine months ended September 2019 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to an increase in global equity prices, and losses on certain hybrid financial instruments included in deposits, principally due to the impact of an increase in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during the nine months ended September 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term and short-term
borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the nine months ended September 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.

35	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended September 2018.
The net realized and unrealized losses on level 3 other financial liabilities of $212 million (reflecting $47 million of net realized losses and $165 million of net unrealized losses) for the three months ended September 2018 included gains/(losses) of $(79) million reported in market making, $1 million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $(133) million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
Nine Months Ended September 2018.
The net realized and unrealized gains on level 3 other financial liabilities of $458 million (reflecting $161 million of net realized losses and $619 million of net unrealized gains) for the nine months ended September 2018 included gains/(losses) of $405 million reported in market making, $3 million reported in other principal transactions and $(2) million reported in interest expense in the consolidated statements of earnings, and $52 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
Gains and Losses on Financial Assets and Financial Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the election to apply the fair value option to certain financial assets and financial liabilities.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Unsecured short-term borrowings	$ (293)	$(256)	$(2,378)	$ (271)
Unsecured long-term borrowings	(929)	126	(5,078)	1,248
Other liabilities	(19)	12	(47)	(5)
Other	(154)	(147)	(862)	(107)
Total	$(1,395)	$(265)	$(8,365)	$ 865
In the table above:

•	Gains/(losses) are included in market making and other principal transactions.

•	Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•	Gains/(losses) included in unsecured short-term and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three and nine months ended September 2019 and September 2018. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other primarily consists of gains/(losses) on customer and other receivables, deposits and other secured financings.
Excluding the gains and losses on the instruments accounted for at fair value under the fair value option described above, market making and other principal transactions primarily represent gains and losses on financial instruments owned and financial instruments sold, but not yet purchased.

Goldman Sachs September 2019 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans and long-term receivables for which the fair value option was elected.

	As of

$ in millions	September 2019	December 2018
Performing loans and long-term receivables
Aggregate contractual principal in excess of fair value	$ 711	$1,837
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$7,861	$5,260
Aggregate fair value of loans on nonaccrual status and/or more than 90 days past due	$2,690	$2,010
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $19 million as of September 2019 and $45 million as of December 2018, and the related total contractual amount of these lending commitments was $9.14 billion as of September 2019 and $7.72 billion as of December 2018. See Note 18 for further information about lending commitments.
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both September 2019 and December 2018. The difference between the aggregate contractual principal amount and the related fair value of unsecured long-term borrowings for which the fair value option was elected was no
t
material as of September 2019, and the aggregate contractual principal amount exceeded the related fair value by $
3.47
billion as of December 2018. The amounts above include both principal-protected and non-principal-protected long-term borrowings
.

Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain
/(loss)
attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(22) million for the three months ended September 2019, $55 million for the three months ended September 2018, $161 million for the nine months ended September 2019 and $247 million for the nine months ended September 2018. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
Debt Valuation Adjustment
The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.
The table below presents information about the net debt valuation adjustment (DVA) gains/(losses) on financial liabilities for which the fair value option was elected.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
DVA (pre-tax)	$372	$ (1,043)	$ (1,930)	$483
DVA (net of tax)	$278	$ (787)	$ (1,450)	$361
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•	The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three and nine months ended September 2019 and September 2018.

37	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.
Loans Receivable
Loans receivable consists of loans held for investment that are accounted for at amortized cost net of allowance for loan losses. Interest on loans receivable is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans receivable.

	As of

$ in millions	September 2019	December 2018
Corporate loans	$41,463	$37,283
PWM loans	18,331	17,518
Commercial real estate loans	12,662	11,441
Residential real estate loans	5,657	7,284
Consumer loans	5,525	4,536
Other loans	3,520	3,594
Total loans receivable, gross	87,158	81,656
Allowance for loan losses	(1,321)	(1,066)
Total loans receivable	$85,837	$80,590
The fair value of loans receivable was $86.41 billion as of September 2019 and $80.74 billion as of December 2018. Had these loans been carried at fair value and included in the fair value hierarchy, $45.27 billion as of September 2019 and $40.64 billion as of December 2018 would have been classified in level 2, and $41.14 billion as of September 2019 and $40.10 billion as of December 2018 would have been classified in level 3.
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

•	Consumer Loans. Consumer loans are unsecured and represent consumer and credit card loans originated by the firm.

•
Other Loans.
Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans. Other loans also includes unsecured consumer loans purchased by the firm.
Lending Commitments
The table below presents information about lending commitments that are held for investment and accounted for on an accrual basis.

	As of

$ in millions	September 2019	December 2018
Corporate	$120,777	$113,484
Credit card	9,596	–
Other	8,687	7,513
Total	$139,060	$120,997
In the table above:

•	Corporate lending commitments primarily relates to the firm’s relationship lending activities.

•	Credit card lending commitments represents credit card lines issued by the firm to consumers. These credit card lines are cancelable by the firm.

•	Other lending commitments primarily relates to lending commitments extended to clients who warehouse assets backed by real estate and other assets and in connection with commercial real estate financing.

•	The carrying value of lending commitments
was
 a

liabilit
y
of $508 million (including allowance for losses of $354 million) as of September 2019 and $443 million (including allowance for losses of $286 million) as of December 2018.

•	The estimated fair value of such lending commitments
 was
 a

liabilit
y
of $3.17 billion as of September 2019 and $3.78 billion as of December 2018. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.20
b
illion as of September 2019 and $1.12 billion as of December 2018 would have been classified in level 2, and $1.97 billion as of September 2019 and $2.66 billion as of December 2018 would have been classified in level 3.

Goldman Sachs September 2019 Form 10-Q	38

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
The tables below present information about PCI loans.

	As of

$ in millions	September 2019	December 2018
Commercial real estate loans	$ 433	$ 581
Residential real estate loans	1,516	2,457
Other loans	–	4
Total gross carrying value	$1,949	$3,042
Total outstanding principal balance	$3,603	$5,576
Total accretable yield	$ 244	$ 459

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Acquired during the period
Fair value	$ –	$287	$ –	$ 585
Expected cash flows	$ –	$327	$ –	$ 655
Contractually required cash flows	$ –	$583	$ –	$1,287
In the table above:

•	Fair value, expected cash flows and contractually required cash flows were as of the acquisition date.

•	Expected cash flows represents the cash flows expected to be received over the life of the loan or as a result of liquidation of the underlying collateral.

•	Contractually required cash flows represents cash flows required to be repaid by the borrower over the life of the loan.
Credit Quality
Risk Assessment.
The firm’s risk assessment process includes evaluating the credit quality of its loans receivable. For loans receivable (excluding PCI and consumer loans) and lending commitments (excluding credit card commitments), the firm performs credit reviews which include initial and ongoing analyses of its borrowers. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations, resulting in an internal credit rating. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. The firm also assigns a regulatory risk rating to such loans based on the definitions provided by the U.S. federal bank regulatory agencies.
The firm enters into economic hedges to mitigate credit risk on certain loans receivable and corporate lending commitments (both of which are held for investment) related to relationship lending activities. Such hedges are accounted for at fair value. See Note 18 for further information about these lending commitments and associated hedges.
The table below presents gross loans receivable (excluding PCI and consumer loans of $7.47 billion as of September 2019 and $7.58 billion as of

December 2018) and lending commitments (excluding credit card commitments of $9.60 billion as of September 2019) by an internally determined public rating agency equivalent and by regulatory risk rating.

$ in millions	Loans	Lending Commitments	Total
Credit Rating Equivalent
As of September 2019
Investment-grade	$28,846	$ 85,152	$113,998
Non-investment-grade	50,838	44,312	95,150
Total	$79,684	$129,464	$209,148
As of December 2018
Investment-grade	$28,290	$ 81,959	$110,249
Non-investment-grade	45,788	39,038	84,826
Total	$74,078	$120,997	$195,075
Regulatory Risk Rating
As of September 2019
Non-criticized/pass	$72,830	$125,988	$198,818
Criticized	6,854	3,476	10,330
Total	$79,684	$129,464	$209,148
As of December 2018
Non-criticized/pass	$70,153	$117,923	$188,076
Criticized	3,925	3,074	6,999
Total	$74,078	$120,997	$195,075
In the table above,
non-criticized/pass
loans and lending commitments represent loans and lending commitments that are performing and/or do not demonstrate adverse characteristics that are likely to result in a credit loss.

39	Goldman Sachs September 2019 Form 10-Q

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
The table below presents gross consumer loans receivable and the concentration by refreshed FICO credit score.

	As of

$ in millions	September 2019	December 2018
Consumer loans, gross	$5,525	$4,536
Refreshed FICO credit score
Greater than or equal to 660	87%	88%
Less than 660	13%	12%
Total	100%	100%
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
The gross carrying value of impaired loans receivable (excluding PCI loans) on nonaccrual status was $1.39
b
illion as of September 2019 and $838 million as of December 2018. Such loans included $319 million as of September 2019 and $27 million as of December 2018 of corporate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans wer
e not material
as of September 2019 and December 2018. The amount of loans 30 days or more past due was $225 million as of September 2019 and $208 million as of December 2018.
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

Goldman Sachs September 2019 Form 10-Q	40

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
The table below presents gross loans receivable and lending commitments by impairment methodology.

$ in millions	Specific	Portfolio	PCI	Total
As of September 2019
Loans Receivable
Corporate loans	$1,055	$ 40,408	$ –	$ 41,463
PWM loans	35	18,296	–	18,331
Commercial real estate loans	128	12,101	433	12,662
Residential real estate loans	168	3,973	1,516	5,657
Consumer loans	–	5,525	–	5,525
Other loans	–	3,520	–	3,520
Total	$1,386	$ 83,823	$1,949	$ 87,158
Lending Commitments
Corporate	$ 74	$120,703	$ –	$ 120,777
Credit card	–	9,596	–	9,596
Other	13	8,674	–	8,687
Total	$ 87	$138,973	$ –	$139,060
As of December 2018
Loans Receivable
Corporate loans	$ 358	$ 36,925	$ –	$ 37,283
PWM loans	46	17,472	–	17,518
Commercial real estate loans	9	10,851	581	11,441
Residential real estate loans	425	4,402	2,457	7,284
Consumer loans	–	4,536	–	4,536
Other loans	–	3,590	4	3,594
Total	$ 838	$ 77,776	$3,042	$ 81,656
Lending Commitments
Corporate	$ 31	$113,453	$ –	$113,484
Other	–	7,513	–	7,513
Total	$ 31	$120,966	$ –	$120,997

In the table above:

•	Gross loans receivable and lending commitments, subject to specific loan-level reserves, included $705 million as of September 2019 and $484 million as of December 2018 of impaired loans and lending commitments, which did not require a reserve as the loan was deemed to be recoverable.

•	Gross loans receivable deemed impaired and subject to specific loan-level reserves as a percentage of total gross loans receivable was 1.6% as of September 2019 and 1.0% as of December 2018.

The table below presents information about the allowance for credit losses.

	Nine Months Ended September 2019		Year Ended December 2018

$ in millions	Loans Receivable	Lending Commitments	Loans Receivable	Lending Commitments
Changes in the allowance for credit losses
Beginning balance	$1,066	$286	$ 803	$274
Net charge-offs	(329)	–	(337)	–
Provision	661	68	654	20
Other	(77)	–	(54)	(8)
Ending balance	$1,321	$354	$ 1,066	$286
Allowance for losses by impairment methodology
Specific	$ 187	$ 14	$ 102	$ 3
Portfolio	1,016	340	848	283
PCI	118	–	116	–
Total	$1,321	$354	$1,066	$286

In the table above:

•	Net charge-offs were primarily related to consumer loans for the nine months ended September 2019 and consumer loans and commercial real estate PCI loans for the year ended December 2018.

•	The provision for credit losses was primarily related to consumer loans and corporate loans for both the nine months ended September 2019 and the year ended December 2018.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	Portfolio level reserves were primarily related to corporate loans and lending commitments. Specific loan-level reserves were substantially all related to corporate loans. Reserves on PCI loans were related to real estate loans.

•	Substantially all of the allowance for losses on lending commitments was related to corporate lending commitments.

•	Allowance for loan losses as a percentage of total gross loans receivable was 1.5% as of September 2019 and 1.3% as of December 2018.

•	Net charge-offs as a percentage of average total gross loans receivable were 0.5% on an annualized basis for the nine months ended September 2019 and 0.5% for the year ended December 2018.

41	Goldman Sachs September 2019 Form 10-Q

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

See Note 23 for further information about interest income and interest expense.
The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of

$ in millions	September 2019	December 2018
Resale agreements	$138,299	$139,258
Securities borrowed	$140,369	$135,285
Repurchase agreements	$109,438	$ 78,723
Securities loaned	$ 13,257	$ 11,808

In the table above:

•	Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 8 for further information about the valuation techniques and significant inputs used to determine fair value.

•	Securities borrowed of $30.00 billion as of September 2019 and $23.14 billion as of December 2018, and securities loaned of $2.62 billion as of September 2019 and $3.24 billion as of December 2018 were at fair value.

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

Goldman Sachs September 2019 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Securities borrowed and loaned within FICC Client Execution are recorded at fair value under the fair value option. See Note 8 for further information about securities borrowed and loaned accounted for at fair value.
Securities borrowed and loaned within
s
ecurities
s
ervices are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2019 and December 2018.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated statements of financial condition, as well as the amounts not offset in the consolidated statements of financial condition.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2019
Included in consolidated statements of financial condition
Gross carrying value	$ 225,759	$ 143,335	$ 196,898	$ 16,223
Counterparty netting	(87,460)	(2,966)	(87,460)	(2,966)
Total	138,299	140,369	109,438	13,257
Amounts not offset
Counterparty netting	(5,097)	(1,330)	(5,097)	(1,330)
Collateral	(128,451)	(131,597)	(102,123)	(11,441)
Total	$ 4,751	$ 7,442	$ 2,218	$ 486
As of December 2018
Included in consolidated statements of financial condition
Gross carrying value	$ 246,284	$ 139,556	$ 185,749	$ 16,079
Counterparty netting	(107,026)	(4,271)	(107,026)	(4,271)
Total	139,258	135,285	78,723	11,808
Amounts not offset
Counterparty netting	(5,870)	(1,104)	(5,870)	(1,104)
Collateral	(130,707)	(127,340)	(70,691)	(10,491)
Total	$ 2,681	$ 6,841	$ 2,162	$ 213

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2019
Money market instruments	$ 1,323	$ –
U.S. government and agency obligations	108,011	–
Non-U.S. government and agency obligations	66,182	1,191
Securities backed by commercial real estate	303	–
Securities backed by residential real estate	1,110	–
Corporate debt securities	8,586	338
State and municipal obligations	266	–
Other debt obligations	295	–
Equity securities	10,822	14,694
Total	$ 196,898	$16,223
As of December 2018
Money market instruments	$ 100	$ –
U.S. government and agency obligations	88,060	–
Non-U.S. government and agency obligations	84,443	2,438
Securities backed by commercial real estate	3	–
Securities backed by residential real estate	221	–
Corporate debt securities	5,495	195
Other debt obligations	25	–
Equity securities	7,402	13,446
Total	$ 185,749	$16,079

The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2019

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 57,333	$10,556
2 - 30 days	95,850	2,212
31 - 90 days	16,094	2,141
91 days - 1 year	23,279	1,314
Greater than 1 year	4,342	–
Total	$196,898	$16,223

In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

43	Goldman Sachs September 2019 Form 10-Q

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

Other secured financings includes nonrecourse arrangements. Nonrecourse other secured financings were $10.31 billion as of September 2019 and $8.47 billion as of December 2018.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 8 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both September 2019 and December 2018.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2019
Other secured financings (short-term):
At fair value	$ 1,975	$3,139	$ 5,114
At amortized cost	138	–	138
Other secured financings (long-term):
At fair value	7,815	3,155	10,970
At amortized cost	875	–	875
Total other secured financings	$10,803	$6,294	$17,097
Other secured financings collateralized by:
Financial instruments	$ 5,078	$5,145	$10,223
Other assets	$ 5,725	$1,149	$ 6,874
As of December 2018
Other secured financings (short-term):
At fair value	$ 3,528	$6,027	$ 9,555
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	9,010	2,339	11,349
At amortized cost	529	–	529
Total other secured financings	$13,067	$8,366	$21,433
Other secured financings collateralized by:
Financial instruments	$ 8,960	$7,550	$16,510
Other assets	$ 4,107	$ 816	$ 4,923

In the table above:

•	Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 4.54% as of September 2019. These rates include the effect of hedging activities.

•	U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 1.69% as of September 2019 and 4.02% as of December 2018. These rates include the effect of hedging activities.

•	Total other secured financings included $1.83 billion as of September 2019 and $2.40 billion as of December 2018 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $1.75 billion as of September 2019 and $2.41 billion as of December 2018, both primarily included in financial instruments owned.

•	Other secured financings collateralized by financial instruments included $7.67 billion as of September 2019 and $12.41 billion as of December 2018 of other secured financings collateralized by financial instruments owned, and included $2.56 billion as of September 2019 and $4.10 billion as of December 2018 of other secured financings collateralized by financial instruments received as collateral and repledged.

Goldman Sachs September 2019 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents other secured financings by maturity.

$ in millions	As of September 2019
Other secured financings (short-term)	$ 5,252
Other secured financings (long-term):
2020	1,630
2021	2,412
2022	1,627
2023	1,433
2024	1,107
2025 - thereafter	3,636
Total other secured financings (long-term)	11,845
Total other secured financings	$17,097

In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

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

	As of

$ in millions	September 2019	December 2018
Collateral available to be delivered or repledged	$697,037	$681,516
Collateral that was delivered or repledged	$555,789	$565,625

In the table above, collateral available to be delivered or repledged excludes $8.23 billion as of September 2019 and $14.10 billion as of December 2018 of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.
The table below presents information about assets pledged.

As of

$ in millions	September 2019	December 2018
Financial instruments owned pledged to counterparties that:
Had the right to deliver or repledge	$ 71,561	$ 55,081
Did not have the right to deliver or repledge	$104,441	$ 73,540
Other assets pledged to counterparties that did not have the right to deliver or repledge	$ 11,307	$ 8,037

The firm also segregated securities included in financial instruments owned of $16.90 billion as of September 2019 and $23.03 billion as of December 2018 for regulatory and other purposes. See Note 3 for information about segregated cash.
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

45	Goldman Sachs September 2019 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Residential mortgages	$ 4,955	$4,004	$10,258	$20,508
Commercial mortgages	5,134	2,883	8,169	7,079
Other financial assets	218	267	564	882
Total financial assets securitized	$10,307	$7,154	$18,991	$28,469
Retained interests cash flows	$ 91	$ 81	$ 267	$ 241

In the table above, financial assets securitized included assets of $185 million during the three months ended September 2019, $139 million during the three months ended September 2018, $391 million during the nine months ended September 2019 and $648 million during the nine months ended September 2018, which were securitized in a non-cash
exchange for loans receivable and
held-to-maturity
securities.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2019
U.S. government agency-issued collateralized mortgage obligations	$12,889	$1,321	$ 2
Other residential mortgage-backed	22,101	984	18
Other commercial mortgage-backed	21,450	554	5
Corporate debt and other asset-backed	2,862	103	–
Total	$59,302	$2,962	$25
As of December 2018
U.S. government agency-issued collateralized mortgage obligations	$24,506	$1,758	$29
Other residential mortgage-backed	19,560	941	15
Other commercial mortgage-backed	15,088	448	10
Corporate debt and other asset-backed	3,311	133	3
Total	$62,465	$3,280	$57

In the table above:

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•	Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $2.97 billion as of September 2019 and $3.28 billion as of December 2018.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $70 million as of September 2019 and $75 million as of December 2018, and the notional amount of these derivatives and commitments was $1.16 billion as of September 2019 and $1.09 billion as of December 2018. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 12.

Goldman Sachs September 2019 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	September 2019	December 2018
Fair value of retained interests	$ 2,867	$ 3,151
Weighted average life (years)	5.4	7.2
Constant prepayment rate	14.6%	11.9%
Impact of 10% adverse change	$ (25)	$ (27)
Impact of 20% adverse change	$ (47)	$ (53)
Discount rate	4.8%	4.7%
Impact of 10% adverse change	$ (49)	$ (75)
Impact of 20% adverse change	$ (97)	$ (147)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

•	Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear.

•	The impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued collateralized mortgage obligations does not include any credit loss. Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.
The firm has other retained interests not reflected in the table above with a fair value of $103 million and a weighted average life of 3.6 years as of September 2019, and a fair value of $133 million and a weighted average life of 4.2 years as of December 2018. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2019 and December 2018. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $103 million as of September 2019 and $133 million as of December 2018.
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
VIE Consolidation Analysis
The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

47	Goldman Sachs September 2019 Form 10-Q

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
Investments in Funds.
The firm makes equity investments in certain investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm has generally not sold assets to, or entered into derivatives with, these VIEs.
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	September 2019	December 2018
Total nonconsolidated VIEs
Assets in VIEs	$120,329	$118,186
Carrying value of variable interests — assets	$ 9,320	$ 9,543
Carrying value of variable interests — liabilities	$ 677	$ 478
Maximum exposure to loss:
Retained interests	$ 2,962	$ 3,280
Purchased interests	653	983
Commitments and guarantees	3,364	2,745
Derivatives	9,290	8,975
Loans and investments	5,282	4,728
Total maximum exposure to loss	$ 21,551	$ 20,711
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

•	The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs.

•	The maximum exposure to loss excludes the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests.

•	The maximum exposure to loss from retained interests, purchased interests, and loans and investments is the carrying value of these interests.

•	The maximum exposure to loss from commitments and guarantees, and derivatives is the notional amount, which does not represent anticipated losses and has not been reduced by unrealized losses. As a result, the maximum exposure to loss exceeds liabilities recorded for commitments and guarantees, and derivatives.

Goldman Sachs September 2019 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	September 2019	December 2018
Mortgage-backed
Assets in VIEs	$67,093	$73,262
Carrying value of variable interests — assets	$ 3,451	$ 4,090
Maximum exposure to loss:
Retained interests	$ 2,859	$ 3,147
Purchased interests	590	941
Commitments and guarantees	47	35
Derivatives	66	77
Total maximum exposure to loss	$ 3,562	$ 4,200
Real estate, credit- and power-related and other investing
Assets in VIEs	$20,517	$18,851
Carrying value of variable interests — assets	$ 3,372	$ 3,601
Carrying value of variable interests — liabilities	$ 5	$ 20
Maximum exposure to loss:
Commitments and guarantees	$ 1,209	$ 1,543
Derivatives	166	113
Loans and investments	3,369	3,572
Total maximum exposure to loss	$ 4,744	$ 5,228
Corporate debt and other asset-backed
Assets in VIEs	$16,215	$15,842
Carrying value of variable interests — assets	$ 2,099	$ 1,563
Carrying value of variable interests — liabilities	$ 672	$ 458
Maximum exposure to loss:
Retained interests	$ 103	$ 133
Purchased interests	63	42
Commitments and guarantees	2,029	1,113
Derivatives	9,055	8,782
Loans and investments	1,515	867
Total maximum exposure to loss	$12,765	$10,937
Investments in funds
Assets in VIEs	$16,504	$10,231
Carrying value of variable interests — assets	$ 398	$ 289
Maximum exposure to loss:
Commitments and guarantees	$ 79	$ 54
Derivatives	3	3
Loans and investments	398	289
Total maximum exposure to loss	$ 480	$ 346

As of both September 2019 and December 2018, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated statements of financial condition as follows:

•	Mortgage-backed: Assets were primarily included in financial instruments owned and loans receivable.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in financial instruments owned and liabilities were included in financial instruments sold, but not yet purchased and other liabilities.

•	Corporate debt and other asset-backed: Assets were primarily included in loans receivable and liabilities were included in financial instruments sold, but not yet purchased.

•	Investments in funds: Assets were included in financial instruments owned.

Consolidated VIEs
The table below presents a summary of the carrying value and classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	September 2019	December 2018
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 153	$ 84
Loans receivable	1,383	319
Customer and other receivables	3	2
Financial instruments owned	2,019	2,034
Other assets	1,064	1,261
Total	$4,622	$3,700
Liabilities
Other secured financings	$1,154	$1,204
Customer and other payables	60	–
Financial instruments sold, but not yet purchased	6	20
Unsecured short-term borrowings	40	45
Unsecured long-term borrowings	221	207
Other liabilities	964	1,100
Total	$2,445	$2,576

In the table above:

•	Assets and liabilities are presented net of intercompany eliminations and exclude the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

•	VIEs in which the firm holds a majority voting interest are excluded if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations.

•	Substantially all assets can only be used to settle obligations of the VIE.

49	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	September 2019	December 2018
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 153	$ 84
Loans receivable	1,383	269
Customer and other receivables	3	–
Financial instruments owned	1,983	1,815
Other assets	1,064	1,258
Total	$4,586	$3,426
Liabilities
Other secured financings	$ 662	$ 596
Customer and other payables	60	–
Financial instruments sold, but not yet purchased	6	20
Other liabilities	964	1,100
Total	$1,692	$1,716
Mortgage-backed and other asset-backed
Assets
Loans receivable	$ –	$ 50
Customer and other receivables	–	2
Financial instruments owned	35	210
Other assets	–	3
Total	$ 35	$ 265
Liabilities
Other secured financings	$ 20	$ 140
Total	$ 20	$ 140
Principal-protected notes
Assets
Financial instruments owned	$ 1	$ 9
Total	$ 1	$ 9
Liabilities
Other secured financings	$ 472	$ 468
Unsecured short-term borrowings	40	45
Unsecured long-term borrowings	221	207
Total	$ 733	$ 720

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs, and mortgage-backed and other asset-backed VIEs do not have recourse to the general credit of the firm.

Note 13.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	September 2019	December 2018
Property, leasehold improvements and equipment	$21,227	$ 18,317
Held-to-maturity securities	5,763	1,288
Goodwill and identifiable intangible assets	4,886	4,082
Operating lease right-of-use assets	2,363	–
Income tax-related assets	1,891	1,529
Miscellaneous receivables and other	4,510	5,424
Total	$40,640	$ 30,640

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $9.94 billion as of September 2019 and $9.08 billion as of December 2018. Property, leasehold improvements and equipment included $5.95 billion as of September 2019 and $5.57 billion as of December 2018 that the firm uses in connection with its operations, and $613 million as of September 2019 and $896 million as of December 2018 of foreclosed real estate primarily related to PCI loans. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during each of the three and nine months ended September 2019 and September 2018.

Goldman Sachs September 2019 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost, net of other-than-temporary impairments.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2019
Less than 5 years	$ 3,533	$ 3,628	2.40%
Greater than 5 years	1,526	1,584	2.25%
Total U.S. government obligations	5,059	5,212	2.35%
Less than 5 years	5	5	4.27%
Greater than 5 years	699	717	1.67%
Total securities backed by real estate	704	722	1.69%
Total held-to-maturity securities	$ 5,763	$ 5,934	2.27%
As of December 2018
Less than 5 years	$ 498	$ 511	3.08%
Total U.S. government obligations	498	511	3.08%
Less than 5 years	5	6	4.61%
Greater than 5 years	785	800	1.78%
Total securities backed by real estate	790	806	1.80%
Total held-to-maturity securities	$ 1,288	$ 1,317	2.29%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•	As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and substantially all securities backed by real estate would have been classified in level 2 of the fair value hierarchy as of both September 2019 and December 2018.

•	The gross unrealized gains were $173 million and the gross unrealized losses were not material as of September 2019. Gross unrealized gains/(losses) were not material as of December 2018.

•
Held-to-maturity
securities in an unrealized loss position are periodically reviewed for other-than-temporary impairment. The firm considers various factors, including market conditions, changes in issuer credit ratings, severity and duration of the unrealized losses, and the intent and ability to hold the security until recovery to determine if the securities are other-than-temporarily impaired. There were no such impairments during each of the three and nine months ended September 2019 and September 2018.
Goodwill and Identifiable Intangible Assets
Goodwill.
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill.

	As of

$ in millions	September 2019	December 2018
Investment Banking:
Financial Advisory	$ 98	$ 98
Underwriting	183	183
Institutional Client Services:
FICC Client Execution	269	269
Equities client execution	2,403	2,403
Securities services	105	105
Investing & Lending	91	91
Investment Management	1,047	609
Total	$ 4,196	$ 3,758
In the table above, the increase in goodwill in Investment Management from December 2018 to September 2019 included $398 million related to the acquisition of United Capital Financial Partners, Inc. (United Capital) in July 2019.
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

51	Goldman Sachs September 2019 Form 10-Q

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
There were no events or changes in circumstances during the nine months ended September 2019 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of September 2019.
Identifiable Intangible Assets.
The table below presents identifiable intangible assets by segment and type.

	As of

$ in millions	September 2019	December 2018
By Segment
Institutional Client Services:
FICC Client Execution	$ 5	$ 10
Equities client execution	–	37
Investing & Lending	203	178
Investment Management	482	99
Total	$ 690	$ 324
By Type
Customer lists
Gross carrying value	$ 1,427	$ 1,117
Accumulated amortization	(1,031)	(970)
Net carrying value	396	147
Acquired leases and other
Gross carrying value	815	636
Accumulated amortization	(521)	(459)
Net carrying value	294	177
Total gross carrying value	2,242	1,753
Total accumulated amortization	(1,552)	(1,429)
Total net carrying value	$ 690	$ 324
The firm acquired $507 million of intangible assets during the nine months ended September 2019, primarily related to customer lists, with a weighted average amortization period of 10 years.
This amount included $354 million of intangible assets that were acquired in connection with the acquisition of United Capital. The firm acquired $137 million of intangible assets during 2018, primarily related to acquired leases, with a weighted average amortization period of 4 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Amortization	$ 52	$ 33	$ 134	$ 118

$ in millions	As of September 2019
Estimated future amortization
Remainder of 2019	$ 38
2020	$ 121
2021	$ 92
2022	$ 79
2023	$ 74
2024	$ 59
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
material
impairments during each of the three and nine months ended September 2019 and September 2018.

Goldman Sachs September 2019 Form 10-Q	52

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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $885 million
(primarily related to the firm’s new European headquarters in London)
of
right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered
into or assumed
during the nine months ended September 2019. See Note 17 for information about operating lease liabilities.
For leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits, the firm records an impairment of right-of-use
assets. There were no such impairments during the nine months ended September 2019.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $614 million as of September 2019 and $653 million as of December 2018.

•	Assets classified as held for sale of $749 million as of September 2019 and $365 million as of December 2018 related to the firm’s consolidated investments within its Investing & Lending segment, substantially all of which consisted of property and equipment. In addition, assets classified as held for sale also included assets of $1.01 billion as of December 2018, related to the firm’s new European headquarters in London. This property was sold in January 2019 pursuant to a sale and leaseback agreement and the firm recognized a right-of-use
asset upon the leaseback.

•	Equity-method investments of $235 million as of September 2019 and $357 million as of December 2018.
Note 14.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2019
Private bank deposits	$ 51,970	$ 1,879	$ 53,849
Consumer deposits	41,483	13,547	55,030
Brokered certificates of deposit	–	38,406	38,406
Deposit sweep programs	16,457	–	16,457
Institutional deposits	1	18,959	18,960
Total	$109,911	$72,791	$182,702
As of December 2018
Private bank deposits	$ 52,028	$ 2,311	$ 54,339
Consumer deposits	27,987	7,641	35,628
Brokered certificates of deposit	–	35,876	35,876
Deposit sweep programs	15,903	–	15,903
Institutional deposits	1	16,510	16,511
Total	$ 95,919	$62,338	$158,257
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•	Time deposits included $21.57 billion as of September 2019 and $21.06 billion as of December 2018 of deposits accounted for at fair value under the fair value option. See Note 8 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.7 years as of September 2019 and 1.8 years as of December 2018.

•	Deposit sweep programs represent long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of September 2019, the firm had 11 such deposit sweep program agreements.

•	Deposits insured by the FDIC were $100.33 billion as of September 2019 and $86.27 billion as of December 2018.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $12.31 billion as of September 2019 and $6.05 billion as of December 2018.

53	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the location of deposits.

As of

$ in millions	September 2019	December 2018
U.S. offices	$ 142,697	$ 126,444
Non-U.S. offices	40,005	31,813
Total	$ 182,702	$ 158,257
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of September 2019

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2019	$ 4,607	$ 8,006	$ 12,613
2020	22,802	7,745	30,547
2021	7,629	39	7,668
2022	7,532	80	7,612
2023	5,831	55	5,886
2024	4,050	120	4,170
2025 - thereafter	3,377	918	4,295
Total	$ 55,828	$ 16,963	$ 72,791
As of September 2019, deposits in U.S. offices included $7.87 billion and
non-U.S.
offices included $16.96 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2019 and December 2018. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2019 and December 2018.
Note 15.
Short-Term Borrowings
The table below presents information about short-term borrowings.

As of

$ in millions	September 2019	December 2018
Other secured financings (short-term)	$ 5,252	$ 9,555
Unsecured short-term borrowings	51,958	40,502
Total	$ 57,210	$ 50,057
See Note 10 for information about other secured financings.
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 8 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2019 and December 2018.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	September 2019	December 2018
Current portion of unsecured long-term borrowings	$ 34,240	$ 27,476
Hybrid financial instruments	15,684	10,908
Other unsecured short-term borrowings	2,034	2,118
Total unsecured short-term borrowings	$ 51,958	$ 40,502
Weighted average interest rate	2.66%	2.51%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs September 2019 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 16.
Long-Term Borrowings
The table below presents information about long-term borrowings.

	As of

$ in millions	September 2019	December 2018
Other secured financings (long-term)	$ 11,845	$ 11,878
Unsecured long-term borrowings	216,878	224,149
Total	$228,723	$236,027
See Note 10 for information about other secured financings.
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2019
Fixed-rate obligations	$ 96,921	$35,721	$132,642
Floating-rate obligations	52,452	31,784	84,236
Total	$149,373	$67,505	$216,878
As of December 2018
Fixed-rate obligations	$ 99,935	$36,654	$136,589
Floating-rate obligations	54,321	33,239	87,560
Total	$154,256	$69,893	$224,149
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 206 9 .

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•
U.S. dollar-denominated debt had interest rates ranging from
2.00% to 10.04% (with a weighted average rate of 4.22%) as of both September 2019 and December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.12% to 13.00% (with a weighted average rate of 2.28%) as of September 2019 and 0.31% to 13.00% (with a weighted average rate of 2.43%) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of September 2019
2020	$ 7,784
2021	24,466
2022	24,943
2023	26,875
2024	18,883
2025 - thereafter	113,927
Total	$216,878
In the table above:

•	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included in unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

•	Unsecured long-term borrowings included $10.05 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $18 million in 2020, $298 million in 2021, $
(
39
)
million in 2022, $139 million in 2023, $488 million in 2024, and $9.15 billion in 2025 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

55	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	September 2019	December 2018
Fixed-rate obligations:
At fair value	$ 711	$ 28
At amortized cost	50,114	74,552
Floating-rate obligations:
At fair value	46,336	46,556
At amortized cost	119,717	103,013
Total	$216,878	$224,149
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.89
%
(3.69
%
related to fixed-rate obligations and 2.53
%
related to floating-rate obligations) as of September 2019 and 3.21% (3.79% related to fixed-rate obligations and 2.79% related to floating-rate obligations) as of December 2018. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
As of both September 2019 and December 2018, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 5 through 8. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2019 and December 2018.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of both September 2019 and December 2018. Subordinated debt that matures within one year is included in unsecured short-term borrowings.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2019
Subordinated debt	$13,966	$17,696	3.61%
Junior subordinated debt	1,140	1,617	3.16%
Total	$15,106	$19,313	3.58%
As of December 2018
Subordinated debt	$14,023	$15,703	4.09%
Junior subordinated debt	1,140	1,425	3.19%
Total	$15,163	$17,128	4.02%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both September 2019 and December 2018, the outstanding par amount of junior subordinated debt held by the Trust was $1.14 billion and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $1.11 billion and $34.1 million, respectively.
During the nine months ended September 2018, the firm purchased Trust Preferred securities with a par amount of $27.8 million and a carrying value of $35.4 million and delivered these securities, along with $1.0 million of common beneficial interests, to the Trust in a non-cash
exchange for a corresponding par amount and carrying value of the junior subordinated debt. Following the exchanges, these Trust Preferred securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

Goldman Sachs September 2019 Form 10-Q	56

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
Note 17.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	September 2019	December 2018
Compensation and benefits	$ 5,467	$ 6,834
Income tax-related liabilities	3,174	2,864
Operating lease liabilities	2,383	–
Noncontrolling interests	1,663	1,568
Employee interests in consolidated funds	95	122
Accrued expenses and other	6,612	6,219
Total	$19,394	$17,607
In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm, in connection with its contracts with clients, prior to providing the service. As of both September 2019 and December 2018, the firm’s contract liabilities were not material.
Operating Lease Liabilities
The firm adopted ASU No.
 2016-02
in January 2019, which required the firm to recognize, for leases longer than one year, a right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 13 for information about operating lease right-of-use
assets.

57	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about operating lease liabilities.

$ in millions	As of September 2019
Remainder of 2019	$ 111
2020	358
2021	280
2022	250
2023	221
2024	207
2025 - thereafter	2,584
Total undiscounted lease payments	4,011
Imputed interest	(1,628)
Total operating lease liabilities	$ 2,383
Weighted average remaining lease term	18 years
Weighted average discount rate	5.18%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for leases existing on the date of adoption of ASU No.
 2016-02
and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $132

million for the three months ended September

2019, $374

million for the nine months ended September

2019, $101

million for the three months ended September

2018 and $306

million for the nine months ended September

2018. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September

2019 and September

2018.
Operating lease liabilities include obligations for office space held in excess of current requirements. Operating lease costs relating to space held for growth is included in occupancy expenses. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the nine months ended September 2019 and September 2018.
Lease payments relating to operating lease arrangements that were signed, but have not yet commenced as of September 2019, were not material.
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	September 2019	December 2018
Commitment Type
Commercial lending:
Investment-grade	$ 85,643	$ 81,729
Non-investment-grade	56,953	51,793
Warehouse financing	6,127	4,060
Credit c ard	9,596	–
Total lending	158,319	137,582
Collateralized agreement	68,669	54,480
Collateralized financing	24,837	15,429
Letters of credit	434	445
Investment	6,306	7,595
Other	5,470	4,892
Total commitments	$ 264,035	$ 220,423
The table below presents commitments by expiration.

	As of September 2019

$ in millions	Remainder of 2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 2,618	$ 25,849	$ 35,564	$ 21,612
Non-investment-grade	1,943	13,123	22,498	19,389
Warehouse financing	231	3,154	2,214	528
Credit c ard	9,596	–	–	–
Total lending	14,388	42,126	60,276	41,529
Collateralized agreement	65,575	3,094	–	–
Collateralized financing	24,837	–	–	–
Letters of credit	245	145	4	40
Investment	1,589	1,177	1,062	2,478
Other	5,309	161	–	–
Total commitments	$ 111,943	$ 46,703	$ 61,342	$ 44,047

Goldman Sachs September 2019 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Lending Commitments
The firm’s
commercial and warehouse financing
lending commitments are agreements to lend with fixed termination dates and depend on the satisfaction of all contractual conditions to borrowing. These commitments are presented net of amounts syndicated to third parties. The total commitment amount does not necessarily reflect actual future cash flows because the firm may syndicate all or substantial additional portions of these commitments. In addition, commitments can expire unused or be reduced or cancelled at the counterparty’s request.

The firm
also
provides credit to consumers by issuing credit card lines. These credit card lines are cancelable by the firm.
The table below presents information about lending commitments.

	As of

$ in millions	September 2019	December 2018
Held for investment	$ 139,060	$ 120,997
Held for sale	9,224	8,602
At fair value	10,035	7,983
Total	$ 158,319	$ 137,582

In the table above:

•	Held for investment lending commitments are accounted for on an accrual basis. See Note 9 for further information about such commitments.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

•	Substantially all lending commitments relate to the firm’s Investing & Lending segment.

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $99.90 billion as of September 2019 and $93.99 billion as of December 2018, related to relationship lending activities (principally used for operating and general corporate purposes) and $30.08 billion as of September 2019 and $27.92 billion as of December 2018, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $7.69 billion as of September 2019 and $15.52 billion as of December 2018. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $750 million, of which
no
protection had been provided as of September

2019 and
$550 million was provided as of
December 2018. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a credit
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

59	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.07 billion as of September 2019 and $2.42 billion as of December

2018, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
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
In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of September 2019, approximately $1.45 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of September 2019
Carrying Value of Net Liability	$ 5,904	$ –	$ 30
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2019	$ 31,987	$17,867	$ 451
2020 - 2021	116,769	–	2,682
2022 - 2023	28,542	–	1,644
2024 - thereafter	42,729	–	514
Total	$220,027	$17,867	$5,291
As of December 2018
Carrying Value of Net Liability	$ 4,105	$ –	$ 38
Maximum Payout/Notional Amount by Period of Expiration
2019	$ 101,169	$ 27,869	$ 1,379
2020 - 2021	77,955	–	2,252
2022 - 2023	17,813	–	2,021
2024 - thereafter	67,613	–	241
Total	$ 264,550	$ 27,869	$ 5,893

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•	The carrying value for derivatives included derivative assets of $1.58 billion as of September 2019 and $1.48 billion as of December 2018, and derivative liabilities of $7.48 billion as of September 2019 and $5.59 billion as of December 2018.

Goldman Sachs September 2019 Form 10-Q	60

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
Securities Lending Indemnifications.
The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $19.80 billion as of September 2019 and $28.75 billion as of December 2018. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.
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

61	Goldman Sachs September 2019 Form 10-Q

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of both September 2019 and December 2018.
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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of both September 2019 and December 2018.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both September 2019 and December 2018, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	September 2019

in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	3.1	15.7
Average cost per share	$217.66	$202.59
Total cost of common share repurchases	$ 673	$ 3,173
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2019, 7,490 shares were remitted with a total value of $2 million and the firm cancelled 3.7 million share-based awards with a total value of $739 million.

Goldman Sachs September 2019 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September

	2019	2018	2019	2018
Dividends declared per common share	$1.25	$0.80	$2.90	$2.35
On October 14, 2019, the Board of Directors of Group Inc.
declared a
dividend
of $1.25
per common share. The dividend will be paid on December 30, 2019 to common shareholders of record on
December 2, 2019.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2019.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
L	52,000	38,000	38,000	25
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
Total	510,750	420,282	420,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
L	Currently redeemable	$ 25,000	950
M	May 10, 2020	$ 25,000	2,000
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
Total			$11,203
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive confirmation that the FRB does not object to such action.

•	In June 2019, Group Inc. issued 20,000 shares of Series Q 5.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Q Preferred Stock).
•	The redemption price per share for Series A through F and Series Q Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 16 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•	The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.
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
In
the second quarter of
2019, the firm
issued notices that it would redeem
the remaining 6,000 outstanding shares of Series B Preferred Stock with a redemption value of $150 million ($25,000 per share
) and
14,000 of its outstanding shares of Series L 5.70%
Fixed-to-Floating
Rate
Non-Cumulative
Preferred Stock (Series L Preferred Stock) with a redemption value of $350 million ($25,000 per share). The difference between their redemption value and net carrying value at the time of the issuance of the firm’s notices of
redemption was $7 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2019.
These shares were redeemed in the third quarter of 2019.

63	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the dividend rates of perpetual preferred stock as of September 2019.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
L	5.70%, payable semi-annually, from issuance date to, but excluding, May 10, 2019; 3 month LIBOR + 3.884%, payable quarterly, thereafter
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2019		2018

Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$ 244.79	$ 7	$ 239.58	$ 7
B	$ –	–	$ 387.50	2
C	$ 261.11	2	$ 255.56	2
D	$ 261.11	14	$ 255.56	14
E	$1,022.22	8	$1,055.56	8
F	$1,022.22	2	$1,055.56	2
J	$ 343.75	13	$ 343.75	13
K	$ 398.44	11	$ 398.44	12
L	$ 419.68	16	$ –	–
N	$ 393.75	11	$ 393.75	11
Total		$ 84		$ 71
Nine Months Ended September
A	$ 708.34	$ 21	$ 710.93	$ 21
B	$ 775.00	5	$1,162.50	17
C	$ 755.55	6	$ 758.34	6
D	$ 755.55	41	$ 758.34	41
E	$3,044.44	23	$3,077.78	24
F	$3,044.44	5	$3,077.78	5
J	$1,031.25	41	$1,031.25	41
K	$1,195.32	33	$1,195.32	34
L	$1,132.18	53	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$1,181.25	32	$1,181.25	32
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 656.25	39
Total		$369		$368
On October 11, 2019, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $387.49 per share of Series L Preferred Stock
,
$671.88 per share of Series M Preferred Stock, $393.75 per share of Series N Preferred Stock, $662.50 per share of Series O Preferred Stock, and $625.00 per share of Series P Preferred Stock to be paid on November 12, 2019 to preferred shareholders of record on October 28, 2019. In addition, the firm declared dividends of $1,000.00 per each share of Series E Preferred Stock and Series F Preferred Stock to be paid on December 2, 2019 to preferred shareholders of record on November 17, 2019.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2019
Currency translation	$ (610)	$ (9)	$ (619)
Debt valuation adjustment	(221)	278	57
Pension and postretirement liabilities	(90)	(5)	(95)
Available-for-sale securities	106	67	173
Total	$ (815)	$ 331	$ (484)
Three Months Ended September 2018
Currency translation	$ (625)	$ (3)	$ (628)
Debt valuation adjustment	102	(787)	(685)
Pension and postretirement liabilities	(205)	(1)	(206)
Available-for-sale securities	(230)	(90)	(320)
Total	$ (958)	$ (881)	$(1,839)
Nine Months Ended September 2019
Currency translation	$ (621)	$ 2	$ (619)
Debt valuation adjustment	1,507	(1,450)	57
Pension and postretirement liabilities	(81)	(14)	(95)
Available-for-sale securities	(112)	285	173
Total	$ 693	$(1,177)	$ (484)
Nine Months Ended September 2018
Currency translation	$ (625)	$ (3)	$ (628)
Debt valuation adjustment	(1,046)	361	(685)
Pension and postretirement liabilities	(200)	(6)	(206)
Available-for-sale securities	(9)	(311)	(320)
Total	$(1,880)	$ 41	$(1,839)

Goldman Sachs September 2019 Form 10-Q	64

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
The capital requirements are expressed as risk-based capital and leverage ratios that compare measures of regulatory capital to risk-weighted assets (RWAs), average assets and off-balance-sheet exposures. Failure to comply with these capital requirements could result in restrictions being imposed by the firm’s regulators and could limit the firm’s ability to repurchase shares, pay dividends and make certain discretionary compensation payments. The firm’s capital levels are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Furthermore, certain of the firm’s subsidiaries are subject to separate regulations and capital requirements.
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
The firm calculates its CET1 capital, Tier 1 capital and Total capital ratios in accordance with (i) the Standardized approach and market risk rules set out in the Capital Framework (together, the Standardized Capital Rules) and (ii) the Advanced approach and market risk rules set out in the Capital Framework (together, the Advanced
Cap
ital
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

	As of

	September 2019	December 2018
Risk-based capital requirements
CET1 capital ratio	9.5%	8.3%
Tier 1 capital ratio	11.0%	9.8%
Total capital ratio	13.0%	11.8%
Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above:

•	As of September 2019, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the capital conservation buffer of 2.5%, the
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
G-SIB
surcharge
is
calculated using two methodologies, the higher of which is reflected in the firm’s risk-based capital requirements. The first calculation (Method 1) is based on the Basel Committee’s methodology which, among other factors, relies upon measures of the size, activity and complexity of each
G-SIB.
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

•	The Tier 1 leverage ratio requirement is a minimum of 4%. The SLR requirement of 5% as of both September 2019 and December 2018 includes a minimum of 3% and a 2% buffer applicable to G-SIBs.

65	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2019
CET1 capital	$ 75,653	$ 75,653
Tier 1 capital	$ 86,299	$ 86,299
Tier 2 capital	$ 15,098	$ 13,674
Total capital	$101,397	$ 99,973
RWAs	$556,599	$565,601
CET1 capital ratio	13.6%	13.4%
Tier 1 capital ratio	15.5%	15.3%
Total capital ratio	18.2%	17.7%
As of December 2018
CET1 capital	$ 73,116	$ 73,116
Tier 1 capital	$ 83,702	$ 83,702
Tier 2 capital	$ 14,926	$ 13,743
Total capital	$ 98,628	$ 97,445
RWAs	$547,910	$558,111
CET1 capital ratio	13.3%	13.1%
Tier 1 capital ratio	15.3%	15.0%
Total capital ratio	18.0%	17.5%
In the table above, each of the risk-based capital ratios calculated in accordance with the Advanced Capital  Rules was lower than that calculated in accordance with the Standardized Capital Rules and therefore the Advanced ratios were the ratios that applied to the firm as of both September 2019 and December 2018.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	September 2019	December 2018
Tier 1 capital	$ 86,299	$ 83,702
Average total assets	991,249	945,961
Deductions from Tier 1 capital	(5,482)	(4,754)
Average adjusted total assets	985,767	941,207
Average off-balance-sheet exposures	399,289	401,699
Total leverage exposure	$1,385,056	$1,342,906
Tier 1 leverage ratio	8.8%	8.9%
SLR	6.2%	6.2%

In the table above:

•	Average total assets represents the average daily assets for the quarter.

•	Average off-balance-sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-
B
ased Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	September 2019	December 2018
Common shareholders’ equity	$ 80,809	$78,982
Deduction for goodwill	(3,528)	(3,097)
Deduction for identifiable intangible assets	(647)	(297)
Other adjustments	(981)	(2,472)
CET1 capital	75,653	73,116
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(553)	(615)
Other adjustments	(4)	(2)
Tier 1 capital	$ 86,299	$83,702
Standardized Tier 2 and Total capital
Tier 1 capital	$ 86,299	$83,702
Qualifying subordinated debt	13,124	13,147
Junior subordinated debt	332	442
Allowance for credit losses	1,675	1,353
Other adjustments	(33)	(16)
Standardized Tier 2 capital	15,098	14,926
Standardized Total capital	$101,397	$98,628
Advanced Tier 2 and Total capital
Tier 1 capital	$ 86,299	$83,702
Standardized Tier 2 capital	15,098	14,926
Allowance for credit losses	(1,675)	(1,353)
Other adjustments	251	170
Advanced Tier 2 capital	13,674	13,743
Advanced Total capital	$ 99,973	$97,445
In the table above:

•	Deduction for goodwill was net of deferred tax liabilities of $668 million as of September 2019 and $661 million as of December 2018.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $43 million as of September 2019 and $27 million as of December 2018.

•	Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 6 for further information about the Volcker Rule.

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

Goldman Sachs September 2019 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
Junior subordinated debt
is
debt issued to
a
Trust. As of September

2019, 30% of this debt was included in Tier 2 capital and 70% was phased out of regulatory capital. As of December 2018, 40% of this debt was included in Tier 2 capital and 60% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 16 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

The table below present
s
 changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2019
CET1 capital
Beginning balance	$ 73,116	$73,116
Change in:
Common shareholders’ equity	1,827	1,827
Deduction for goodwill	(431)	(431)
Deduction for identifiable intangible assets	(350)	(350)
Other adjustments	1,491	1,491
Ending balance	$ 75,653	$75,653
Tier 1 capital
Beginning balance	$ 83,702	$83,702
Change in:
CET1 capital	2,537	2,537
Deduction for investments in covered funds	62	62
Other adjustments	(2)	(2)
Ending balance	86,299	86,299
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	(23)	(23)
Junior subordinated debt	(110)	(110)
Allowance for credit losses	322	–
Other adjustments	(17)	64
Ending balance	15,098	13,674
Total capital	$101,397	$99,973

Year Ended December 2018
CET1 capital
Beginning balance	$ 67,110	$67,110
Change in:
Common shareholders’ equity	8,592	8,592
Transitional provisions	(117)	(117)
Deduction for goodwill	(86)	(86)
Deduction for identifiable intangible assets	26	26
Other adjustments	(2,409)	(2,409)
Ending balance	$ 73,116	$73,116
Tier 1 capital
Beginning balance	$ 78,331	$78,331
Change in:
CET1 capital	6,006	6,006
Transitional provisions	13	13
Deduction for investments in covered funds	(25)	(25)
Preferred stock	(650)	(650)
Other adjustments	27	27
Ending balance	83,702	83,702
Tier 2 capital
Beginning balance	14,977	13,899
Change in:
Qualifying subordinated debt	(213)	(213)
Junior subordinated debt	(125)	(125)
Allowance for credit losses	275	–
Other adjustments	12	182
Ending balance	14,926	13,743
Total capital	$ 98,628	$97,445

Risk-Weighted Assets.
RWAs are calculated in accordance with both the Standardized and Advanced
Capital Rules
.
Credit Risk
Credit RWAs are calculated based on measures of exposure, which are then risk weighted under the Standardized and Advanced
Capital Rules:

•	The Standardized Capital Rules apply prescribed risk-weights, which depend largely on the type of counterparty. The exposure measure for derivatives and securities financing transactions are based on specific formulas which take certain factors into consideration.

•	Under the Advanced Capital

Rules, the firm computes risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. The exposure measures for derivatives and securities financing transactions are computed utilizing internal models.

•	For both Standardized and Advanced credit RWAs, the risk-weights for securitizations and equities are based on specific required formulaic approaches.

67	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Market Risk
RWAs for market risk in accordance with the Standardized
and Advanced
Capital Rules are generally consistent. Market RWAs are calculated based on measures of exposure which include the following:

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
The firm’s positional losses observed on a single day exceed ed
its 99%
one-day
regulatory VaR
on one occasion
during the nine months ended September 2019 and exceeded its 99%
one-day
regulatory VaR on two occasions during the year ended December 2018. There was no change in the VaR multiplier used to calculate Market RWAs;

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

Operational Risk
Operational RWAs are only required to be included under the Advanced
Capital
Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advan ced
As of September 201 9
Credit RWAs
Derivatives	$123,787	$ 86,759
Commitments, guarantees and loans	172,059	160,057
Securities financing transactions	70,628	18,635
Equity investments	54,802	57,106
Other	74,763	80,938
Total Credit RWAs	496,039	403,495
Market RWAs
Regulatory VaR	8,600	8,600
Stressed VaR	27,828	27,828
Incremental risk	4,630	4,630
Comprehensive risk	1,418	964
Specific risk	18,084	18,084
Total Market RWAs	60,560	60,106
Total Operati o nal RWAs	–	102,000
Total RWAs	$556,599	$565,601
As of D ecember 2018
Credit RWAs
Derivatives	$ 122,511	$ 82,301
Commitments, guarantees and loans	160,305	143,356
Securities financing transactions	66,363	18,259
Equity investments	53,563	55,154
Other	70,596	69,681
Total Credit RWAs	473,338	368,751
Market RWAs
Regulatory VaR	7,782	7,782
Stressed VaR	27,952	27,952
Incremental risk	10,469	10,469
Comprehensive risk	2,770	2,770
Specific risk	25,599	25,599
Total Market RWAs	74,572	74,572
Total Operational RWAs	–	114,788
Total RWAs	$547,910	$558,111

In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

Goldman Sachs September 2019 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2019
Risk-Weighted Assets
Beginning balance	$547,910	$558,111
Credit RWAs
Change in:
Derivatives	1,276	4,458
Commitments, guarantees and loans	11,754	16,701
Securities financing transactions	4,265	376
Equity investments	1,239	1,952
Other	4,167	11,257
Change in Credit RWAs	22,701	34,744
Market RWAs
Change in:
Regulatory VaR	818	818
Stressed VaR	(124)	(124)
Incremental risk	(5,839)	(5,839)
Comprehensive risk	(1,352)	(1,806)
Specific risk	(7,515)	(7,515)
Change in Market RWAs	(14,012)	(14,466)
Change in Operational RWAs	–	(12,788)
Ending balance	$556,599	$565,601
Year Ended December 2018
Risk-Weighted Assets
Beginning balance	$555,611	$617,646
Credit RWAs
Change in:
Transitional provisions	7,766	8,232
Derivatives	(3,565)	(20,685)
Commitments, guarantees and loans	15,201	(20,019)
Securities financing transactions	(11,599)	(1,103)
Equity investments	(2,241)	(4,580)
Other	(454)	(6,411)
Change in Credit RWAs	5,108	(44,566)
Market RWAs
Change in:
Regulatory VaR	250	250
Stressed VaR	(4,801)	(4,801)
Incremental risk	2,028	2,028
Comprehensive risk	373	900
Specific risk	(10,659)	(10,659)
Change in Market RWAs	(12,809)	(12,282)
Change in Operational RWAs	–	(2,687)
Ending balance	$547,910	$558,111
RWAs Rollforward Commentary
Nine Months Ended September 2019.
Standardized Credit RWAs as of September 2019 increased by $22.70 billion compared with December 2018, primarily reflecting an increase in commitments, guarantees and loans, principally due to an increase in lending activity, an increase in securities financing transactions, principally due to increased exposures
,
and an increase in other credit RWAs, principally due to the recognition of operating lease right
-of-use assets
upon adoption of ASU No. 2016-02 and an increase in corporate debt exposures.
 Standardized Market RWAs as of September
2019
decreased by $
14.01
 billion compared with December
2018
, primarily reflecting a decrease in specific risk, principally due to reduced exposures, and a decrease in incremental risk, principally due to reduced exposures and changes in risk measurements.
Advanced Credit RWAs as of September 2019 increased by $34.74 billion compared with December 2018, primarily reflecting an increase in commitments, guarantees and loans, principally due to an increase in lending activity, and an increase in other credit RWAs, principally due to the recognition of operating lease right-of-use assets upon adoption of ASU No. 2016-02 and an increase in corporate debt exposures. Advanced Market RWAs as of September 2019 decreased by $14.47 billion compared with December 2018, primarily reflecting a decrease in specific risk, principally due to reduced exposures, and a decrease in incremental risk, principally due to reduced exposures and changes in risk measurements. Advanced Operational RWAs as of September 2019 decreased by $12.79 billion compared with December 2018, reflecting the removal of certain events previously incorporated within the firm’s risk-based model due to the passage of time.
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

69	Goldman Sachs September 2019 Form 10-Q

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
Similar to the firm, GS Bank USA is required to calculate each of the CET1 capital, Tier 1 capital and Total capital ratios in accordance with both the Standardized and Advanced Capital Rules. The lower of each risk-based capital ratio calculated in accordance with the Standardized and Advanced Capital Rules is the ratio against which GS Bank USA’s compliance with its risk-based capital requirements is assessed.
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of

	September 2019	December 2018	“Well-capitalized” Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	6.4%	6.5%
Tier 1 capital ratio	8.5%	7.9%	8.0%
Total capital ratio	10.5%	9.9%	10.0%
Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%
SLR	3.0%	3.0%	6.0%
In the table above:

•	As of September 2019, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent.

•	As of December 2018, the CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0%, and the Total capital ratio requirement included a minimum of 8.0%. The requirements also included the 75%
phase-in
of the capital conservation buffer of 2.5% and the countercyclical capital buffer of zero percent.

•	The “well-capitalized” requirements were the binding requirements for risk-based capital ratios as of December 2018 and were the binding requirements for leverage ratios as of both September 2019 and December 2018.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2019
CET1 capital	$ 28,688	$ 28,688
Tier 1 capital	$ 28,688	$ 28,688
Tier 2 capital	$ 5,262	$ 4,520
Total capital	$ 33,950	$ 33,208
RWAs	$255,503	$158,755
CET1 capital ratio	11.2%	18.1%
Tier 1 capital ratio	11.2%	18.1%
Total capital ratio	13.3%	20.9%
As of December 2018
CET1 capital	$ 27,467	$ 27,467
Tier 1 capital	$ 27,467	$ 27,467
Tier 2 capital	$ 5,069	$ 4,446
Total capital	$ 32,536	$ 31,913
RWAs	$248,356	$149,019
CET1 capital ratio	11.1%	18.4%
Tier 1 capital ratio	11.1%	18.4%
Total capital ratio	13.1%	21.4%
In the table above:

•	Each of the risk-based capital ratios calculated in accordance with the Standardized Capital Rules was lower than that calculated in accordance with the Advanced
Capital
Rules and therefore the Standardized ratios were the ratios that applied to GS Bank USA as of both September 2019 and December 2018.

Goldman Sachs September 2019 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
The Standardized risk-based capital ratios increased from December 2018 to September 2019, reflecting an increase in capital, principally due to net earnings, partially offset by an increase in credit RWAs. The Advanced risk-based capital ratios decreased from December 2018 to September 2019, principally due to an increase in credit RWAs due to increased lending activity, partially offset by an increase in capital, principally due to net earnings.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	September 2019	December 2018
Tier 1 capital	$ 28,688	$ 27,467
Average adjusted total assets	$209,363	$188,606
Total leverage exposure	$402,172	$368,062
Tier 1 leverage ratio	13.7%	14.6%
SLR	7.1%	7.5%
In the table above:

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to regulatory capital requirements. As of both September 2019 and December 2018, GSIB was in compliance with its regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $26.93 billion as of September 2019 and $29.20 billion as of December 2018, which exceeded required reserve amounts by $26.79 billion as of September 2019 and $29.03 billion as of December 2018.
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
Group Inc.’s equity investment in subsidiaries was $94.36 billion as of September 2019 and $90.22 billion as of December 2018, of which Group Inc. was required to maintain $58.55 billion as of September 2019 and $52.92 billion as of December 2018, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

71	Goldman Sachs September 2019 Form 10-Q

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
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2019	2018	2019	2018
Net earnings applicable to common shareholders	$ 1,793	$ 2,453	$ 6,173	$ 7,538
Weighted average basic shares	370.0	385.4	374.7	387.4
Effect of dilutive securities:
RSUs	4.3	4.2	3.5	3.8
Stock options	–	0.9	–	1.1
Dilutive securities	4.3	5.1	3.5	4.9
Weighted average diluted shares	374.3	390.5	378.2	392.3
Basic EPS	$ 4.83	$ 6.35	$ 16.43	$ 19.42
Diluted EPS	$ 4.79	$ 6.28	$ 16.32	$ 19.21
In the table above:

•	Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities in calculating basic EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 for the three months ended September 2019, $0.01 for the three months ended September

2018
and
$0.04 for
both
the nine months ended September 2019 and September 2018.

•	Diluted EPS does not include antidilutive RSUs of less than 0.1 million for each of the three and nine months ended September 2019 and September 2018.
Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Fees earned from funds	$ 739	$ 858	$ 2,181	$ 2,760

As of

$ in millions	September 2019	December 2018
Fees receivable from funds	$ 728	$ 610
Aggregate carrying value of interests in funds	$ 5,381	$ 4,994
The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $11 million for both
the three months ended September 2019
 and
September 2018, $32 million for the nine months ended September 2019 and $40 million for the nine months ended September 2018.
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
The firm had outstanding guarantees, as permitted under the Volcker Rule, on behalf of its funds of $89 million as of September 2019 and $154 million as of December 2018. Substantially all of these amounts relate to a guarantee that the firm has voluntarily provided in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of both September 2019 and December 2018, except as noted above, the firm has not provided any additional financial support to its affiliated funds.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for the firm’s investment commitments related to these funds.

Goldman Sachs September 2019 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Deposits with banks	$ 287	$ 371	$ 981	$ 1,015
Collateralized agreements	1,100	1,021	3,705	2,584
Financial instruments owned	1,909	1,715	5,731	5,163
Loans receivable	1,246	1,090	3,702	2,982
Other interest	917	864	2,697	2,467
Total interest income	5,459	5,061	16,816	14,211
Deposits	945	684	2,689	1,815
Collateralized financings	710	515	2,130	1,384
Financial instruments sold, but not yet purchased	254	413	935	1,196
Secured and unsecured borrowings:
Short-term	190	156	500	546
Long-term	1,321	1,454	4,119	4,112
Other interest	1,031	983	3,146	2,382
Total interest expense	4,451	4,205	13,519	11,435
Net interest income	$ 1,008	$ 856	$ 3,297	$ 2,776

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Other interest income includes interest income on customer debit balances and other interest-earning assets.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

73	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2019
U.S. Federal	2011
New York State and City	2011
United Kingdom	2016
Japan	2014
Hong Kong	2013

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2019. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The 2013 through 201
8
tax years remain subject to post-filing review.
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
The table below presents net revenues, provision for credit losses, operating expenses and pre-tax
earnings by segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Investment Banking
Financial Advisory	$ 716	$ 916	$ 2,379	$ 2,306
Equity underwriting	385	432	1,138	1,331
Debt underwriting	586	632	1,843	2,181
Total Underwriting	971	1,064	2,981	3,512
Total net revenues	1,687	1,980	5,360	5,818
Operating expenses	962	1,114	3,013	3,334
Pre-tax earnings	$ 725	$ 866	$ 2,347	$ 2,484
Institutional Client Services
FICC Client Execution	$ 1,410	$ 1,307	$ 4,718	$ 5,060
Equities client execution	681	681	2,135	2,434
Commissions and fees	728	674	2,219	2,254
Securities services	468	439	1,296	1,308
Total Equities	1,877	1,794	5,650	5,996
Total net revenues	3,287	3,101	10,368	11,056
Operating expenses	2,336	2,357	7,572	8,061
Pre-tax earnings	$ 951	$ 744	$ 2,796	$ 2,995
Investing & Lending
Equity securities	$ 662	$ 1,111	$ 3,050	$ 3,461
Debt securities and loans	1,019	924	2,998	2,883
Total net revenues	1,681	2,035	6,048	6,344
Provision for credit losses	291	174	729	452
Operating expenses	969	777	3,045	2,760
Pre-tax earnings	$ 421	$ 1,084	$ 2,274	$ 3,132
Investment Management
Management and other fees	$ 1,457	$ 1,382	$ 4,184	$ 4,073
Incentive fees	45	148	147	677
Transaction revenues	166	174	484	568
Total net revenues	1,668	1,704	4,815	5,318
Operating expenses	1,349	1,320	3,970	4,156
Pre-tax earnings	$ 319	$ 384	$ 845	$ 1,162
Total net revenues	$ 8,323	$ 8,820	$ 26,591	$ 28,536
Provision for credit losses	291	174	729	452
Total operating expenses	5,616	5,568	17,600	18,311
Total pre-tax earnings	$ 2,416	$ 3,078	$ 8,262	$ 9,773

Goldman Sachs September 2019 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•
Net revenues in the firm’s segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•	Provision for credit losses, previously reported in Investing & Lending segment net revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.
The table below presents assets by segment.

	As of

$ in millions	September 2019	December 2018
Investment Banking	$ 2,446	$ 1,748
Institutional Client Services	718,523	656,920
Investing & Lending	274,783	259,104
Investment Management	11,568	14,024
Total	$1,007,320	$931,796
The table below presents net interest income by segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Investment Banking	$ –	$ –	$ –	$ –
Institutional Client Services	175	146	803	771
Investing & Lending	751	616	2,237	1,741
Investment Management	82	94	257	264
Total	$1,008	$856	$3,297	$2,776
The table below presents depreciation and amortization expense by segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Investment Banking	$ 33	$ 28	$ 93	$ 85
Institutional Client Services	170	137	479	414
Investing & Lending	188	97	465	292
Investment Management	82	55	203	160
Total	$ 473	$317	$1,240	$ 951
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
s
ecurities services): location of the market-making desk;
s
ecurities services: location of the primary market for the underlying security.

•	Investing & Lending: Investing: location of the investment; Lending: location of the client.

•	Investment Management: location of the sales team.
The table below presents total net revenues and
pre-tax
earnings by geographic region allocated based on the methodology referred to above.

$ in millions	2019		2018
Three Months Ended September
Americas	$ 4,941	59%	$ 5,351	61%
Europe, Middle East and Africa	2,329	28%	2,254	25%
Asia	1,053	13%	1,215	14%
Total net revenues	$ 8,323	100%	$ 8,820	100%
Americas	$ 1,164	48%	$ 1,863	60%
Europe, Middle East and Africa	948	39%	856	28%
Asia	304	13%	359	12%
Total pre-tax earnings	$ 2,416	100%	$ 3,078	100%
Nine Months Ended September
Americas	$15,838	60%	$17,161	60%
Europe, Middle East and Africa	7,477	28%	7,478	26%
Asia	3,276	12%	3,897	14%
Total net revenues	$26,591	100%	$28,536	100%
Americas	$ 4,444	54%	$ 5,883	60%
Europe, Middle East and Africa	2,855	34%	2,764	28%
Asia	963	12%	1,126	12%
Total pre-tax earnings	$ 8,262	100%	$ 9,773	100%
In the table above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

75	Goldman Sachs September 2019 Form 10-Q

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
The table below presents the credit concentrations in cash instruments included in financial instruments owned.

	As of

$ in millions	September 2019	December 2018
U.S. government and agency obligations	$ 131,500	$110,616
Percentage of total assets	13.1%	11.9%
Non-U.S. government and agency obligations	$ 55,657	$ 43,607
Percentage of total assets	5.5%	4.7%
In addition, the firm had $56.60 billion as of September 2019 and $90.47 billion as of December 2018 of cash deposits held at central banks (included in cash and cash equivalents), of which $26.93 billion as of September 2019 and $29.20 billion as of December 2018 was held at the Federal Reserve Bank of New York. The firm also had U.S. government obligations of $5.06 billion as of September 2019 and $498 million as of December 2018 that were classified as held-to-maturity
and included in other assets.
As of both September 2019 and December 2018, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

As of

$ in millions	September 2019	December 2018
U.S. government and agency obligations	$ 80,519	$ 78,828
Non-U.S. government and agency obligations	$ 82,071	$ 76,745
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, France, the U.K. and Germany.

•	Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.
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

Goldman Sachs September 2019 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2019 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.9 billion in excess of the aggregate reserves for such matters.
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

77	Goldman Sachs September 2019 Form 10-Q

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

On August 9, 2019, the Attorney General of Malaysia announced that criminal charges had also been filed against seventeen current and former directors of GSI, GS Asia and GS Singapore.
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

Defendants moved to dismiss this action on September 12, 2019.
Beginning in March 2019, the firm has also received demands from alleged shareholders to investigate and pursue claims against certain current and former directors and executive officers based on their oversight and public disclosures regarding 1MDB and related internal controls.
On November 21, 2018, a summons with notice was filed in New York Supreme Court,
C
oun
t
y of
New York, by International Petroleum Investment Company, which guaranteed certain debt securities issued by 1MDB, and its subsidiary Aabar Investments PJS. The summons with notice makes unspecified claims relating to 1MDB and seeks unspecified compensatory and punitive damages and other relief against Group Inc., GSI, GS Asia, GS Singapore, GS Malaysia, Leissner, Ng, and an employee of the firm, as well as individuals (who are not employees of the firm) formerly associated with the plaintiffs.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures concerning 1MDB and seeking unspecified damages.

The plaintiffs filed the second amended complaint on October 28, 2019.
The firm is cooperating with the DOJ and all other governmental and regulatory investigations relating to 1
MDB. The firm is also engaged in discussions with certain governmental and regulatory authorities with respect to potential resolution of their investigations. There can be no assurance that the discussions will lead to resolution of any of those matters. Any such resolution, as well as proceedings by the DOJ or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties and other sanctions against the firm, including restrictions on the firm’s activities.
Mortgage-Related Matters
Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.
The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. The defendants have moved for summary judgment. On December 11, 2018, the Second Circuit Court of Appeals granted the defendants’ petition for interlocutory review of the district court’s August 14, 2018 grant of class certification. On January 23, 2019, the district court stayed proceedings pending the appellate court’s decision.

Goldman Sachs September 2019 Form 10-Q	78

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
 Defendants moved to dismiss the complaint on September 23, 2019.
The firm continues to receive requests for information, including from certain regulators, relating to mortgage-related activities.
Director Compensation-Related Litigation
On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The complaint alleges that excessive compensation has been paid to the non-employee
director defendants since 2015, and that certain disclosures in connection with soliciting shareholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. On October 23, 2018, the court declined to approve the parties’ proposed settlement. On May 31, 2019, the court dismissed the disclosure-related claims, but permitted the non-employee
director compensation claim to proceed.
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. The consolidated amended complaint, filed on June 30, 2017, generally alleged a conspiracy to manipulate the foreign currency exchange markets and asserted claims under federal and state antitrust laws and state consumer protection laws. On March 15, 2018, the court granted defendants’ motion to dismiss in its entirety, and on October 25, 2018, plaintiffs’ motion for leave to replead was denied as to the claim under federal antitrust law and granted as to the claims under state antitrust and consumer protection laws. On
August

5
, 201
9
, the plaintiffs filed a
third
consolidated amended complaint asserting claims under various state antitrust laws and state consumer protection laws and seeking treble damages in an unspecified amount.
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

79	Goldman Sachs September 2019 Form 10-Q

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
SunEdison, Inc.
GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On March 6, 2018, the defendants’ motion to dismiss in the class action was granted in part and denied in part. On February 11, 2019, the plaintiffs’ motion for class certification in the class action was granted. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints. The defendants have reached a settlement with certain plaintiffs in the individual actions and a settlement of the class action
,

which
the cou
r
t approved on October 25, 2019. The firm
has paid the full
amount of i
ts
contribution to the settlement
.
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

Goldman Sachs September 2019 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Snap Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the distric
t court

action on September 18, 2018. The state court actions have been stayed.
Sea Limited.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in
New York
Supreme Court, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depositary shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depositary shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint. Defendants moved to dismiss on March 26, 2019.
Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court,
County of
Queens and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On May 10, 2019, plaintiffs in the district court filed an amended complaint, and on June 27, 2019, plaintiffs in the state court action filed a consolidated amended complaint.
On July 23, 2019, defendants moved to dismiss the amended complaint in the state court action. On October 14, 2019, defendants moved to dismiss the complaint in the district court action.
Camping World Holdings, Inc.

GS&Co. is among the underwriters named as defendants in several putative securities class actions pending in the U.S. District Court for the Northern District of Illinois,
N
ew York
Supreme Court
,
C
ounty
of New York, and the Circuit Court of Cook County, Illinois, Chancery Division, beginning in December 2018. In addition to the underwriters, the defendants include Camping World Holdings, Inc. (Camping World) and certain of its officers and directors, as well as certain of its stockholders. As to the underwriters, the complaints relate to three offerings of Camping World common stock, a $261 million October 2016 initial public offering, a $303 million May 2017 offering and a $310 million October 2017 offering. GS&Co. underwrote 4,267,214 shares of common stock in the October 2016 initial public offering representing an aggregate offering price of approximately $94 million, 4,557,286 shares of common stock in the May 2017 offering representing an aggregate offering price of approximately $126 million and
3,525,348
shares of common stock in the October 2017 offering representing an aggregate offering price of approximately $143 million.
GS&Co. and the other defendants moved to dismiss the New York state court action on February 28, 2019, the Illinois state court action on April 19, 2019 and the Illinois district court action on May 17, 2019. The Illinois state court action has been stayed pending resolution of the motion
s
to dismiss in the Illinois district court action.
Alnylam Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 12, 2019 in New York Supreme Court, County of New York, relating to Alnylam Pharmaceuticals, Inc.’s (Alnylam) $805 million November 2017 public offering of common stock. In addition to the underwriters, the defendants include Alnylam and certain of its officers and directors. GS&Co. underwrote 2,576,000 shares of common stock representing an aggregate offering price of approximately $322 million.
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 25, 2019 in California Superior Court, County of San Francisco, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion.

81	Goldman Sachs September 2019 Form 10-Q

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
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants moved to dismiss the second individual action on December 21, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019.
GSE Bonds Antitrust Litigation
GS&Co. is among the dealers named as defendants in numerous putative antitrust class actions relating to debt securities issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Farm Credit Banks Funding Corporation and Federal Home Loan Banks (collectively, the GSEs), filed beginning in February 2019 and consolidated in the U.S. District Court for the Southern District of New York. The third consolidated amended complaint, filed on September 10, 2019, asserts claims under federal antitrust law in connection with an alleged conspiracy among the defendants to manipulate the secondary market for debt securities issued by the GSEs. The complaint seeks declaratory and injunctive relief, as well as treble damages in unspecified amounts. Beginning in September 2019, the State of Louisiana and the City of Baton Rouge filed complaints in the U.S. District Court for the Middle District of Louisiana against the class defendants and a number of dealers alleging the same claims as in the class action. On October 2, 2019, the firm and class plaintiffs reached a settlement in principle, subject to documentation and court approval. The firm has reserved the full amount of its proposed contribution to the settlement.

Goldman Sachs September 2019 Form 10-Q	82

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
GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief
,
as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss as to all remaining claims. Certain plaintiffs subsequently appealed in December 2016. On August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings.
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

83	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Regulatory Investigations and Reviews and Related Litigation

Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and in some cases have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation and shareholder requests relating to various matters relating to the firm’s businesses and operations, including:

•	The 2008 financial crisis;

•	The public offering process;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

•	Transactions involving government-related financings and other matters, municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

•	The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the FCPA;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•	Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs September 2019 Form 10-Q	84

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and nine month periods ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
October 31, 2019

85	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Assets
U.S.	$ 35,782	$ 63,615	$ 41,812	$ 67,303
Non-U.S.	50,052	50,732	49,360	51,762
Total deposits with banks	85,834	114,347	91,172	119,065
U.S.	160,702	167,614	164,461	162,303
Non-U.S.	124,061	136,522	125,995	144,097
Total collateralized agreements	284,763	304,136	290,456	306,400
U.S.	204,430	174,417	190,859	165,141
Non-U.S.	140,969	122,465	132,866	122,850
Total financial instruments owned	345,399	296,882	323,725	287,991
U.S.	74,204	69,268	74,419	66,140
Non-U.S.	11,861	6,644	9,800	6,440
Total loans receivable	86,065	75,912	84,219	72,580
U.S.	48,058	41,112	45,051	45,157
Non-U.S.	38,910	40,486	36,855	44,669
Total other interest-earning assets	86,968	81,598	81,906	89,826
Total interest-earning assets	889,029	872,875	871,478	875,862
Cash and due from banks	12,196	10,247	10,638	12,011
Other non-interest-earning assets	90,024	84,418	84,854	87,149
Total assets	$991,249	$967,540	$966,970	$975,022
Liabilities
U.S.	$133,165	$120,083	$128,396	$115,544
Non-U.S.	36,121	28,844	33,540	30,124
Total interest-bearing deposits	169,286	148,927	161,936	145,668
U.S.	72,348	54,986	62,416	62,124
Non-U.S.	30,572	44,456	32,715	47,166
Total collateralized financings	102,920	99,442	95,131	109,290
U.S.	31,883	33,388	30,794	34,652
Non-U.S.	44,864	46,457	46,115	49,730
Total financial instruments sold, but not yet purchased	76,747	79,845	76,909	84,382
U.S.	37,167	38,635	34,977	41,159
Non-U.S.	17,719	17,874	16,711	17,217
Total short-term borrowings	54,886	56,509	51,688	58,376
U.S.	205,336	217,071	206,889	213,659
Non-U.S.	28,027	25,449	28,438	23,063
Total long-term borrowings	233,363	242,520	235,327	236,722
U.S.	129,656	126,754	129,398	124,087
Non-U.S.	54,715	62,972	54,402	65,933
Total other interest-bearing liabilities	184,371	189,726	183,800	190,020
Total interest-bearing liabilities	821,573	816,969	804,791	824,458
Non-interest-bearing deposits	5,758	4,554	5,346	4,176
Other non-interest-bearing liabilities	72,864	59,769	66,568	62,006
Total liabilities	900,195	881,292	876,705	890,640
Shareholders’ equity
Preferred stock	11,203	11,203	11,203	11,268
Common stock	79,851	75,045	79,062	73,114
Total shareholders’ equity	91,054	86,248	90,265	84,382
Total liabilities and shareholders’ equity	$991,249	$967,540	$966,970	$975,022
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	41.15%	40.88%	40.72%	42.22%
Liabilities	25.81%	27.67%	26.33%	28.29%

	Interest for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Assets
U.S.	$ 208	$ 318	$ 746	$ 899
Non-U.S.	79	53	235	116
Total deposits with banks	287	371	981	1,015
U.S.	981	883	3,324	2,196
Non-U.S.	119	138	381	388
Total collateralized agreements	1,100	1,021	3,705	2,584
U.S.	1,164	1,102	3,603	3,269
Non-U.S.	745	613	2,128	1,894
Total financial instruments owned	1,909	1,715	5,731	5,163
U.S.	1,074	972	3,246	2,673
Non-U.S.	172	118	456	309
Total loans receivable	1,246	1,090	3,702	2,982
U.S.	635	616	1,871	1,757
Non-U.S.	282	248	826	710
Total other interest-earning assets	917	864	2,697	2,467
Total interest-earning assets	$ 5,459	$5,061	$16,816	$14,211
Liabilities
U.S.	$ 819	$ 616	$ 2,357	$ 1,614
Non-U.S.	126	68	332	201
Total interest-bearing deposits	945	684	2,689	1,815
U.S.	635	427	1,902	1,160
Non-U.S.	75	88	228	224
Total collateralized financings	710	515	2,130	1,384
U.S.	63	205	373	613
Non-U.S.	191	208	562	583
Total financial instruments sold, but not yet purchased	254	413	935	1,196
U.S.	186	149	483	529
Non-U.S.	4	7	17	17
Total short-term borrowings	190	156	500	546
U.S.	1,286	1,431	4,043	4,053
Non-U.S.	35	23	76	59
Total long-term borrowings	1,321	1,454	4,119	4,112
U.S.	1,010	792	3,401	2,174
Non-U.S.	21	191	(255)	208
Total other interest-bearing liabilities	1,031	983	3,146	2,382
Total interest-bearing liabilities	$4,451	$4,205	$13,519	$11,435
Net interest income
U.S.	$ 63	$ 271	$ 231	$ 651
Non-U.S.	945	585	3,066	2,125
Net interest income	$1,008	$ 856	$ 3,297	$ 2,776

Goldman Sachs September 2019 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended September		Nine Months Ended September

	2019	2018	2019	2018
Assets
U.S.	2.26%	1.98%	2.39%	1.79%
Non-U.S.	0.61%	0.41%	0.64%	0.30%
Total deposits with banks	1.30%	1.29%	1.44%	1.14%
U.S.	2.37%	2.09%	2.70%	1.81%
Non-U.S.	0.37%	0.40%	0.40%	0.36%
Total collateralized agreements	1.50%	1.33%	1.71%	1.13%
U.S.	2.21%	2.51%	2.52%	2.65%
Non-U.S.	2.05%	1.99%	2.14%	2.06%
Total financial instruments owned	2.15%	2.29%	2.37%	2.40%
U.S.	5.62%	5.57%	5.83%	5.40%
Non-U.S.	5.63%	7.05%	6.22%	6.42%
Total loans receivable	5.62%	5.70%	5.88%	5.49%
U.S.	5.13%	5.94%	5.55%	5.20%
Non-U.S.	2.81%	2.43%	3.00%	2.13%
Total other interest-earning assets	4.09%	4.20%	4.40%	3.67%
Total interest-earning assets	2.38%	2.30%	2.58%	2.17%
Liabilities
U.S.	2.39%	2.04%	2.45%	1.87%
Non-U.S.	1.35%	0.94%	1.32%	0.89%
Total interest-bearing deposits	2.17%	1.82%	2.22%	1.67%
U.S.	3.41%	3.08%	4.07%	2.50%
Non-U.S.	0.95%	0.79%	0.93%	0.63%
Total collateralized financings	2.68%	2.05%	2.99%	1.69%
U.S.	0.77%	2.44%	1.62%	2.37%
Non-U.S.	1.65%	1.78%	1.63%	1.57%
Total financial instruments sold, but not yet purchased	1.29%	2.05%	1.63%	1.90%
U.S.	1.94%	1.53%	1.85%	1.72%
Non-U.S.	0.09%	0.16%	0.14%	0.13%
Total short-term borrowings	1.34%	1.10%	1.29%	1.25%
U.S.	2.43%	2.62%	2.61%	2.54%
Non-U.S.	0.48%	0.36%	0.36%	0.34%
Total long-term borrowings	2.20%	2.38%	2.34%	2.32%
U.S.	3.02%	2.48%	3.51%	2.34%
Non-U.S.	0.15%	1.20%	(0.63)%	0.42%
Total other interest-bearing liabilities	2.17%	2.06%	2.29%	1.68%
Total interest-bearing liabilities	2.10%	2.04%	2.25%	1.85%
Interest rate spread	0.28%	0.26%	0.33%	0.32%
U.S.	0.05%	0.21%	0.06%	0.17%
Non-U.S.	1.00%	0.65%	1.16%	0.77%
Net yield on interest-earning assets	0.44%	0.39%	0.51%	0.42%

In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest- bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

87	Goldman Sachs September 2019 Form 10-Q

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
are to our Quarterly Report on Form
 10-Q
for the quarterly period ended September 30, 2019. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form
 10-Q.
The consolidated financial statements are unaudited. All references to September 2019, June 2019 and September 2018 refer to our periods ended, or the dates, as the context requires, September 30, 2019, June 30, 2019 and September 30, 2018, respectively. All references to December 2018 refer to the date December 31, 2018. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended September 2019 versus September 2018.
We generated net earnings of $1.88 billion for the third quarter of 2019, a decrease of 26%, compared with $2.52 billion for the third quarter of 2018. Diluted earnings per common share was $4.79 for the third quarter of 2019, a decrease of 24%, compared with $6.28 for the third quarter of 2018. Annualized return on average common shareholders’ equity (ROE) was 9.0% for the third quarter of 2019, compared with 13.1% for the third quarter of 2018. Book value per common share was $218.82 as of September 2019, 2.2% higher compared with June 2019 and 10.9% higher compared with September 2018.
Net revenues were $8.32 billion for the third quarter of 2019, 6% lower than the third quarter of 2018, primarily reflecting lower net revenues in Investing & Lending, due to significantly lower net revenues in equity securities, and Investment Banking, primarily due to significantly lower net revenues in Financial Advisory. These decreases were partially offset by higher net revenues in Institutional Client Services, across both Fixed Income, Currency and Commodities (FICC) Client Execution and Equities.
Provision for credit losses was $291 million for the third quarter of 2019, 67% higher than the third quarter of 2018, primarily reflecting higher impairments.
Operating expenses were $5.62 billion for the third quarter of 2019, essentially unchanged compared with the third quarter of 2018, primarily reflecting higher expenses for consolidated investments and higher brokerage, clearing, exchange and distribution fees, largely offset by lower compensation and benefits expenses.
We returned $1.14 billion of capital to common shareholders during the third quarter of 2019, including $673 million of common share repurchases and $466 million of common stock dividends. As of September 2019, our Common Equity Tier 1 (CET1) capital ratio as calculated in accordance with the Standardized Capital Rules was 13.6% and as calculated in accordance with the Advanced Capital Rules was 13.4%. See Note 20 to the consolidated financial statements for further information about our capital ratios.

Goldman Sachs September 2019 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2019 versus September 2018.
We generated net earnings of $6.55 billion for the first nine months of 2019, a decrease of 17%, compared with $7.92 billion for the first nine months of 2018. Diluted earnings per common share was $16.32 for the first nine months of 2019, a decrease of 15%, compared with $19.21 for the first nine months of 2018. Annualized ROE was 10.4% for the first nine months of 2019, compared with 13.7% for the first nine months of 2018. Book value per common share as of September 2019 was 5.5% higher compared with December 2018.
Net revenues were $26.59 billion for the first nine months of 2019, 7% lower than the first nine months of 2018, reflecting lower net revenues across all segments. Net revenues were lower in Institutional Client Services, across both Equities and FICC Client Execution, and Investment Management, primarily due to significantly lower incentive fees. In addition, net revenues were lower in Investment Banking, due to lower net revenues in Underwriting, and Investing & Lending, reflecting lower net revenues in equity securities.
Provision for credit losses was $729 million for the first nine months of 2019, 61% higher than the first nine months of 2018, primarily reflecting higher impairments and higher provisions related to consumer loans.
Operating expenses were $17.60 billion for the first nine months of 2019, 4% lower than the first nine months of 2018, due to lower compensation and benefits expenses and lower net provisions for litigation and regulatory proceedings, partially offset by higher expenses related to consolidated investments, technology and our credit card activities.
Pre-tax
earnings were $8.26 billion for the first nine months of 2019 and included our investments in our digital platform,
Marcus: by Goldman Sachs
(Marcus), our credit card activities, and the planned launch of our transaction banking activities, which collectively had a pre-tax
loss of approximately $450 million.
We returned $4.26 billion of capital to common shareholders during the first nine months of 2019, including $3.17 billion of common share repurchases and $1.09 billion of common stock dividends.
Business Environment
During the third quarter of 2019, global real gross domestic product (GDP) growth appeared to decrease compared with the second quarter of 2019, reflecting decreased growth in both emerging markets and advanced economies, including in the U.S. Continued concerns about future global growth and a mixed macroeconomic environment led to accommodative monetary policies by global central banks, including two cuts to the federal funds rate by the U.S. Federal Reserve during the quarter to a target range of 1.75% to 2.00%. The market sentiment in the third quarter was also impacted by continued geopolitical uncertainty, including ongoing trade concerns between the U.S. and China, the approaching deadline related to the U.K.’s decision to leave the E.U. (Brexit), turmoil in Argentina and a temporary spike in oil prices. See “Results of Operations — Segment Operating Results” for further information about the operating environment for each of our business segments during the quarter.
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

89	Goldman Sachs September 2019 Form 10-Q

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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.3% as of September 2019, and 2.4% as of both June 2019 and December 2018, of our total assets. See Notes 5 through 8 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs September 2019 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Review of Valuation Models.
Our independent model risk management group (Model Risk), consisting of quantitative professionals who are separate from model developers, performs an independent model review and validation process of our valuation models. New or changed models are reviewed and approved prior to implementation. Models are reviewed annually to assess the impact of any changes in the product or market and any market developments in pricing theories. See “Risk Management —
Model Risk Management” for further information about the review and validation of our valuation models.
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
In the fourth quarter of 2018, we assessed goodwill for impairment for each of our reporting units by performing a qualitative assessment and determined that goodwill for each reporting unit was not impaired. There were no events or changes in circumstances during the nine months ended September 2019 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of September 2019. See Note 13 to the consolidated financial statements for further information about goodwill.
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

91	Goldman Sachs September 2019 Form 10-Q

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
 10-K
for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September

$ in millions, except per share amounts	2019	2018	2019	2018
Net revenues	$8,323	$8,820	$26,591	$28,536
Pre-tax earnings	$2,416	$3,078	$ 8,262	$ 9,773
Net earnings	$1,877	$2,524	$ 6,549	$ 7,921
Net earnings applicable to common shareholders	$1,793	$2,453	$ 6,173	$ 7,538
Diluted earnings per common share	$ 4.79	$ 6.28	$ 16.32	$ 19.21
Annualized ROE	9.0%	13.1%	10.4%	13.7%
Annualized ROTE	9.5%	13.8%	11.0%	14.6%
Annualized net earnings to average total assets	0.8%	1.0%	0.9%	1.1%
Annualized return on average total shareholders’ equity	8.2%	11.7%	9.7%	12.5%
Average total shareholders’ equity to average total assets	9.2%	8.9%	9.3%	8.7%
Dividend payout ratio	26.1%	12.7%	17.8%	12.2%

In the table above:

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•	Annualized ROE is calculated by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Annualized return on average tangible common shareholders’ equity (ROTE) is calculated by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP
measures and may not be comparable to similar
non-GAAP
measures used by other companies. Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity.

The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Total shareholders’ equity	$ 91,054	$ 86,248	$ 90,265	$ 84,382
Preferred stock	(11,203)	(11,203)	(11,203)	(11,268)
Common shareholders’ equity	79,851	75,045	79,062	73,114
Goodwill and identifiable intangible assets	(4,704)	(4,105)	(4,347)	(4,090)
Tangible common shareholders’ equity	$ 75,147	$ 70,940	$ 74,715	$ 69,024

Goldman Sachs September 2019 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Investment banking	$1,687	$1,980	$ 5,360	$ 5,818
Investment management	1,556	1,580	4,469	4,947
Commissions and fees	758	704	2,308	2,361
Market making	2,384	2,281	7,346	8,031
Other principal transactions	930	1,419	3,811	4,603
Total non-interest revenues	7,315	7,964	23,294	25,760
Interest income	5,459	5,061	16,816	14,211
Interest expense	4,451	4,205	13,519	11,435
Net interest income	1,008	856	3,297	2,776
Total net revenues	$8,323	$8,820	$26,591	$28,536

In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments, as well as derivative transactions directly related to these assignments. These activities are included in our Investment Banking segment.

•	Investment management consists of revenues (excluding net interest) from providing investment management services to a diverse set of clients, as well as wealth advisory services and certain transaction services to high-net-worth
individuals and families. These activities are included in our Investment Management segment.

•	Commissions and fees consists of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter
(OTC) transactions. These activities are included in our Institutional Client Services and Investment Management segments.

•	Market making consists of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in our Institutional Client Services segment.

•	Other principal transactions consists of revenues (excluding net interest) from our investing activities and the origination of loans to provide financing to clients. In addition, other principal transactions includes revenues related to our consolidated investments. These activities are included in our Investing & Lending segment.
Provision for credit losses, previously reported in other principal transactions revenues, is now reported as a separate line item in the consolidated statements of earnings. Previously reported amounts have been conformed to the current presentation.

Operating Environment.
During the third quarter of 2019, market-making activities operated in an environment generally characterized by macroeconomic concerns, driven by continued trade tensions and concerns over a slowdown in future global economic growth. Volatility in equity markets increased in August and the average daily VIX for the quarter was slightly higher compared with the second quarter of 2019. In addition, monetary policies set by global central banks remained accommodative. Investment banking activities reflected decreases in industry-wide completed mergers and acquisitions transactions and industry-wide equity and debt underwriting transactions. Our assets under supervision increased from acquisitions, organic net inflows and appreciation in our client assets, reflecting generally higher fixed income prices. Global equity markets generally ended the quarter essentially unchanged after markets rebounded in September following declines in August.
If macroeconomic concerns continue, or if market-making activity levels decline, or volatility declines, or if investment banking transaction levels continue to decline, or if assets under supervision decline, or if global equity markets decline, net revenues would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended September 2019 versus September 2018
Net revenues in the consolidated statements of earnings were $8.32 billion for the third quarter of 2019, 6% lower than the third quarter of 2018, primarily due to significantly lower other principal transactions revenues and lower investment banking revenues, partially offset by higher net interest income and slightly higher market making revenues.
Non-Interest Revenues.
Investment banking revenues in the consolidated statements of earnings were $1.69 billion for the third quarter of 2019, 15% lower than the third quarter of 2018. Revenues in financial advisory were significantly lower compared with a strong third quarter of 2018, reflecting a decrease in completed mergers and acquisitions transactions. Revenues in underwriting were lower, due to lower revenues in equity underwriting, reflecting a significant decline in industry-wide initial public offerings, and in debt underwriting, reflecting a decrease in industry-wide leveraged finance transactions.
Investment management revenues in the consolidated statements of earnings were $1.56 billion for the third quarter of 2019, 2% lower than the third quarter of 2018, due to significantly lower incentive fees. This decrease was partially offset by higher management and other fees (including the impact of the acquisition of United Capital Financial Partners, Inc. (United Capital)), reflecting higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.

93	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Commissions and fees in the consolidated statements of earnings were $758 million for the third quarter of 2019, 8% higher than the third quarter of 2018, reflecting increased client activity. Changes in cash equity market volumes were mixed compared with the third quarter of 2018, including higher volumes in the U.S. and lower volumes in Europe.
Market making revenues in the consolidated statements of earnings were $2.38 billion for the third quarter of 2019, 5% higher than the third quarter of 2018, primarily reflecting significantly higher revenues in credit products and higher revenues in interest rate products, equity products and commodities, partially offset by significantly lower revenues in currencies.
Other principal transactions revenues in the consolidated statements of earnings were $930 million for the third quarter of 2019, 34% lower than the third quarter of 2018, reflecting significantly lower net gains from investments in private equities, as well as net losses from investments in public equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.01 billion for the third quarter of 2019, 18% higher than the third quarter of 2018, reflecting an increase in interest income primarily related to financial instruments owned reflecting the impact of higher average balances, partially offset by lower yields, and loans receivable reflecting the impact of higher average balances. The increase in interest income was partially offset by higher interest expense primarily related to deposits reflecting the impact of higher average balances and higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Nine Months Ended September 2019 versus September 2018
Net revenues in the consolidated statements of earnings were $26.59 billion for the first nine months of 2019, 7% lower than the first nine months of 2018, reflecting lower net revenues across all line items within non-interest
revenues, partially offset by higher net interest income.
Non-Interest Revenues.
Investment banking revenues in the consolidated statements of earnings were $5.36 billion for the first nine months of 2019, 8% lower compared with a strong first nine months of 2018, due to lower revenues in debt underwriting, primarily reflecting a significant decrease in industry-wide leveraged finance activity, and equity underwriting, reflecting a significant decline in industry-wide initial public offerings. Revenues in financial advisory were slightly higher.
Investment management revenues in the consolidated statements of earnings were $4.47 billion for the first nine months of 2019, 10% lower than the first nine months of 2018, primarily due to significantly lower incentive fees. In addition, transaction revenues were lower. These decreases were partially offset by slightly higher management and other fees (including the impact of the acquisition of United Capital), reflecting higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Commissions and fees in the consolidated statements of earnings were $2.31 billion for the first nine months of 2019, 2% lower than the first nine months of 2018.
Market making revenues in the consolidated statements of earnings were $7.35 billion for the first nine months of 2019, 9% lower than the first nine months of 2018, primarily reflecting significantly lower revenues in currencies and mortgages, and lower revenues in equity products and credit products, partially offset by significantly higher revenues in interest rate products.
Other principal transactions revenues in the consolidated statements of earnings were $3.81 billion for the first nine months of 2019, 17% lower than the first nine months of 2018, reflecting lower net gains from investments in private equities and significantly lower net gains from investments in debt instruments, partially offset by significantly higher net gains from investments in public equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $3.30 billion for the first nine months of 2019, 19% higher than the first nine months of 2018, reflecting an increase in interest income primarily related to collateralized agreements reflecting the impact of higher interest rates, as well as loans receivable and financial instruments owned, both reflecting the impact of higher average balances. The increase in interest income was partially offset by higher interest expense primarily related to deposits, other interest-bearing liabilities, and collateralized financings, each reflecting the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs September 2019 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans receivable and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Provision for credit losses	$291	$174	$729	$452

Three Months Ended September 2019 versus September 2018.
Provision for credit losses in the consolidated statements of earnings was $291 million for the third quarter of 2019, 67% higher than the third quarter of 2018, primarily reflecting higher impairments.
Nine Months Ended September 2019 versus September 2018.
Provision for credit losses in the consolidated statements of earnings was $729 million for the first nine months of 2019, 61% higher than the first nine months of 2018, primarily reflecting higher impairments and higher provisions related to consumer loans.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Compensation and benefits	$ 2,731	$ 3,019	$ 9,307	$10,471
Brokerage, clearing, exchange and distribution fees	853	714	2,438	2,370
Market development	169	167	539	532
Communications and technology	283	250	859	761
Depreciation and amortization	473	317	1,240	951
Occupancy	252	203	711	594
Professional fees	350	310	950	897
Other expenses	505	588	1,556	1,735
Total operating expenses	$ 5,616	$ 5,568	$17,600	$18,311
Headcount at period-end	37,800	36,300

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
Three Months Ended September 2019 versus September 2018.
Operating expenses in the consolidated statements of earnings were $5.62 billion for the third quarter of 2019, essentially unchanged compared with the third quarter of 2018. Our efficiency ratio (total operating expenses divided by total net revenues) for the third quarter of 2019 was 67.5%, compared with 63.1% for the third quarter of 2018.
Operating expenses, compared with the third quarter of 2018, reflected higher expenses for consolidated investments (increase was primarily in depreciation and amortization, occupancy and other expenses) and higher brokerage, clearing, exchange and distribution fees, reflecting an increase in activity levels. In addition, the third quarter of 2019 included higher expenses related to technology and our credit card activities (increases were primarily in depreciation and amortization, communications and technology, professional fees and other expenses) and also included expenses related to United Capital. These increases were offset by lower compensation and benefits expenses and lower net provisions for litigation and regulatory proceedings.
Net provisions for litigation and regulatory proceedings for the third quarter of 2019 were $47 million compared with $136 million for the third quarter of 2018.
Headcount increased 6% compared with June 2019, primarily reflecting the timing of campus hires and the acquisition of United Capital.
Nine Months Ended September 2019 versus September 2018.
Operating expenses in the consolidated statements of earnings were $17.60 billion for the first nine months of 2019, 4% lower than the first nine months of 2018. Our efficiency ratio (total operating expenses divided by total net revenues) for the first nine months of 2019 was 66.2%, compared with 64.2% for the first nine months of 2018.

95	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The decrease in operating expenses compared with the first nine months of 2018 was due to lower compensation and benefits expenses, reflecting a decline in operating performance, and lower net provisions for litigation and regulatory proceedings. These decreases were partially offset by higher expenses related to consolidated investments and technology (increases were primarily in depreciation and amortization, occupancy, communications and technology, and other expenses), as well as higher expenses related to our credit card activities (increase was primarily in professional fees and other expenses).
Net provisions for litigation and regulatory proceedings for the first nine months of 2019 were $150 million compared with $328 million for the first nine months of 2018.
Headcount increased 3% compared with December 2018.
Provision for Taxes
The effective income tax rate for the first nine months of 2019 was 20.7%, up from the full year tax rate of 16.2% for 2018, which included a $487 million income tax benefit in 2018 related to the finalization of the impact of the Tax Cuts and Jobs Act (Tax Legislation). The increase compared with 20.1% for the first half of 2019 was primarily due to a decrease in the impact of permanent tax benefits in the first nine months of 2019 compared with the first half of 2019.
Tax Legislation reduced the U.S. corporate tax rate to 21%, eliminated tax deductions for certain expenses and enacted two new taxes, Base Erosion and Anti-Abuse Tax (BEAT) and Global Intangible Low Taxed Income (GILTI). BEAT is an alternative minimum tax that applies to banks that pay more than 2% of total deductible expenses to certain foreign subsidiaries. GILTI is effectively a 10.5% tax, before allowable credits for foreign taxes paid, on the annual taxable income of certain foreign subsidiaries. Income tax expense associated with GILTI is recognized as incurred. In June 2019, the U.S. Internal Revenue Service (IRS) and the U.S. Department of the Treasury (U.S. Treasury) released final, temporary and proposed regulations relating to the implementation of GILTI. The final and temporary regulations did not have a material impact on our effective income tax rate for the first nine months of 2019 and the proposed regulations would be applicable only after final regulations are published. In 2018, the IRS and U.S. Treasury issued proposed regulations relating to BEAT and GILTI. The effective income tax rate for the first nine months of 2019 includes estimates for BEAT and GILTI that are based on our current interpretation of these proposed regulations. We do not expect that the finalization of these proposed regulations will have a material impact on these estimates. However, it is possible that these estimates are materially impacted if the final regulations differ significantly from our current interpretation of the proposed regulations.
Based on our current interpretations of the rules and legislative guidance to date, we expect our 2019 tax rate to be approximately 22%.
Segment Operating Results
The table below presents our net revenues, provision for credit losses, operating expenses and pre-tax
earnings by segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Investment Banking
Net revenues	$1,687	$1,980	$ 5,360	$ 5,818
Operating expenses	962	1,114	3,013	3,334
Pre-tax earnings	$ 725	$ 866	$ 2,347	$ 2,484
Institutional Client Services
Net revenues	$3,287	$3,101	$10,368	$11,056
Operating expenses	2,336	2,357	7,572	8,061
Pre-tax earnings	$ 951	$ 744	$ 2,796	$ 2,995
Investing & Lending
Net revenues	$1,681	$2,035	$ 6,048	$ 6,344
Provision for credit losses	291	174	729	452
Operating expenses	969	777	3,045	2,760
Pre-tax earnings	$ 421	$1,084	$ 2,274	$ 3,132
Investment Management
Net revenues	$1,668	$1,704	$ 4,815	$ 5,318
Operating expenses	1,349	1,320	3,970	4,156
Pre-tax earnings	$ 319	$ 384	$ 845	$ 1,162
Total net revenues	$8,323	$8,820	$26,591	$28,536
Provision for credit losses	291	174	729	452
Total operating expenses	5,616	5,568	17,600	18,311
Total pre-tax earnings	$2,416	$3,078	$ 8,262	$ 9,773

In the table above, provision for credit losses, previously reported in Investing & Lending segment net revenues, is now reported as a separate line item. Previously reported amounts have been conformed to the current presentation.
Net revenues in our segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. See Note 25 to the consolidated financial statements for further information about our business segments.
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

Goldman Sachs September 2019 Form 10-Q	96

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
The table below presents the operating results of our Investment Banking segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Financial Advisory	$ 716	$ 916	$2,379	$2,306
Equity underwriting	385	432	1,138	1,331
Debt underwriting	586	632	1,843	2,181
Total Underwriting	971	1,064	2,981	3,512
Total net revenues	1,687	1,980	5,360	5,818
Operating expenses	962	1,114	3,013	3,334
Pre-tax earnings	$ 725	$ 866	$2,347	$2,484

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September

$ in billions	2019	2018	2019	2018
Announced mergers and acquisitions	$ 261	$ 208	$1,103	$1,011
Completed mergers and acquisitions	$ 427	$ 265	$1,034	$ 699
Equity and equity-related offerings	$ 17	$ 15	$ 49	$ 56
Debt offerings	$ 67	$ 63	$ 196	$ 211

In the table above:

•	Volumes are per Dealogic.

•	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

•	Equity and equity-related offerings includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

•	Debt offerings includes
non-convertible
preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Operating Environment.
During the third quarter of 2019, industry-wide announced and completed mergers and acquisitions transactions decreased compared with the second quarter of 2019.
In underwriting, industry-wide equity underwriting transactions decreased compared with the second quarter of 2019, reflecting a significant decline in initial public offerings. Industry-wide debt underwriting transactions also decreased, particularly in leveraged finance activity. In the future, if industry-wide mergers and acquisitions transactions continue to decline, or if industry-wide equity or debt underwriting transactions continue to decline, net revenues in Investment Banking would likely continue to be negatively impacted.
Three Months Ended September 2019 versus September 2018.
Net revenues in Investment Banking were $1.69 billion for the third quarter of 2019, 15% lower than the third quarter of 2018.
Net revenues in Financial Advisory were $716 million, 22% lower compared with a strong third quarter of 2018, reflecting a decrease in completed mergers and acquisitions transactions.
Net revenues in Underwriting were $971 million, 9% lower than the third quarter of 2018, due to lower net revenues in equity underwriting, reflecting a significant decline in industry-wide initial public offerings, and in debt underwriting, reflecting a decrease in industry-wide leveraged finance transactions.
Operating expenses were $962 million for the third quarter of 2019, 14% lower than the third quarter of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance, and lower net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $725 million in the third quarter of 2019, 16% lower than the third quarter of 2018.
As of September 2019, our investment banking transaction backlog increased compared with June 2019, due to higher estimated net revenues from potential advisory transactions and higher estimated net revenues from potential debt underwriting transactions, primarily from investment-grade and leveraged finance transactions. These increases were partially offset by slightly lower estimated net revenues from potential equity underwriting transactions.

97	Goldman Sachs September 2019 Form 10-Q

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
Nine Months Ended September 2019 versus September 2018.
Net revenues in Investment Banking were $5.36 billion for the first nine months of 2019, 8% lower compared with a strong first nine months of 2018.
Net revenues in Financial Advisory were $2.38 billion, 3% higher than the first nine months of 2018.
Net revenues in Underwriting were $2.98 billion, 15% lower compared with a strong first nine months of 2018, due to lower net revenues in debt underwriting, primarily reflecting a significant decrease in industry-wide leveraged finance activity, and equity underwriting, reflecting a significant decline in industry-wide initial public offerings.
Operating expenses were $3.01 billion for the first nine months of 2019, 10% lower than the first nine months of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance, and lower net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $2.35 billion in the first nine months of 2019, 6% lower than the first nine months of 2018.
As of September 2019, our investment banking transaction backlog decreased compared with December 2018, primarily due to significantly lower estimated net revenues from potential equity underwriting transactions, reflecting declines across products, and lower estimated net revenues from potential debt underwriting transactions. In addition, estimated net revenues from potential advisory transactions were slightly lower.
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

Goldman Sachs September 2019 Form 10-Q	98

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
In general, assuming all other market-making conditions remain constant, increases in client activity levels or bid/offer spreads tend to result in increases in net revenues, and decreases tend to have the opposite effect. However, changes in market-making conditions can materially impact client activity levels and bid/offer spreads, as well as the fair value of our inventory. For example, a decrease in liquidity in the market could have the impact of (i) increasing our bid/offer spread, (ii) decreasing investor confidence and thereby decreasing client activity levels, and (iii) widening of credit spreads on our inventory positions.
The table below presents the operating results of our Institutional Client Services segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
FICC Client Execution	$1,410	$1,307	$ 4,718	$ 5,060
Equities client execution	681	681	2,135	2,434
Commissions and fees	728	674	2,219	2,254
Securities services	468	439	1,296	1,308
Total Equities	1,877	1,794	5,650	5,996
Total net revenues	3,287	3,101	10,368	11,056
Operating expenses	2,336	2,357	7,572	8,061
Pre-tax earnings	$ 951	$ 744	$ 2,796	$ 2,995

In the table above, net revenues for the three months ended September 2018 included $112 million ($48 million in FICC Client Execution and $64 million in Equities) of the total gain of $160 million related to the retirement of our unsecured borrowings. The remaining portion of the gain was included in Investing & Lending.
The table below presents the net revenues of our Institutional Client Services segment by line item in the consolidated statements of earnings.

$ in millions	FICC Client Execution	Total Equities	Institutional Client Services
Three Months Ended September 2019
Market making	$1,299	$1,085	$ 2,384
Commissions and fees	–	728	728
Net interest income	111	64	175
Total net revenues	$1,410	$1,877	$ 3,287
Three Months Ended September 2018
Market making	$1,281	$1,000	$ 2,281
Commissions and fees	–	674	674
Net interest income	26	120	146
Total net revenues	$1,307	$1,794	$ 3,101
Nine Months Ended September 2019
Market making	$4,057	$3,289	$ 7,346
Commissions and fees	–	2,219	2,219
Net interest income	661	142	803
Total net revenues	$4,718	$5,650	$10,368
Nine Months Ended September 2018
Market making	$4,545	$3,486	$ 8,031
Commissions and fees	–	2,254	2,254
Net interest income	515	256	771
Total net revenues	$5,060	$5,996	$11,056

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Investment Management segment.

•	See “Net Revenues” for further information about market making revenues, commissions and fees, and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC Client Execution was client activity.

99	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment.
During the third quarter of 2019, Institutional Client Services operated in an environment generally characterized by macroeconomic concerns which weighed on market sentiment, driven by continued trade tensions and concerns over a slowdown in future global economic growth. In addition, monetary policies set by global central banks remained accommodative, including two rate cuts by the U.S. Federal Reserve. As a result of these factors, market conditions were mixed as volatility increased (the average daily VIX was 43% higher in August compared with July, while average daily VIX was 16 for the third quarter of 2019 compared with 15 for the second quarter of 2019), the yield curve for the U.S. Treasury
2-year
note versus the
10-year
note temporarily inverted for the first time since 2007 and global equity markets rebounded in September following declines in August (MSCI World Index decreased 1% compared with June 2019). These conditions contributed to solid client activity in FICC Client Execution, while client activity in Equities was lower compared with the second quarter of 2019. If activity levels decline, or volatility declines, or if macroeconomic concerns continue, net revenues in Institutional Client Services would likely be negatively impacted.
Three Months Ended September 2019 versus September 2018.
Net revenues in Institutional Client Services were $3.29 billion for the third quarter of 2019, 6% higher than the third quarter of 2018.
Net revenues in FICC Client Execution were $1.41 billion, 8% higher than the third quarter of 2018, reflecting significantly higher client activity.
The following provides information about our FICC Client Execution net revenues by business, compared with results in the third quarter of 2018:

•	Net revenues in commodities were higher, reflecting higher client activity and the impact of improved market-making conditions on our inventory.

•	Net revenues in credit products and mortgages were higher, reflecting higher client activity.

•	Net revenues in interest rate products were higher, reflecting higher client activity, largely offset by the impact of challenging market-making conditions on our inventory.

•	Net revenues in currencies were lower, reflecting the impact of challenging market-making conditions on our inventory.

For the third quarter of 2019, approximately 90% of the net revenues in FICC Client Execution were generated from market intermediation and approximately 10% were generated from financing. FICC Client Execution financing net revenues include net revenues primarily from short-term repurchase agreement activities.
Net revenues in Equities were $1.88 billion, 5% higher than the third quarter of 2018, primarily due to higher commissions and fees, reflecting increased client activity. Changes in cash equity market volumes were mixed compared with third quarter of 2018, including higher volumes in the U.S. and lower volumes in Europe. Net revenues in securities services were also higher, reflecting improved spreads. Net revenues in equities client execution were unchanged, reflecting significantly higher net revenues in cash products, offset by significantly lower net revenues in derivatives.
For the third quarter of 2019, approximately 55% of the net revenues in Equities were generated from market intermediation and approximately 45% were generated from financing. Equities financing net revenues include net revenues from prime brokerage and other financing activities, including securities lending, margin lending and swaps.
Operating expenses were $2.34 billion for the third quarter of 2019, essentially unchanged compared with the third quarter of 2018, due to decreased compensation and benefits expenses, offset by higher brokerage, clearing, exchange and distribution fees.
Pre-tax
earnings were $951 million in the third quarter of 2019, 28% higher than the third quarter of 2018.
Nine Months Ended September 2019 versus September 2018.
Net revenues in Institutional Client Services were $10.37 billion for the first nine months of 2019, 6% lower than the first nine months of 2018.
Net revenues in FICC Client Execution were $4.72 billion, 7% lower than the first nine months of 2018, reflecting the impact of challenging market-making conditions on our inventory.
The following provides information about our FICC Client Execution net revenues by business, compared with results in the first nine months of 2018:

•	Net revenues in currencies were significantly lower and net revenues in interest rate products were lower, primarily reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues in credit products were lower, reflecting the impact of challenging market-making conditions on our inventory.

•	Net revenues in commodities were significantly higher, primarily reflecting the impact of improved market-making conditions on our inventory.

•	Net revenues in mortgages were higher, reflecting higher client activity.

Goldman Sachs September 2019 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
For the first nine months of 2019, approximately 90% of the net revenues in FICC Client Execution were generated from market intermediation and approximately 10% were generated from financing.
Net revenues in Equities were $5.65 billion, 6% lower than the first nine months of 2018, primarily due to lower net revenues in equities client execution, reflecting significantly lower net revenues in derivatives, partially offset by higher net revenues in cash products. Commissions and fees were slightly lower and net revenues in securities services were essentially unchanged.
For the first nine months of 2019, approximately 60% of the net revenues in Equities were generated from market intermediation and approximately 40% were generated from financing.
Operating expenses were $7.57 billion for the first nine months of 2019, 6% lower than the first nine months of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $2.80 billion in the first nine months of 2019, 7% lower than the first nine months of 2018.
Investing & Lending
Investing & Lending includes our investing activities and the origination of loans, including our relationship lending activities, to provide financing to clients. These investments and loans are typically longer-term in nature. We make investments, some of which are consolidated, including through our Merchant Banking business, in debt securities and loans, public and private equity securities, infrastructure and real estate entities. Some of these investments are made indirectly through funds that we manage. We also make unsecured loans through our digital platform, Marcus, and secured loans through our digital platform,
Goldman Sachs Private Bank Select
.
The table below presents the operating results of our Investing & Lending segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Equity securities	$ 662	$1,111	$3,050	$3,461
Debt securities and loans	1,019	924	2,998	2,883
Total net revenues	1,681	2,035	6,048	6,344
Provision for credit losses	291	174	729	452
Operating expenses	969	777	3,045	2,760
Pre-tax earnings	$ 421	$1,084	$2,274	$3,132

Operating Environment.
During the third quarter of 2019, our investments in private equities generally benefited from company-specific events, including sales. Global equity markets generally ended the quarter essentially unchanged after markets rebounded in September following declines in August. Results for our debt securities and loans reflected continued growth in loans receivable which led to slightly higher net interest income. If macroeconomic concerns negatively affect company-specific events, corporate performance or the origination of loans, or if global equity markets decline or credit spreads widen, net revenues in Investing & Lending would likely be negatively impacted.
Three Months Ended September 2019 versus September 2018.
Net revenues in Investing & Lending were $1.68 billion for the third quarter of 2019, 17% lower than the third quarter of 2018.
Net revenues in equity securities were $662 million, 40% lower than the third quarter of 2018, reflecting significantly lower net gains from investments in private equities (the third quarter of 2019 included $929 million of net gains), as well as net losses from investments in public equities (the third quarter of 2019 included $267 million of net losses, primarily related to our investments in Uber Technologies, Inc., Avantor, Inc. and Tradeweb Markets Inc.). For the third quarter of 2019, 88% of the net revenues in equity securities were generated from real estate and 12% were generated from corporate investments.
Net revenues in debt securities and loans were $1.02 billion, 10% higher than the third quarter of 2018, driven by significantly higher net interest income. The third quarter of 2019 included net interest income of $891 million.
Provisions for credit losses was $291 million for the third quarter of 2019, 67% higher than the third quarter of 2018, primarily reflecting higher impairments.
Operating expenses were $969 million for the third quarter of 2019, 25% higher than the third quarter of 2018, due to higher expenses related to consolidated investments and our credit card activities, partially offset by decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $421 million in the third quarter of 2019, 61% lower than the third quarter of 2018.
Nine Months Ended September 2019 versus September 2018.
Net revenues in Investing & Lending were $6.05 billion for the first nine months of 2019, 5% lower than the first nine months of 2018.

101	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net revenues in equity securities were $3.05 billion, 12% lower than the first nine months of 2018, reflecting lower net gains from investments in private equities (the first nine months of 2019 included $2.83 billion of net gains), partially offset by significantly higher net gains from investments in public equities (the first nine months of 2019 included $225 million of net gains). For the first nine months of 2019, 56% of the net revenues in equity securities were generated from corporate investments and 44% were generated from real estate.
Net revenues in debt securities and loans were $3.00 billion, 4% higher than the first nine months of 2018, reflecting significantly higher net interest income, partially offset by significantly lower net gains from investments in debt instruments.
Provision for credit losses was $729 million for the first nine months of 2019, 61% higher than the first nine months of 2018, primarily reflecting higher impairments and higher provisions related to consumer loans.
Operating expenses were $3.05 billion for the first nine months of 2019, 10% higher than the first nine months of 2018, due to higher expenses related to consolidated investments and our credit card activities, partially offset by decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $2.27 billion in the first nine months of 2019, 27% lower than the first nine months of 2018.
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
Assets under supervision typically generate fees as a percentage of net asset value, which vary by asset class, distribution channel and the type of services provided, and are affected by investment performance, as well as asset inflows and redemptions. Asset classes such as alternative investment and equity assets typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-
based fees) we earned on our assets under supervision was 32 basis points for both the three and nine months ended September 2019 and 35 basis points for both the three and nine months ended September 2018. These decreases reflected shifts in the mix of client assets and strategies. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets.
The table below presents the operating results of our Investment Management segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
Management and other fees	$1,457	$1,382	$4,184	$4,073
Incentive fees	45	148	147	677
Transaction revenues	166	174	484	568
Total net revenues	1,668	1,704	4,815	5,318
Operating expenses	1,349	1,320	3,970	4,156
Pre-tax earnings	$ 319	$ 384	$ 845	$1,162

The table below presents our
period-end
assets under supervision by asset class, distribution channel, region and vehicle.

	As of September

$ in billions	2019	2018
Asset Class
Alternative investments	$ 182	$ 175
Equity	392	349
Fixed income	784	668
Total long-term AUS	1,358	1,192
Liquidity products	404	358
Total AUS	$1,762	$1,550
Distribution Channel
Institutional	$ 679	$ 581
High-net-worth individuals	530	483
Third-party distributed	553	486
Total AUS	$1,762	$1,550
Region
Americas	$1,331	$1,152
Europe, Middle East and Africa	263	246
Asia	168	152
Total AUS	$1,762	$1,550
Vehicle
Separate accounts	$1,044	$ 878
Public funds	540	514
Private funds and other	178	158
Total AUS	$1,762	$1,550

In the table above, alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Goldman Sachs September 2019 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents changes in our assets under supervision.

	Three Months Ended September		Nine Months Ended September

$ in billions	2019	2018	2019	2018
Beginning balance	$1,660	$1,513	$1,542	$1,494
Net inflows/(outflows):
Alternative investments	8	3	10	5
Equity	41	7	44	14
Fixed income	20	3	52	15
Total long-term AUS net inflows/(outflows)	69	13	106	34
Liquidity products	17	8	7	13
Total AUS net inflows/(outflows)	86	21	113	47
Net market appreciation/(depreciation)	16	16	107	9
Ending balance	$1,762	$1,550	$1,762	$1,550

In the table above:

•	Total AUS net inflows/(outflows) for the three and nine months ended September 2019 included $58 billion of inflows (substantially all in equity and fixed income assets) in connection with the acquisitions of Standard & Poor’s Investment Advisory Services (SPIAS) and United Capital.

•	Total AUS net inflows/(outflows) for the nine months ended September 2019 also included $13 billion of inflows (substantially all in equity and fixed income assets) in connection with the acquisition of Rocaton Investment Advisors (Rocaton).

The table below presents our average monthly assets under supervision by asset class.

	Average for the

	Three Months Ended September		Nine Months Ended September

$ in billions	2019	2018	2019	2018
Alternative investments	$ 177	$ 174	$ 173	$ 171
Equity	380	340	350	333
Fixed income	771	665	734	664
Total long-term AUS	1,328	1,179	1,257	1,168
Liquidity products	400	352	389	342
Total AUS	$1,728	$1,531	$1,646	$1,510

Operating Environment.
During the third quarter of 2019, our assets under supervision increased from organic net inflows in liquidity products, alternative investments assets and fixed income assets, and appreciation in our client assets, reflecting generally higher fixed income prices. In addition, we increased assets under supervision through strategic acquisitions. The mix of our average assets under supervision between long-term assets under supervision and liquidity products was essentially unchanged compared with the second quarter of 2019. In the future, if asset prices decline, or investors favor assets that typically generate lower fees or investors withdraw their assets, net revenues in Investment Management would likely be negatively impacted.
Three Months Ended September 2019 versus September 2018.
Net revenues in Investment Management were $1.67 billion for the third quarter of 2019, 2% lower than the third quarter of 2018, due to significantly lower incentive fees. This decrease was partially offset by higher management and other fees (including the impact of the acquisition of United Capital), reflecting higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
During the quarter, total assets under supervision increased $102 billion (which included $58 billion of inflows in connection with the SPIAS and United Capital acquisitions) to $1.76 trillion. Long-term assets under supervision increased $85 billion, including net inflows of $69 billion, primarily in equity and fixed income assets, and net market appreciation of $16 billion, primarily in fixed income assets. Liquidity products increased $17 billion.
Operating expenses were $1.35 billion for the third quarter of 2019, 2% higher than the third quarter of 2018, primarily due to expenses related to United Capital.
Pre-tax
earnings were $319 million in the third quarter of 2019, 17% lower than the third quarter of 2018.
Nine Months Ended September 2019 versus September 2018.
Net revenues in Investment Management were $4.82 billion for the first nine months of 2019, 9% lower than the first nine months of 2018, primarily due to significantly lower incentive fees. In addition, transaction revenues were lower. These decreases were partially offset by slightly higher management and other fees (including the impact of the acquisition of United Capital), reflecting higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
During the first nine months of 2019, total assets under supervision increased $220 billion (which included $71 billion of inflows in connection with the SPIAS, United Capital and Rocaton acquisitions) to $1.76 trillion. Long-term assets under supervision increased $213 billion, including net market appreciation of $107 billion and net inflows of $106 billion, both primarily in fixed income and equity assets. Liquidity products increased $7 billion.
Operating expenses were $3.97 billion for the first nine months of 2019, 4% lower than the first nine months of 2018, due to decreased compensation and benefits expenses, reflecting a decline in operating performance.
Pre-tax
earnings were $845 million in the first nine months of 2019, 27% lower than the first nine months of 2018.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

103	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	104

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
The table below presents our balance sheet allocation.

	As of

$ in millions	September 2019	December 2018
GCLA, segregated assets and other	$ 297,940	$313,138
Secured client financing	134,167	145,232
Inventory	288,592	204,584
Secured financing agreements	63,117	61,632
Receivables	45,767	42,006
Institutional Client Services	397,476	308,222
Public equity	2,293	1,445
Private equity	19,692	19,985
Total equity	21,985	21,430
Loans receivable	85,837	80,590
Loans, at fair value	14,267	13,416
Total loans	100,104	94,006
Debt securities	14,042	11,215
Other	6,025	7,913
Investing & Lending	142,156	134,564
Total inventory and related assets	539,632	442,786
Other assets	35,581	30,640
Total assets	$1,007,320	$931,796

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

Equity.
The table below presents our equity investments by type and region.

	As of

$ in millions	September 2019	December 2018
Equity Type
Corporate	$17,761	$17,262
Real Estate	4,224	4,168
Total	$21,985	$21,430
Region
Americas	52%	53%
Europe, Middle East and Africa	16%	16%
Asia	32%	31%
Total	100%	100%

The table below presents our equity investments by vintage.

$ in millions	As of September 2019
Equity	$21,985
2012 or earlier	32%
2013 - 2015	31%
2016 - thereafter	37%
Total	100%

105	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Loans. The table below presents our loans by type and region.

$ in millions	Loans Receivable	Loans, at Fair Value	Total
As of September 2019
Loan Type
Corporate loans	$41,463	$ 3,183	$ 44,646
PWM loans	18,331	7,623	25,954
Commercial real estate loans	12,662	1,803	14,465
Residential real estate loans	5,657	1,003	6,660
Consumer loans	5,525	–	5,525
Other loans	3,520	655	4,175
Allowance for loan losses	(1,321)	–	(1,321)
Total	$85,837	$14,267	$100,104
Region
Americas	64%	10%	74%
Europe, Middle East and Africa	18%	3%	21%
Asia	4%	1%	5%
Total	86%	14%	100%
As of December 2018
Loan Type
Corporate loans	$37,283	$ 2,819	$ 40,102
PWM loans	17,518	7,250	24,768
Commercial real estate loans	11,441	1,718	13,159
Residential real estate loans	7,284	973	8,257
Consumer loans	4,536	–	4,536
Other loans	3,594	656	4,250
Allowance for loan losses	(1,066)	–	(1,066)
Total	$80,590	$13,416	$ 94,006
Region
Americas	67%	11%	78%
Europe, Middle East and Africa	16%	2%	18%
Asia	3%	1%	4%
Total	86%	14%	100%

The table below presents the concentration of our secured and unsecured loans by an internally determined public rating agency equivalent.

	Investment- Grade	Non-Investment- Grade	Unrated	Total
As of September 2019
Secured	26%	49%	9%	84%
Unsecured	5%	4%	7%	16%
Total	31%	53%	16%	100%
As of December 2018
Secured	26%	49%	9%	84%
Unsecured	7%	3%	6%	16%
Total	33%	52%	15%	100%

In the table above, unrated loans primarily represents consumer loans, certain Private Wealth Management (PWM) loans and Purchased Credit Impaired loans for which other metrics are used to evaluate the credit quality.

The table below presents the concentration by industry of our corporate loans.

	As of

$ in millions	September 2019	December 2018
Corporate loans	$44,646	$40,102
Industry
Consumer, Retail & Healthcare	14%	16%
Diversified Industrials	17%	17%
Financial Institutions	11%	10%
Funds	10%	10%
Natural Resources & Utilities	10%	11%
Real Estate	7%	6%
Technology, Media & Telecommunications	18%	18%
Other (including Special Purpose Vehicles)	13%	12%
Total	100%	100%

In the table above, as of both September 2019 and December 2018, corporate loans included approximately 40% of loans related to our relationship lending and investment banking activities, 15% of loans related to collateralized inventory financings and 45% of loans related to other corporate lending activity, including middle market lending.

See Note 9 to the consolidated financial statements for further information about loans receivable.

•
Other Assets.
Other assets are generally less liquid, nonfinancial assets, including property, leasehold improvements and equipment, goodwill and identifiable intangible assets, operating lease right-of-use
assets, income
tax-related
receivables and miscellaneous receivables. Other assets included $16.48 billion as of September 2019 and $13.21 billion as of December 2018, held by consolidated investment entities (CIEs) in connection with our Investing & Lending segment activities. Substantially all of such assets relate to CIEs engaged in real estate investment activities. These entities were funded with liabilities of approximately $9 billion as of September 2019 and $6 billion as of December 2018. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

Goldman Sachs September 2019 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the reconciliation of our balance sheet allocation to our U.S. GAAP balance sheet.

$ in millions	GCLA, Segregated Assets and Other	Secured Client Financing	Institutional Client Services	Investing & Lending	Other Assets	Total
As of September 2019
Cash and cash equivalents	$ 94,094	$ –	$ –	$ –	$ –	$ 94,094
Resale agreements	98,164	22,510	17,621	4	–	138,299
Securities borrowed	14,681	80,192	45,496	–	–	140,369
Loans receivable	–	–	–	85,837	–	85,837
Customer and other receivables	–	31,465	45,767	5,860	–	83,092
Financial instruments owned	85,942	–	288,592	50,455	–	424,989
Other assets	5,059	–	–	–	35,581	40,640
Total assets	$297,940	$134,167	$397,476	$142,156	$35,581	$1,007,320
As of December 2018
Cash and cash equivalents	$130,547	$ –	$ –	$ –	$ –	$ 130,547
Resale agreements	87,022	32,389	19,808	39	–	139,258
Securities borrowed	10,382	83,079	41,824	–	–	135,285
Loans receivable	–	–	–	80,590	–	80,590
Customer and other receivables	–	29,764	42,006	7,545	–	79,315
Financial instruments owned	85,187	–	204,584	46,390	–	336,161
Other assets	–	–	–	–	30,640	30,640
Total assets	$313,138	$145,232	$308,222	$134,564	$30,640	$ 931,796

In the table above, total assets for Institutional Client Services and Investing & Lending represent inventory and related assets. These amounts differ from total assets by business segment disclosed in Note 25 to the consolidated financial statements because total assets disclosed in Note 25 include allocations of our GCLA, segregated assets and other, secured client financing and other assets.
Balance Sheet Analysis and Metrics
As of September 2019, total assets in our consolidated statements of financial condition were $1.01 trillion, an increase of $75.52 billion from December 2018, primarily reflecting increases in financial instruments owned of $88.83 billion and other assets of $10.00 billion, partially offset by decreases in cash and cash equivalents of $36.45 billion. The increase in financial instruments owned primarily reflected higher client activity in equity securities and government obligations. The increase in other assets primarily reflected purchases of held-to-maturity
securities and recognition of operating lease
right-of-use
assets upon adoption of ASU No.
 2016-02.
The decrease in cash and cash equivalents primarily reflected the impact of our activities, including a reduction in our GCLA.
As of September 2019, total liabilities in our consolidated statements of financial condition were $915.31 billion, an increase of $73.70 billion from December 2018, primarily reflecting increases in collateralized financings of $27.83 billion, deposits of $24.45 billion, customer and other payables of $7.93 billion, and financial instruments sold, but not yet purchased of $7.53 billion. The increase in collateralized financings reflected the impact of our and our clients’ activity. The increase in deposits reflected an increase in consumer deposits. The increase in customer and other payables primarily reflected client activity. The increase in financial instruments sold, but not yet purchased reflected client activity in U.S. government obligations.
Our total repurchase agreements, accounted for as collateralized financings, were $109.44 billion as of September 2019 and $78.72 billion as of December 2018, which were 23% higher as of September 2019 and 1% higher as of December 2018 than the average daily amount of repurchase agreements over the respective quarters. As of September 2019, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activity at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.

107	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our balance sheet and the leverage ratios.

	As of

$ in millions	September 2019	December 2018
Total assets	$1,007,320	$931,796
Unsecured long-term borrowings	$ 216,878	$224,149
Total shareholders’ equity	$ 92,012	$ 90,185
Leverage ratio	10.9x	10.3x
Debt to equity ratio	2.4x	2.5x

In the table above:

•	The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the consolidated financial statements.

•	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of common shareholders’ equity to tangible common shareholders’ equity.

	As of

$ in millions, except per share amounts	September 2019	December 2018
Total shareholders’ equity	$ 92,012	$ 90,185
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	80,809	78,982
Goodwill and identifiable intangible assets	(4,886)	(4,082)
Tangible common shareholders’ equity	$ 75,923	$ 74,900
Book value per common share	$ 218.82	$ 207.36
Tangible book value per common share	$ 205.59	$ 196.64

In the table above:

•	Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible common shareholders’ equity is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

•	Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements (collectively, basic shares) of 369.3 million as of September 2019 and 380.9 million as of December 2018. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a
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
The table below presents information about our funding sources.

	As of

$ in millions	September 2019		December 2018
Deposits	$182,702	27%	$158,257	25%
Collateralized financings	139,792	20%	111,964	18%
Unsecured short-term borrowings	51,958	8%	40,502	7%
Unsecured long-term borrowings	216,878	32%	224,149	36%
Total shareholders’ equity	92,012	13%	90,185	14%
Total funding sources	$683,342	100%	$625,057	100%

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

Goldman Sachs September 2019 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Secured Funding.
We fund a significant amount of inventory on a secured basis. Secured funding includes collateralized financings in the consolidated statements of financial condition. We may also pledge our inventory as collateral for securities borrowed under a securities lending agreement. We also use our own inventory to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we continually analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty roll over probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding and pre-funding
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated statements of financial condition, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of September 2019.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $503 million as of September 2019 and $528 million as of December 2018.
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
The table below presents our quarterly unsecured long-term borrowings maturity profile as of September 2019.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020	$ –	$ –	$ –	$7,784	$ 7,784
2021	$ 3,420	$5,450	$7,839	$7,757	24,466
2022	$ 6,380	$6,355	$6,275	$5,933	24,943
2023	$10,192	$4,563	$7,875	$4,245	26,875
2024	$ 6,455	$4,335	$5,865	$2,228	18,883
2025 - thereafter					113,927
Total					$216,878

109	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The weighted average maturity of our unsecured long-term borrowings as of September 2019 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

Goldman Sachs September 2019 Form 10-Q	110

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
In March 2019, the FRB revised its CCAR rules relating to the qualitative CCAR review. Accordingly, beginning with CCAR 2019, while the FRB evaluates our capital planning process, our capital plan is no longer subject to a potential qualitative objection.
With respect to our 2019 CCAR submission, the FRB informed us that it did not object to our capital plan, which includes the return of up to $8.8 billion of capital from the third quarter of 2019 through the second quarter of 2020 (2019 CCAR cycle). The capital plan provides for up to $7.0 billion in repurchases of outstanding common stock and $1.8 billion in total common stock dividends, including an increase in our common stock dividend from $0.85 to $1.25 per share in the third quarter of 2019. During the third quarter of 2019, we returned a total of $1.14 billion of capital, including stock repurchases of $673 million and common stock dividends of $466 million. Our stock repurchase amount was less than the quarterly amount of $1.75 billion included in our capital plan submission and the unutilized amount will be carried forward to the remaining three quarters of the 2019 CCAR cycle. We may elect to execute a portion or all of our capital actions, based on, among other things, our current and projected capital position, and capital deployment opportunities. Based on the FRB’s 2019 CCAR results and the proposed stress capital buffer (SCB) rule, we estimate that our CET1 ratio requirement will be between 12.5% to 13.0% (excluding management buffers). This estimate is based on our calculations and our current interpretation of the proposed SCB rule and may change when the rule is finalized and implemented. We published a summary of our annual DFAST results in June 2019. See “Available Information.”
In October 2019, in accordance with the DFAST rules, we submitted our
Mid-Cycle
DFAST results to the FRB and published a summary of the results of our internally developed severely adverse scenario. The FRB eliminated the requirement to conduct the Mid-Cycle DFAST beginning in 2020. We are still required to conduct a stress test on an annual basis and publish a summary of the results. The FRB also conducts its own annual stress tests and publishes a summary of certain results. See “Available Information.”
GS Bank USA was not required to conduct its annual stress test in 2019.
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
We also attribute risk-weighted assets (RWAs) to our business segments. As of September 2019, approximately 55% of RWAs calculated in accordance with the Standardized Capital Rules and approximately 50% of RWAs calculated in accordance with the Advanced Capital Rules, were attributed to our Institutional Client Services segment and substantially all of the remaining RWAs were attributed to our Investing & Lending segment. We manage the levels of our capital usage based on balance sheet and risk limits, as well as capital return analyses of our businesses based on our capital attribution.

111	Goldman Sachs September 2019 Form 10-Q

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
On July 15, 2019, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 50 million shares of common stock pursuant to our existing share repurchase program; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. As of September 2019, the remaining share authorization under our existing repurchase program was 68.0 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form
 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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
Rating Agency Guidelines
The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of our senior unsecured debt obligations. GS&Co. and GSI have been assigned long-term and short-term issuer ratings by certain credit rating agencies. GS Bank USA and GSIB have also been assigned long-term and short-term issuer ratings, as well as ratings on their long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.
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
The capital requirements calculated in accordance with the Capital Framework include the risk-based capital buffers and
G-SIB
surcharge. The risk-based capital buffers, applicable to us for 2019, include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the
G-SIB
surcharge applicable to us as of January 2019 is 2.5% based on 2017 financial data. Based on financial data for the nine months ended September 2019, our current estimate is that we are above the threshold for the 3.0%
G-SIB
surcharge. The earliest this surcharge could be reflected in our ratio requirements is January 2022. The
G-SIB
surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes. See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.
Subsidiary Capital Requirements
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

Goldman Sachs September 2019 Form 10-Q	112

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
of $19.09 billion as of September 2019 and $17.45 billion as of December 2018, which exceeded the amount required by $16.38 billion as of September 2019 and $15.00 billion as of December 2018. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule
 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both September 2019 and December 2018, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of

	September 2019	December 2018
Risk-based capital requirements
CET1 capital ratio	8.8%	8.1%
Tier 1 capital ratio	10.8%	10.1%
Total capital ratio	13.4%	12.7%

In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments, such as the introduction of risk-based capital buffers.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	September 2019	December 2018
Risk-based capital and RWAs
CET1 capital	$ 23,765	$ 23,956
Tier 1 capital	$ 32,065	$ 32,256
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 37,442	$ 37,633
RWAs	$206,751	$200,089
Risk-based capital ratios
CET1 capital ratio	11.5%	12.0%
Tier 1 capital ratio	15.5%	16.1%
Total capital ratio	18.1%	18.8%

In the table above, CET1 capital, Tier 1 capital and Total capital as of September 2019 excluded GSI’s profits from December 1, 2018 through September 30, 2019, which GSI expects to distribute as dividends, subject to approval by the Board of Directors of GSI.
In November 2016, the European Commission proposed amendments to the CRR to implement a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance-sheet
exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. The required leverage ratio is expected to become effective for GSI on June 28, 2021. GSI had a leverage ratio of 4.4% as of both September 2019 and December 2018. GSI’s leverage ratio as of September 2019 excluded GSI’s profits from December 1, 2018 through September 30, 2019, which GSI expects to distribute as dividends, subject to approval by the Board of Directors of GSI. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

113	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. As of September 2019, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2019 and December 2018, these subsidiaries were in compliance with their local capital requirements.
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
Resolution and Recovery Plans.
We are required by the FRB and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). We are also required by the FRB to submit a periodic recovery plan that outlines the steps that management could take to reduce risk, maintain sufficient liquidity, and conserve capital in times of prolonged stress. The FRB and the FDIC did not identify deficiencies in our 2017 resolution plan. However, they did note one shortcoming that we responded to in our most recent resolution plan, which was submitted in June 2019. See “Available Information.”
In addition, GS Bank USA is required to submit periodic resolution plans to the FDIC. GS Bank USA’s most recent resolution plan was submitted in June 2018. In August 2018, the FDIC extended the next resolution plan filing deadline to no sooner than July 1, 2020.
Total Loss-Absorbing Capacity (TLAC).
We are subject to the FRB’s TLAC and related requirements, which became effective in January 2019, with no phase-in
period. Failure to comply with the TLAC and related requirements could result in restrictions being imposed by the FRB and could limit our ability to repurchase shares, pay dividends and make certain discretionary compensation payments.
The table below presents TLAC and external long-term debt requirements.

Requirements
TLAC to RWAs	22.0%
TLAC to leverage exposure	9.5%
External long-term debt to RWAs	8.5%
External long-term debt to leverage exposure	4.5%

In the table above:

•	The TLAC to RWAs requirement includes (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the 1.5%
G-SIB
surcharge (Method 1) and (iv) the countercyclical capital buffer, which the FRB has set to zero percent.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.

The table below presents information about our TLAC and external long-term debt ratios.

	As of

$ in millions	September 2019	December 2018
TLAC	$ 244,239	$ 254,836
External long-term debt	$ 148,870	$ 160,493
RWAs	$ 565,601	$ 558,111
Leverage exposure	$1,385,056	$1,342,906
TLAC to RWAs	43.2%	45.7%
TLAC to leverage exposure	17.6%	19.0%
External long-term debt to RWAs	26.3%	28.8%
External long-term debt to leverage exposure	10.7%	12.0%

Goldman Sachs September 2019 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:

•	TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•	RWAs represent Advanced RWAs. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•	Leverage exposure consists of average adjusted total assets and certain off-balance-sheet exposures.

See “Business — Regulation” in Part I, Item 1 of the 2018 Form
 10-K
for further information about TLAC.
Other Developments
Brexit.
In March 2017, the U.K. government commenced the formal proceedings to withdraw from the E.U. This triggered a period of two years during which the terms of the U.K.’s exit from the E.U. were required to be negotiated and the process to be concluded.
The E.U. and the U.K. have agreed to a withdrawal agreement (the Withdrawal Agreement) which requires ratification by both the U.K. and the E.U. Parliaments. The U.K. Parliament has not yet approved the Withdrawal Agreement. In October 2019, the U.K. government requested a further extension to the negotiating period. The E.U. has agreed to an extension until January 31, 2020 to allow the U.K. Parliament time to either ratify the Withdrawal Agreement or to hold other democratic processes, such as a general election. On October 29, 2019, the U.K. Parliament agreed to hold a general election on December 12, 2019. If the Withdrawal Agreement is ratified ahead of January 31, 2020, the terms of the extension will allow the U.K. to leave the E.U. at an earlier date. Notwithstanding this, without a successful conclusion to the process by January 31, 2020, there is a possibility that the U.K. will leave the E.U. without a clear framework for its relationship with the E.U. or any transitional arrangements in place, in which case firms based in the U.K. will lose their existing access arrangements to the E.U. markets. Such a scenario is referred to as a “hard” Brexit.
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
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The U.K. FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. We have created a program that focuses on achieving an orderly transition from IBORs to alternative risk-free reference rates for us and our clients. As part of this transition, we continue to actively engage with our regulators and clients, as well as participate in central bank and sector working groups. In addition, during 2019, we issued debt and deposits linked to the Secured Overnight Funding Rate and Sterling Overnight Interbank Average Rate, as well as preferred stock with the rate reset based on
5-year
U.S. Treasury rates. See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2018 Form
 10-K
for further information about our transition program.

115	Goldman Sachs September 2019 Form 10-Q

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
The table below presents where information about our various off-balance-sheet
arrangements may be found in this Form
 10-Q.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Type of Off-Balance-Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 12 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs September 2019 Form 10-Q	116

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
The table below presents our contractual obligations by type.

As of

$ in millions	September 2019	December 2018
Time deposits	$ 31,648	$ 28,413
Secured long-term financings	$ 11,845	$ 11,878
Unsecured long-term borrowings	$216,878	$224,149
Interest payments	$ 49,941	$ 54,594
Operating lease payments	$ 4,011	$ 2,399

The table below presents our contractual obligations by expiration.

	As of September 2019

$ in millions	Remainder of 2019	2020 - 2021	2022 - 2023	2024 - Thereafter
Time deposits	$ –	$ 9,685	$13,498	$ 8,465
Secured long-term financings	$ –	$ 4,042	$ 3,060	$ 4,743
Unsecured long-term borrowings	$ –	$32,250	$51,818	$132,810
Interest payments	$1,583	$12,078	$ 8,895	$ 27,385
Operating lease payments	$ 111	$ 638	$ 471	$ 2,791

In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holders are excluded as they are treated as short-term obligations. See Note 15 to the consolidated financial statements for further information about our short-term borrowings.

•	Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

•	As of September 2019, unsecured long-term borrowings had maturities extending through 2069, consisted principally of senior borrowings, and included $10.05 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 16 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•	As of September 2019, the difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•
As of September 2019, the difference between the aggregate contractual principal amount and the related fair value of unsecured long-term borrowings for which the fair value option was elected was not material.

•	Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2019, and includes stated coupons, if any, on structured notes.

•	Operating lease payments include lease commitments for office space that expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 17 to the consolidated financial statements for further information about our operating lease liabilities.

117	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	118

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
Processes.
We maintain various processes that are critical components of our risk management framework, including identifying, assessing, monitoring and managing our risks.
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

119	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
People
. Even the best technology serves only as a tool for helping to make informed decisions in real time about the risks we are taking. Ultimately, effective risk management requires our people to interpret our risk data on an ongoing and timely basis and adjust risk positions accordingly. The experience of our professionals, and their understanding of the nuances and limitations of each risk measure, guides us in assessing exposures and maintaining them within prudent levels.
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

Goldman Sachs September 2019 Form 10-Q	120

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

Firmwide Client and Business Standards Committee
.
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

121	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	122

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
Our approach to asset-liability management includes:

•	Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for further information;

123	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and our ability to fund assets on a secured basis. We assess our funding requirements and our ability to liquidate assets in a stressed environment while appropriately managing risk. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for further information about our balance sheet management process and “— Funding Sources — Secured Funding” for further information about asset classes that may be harder to fund on a secured basis; and

•	Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2019, Group Inc. had $31.31 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $41.46 billion invested in GSI, a regulated U.K. broker-dealer; $2.92 billion invested in GSJCL, a regulated Japanese broker-dealer; $33.15 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.02 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $104.37 billion of unsubordinated loans (including secured loans of $19.55 billion) and $14.03 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI and GSJCL, as of September 2019. In addition, as of September 2019, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs September 2019 Form 10-Q	124

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
Modeled Liquidity Outflow.
Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:

•	Severely challenged market environments, including low consumer and corporate confidence, financial and political instability, adverse changes in market values, including potential declines in equity markets and widening of credit spreads; and

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation, executive departure, and/or a ratings downgrade.

The following are key modeling elements of our Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•	A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows (e.g., actions, though not contractually required, we may deem necessary in a crisis). We assume that most contingent outflows will occur within the initial days and weeks of a crisis;

•	No issuance of equity or unsecured debt;

•	No support from additional government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on additional sources of funding in a liquidity crisis; and

•	No asset liquidation except relating to GCLA or hedging activities.

The potential contractual and contingent cash and collateral outflows covered in our Modeled Liquidity Outflow include:
Unsecured Funding
•	Contractual: All upcoming maturities of unsecured long-term debt, commercial paper and other unsecured funding products. We assume that we will be unable to issue new unsecured debt or roll over any maturing debt.

•	Contingent: Repurchases of our outstanding long-term debt, commercial paper and hybrid financial instruments in the ordinary course of business as a market maker.

Deposits
•	Contractual: All upcoming maturities of term deposits. We assume that we will be unable to raise new term deposits or roll over any maturing term deposits.

•	Contingent: Partial withdrawals of deposits that have no contractual maturity. The withdrawal assumptions reflect, among other factors, the type of deposit, whether the deposit is insured or uninsured, and our relationship with the depositor.

Secured Funding
•	Contractual: A portion of upcoming contractual maturities of secured funding due to either the inability to refinance or the ability to refinance only at wider haircuts (i.e., on terms which require us to post additional collateral). Our assumptions reflect, among other factors, the quality of the underlying collateral, counterparty roll probabilities (our assessment of the counterparty’s likelihood of continuing to provide funding on a secured basis at the maturity of the trade) and counterparty concentration.

•	Contingent: Adverse changes in the value of financial assets pledged as collateral for financing transactions, which would necessitate additional collateral postings under those transactions.

125	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

OTC Derivatives
•	Contingent: Collateral postings to counterparties due to adverse changes in the value of our OTC derivatives, excluding those that are cleared and settled through central counterparties (OTC-cleared).

•	Contingent: Other outflows of cash or collateral related to OTC derivatives, excluding
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

Goldman Sachs September 2019 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Limits are monitored by Treasury and Liquidity Risk. Liquidity Risk is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded.
GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2019 and December 2018 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	September 2019	June 2019
Denomination
U.S. dollar	$146,907	$139,266
Non-U.S. dollar	91,406	86,050
Total	$238,313	$225,316
Asset Class
Overnight cash deposits	$ 64,766	$ 62,037
U.S. government obligations	94,941	90,378
U.S. agency obligations	18,312	11,800
Non-U.S. government obligations	60,294	61,101
Total	$238,313	$225,316
Entity Type
Group Inc. and Funding IHC	$ 41,280	$ 40,222
Major broker-dealer subsidiaries	98,483	91,835
Major bank subsidiaries	98,550	93,259
Total	$238,313	$225,316

In the table above:

•	The U.S. dollar-denominated GCLA consists of (i) unencumbered U.S. government and agency obligations (including highly liquid U.S. agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits.

•	The
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $203.30 billion for the three months ended September 2019 and $204.19 billion for the three months ended June 2019. We do not consider these assets liquid enough to be eligible for our GCLA.
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

127	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	September 2019	June 2019
Total HQLA	$233,620	$224,564
Eligible HQLA	$175,937	$167,382
Net cash outflows	$131,227	$125,870
LCR	134%	133%

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
The following is information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2019, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended September 2019 exceeded the minimum requirement.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of September 2019

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		A-	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BB+	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable

In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard and Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs September 2019 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI, by Fitch, Moody’s and S&P.

As of September 2019

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
See Note 7 to the consolidated financial statements for further information about derivatives with credit-related contingent features and the additional collateral or termination payments related to our net derivative liabilities under bilateral agreements that could have been called by counterparties in the event of a one- or two-notch downgrade in our credit ratings.
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
Nine Months Ended September 2019.
Our cash and cash equivalents decreased by $36.45 billion to $94.09 billion at the end of the third quarter of 2019, primarily due to net cash used for operating activities and investing activities, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected an increase in financial instruments owned, partially offset by an increase in collateralized financings included in collateralized transactions. These changes primarily reflected higher client activity. The net cash used for investing activities reflected an increase in U.S. government and agency obligations accounted for as available-for-sale
securities. The net cash provided by financing activities primarily reflected increases in consumer deposits, partially offset by net repayments of unsecured long-term borrowings.
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

129	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	130

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

131	Goldman Sachs September 2019 Form 10-Q

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
The table below presents our average daily VaR by risk category.

	Three Months Ended			Nine Months Ended September

$ in millions	September 2019	June 2019	September 2018	2019	2018
Interest rates	$ 49	$ 41	$ 41	$ 44	$ 48
Equity prices	28	27	28	28	32
Currency rates	12	10	15	11	13
Commodity prices	12	12	10	12	11
Diversification effect	(43)	(38)	(41)	(40)	(40)
Total	$ 58	$ 52	$ 53	$ 55	$ 64

Our average daily VaR increased to $58 million for the third quarter of 2019 from $52 million for the second quarter of 2019, primarily due to increases in the interest rates and currency rates categories, partially offset by an increase in the diversification effect. The overall increase was due to higher levels of volatility and increased exposures.
Our average daily VaR increased to $58 million for the third quarter of 2019 from $53 million for the third quarter of 2018, due to increases in the interest rates and commodity prices categories, partially offset by a decrease in the currency rates category and an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
Our average daily VaR decreased to $55 million for the nine months ended September 2019 from $64 million for the nine months ended September 2018, primarily due to decreases in the interest rates, equity prices and currency rates categories. The overall decrease was primarily due to reduced exposures.
The table below presents our
period-end
VaR by risk category.

	As of

$ in millions	September 2019	June 2019	September 2018
Interest rates	$ 51	$ 43	$ 39
Equity prices	29	29	33
Currency rates	12	8	21
Commodity prices	12	14	11
Diversification effect	(47)	(39)	(55)
Total	$ 57	$ 55	$ 49

Our
period-end
VaR increased to $57 million as of September 2019 from $55 million as of June 2019, due to increases in the interest rates and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the commodity prices category. The overall increase was primarily due to higher levels of volatility.
Our
period-end
VaR increased to $57 million as of September 2019 from $49 million as of September 2018, primarily due to an increase in the interest rates category and decrease in the diversification effect, partially offset by decreases in the currency rates and equity prices categories. The overall increase was primarily due to higher levels of volatility.
During the third quarter of 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.

Goldman Sachs September 2019 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our high and low VaR.

	Three Months Ended

	September 2019		June 2019		September 2018

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$60	$40	$54	$35	$53	$34
Equity prices	$34	$23	$34	$23	$37	$24
Currency rates	$22	$ 6	$16	$ 6	$22	$ 9
Commodity prices	$15	$11	$14	$10	$14	$ 8
Firmwide
VaR	$71	$51	$67	$43	$70	$44

The chart below presents our daily VaR for the nine months ended September 2019.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September

$ in millions	2019	2018	2019	2018
>$100	5	1	10	11
$75 - $100	3	1	14	19
$50 - $75	15	10	35	47
$25 - $50	14	23	58	52
$0 - $25	13	20	47	47
$(25) - $0	12	8	22	12
$(50) - $(25)	2	–	2	–
Total	64	63	188	188

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during the third quarter of 2019.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	September 2019	June 2019	September 2018
Equity	$1,938	$1,985	$1,911
Debt	2,221	2,136	1,660
Total	$4,159	$4,121	$3,571

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•	Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•	Funded equity and debt positions are included in our consolidated statements of financial condition in financial instruments owned. See Note 6 to the consolidated financial statements for further information about cash instruments.

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

133	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) on derivatives (including hedges) was a gain of $2 million as of both September 2019 and June 2019. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $33 million as of September 2019 and $38 million as of June 2019. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans receivable were $85.84 billion as of September 2019 and $83.77 billion as of June 2019, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $671 million as of September 2019 and $643 million as of June 2019 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans receivable.
Other Market Risk Considerations
As of both September 2019 and June 2019, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.
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

Goldman Sachs September 2019 Form 10-Q	134

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

135	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	136

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
Credit Exposures
As of September 2019, our aggregate credit exposure decreased as compared with December 2018, primarily reflecting a decrease in cash deposits with central banks, partially offset by an increase in loans and lending commitments and securities financing transactions. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2018, primarily reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the nine months ended September 2019 was higher as compared with our credit exposure to counterparties that defaulted during the same prior year period, and substantially all of such exposure was related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the nine months ended September 2019 remained low, representing less than 0.5% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	September 2019	December 2018
Cash and Cash Equivalents	$70,672	$107,408
Industry
Financial Institutions	20%	16%
Sovereign	80%	84%
Total	100%	100%
Region
Americas	47%	36%
Europe, Middle East and Africa	22%	41%
Asia	31%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	53%	62%
AA	7%	10%
A	39%	27%
BBB	1%	1%
Total	100%	100%

The table above excludes cash segregated for regulatory and other purposes of $23.42 billion as of September 2019 and $23.14 billion as of December 2018.
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

137	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	September 2019	December 2018
OTC derivative assets	$ 46,816	$ 40,576
Collateral (not netted under U.S. GAAP)	(17,293)	(14,278)
Net credit exposure	$ 29,523	$ 26,298
Industry
Consumer, Retail & Healthcare	3%	2%
Diversified Industrials	8%	8%
Financial Institutions	12%	14%
Funds	15%	17%
Municipalities & Nonprofit	8%	7%
Natural Resources & Utilities	14%	13%
Sovereign	25%	25%
Technology, Media & Telecommunications	8%	7%
Other (including Special Purpose Vehicles)	7%	7%
Total	100%	100%
Region
Americas	42%	35%
Europe, Middle East and Africa	50%	55%
Asia	8%	10%
Total	100%	100%

In the table above:

•	OTC derivative assets, included in the consolidated statements of financial condition, are reported on a
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

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2019
Less than 1 year	$ 19,511	$ 4,717	$ 24,228
1 - 5 years	23,477	5,886	29,363
Greater than 5 years	70,688	7,217	77,905
Total	113,676	17,820	131,496
Netting	(92,938)	(9,035)	(101,973)
Net credit exposure	$ 20,738	$ 8,785	$ 29,523
As of December 2018
Less than 1 year	$ 15,697	$ 5,427	$ 21,124
1 - 5 years	21,300	4,091	25,391
Greater than 5 years	51,737	4,191	55,928
Total	88,734	13,709	102,443
Netting	(68,736)	(7,409)	(76,145)
Net credit exposure	$ 19,998	$ 6,300	$ 26,298

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Netting includes counterparty netting across tenor categories and cash and securities collateral that management considers when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP). Counterparty netting within the same tenor category is included within such tenor category.

The tables below present the distribution of our net credit exposure from OTC derivatives by tenor and internally determined public rating agency equivalents.

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of September 2019
Less than 1 year	$ 385	$ 3,278	$ 8,405	$ 7,443	$ 19,511
1 - 5 years	653	2,939	12,599	7,286	23,477
Greater than 5 years	14,774	6,745	25,962	23,207	70,688
Total	15,812	12,962	46,966	37,936	113,676
Netting	(10,918)	(9,615)	(41,811)	(30,594)	(92,938)
Net credit exposure	$ 4,894	$ 3,347	$ 5,155	$ 7,342	$ 20,738
As of December 2018
Less than 1 year	$ 1,262	$ 2,506	$ 6,473	$ 5,456	$ 15,697
1 - 5 years	881	5,192	9,072	6,155	21,300
Greater than 5 years	9,202	3,028	21,415	18,092	51,737
Total	11,345	10,726	36,960	29,703	88,734
Netting	(6,444)	(7,107)	(32,390)	(22,795)	(68,736)
Net credit exposure	$ 4,901	$ 3,619	$ 4,570	$ 6,908	$ 19,998

	Non-Investment-Grade /Unrated

$ in millions	BB or lower	Unrated	Total
As of September 2019
Less than 1 year	$ 4,436	$ 281	$ 4,717
1 - 5 years	5,826	60	5,886
Greater than 5 years	7,083	134	7,217
Total	17,345	475	17,820
Netting	(8,929)	(106)	(9,035)
Net credit exposure	$ 8,416	$ 369	$ 8,785
As of December 2018
Less than 1 year	$ 5,255	$ 172	$ 5,427
1 - 5 years	4,053	38	4,091
Greater than 5 years	4,138	53	4,191
Total	13,446	263	13,709
Netting	(7,339)	(70)	(7,409)
Net credit exposure	$ 6,107	$ 193	$ 6,300

Goldman Sachs September 2019 Form 10-Q	138

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

	As of

$ in millions	September 2019	December 2018
Loans and Lending Commitments	$210,879	$200,823
Industry
Consumer, Retail & Healthcare	19%	16%
Diversified Industrials	15%	16%
Financial Institutions	8%	9%
Funds	3%	4%
Natural Resources & Utilities	15%	15%
Real Estate	12%	10%
Technology, Media & Telecommunications	16%	18%
Other (including Special Purpose Vehicles)	12%	12%
Total	100%	100%
Region
Americas	75%	76%
Europe, Middle East and Africa	21%	20%
Asia	4%	4%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	1%
AA	5%	5%
A	13%	14%
BBB	29%	29%
BB or lower	52%	51%
Total	100%	100%

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
The table below presents our credit exposure from PWM, residential real estate and other lending, and the concentration by region.

$ in millions	PWM	Residential Real Estate and Other
As of September 2019
Credit Exposure	$28,327	$11,044
Americas	89%	71%
Europe, Middle East and Africa	9%	29%
Asia	2%	–
Total	100%	100%
As of December 2018
Credit Exposure	$26,775	$11,976
Americas	91%	72%
Europe, Middle East and Africa	7%	27%
Asia	2%	1%
Total	100%	100%

•	Consumer Lending. We originate unsecured consumer loans.

The table below presents our credit exposure from originated unsecured consumer loans and the concentration by the five most concentrated U.S. states.

$ in millions	Consumer
As of September 2019
Credit Exposure	$5,525
California	13%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	60%
Total	100%
As of December 2018
Credit Exposure	$4,536
California	12%
Texas	9%
New York	7%
Florida	7%
Illinois	4%
Other	61%
Total	100%

See Note 9 to the consolidated financial statements for further information about the credit quality indicators of consumer loans.

139	Goldman Sachs September 2019 Form 10-Q

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
non-U.S.
government and agency obligations.
The table below presents our credit exposure from securities financing transactions and the concentration by industry, region and credit quality.

	As of

$ in millions	September 2019	December 2018
Securities Financing Transactions	$28,386	$20,979
Industry
Financial Institutions	38%	31%
Funds	32%	33%
Municipalities & Nonprofit	4%	7%
Sovereign	24%	28%
Other (including Special Purpose Vehicles)	2%	1%
Total	100%	100%
Region
Americas	41%	33%
Europe, Middle East and Africa	38%	41%
Asia	21%	26%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	15%	11%
AA	34%	34%
A	34%	35%
BBB	6%	10%
BB or lower	8%	10%
Unrated	3%	–
Total	100%	100%

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
The table below presents our other credit exposures and the concentration by industry, region and credit quality.

	As of

$ in millions	September 2019	December 2018
Other Credit Exposures	$44,653	$41,649
Industry
Financial Institutions	84%	84%
Funds	10%	7%
Natural Resources & Utilities	2%	4%
Other (including Special Purpose Vehicles)	4%	5%
Total	100%	100%
Region
Americas	45%	44%
Europe, Middle East and Africa	43%	46%
Asia	12%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	3%
AA	55%	47%
A	22%	26%
BBB	8%	8%
BB or lower	12%	16%
Total	100%	100%

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

Goldman Sachs September 2019 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has led to concerns about its economic stability. As of September 2019, our total credit exposure to Turkey was $1.98 billion, which was with non-sovereign
counterparties or borrowers. Such exposure consisted of $1.55 billion related to OTC derivatives, $231 million related to loans and lending commitments and $201 million related to secured receivables. After taking into consideration the benefit of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties, our net credit exposure was $300 million. In addition, our total market exposure to Turkey as of September 2019 was $664 million, which was primarily with sovereign issuers or underliers. Such exposure consisted of $972 million related to debt, $(319) million related to credit derivatives and $11 million related to equities.
Significant depreciation of the Argentine Peso has resulted in higher inflation and has raised concerns about Argentina’s economic stability. As of September 2019, our total credit exposure to Argentina was $194 million, which was with non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Argentina was $179 million, primarily reflecting debt exposure with sovereign issuers or underliers.
The potential restructuring of Lebanon’s sovereign debt has led to concerns about its financial stability. As of September 2019, our credit exposure to Lebanon was $674 million, substantially all of which related to loans and lending commitments with non-sovereign
borrowers. After taking into consideration the benefit of cash and Lebanese sovereign collateral received, our net credit exposure was not material. In addition, our total market exposure to Lebanon as of September 2019 was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of September 2019, our total credit and market exposure for Venezuela was not material.
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
Potential types of loss events related to internal and external operational risk include:

•	Clients, products and business practices;

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

141	Goldman Sachs September 2019 Form 10-Q

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

Goldman Sachs September 2019 Form 10-Q	142

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

143	Goldman Sachs September 2019 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Available Information
Our internet address is
www.goldmansachs.com
and the investor relations section of our website is located at
www.goldmansachs.com/investor-relations,
where we make available free of charge, our annual reports on Form
 10-K,
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
Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP
financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) DFAST results; (iv) the public portion of our resolution plan submission; (v) our Pillar 3 disclosure; and (vi) our average daily LCR.
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
These statements may relate to, among other things, (i) our future plans and objectives and results, (ii) various legal proceedings, governmental investigations or mortgage-related contingencies as set forth in Notes 27 and 18 to the consolidated financial statements, (iii) the results of stress testing, (iv) the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, (v) our resolution plan and resolution strategy and their implications for our debtholders and other stakeholders, (vi) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (vii) trends in or growth opportunities for our businesses, including the timing and benefits of business and strategic initiatives and changes in and the importance of the efficiency ratio, (viii) the effect of changes to the regulations applicable to us, as well as our future status, activities or reporting under U.S. or
non-U.S.
banking and financial regulation, (ix) our NSFR and SCB, (x) our level of future compensation expense as a percentage of operating expenses, (xi) our investment banking transaction backlog, (xii) our expected tax rate, (xiii) the estimated impact of new accounting standards, including the Current Expected Credit Losses (CECL) model, (xiv) the level of our capital actions, (xv) our expected interest income, (xvi) our credit exposures, (xvii) our preparations for Brexit, including our plan to manage a hard Brexit scenario, (xviii) the replacement of LIBOR and other IBORs and the objectives of our program for the transition from IBORs to alternative risk-free reference rates, (xix) the adequacy of our allowance for credit losses, (xx) the projected growth of our U.S. and U.K. retail deposit platforms, (xxi) our engagement in transaction banking, (xxii) our planned 2019 benchmark issuances, (xxiii) the amount of GCLA we expect to hold and (xxiv) expenses we may incur, including those associated with investing in our consumer lending, credit card and transaction banking businesses.

Goldman Sachs September 2019 Form 10-Q	144

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
Statements about the level of compensation expense, including as a percentage of operating expenses, as our platform business initiatives reach scale are subject to the risks that the compensation costs to operate our businesses, including platform initiatives, may be greater than currently expected.
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
Statements about the timing, costs and benefits of business and strategic initiatives, and the effects of those initiatives on changes in and the importance of our efficiency ratio, are subject to the risk that the actual timing, costs, benefits and effects may differ, possibly materially, from what is currently anticipated due to, among other things, changes in our ability to execute these initiatives. For example, statements about transaction banking are based on our current expectations regarding our ability to implement and effectively conduct this activity. As a result, the timing of our ability to engage in, and benefits from, transaction banking may change, possibly materially, from what is expected, and we may be unable to generate the revenues or achieve the anticipated expense savings (and operational risk exposure reductions). Transaction banking and credit cards are new businesses and are subject to the risks associated with new business activities, including the ability to develop new and competitive systems and processes, and hire and retain the necessary personnel.
Statements about planned 2019 benchmark issuances and the amount of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.

145	Goldman Sachs September 2019 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended September 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule
 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended September 2019.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July	3,085,584	$217.69	3,085,584	68,023,966
August	5,345	$200.15	5,345	68,018,621
September	48	$207.21	–	68,018,621
Total	3,090,977		3,090,929

In the table above, total shares purchased during September 2019 consisted of 48 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
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
Item 5.    Other Information
On October 29, 2019, Group Inc. filed a Certificate of Elimination with the Secretary of State of the State of Delaware which, upon filing, had the effect of eliminating from its Restated Certificate of Incorporation all matters set forth therein with respect to shares of our 6.20%
Non-Cumulative
Preferred Stock, Series B, which had previously been redeemed in full. A copy of the Certificate of Elimination is attached as Exhibit 3.1 to this Form
 10-Q
 and incorporated by reference herein. A Restated Certificate of Incorporation reflecting these changes was filed with the Secretary of State of the State of Delaware on October 29, 2019, and a copy is attached as Exhibit 3.2 to this Form
 10-Q.

Goldman Sachs September 2019 Form 10-Q	146

Item 6.    Exhibits
Exhibits

3.1	Certificate of Elimination of 6.20% Non-Cumulative Preferred Stock, Series B, of The Goldman Sachs Group, Inc.

3.2	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of October 29, 2019.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of Regulation
 S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2019 and September 30, 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Goldman Sachs Group, Inc.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer
Date:		October 31, 2019

By:	/s/	Brian J. Lee
Name:		Brian J. Lee
Title:		Principal Accounting Officer
Date:		October 31, 2019

147	Goldman Sachs September 2019 Form 10-Q