Form 10-Q
period 2020-03-31
GOLDMAN SACHS GROUP INC
filed 2020-05-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
of the Exchange Act).
☐
 Yes
☒
 No
As of April 17, 2020, there were 343,886,589 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

Goldman Sachs March 2020 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March

in millions, except per share amounts	2020	2019
Revenues
Investment banking	$1,742	$ 1,618
Investment management	1,768	1,436
Commissions and fees	1,020	745
Market making	3,682	2,723
Other principal transactions	(782)	1,067
Total non-interest revenues	7,430	7,589
Interest income	4,750	5,597
Interest expense	3,437	4,379
Net interest income	1,313	1,218
Total net revenues	8,743	8,807
Provision for credit losses	937	224
Operating expenses
Compensation and benefits	3,235	3,259
Brokerage, clearing, exchange and distribution fees	975	762
Market development	153	184
Communications and technology	321	286
Depreciation and amortization	437	368
Occupancy	238	225
Professional fees	347	298
Other expenses	752	482
Total operating expenses	6,458	5,864
Pre-tax earnings	1,348	2,719
Provision for taxes	135	468
Net earnings	1,213	2,251
Preferred stock dividends	90	69
Net earnings applicable to common shareholders	$1,123	$ 2,182
Earnings per common share
Basic	$ 3.12	$ 5.73
Diluted	$ 3.11	$ 5.71
Average common shares
Basic	358.0	379.8
Diluted	361.1	382.4
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

$ in millions	2020	2019
Net earnings	$1,213	$ 2,251
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(17)	4
Debt valuation adjustment	2,914	(1,417)
Pension and postretirement liabilities	7	(7)
Available-for-sale securities	517	114
Other comprehensive income/(loss)	3,421	(1,306)
Comprehensive income	$4,634	$ 945
The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	March 2020	December 2019
Assets
Cash and cash equivalents	$ 105,489	$133,546
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	132,333	85,691
Securities borrowed (includes $29,771 and $26,279 at fair value)	121,670	136,071
Customer and other receivables (includes $53 and $53 at fair value)	120,927	74,605
Trading assets (at fair value and includes $59,128 and $66,605 pledged as collateral)	375,471	355,332
Investments (includes $62,655 and $57,827 at fair value, and $10,765 and $10,968 pledged as collateral)	68,694	63,937
Loans (net of allowance of $2,868 and $1,441, and includes $13,829 and $14,386 at fair value)	128,453	108,904
Other assets	36,719	34,882
Total assets	$1,089,756	$992,968
Liabilities and shareholders’ equity
Deposits (includes $24,722 and $17,765 at fair value)	$ 219,994	$190,019
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	95,864	117,756
Securities loaned (includes $1,148 and $714 at fair value)	13,869	14,985
Other secured financings (includes $29,991 and $18,071 at fair value)	37,196	19,277
Customer and other payables	213,178	174,817
Trading liabilities (at fair value)	136,358	108,835
Unsecured short-term borrowings (includes $18,983 and $26,007 at fair value)	37,148	48,287
Unsecured long-term borrowings (includes $43,313 and $43,661 at fair value)	225,476	207,076
Other liabilities (includes $327 and $150 at fair value)	18,294	21,651
Total liabilities	997,377	902,703
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 901,409,000 and 896,782,650 shares issued, and 343,856,654 and 347,343,184 shares outstanding	9	9
Share-based awards	3,037	3,195
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	55,621	54,883
Retained earnings	106,501	106,465
Accumulated other comprehensive income/(loss)	1,937	(1,484)
Stock held in treasury, at cost; 557,552,348 and 549,439,468 shares	(85,929)	(84,006)
Total shareholders’ equity	92,379	90,265
Total liabilities and shareholders’ equity	$1,089,756	$992,968
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2020 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March

$ in millions	2020	2019
Preferred stock
Beginning balance	$ 11,203	$ 11,203
Issued	350	–
Redeemed	(350)	–
Ending balance	11,203	11,203
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	3,195	2,845
Issuance and amortization of share-based awards	1,397	1,506
Delivery of common stock underlying share-based awards	(1,547)	(1,596)
Forfeiture of share-based awards	(8)	(16)
Ending balance	3,037	2,739
Additional paid-in capital
Beginning balance	54,883	54,005
Delivery of common stock underlying share-based awards	1,541	1,587
Cancellation of share-based awards in satisfaction of withholding tax requirements	(803)	(730)
Ending balance	55,621	54,862
Retained earnings
Beginning balance, as previously reported	106,465	100,100
Cumulative effect of change in accounting principle for:
Current expected credit losses, net of tax	(638)	–
Leases, net of tax	–	12
Beginning balance, adjusted	105,827	100,112
Net earnings	1,213	2,251
Dividends and dividend equivalents declared on common stock and share-based awards	(449)	(306)
Dividends declared on preferred stock	(89)	(69)
Preferred stock redemption premium	(1)	–
Ending balance	106,501	101,988
Accumulated other comprehensive income/(loss)
Beginning balance	(1,484)	693
Other comprehensive income/(loss)	3,421	(1,306)
Ending balance	1,937	(613)
Stock held in treasury, at cost
Beginning balance	(84,006)	(78,670)
Repurchased	(1,928)	(1,250)
Reissued	10	11
Other	(5)	(6)
Ending balance	(85,929)	(79,915)
Total shareholders’ equity	$ 92,379	$ 90,273
The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

$ in millions	2020	2019
Cash flows from operating activities
Net earnings	$ 1,213	$ 2,251
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	437	368
Share-based compensation	1,395	1,503
Gain related to extinguishment of unsecured borrowings	(1)	–
Provision for credit losses	937	224
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(7,961)	3,991
Collateralized transactions (excluding other secured financings), net	(55,249)	(13,215)
Trading assets	(20,580)	(26,494)
Trading liabilities	27,523	(7,888)
Loans held for sale, net	2,624	652
Other, net	(3,369)	(5,760)
Net cash used for operating activities	(53,031)	(44,368)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,843)	(2,128)
Proceeds from sales of property, leasehold improvements and equipment	397	2,266
Purchase of investments	(10,214)	(6,848)
Proceeds from sales and paydowns of investments	3,889	6,207
Loans, net (excluding loans held for sale)	(23,565)	(1,636)
Net cash used for investing activities	(32,336)	(2,139)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,915	381
Other secured financings (short-term), net	16,307	(2,690)
Proceeds from issuance of other secured financings (long-term)	2,969	1,442
Repayment of other secured financings (long-term), including the current portion	(445)	(525)
Purchase of Trust Preferred securities	(11)	–
Proceeds from issuance of unsecured long-term borrowings	26,506	6,253
Repayment of unsecured long-term borrowings, including the current portion	(16,175)	(7,251)
Derivative contracts with a financing element, net	134	2,586
Deposits, net	28,381	5,594
Preferred stock redemption	(350)	–
Common stock repurchased	(1,928)	(1,250)
Settlement of share-based awards in satisfaction of withholding tax requirements	(804)	(730)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(538)	(375)
Proceeds from issuance of preferred stock, net of issuance costs	349	–
Other financing, net	–	409
Net cash provided by financing activities	57,310	3,844
Net decrease in cash and cash equivalents	(28,057)	(42,663)
Cash and cash equivalents, beginning balance	133,546	130,547
Cash and cash equivalents, ending balance	$105,489	$ 87,884
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 4,041	$ 4,372
Cash payments/(refunds) for income taxes, net	$ 474	$ (109)
See Notes 12, 14 and 16 for information about
non-cash
activities.
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2020 Form 10-Q	4

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
Asset Management
The firm manages assets and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse set of institutional clients and a network of third-party distributors around the world. The firm makes equity investments, which include alternative investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities. The firm also invests in corporate debt and provides financing for real estate and other assets.
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
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form
 10-K
for the year ended December 31, 2019. References to “the 2019 Form
 10-K”
are to the firm’s Annual Report on Form
 10-K
for the year ended December 31, 2019. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the Securities and Exchange Commission.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2020 and March 2019 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2020 and March 31, 2019, respectively. All references to December 2019 refer to the date December 31, 2019. Any reference to a future year refers to a year ending on December 31 of that year.
Beginning in the fourth quarter of 2019, the firm changed its business segments and balance sheet presentation to better reflect the nature of the firm’s activities. See Note 2 in Part II, Item 8 of the 2019 Form 10-K for further information. Reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs March 2020 Form 10-Q

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

Goldman Sachs March 2020 Form 10-Q	6

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
Use of Estimates
Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, the allowance for credit losses on loans and lending commitments accounted for at amortized cost, discretionary compensation accruals, accounting for goodwill and identifiable intangible assets, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and provisions for losses that may arise from tax audits. These estimates and assumptions are based on the best available information but actual results could be materially different.
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
Revenue from Contracts with Clients.
The firm recognizes revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients)
,
when the performance obligations related to the underlying transaction are completed.
Revenues from these contracts with clients represent approximately 55% of total non-interest

revenues (including approximately
85
% of investment banking revenues, approximately
95
% of investment management revenues and all commissions and fees) for the three months ended March 2020, and approximately
50
% of total
non-interest
revenues (including approximately
90
% of investment banking revenues, approximately
95
% of investment management revenues and all commissions and fees) for the three months ended March 2019. See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs March 2020 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2020, substantially all future net revenues associated with such remaining performance obligations will be recognized through 202
7
. Annual revenues associated with such performance obligations average less than $250 million through 202
7
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

Goldman Sachs March 2020 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $11.70 billion as of March 2020 and $12.57 billion as of December 2019. Cash and cash equivalents also included interest-bearing deposits with banks of $93.79 billion as of March 2020 and $120.98 billion as of December 2019.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $28.93 billion as of March 2020 and $22.78 billion as of December 2019. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $72.63 billion as of March 2020 and $50.90 billion as of December 2019, and receivables from brokers, dealers and clearing organizations of $48.30 billion as of March 2020 and $23.71 billion as of December 2019. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2020 and December 2019. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.31 billion as of March 2020 and $2.27 billion as of December 2019. As of both March 2020 and December 2019 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $201.68 billion as of March 2020 and $170.21 billion as of December 2019, and payables to brokers, dealers and clearing organizations of $11.50 billion as of March 2020 and $4.61 billion as of December 2019. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2020 and December 2019. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs March 2020 Form 10-Q

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

Goldman Sachs March 2020 Form 10-Q	10

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
The firm adopted this ASU in January 2020 under a modified retrospective approach. As a result of adopting this ASU, the firm’s allowance for credit losses on financial assets and commitments that are measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets. Expected credit losses for newly recognized financial assets and commitments, as well as changes to expected credit losses during the period, are recognized in earnings. These expected credit losses are measured based on historical experience, current conditions and forecasts that affect the collectability of the reported amount.
The cumulative effect of measuring the allowance under CECL as a result of adopting this ASU as of January 1, 2020 was an increase in the allowance for credit losses of $848 million. The increase in the allowance is driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and also takes into account forecasts of expected future economic conditions. In addition, in accordance with the ASU, the firm elected the fair value option for loans that were previously accounted for as Purchased Credit Impaired (PCI), which resulted in a decrease to the allowance for PCI loans of $169 million. The cumulative effect of adopting this ASU was a decrease to retained earnings of $638 million (net of tax).
Facilitation of the Effects of
Reference Rate Reform on Financial Reporting
(ASC 848).
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform — Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. The firm adopted this ASU in March 2020 and adoption did not have a material impact on the firm’s consolidated financial statements.
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

11	Goldman Sachs March 2020 Form 10-Q

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
Valuation Techniques and Significant Inputs for Trading Cash Instruments, Investments and Loans
Level 1.
Level 1 instruments include U.S. government obligations, most
non-U.S.
government obligations, certain agency obligations, certain corporate debt instruments, certain money market instruments and actively traded listed equities. These instruments are valued using quoted prices for identical unrestricted instruments in active markets. The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.
Level 2.
Level 2 instruments include certain
non-U.S.
government obligations, most agency obligations, most mortgage-backed loans and securities, most corporate debt instruments, most state and municipal obligations, most money market instruments, most other debt obligations, restricted or less liquid listed equities, certain private equities, commodities and certain lending commitments.
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

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs March 2020 Form 10-Q	12

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

Valuation Techniques and Significant Inputs for Derivatives
The firm’s level 2 and level 3 derivatives are valued using derivative pricing models (e.g., discounted cash flow models, correlation models and models that incorporate option pricing methodologies, such as Monte Carlo simulations). Price transparency of derivatives can generally be characterized by product type, as described below.

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

13	Goldman Sachs March 2020 Form 10-Q

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

•	For level 3 interest rate and currency derivatives, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates). In addition, for level 3 interest rate derivatives, significant unobservable inputs include specific interest rate volatilities.

•	For level 3 credit derivatives, significant unobservable inputs include illiquid credit spreads and upfront credit points, which are unique to specific reference obligations and reference entities, recovery rates and certain correlations required to value credit derivatives (e.g., the likelihood of default of the underlying reference obligation relative to one another).

•	For level 3 commodity derivatives, significant unobservable inputs include volatilities for options with strike prices that differ significantly from current market prices and prices or spreads for certain products for which the product quality or physical location of the commodity is not aligned with benchmark indices.

•	For level 3 equity derivatives, significant unobservable inputs generally include equity volatility inputs for options that are long-dated and/or have strike prices that differ significantly from current market prices. In addition, the valuation of certain structured trades requires the use of level 3 correlation inputs, such as the correlation of the price performance of two or more individual stocks or the correlation of the price performance for a basket of stocks to another asset class, such as commodities.

Goldman Sachs March 2020 Form 10-Q	14

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
Valuation Techniques and Significant Inputs for Other Financial Instruments at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include repurchase agreements and substantially all resale agreements; securities borrowed and loaned in Fixed Income, Currency and Commodities (FICC) financing; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including transfers of assets accounted for as financings and collateralized central bank financings; certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments; and other liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial instruments are described below.
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
Other Secured Financings.
The significant inputs to the valuation of other secured financings are the amount and timing of expected future cash flows, interest rates, funding spreads, the fair value of the collateral delivered by the firm (determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions) and the frequency of additional collateral calls. See Note 11 for further information about other secured financings.
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
Other Liabilities.
The significant inputs to the valuation of other liabilities are the amount and timing of expected future cash flows and equity volatility and correlation inputs. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments described above. See Note 7 for further information about derivatives.

15	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities accounted for at fair value.

	As of

$ in millions	March 2020	December 2019
Total level 1 financial assets	$ 217,934	$242,562
Total level 2 financial assets	440,469	325,259
Total level 3 financial assets	30,776	23,068
Investments in funds at NAV	3,545	4,206
Counterparty and cash collateral netting	(78,612)	(55,527)
Total financial assets at fair value	$ 614,112	$539,568
Total assets	$1,089,756	$992,968
Total level 3 financial assets divided by:
Total assets	2.8%	2.3%
Total financial assets at fair value	5.0%	4.3%
Total level 1 financial liabilities	$ 63,117	$ 54,790
Total level 2 financial liabilities	320,820	293,902
Total level 3 financial liabilities	27,565	25,938
Counterparty and cash collateral netting	(60,796)	(41,671)
Total financial liabilities at fair value	$ 350,706	$332,959
Total level 3 financial liabilities divided by total financial liabilities at fair value	7.9%	7.8%

In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.

The table below presents a summary of level 3 financial assets.

	As of

$ in millions	March 2020	December 2019
Trading assets:
Trading cash instruments	$ 1,234	$ 1,242
Derivatives	7,381	4,654
Investments	19,408	15,282
Loans	2,753	1,890
Total	$ 30,776	$ 23,068

Level 3 financial assets as of March 2020 increased compared with December 2019, primarily reflecting an increase in level 3 investments. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of March 2020
Trading cash instruments	$300,900	$ 74,319
Derivatives	74,571	62,039
Total	$375,471	$136,358
As of December 2019
Trading cash instruments	$310,080	$ 65,033
Derivatives	45,252	43,802
Total	$355,332	$108,835

See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March

$ in millions	2020	2019
Interest rates	$ 737	$1,260
Credit	1,842	242
Currencies	(735)	718
Equities	1,700	390
Commodities	138	113
Total	$3,682	$2,723

In the table above:

•	Gains/(losses) include both realized and unrealized gains and losses. Gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

•	Gains and losses included in market making are primarily related to the firm’s trading assets and liabilities, including both derivative and non-derivative financial instruments.

•	Gains/(losses) are not representative of the manner in which the firm manages its business activities because many of the firm’s market-making and client facilitation strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivatives across product types are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s trading cash instruments and derivatives across product types has exposure to foreign currencies and may be economically hedged with foreign currency contracts.

Goldman Sachs March 2020 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2020
Assets
Government and agency obligations:
U.S.	$ 89,564	$ 49,771	$ 11	$139,346
Non-U.S.	37,925	9,493	16	47,434
Loans and securities backed by:
Commercial real estate	–	2,411	130	2,541
Residential real estate	–	6,906	251	7,157
Corporate debt instruments	683	24,804	719	26,206
State and municipal obligations	–	347	–	347
Other debt obligations	328	3,206	34	3,568
Equity securities	70,795	1,191	73	72,059
Commodities	–	2,242	–	2,242
Total	$199,295	$100,371	$1,234	$300,900
Liabilities
Government and agency obligations:
U.S.	$ (10,959)	$ (11)	$ –	$ (10,970)
Non-U.S.	(23,065)	(2,445)	(1)	(25,511)
Loans and securities backed by:
Commercial real estate	–	(26)	(1)	(27)
Residential real estate	–	(2)	–	(2)
Corporate debt instruments	(7)	(8,160)	(177)	(8,344)
Other debt obligations	–	(5)	–	(5)
Equity securities	(29,037)	(379)	(15)	(29,431)
Commodities	–	(29)	–	(29)
Total	$ (63,068)	$ (11,057)	$ (194)	$ (74,319)
As of December 2019
Assets
Government and agency obligations:
U.S.	$108,200	$ 34,714	$ 21	$142,935
Non-U.S.	33,709	11,108	22	44,839
Loans and securities backed by:
Commercial real estate	–	2,031	191	2,222
Residential real estate	–	5,794	231	6,025
Corporate debt instruments	1,313	26,768	692	28,773
State and municipal obligations	–	680	–	680
Other debt obligations	409	1,074	10	1,493
Equity securities	78,782	489	75	79,346
Commodities	–	3,767	–	3,767
Total	$222,413	$ 86,425	$1,242	$310,080
Liabilities
Government and agency obligations:
U.S.	$ (9,914)	$ (47)	$ –	$ (9,961)
Non-U.S.	(21,213)	(2,205)	(6)	(23,424)
Loans and securities backed by:
Commercial real estate	–	(31)	(1)	(32)
Residential real estate	–	(2)	–	(2)
Corporate debt instruments	(115)	(7,494)	(253)	(7,862)
State and Municipal obligations	–	(2)	–	(2)
Equity securities	(23,519)	(212)	(13)	(23,744)
Commodities	–	(6)	–	(6)
Total	$ (54,761)	$ (9,999)	$ (273)	$ (65,033)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

•	Corporate debt instruments includes corporate loans, debt securities, convertible debentures, prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases.

•	Equity securities includes public equities and exchange-traded funds.

•	Other debt obligations includes other asset-backed securities and money market instruments.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of trading cash instruments.
Significant Unobservable Inputs
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	March 2020		December 2019
Loans and securities backed by commercial real estate
Level 3 assets	$130		$191
Yield	4.3% to 22.0% (15.5%	)	2.7% to 21.7% (13.5%	)
Recovery rate	7.0% to 88.0% (59.9%	)	11.4% to 81.1% (55.6%	)
Duration (years)	1.0 to 6.0 (3.3)		0.3 to 6.6 (2.8)
Loans and securities backed by residential real estate
Level 3 assets	$251		$231
Yield	1.4% to 9.2% (4.4%	)	1.2% to 12.0% (5.8%	)
Cumulative loss rate	4.0% to 33.0% (16.0%	)	5.4% to 30.4% (16.3%	)
Duration (years)	2.1 to 14.3 (8.3)		2.3 to 12.4 (5.7)
Corporate debt instruments
Level 3 assets	$719		$692
Yield	2.3% to 46.8% (15.6%	)	0.1% to 20.4% (7.2%	)
Recovery rate	0.0% to 70.0% (55.8%	)	0.0% to 69.7% (54.9%	)
Duration (years)	1.3 to 5.6 (3.4)		1.7 to 16.6 (5.1)
Level 3 government and agency obligations, other debt obligations and equity securities were not material as of both March 2020 and December 2019, and therefore are not included in the table above.

17	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of trading cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the trading cash instruments.

•	The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one trading cash instrument. For example, the highest recovery rate for corporate debt instruments is appropriate for valuing a specific corporate debt instrument, but may not be appropriate for valuing any other corporate debt instrument. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 trading cash instruments.

•	Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2020 and December 2019. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March

$ in millions	2020	2019
Total trading cash instrument assets
Beginning balance	$1,242	$1,689
Net realized gains/(losses)	34	25
Net unrealized gains/(losses)	(159)	(11)
Purchases	353	111
Sales	(268)	(289)
Settlements	(153)	(83)
Transfers into level 3	342	341
Transfers out of level 3	(157)	(193)
Ending balance	$1,234	$1,590
Total trading cash instrument liabilities
Beginning balance	$ (273)	$ (49)
Net realized gains/(losses)	–	–
Net unrealized gains/(losses)	91	(63)
Purchases	26	18
Sales	(32)	(52)
Settlements	(2)	8
Transfers into level 3	(13)	(24)
Transfers out of level 3	9	3
Ending balance	$ (194)	$ (159)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a trading cash instrument was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 trading cash instrument assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 trading cash instrument liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•	Level 3 trading cash instruments are frequently economically hedged with level 1 and level 2 trading cash instruments and/or level 1, level 2 or level 3 derivatives. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1 or level 2 trading cash instruments and/or level 1, level 2 or level 3 derivatives. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

Goldman Sachs March 2020 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March

$ in millions	2020	2019
Loans and securities backed by commercial real estate
Beginning balance	$ 191	$ 332
Net realized gains/(losses)	9	7
Net unrealized gains/(losses)	(22)	(6)
Purchases	14	12
Sales	(6)	(29)
Settlements	(50)	(21)
Transfers into level 3	7	89
Transfers out of level 3	(13)	(13)
Ending balance	$ 130	$ 371
Loans and securities backed by residential real estate
Beginning balance	$ 231	$ 348
Net realized gains/(losses)	1	3
Net unrealized gains/(losses)	7	7
Purchases	80	18
Sales	(23)	(110)
Settlements	(13)	(11)
Transfers into level 3	61	22
Transfers out of level 3	(93)	(14)
Ending balance	$ 251	$ 263
Corporate debt instruments
Beginning balance	$ 692	$ 912
Net realized gains/(losses)	22	13
Net unrealized gains/(losses)	(132)	(11)
Purchases	238	60
Sales	(214)	(135)
Settlements	(80)	(45)
Transfers into level 3	242	151
Transfers out of level 3	(49)	(156)
Ending balance	$ 719	$ 789
Other
Beginning balance	$ 128	$ 97
Net realized gains/(losses)	2	2
Net unrealized gains/(losses)	(12)	(1)
Purchases	21	21
Sales	(25)	(15)
Settlements	(10)	(6)
Transfers into level 3	32	79
Transfers out of level 3	(2)	(10)
Ending balance	$ 134	$ 167

In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended March 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $125 million (reflecting $34 million of net realized gains and $159 million of net unrealized losses) for the three months ended March 2020 included gains/(losses) of $(4) million reported in investment banking, $(158) million reported in market making and $37 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for the three months ended March 2020 primarily reflected losses on certain corporate debt instruments, principally driven by weak corporate performance.
Transfers into level 3 trading cash instrument assets during the three months ended March 2020 primarily reflected transfers of certain corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 trading cash instrument assets during the three months ended March 2020 were not material.
Three Months Ended March 2019.
The net realized and unrealized gains on level 3 trading cash instrument assets of $14 million (reflecting $25 million of net realized gains and $11 million of net unrealized losses) for the three months ended March 2019 included gains/(losses) of $(26) million reported in market making and $40 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended March 2019 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended March 2019 primarily reflected transfers of certain corporate debt instruments and loans and securities backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the three months ended March 2019 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

19	Goldman Sachs March 2020 Form 10-Q

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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both the three months ended March 2020 and March 2019, substantially all of the firm’s derivatives were included in the Global Markets segment.

Goldman Sachs March 2020 Form 10-Q	20

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

	As of March 2020		As of December 2019

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,233	$ 1,815	$ 476	$ 856
OTC-cleared	16,091	13,947	9,958	8,618
Bilateral OTC	355,084	323,742	266,387	242,046
Total interest rates	372,408	339,504	276,821	251,520
OTC-cleared	1,937	1,735	6,551	6,929
Bilateral OTC	22,215	20,639	14,178	13,860
Total credit	24,152	22,374	20,729	20,789
Exchange-traded	78	27	35	10
OTC-cleared	1,114	1,229	411	391
Bilateral OTC	130,426	130,093	79,887	81,613
Total currencies	131,618	131,349	80,333	82,014
Exchange-traded	6,926	6,489	2,390	2,272
OTC-cleared	172	201	180	243
Bilateral OTC	18,434	23,466	8,568	13,034
Total commodities	25,532	30,156	11,138	15,549
Exchange-traded	33,169	35,127	13,499	16,976
Bilateral OTC	54,380	54,276	36,162	39,531
Total equities	87,549	89,403	49,661	56,507
Subtotal	641,259	612,786	438,682	426,379
Accounted for as hedges
OTC-cleared	4	–	–	–
Bilateral OTC	1,544	–	3,182	1
Total interest rates	1,548	–	3,182	1
OTC-cleared	272	23	16	57
Bilateral OTC	177	99	16	153
Total currencies	449	122	32	210
Subtotal	1,997	122	3,214	211
Total gross fair value	$ 643,256	$ 612,908	$ 441,896	$ 426,590
Offset in the consolidated balance sheets
Exchange-traded	$ (35,739)	$ (35,739)	$ (14,159)	$ (14,159)
OTC-cleared	(16,855)	(16,855)	(15,565)	(15,565)
Bilateral OTC	(438,292)	(438,292)	(310,920)	(310,920)
Counterparty netting	(490,886)	(490,886)	(340,644)	(340,644)
OTC-cleared	(1,639)	(49)	(1,302)	(526)
Bilateral OTC	(76,160)	(59,934)	(54,698)	(41,618)
Cash collateral netting	(77,799)	(59,983)	(56,000)	(42,144)
Total amounts offset	$(568,685)	$(550,869)	$(396,644)	$(382,788)
Included in the consolidated balance sheets
Exchange-traded	$ 5,667	$ 7,719	$ 2,241	$ 5,955
OTC-cleared	1,096	231	249	147
Bilateral OTC	67,808	54,089	42,762	37,700
Total	$ 74,571	$ 62,039	$ 45,252	$ 43,802
Not offset in the consolidated balance sheets
Cash collateral	$ (1,447)	$ (2,971)	$ (604)	$ (1,603)
Securities collateral	(18,357)	(11,940)	(14,196)	(9,252)
Total	$ 54,767	$ 47,128	$ 30,452	$ 32,947

	Notional Amounts as of

$ in millions	March 2020	December 2019
Not accounted for as hedges
Exchange-traded	$ 3,881,459	$ 4,757,300
OTC-cleared	21,309,964	13,440,376
Bilateral OTC	11,550,666	11,668,171
Total interest rates	36,742,089	29,865,847
OTC-cleared	536,609	396,342
Bilateral OTC	825,708	707,935
Total credit	1,362,317	1,104,277
Exchange-traded	4,822	4,566
OTC-cleared	167,487	134,060
Bilateral OTC	6,952,771	5,926,602
Total currencies	7,125,080	6,065,228
Exchange-traded	239,892	230,018
OTC-cleared	2,383	2,639
Bilateral OTC	241,849	243,228
Total commodities	484,124	475,885
Exchange-traded	1,071,077	910,099
Bilateral OTC	1,075,007	1,182,335
Total equities	2,146,084	2,092,434
Subtotal	47,859,694	39,603,671
Accounted for as hedges
OTC-cleared	148,644	123,531
Bilateral OTC	6,741	9,714
Total interest rates	155,385	133,245
OTC-cleared	3,734	4,152
Bilateral OTC	8,882	9,247
Total currencies	12,616	13,399
Subtotal	168,001	146,644
Total notional amounts	$48,027,695	$39,750,315

In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•	Total gross fair value of derivatives included derivative assets of $17.15 billion as of March 2020 and $9.15 billion as of December 2019, and derivative liabilities of $20.35 billion as of March 2020 and $14.88 billion as of December 2019, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

•	During the first quarter of 2020, consistent with the rules of a clearing organization, the firm elected to consider its transactions with that clearing organization as settled each day. The impact of this change would have been a reduction in gross credit derivative assets of $3.97 billion and liabilities of $4.15 billion as of December 2019, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated balance sheets.

21	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2020
Assets
Interest rates	$ 18	$ 373,085	$ 853	$ 373,956
Credit	–	19,560	4,592	24,152
Currencies	–	131,624	443	132,067
Commodities	–	24,784	748	25,532
Equities	13	85,247	2,289	87,549
Gross fair value	31	634,300	8,925	643,256
Counterparty netting in levels	–	(488,529)	(1,544)	(490,073)
Subtotal	$ 31	$ 145,771	$ 7,381	$ 153,183
Cross-level counterparty netting				(813)
Cash collateral netting				(77,799)
Net fair value				$ 74,571
Liabilities
Interest rates	$(32)	$(338,885)	$ (587)	$(339,504)
Credit	–	(20,300)	(2,074)	(22,374)
Currencies	–	(131,089)	(382)	(131,471)
Commodities	–	(29,796)	(360)	(30,156)
Equities	(17)	(85,524)	(3,862)	(89,403)
Gross fair value	(49)	(605,594)	(7,265)	(612,908)
Counterparty netting in levels	–	488,529	1,544	490,073
Subtotal	$(49)	$(117,065)	$(5,721)	$(122,835)
Cross-level counterparty netting				813
Cash collateral netting				59,983
Net fair value				$ (62,039)
As of December 2019
Assets
Interest rates	$ 3	$ 279,443	$ 557	$ 280,003
Credit	–	17,204	3,525	20,729
Currencies	–	80,178	187	80,365
Commodities	–	10,648	490	11,138
Equities	21	48,953	687	49,661
Gross fair value	24	436,426	5,446	441,896
Counterparty netting in levels	–	(340,325)	(792)	(341,117)
Subtotal	$ 24	$ 96,101	$ 4,654	$ 100,779
Cross-level counterparty netting				473
Cash collateral netting				(56,000)
Net fair value				$ 45,252
Liabilities
Interest rates	$ (3)	$ (251,050)	$ (468)	$ (251,521)
Credit	–	(19,141)	(1,648)	(20,789)
Currencies	–	(81,826)	(398)	(82,224)
Commodities	–	(15,306)	(243)	(15,549)
Equities	(26)	(53,817)	(2,664)	(56,507)
Gross fair value	(29)	(421,140)	(5,421)	(426,590)
Counterparty netting in levels	–	340,325	792	341,117
Subtotal	$ (29)	$ (80,815)	$ (4,629)	$ (85,473)
Cross-level counterparty netting				(473)
Cash collateral netting				42,144
Net fair value				$ (43,802)

In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•	Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in counterparty netting in levels. Where the counterparty netting is across levels, the netting is included in cross-level counterparty netting.

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of derivatives.

Significant Unobservable Inputs
The table below presents the amount of level 3 derivative assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value level 3 derivatives.

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of

$ in millions, except inputs	March 2020	December 2019
Interest rates, net	$266	$89
Correlation	(42)% to 81% (52%/62%)	(42)% to 81% (52%/60%)
Volatility (bps)	31 to 150 (70/61)	31 to 150 (70/61)
Credit, net	$2,518	$1,877
Credit spreads (bps)	2 to 872 (154/95)	1 to 559 (96/53)
Upfront credit points	1 to 95 (32/25)	2 to 90 (38/32)
Recovery rates	1% to 70% (35%/38%)	10% to 60% (31%/25%)
Currencies, net	$61	$(211)
Correlation	20% to 70% (39%/41%)	20% to 70% (37%/36%)
Commodities, net	$388	$247
Volatility	15% to 187% (45%/42%)	9% to 57% (26%/25%)
Natural gas spread	$(1.31) to $1.50 ($(0.15)/$(0.09))	$(1.93) to $1.69 ($(0.16)/$(0.17))
Oil spread	$(4.71) to $18.31 ($3.92/$1.26)	$(4.86) to $19.77 ($9.82/$11.15)
Equities, net	$(1,573)	$(1,977)
Correlation	(70)% to 99% (53%/62%)	(70)% to 99% (42%/45%)
Volatility	2% to 129% (27%/20%)	2% to 72% (14%/7%)

In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

•	Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. For example, the difference between the average and the median for credit spreads indicates that the majority of the inputs fall in the lower end of the range.

Goldman Sachs March 2020 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•	The ranges, averages and medians of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one derivative. For example, the highest correlation for interest rate derivatives is appropriate for valuing a specific interest rate derivative but may not be appropriate for valuing any other interest rate derivative. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 derivatives.

•	Interest rates, currencies and equities derivatives are valued using option pricing models, credit derivatives are valued using option pricing, correlation and discounted cash flow models, and commodities derivatives are valued using option pricing and discounted cash flow models.

•	The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flows models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.
Range of Significant Unobservable Inputs
The following provides information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments:

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

23	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March

$ in millions	2020	2019
Total level 3 derivatives, net
Beginning balance	$ 25	$ 590
Net realized gains/(losses)	137	49
Net unrealized gains/(losses)	2,305	(91)
Purchases	223	110
Sales	(413)	(1,574)
Settlements	41	384
Transfers into level 3	(801)	(34)
Transfers out of level 3	143	(122)
Ending balance	$1,660	$ (688)
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a derivative was transferred into level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	Positive amounts for transfers into level 3 and negative amounts for transfers out of level 3 represent net transfers of derivative assets. Negative amounts for transfers into level 3 and positive amounts for transfers out of level 3 represent net transfers of derivative liabilities.

•	A derivative with level 1 and/or level 2 inputs is classified in level 3 in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2 inputs) is classified in level 3.

•	Gains or losses that have been classified in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to level 1 or level 2 derivatives and/or level 1, level 2 and level 3 trading cash instruments. As a result, gains/(losses) included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March

$ in millions	2020	2019
Interest rates, net
Beginning balance	$ 89	$ (109)
Net realized gains/(losses)	7	–
Net unrealized gains/(losses)	132	111
Purchases	1	2
Sales	(13)	(4)
Settlements	37	(17)
Transfers into level 3	11	(11)
Transfers out of level 3	2	9
Ending balance	$ 266	$ (19)
Credit, net
Beginning balance	$ 1,877	$ 1,672
Net realized gains/(losses)	(20)	8
Net unrealized gains/(losses)	652	80
Purchases	53	42
Sales	(27)	(28)
Settlements	(55)	(32)
Transfers into level 3	11	55
Transfers out of level 3	27	77
Ending balance	$ 2,518	$ 1,874
Currencies, net
Beginning balance	$ (211)	$ 461
Net realized gains/(losses)	(6)	(12)
Net unrealized gains/(losses)	185	(131)
Purchases	–	2
Sales	(11)	(16)
Settlements	111	29
Transfers into level 3	(4)	(1)
Transfers out of level 3	(3)	(303)
Ending balance	$ 61	$ 29
Commodities, net
Beginning balance	$ 247	$ 112
Net realized gains/(losses)	17	18
Net unrealized gains/(losses)	197	15
Purchases	22	3
Sales	(69)	(6)
Settlements	(7)	(12)
Transfers into level 3	(11)	(8)
Transfers out of level 3	(8)	23
Ending balance	$ 388	$ 145
Equities, net
Beginning balance	$(1,977)	$(1,546)
Net realized gains/(losses)	139	35
Net unrealized gains/(losses)	1,139	(166)
Purchases	147	61
Sales	(293)	(1,520)
Settlements	(45)	416
Transfers into level 3	(808)	(69)
Transfers out of level 3	125	72
Ending balance	$(1,573)	$(2,717)
Level 3 Rollforward Commentary
Three Months Ended March 2020.
The net realized and unrealized gains on level 3 derivatives of $2.44 billion (reflecting $137 million of net realized gains and $2.31 billion of net unrealized gains) for the three months ended March 2020 included gains of $2.42 billion reported in market making and $23 million reported in other principal transactions.

Goldman Sachs March 2020 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The net unrealized gains on level 3 derivatives for the three months ended March 2020 were primarily attributable to gains on certain equity derivatives (primarily reflecting the impact of a decrease in equity prices), gains on certain credit derivatives (primarily reflecting the impact of a decrease in interest rates and widening of certain credit spreads), gains on certain commodity derivatives (primarily reflecting the impact of a decrease in commodity prices), gains on certain currency derivatives (primarily reflecting the impact of changes in foreign exchange rates) and gains on certain interest rate derivatives (primarily reflecting a decrease in interest rates).
Transfers into level 3 derivatives during the three months ended March 2020 primarily reflected transfers of certain equity derivative liabilities from level 2, principally due to increased significance of certain unobservable inputs used to value these derivatives.
Transfers out of level 3 derivatives during the three months ended March 2020 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to increased transparency of certain unobservable volatility inputs used to value these derivatives.
Three Months Ended March 2019.
The net realized and unrealized losses on level 3 derivatives of $42 million (reflecting $49 million of net realized gains and $91 million of net unrealized losses) for the three months ended March 2019 included losses of $28 million reported in market making and $14 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended March 2019 were primarily attributable to losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices), losses on certain currency derivatives (primarily reflecting the impact of a decrease in interest rates), partially offset by gains on certain interest rate derivatives (primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates).
The drivers of transfers into level 3 derivatives during the three months ended March 2019 were not material.
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
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2020
Assets
Interest rates	$ 9,971	$21,382	$70,611	$101,964
Credit	1,776	4,342	4,306	10,424
Currencies	21,673	6,428	8,945	37,046
Commodities	6,741	2,486	512	9,739
Equities	11,562	7,238	3,169	21,969
Counterparty netting in tenors	(4,734)	(5,006)	(3,722)	(13,462)
Subtotal	$46,989	$36,870	$83,821	$167,680
Cross-tenor counterparty netting				(20,977)
Cash collateral netting				(77,799)
Total OTC derivative assets				$ 68,904
Liabilities
Interest rates	$ 8,157	$12,908	$45,859	$ 66,924
Credit	1,817	4,433	2,399	8,649
Currencies	17,701	11,104	7,700	36,505
Commodities	7,790	2,711	4,299	14,800
Equities	9,567	7,999	4,298	21,864
Counterparty netting in tenors	(4,734)	(5,006)	(3,722)	(13,462)
Subtotal	$40,298	$34,149	$60,833	$135,280
Cross-tenor counterparty netting				(20,977)
Cash collateral netting				(59,983)
Total OTC derivative liabilities				$ 54,320
As of December 2019
Assets
Interest rates	$ 5,521	$15,183	$57,394	$ 78,098
Credit	678	3,259	3,183	7,120
Currencies	10,236	5,063	6,245	21,544
Commodities	2,507	1,212	302	4,021
Equities	7,332	4,509	1,294	13,135
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$23,011	$25,553	$66,086	$114,650
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(56,000)
Total OTC derivative assets				$ 43,011
Liabilities
Interest rates	$ 3,654	$ 9,113	$36,470	$ 49,237
Credit	1,368	4,052	1,760	7,180
Currencies	12,486	6,906	4,036	23,428
Commodities	2,796	1,950	3,804	8,550
Equities	5,755	7,381	3,367	16,503
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$22,796	$25,729	$47,105	$ 95,630
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(42,144)
Total OTC derivative liabilities				$ 37,847

In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

•	Counterparty netting across product types within the same tenor category is included in counterparty netting in tenors. Where the counterparty netting is across tenor categories, the netting is included in cross-tenor counterparty netting.

25	Goldman Sachs March 2020 Form 10-Q

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
As of March 2020, written credit derivatives had a total gross notional amount of $657.12 billion and purchased credit derivatives had a total gross notional amount of $705.20 billion, for total net notional purchased protection of $48.08 billion. As of December 2019, written credit derivatives had a total gross notional amount of $522.57 billion and purchased credit derivatives had a total gross notional amount of $581.76 billion, for total net notional purchased protection of $59.19 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.

Goldman Sachs March 2020 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$167,856	$ 3,283	$17,312	$ 4,882	$193,333
1 – 5 years	303,456	25,507	16,341	17,346	362,650
Greater than 5 years	91,017	5,570	3,038	1,509	101,134
Total	$562,329	$34,360	$36,691	$23,737	$657,117
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$476,787	$29,983	$24,949	$21,639	$553,358
Other	$127,244	$ 6,841	$12,957	$ 4,801	$151,843
Fair Value of Written Credit Derivatives
Asset	$ 3,833	$ 246	$ 30	$ 51	$ 4,160
Liability	4,333	1,939	3,304	8,237	17,813
Net asset/(liability)	$ (500)	$ (1,693)	$ (3,274)	$ (8,186)	$ (13,653)
As of December 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$143,566	$ 7,155	$ 759	$ 2,953	$154,433
1 – 5 years	292,444	10,125	5,482	8,735	316,786
Greater than 5 years	48,109	2,260	427	554	51,350
Total	$484,119	$19,540	$ 6,668	$12,242	$522,569
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$395,127	$14,492	$ 5,938	$10,543	$426,100
Other	$149,092	$ 2,617	$ 1,599	$ 2,354	$155,662
Fair Value of Written Credit Derivatives
Asset	$ 13,103	$ 446	$ 160	$ 202	$ 13,911
Liability	1,239	448	372	3,490	5,549
Net asset/(liability)	$ 11,864	$ (2)	$ (212)	$ (3,288)	$ 8,362

In the table above:

•	Fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure.

•	Tenor is based on remaining contractual maturity.

•	The credit spread on the underlier, together with the tenor of the contract, are indicators of payment/performance risk. The firm is less likely to pay or otherwise be required to perform where the credit spread and the tenor are lower.

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Impact of Credit and Funding Spreads on Derivatives
The firm realizes gains or losses on its derivative contracts. These gains or losses include credit valuation adjustments (CVA) relating to uncollateralized derivative assets and liabilities, which represents the gains or losses (including hedges) attributable to the impact of changes in credit exposure, counterparty credit spreads, liability funding spreads (which includes the firm’s own credit), probability of default and assumed recovery. These gains or losses also include funding valuation adjustments (FVA) relating to uncollateralized derivative assets, which represents the gains or losses (including hedges) attributable to the impact of changes in expected funding exposures and funding spreads.
The table below presents information about CVA and FVA.

	Three Months Ended March

$ in millions	2020	2019
CVA, net of hedges	$ 271	$(163)
FVA, net of hedges	(759)	234
Total	$(488)	$ 71

Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	March 2020	December 2019
Fair value of assets	$ 1,361	$ 1,148
Fair value of liabilities	1,715	1,717
Net liability	$ 354	$ 569
Notional amount	$11,280	$11,003

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

27	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about net derivative liabilities under bilateral agreements (excluding collateral posted), the fair value of collateral posted and additional collateral or termination payments that could have been called by counterparties in the event of a one-
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	March 2020	December 2019
Net derivative liabilities under bilateral agreements	$49,450	$32,800
Collateral posted	$42,925	$28,510
Additional collateral or termination payments:
One-notch downgrade	$ 364	$ 358
Two-notch downgrade	$ 922	$ 1,268

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

	Three Months Ended March

$ in millions	2020	2019
Interest rate hedges	$ 6,586	$ 1,256
Hedged borrowings and deposits	$(6,679)	$(1,351)
Interest expense	$ 3,437	$ 4,379

In the table above, the difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.
The table below presents the carrying value of the hedged items designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2020
Deposits	$ 19,660	$ 783
Unsecured short-term borrowings	$ 7,171	$ 61
Unsecured long-term borrowings	$103,057	$12,527
As of December 2019
Deposits	$ 19,634	$ 200
Unsecured short-term borrowings	$ 6,008	$ 28
Unsecured long-term borrowings	$ 87,874	$ 7,292

In the table above, cumulative hedging adjustment included $3.81 billion as of March 2020 and $3.48 billion as of December 2019 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $1.25 billion as of March 2020 and $425 million as of December 2019 and substantially all were related to unsecured long-term borrowings.

Goldman Sachs March 2020 Form 10-Q	28

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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March

$ in millions	2020	2019
Hedges:
Foreign currency forward contract	$756	$14
Foreign currency-denominated debt	$ (21)	$31

Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2020 and March 2019.
The firm had designated $3.52 billion as of March 2020 and $3.05 billion as of December 2019 of foreign currency-denominated debt, included in unsecured long-term and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of

$ in millions	March 2020	December 2019
Equity securities, at fair value	$21,221	$22,163
Debt instruments, at fair value	23,145	16,570
Available-for-sale securities, at fair value	18,289	19,094
Investments, at fair value	62,655	57,827
Held-to-maturity securities	5,756	5,825
Equity method investments	283	285
Total investments	$68,694	$63,937

Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity-related investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	March 2020	December 2019
Equity securities, at fair value	$21,221	$22,163
Equity Type
Public equity	10%	11%
Private equity	90%	89%
Total	100%	100%
Asset Class
Corporate	77%	79%
Real estate	23%	21%
Total	100%	100%
Region
Americas	46%	50%
EMEA	19%	17%
Asia	35%	33%
Total	100%	100%

29	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:

•	Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $8.04 billion as of March 2020 and $8.23 billion as of December 2019. Gains recognized by the firm as a result of changes in the fair value of equity securities for which the fair value option was elected was $77 million for the three months ended March 2020 and $165 million for the three months ended March 2019. These gains are included in other principal transactions in the consolidated statements of earnings.

•	Equity securities, at fair value included $2.71 billion as of March 2020 and $3.22 billion as of December 2019 of investments in funds that are measured at NAV.

•	EMEA represents Europe, Middle East and Africa.

Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine
,
senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	March 2020	December 2019
Corporate debt securities	$ 9,923	$10,838
Securities backed by real estate	2,560	2,619
Money market instruments	9,332	1,681
Other	1,330	1,432
Total	$23,145	$16,570

In the table above:

•	Money market instruments primarily includes commercial paper, certificates of deposit and time deposits. The increase in money market instruments from December 2019 to March 2020 was primarily related to the firm’s purchase of commercial paper and certificates of deposit from affiliated and non-affiliated money market funds. See Note 22 for further information about purchases by Goldman Sachs Bank USA (GS Bank USA) from two affiliated money market funds.

•	Other included $840 million as of March 2020 and $983 million as of December 2019 of investments in credit funds that are measured at NAV.

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

Goldman Sachs March 2020 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2020
Private equity funds	$2,285	$ 753
Credit funds	840	730
Hedge funds	106	–
Real estate funds	314	194
Total	$3,545	$1,677
As of December 2019
Private equity funds	$2,767	$ 765
Credit funds	983	820
Hedge funds	125	–
Real estate funds	331	196
Total	$4,206	$1,781
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss).
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2020
Less than 5 years	$14,038	$14,472	1.53%
Greater than 5 years	3,505	3,817	1.85%
Total	$17,543	$18,289	1.59%
As of December 2019
Less than 5 years	$14,063	$14,041	1.53%
Greater than 5 years	4,974	5,053	2.10%
Total	$19,037	$19,094	1.68%
In the table above:

•	Available-for-sale securities consists of U.S. government obligations that were classified in level 1 of the fair value hierarchy as of both March 2020 and December 2019.

•	The firm sold
available-for-sale
securities of $1.45 billion during the three months ended March 2020 and $4.96 billion during the three months ended March 2019. The realized gains on sales of such securities were $265 million for the three months ended March 2020 and $36 million for the three months ended March 2019, and were included in the consolidated statements of earnings.

•	The gross unrealized gains included in accumulated other comprehensive income/(loss) were $746 million as of March 2020 and $137 million as of December 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of December 2019.
•	Beginning in January 2020,
available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. See Note 3 for further information about
the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. The firm did not record any provision for credit losses on such securities during the three months ended March 2020 and there was no other-than-temporary impairment during the year ended December 2019.
Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2020
Government and agency obligations:
U.S.	$18,289	$ –	$ –	$18,289
Non-U.S.	–	23	–	23
Corporate debt securities	54	2,720	7,149	9,923
Securities backed by real estate	–	1,785	775	2,560
Money market instruments	29	9,303	–	9,332
Other debt obligations	–	39	428	467
Equity securities	236	7,224	11,056	18,516
Subtotal	$18,608	$21,094	$19,408	$59,110
Investments in funds at NAV				3,545
Total investments				$62,655
As of December 2019
Government and agency obligations:
U.S.	$19,094	$ –	$ –	$19,094
Non-U.S.	–	36	–	36
Corporate debt securities	48	7,325	3,465	10,838
Securities backed by real estate	–	2,024	595	2,619
Money market instruments	732	949	–	1,681
Other debt obligations	–	94	319	413
Equity securities	251	7,786	10,903	18,940
Subtotal	$20,125	$18,214	$15,282	$53,621
Investments in funds at NAV				4,206
Total investments				$57,827
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.

31	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	March 2020		December 2019
Corporate debt securities
Level 3 assets	$7,149		$3,465
Yield	4.6% to 25.2% (11.8%	)	5.5% to 29.8% (12.0%	)
Recovery rate	40.0% to 100.0% (65.8%	)	25.0% to 100.0% (68.5%	)
Duration (years)	1.5 to 8.0 (4.0)		2.9 to 5.9 (5.0)
Multiples	0.6x to 39.7x (7.4x	)	0.6x to 24.4x (7.0x	)
Securities backed by real estate
Level 3 assets	$775		$595
Yield	10.0% to 20.3% (15.8%	)	9.4% to 20.3% (16.0%	)
Recovery rate	25.0% to 35.0% (33.5%	)	33.1% to 34.4% (33.5%	)
Duration (years)	0.4 to 3.7 (2.3)		0.4 to 3.0 (0.9)
Other debt obligations
Level 3 assets	$428		$319
Yield	3.2% to 6.0% (4.2%	)	3.4% to 5.2% (4.5%	)
Duration (years)	3.7 to 9.8 (6.8)		4.0 to 8.0 (6.7)
Equity securities
Level 3 assets	$11,056		$10,903
Multiples	0.5x to 23.8x (8.0x	)	0.8x to 36.0x (8.0x	)
Discount rate/yield	4.9% to 20.3% (14.0%	)	2.1% to 20.3% (13.4%	)
Capitalization rate	3.7% to 16.0% (5.9%	)	3.6% to 15.1% (6.1%	)
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

•	The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one investment. For example, the highest multiple for private equity securities is appropriate for valuing a specific private equity security but may not be appropriate for valuing any other private equity security. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 investments.

•	Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2020 and December 2019. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

•	Corporate debt securities, securities backed by real estate and other debt obligations are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.
•	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March

$ in millions	2020	2019
Beginning balance	$15,282	$13,548
Net realized gains/(losses)	75	35
Net unrealized gains/(losses)	(1,284)	239
Purchases	348	217
Sales	(197)	(37)
Settlements	(325)	(232)
Transfers into level 3	6,480	967
Transfers out of level 3	(971)	(461)
Ending balance	$19,408	$14,276
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

Goldman Sachs March 2020 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March

$ in millions	2020	2019
Corporate debt securities
Beginning balance	$ 3,465	$ 2,540
Net realized gains/(losses)	50	11
Net unrealized gains/(losses)	(465)	50
Purchases	69	86
Sales	(174)	–
Settlements	(166)	(42)
Transfers into level 3	4,394	260
Transfers out of level 3	(24)	(214)
Ending balance	$ 7,149	$ 2,691
Securities backed by real estate
Beginning balance	$ 595	$ 457
Net realized gains/(losses)	6	2
Net unrealized gains/(losses)	(72)	7
Purchases	52	–
Settlements	(12)	(33)
Transfers into level 3	206	–
Transfers out of level 3	–	(22)
Ending balance	$ 775	$ 411
Equity securities
Beginning balance	$10,903	$10,335
Net realized gains/(losses)	17	22
Net unrealized gains/(losses)	(766)	182
Purchases	227	112
Sales	(23)	(36)
Settlements	(145)	(157)
Transfers into level 3	1,790	707
Transfers out of level 3	(947)	(225)
Ending balance	$11,056	$10,940
Other debt obligations
Beginning balance	$ 319	$ 216
Net realized gains/(losses)	2	–
Net unrealized gains/(losses)	19	–
Purchases	–	19
Sales	–	(1)
Settlements	(2)	–
Transfers into level 3	90	–
Ending balance	$ 428	$ 234
Level 3 Rollforward Commentary
Three Months Ended March 2020.
The net realized and unrealized losses on level 3 investments of $1.21 billion (reflecting $75 million of net realized gains and $1.28 billion of net unrealized losses) for the three months ended March 2020 included gains/(losses) of $(1.29) billion reported in other principal transactions and $77 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended March 2020 primarily reflected losses on certain private equity securities and corporate debt securities, principally driven by weak corporate performance.
Transfers into level 3 investments during the three months ended March 2020 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2, principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments and as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the three months ended March 2020 primarily reflected transfers of certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Three Months Ended March 2019.
The net realized and unrealized gains on level 3 investments of $274 million (reflecting $35 million of net realized gains and $239 million of net unrealized gains) for the three months ended March 2019 included gains of $227 million reported in other principal transactions and $47 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended March 2019 primarily reflected gains on certain private equity securities, principally driven by company-specific events and corporate performance.
Transfers into level 3 investments during the three months ended March 2019 primarily reflected transfers of certain private equity securities and corporate debt from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the three months ended March 2019 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

33	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2020
Less than 5 years	$3,531	$3,751	2.40%
Greater than 5 years	1,524	1,680	2.25%
Total U.S. government obligations	5,055	5,431	2.35%
Less than 5 years	5	5	3.91%
Greater than 5 years	696	688	1.62%
Total securities backed by real estate	701	693	1.64%
Total held-to-maturity securities	$5,756	$6,124	2.27%
As of December 2019
Less than 5 years	$3,534	$3,613	2.40%
Greater than 5 years	1,534	1,576	2.25%
Total U.S. government obligations	5,068	5,189	2.35%
Less than 5 years	6	6	4.16%
Greater than 5 years	751	769	1.67%
Total securities backed by real estate	757	775	1.69%
Total held-to-maturity securities	$5,825	$5,964	2.27%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•	As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and substantially all securities backed by real estate would have been classified in level 2 of the fair value hierarchy as of both March 2020 and December 2019.

•	The gross unrealized gains were $395 million as of March 2020 and $141 million as of December 2019. The gross unrealized losses were not material as of both March 2020 and December 2019.

•	Beginning in January 2020,

held-to-maturity
securities are reviewed to determine if an allowance for credit loss should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. The firm did not record any provision for credit losses on such securities during the three months ended March 2020 and there was no other-than-temporary impairment during the year ended December 2019.
Note 9.
Loans
Loans include (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2020
Loan Type
Corporate	$ 63,697	$ 2,915	$1,918	$ 68,530
Wealth management	21,183	7,834	–	29,017
Commercial real estate	14,165	2,005	660	16,830
Residential real estate	3,911	474	28	4,413
Consumer:
Installment	4,826	–	–	4,826
Credit cards	2,081	–	–	2,081
Other	4,472	601	551	5,624
Total loans, gross	114,335	13,829	3,157	131,321
Allowance for loan losses	(2,868)	–	–	(2,868)
Total loans	$111,467	$13,829	$3,157	$128,453
As of December 2019
Loan Type
Corporate	$ 41,129	$ 3,224	$1,954	$ 46,307
Wealth management	20,116	7,824	–	27,940
Commercial real estate	13,258	1,876	2,609	17,743
Residential real estate	6,132	792	34	6,958
Consumer:
Installment	4,747	–	–	4,747
Credit cards	1,858	–	–	1,858
Other	3,396	670	726	4,792
Total loans, gross	90,636	14,386	5,323	110,345
Allowance for loan losses	(1,441)	–	–	(1,441)
Total loans	$ 89,195	$14,386	$5,323	$108,904
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

•
Wealth Management.
Wealth management loans includes loans extended to private bank clients, including wealth management and other clients. These loans are used to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity for other needs. Substantially all of such loans are secured by securities, residential real estate, commercial real estate or other assets.

Goldman Sachs March 2020 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•
Commercial Real Estate.
Commercial real estate loans includes loans extended by the firm (other than to private bank clients) that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans also includes loans extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate. In addition, commercial real estate includes loans purchased by the firm.

•
Residential Real Estate.
Residential real estate loans primarily includes loans extended by the firm to clients (other than private bank clients) who warehouse assets that are directly or indirectly secured by residential real estate and loans purchased by the firm.

•	Installment. Installment loans are unsecured and are originated by the firm.

•	Credit Cards. Credit card loans are loans made pursuant to revolving lines of credit issued to consumers by the firm.

•
Other.
Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans. Other loans also includes unsecured consumer and credit card loans purchased by the firm.
Loans accounted for at amortized cost included PCI loans with a carrying value of $1.62 billion (outstanding principal balance of $3.23 billion and accretable yield of $220 million) as of December 2019, which were secured by commercial and residential real estate. In January 2020, the firm elected the fair value option for these PCI loans in accordance with ASU No.
 2016-13.
These loans were primarily transferred to trading assets. See Note 3 for further information about adoption of this ASU.
Credit Quality
Risk Assessment.
The firm’s risk assessment process includes evaluating the credit quality of its loans. For corporate loans and a majority of wealth management, real estate and other loans, the firm performs credit reviews which include initial and ongoing analyses of its borrowers, resulting in an internal credit rating. A credit review is an independent analysis of the capacity and willingness of a borrower to meet its financial obligations and is performed on an annual basis or more frequently if circumstances change that indicate that a review may be necessary. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment.
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
As of March 2020
Accounting Method
Amortized cost	$40,637	$64,397	$ 9,301	$114,335
Fair value	2,386	4,640	6,803	13,829
Held for sale	257	2,044	856	3,157
Total	$43,280	$71,081	$16,960	$131,321
Loan Type
Corporate	$18,972	$49,050	$ 508	$ 68,530
Wealth management	20,393	4,275	4,349	29,017
Real estate:
Commercial	478	14,179	2,173	16,830
Residential	259	2,875	1,279	4,413
Consumer:
Installment	–	–	4,826	4,826
Credit cards	–	–	2,081	2,081
Other	3,178	702	1,744	5,624
Total	$43,280	$71,081	$16,960	$131,321
Secured	67%	90%	54%	78%
Unsecured	33%	10%	46%	22%
Total	100%	100%	100%	100%
As of December 2019
Accounting Method
Amortized cost	$30,266	$51,222	$ 9,148	$ 90,636
Fair value	2,844	5,174	6,368	14,386
Held for sale	323	4,368	632	5,323
Total	$33,433	$60,764	$16,148	$110,345
Loan Type
Corporate	$10,507	$35,509	$ 291	$ 46,307
Wealth management	20,001	3,576	4,363	27,940
Real estate:
Commercial	306	15,997	1,440	17,743
Residential	244	4,600	2,114	6,958
Consumer:
Installment	–	–	4,747	4,747
Credit cards	–	–	1,858	1,858
Other	2,375	1,082	1,335	4,792
Total	$33,433	$60,764	$16,148	$110,345
Secured	83%	91%	54%	83%
Unsecured	17%	9%	46%	17%
Total	100%	100%	100%	100%

35	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:

•	Substantially all of the other/unrated wealth management loans consists of loans backed by residential real estate, and real estate and other loans primarily consists of purchased real estate
-
backed, consumer and credit card loans. The firm’s risk assessment process for these loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows, the Fair Isaac Corporation (FICO) credit score and other risk factors.

•	Installment and credit card loans represent loans originated by the firm. An important credit-quality indicator for such loans is the FICO credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are refreshed by the firm to assess the updated creditworthiness of the borrower.
The table below presents gross installment and credit card loans and the concentration by refreshed FICO credit score.

	As of

$ in millions	March 2020	December 2019
Installment, gross	$4,826	$4,747
Credit cards, gross	2,081	1,858
Total	$6,907	$6,605
Refreshed FICO credit score
Greater than or equal to 660	82%	85%
Less than 660	18%	15%
Total	100%	100%
In March 2020, in response to the global outbreak of the coronavirus (COVID-19) pandemic, the firm announced a customer assistance program providing borrowers of installment and credit card loans the flexibility to defer a payment for up to two months at no cost. The impact of this program was not material to the firm’s results for the three months ended March 2020.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 91% of loans as of both March 2020 and December 2019 that were rated pass/non-criticized.
Vintage.
The table below presents gross loans accounted for at amortized cost (excluding originated installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and by origination year for term loans.

	As of March 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total

2020	$ 1,151	$ 2,522	$ –	$ 3,673
2019	1,648	8,081	18	9,747
2018	2,383	4,277	–	6,660
2017	883	3,977	–	4,860
2016	165	1,626	–	1,791
2015 or earlier	435	2,648	–	3,083
Revolving	11,617	22,240	26	33,883
Corporate	$18,282	$45,371	$ 44	$ 63,697
2020	$ 172	$ 45	$ –	$ 217
2019	532	398	–	930
2018	393	90	–	483
2017	400	75	–	475
2016	30	65	–	95
2015 or earlier	540	208	–	748
Revolving	16,663	1,557	15	18,235
Wealth management	$18,730	$ 2,438	$ 15	$ 21,183
2020	$ –	$ 632	$ 64	$ 696
2019	57	1,870	27	1,954
2018	195	2,484	19	2,698
2017	18	1,718	25	1,761
2016	–	180	12	192
2015 or earlier	–	589	691	1,280
Revolving	–	5,584	–	5,584
Commercial real estate	$ 270	$13,057	$ 838	$ 14,165
2020	$ –	$ 92	$ 18	$ 110
2019	–	707	251	958
2018	–	169	316	485
2017	179	95	169	443
2016	–	524	–	524
2015 or earlier	–	–	70	70
Revolving	79	1,242	–	1,321
Residential real estate	$ 258	$ 2,829	$ 824	$ 3,911
2020	$ –	$ 22	$ 480	$ 502
2019	–	45	57	102
2018	–	53	13	66
2017	–	19	5	24
2016	–	1	–	1
Revolving	3,097	562	118	3,777
Other	$ 3,097	$ 702	$ 673	$ 4,472
Total	$40,637	$64,397	$2,394	$107,428
In the table above, revolving loans which converted to term loans were not material as of March 2020.

Goldman Sachs March 2020 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross originated installment loans by origination year and credit card revolving loans.

$ in millions	As of March 2020
2020	$ 723
2019	2,043
2018	1,686
2017	355
2016	19
Revolving	2,081
Total	$6,907

Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2020
Corporate	$ 68,530	67%	26%	7%	100%
Wealth management	29,017	88%	9%	3%	100%
Commercial real estate	16,830	69%	21%	10%	100%
Residential real estate	4,413	87%	11%	2%	100%
Consumer:
Installment	4,826	100%	–	–	100%
Credit cards	2,081	100%	–	–	100%
Other	5,624	87%	12%	1%	100%
Total	$131,321	75%	19%	6%	100%
As of December 2019
Corporate	$ 46,307	60%	31%	9%	100%
Wealth management	27,940	88%	9%	3%	100%
Commercial real estate	17,743	69%	21%	10%	100%
Residential real estate	6,958	90%	9%	1%	100%
Consumer:
Installment	4,747	100%	–	–	100%
Credit cards	1,858	100%	–	–	100%
Other	4,792	87%	12%	1%	100%
Total	$110,345	73%	21%	6%	100%

The table below presents the concentration of gross corporate loans by industry.

	As of

$ in millions	March 2020	December 2019
Corporate, gross	$68,530	$46,307
Industry
Consumer, Retail & Healthcare	17%	15%
Diversified Industrials	22%	17%
Financial Institutions	9%	10%
Funds	6%	9%
Natural Resources & Utilities	11%	12%
Real Estate	8%	7%
Technology, Media & Telecommunications	18%	17%
Other (including Special Purpose Vehicles)	9%	13%
Total	100%	100%

The table below presents the firm’s credit exposure from originated installment and credit card loans and the concentration by the five most concentrated U.S. states.

	As of

$ in millions	March 2020	December 2019
Installment	$4,826	$4,747
California	12%	12%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	61%	61%
Total	100%	100%
Credit Cards	$2,081	$1,858
California	20%	21%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	51%	50%
Total	100%	100%

Nonaccrual and Past Due Loans.
Loans accounted for at amortized cost (other than credit card loans) are placed on nonaccrual status when it is probable that the firm will not collect all principal and interest due under the contractual terms, regardless of the delinquency status or if a loan is past due for 90 days or more, unless the loan is both well collateralized and in the process of collection. At that time, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms. Credit card loans are not placed on nonaccrual status and accrue interest until the loan is paid in full or is charged-off.
In certain circumstances, the firm may also modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty. Such modifications are considered troubled debt restructurings and typically include interest rate reductions, payment extensions and modification of loan covenants.

37	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of March 2020
Corporate	$ 66	$172	$ 238
Wealth management	20	16	36
Commercial real estate	127	91	218
Residential real estate	11	23	34
Consumer:
Installment	65	23	88
Credit cards	35	39	74
Other	11	1	12
Total	$ 335	$ 365	$ 700
Past due loans divided by gross loans at amortized cost			0.6%
As of December 2019
Corporate	$197	$ 42	$239
Wealth management	13	15	28
Commercial real estate	54	123	177
Residential real estate	19	18	37
Consumer:
Installment	71	29	100
Credit cards	35	4	39
Other	6	1	7
Total	$395	$232	$627
Past due loans divided by gross loans at amortized cost			0.7%

The table below presents information about nonaccrual loans.

	As of

$ in millions	March 2020	December 2019
Corporate	$1,622	$1,122
Wealth management	53	52
Commercial real estate	155	175
Residential real estate	156	143
Installment	35	38
Total	$2,021	$1,530
Nonaccrual loans divided by gross loans at amortized cost	1.8%	1.7%

In the table above:

•	Nonaccrual loans included $502 million as of March 2020 and $429 million as of December 2019 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both March 2020 and December 2019.

•	Nonaccrual loans included $302 million as of March 2020 and $251 million as of December 2019 of corporate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were not material as of both March 2020 and December 2019. Installment loans that were modified in a troubled debt restructuring were not material as of both March 2020 and December 2019.

Allowance for Credit Losses
The firm’s allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Loans and lending commitments accounted for at fair value or accounted for at the lower of cost or fair value are not subject to an allowance for credit losses.
The firm adopted ASU No. 2016-13 in January 2020, which replaced the incurred credit loss model for recognizing credit losses with the CECL model. As a result, the firm’s allowance for credit losses effective January 2020 reflects management’s estimate of credit losses over the remaining expected life of such loans and also considers forecasts of future economic conditions. Prior to January 2020, the allowance for credit losses reflected probable incurred credit losses. See Note 3 for further information about the adoption of CECL.
To determine the allowance for credit losses, the firm classifies its loans and lending commitments accounted for at amortized cost into wholesale and consumer portfolios. Prior to January 2020, the firm also had PCI loans which were classified as a separate portfolio. These portfolios represent the level at which the firm has developed and documented its methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and asset-specific basis for loans that do not share similar risk characteristics.
Under CECL, the allowance for loan losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loan. These forecasts include baseline, favorable and adverse economic scenarios. The allowance for loan losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting and account for model imprecision.
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

Goldman Sachs March 2020 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	March 2020		December 2019

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 63,697	$107,403	$41,129	$127,226
Wealth management	21,183	2,441	20,116	2,198
Commercial real estate	14,165	2,886	12,803	3,207
Residential real estate	3,911	1,293	4,965	759
Other	4,472	3,021	3,396	3,029
Consumer
Installment	4,826	10	4,747	12
Credit cards	2,081	16,447	1,858	13,669
PCI	–	–	1,622	–
Total	$114,335	$133,501	$90,636	$150,100
In the table above, wholesale loans included $1.99 billion as of March 2020 and $1.49 billion as of December 2019 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $327 million as of March 2020 and $207 million as of December 2019. These loans included $543 million as of March 2020 and $754 million as of December 2019 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.
The following is a description of the methodology used to calculate the allowance for credit losses:
Wholesale.
The allowance for credit losses for wholesale loans and lending commitments that exhibit similar risk characteristics is measured on a collective basis and is calculated using a modeled approach. These models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, contractual maturity, current macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. For lending commitments, the methodology also considers probability of drawdowns or funding. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. Under CECL, the allowance for loan losses for wholesale loans also takes into account the weighted average of a range of forecasts of future macroeconomic indicators over the expected life of the loan for a period of three years before reverting to historical average probability of default using a non-linear modeled approach. Key macroeconomic inputs to the forecast model include regional GDP, unemployment rates, credit spreads, commercial and industrial delinquency rates and commodities prices. In addition, the allowance for loan losses includes a qualitative component.
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans or loans in a troubled debt restructuring, is measured on an asset-specific basis and is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate, the observable market price of the loan or the fair value of the collateral.
Wholesale loans are charged-off against the allowance for loan losses when deemed to be uncollectible.
Consumer.
The allowance for credit losses for consumer loans that exhibit similar risk characteristics is measured on a collective basis and is calculated using a modeled approach. These models classify consumer loans into pools based on borrower-related and exposure-related characteristics that differentiate a pool’s risk characteristics from other pools. The factors considered in determining a pool are generally consistent with the risk characteristics used for internal credit risk measurement and management and include key metrics, such as FICO credit scores, delinquency status, loan vintage and macroeconomic indicators. Under CECL, the allowance for loan losses for consumer loans also takes into account the weighted average of a range of forecasts of future macroeconomic conditions, such as GDP and unemployment rates, to predict FICO scores and delinquency status migration over the expected life of a loan for a period of three years. For loans with maturities extending beyond three years, the model reverts to historical average loss rates using a non-linear modeled approach. In addition, the allowance for loan losses includes a qualitative component.
The allowance for credit losses for consumer loans in a troubled debt restructuring is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate, the observable market price of the loan or the fair value of the collateral.
Installment loans are charged-off when they are 120 days past due. Credit card loans are charged-off when they are 180 days past due.

39	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	PCI	Total
Three Months Ended March 2020
Allowance for loan losses
Beginning balance, reported	$ 879	$ 393	$ 169	$1,441
Impact of CECL adoption	452	444	(169)	727
Beginning balance, adjusted	1,331	837	–	2,168
Net charge-offs	(50)	(81)	–	(131)
Provision	746	169	–	915
Other	(84)	–	–	(84)
Ending balance	$1,943	$ 925	$ –	$2,868
Allowance for losses on lending commitments
Beginning balance, reported	$ 361	$ –	$ –	$ 361
Impact of CECL adoption	(48)	–	–	(48)
Beginning balance, adjusted	313	–	–	313
Provision	22	–	–	22
Ending balance	$ 335	$ –	$ –	$ 335
Year Ended December 2019
Allowance for loan losses
Beginning balance	$ 658	$ 292	$ 116	$1,066
Net charge-offs	(121)	(317)	(52)	(490)
Provision	469	418	103	990
Other	(127)	–	2	(125)
Ending balance	$ 879	$ 393	$ 169	$1,441
Allowance for losses on lending commitments
Beginning balance	$ 286	$ –	$ –	$ 286
Provision	75	–	–	75
Ending balance	$ 361	$ –	$ –	$ 361
In the table above:

•	The impact of CECL adoption for wholesale and consumer loans is driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and also considers forecasts of expected future economic conditions. The impact of CECL adoption for PCI loans was as a result of the firm electing to apply the fair value option for such loans.

•	Net charge-offs for wholesale loans were primarily related to corporate loans for both the three months ended March 2020 and the year ended December 2019. Net charge-offs for consumer loans were substantially all related to installment loans for both the three months ended March 2020 and the year ended December 2019.

•	The provision for credit losses for the three months ended March 2020 on wholesale loans was primarily related to corporate loans and was driven by growth in the firm’s wholesale loan portfolio, asset-specific provisions relating to borrowers in the oil and gas sector and the impact of the COVID-19 pandemic on the broader economic outlook. The provision for credit losses for wholesale loans was substantially all related to corporate loans for the year ended December 2019.
•	The provision for credit losses for the three months ended March 2020 on consumer loans was primarily related to seasoning of credit card loans. The provision for credit losses related to consumer loans was primarily related to installment loans for the year ended December 2019.

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•
The allowance
for loan losses for wholesale loans was 1.8% as of March 2020 and 1.1% as of December 2019 of total gross wholesale loans accounted for at amortized cost.
The allowance
for loan losses for consumer loans was 13.4% as of March 2020 and 6.0% as of December 2019 of total gross consumer loans accounted for at amortized cost.

•
The net charge-off
ratio for wholesale loans accounted for at amortized cost was 0.2% on an annualized basis for the three months ended March 2020 and 0.2% for the year ended December 2019.
The net charge-off ratio for consumer loans accounted for at amortized cost was
4.8% on an annualized basis for the three months ended March 2020 and 6.2% for the year ended December 2019.

Goldman Sachs March 2020 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2020
Loan Type
Corporate	$ –	$ 1,871	$1,044	$ 2,915
Wealth management	–	7,773	61	7,834
Commercial real estate	–	942	1,063	2,005
Residential real estate	–	214	260	474
Other	–	276	325	601
Total	$ –	$11,076	$2,753	$13,829
As of December 2019
Loan Type
Corporate	$ –	$ 2,472	$ 752	$ 3,224
Wealth management	–	7,764	60	7,824
Commercial real estate	–	1,285	591	1,876
Residential real estate	–	571	221	792
Other	–	404	266	670
Total	$ –	$12,496	$1,890	$14,386

The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(27) million for the three months ended March 2020 and $102 million for the three months ended March 2019. These gains/(losses) were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.
Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	March 2020	December 2019
Corporate
Level 3 assets	$1,044	$752
Yield	3.1% to 26.3% (12.5%)	1.9% to 26.3% (9.5%)
Recovery rate	15.1% to 85.4% (40.6%)	13.5% to 78.0% (44.4%)
Duration (years)	1.7 to 4.3 (3.2)	3.7 to 5.8 (3.9)
Commercial real estate
Level 3 assets	$1,063	$591
Yield	7.0% to 26.3% (11.2%)	7.0% to 16.0% (9.3%)
Recovery rate	6.7% to 65.0% (29.5%)	5.9% to 85.2% (48.6%)
Duration (years)	0.3 to 5.9 (3.3)	0.2 to 5.3 (3.5)
Residential real estate
Level 3 assets	$260	$221
Yield	1.6% to 14.0% (11.9%)	1.1% to 14.0% (11.5%)
Duration (years)	1.0 to 5.2 (3.8)	1.1 to 4.8 (4.0)
Wealth management and other
Level 3 assets	$386	$326
Yield	2.7% to 11.5% (9.6%)	3.9% to 16.0% (9.9%)
Duration (years)	1.5 to 5.1 (3.2)	1.6 to 6.7 (3.7)

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

•	The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one loan. For example, the highest yield for residential real estate loans is appropriate for valuing a specific residential real estate loan but may not be appropriate for valuing any other residential real estate loan. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 loans.

•	Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2020 and December 2019. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March

$ in millions	2020	2019
Beginning balance	$1,890	$1,990
Net realized gains/(losses)	27	26
Net unrealized gains/(losses)	(54)	1
Purchases	473	44
Sales	(12)	(3)
Settlements	(221)	(124)
Transfers into level 3	653	170
Transfers out of level 3	(3)	(35)
Ending balance	$2,753	$2,069

In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

41	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March

$ in millions	2020	2019
Corporate
Beginning balance	$ 752	$659
Net realized gains/(losses)	10	2
Net unrealized gains/(losses)	(11)	(14)
Purchases	156	34
Sales	(7)	–
Settlements	(40)	(4)
Transfers into level 3	187	81
Transfers out of level 3	(3)	(32)
Ending balance	$1,044	$726
Commercial real estate
Beginning balance	$ 591	$677
Net realized gains/(losses)	17	7
Net unrealized gains/(losses)	7	7
Purchases	236	1
Sales	(5)	(2)
Settlements	(115)	(47)
Transfers into level 3	332	–
Transfers out of level 3	–	(3)
Ending balance	$1,063	$640
Residential real estate
Beginning balance	$ 221	$290
Net realized gains/(losses)	–	8
Net unrealized gains/(losses)	(17)	(2)
Purchases	42	9
Sales	–	(1)
Settlements	(27)	(30)
Transfers into level 3	41	–
Ending balance	$ 260	$274
Wealth management and other
Beginning balance	$ 326	$364
Net realized gains/(losses)	–	9
Net unrealized gains/(losses)	(33)	10
Purchases	39	–
Settlements	(39)	(43)
Transfers into level 3	93	89
Ending balance	$ 386	$429

Level 3 Rollforward Commentary
Three Months Ended March 2020.
The net realized and unrealized losses on level 3 loans of $27 million (reflecting $27 million of net realized gains and $54 million of net unrealized losses) for the three months ended March 2020 included gains/(losses) of $(44) million reported in other principal transactions and $17 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended March 2020 were not material.
Transfers into level 3 loans during the three months ended March 2020 primarily reflected transfer of certain commercial real estate loans and corporate loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 loans during the three months ended March 2020 were not material.
Three Months Ended March 2019.
The net realized and unrealized gains on level 3 loans of $27 million (reflecting $26 million of net realized gains and $1 million of net unrealized gains) for the three months ended March 2019 included gains of $13 million reported in other principal transactions and $14 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended March 2019 were not material.
The drivers of transfers into and out of
level 3 loans during the three months ended March 2019 were not material.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

$ in millions	Carrying Value	Estimated Fair Value
		Level 2	Level 3	Total
As of March 2020
Amortized cost	$111,467	$54,658	$53,979	$108,637
Held for sale	$ 3,157	$ 1,646	$ 1,564	$ 3,210
As of December 2019
Amortized cost	$ 89,195	$52,091	$37,095	$ 89,186
Held for sale	$ 5,323	$ 4,157	$ 1,252	$ 5,409

Goldman Sachs March 2020 Form 10-Q	42

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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and substantially all resale agreements;

•	Securities borrowed and loaned in FICC financing;

•	Most other secured financings, including transfers of assets accounted for as financings and collateralized central bank financings ;

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.

Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2020
Assets
Resale agreements	$ –	$ 132,333	$ –	$ 132,333
Securities borrowed	–	29,771	–	29,771
Customer and other receivables	–	53	–	53
Total	$ –	$ 162,157	$ –	$ 162,157
Liabilities
Deposits	$ –	$ (20,726)	$ (3,996)	$ (24,722)
Repurchase agreements	–	(95,852)	(12)	(95,864)
Securities loaned	–	(1,148)	–	(1,148)
Other secured financings	–	(28,761)	(1,230)	(29,991)
Unsecured borrowings:
Short-term	–	(13,572)	(5,411)	(18,983)
Long-term	–	(32,637)	(10,676)	(43,313)
Other liabilities	–	(2)	(325)	(327)
Total	$ –	$(192,698)	$(21,650)	$(214,348)
As of December 2019
Assets
Resale agreements	$ –	$ 85,691	$ –	$ 85,691
Securities borrowed	–	26,279	–	26,279
Customer and other receivables	–	53	–	53
Total	$ –	$ 112,023	$ –	$ 112,023
Liabilities
Deposits	$ –	$ (13,742)	$ (4,023)	$ (17,765)
Repurchase agreements	–	(117,726)	(30)	(117,756)
Securities loaned	–	(714)	–	(714)
Other secured financings	–	(17,685)	(386)	(18,071)
Unsecured borrowings:
Short-term	–	(20,300)	(5,707)	(26,007)
Long-term	–	(32,920)	(10,741)	(43,661)
Other liabilities	–	(1)	(149)	(150)
Total	$ –	$ (203,088)	$ (21,036)	$ (224,124)

In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both March 2020 and December 2019.

43	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of March 2020:

•	Yield: 2.2% to 4.2% (weighted average: 2.6%)

•	Duration: 0.4 to 3.8 years (weighted average: 3.3 years)

As of December 2019:

•	Yield: 3.3% to 4.2% (weighted average: 3.5%)

•	Duration: 0.6 to 2.1 years (weighted average: 1.0 year)

Generally, increases in yield or duration, in isolation, would have resulted in a lower fair value measurement as of period-end. Due to the distinctive nature of each of level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 11 for further information about other secured financings.
Deposits, Unsecured Borrowings and Other Liabilities.
Substantially all of the firm’s deposits, unsecured short- and long-term borrowings, and other liabilities that are classified in level 3 are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these deposits, unsecured borrowings and other liabilities, these unobservable inputs are incorporated in the firm’s derivative disclosures in Note 7. See Note 13 for further information about deposits, Note 14 for further information about unsecured borrowings and Note 15 for further information about other liabilities.
Repurchase Agreements.
As of both March 2020 and December 2019, the firm’s level 3 repurchase agreements were not material.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended March

$ in millions	2020	2019
Beginning balance	$(21,036)	$(19,397)
Net realized gains/(losses)	(130)	(79)
Net unrealized gains/(losses)	3,160	(1,494)
Issuances	(7,643)	(3,036)
Settlements	5,157	3,307
Transfers into level 3	(1,596)	(571)
Transfers out of level 3	438	351
Ending balance	$(21,650)	$(20,919)

In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

•	Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a financial liability was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 other financial liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.

•	Level 3 other financial liabilities are frequently economically hedged with trading assets and liabilities. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 trading assets and liabilities. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.

Goldman Sachs March 2020 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended March

$ in millions	2020	2019
Deposits
Beginning balance	$ (4,023)	$ (3,168)
Net realized gains/(losses)	(11)	(1)
Net unrealized gains/(losses)	117	(142)
Issuances	(335)	(197)
Settlements	309	111
Transfers into level 3	(121)	(16)
Transfers out of level 3	68	62
Ending balance	$ (3,996)	$ (3,351)
Repurchase agreements
Beginning balance	$ (30)	$ (29)
Net unrealized gains/(losses)	3	(4)
Settlements	15	4
Ending balance	$ (12)	$ (29)
Other secured financings
Beginning balance	$ (386)	$ (170)
Net realized gains/(losses)	(44)	11
Net unrealized gains/(losses)	107	(10)
Issuances	(14)	(11)
Settlements	92	8
Transfers into level 3	(985)	(20)
Ending balance	$ (1,230)	$ (192)
Unsecured short-term borrowings
Beginning balance	$ (5,707)	$ (4,076)
Net realized gains/(losses)	(11)	7
Net unrealized gains/(losses)	1,538	(425)
Issuances	(3,954)	(2,155)
Settlements	2,718	1,344
Transfers into level 3	(270)	(338)
Transfers out of level 3	275	130
Ending balance	$ (5,411)	$ (5,513)
Unsecured long-term borrowings
Beginning balance	$(10,741)	$(11,823)
Net realized gains/(losses)	(72)	(103)
Net unrealized gains/(losses)	1,571	(912)
Issuances	(3,332)	(666)
Settlements	2,023	1,840
Transfers into level 3	(220)	(197)
Transfers out of level 3	95	159
Ending balance	$(10,676)	$(11,702)
Other liabilities
Beginning balance	$ (149)	$ (131)
Net realized gains/(losses)	8	7
Net unrealized gains/(losses)	(176)	(1)
Issuances	(8)	(7)
Ending balance	$ (325)	$ (132)
Level 3 Rollforward Commentary
Three Months Ended March 2020.
The net realized and unrealized gains on level 3 other financial liabilities of $3.03 billion (reflecting $130 million of net realized losses and $3.16 billion of net unrealized gains) for the three months ended March 2020 included gains of $1.99 billion reported in market making
 and
 $64
 million reported in other principal transactions in the consolidated statements of earnings, and
$974 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The unrealized gains on level 3 other financial liabilities for the three months ended March 2020 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings, principally due to a decrease in global equity prices.
Transfers into level 3 other financial liabilities during the three months ended March 2020 primarily reflected transfers of certain other secured financings and hybrid financial instruments included in unsecured short- and long-term borrowings from level 2, principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended March 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2, principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments.
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

45	Goldman Sachs March 2020 Form 10-Q

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

	Three Months Ended March

$ in millions	2020	2019
Unsecured short-term borrowings	$4,481	$(1,616)
Unsecured long-term borrowings	992	(2,229)
Other	398	(476)
Total	$5,871	$(4,321)
In the table above:

•	Gains/(losses) were substantially all included in market making.

•	Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•	Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three months ended March 2020 and March 2019. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other primarily consists of gains/(losses) on customer and other receivables, deposits, other secured financings and other liabilities.

•	Other financial assets and liabilities at fair value are frequently economically hedged with trading assets and liabilities. Accordingly, gains or losses on such other financial assets and liabilities can be partially offset by gains or losses on trading assets and liabilities. As a result, gains or losses on other financial assets and liabilities do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.
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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $546 million as of March 2020. The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of December 2019.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $823 million as of March 2020, and the fair value exceeded the aggregate contractual principal amount by $199 million as of December 2019. The amounts above include both principal-protected and non-principal-protected
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

	Three Months Ended March

$ in millions	2020	2019
DVA (pre-tax)	$3,871	$(1,889)
DVA (net of tax)	$2,914	$(1,417)
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•	The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2020 and March 2019.

Goldman Sachs March 2020 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans on the consolidated balance sheets) for which the fair value option was elected.

	As of

$ in millions	March 2020	December 2019
Performing loans
Aggregate contractual principal in excess of fair value	$ 719	$ 809
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$8,591	$6,703
Aggregate fair value	$3,472	$2,776

In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $6 million as of March 2020 and $24 million as of December 2019, and the related total contractual amount of these lending commitments was $2.33 billion as of March 2020 and $1.55 billion as of December 2019. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(194) million for the three months ended March 2020 and $77 million for the three months ended March 2019. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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
The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of

$ in millions	March 2020	December 2019
Resale agreements	$132,333	$ 85,691
Securities borrowed	$121,670	$136,071
Repurchase agreements	$ 95,864	$117,756
Securities loaned	$ 13,869	$ 14,985

In the table above:

•	Substantially all resale agreements and all repurchase agreements are carried at fair value under the fair value option. See Note 4 for further information about the valuation techniques and significant inputs used to determine fair value.

•	Securities borrowed of $29.77 billion as of March 2020 and $26.28 billion as of December 2019, and securities loaned of $1.15 billion as of March 2020 and $714 million as of December 2019 were at fair value.

Resale and Repurchase Agreements
A resale agreement is a transaction in which the firm purchases financial instruments from a seller, typically in exchange for cash, and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller at a stated price plus accrued interest at a future date.

47	Goldman Sachs March 2020 Form 10-Q

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
Securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2020 and December 2019.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2020
Included in the consolidated balance sheets
Gross carrying value	$ 199,157	$ 125,340	$ 162,688	$ 17,539
Counterparty netting	(66,824)	(3,670)	(66,824)	(3,670)
Total	132,333	121,670	95,864	13,869
Amounts not offset
Counterparty netting	(7,393)	(4,043)	(7,393)	(4,043)
Collateral	(121,885)	(110,661)	(87,681)	(9,826)
Total	$ 3,055	$ 6,966	$ 790	$ –
As of December 2019
Included in the consolidated balance sheets
Gross carrying value	$ 152,982	$ 140,677	$ 185,047	$ 19,591
Counterparty netting	(67,291)	(4,606)	(67,291)	(4,606)
Total	85,691	136,071	117,756	14,985
Amounts not offset
Counterparty netting	(3,058)	(2,211)	(3,058)	(2,211)
Collateral	(78,528)	(127,901)	(114,065)	(12,614)
Total	$ 4,105	$ 5,959	$ 633	$ 160

In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of collateral received or posted subject to enforceable credit support agreements.

Goldman Sachs March 2020 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2020
Money market instruments	$ 719	$ –
U.S. government and agency obligations	81,270	–
Non-U.S. government and agency obligations	61,443	1,032
Securities backed by commercial real estate	60	–
Securities backed by residential real estate	450	–
Corporate debt securities	6,875	74
State and municipal obligations	222	–
Other debt obligations	1,061	–
Equity securities	10,588	16,433
Total	$162,688	$17,539
As of December 2019
Money market instruments	$ 158	$ –
U.S. government and agency obligations	112,903	–
Non-U.S. government and agency obligations	55,575	1,051
Securities backed by commercial real estate	210	–
Securities backed by residential real estate	1,079	–
Corporate debt securities	6,857	122
State and municipal obligations	242	–
Other debt obligations	196	–
Equity securities	7,827	18,418
Total	$185,047	$19,591
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2020

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 42,764	$13,522
2 - 30 days	68,223	–
31 - 90 days	29,421	972
91 days - 1 year	20,504	3,045
Greater than 1 year	1,776	–
Total	$162,688	$17,539
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
Other Secured Financings
In addition to repurchase agreements and securities loaned transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings consist of:

•	Liabilities of consolidated VIEs;

•	Transfers of assets accounted for as financings rather than sales (e.g., pledged commodities, bank loans and mortgage whole loans);

•	Other structured financing arrangements; and

•	Collateralized central bank financings.
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $18.02 billion as of March 2020 and $10.91 billion as of December 2019.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 2 as of both March 2020 and December 2019.

49	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2020
Other secured financings (short-term):
At fair value	$13,248	$ 4,725	$17,973
At amortized cost	6,123	–	6,123
Other secured financings (long-term):
At fair value	6,665	5,353	12,018
At amortized cost	396	686	1,082
Total other secured financings	$26,432	$10,764	$37,196
Other secured financings collateralized by:
Financial instruments	$19,694	$ 8,629	$28,323
Other assets	$ 6,738	$ 2,135	$ 8,873
As of December 2019
Other secured financings (short-term):
At fair value	$ 2,754	$ 4,441	$ 7,195
At amortized cost	129	–	129
Other secured financings (long-term):
At fair value	7,402	3,474	10,876
At amortized cost	397	680	1,077
Total other secured financings	$10,682	$ 8,595	$19,277
Other secured financings collateralized by:
Financial instruments	$ 4,826	$ 7,189	$12,015
Other assets	$ 5,856	$ 1,406	$ 7,262
In the table above:

•	Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.32% as of March 2020 and 4.32% as of December 2019. These rates include the effect of hedging activities.

•	U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 2.79% as of both March 2020 and December 2019. These rates include the effect of hedging activities.

•	Total other secured financings included $1.48 billion as of March 2020 and $2.16 billion as of December 2019 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $1.38 billion as of March 2020 and $2.21 billion as of December 2019, both primarily included in trading assets.
•	Other secured financings collateralized by financial instruments included $24.62 billion as of March 2020 and $9.09 billion as of December 2019 of other secured financings collateralized by trading assets and loans, and included $3.70 billion as of March 2020 and $2.93 billion as of December 2019 of other secured financings collateralized by financial instruments received as collateral and repledged.
The table below presents other secured financings by maturity.

$ in millions	As of March 2020
Other secured financings (short-term)	$24,096
Other secured financings (long-term):
2021	3,460
2022	2,589
2023	1,606
2024	1,490
2025	492
2026 - thereafter	3,463
Total other secured financings (long-term)	13,100
Total other secured financings	$37,196
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

Goldman Sachs March 2020 Form 10-Q	50

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

	As of

$ in millions	March 2020	December 2019
Collateral available to be delivered or repledged	$689,662	$661,490
Collateral that was delivered or repledged	$557,726	$558,634
In the table above, collateral available to be delivered or repledged excluded $14.65 billion as of March 2020 and $6.15 billion as of December 2019 of securities received under resale agreements and securities borrowed transactions that contractually had the right to be delivered or repledged, but were segregated for regulatory and other purposes.
The table below presents information about assets pledged.

	As of

$ in millions	March 2020	December 2019
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$59,128	$ 66,605
Investments	$10,765	$ 10,968
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$92,201	$101,578
Investments	$ 8,098	$ 849
Loans	$34,933	$ 6,628
Other assets	$14,573	$ 12,337
The firm also segregated securities included in trading
assets
and
investments
of $39.32 billion as of March 2020 and $20.61 billion as of December 2019 for regulatory and other purposes. See Note 3 for information about segregated cash.
Note 12.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	March 2020	December 2019
Property, leasehold improvements and equipment	$23,620	$21,886
Goodwill and identifiable intangible assets	4,810	4,837
Operating lease right-of-use assets	2,284	2,360
Income tax-related assets	1,804	2,068
Miscellaneous receivables and other	4,201	3,731
Total	$36,719	$34,882
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $9.23 billion as of March 2020 and $9.95 billion as of December 2019. Property, leasehold improvements and equipment included $6.23 billion as of March 2020 and $6.16 billion as of December 2019 that the firm uses in connection with its operations, and $484 million as of March 2020 and $521 million as of December 2019 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during both the three months ended March 2020 and March 2019.

51	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Goodwill and Identifiable Intangible Assets
Goodwill.
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	March 2020	December 2019
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,508	2,508
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,196	$4,196
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
To estimate the fair value of each reporting unit, other than Consumer banking, a relative value technique is used because the firm believes market participants would use this technique to value these reporting units. The relative value technique applies observable price-to-earnings multiples or price-to-book multiples of comparable competitors to reporting units’ net earnings or net book value. To estimate the fair value of Consumer banking, a discounted cash flow valuation approach is used because the firm believes market participants would use this technique to value that reporting unit given its early stage of development. The estimated net carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.
In the fourth quarter of 2019, goodwill was tested for impairment using a quantitative test. The estimated fair value of each of the reporting units exceeded its respective net carrying value, and therefore goodwill was not impaired.
During the first quarter of 2020, the outbreak of the COVID-19 pandemic broadly impacted the operating environment, notably in March, causing a sharp contraction in global economic activity and increased market volatility, affecting both equity and credit markets. Due to the significance of this event in relation to the firm’s businesses, the firm performed a qualitative assessment of the goodwill in each of its reporting units for impairment. Multiple factors, including performance indicators, firm and industry events, macroeconomic indicators and fair value indicators, were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the quantitative test performed in the fourth quarter of 2019.
Despite challenges to the firm’s operating environment, net revenues for the first quarter of 2020 were strong across three of the firm’s four business segments and their respective reporting units. Asset Management recorded a net loss for the quarter, due to the impact of market declines on the firm’s investments, which was a reflection of the broader market and not due to a firm-specific issue, which
more than offset fee revenue generated from increased assets under supervision.
As a result of investor uncertainty and the economic outlook, fair value indicators in the market were negatively impacted, as global equity prices significantly declined and credit spreads widened. This similarly affected fair value indicators for the firm and publicly traded participants in its industry. In response to the macroeconomic concerns, central banks and governments intervened with monetary and fiscal measures aimed at mitigating the extent of the contraction in economic activity, as well as market concerns, and providing liquidity to the financial markets. There were no other events, entity-specific or otherwise, that would have had a significant negative impact on the valuation of the firm’s reporting units.
Based on the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value, and that the impact of the COVID-19 pandemic through the end of the first quarter of 2020 was not a triggering event to perform a quantitative test.

Goldman Sachs March 2020 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Identifiable Intangible Assets.
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	March 2020	December 2019
By Reporting Unit
Global Markets:
FICC	$ 2	$ 3
Asset Management	257	265
Consumer & Wealth Management:
Consumer banking	6	7
Wealth management	349	366
Total	$ 614	$ 641
By Type
Customer lists
Gross carrying value	$ 1,427	$ 1,427
Accumulated amortization	(1,055)	(1,044)
Net carrying value	372	383
Acquired leases and other
Gross carrying value	792	790
Accumulated amortization	(550)	(532)
Net carrying value	242	258
Total gross carrying value	2,219	2,217
Total accumulated amortization	(1,605)	(1,576)
Total net carrying value	$ 614	$ 641

The firm acquired $34 million of intangible assets during the three months ended March 2020, primarily related to acquired leases, with a weighted average amortization period of 8 years. The firm acquired $515 million of intangible assets during 2019, primarily related to customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March

$ in millions	2020	2019
Amortization	$41	$43

$ in millions	As of March 2020
Estimated future amortization
Remainder of 2020	$84
2021	$89
2022	$78
2023	$72
2024	$61
2025	$42

The firm tests intangible assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three months ended March 2020 and March 2019.
Operating Lease
Right-of-Use
Assets
The firm enters into operating leases for real estate, office equipment and other assets, substantially all of which are used in connection with its operations. For leases longer than one year, the firm recognizes a right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. The lease term is generally determined based on the contractual maturity of the lease. For leases where the firm has the option to terminate or extend the lease, an assessment of the likelihood of exercising the option is incorporated into the determination of the lease term. Such assessment is initially performed at the inception of the lease and is updated if events occur that impact the original assessment.
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $51 million for the three months ended March 2020 and $
712
 million (primarily related to the firm’s new European headquarters in London) for the three months ended March 2019 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during each of the three months ended March 2020 and March 2019.

53	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $671 million as of March 2020 and $606 million as of December 2019.

•	Assets classified as held for sale of $632 million as of March 2020 and $470 million as of December 2019 related to the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2020
Private bank deposits	$ 56,437	$ 2,292	$ 58,729
Consumer deposits	49,843	21,784	71,627
Brokered certificates of deposit	–	38,905	38,905
Deposit sweep programs	19,082	–	19,082
Transaction banking	6,920	2,260	9,180
Other deposits	–	22,471	22,471
Total	$132,282	$87,712	$219,994
As of December 2019
Private bank deposits	$ 53,726	$ 2,087	$ 55,813
Consumer deposits	44,973	15,023	59,996
Brokered certificates of deposit	–	39,449	39,449
Deposit sweep programs	17,760	–	17,760
Transaction banking	2,291	235	2,526
Other deposits	–	14,475	14,475
Total	$118,750	$71,269	$190,019

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•	Time deposits included $24.72 billion as of March 2020 and $17.77 billion as of December 2019 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.5 years as of March 2020 and 1.7 years as of December 2019.

•	Deposit sweep programs represent long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of March 2020, the firm had 12 such deposit sweep program agreements.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $111.92 billion as of March 2020 and $103.98 billion as of December 2019.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $18.99 billion as of March 2020 and $15.86 billion as of December 2019.
The table below presents the location of deposits.

	As of

$ in millions	March 2020	December 2019
U.S. offices	$168,992	$150,759
Non-U.S. offices	51,002	39,260
Total	$219,994	$190,019

In the table above, U.S. deposits were held at GS Bank USA and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of March 2020

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2020	$25,358	$17,200	$ 42,558
2021	18,487	1,356	19,843
2022	8,857	80	8,937
2023	6,498	112	6,610
2024	4,393	115	4,508
2025	2,155	226	2,381
2026 - thereafter	2,072	803	2,875
Total	$67,820	$19,892	$87,712

As of March 2020, deposits in U.S. offices included
$14.35 billion and deposits in
non-U.S.
offices included $19.52
 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2020 and December 2019. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2020 and December 2019.

Goldman Sachs March 2020 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	March 2020	December 2019
Unsecured short-term borrowings	$ 37,148	$ 48,287
Unsecured long-term borrowings	225,476	207,076
Total	$262,624	$255,363

Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2020 and December 2019.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	March 2020	December 2019
Current portion of unsecured long-term borrowings	$22,532	$ 30,636
Hybrid financial instruments	12,635	15,814
Other unsecured short-term borrowings	1,981	1,837
Total unsecured short-term borrowings	$37,148	$ 48,287
Weighted average interest rate	2.22%	2.71%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2020
Fixed-rate obligations	$107,774	$39,008	$146,782
Floating-rate obligations	47,041	31,653	78,694
Total	$154,815	$70,661	$225,476
As of December 2019
Fixed-rate obligations	$ 92,846	$36,185	$129,031
Floating-rate obligations	47,850	30,195	78,045
Total	$140,696	$66,380	$207,076

In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•	U.S. dollar-denominated debt had interest rates ranging from 2.00% to 10.04% (with a weighted average rate of 4.22%) as of March 2020 and 2.00% to 10.04% (with a weighted average rate of 3.82%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 2.30%) as of March 2020 and 0.13% to 13.00% (with a weighted average rate of 2.33%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

55	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of March 2020
2021	$ 24,653
2022	25,114
2023	28,607
2024	19,162
2025	23,720
2026 - thereafter	104,220
Total	$225,476

In the table above:

•	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included in unsecured short-term borrowings.

•	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

•	Unsecured long-term borrowings included $13.76 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $288 million in 2021, $(26) million in 2022, $273 million in 2023, $762 million in 2024, $915 million in 2025 and $11.55 billion in 2026 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	March 2020	December 2019
Fixed-rate obligations:
At fair value	$ 1,385	$ 725
At amortized cost	50,062	47,577
Floating-rate obligations:
At fair value	41,928	42,936
At amortized cost	132,101	115,838
Total	$225,476	$207,076

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.59% (3.82% related to fixed-rate obligations and 2.08% related to floating-rate obligations) as of March 2020 and 2.87% (3.77% related to fixed-rate obligations and 2.48% related to floating-rate obligations) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
As of both March 2020 and December 2019, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2020 and December 2019.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of both March 2020 and December 2019. Subordinated debt that matures within one year is included in unsecured short-term borrowings.

Goldman Sachs March 2020 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2020
Subordinated debt	$13,797	$19,199	3.30%
Junior subordinated debt	968	1,499	2.71%
Total	$14,765	$20,698	3.26%
As of December 2019
Subordinated debt	$14,041	$16,980	3.46%
Junior subordinated debt	976	1,328	2.85%
Total	$15,017	$18,308	3.42%

In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of March 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. As of December 2019, the outstanding par amount of junior subordinated debt held by the Trust was $976 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $947 million and $29 million, respectively.
During the three months ended March 2020, the firm purchased Trust Preferred securities with a par amount and a carrying value of $7.9 million and $11.0 million and delivered these securities, along with $0.2 million of common beneficial interests, to the Trust in a non-cash
exchange for junior subordinated debt with a par amount and carrying value of $8.1 million and $12.5 million, respectively. Following the exchange, these Trust Preferred securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

57	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	March 2020	December 2019
Compensation and benefits	$ 3,281	$ 6,889
Income tax-related liabilities	3,172	2,947
Operating lease liabilities	2,289	2,385
Noncontrolling interests	1,122	1,713
Employee interests in consolidated funds	71	81
Accrued expenses and other	8,359	7,636
Total	$18,294	$21,651

In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm in connection with its contracts with clients, prior to providing the service. As of both March 2020 and December 2019, the firm’s contract liabilities were not material.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2020
Remainder of 2020	$ 247
2021	307
2022	266
2023	233
2024	218
2025	192
2026 - thereafter	2,365
Total undiscounted lease payments	3,828
Imputed interest	(1,539)
Total operating lease liabilities	$ 2,289
Weighted average remaining lease term	18 years
Weighted average discount rate	5.07%
As of December 2019
2020	$ 384
2021	308
2022	268
2023	235
2024	219
2025 - thereafter	2,566
Total undiscounted lease payments	3,980
Imputed interest	(1,595)
Total operating lease liabilities	$ 2,385
Weighted average remaining lease term	18 years
Weighted average discount rate	5.02%

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No.
 2016-02
and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $113 million for the three months ended March 2020 and $117 million for the three months ended March 2019. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2020 and March 2019.
Operating lease liabilities include obligations for office space held in excess of current requirements. Operating lease costs relating to space held for growth is included in occupancy expenses. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2020 and March 2019.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced as of March 2020, were not material.

Goldman Sachs March 2020 Form 10-Q	58

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
The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. Interests accounted for at fair value are classified in level 2 of the fair value hierarchy. Interests not accounted for at fair value are carried at amounts that approximate fair value. See Notes 4 through 10 for further information about fair value measurements.
The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Three Months Ended March

$ in millions	2020	2019
Residential mortgages	$3,107	$3,489
Commercial mortgages	4,996	671
Other financial assets	540	172
Total financial assets securitized	$8,643	$4,332
Retained interests cash flows	$ 94	$ 93

In the table above, financial assets securitized included assets of $174 million during the three months ended March 2020 and $104 million during the three months ended March 2019, which were securitized in a non-cash
exchange for loans and
held-to-maturity
securities.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2020
U.S. government agency-issued CMOs	$14,309	$ 935	$14
Other residential mortgage-backed	23,121	1,047	25
Other commercial mortgage-backed	29,350	708	19
Corporate debt and other asset-backed	3,851	156	4
Total	$70,631	$2,846	$62
As of December 2019
U.S. government agency-issued CMOs	$14,328	$1,530	$ 3
Other residential mortgage-backed	24,166	1,078	24
Other commercial mortgage-backed	25,588	615	6
Corporate debt and other asset-backed	3,612	149	–
Total	$67,694	$3,372	$33

59	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•	Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $2.84 billion as of March 2020 and $3.35 billion as of December 2019.

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $94 million as of March 2020 and $57 million as of December 2019, and the notional amount of these derivatives and commitments was $1.44 billion as of March 2020 and $1.20 billion as of December 2019. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	March 2020	December 2019
Fair value of retained interests	$ 2,681	$ 3,198
Weighted average life (years)	5.2	6.0
Constant prepayment rate	14.9%	12.9%
Impact of 10% adverse change	$ (23)	$ (22)
Impact of 20% adverse change	$ (44)	$ (42)
Discount rate	5.8%	4.7%
Impact of 10% adverse change	$ (50)	$ (59)
Impact of 20% adverse change	$ (97)	$ (117)

In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

•	Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear.

•	The impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•	The discount rate for retained interests that relate to U.S. government agency-issued CMOs does not include any credit loss. Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

The firm has other retained interests not reflected in the table above with a fair value of $156 million and a weighted average life of 2.9 years as of March 2020, and a fair value of $149 million and a weighted average life of 3.3 years as of December 2019. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2020 and December 2019. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $156 million as of March 2020 and $149 million as of December 2019.

Goldman Sachs March 2020 Form 10-Q	60

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

61	Goldman Sachs March 2020 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	March 2020	December 2019
Total nonconsolidated VIEs
Assets in VIEs	$128,603	$128,069
Carrying value of variable interests — assets	$ 10,390	$ 9,526
Carrying value of variable interests — liabilities	$ 877	$ 619
Maximum exposure to loss:
Retained interests	$ 2,846	$ 3,372
Purchased interests	2,418	901
Commitments and guarantees	2,329	2,697
Derivatives	8,689	9,010
Debt and equity	4,719	4,806
Total maximum exposure to loss	$ 21,001	$ 20,786

In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

•	The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs.

•	The maximum exposure to loss excludes the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests.

•	The maximum exposure to loss from retained interests, purchased interests, and debt and equity is the carrying value of these interests.

•	The maximum exposure to loss from commitments and guarantees, and derivatives is the notional amount, which does not represent anticipated losses and has not been reduced by unrealized losses. As a result, the maximum exposure to loss exceeds liabilities recorded for commitments and guarantees, and derivatives.

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	March 2020	December 2019
Mortgage-backed
Assets in VIEs	$77,153	$75,354
Carrying value of variable interests — assets	$ 3,323	$ 3,830
Maximum exposure to loss:
Retained interests	$ 2,690	$ 3,223
Purchased interests	631	607
Commitments and guarantees	43	50
Derivatives	402	66
Total maximum exposure to loss	$ 3,766	$ 3,946
Real estate, credit- and power-related and other investing
Assets in VIEs	$19,442	$19,602
Carrying value of variable interests — assets	$ 3,066	$ 3,243
Carrying value of variable interests — liabilities	$ 3	$ 7
Maximum exposure to loss:
Commitments and guarantees	$ 944	$ 1,213
Derivatives	83	92
Debt and equity	3,066	3,238
Total maximum exposure to loss	$ 4,093	$ 4,543
Corporate debt and other asset-backed
Assets in VIEs	$17,141	$16,248
Carrying value of variable interests — assets	$ 3,598	$ 2,040
Carrying value of variable interests — liabilities	$ 874	$ 612
Maximum exposure to loss:
Retained interests	$ 156	$ 149
Purchased interests	1,787	294
Commitments and guarantees	1,294	1,374
Derivatives	8,201	8,849
Debt and equity	1,250	1,155
Total maximum exposure to loss	$12,688	$11,821
Investments in funds
Assets in VIEs	$14,867	$16,865
Carrying value of variable interests — assets	$ 403	$ 413
Maximum exposure to loss:
Commitments and guarantees	$ 48	$ 60
Derivatives	3	3
Debt and equity	403	413
Total maximum exposure to loss	$ 454	$ 476

Goldman Sachs March 2020 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As of both March 2020 and December 2019, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets were primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in loans and investments and liabilities were included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets were included in trading assets and loans and liabilities were included in trading liabilities.

•	Investments in funds: Assets were included in investments.

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	March 2020	December 2019
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 148	$ 112
Trading assets	1	27
Investments	144	835
Loans	2,082	2,392
Other assets	1,100	1,084
Total	$3,475	$4,450
Liabilities
Other secured financings	$1,088	$1,163
Customer and other payables	9	9
Trading liabilities	9	10
Unsecured short-term borrowings	46	48
Unsecured long-term borrowings	207	214
Other liabilities	312	959
Total	$1,671	$2,403

In the table above:

•	Assets and liabilities are presented net of intercompany eliminations and exclude the benefit of offsetting financial instruments that are held to mitigate the risks associated with the firm’s variable interests.

•	VIEs in which the firm holds a majority voting interest are excluded if (i) the VIE meets the definition of a business and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations.

•	Substantially all assets can only be used to settle obligations of the VIE.

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	March 2020	December 2019
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 148	$ 112
Trading assets	–	26
Investments	144	835
Loans	2,082	2,392
Other assets	1,100	1,084
Total	$3,474	$4,449
Liabilities
Other secured financings	$ 612	$ 684
Customer and other payables	9	9
Trading liabilities	9	10
Other liabilities	312	959
Total	$ 942	$1,662
Principal-protected notes
Assets
Trading assets	$ 1	$ 1
Total	$ 1	$ 1
Liabilities
Other secured financings	$ 476	$ 479
Unsecured short-term borrowings	46	48
Unsecured long-term borrowings	207	214
Total	$ 729	$ 741

In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

63	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	March 2020	December 2019
Commitment Type
Commercial lending:
Investment-grade	$ 76,791	$ 89,276
Non-investment-grade	51,208	58,718
Warehouse financing	7,519	5,581
Credit cards	16,447	13,669
Total lending	151,965	167,244
Collateralized agreement	64,243	62,093
Collateralized financing	18,845	10,193
Letters of credit	374	456
Investment	5,812	7,879
Other	9,027	6,135
Total commitments	$250,266	$254,000

The table below presents commitments by expiration.

	As of March 2020

$ in millions	Remainder of 2020	2021 - 2022	2023 - 2024	2025 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 8,002	$27,196	$35,485	$ 6,108
Non-investment-grade	3,337	16,676	20,843	10,352
Warehouse financing	927	5,103	1,295	194
Credit cards	16,447	–	–	–
Total lending	28,713	48,975	57,623	16,654
Collateralized agreement	63,747	496	–	–
Collateralized financing	18,845	–	–	–
Letters of credit	299	35	–	40
Investment	1,657	1,422	1,059	1,674
Other	8,909	118	–	–
Total commitments	$122,170	$51,046	$58,682	$18,368

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
The table below presents information about lending commitments.

	As of

$ in millions	March 2020	December 2019
Held for investment	$133,501	$150,100
Held for sale	15,419	15,245
At fair value	3,045	1,899
Total	$151,965	$167,244

In the table above:

•	Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $460 million (including allowance for losses of $335 million) as of March 2020 and $527 million (including allowance for losses of $361 million) as of December 2019. The estimated fair value of such lending commitments was a liability of $5.89 billion as of March 2020 and $3.05 billion as of December 2019. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.29 billion as of March 2020 and $1.78 billion as of December 2019 would have been classified in level 2, and $2.60 billion as of March 2020 and $1.27 billion as of December 2019 would have been classified in level 3.

•	Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $196 million as of March 2020 and $60 million as of December 2019. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 2 as of both March 2020 and December 2019.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Goldman Sachs March 2020 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $88.61 billion as of March 2020 and $102.50 billion as of December 2019, related to relationship lending activities (principally used for operating and general corporate purposes) and $26.69 billion as of March 2020 and $33.47 billion as of December 2019, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $4.05 billion as of March 2020 and $5.74 billion as of December 2019. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $750 million, of which no protection had been provided as of March 2020 and December 2019. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a credit index.
Warehouse Financing.
The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential real estate, consumer and corporate loans.
Credit Cards.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.00 billion as of March 2020 and $2.06 billion as of December 2019, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
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

65	Goldman Sachs March 2020 Form 10-Q

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
In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of March 2020, approximately $1.55 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of March 2020
Carrying Value of Net Liability	$ 7,973	$ –	$ 58
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2020	$ 65,570	$16,978	$1,648
2021 - 2022	72,282	–	1,930
2023 - 2024	22,395	–	2,853
2025 - thereafter	35,303	–	192
Total	$195,550	$16,978	$6,623
As of December 2019
Carrying Value of Net Liability	$ 3,817	$ –	$ 27
Maximum Payout/Notional Amount by Period of Expiration
2020	$ 91,814	$17,891	$2,044
2021 - 2022	76,693	–	1,714
2023 - 2024	19,377	–	2,219
2025 - thereafter	36,317	–	149
Total	$224,201	$17,891	$6,126

In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•	The carrying value for derivatives included derivative assets of $1.67 billion as of March 2020 and $1.56 billion as of December 2019, and derivative liabilities of $9.64 billion as of March 2020 and $5.38 billion as of December 2019.

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
Securities Lending Indemnifications.
The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $17.56 billion as of March 2020 and $19.14 billion as of December 2019. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.

Goldman Sachs March 2020 Form 10-Q	66

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
,
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2020 and December 2019.
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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2020 and December 2019.

67	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Guarantees of Subsidiaries.
Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.) and GS Bank USA, subject to certain exceptions. In addition, Group Inc. has provided a guarantee to GS Bank USA related to assets that GS Bank USA has acquired from certain subsidiaries and affiliated funds of Group Inc., and Group Inc. has provided a guarantee to Goldman Sachs International (GSI) related to agreements that GSI has entered into with certain of its counterparties.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both March 2020 and December 2019, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule
 10b5-1
and accelerated share repurchases), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Prior to repurchasing common stock, the firm must receive confirmation that the FRB does not object to such capital action.
The table below presents information about common stock repurchases.

	Three Months Ended March

in millions, except per share amounts	2020	2019
Common share repurchases	8.2	6.3
Average cost per share	$236.35	$197.08
Total cost of common share repurchases	$ 1,928	$ 1,250

Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the three months ended March 2020, 3,476 shares were remitted with a total value of $0.9 million and the firm cancelled 3.3 million share-based awards with a total value of $803 million.
The table below presents common stock dividends declared.

	Three Months Ended March

	2020	2019
Dividends declared per common share	$1.25	$0.80

On April 14, 2020
, the Board of Directors of Group Inc. declared a dividend of
$1.25
per common share to be paid on
June 29, 2020
to common shareholders of record on
June 1, 2020.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of
March

2020
.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
Total	496,750	420,282	420,280

Series	Earliest Redemption Date		Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable		$ 25,000	$ 750
C	Currently redeemable		$ 25,000	200
D	Currently redeemable		$ 25,000	1,350
E	Currently redeemable		$100,000	767
F	Currently redeemable		$100,000	161
J	May 10, 2023		$ 25,000	1,000
K	May 10, 2024		$ 25,000	700
M	May 10, 2020		$ 25,000	2,000
N	May 10, 2021		$ 25,000	675
O	November 10, 2026		$ 25,000	650
P	November 10, 2022		$ 25,000	1,500
Q	August 10, 2024		$ 25,000	500
R	February 10, 2025		$ 25,000	600
S	February 10, 2025		$ 25,000	350
Total				$11,203

Goldman Sachs March 2020 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive confirmation that the FRB does not object to such action.

•	In January 2020, the firm issued 14,000 shares of Series S 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series S Preferred Stock).

•	The redemption price per share for Series A through F and Series Q through S Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 14 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•	The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.
In the first quarter of 2020, the firm redeemed the remaining 14,000 outstanding shares of its Series L 5.70%
Non-Cumulative
Preferred Stock (Series L Preferred Stock) with a redemption value of $350 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value at the time of this redemption was $1 million, which was recorded as an addition to preferred stock dividends in 2020.
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
The table below presents the dividend rates of perpetual preferred stock as of
March 2020
.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
M	5.375%, payable semi-annually, from issuance date to, but excluding, May 10, 2020; 3 month LIBOR + 3.922%, payable quarterly, thereafter
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2020		2019

Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$ 234.38	$ 7	$234.38	$ 7
B	$ –	–	$387.50	2
C	$ 250.00	2	$250.00	2
D	$ 250.00	13	$250.00	13
E	$1,011.11	7	$977.78	7
F	$1,011.11	2	$977.78	2
J	$ 343.75	14	$343.75	14
K	$ 398.44	11	$398.44	11
L	$ 361.54	4	$ –	–
N	$ 393.75	11	$393.75	11
Q	$ 889.93	18	$ –	–
Total		$89		$69

69	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
On April 6, 2020, Group Inc. declared dividends of $236.98 per share of Series A Preferred Stock, $252.78 per share of Series C Preferred Stock, $252.78 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $671.88 per share of Series M Preferred Stock, $393.75 per share of Series N Preferred Stock, $662.50 per share of Series O Preferred Stock and $625.00 per share of Series P Preferred Stock to be paid on May 11, 2020 to preferred shareholders of record on April 26, 2020. In addition, the firm declared dividends of $1,011.11 per share of Series E Preferred Stock and Series F Preferred Stock to be paid on June 1, 2020 to preferred shareholders of record on May 16, 2020.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2020
Currency translation	$ (616)	$ (17)	$ (633)
Debt valuation adjustment	(572)	2,914	2,342
Pension and postretirement liabilities	(342)	7	(335)
Available-for-sale securities	46	517	563
Total	$(1,484)	$ 3,421	$1,937
Three Months Ended March 2019
Currency translation	$ (621)	$ 4	$ (617)
Debt valuation adjustment	1,507	(1,417)	90
Pension and postretirement liabilities	(81)	(7)	(88)
Available-for-sale securities	(112)	114	2
Total	$ 693	$(1,306)	$ (613)
Note 20.
Regulation and Capital Adequacy
The FRB is the primary regulator of Group Inc., a bank holding company (BHC) under the U.S. Bank Holding Company Act of 1956 and a financial holding company under amendments to this Act. The firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework).
The capital requirements are expressed as risk-based capital and leverage ratios that compare measures of regulatory capital to risk-weighted assets (RWAs), average assets and off-balance
sheet exposures. Failure to comply with these capital requirements could result in restrictions being imposed by the firm’s regulators and could limit the firm’s ability to repurchase shares, pay dividends and make certain discretionary compensation payments. The firm’s capital levels are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Furthermore, certain of the firm’s subsidiaries are subject to separate regulations and capital requirements.
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
Consolidated Regulatory Risk-Based Capital and Leverage Ratios
The table below presents the risk-based capital and leverage requirements.

Requirements
Risk-based capital requirements
CET1 capital ratio	9.5%
Tier 1 capital ratio	11.0%
Total capital ratio	13.0%
Leverage requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above:

•	The CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. The requirements also include the capital conservation buffer of 2.5%, the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

Goldman Sachs March 2020 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•	The
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
G-SIB.
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

•	The Tier 1 leverage ratio requirement is a minimum of 4%. The SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2020
CET1 capital	$ 74,550	$ 74,550
Tier 1 capital	$ 85,589	$ 85,589
Tier 2 capital	$ 15,131	$ 13,470
Total capital	$100,720	$ 99,059
RWAs	$594,484	$605,926
CET1 capital ratio	12.5%	12.3%
Tier 1 capital ratio	14.4%	14.1%
Total capital ratio	16.9%	16.3%
As of December 2019
CET1 capital	$ 74,850	$ 74,850
Tier 1 capital	$ 85,440	$ 85,440
Tier 2 capital	$ 14,925	$ 13,473
Total capital	$100,365	$ 98,913
RWAs	$563,575	$544,653
CET1 capital ratio	13.3%	13.7%
Tier 1 capital ratio	15.2%	15.7%
Total capital ratio	17.8%	18.2%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which the firm’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Advanced ratios applied to the firm as of March 2020 and the Standardized ratios applied to the firm as of December 2019.

•
As permitted by the FRB, the firm has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in the effects through January 2025. In addition, during 2020 and 2021, the firm has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of March 2020 would not have had a material impact on the firm’s Advanced risk-based capital ratios.

•
The FRB
permits banking organizations to exclude assets acquired in connection with their participation in the Federal Reserve’s Money Market Mutual Fund Liquidity Facility (MMLF) from their calculation of risk-based capital and leverage ratios. The firm has opted to exclude such assets from the calculations of these ratios as of March 2020.

The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2020	December 2019
Tier 1 capital	$ 85,589	$ 85,440
Average total assets	$1,048,847	$ 983,909
Deductions from Tier 1 capital	(4,887)	(5,275)
Average adjusted total assets	1,043,960	978,634
Average off-balance sheet exposures	394,906	396,833
Total leverage exposure	$1,438,866	$1,375,467
Tier 1 leverage ratio	8.2%	8.7%
SLR	5.9%	6.2%
In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of CECL transition and exclusion of assets acquired in connection with the firm’s participation in the
Federal Reserve’s
MMLF.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

71	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	March 2020	December 2019
Common shareholders’ equity	$ 81,176	$ 79,062
Impact of CECL transition	819	–
Deduction for goodwill	(3,528)	(3,529)
Deduction for identifiable intangible assets	(584)	(604)
Other adjustments	(3,333)	(79)
CET1 capital	74,550	74,850
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(157)	(610)
Other adjustments	(7)	(3)
Tier 1 capital	$ 85,589	$ 85,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 85,589	$ 85,440
Qualifying subordinated debt	12,820	12,847
Junior subordinated debt	188	284
Allowance for credit losses	2,174	1,802
Other adjustments	(51)	(8)
Standardized Tier 2 capital	15,131	14,925
Standardized Total capital	$100,720	$100,365
Advanced Tier 2 and Total capital
Tier 1 capital	$ 85,589	$ 85,440
Standardized Tier 2 capital	15,131	14,925
Allowance for credit losses	(2,174)	(1,802)
Other adjustments	513	350
Advanced Tier 2 capital	13,470	13,473
Advanced Total capital	$ 99,059	$ 98,913
In the table above:

•	Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $668 million as of March 2020 and $667 million as of December 2019.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $30 million as of March 2020 and $37 million as of December 2019.

•	Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 8 for further information about the Volcker Rule.
•	Other adjustments within CET1 capital and Tier 1 capital primarily include credit valuation adjustments on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. Other adjustments within Advanced Tier 2 capital include eligible credit reserves.

•	Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 14 for further information about the firm’s subordinated debt.

•	Junior subordinated debt is debt issued to a Trust. As of March 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. As of December 2019, 30% of this debt was included in Tier 2 capital and 70% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

Goldman Sachs March 2020 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2020
CET1 capital
Beginning balance	$ 74,850	$74,850
Change in:
Common shareholders’ equity	2,114	2,114
Impact of CECL transition	819	819
Deduction for goodwill	1	1
Deduction for identifiable intangible assets	20	20
Other adjustments	(3,254)	(3,254)
Ending balance	$ 74,550	$74,550
Tier 1 capital
Beginning balance	$ 85,440	$85,440
Change in:
CET1 capital	(300)	(300)
Deduction for investments in covered funds	453	453
Other adjustments	(4)	(4)
Ending balance	85,589	85,589
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(27)	(27)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	372	–
Other adjustments	(43)	120
Ending balance	15,131	13,470
Total capital	$100,720	$99,059
Year Ended December 2019
CET1 capital
Beginning balance	$ 73,116	$73,116
Change in:
Common shareholders’ equity	80	80
Deduction for goodwill	(432)	(432)
Deduction for identifiable intangible assets	(307)	(307)
Other adjustments	2,393	2,393
Ending balance	$ 74,850	$74,850
Tier 1 capital
Beginning balance	$ 83,702	$83,702
Change in:
CET1 capital	1,734	1,734
Deduction for investments in covered funds	5	5
Other adjustments	(1)	(1)
Ending balance	85,440	85,440
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	(300)	(300)
Junior subordinated debt	(158)	(158)
Allowance for credit losses	449	–
Other adjustments	8	188
Ending balance	14,925	13,473
Total capital	$100,365	$98,913

RWAs.
RWAs are calculated in accordance with both the Standardized and Advanced Capital Rules.
Credit Risk
Credit RWAs are calculated based on measures of exposure, which are then risk weighted under the Standardized and Advanced Capital Rules:

•	The Standardized Capital Rules apply prescribed risk-weights, which depend largely on the type of counterparty. The exposure measure for derivatives and securities financing transactions are based on specific formulas which take certain factors into consideration.

•	Under the Advanced Capital Rules, the firm computes risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. The exposure measures for derivatives and securities financing transactions are computed utilizing internal models.

•	For both Standardized and Advanced credit RWAs, the risk-weights for securitizations and equities are based on specific required formulaic approaches.

73	Goldman Sachs March 2020 Form 10-Q

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
,
the firm uses a single VaR model which captures risks including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for regulatory capital requirements (regulatory VaR) differs from risk management VaR due to different time horizons and confidence levels
(10-day
and 99% for regulatory VaR vs.
one-day
and 95% for risk management VaR), as well as differences in the scope of positions on which VaR is calculated. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Capital Framework requires that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR.
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on six occasions during the three months ended March 2020 and exceeded its 99%
one-day
VaR on one occasion during the year ended December 2019. There was no change in the VaR multiplier used to calculate Market RWAs;

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2020
Credit RWAs
Derivatives	$134,778	$104,638
Commitments, guarantees and loans	189,300	148,986
Securities financing transactions	59,729	12,515
Equity investments	50,881	52,999
Other	74,574	82,753
Total Credit RWAs	509,262	401,891
Market RWAs
Regulatory VaR	13,465	13,465
Stressed VaR	45,608	45,608
Incremental risk	5,088	5,088
Comprehensive risk	2,186	2,186
Specific risk	18,875	18,875
Total Market RWAs	85,222	85,222
Total Operational RWAs	–	118,813
Total RWAs	$594,484	$605,926
As of December 2019
Credit RWAs
Derivatives	$120,906	$ 72,631
Commitments, guarantees and loans	179,740	134,456
Securities financing transactions	65,867	13,834
Equity investments	56,814	61,892
Other	75,660	78,266
Total Credit RWAs	498,987	361,079
Market RWAs
Regulatory VaR	8,933	8,933
Stressed VaR	30,911	30,911
Incremental risk	4,308	4,308
Comprehensive risk	1,393	1,191
Specific risk	19,043	19,043
Total Market RWAs	64,588	64,386
Total Operational RWAs	–	119,188
Total RWAs	$563,575	$544,653

In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

Goldman Sachs March 2020 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	13,872	32,007
Commitments, guarantees and loans	9,560	14,530
Securities financing transactions	(6,138)	(1,319)
Equity investments	(5,933)	(8,893)
Other	(1,086)	4,487
Change in Credit RWAs	10,275	40,812
Market RWAs
Change in:
Regulatory VaR	4,532	4,532
Stressed VaR	14,697	14,697
Incremental risk	780	780
Comprehensive risk	793	995
Specific risk	(168)	(168)
Change in Market RWAs	20,634	20,836
Change in Operational RWAs	–	(375)
Ending balance	$594,484	$605,926
Year Ended December 2019
RWAs
Beginning balance	$547,910	$558,111
Credit RWAs
Change in:
Derivatives	(1,605)	(9,670)
Commitments, guarantees and loans	19,435	(8,900)
Securities financing transactions	(496)	(4,425)
Equity investments	3,251	6,738
Other	5,064	8,585
Change in Credit RWAs	25,649	(7,672)
Market RWAs
Change in:
Regulatory VaR	1,151	1,151
Stressed VaR	2,959	2,959
Incremental risk	(6,161)	(6,161)
Comprehensive risk	(1,377)	(1,579)
Specific risk	(6,556)	(6,556)
Change in Market RWAs	(9,984)	(10,186)
Change in Operational RWAs	–	4,400
Ending balance	$563,575	$544,653

RWAs Rollforward Commentary
Three Months Ended March 2020.
Standardized Credit RWAs as of March 2020 increased by $10.28 billion compared with December 2019, primarily reflecting an increase in derivatives, principally due to increased exposure, and an increase in commitments, guarantees and loans, principally due to increased lending activity. This increase was partially offset by decreased securities financing transactions and equity investments, primarily due to reduced exposures. Standardized Market RWAs as of March 2020 increased by
$20.63
 billion compared with December 2019, primarily reflecting an increase in stressed VaR, principally due to increased risk exposures, and an increase in regulatory VaR, principally due to market volatility.
Advanced Credit RWAs as of March 2020 increased by $40.81 billion compared with December 2019, primarily reflecting an increase in derivatives, principally due to increased exposure including the impact of higher levels of volatility
and counterparty credit risk, and an increase in commitments, guarantees and loans, principally due to increased lending activity. This increase was partially offset by decreased equity investments, primarily due to reduced exposures. Advanced Market RWAs as of March 2020 increased by $20.84 billion compared with December 2019, primarily reflecting an increase in stressed VaR, principally due to increased risk exposures, and an increase in regulatory VaR, principally due to market volatility. Advanced Operational RWAs as of March 2020 were essentially unchanged compared with December 2019.
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

75	Goldman Sachs March 2020 Form 10-Q

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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	Requirements	“Well-capitalized” Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	6.5%
Tier 1 capital ratio	8.5%	8.0%
Total capital ratio	10.5%	10.0%
Leverage requirements
Tier 1 leverage ratio	4.0%	5.0%
SLR	3.0%	6.0%

In the table above:

•	The CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. The requirements also include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent.

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.

The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2020
CET1 capital	$ 29,760	$ 29,760
Tier 1 capital	$ 29,760	$ 29,760
Tier 2 capital	$ 5,710	$ 4,644
Total capital	$ 35,470	$ 34,404
RWAs	$272,752	$164,238
CET1 capital ratio	10.9%	18.1%
Tier 1 capital ratio	10.9%	18.1%
Total capital ratio	13.0%	20.9%
As of December 2019
CET1 capital	$ 29,176	$ 29,176
Tier 1 capital	$ 29,176	$ 29,176
Tier 2 capital	$ 5,293	$ 4,486
Total capital	$ 34,469	$ 33,662
RWAs	$258,541	$135,596
CET1 capital ratio	11.3%	21.5%
Tier 1 capital ratio	11.3%	21.5%
Total capital ratio	13.3%	24.8%

In the table above:

•	The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2020 and December 2019.

•	As permitted by the FRB, GS Bank USA has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in the effects through January 2025. In addition, during 2020 and 2021, GS Bank USA has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of March 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

Goldman Sachs March 2020 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	The Standardized risk-based capital ratios and the Advanced risk-based capital ratios both decreased from December 2019 to March 2020, primarily due to an increase in Credit RWAs and Market RWAs.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2020	December 2019
Tier 1 capital	$ 29,760	$ 29,176
Average adjusted total assets	$243,007	$220,974
Total leverage exposure	$425,724	$413,852
Tier 1 leverage ratio	12.2%	13.2%
SLR	7.0%	7.0%

In the table above:

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

The firm’s principal
non-U.S.
bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to regulatory capital requirements. As of both March 2020 and December 2019, GSIB was in compliance with its regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve Bank of New York. The amount deposited by GS Bank USA at the Federal Reserve Bank of New York was $34.16 billion as of March 2020 and $50.55 billion as of December 2019, which exceeded required reserve amounts by $34.16 billion as of March 2020 and $50.29 billion as of December 2019.
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
Group Inc.’s equity investment in subsidiaries was $95.59 billion as of March 2020 and $95.68 billion as of December 2019, of which Group Inc. was required to maintain $63.09 billion as of March 2020 and $57.58 billion as of December 2019, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

77	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 21.
Earnings Per Common Share
Basic earnings per common share (EPS) is calculated by dividing net earnings to common by the weighted average number of common shares outstanding and RSUs for which the delivery of the underlying common stock is not subject to satisfaction of future service or performance conditions (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for RSUs for which the delivery of the underlying common stock is subject to satisfaction of future service or performance conditions.
The table below presents information about basic and diluted EPS.

	Three Months Ended March

in millions, except per share amounts	2020	2019
Net earnings to common	$1,123	$2,182
Weighted average basic shares	358.0	379.8
Effect of dilutive RSUs	3.1	2.6
Weighted average diluted shares	361.1	382.4
Basic EPS	$ 3.12	$ 5.73
Diluted EPS	$ 3.11	$ 5.71

In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate basic EPS. The impact of applying this methodology was a reduction in basic EPS of $0.02 for both the three months ended March 2020 and March 2019.

•	Diluted EPS does not include antidilutive RSUs of 0.1 million for the three months ended March 2020 and 0.2 million for the three months ended March 2019.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March

$ in millions	2020	2019
Fees earned from funds	$ 921	$ 706

	As of

$ in millions	March 2020	December 2019
Fees receivable from funds	$ 877	$ 780
Aggregate carrying value of interests in funds	$4,031	$5,490

The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $12 million for the three months ended March 2020 and $10 million for the three months ended March 2019.
The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds, but may choose to do so with respect to funds that are not subject to the Volcker Rule. However, any such support is not expected to be material to the results of operations of the firm.
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of
$1.84
billion represented the fair value of these securities, which also closely approximated their face values. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. These securities are included within investments in the consolidated balance sheets. Group Inc. has provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries. In addition, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of
$87
million as of both March 2020 and December 2019. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of and during March 2020 and December 2019, except as noted above, the firm has not provided any additional financial support to its affiliated funds.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

Goldman Sachs March 2020 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March

$ in millions	2020	2019
Deposits with banks	$ 205	$ 377
Collateralized agreements	534	1,304
Trading assets	1,573	1,388
Investments	471	395
Loans	1,316	1,319
Other interest	651	814
Total interest income	4,750	5,597
Deposits	818	857
Collateralized financings	448	669
Trading liabilities	314	366
Short-term borrowings	141	142
Long-term borrowings	1,105	1,384
Other interest	611	961
Total interest expense	3,437	4,379
Net interest income	$1,313	$1,218

In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.

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

79	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2020
U.S. Federal	2011
New York State and City	2011
United Kingdom	2017
Japan	2014
Hong Kong	2013

U.S. Federal examinations of 2011 and 2012 began in 2013. The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2020. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The 2013 through 2018 tax years remain subject to post-filing review.
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

Goldman Sachs March 2020 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March

$ in millions	2020	2019
Investment Banking
Non-interest revenues	$ 2,046	$ 1,627
Net interest income	138	119
Total net revenues	2,184	1,746
Provision for credit losses	622	86
Operating expenses	1,169	1,005
Pre-tax earnings	$ 393	$ 655
Net earnings	$ 354	$ 543
Net earnings to common	$ 343	$ 535
Average common equity	$ 11,308	$11,496
Return on average common equity	12.1%	18.6%
Global Markets
Non-interest revenues	$ 4,652	$ 3,483
Net interest income	511	557
Total net revenues	5,163	4,040
Provision for credit losses	68	3
Operating expenses	2,847	2,748
Pre-tax earnings	$ 2,248	$ 1,289
Net earnings	$ 2,023	$ 1,068
Net earnings to common	$ 1,964	$ 1,020
Average common equity	$ 39,797	$40,705
Return on average common equity	19.7%	10.0%
Asset Management
Non-interest revenues	$ (267)	$ 1,646
Net interest income	171	147
Total net revenues	(96)	1,793
Provision for credit losses	79	13
Operating expenses	1,198	1,103
Pre-tax earnings/(loss)	$ (1,373)	$ 677
Net earnings/(loss)	$ (1,236)	$ 559
Net earnings/(loss) to common	$ (1,250)	$ 549
Average common equity	$ 21,156	$20,365
Return on average common equity	(23.6)%	10.8%
Consumer & Wealth Management
Non-interest revenues	$ 999	$ 833
Net interest income	493	395
Total net revenues	1,492	1,228
Provision for credit losses	168	122
Operating expenses	1,244	1,008
Pre-tax earnings	$ 80	$ 98
Net earnings	$ 72	$ 81
Net earnings to common	$ 66	$ 78
Average common equity	$ 7,002	$ 5,859
Return on average common equity	3.8%	5.3%
Total
Non-interest revenues	$ 7,430	$ 7,589
Net interest income	1,313	1,218
Total net revenues	8,743	8,807
Provision for credit losses	937	224
Operating expenses	6,458	5,864
Pre-tax earnings	$ 1,348	$ 2,719
Net earnings	$ 1,213	$ 2,251
Net earnings to common	$ 1,123	$ 2,182
Average common equity	$ 79,263	$78,425
Return on average common equity	5.7%	11.1%

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•	Net revenues in the firm’s segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended March

$ in millions	2020	2019
Investment Banking	$ 39	$ 29
Global Markets	133	147
Asset Management	170	137
Consumer & Wealth Management	95	55
Total	$437	$368

Segment Assets
The table below presents assets by segment.

	As of

$ in millions	March 2020	December 2019
Investment Banking	$ 105,059	$ 92,009
Global Markets	800,476	725,060
Asset Management	92,636	92,102
Consumer & Wealth Management	91,585	83,797
Total	$1,089,756	$992,968

The table below presents gross loans by segment and loan type.

	As of

$ in millions	March 2020	December 2019
Corporate	$ 48,121	$ 27,035
Investment Banking	48,121	27,035
Corporate	12,881	11,852
Real estate	12,787	15,671
Other	4,873	3,756
Global Markets	30,541	31,279
Corporate	7,528	7,420
Real estate	8,456	9,030
Other	751	1,036
Asset Management	16,735	17,486
Wealth management	29,017	27,940
Installment	4,826	4,747
Credit cards	2,081	1,858
Consumer & Wealth Management	35,924	34,545
Total	$ 131,321	$110,345

81	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the allowance for loan losses by segment.

	As of

$ in millions	March 2020	December 2019
Investment Banking	$1,174	$ 470
Global Markets	269	168
Asset Management	489	385
Consumer & Wealth Management	936	418
Total	$2,868	$1,441

See Note 9 for further information about loans.
Geographic Information
Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. The methodology for allocating profitability to geographic regions is dependent on estimates and management judgment because a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients. Geographic results are generally allocated as follows:

•	Investment Banking: location of the client and investment banking team.

•	Global Markets: FICC and Equities intermediation: location of the market-making desk; FICC and Equities financing (excluding prime brokerage financing): location of the desk; prime brokerage financing: location of the primary market for the underlying security.

•	Asset Management (excluding Equity investments and Lending and debt investments): location of the sales team; Equity investments: location of the investment; Lending and debt investments: location of the client.

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2020		2019
Three Months Ended March
Americas	$5,171	59%	$5,245	60%
EMEA	2,108	24%	2,459	28%
Asia	1,464	17%	1,103	12%
Total net revenues	$8,743	100%	$8,807	100%
Americas	$ 551	41%	$1,488	55%
EMEA	436	32%	911	33%
Asia	361	27%	320	12%
Total pre-tax earnings	$1,348	100%	$2,719	100%

In the table above:

•	Results in Americas were primarily attributable to the U.S.

•	Asia includes Australia and New Zealand.

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
The firm measures and monitors its credit exposure based on amounts owed to the firm after taking into account risk mitigants that the firm considers when determining credit risk. Such risk mitigants include netting and collateral arrangements and economic hedges, such as credit derivatives, futures and forward contracts. Netting and collateral agreements permit the firm to offset receivables and payables with such counterparties and/or enable the firm to obtain collateral on an upfront or contingent basis.
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	March 2020	December 2019
U.S. government and agency obligations	$162,690	$167,097
Percentage of total assets	14.9%	16.8%
Non-U.S. government and agency obligations	$ 47,457	$ 44,875
Percentage of total assets	4.4%	4.5%

Goldman Sachs March 2020 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In addition, the firm had $64.10 billion as of March 2020 and $96.97 billion as of December 2019 of cash deposits held at central banks (included in cash and cash equivalents), of which $34.16 billion as of March 2020 and $50.55 billion as of December 2019 was held at the Federal Reserve Bank of New York.
As of both March 2020 and December 2019, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of

$ in millions	March 2020	December 2019
U.S. government and agency obligations	$80,136	$49,396
Non-U.S. government and agency obligations	$72,573	$55,889
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, France, the U.K. and Germany.

•	Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2020 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $3.2 billion in excess of the aggregate reserves for such matters.

83	Goldman Sachs March 2020 Form 10-Q

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

Goldman Sachs March 2020 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
On December 17, 2018, the Attorney General of Malaysia filed criminal charges in Malaysia against GSI, as the arranger of three offerings of debt securities of 1MDB, aggregating approximately $6.5 billion in principal amount, for alleged disclosure deficiencies in the offering documents relating to, among other things, the use of proceeds for the debt securities, as well as against Goldman Sachs (Asia) LLC (GS Asia) and Goldman Sachs (Singapore) PTE (GS Singapore). Criminal charges have also been filed against Leissner, Low, Ng and Jasmine Loo Ai Swan. In a related press release, the Attorney General of Malaysia indicated that prosecutors in Malaysia will seek criminal fines against the accused in excess of $2.7 billion plus the $600 million of fees received in connection with the debt offerings. On August 9, 2019, the Attorney General of Malaysia announced that criminal charges had also been filed against seventeen current and former directors of GSI, GS Asia and GS Singapore.
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
The firm has received multiple demands, beginning in November 2018, from alleged shareholders under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures. On December 13, 2019, an alleged shareholder filed a lawsuit in the Court of Chancery of the State of Delaware seeking books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures. The parties have agreed to stay proceedings pending resolution of the books and records demand.
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

85	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification.
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
Director Compensation-Related Litigation
On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The complaint alleges that excessive compensation has been paid to the non-employee
director defendants since 2015, and that certain disclosures in connection with soliciting shareholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. On October 23, 2018, the court declined to approve the parties’ proposed settlement. On May 31, 2019, the court dismissed the disclosure-related claims, but permitted the non-employee
director compensation claim to proceed. The parties have filed a proposed settlement with the Delaware court, which is subject to court approval. As part of the proposed settlement, the firm has agreed to certain changes to its Non-Employee Director Compensation Program.
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. On August 5, 2019, the plaintiffs filed a third consolidated amended complaint generally alleging a conspiracy to manipulate the foreign currency exchange markets, asserting claims under various state antitrust laws and state consumer protection laws and seeking treble damages in an unspecified amount. In February 2020, the parties reached a settlement in principle, subject to documentation and court approval. The firm has reserved the full amount of its proposed contribution to the settlement.
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

Goldman Sachs March 2020 Form 10-Q	86

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
SunEdison, Inc.
GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016
, S
unEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold
138,890
shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $
139
 million. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints. The defendants have reached a settlement with certain plaintiffs in the individual actions and a settlement of the class action, which the court approved on October 25, 2019. The firm has paid the full amount of its contribution to the settlement. Defendants moved to dismiss the remaining individual actions on December 18, 2019.
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
GS&Co. and GS Canada, as sole underwriters, sold 5,334,897 shares of common stock in the June 2013 offering to
non-U.S.
purchasers representing an aggregate offering price of approximately $453 million and, as initial purchasers, had a proportional share of sales to
non-U.S.
purchasers of approximately CAD14.2 million in principal amount of senior notes in the June 2013 and November 2013 Rule 144A offerings.

87	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Snap Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles
,
and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the district court action on September 18, 2018. In the district court action, defendants moved for summary judgment on December 19, 2019, following the court’s November 20, 2019 order approving plaintiffs’ motion for class certification. The state court actions have been stayed. On January 17, 2020, the parties reached a settlement in principle that would resolve all actions, subject to documentation and court approval.
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
,
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
Camping World Holdings, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions pending in the U.S. District Court for the Northern District of Illinois, New York Supreme Court, County of New York, and the Circuit Court of Cook County, Illinois, Chancery Division, beginning in December 2018. In addition to the underwriters, the defendants include Camping World Holdings, Inc. (Camping World) and certain of its officers and directors, as well as certain of its stockholders. As to the underwriters, the complaints relate to three offerings of Camping World common stock, a $261 million October 2016 initial public offering, a $303 million May 2017 offering and a $310 million October 2017 offering. GS&Co. underwrote 4,267,214 shares of common stock in the October 2016 initial public offering representing an aggregate offering price of approximately $94 million, 4,557,286 shares of common stock in the May 2017 offering representing an aggregate offering price of approximately $126 million and 3,525,348 shares of common stock in the October 2017 offering representing an aggregate offering price of approximately $143 million. GS&Co. and the other defendants moved to dismiss the Illinois state court action on April 19, 2019 and the Illinois district court action on May 17, 2019. The Illinois state court action has been stayed pending resolution of the motions to dismiss in the Illinois district court action. On April 7, 2020, the Illinois district court preliminarily approved a settlement among the parties to the Illinois district court action, which would resolve this action without any contribution by GS&Co. On April 22, 2020, the New York state court granted in part and denied in part the underwriter defendants’ motion to dismiss with leave to amend.
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

Goldman Sachs March 2020 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On February 11, 2020, plaintiffs in the state court action filed a consolidated amended complaint. On March 3, 2020, plaintiffs in the district court action filed an amended complaint.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On February 18, 2020, defendants moved to dismiss the consolidated complaint in the federal action.
XP Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of New York, and the U.S. District Court for the Eastern District of York, filed beginning March 19, 2020, relating to XP Inc.’s (XP) $2.3 billion December 2019 initial public offering. In addition to the underwriters, the defendants include XP, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 19,326,218 shares of common stock in the December 2019 initial public offering representing an aggregate offering price of approximately $522 million.
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

89	Goldman Sachs March 2020 Form 10-Q

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

Goldman Sachs March 2020 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims. Plaintiffs have been granted leave to replead.
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
Group Inc., GS&Co., GSI, J. Aron & Company and Metro are among the defendants in an action filed on February 27, 2020 in the High Court of Justice, Business and Property Courts of England and Wales. The particulars of claim seeks unspecified compensatory and exemplary damages based on alleged violations of U.K. and E.U. competition laws in connection with the storage and trading of aluminum.
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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The complaint asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution.
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

91	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the Second Circuit Court of Appeals denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief. On March 26, 2020, the Magistrate Judge in the district court granted in part a motion to compel arbitration as to class members who are parties to certain agreements with Group Inc. and/or GS&Co. in which they agreed to arbitrate employment-related disputes. On April 16, 2020, plaintiffs submitted objections to the Magistrate Judge’s order and defendants submitted conditional objections in the event that the district judge overturns any portion of the Magistrate Judge’s order.
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

•	The public offering process;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

•	Transactions involving government-related financings and other matters, municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading and structuring of municipal derivative instruments in connection with municipal offerings, political contribution rules, municipal advisory services and the possible impact of credit default swap transactions on municipal issuers;

•	Credit cards, unsecured installment and residential mortgage lending and servicing, and compliance with related consumer laws;

•	The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the FCPA;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•	Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs March 2020 Form 10-Q	92

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2020, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
April 30, 2020

93	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity

The tables below present information about average balances, interest and average interest rates.

	Average Balance for the Three Months Ended March

$ in millions	2020	2019
Assets
U.S.	$ 41,249	$ 52,559
Non-U.S.	54,102	51,998
Total deposits with banks	95,351	104,557
U.S.	137,105	171,446
Non-U.S.	123,218	131,874
Total collateralized agreements	260,323	303,320
U.S.	195,854	132,752
Non-U.S.	117,488	106,227
Total trading assets	313,342	238,979
U.S.	43,979	35,102
Non-U.S.	17,435	13,581
Total investments	61,414	48,683
U.S.	88,534	85,073
Non-U.S.	17,066	10,534
Total loans	105,600	95,607
U.S.	50,888	39,685
Non-U.S.	43,570	33,832
Total other interest-earning assets	94,458	73,517
Total interest-earning assets	930,488	864,663
Cash and due from banks	12,232	9,222
Other non-interest-earning assets	105,947	80,581
Total assets	$1,048,667	$954,466
Liabilities
U.S.	$ 153,771	$126,643
Non-U.S.	45,418	32,572
Total interest-bearing deposits	199,189	159,215
U.S.	88,223	52,995
Non-U.S.	36,884	36,312
Total collateralized financings	125,107	89,307
U.S.	27,626	32,475
Non-U.S.	47,948	47,087
Total trading liabilities	75,574	79,562
U.S.	34,241	32,877
Non-U.S.	18,399	16,000
Total short-term borrowings	52,640	48,877
U.S.	197,063	208,876
Non-U.S.	27,294	29,114
Total long-term borrowings	224,357	237,990
U.S.	128,285	128,337
Non-U.S.	65,702	54,984
Total other interest-bearing liabilities	193,987	183,321
Total interest-bearing liabilities	870,854	798,272
Non-interest-bearing deposits	6,325	4,933
Other non-interest-bearing liabilities	81,022	61,633
Total liabilities	958,201	864,838
Shareholders’ equity
Preferred stock	11,203	11,203
Common stock	79,263	78,425
Total shareholders’ equity	90,466	89,628
Total liabilities and shareholders’ equity	$1,048,667	$954,466
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations
Assets	40.07%	40.25%
Liabilities	27.75%	27.07%

	Interest for the Three Months Ended March

$ in millions	2020	2019
Assets
U.S.	$ 151	$ 296
Non-U.S.	54	81
Total deposits with banks	205	377
U.S.	440	1,175
Non-U.S.	94	129
Total collateralized agreements	534	1,304
U.S.	1,067	869
Non-U.S.	506	519
Total trading assets	1,573	1,388
U.S.	334	290
Non-U.S.	137	105
Total investments	471	395
U.S.	1,123	1,167
Non-U.S.	193	152
Total loans	1,316	1,319
U.S.	453	562
Non-U.S.	198	252
Total other interest-earning assets	651	814
Total interest-earning assets	$4,750	$5,597
Liabilities
U.S.	$ 685	$ 758
Non-U.S.	133	99
Total interest-bearing deposits	818	857
U.S.	400	591
Non-U.S.	48	78
Total collateralized financings	448	669
U.S.	105	158
Non-U.S.	209	208
Total trading liabilities	314	366
U.S.	135	136
Non-U.S.	6	6
Total short-term borrowings	141	142
U.S.	1,074	1,369
Non-U.S.	31	15
Total long-term borrowings	1,105	1,384
U.S.	452	1,237
Non-U.S.	159	(276)
Total other interest-bearing liabilities	611	961
Total interest-bearing liabilities	$3,437	$4,379
Net interest income
U.S.	$ 717	$ 110
Non-U.S.	596	1,108
Net interest income	$1,313	$1,218

Goldman Sachs March 2020 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the Three Months Ended March

	2020	2019
Assets
U.S.	1.47%	2.34%
Non-U.S.	0.40%	0.65%
Total deposits with banks	0.86%	1.50%
U.S.	1.29%	2.84%
Non-U.S.	0.31%	0.41%
Total collateralized agreements	0.83%	1.78%
U.S.	2.19%	2.72%
Non-U.S.	1.73%	2.03%
Total trading assets	2.02%	2.41%
U.S.	3.05%	3.43%
Non-U.S.	3.16%	3.21%
Total investments	3.08%	3.37%
U.S.	5.10%	5.69%
Non-U.S.	4.55%	5.98%
Total loans	5.01%	5.72%
U.S.	3.58%	5.87%
Non-U.S.	1.83%	3.09%
Total other interest-earning assets	2.77%	4.59%
Total interest-earning assets	2.05%	2.68%
Liabilities
U.S.	1.79%	2.48%
Non-U.S.	1.18%	1.26%
Total interest-bearing deposits	1.65%	2.23%
U.S.	1.82%	4.63%
Non-U.S.	0.52%	0.89%
Total collateralized financings	1.44%	3.11%
U.S.	1.53%	2.02%
Non-U.S.	1.75%	1.83%
Total trading liabilities	1.67%	1.91%
U.S.	1.59%	1.72%
Non-U.S.	0.13%	0.16%
Total short-term borrowings	1.08%	1.21%
U.S.	2.19%	2.72%
Non-U.S.	0.46%	0.21%
Total long-term borrowings	1.98%	2.41%
U.S.	1.42%	4.00%
Non-U.S.	0.97%	(2.08)%
Total other interest-bearing liabilities	1.27%	2.17%
Total interest-bearing liabilities	1.59%	2.28%
Interest rate spread	0.46%	0.40%
U.S.	0.52%	0.09%
Non-U.S.	0.64%	1.32%
Net yield on interest-earning assets	0.57%	0.58%

In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest- bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Total loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Total short- and long-term borrowings include both secured and unsecured borrowings.

95	Goldman Sachs March 2020 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form
 10-K
for the year ended December 31, 2019. References to “the 2019 Form
 10-K”
are to our Annual Report on Form
 10-K
for the year ended December 31, 2019. References to “this Form
 10-Q”
are to our Quarterly Report on Form
 10-Q
for the quarterly period ended March 31, 2020. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form
 10-Q.
The consolidated financial statements are unaudited. All references to March 2020 and March 2019 refer to our periods ended, or the dates, as the context requires, March 31, 2020 and March 31, 2019, respectively. All references to December 2019 refer to the date December 31, 2019. Any reference to a future year refers to a year ending on December 31 of that year. Beginning in the fourth quarter of 2019, we changed our business segments and balance sheet presentation to better reflect the nature of our activities. Reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 2 to the consolidated financial statements in Part II, Item 8 of the 2019 Form
 10-K
for further information.
Executive Overview
In response to the global outbreak of the coronavirus
(COVID-19)
pandemic, we are harnessing our resources, experience and network to help where we can, working with public and private clients to partner on initiatives with a focus on community assistance, economic support for businesses, and serving our clients and customers. Through the first quarter of 2020, we have announced a number of important initiatives to support our employees, clients and the broader public during this crisis, reinforcing our core values of partnership, client service, integrity and excellence:
Employees and Vendors
•	Activated our global Business Continuity Planning (BCP) strategy, with approximately 98% of global employees working remotely.

•	Extended 10 days of family leave to our people globally to care for family members due to COVID-19 -related illness or childcare needs.

•	Introduced telemedicine benefit to employees and covered dependents and waived all costs for 2020.

•	Provided access to global patient advocacy teams to help employees and their families gain access to appropriate care for COVID-19.

•	Partnered with our vendors to ensure that workers dedicated to us continue to receive their full pay and benefits, even if their shifts are temporarily reduced or eliminated.

•	Launched virtual volunteer opportunities for our people to support their communities remotely.

•	Honoring the full financial commitment to our 2,800 summer interns who will have a truncated program.

Goldman Sachs March 2020 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Clients
•	Announced a
COVID-19
Customer Assistance Program, giving consumers the flexibility to defer a Marcus loan or Apple Card payment for up to two months at no cost and access funds in Marcus certificates of deposit early with no penalty.

•	Leveraging our digital banking model to provide uninterrupted customer service, including rapid response times through virtual call centers.

•	Continuing to provide savings products with attractive interest rates.

•	Led more than $15 billion of “Fight COVID-19” bonds.

•	Funded $19 billion of loans to corporate clients.

•	Bookrunner on more than $200 billion of total investment-grade issuance during the first quarter of 2020.

•	Working in partnership with central banks, governments and regulators to support financial system.

Communities
•	Announced an approximate $550 million commitment to
COVID-19
relief efforts through mid-April 2020, including (i) $500 million of emergency loan capital for underserved small businesses through Community Development Financial Institutions (CDFIs) and other mission-driven lenders across the U.S.; (ii) $25 million in grants to CDFIs and mission-driven lending partners to enable them to hire necessary staff and set up additional operations; (iii) $30 million
COVID-19
relief effort; and (iv) city/state-specific
COVID-19
public-private partnerships in New York, Texas, Ohio, Rhode Island, Chicago and Baltimore.

•	Launched a U.S. Small Business Resource Center and emergency coaching sessions to 10,000 Small Businesses and 10,000 Women graduates.

•	Donated over 2.5 million surgical masks and 700,000 N95 masks across the U.S. and Europe.

•	Working with the National Health Service to deliver technical and data support related to the spread of COVID-19.

During the first quarter of 2020, we successfully executed on our BCP strategy amid the
COVID-19
pandemic, providing clients with advice, execution and liquidity. As for our financial performance, we generated net earnings of $1.21 billion for the first quarter of 2020, a decrease of 46%, compared with $2.25 billion for the first quarter of 2019. Diluted earnings per common share was $3.11 for the first quarter of 2020, a decrease of 46%, compared with $5.71 for the first quarter of 2019. Annualized return on average common shareholders’ equity (ROE) was 5.7% for the first quarter of 2020, compared with 11.1% for the first quarter of 2019. Book value per common share was $228.21 as of March 2020, 4.4% higher compared with December 2019.
Net revenues were $8.74 billion for the first quarter of 2020, essentially unchanged compared with the first quarter of 2019. Net revenues in Asset Management were significantly lower, due to significant net losses in Lending and debt investments and net losses in Equity investments, reflecting the impact of macroeconomic uncertainty and the challenging operating environment on asset prices. However, fees earned from our institutional and third-party distribution asset management clients were higher compared with the first quarter of 2019. The decrease in Asset Management revenues was largely offset by significantly higher net revenues in both Fixed Income, Currency and Commodities (FICC) and Equities within Global Markets, driven by strong activity as we extended balance sheet and liquidity to clients during volatile market conditions. In addition, net revenues were significantly higher in Investment Banking, reflecting gains on hedges related to our relationship lending activities, and in Consumer & Wealth Management, reflecting strength in both Consumer banking and Wealth management as we continued to advise our clients and accelerated growth in consumer deposits.
Provision for credit losses was $937 million for the first quarter of 2020, compared with $224 million for the first quarter of 2019, reflecting the challenging economic environment, loan growth and the impact of accounting for credit losses under the Current Expected Credit Losses (CECL) standard. See Note 3 to the consolidated financial statements for further information about ASU No.
 2016-13,
“Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.”
Operating expenses were $6.46 billion for the first quarter of 2020, 10% higher than the first quarter of 2019, primarily due to significantly higher brokerage, clearing, exchange and distribution fees, net provisions for litigation and regulatory proceedings, and expenses related to consolidated investments. Our efficiency ratio (total operating expenses divided by total net revenues) for the first quarter of 2020 was 73.9%, compared with 66.6% for the first quarter of 2019.
We returned $2.38 billion of capital to common shareholders during the first quarter of 2020, including $1.93 billion of common share repurchases and $449 million of common stock dividends. As of March 2020, our Common Equity Tier 1 (CET1) capital ratio as calculated in accordance with the Advanced Capital Rules was 12.3% and as calculated in accordance with the Standardized Capital Rules was 12.5%. See Note 20 to the consolidated financial statements for further information about our capital ratios.

97	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Business Environment
The beginning of the first quarter of 2020 was characterized by favorable market conditions, reflecting continued economic growth and strong consumer sentiment. However, in March, the spread of
COVID-19
across the globe and the dramatic measures taken to contain it, including the temporary closures of non-essential
businesses and
stay-at-home
requirements, caused a sharp contraction in global economic activity, high levels of volatility across most financial assets and global markets, an unprecedented decline in global equity prices, and a significant widening of credit spreads. Global central banks responded quickly with accommodative monetary policy by reducing policy interest rates and increasing large scale asset purchases, and the establishment of a number of facilities to support the functioning of markets and to provide liquidity to the market. In addition, governments globally intervened with fiscal policy to mitigate the impact, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the U.S., which aimed to provide economic relief to businesses and individuals.
The beginning of the second quarter of 2020 continued to be impacted by the
COVID-19
pandemic, reflecting continued declines in recent economic indicators, particularly in advanced economies, and a historic increase in initial jobless claims in the U.S. To alleviate the economic impact, global central banks continued their quantitative easing, while signaling that they would do more if needed, and the U.S. government approved additional fiscal measures to support small businesses and individuals. This intervention helped equity prices recover and credit spreads tighten moderately compared
with the end of the first quarter of 2020. However, the pace of industry-wide announced mergers and acquisitions activity has slowed, volatility in the equity markets, although declining, has remained elevated, and commodities markets experienced significant turmoil, as oil prices declined significantly due to an unprecedented surplus in net supply. See “Results of Operations — Segment Operating Results” for further information about the operating environment for each of our business segments.
Critical Accounting Policies
Fair Value
Fair Value Hierarchy.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.8% as of March 2020 and 2.3% as of December 2019, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•	Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.

Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs March 2020 Form 10-Q	98

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

•
External Price Comparison.
Valuations and prices are compared to pricing data obtained from third parties (e.g., brokers or dealers, IHS Markit, Bloomberg, IDC, TRACE). Data obtained from various sources is compared to ensure consistency and validity. When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is generally given to executable quotations.

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
Allowance for Credit Losses
We estimate and record an allowance for credit losses related to our loans held for investment and accounted for at amortized cost. We adopted ASU No.
 2016-13
in January 2020, which replaced the probable incurred credit loss model for recognizing credit losses with the current expected credit losses (CECL) model. As a result, our allowance for credit losses effective January 2020, reflects our estimate of credit losses over the remaining expected life of such loans and also takes into account forecasts of future economic conditions. See Note 3 to the consolidated financial statements for further information about adoption of ASU No.
 2016-13.
To determine the allowance for credit losses, we classify our loans into wholesale and retail portfolios. These portfolios represent the level at which we have developed and documented our methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and asset-specific basis for loans that do not share similar risk characteristics. The determination of allowance for credit losses entails significant judgment on various risk factors, including industry default and loss data, current macroeconomic indicators, borrower’s capacity to meet its financial obligations, borrower’s country of risk, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include loan-to-value
ratio, debt service ratio and home price index. Risk factors for installment and credit card loans include Fair Isaac Corporation (FICO) credit scores and delinquency status.

99	Goldman Sachs March 2020 Form 10-Q

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
Use of Estimates
U.S. GAAP requires us to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the allowance for credit losses on loans and lending commitments held for investment and accounted for at amortized cost, the use of estimates and assumptions is also important in determining discretionary compensation accruals, the accounting for goodwill and identifiable intangible assets, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and provisions for losses that may arise from tax audits.
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

Goldman Sachs March 2020 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of the 2019 Form
 10-K
for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March

$ in millions, except per share amounts	2020	2019
Net revenues	$8,743	$8,807
Pre-tax earnings	$1,348	$2,719
Net earnings	$1,213	$2,251
Net earnings to common	$1,123	$2,182
Diluted earnings per common share	$ 3.11	$ 5.71
Annualized ROE	5.7%	11.1%
Annualized ROTE	6.0%	11.7%
Annualized net earnings to average total assets	0.5%	0.9%
Annualized return on average total shareholders’ equity	5.4%	10.0%
Average equity to average assets	8.6%	9.4%
Dividend payout ratio	40.2%	14.0%

In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

•	Annualized ROE is calculated by dividing annualized net earnings to common by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Annualized return on average tangible common shareholders’ equity (ROTE) is calculated by dividing annualized net earnings to common by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are
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

	Average for the Three Months Ended March

$ in millions	2020	2019
Total shareholders’ equity	$ 90,466	$ 89,628
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	$ 79,263	$ 78,425
Goodwill and identifiable intangible assets	(4,821)	(4,096)
Tangible common shareholders’ equity	$ 74,442	$ 74,329

Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March

$ in millions	2020	2019
Investment banking	$1,742	$1,618
Investment management	1,768	1,436
Commissions and fees	1,020	745
Market making	3,682	2,723
Other principal transactions	(782)	1,067
Total non-interest revenues	7,430	7,589
Interest income	4,750	5,597
Interest expense	3,437	4,379
Net interest income	1,313	1,218
Total net revenues	$8,743	$8,807

In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

101	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•	Investment management consists of revenues (excluding net interest) from providing asset management services across all major asset classes to a diverse set of asset management clients (included in our Asset Management segment), as well as asset management services, wealth advisory services and certain transaction services for wealth management clients (included in our Consumer & Wealth Management segment).

•	Commissions and fees consists of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter
(OTC) transactions. These activities are included in our Global Markets and Consumer & Wealth Management segments.

•	Market making consists of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in our Global Markets segment.

•	Other principal transactions consists of revenues (excluding net interest) from our equity investing activities, including revenues related to our consolidated investments (included in our Asset Management segment), and lending activities (included across our four segments).

Operating Environment.
The beginning of the first quarter of 2020 was characterized by favorable market conditions, reflecting continued economic growth and strong consumer sentiment. However, in March, the spread of
COVID-19
across the globe caused a sharp contraction in global economic activity, high levels of volatility across most financial assets and global markets, an unprecedented decline in global equity prices, and a significant widening of credit spreads. Market-making activities operated in an environment characterized by strong client activity and higher levels of volatility compared with the fourth quarter of 2019, as clients reacted to the significant decline in near-term global economic activity and the accommodative monetary policies set by global central banks. Investment banking activities reflected decreases in industry-wide announced and completed mergers and acquisitions activity and industry-wide equity underwriting transactions, while industry-wide investment-grade activity increased. Credit spreads widened during the first quarter of 2020 and global equity markets were lower compared with the end of the fourth quarter of 2019.
If the COVID-19 pandemic persists, it may lead to a decline in market-making activity levels, continued declines in investment banking transaction levels, global equity markets and assets under supervision, and the further widening of credit spreads. As a result, net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended March 2020 versus March 2019
Net revenues in the consolidated statements of earnings were $8.74 billion for the first quarter of 2020, essentially unchanged compared with the first quarter of 2019, reflecting significant net losses in other principal transactions, largely offset by significantly higher market marking revenues, investment management revenues and commissions and fees, and higher investment banking revenues and net interest income.
Non-Interest Revenues.
Investment banking revenues in the consolidated statements of earnings were $1.74 billion for the first quarter of 2020, 8% higher than the first quarter of 2019. Revenues in underwriting were significantly higher, due to significantly higher revenues in equity underwriting, primarily from initial public offerings and convertible offerings, and in debt underwriting, driven by asset-backed and leveraged finance activity. This increase was partially offset by lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $1.77 billion for the first quarter of 2020, 23% higher than the first quarter of 2019, due to significantly higher incentive fees, driven by harvesting, and higher management and other fees (including the impact of the consolidation of United Capital Financial Partners, Inc. (United Capital)), reflecting the impact of higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Commissions and fees in the consolidated statements of earnings were $1.02 billion for the first quarter of 2020, 37% higher than the first quarter of 2019, reflecting an increase in our listed cash equity, options and futures volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $3.68 billion for the first quarter of 2020, 35% higher than the first quarter of 2019, primarily due to significantly higher revenues in interest rate products, equity products and currencies, and higher revenues in commodities and credit products, partially offset by significantly lower results in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $(782) million for the first quarter of 2020, compared with $1.07 billion for the first quarter of 2019, reflecting significant net losses across debt securities, as well as significant mark-to-market
net losses from investments in public equities and significantly lower net gains from investments in private equities. These decreases were partially offset by significantly higher revenues related to relationship lending activities, reflecting the impact of changes in credit spreads on hedges.

Goldman Sachs March 2020 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.31 billion for the first quarter of 2020, 8% higher than the first quarter of 2019, reflecting a decrease in interest expense primarily related to other interest-bearing liabilities, long-term borrowings, collateralized financing and deposits as a result of lower interest rates, partially offset by the impact of higher average balances for deposits. The decrease in interest expense is partially offset by a decrease in interest income primarily related to collateralized agreements, deposits with banks and other interest-earning assets reflecting the impact of lower interest rates, partially offset by trading assets reflecting an impact of higher average balances. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended March

$ in millions	2020	2019
Provision for credit losses	$937	$224

Three Months Ended March 2020 versus March 2019.
Provision for credit losses in the consolidated statements of earnings was $937 million for the first quarter of 2020, compared with $224 million for the first quarter of 2019, primarily due to significantly higher provisions related to corporate loans reflecting continued pressure in the energy sector and the impact of the
COVID-19
pandemic on the broader economic environment. In addition, the first quarter of 2020 included provisions related to growth in corporate loans and credit card loans, and the impact of accounting for credit losses under the CECL standard. See Note 3 to the consolidated financial statements for further information about ASU No.
 2016-13.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March

$ in millions	2020	2019
Compensation and benefits	$ 3,235	$ 3,259
Brokerage, clearing, exchange and distribution fees	975	762
Market development	153	184
Communications and technology	321	286
Depreciation and amortization	437	368
Occupancy	238	225
Professional fees	347	298
Other expenses	752	482
Total operating expenses	$ 6,458	$ 5,864
Headcount at period-end	38,500	35,900

Three Months Ended March 2020 versus March 2019.
Operating expenses in the consolidated statements of earnings were $6.46 billion for the first quarter of 2020, 10% higher than the first quarter of 2019. Our efficiency ratio (total operating expenses divided by total net revenues) for the first quarter of 2020 was 73.9%, compared with 66.6% for the first quarter of 2019.
The increase in operating expenses compared with the first quarter of 2019 was primarily due to significantly higher brokerage, clearing, exchange and distribution fees (reflecting an increase in activity levels), net provisions for litigation and regulatory proceedings, and expenses related to consolidated investments, including impairments (increase was primarily in depreciation and amortization, occupancy and other expenses). In addition, technology expenses and professional fees were higher. The first quarter of 2020 also included higher expenses related to our credit card activities (increases were primarily in professional fees and other expenses) and the impact of the consolidation of United Capital. Compensation and benefits expenses were essentially unchanged, while market development expenses were lower.
Net provisions for litigation and regulatory proceedings for the first quarter of 2020 were $184 million compared with $37 million for the first quarter of 2019.
As of March 2020, headcount was essentially unchanged compared with the end of 2019.

103	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective income tax rate for the first quarter of 2020 was 10.0%, down from the full year tax rate of 20.0% for 2019, primarily due to tax benefits on the settlement of employee share-based awards and the impact of lower pre-tax
earnings on permanent tax benefits in the first quarter of 2020.
The CARES Act was enacted on March 27, 2020. The CARES Act includes retroactive and prospective provisions enacted to provide income tax relief and liquidity to businesses affected by the
COVID-19
pandemic. The legislation includes corporate income tax provisions that temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations and allow accelerated depreciation deductions on certain asset improvements. The CARES Act did not have a material impact on our effective tax rate for the first quarter of 2020.
The U.S. Internal Revenue Service and the U.S. Department of the Treasury have released final and proposed regulations relating to the implementation of Global Intangible Low Taxed Income and Base Erosion and Anti-Abuse Tax. These final and proposed regulations did not have a material impact on our effective tax rate for the first quarter of 2020.
On March 19, 2020, the U.K. government published Finance Bill
2019-21
(Finance Bill). The Finance Bill includes a repeal of a previously enacted two percentage point decrease in the corporate income tax rate that was scheduled to become effective April 1, 2020. Following Royal Assent, the Finance Bill will be enacted as Finance Act 2020. The impact of this legislation on our provision for income taxes and income tax assets and liabilities will be recognized upon enactment. We do not expect this legislation to have a material impact on our effective tax rate for 2020.
Based on the first quarter of 2020, we expect our 2020 tax rate to be below 20%, excluding the impact of any non-deductible
litigation.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	March 2020	December 2019
Investment Banking	$ 105,059	$ 92,009
Global Markets	800,476	725,060
Asset Management	92,636	92,102
Consumer & Wealth Management	91,585	83,797
Total	$1,089,756	$992,968

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
Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended March

$ in millions	2020	2019
Investment Banking
Net revenues	$ 2,184	$ 1,746
Provision for credit losses	622	86
Operating expenses	1,169	1,005
Pre-tax earnings	$ 393	$ 655
Net earnings to common	$ 343	$ 535
Average common equity	$11,308	$11,496
Return on average common equity	12.1%	18.6%
Global Markets
Net revenues	$ 5,163	$ 4,040
Provision for credit losses	68	3
Operating expenses	2,847	2,748
Pre-tax earnings	$ 2,248	$ 1,289
Net earnings to common	$ 1,964	$ 1,020
Average common equity	$39,797	$40,705
Return on average common equity	19.7%	10.0%
Asset Management
Net revenues	$ (96)	$ 1,793
Provision for credit losses	79	13
Operating expenses	1,198	1,103
Pre-tax earnings/(loss)	$ (1,373)	$ 677
Net earnings/(loss) to common	$ (1,250)	$ 549
Average common equity	$21,156	$20,365
Return on average common equity	(23.6)%	10.8%
Consumer & Wealth Management
Net revenues	$ 1,492	$ 1,228
Provision for credit losses	168	122
Operating expenses	1,244	1,008
Pre-tax earnings	$ 80	$ 98
Net earnings to common	$ 66	$ 78
Average common equity	$ 7,002	$ 5,859
Return on average common equity	3.8%	5.3%
Total net revenues	$ 8,743	$ 8,807
Total provision for credit losses	937	224
Total operating expenses	6,458	5,864
Total pre-tax earnings	$ 1,348	$ 2,719
Net earnings to common	$ 1,123	$ 2,182
Average common equity	$79,263	$78,425
Return on average common equity	5.7%	11.1%

Goldman Sachs March 2020 Form 10-Q	104

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

•	Corporate lending. Includes lending to corporate clients, including middle-market lending, relationship lending and acquisition financing.

The table below presents our Investment Banking assets.

	As of

$ in millions	March 2020	December 2019
Cash and cash equivalents	$ 15,425	$25,301
Collateralized agreements	21,305	13,376
Customer and other receivables	3,469	3,576
Trading assets	15,585	20,737
Investments	696	854
Loans	46,947	26,565
Other assets	1,632	1,600
Total assets	$105,059	$92,009

The table below presents our Investment Banking operating results.

	Three Months Ended March

$ in millions	2020	2019
Financial advisory	$ 781	$ 874

Equity underwriting	378	262
Debt underwriting	583	482
Underwriting	961	744

Corporate lending	442	128
Net revenues	2,184	1,746
Provision for credit losses	622	86
Operating expenses	1,169	1,005
Pre-tax earnings	393	655
Provision for taxes	39	112
Net earnings	354	543
Preferred stock dividends	11	8
Net earnings to common	$ 343	$ 535

Average common equity	$11,308	$11,496
Return on average common equity	12.1%	18.6%

The table below presents our financial advisory and underwriting transaction volumes.

Three Months Ended March

$ in billions	2020	2019
Announced mergers and acquisitions	$ 245	$ 393
Completed mergers and acquisitions	$ 196	$ 372
Equity and equity-related offerings	$ 12	$ 16
Debt offerings	$ 91	$ 70

In the table above:

•	Volumes are per Dealogic.

•	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

•	Equity and equity-related offerings includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

•	Debt offerings includes
non-convertible
preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues and excludes leveraged loans.

105	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment.
During the first quarter of 2020, investment banking activity was negatively impacted by the economic uncertainty related to the
COVID-19
pandemic. Industry-wide announced and completed mergers and acquisitions activity decreased compared with the fourth quarter of 2019. In underwriting, industry-wide equity underwriting transactions decreased, reflecting a decline in initial public offerings, and industry-wide debt underwriting activity reflected a decrease in acquisition-related financing, but a significant increase in investment-grade activity, all compared with the fourth quarter of 2019. In credit markets, spreads widened, particularly towards the end of the quarter, and corporate clients borrowed under revolving lines of credit to address liquidity needs. In the future, if industry-wide mergers and acquisitions transactions, equity underwriting transactions or debt underwriting transactions continue to decline, or credit spreads tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, a continued deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
Three Months Ended March
 2020 versus March
 2019.
Net revenues in Investment Banking were $2.18 billion for the first quarter of 2020, 25% higher than the first quarter of 2019, reflecting significantly higher net revenues in Corporate lending and Underwriting, partially offset by lower net revenues in Financial advisory.
The increase in Corporate lending net revenues was due to significantly higher net revenues related to relationship lending activities, reflecting the impact of changes in credit spreads on hedges. The first quarter of 2020 included approximately $375 million of net gains related to these hedges. The increase in Underwriting net revenues was due to significantly higher net revenues in Equity underwriting, primarily from initial public offerings and convertible offerings, and in Debt underwriting, driven by asset-backed and leveraged finance activity. The decrease in Financial advisory net revenues reflected a decrease in industry-wide completed mergers and acquisitions transactions.
Provision for credit losses was $622 million for the first quarter of 2020, compared with $86 million for the first quarter of 2019, primarily due to draws on committed corporate lines, continued pressure in the energy sector, and the impact of the
COVID-19
pandemic on the broader economic environment. In addition, the first quarter of 2020 included the impact of accounting for credit losses under the CECL standard. See Note 3 to the consolidated financial statements for further information about ASU No.
 2016-13.
Operating expenses were $1.17 billion for the first quarter of 2020, 16% higher than the first quarter of 2019, primarily due to higher net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $393 million for the first quarter of 2020, 40% lower than the first quarter of 2019.
As of March 2020, our investment banking transaction backlog decreased compared with December 2019, due to lower estimated net revenues from potential advisory transactions and potential debt underwriting transactions, particularly from acquisition-related financing. These decreases were partially offset by higher estimated net revenues from potential equity underwriting transactions, primarily from secondary and initial public offerings.
Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not. We believe changes in our investment banking transaction backlog may be a useful indicator of client activity levels which, over the long term, impact our net revenues. However, the time frame for completion and corresponding revenue recognition of transactions in our backlog varies based on the nature of the assignment, as certain transactions may remain in our backlog for longer periods of time, which we expect to occur in light of the impact of the COVID-19 pandemic on mergers and acquisitions. In addition, our transaction backlog is subject to certain limitations, such as assumptions about the likelihood that individual client transactions will occur in the future. Transactions may be cancelled or modified, and transactions not included in the estimate may also occur.
Global Markets
Our Global Markets segment consists of:
FICC
.
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
Currencies.
Currency options, spot/forwards and other derivatives on
G-10
currencies and emerging-market products.

Goldman Sachs March 2020 Form 10-Q	106

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

107	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Global Markets assets.

	As of

$ in millions	March 2020	December 2019
Cash and cash equivalents	$ 68,511	$ 82,819
Collateralized agreements	207,297	196,278
Customer and other receivables	109,941	63,277
Trading assets	341,644	316,242
Investments	33,774	25,937
Loans	30,272	31,111
Other assets	9,037	9,396
Total assets	$800,476	$725,060

The table below presents our Global Markets operating results.

	Three Months Ended March

$ in millions	2020	2019
FICC intermediation	$ 2,537	$ 1,872
FICC financing	432	366
FICC	2,969	2,238

Equities intermediation	1,528	1,161
Equities financing	666	641
Equities	2,194	1,802
Net revenues	5,163	4,040
Provision for credit losses	68	3
Operating expenses	2,847	2,748
Pre-tax earnings	2,248	1,289
Provision for taxes	225	221
Net earnings	2,023	1,068
Preferred stock dividends	59	48
Net earnings to common	$ 1,964	$ 1,020

Average common equity	$ 39,797	$ 40,705
Return on average common equity	19.7%	10.0%

In the table above, net revenues for the three months ended March 2020 included gains of approximately $180 million (of the total gains of approximately $265 million for the firm) related to sales of available-for-sale
securities, of which approximately 50% was recorded in each of FICC and Equities.
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended March 2020
Market making	$2,334	$1,348	$3,682
Commissions and fees	–	980	980
Other principal transactions	(20)	10	(10)
Net interest income	655	(144)	511
Total net revenues	$2,969	$2,194	$5,163
Three Months Ended March 2019
Market making	$1,702	$1,021	$2,723
Commissions and fees	–	714	714
Other principal transactions	11	35	46
Net interest income	525	32	557
Total net revenues	$2,238	$1,802	$4,040

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•	See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.

Operating Environment.
During the first quarter of 2020, Global Markets operated in an environment characterized by strong client activity and higher levels of volatility compared with the fourth quarter of 2019. The average daily VIX for the first quarter of 2020 increased to 30 (and peaked at 83 in March), compared with 14 for the fourth quarter of 2019. The increase in client activity and volatility was due to the risks from the
COVID-19
pandemic as clients reacted to the significant decline in near-term global economic activity and the accommodative monetary policies set by global central banks. Global equity markets decreased during the first quarter of 2020 (with the MSCI World Index down 22%) and credit spreads widened (with U.S. investment-grade wider by approximately 150 basis points and high-yield credit spreads wider by approximately 375 basis points), both particularly towards the end of the quarter. If macroeconomic concerns lead to a decline in activity levels or volatility, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended March
 2020 versus March
 2019.
Net revenues in Global Markets were $5.16 billion for the first quarter of 2020, 28% higher than the first quarter of 2019.
Net revenues in FICC were $2.97 billion, 33% higher than the first quarter of 2019, due to significantly higher net revenues in FICC intermediation, reflecting significantly higher client activity, partially offset by the impact of challenging market-making conditions on our inventory, and higher net revenues in FICC financing, driven by repurchase agreements.
The following provides information about our FICC intermediation net revenues by business, compared with results in the first quarter of 2019:

•	Net revenues in currencies were significantly higher, driven by higher client activity.

•	Net revenues in credit products were significantly higher and commodities were higher, reflecting higher client activity, partially offset by the impact of challenging market-making conditions on our inventory.

•	Net revenues in interest rate products were slightly higher, reflecting higher client activity, largely offset by the impact of challenging market-making conditions on our inventory.

Goldman Sachs March 2020 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•	Net revenues in mortgages were significantly lower, driven by the impact of challenging market-making conditions on our inventory.

Net revenues in Equities were $2.19 billion, 22% higher than the first quarter of 2019, due to significantly higher net revenues in Equities intermediation, driven by derivatives, and slightly higher net revenues in Equities financing, reflecting higher average customer balances.
Provision for credit losses was $68 million for the first quarter of 2020, compared with $3 million for the first quarter of 2019, reflecting the impact of the
COVID-19
pandemic on the broader economic environment.
Operating expenses were $2.85 billion for the first quarter of 2020, 4% higher than the first quarter of 2019, due to significantly higher brokerage, clearing, exchange and distribution fees and higher net provisions for litigation and regulatory proceedings, partially offset by decreased compensation and benefits expenses.
Pre-tax
earnings were $2.25 billion for the first quarter of 2020, 74% higher than the first quarter of 2019.
Asset Management
We manage client assets across a broad range of investment strategies and asset classes for a diverse set of institutional clients and a network of third-party distributors around the world, including equity, fixed income and alternative investments. We provide investment solutions including those managed on a fiduciary basis by our portfolio managers, as well as those managed by a variety of third-party managers. We offer our investment solutions in a variety of structures, including separately managed accounts, mutual funds, private partnerships and other comingled vehicles. These solutions begin with identifying clients’ objectives and continue through portfolio construction, ongoing asset allocation and risk management and investment realization.
In addition to managing client assets, we invest in alternative investments across a range of asset classes that seek to deliver long-term accretive risk-adjusted returns. Our investing activities, which are typically longer term, include investments in corporate equity, credit, real estate and infrastructure assets.
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

•
Equity investments.
Our alternative investing activities relate to public and private equity investments in corporate, real estate and infrastructure assets. We also make investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities.

•
Lending and debt investments.
We invest in corporate debt and provide financing for real estate and other assets. These activities include investments in mezzanine debt, senior debt and distressed debt securities.

The table below presents our Asset Management assets.

	As of

$ in millions	March 2020	December 2019
Cash and cash equivalents	$ 5,336	$ 6,756
Collateralized agreements	7,011	3,433
Customer and other receivables	1,880	1,579
Trading assets	5,035	5,266
Investments	34,176	37,096
Loans	16,246	17,101
Other assets	22,952	20,871
Total assets	$ 92,636	$92,102

The table below presents our Asset Management operating results.

	Three Months Ended March

$ in millions	2020	2019
Management and other fees	$ 640	$ 607
Incentive fees	154	30
Equity investments	(22)	805
Lending and debt investments	(868)	351
Net revenues	(96)	1,793
Provision for credit losses	79	13
Operating expenses	1,198	1,103
Pre-tax earnings/(loss)	(1,373)	677
Provision/(benefit) for taxes	(137)	118
Net earnings/(loss)	(1,236)	559
Preferred stock dividends	14	10
Net earnings/(loss) to common	$ (1,250)	$ 549

Average common equity	$ 21,156	$20,365
Return on average common equity	(23.6)%	10.8%

109	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment.
During the first quarter of 2020, macroeconomic concerns from the
COVID-19
pandemic led to lower global equity prices and wider credit spreads, particularly in March, compared to the end of the fourth quarter of 2019, as well as uncertainty in the economic outlook. If the COVID-19 pandemic persists, asset prices may continue to decline, credit spreads may continue to widen, investors may continue to favor asset classes that typically generate lower fees and investors may withdraw their assets. As a result, net revenues in Asset Management would likely continue to be negatively impacted.
Three Months Ended March
 2020 versus March
 2019.
Net revenues in Asset Management were $(96) million for the first quarter of 2020, compared with $1.79 billion for the first quarter of 2019, reflecting significant net losses in Lending and debt investments and net losses in Equity investments. These decreases were partially offset by significantly higher Incentive fees and higher Management and other fees from our institutional and third-party distribution asset management clients.
As a result of the challenging operating environment, Lending and debt investments reflected significant net losses across debt securities, particularly within our private credit group and multi-strategy investing portfolios. Equity investments reflected $484 million in mark-
to-market
net losses from investments in public equities partially offset by $462 million of net gains from investments in private equities. The results from investments in private equities included approximately $775 million of net gains from pending and completed sales and approximately $200 million of operating net revenues from CIEs, partially offset by approximately $500 million of mark-downs. Net revenues in Equity investments for the first quarter of 2020 included net losses of $573 million from corporate investments, which were largely offset by net gains of $551 million from real estate investments.
The increase in Incentive fees was driven by harvesting and the increase in Management and other fees reflected the impact of higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Provision for credit losses was $79 million for the first quarter of 2020, compared with $13 million for the first quarter of 2019, reflecting the impact of the
COVID-19
pandemic on the broader economic environment.
Operating expenses were $1.20 billion for the first quarter of 2020, 9% higher than the first quarter of 2019, due to higher expenses related to consolidated investments, including impairments.
Pre-tax
loss was $1.37 billion for the first quarter of 2020, compared with pre-tax
earnings of $677 million for the first quarter of 2019.
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
Wealth management generates revenues from the following:

•
Management and other fees.
Includes fees related to managing assets, providing investing and wealth advisory solutions, providing financial planning and counseling services via our subsidiary, The Ayco Company, L.P., and executing brokerage transactions for wealth management clients.

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

•	Private banking and lending. Includes interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

Goldman Sachs March 2020 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Consumer Banking.
Our Consumer banking business issues unsecured loans, through Marcus and credit cards to finance the purchases of goods or services. We also accept deposits through Marcus, primarily through Goldman Sachs Bank USA (GS Bank USA) and Goldman Sachs International Bank (GSIB), that are used as a source of funding. These deposits include savings and time deposits which provide us with a diversified source of funding that reduces our reliance on wholesale funding.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income allocated to consumer deposits.
The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	March 2020	December 2019
Cash and cash equivalents	$16,217	$18,670
Collateralized agreements	18,390	8,675
Customer and other receivables	5,637	6,173
Trading assets	13,207	13,087
Investments	48	50
Loans	34,988	34,127
Other assets	3,098	3,015
Total assets	$91,585	$83,797

The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended March

$ in millions	2020	2019
Management and other fees	$ 959	$ 794
Incentive fees	69	28
Private banking and lending	182	203
Wealth management	1,210	1,025
Consumer banking	282	203
Net revenues	1,492	1,228
Provision for credit losses	168	122
Operating expenses	1,244	1,008
Pre-tax earnings	80	98
Provision for taxes	8	17
Net earnings	72	81
Preferred stock dividends	6	3
Net earnings to common	$ 66	$ 78
Average common equity	$ 7,002	$ 5,859
Return on average common equity	3.8%	5.3%

Operating Environment.
During the first quarter of 2020, macroeconomic concerns from the
COVID-19
pandemic led to lower global equity prices, particularly in March, compared to the end of the fourth quarter of 2019, which affected the market levels of our long-term assets under supervision. Our consumer banking activities reflected continued increases in deposits, while loan balances remained stable. If the COVID-19 pandemic persists, asset prices may continue to decline, investors may continue to favor asset classes that typically generate lower fees, investors may withdraw their assets and consumers may withdraw their deposits or consumer credit may deteriorate. As a result, net revenues and the provision for credit losses in Consumer & Wealth Management would likely continue to be negatively impacted.
Three Months Ended March
 2020 and March
 2019.
Net revenues in Consumer & Wealth Management were $1.49 billion for the first quarter of 2020, 21% higher than the first quarter of 2019.
Net revenues in Wealth management were $1.21 billion, 18% higher than the first quarter of 2019, due to significantly higher Management and other fees (including the impact of the consolidation of United Capital), primarily reflecting higher average assets under supervision and higher transaction volumes, and higher Incentive fees. Net revenues in Private banking and lending were lower compared with the first quarter of 2019.
Net revenues in Consumer banking were $282 million, 39% higher than the first quarter of 2019, driven by higher net interest income, primarily reflecting an increase in deposit balances and the addition of credit card loans.
Provision for credit losses was $168 million for the first quarter of 2020, 38% higher than the first quarter of 2019, as the first quarter of 2020 included provisions related to credit card loans.
Operating expenses were $1.24 billion for the first quarter of 2020, 23% higher than the first quarter of 2019, primarily due to the impact of the consolidation of United Capital and higher expenses related to our credit card activities.
Pre-tax
earnings were $80 million for the first quarter of 2020, 18% lower than the first quarter of 2019.

111	Goldman Sachs March 2020 Form 10-Q

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
The table below presents information about our firmwide
period-end
assets under supervision by segment, asset class, distribution channel, region and vehicle.

	As of March

$ in billions	2020	2019
Segment
Asset Management	$1,309	$1,117
Consumer & Wealth Management	509	482
Total AUS	$1,818	$1,599
Asset Class
Alternative investments	$ 178	$ 172
Equity	335	335
Fixed income	771	717
Total long-term AUS	1,284	1,224
Liquidity products	534	375
Total AUS	$1,818	$1,599
Distribution Channel
Institutional	$ 657	$ 620
Wealth management	509	482
Third-party distributed	652	497
Total AUS	$1,818	$1,599
Region
Americas	$1,396	$1,183
EMEA	264	255
Asia	158	161
Total AUS	$1,818	$1,599
Vehicle
Separate accounts	$1,001	$ 927
Public funds	622	510
Private funds and other	195	162
Total AUS	$1,818	$1,599

In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.

Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based
fees) we earned on our firmwide assets under supervision was 31 basis points for the three months ended March 2020 and 33 basis points for the three months ended March 2019. This decrease primarily reflected shifts in the mix of client assets and strategies.

We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $1.58 billion as of March 2020 and $1.63 billion as of December 2019. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets of the funds.
The table below presents changes in our assets under supervision.

	Three Months Ended March

$ in billions	2020	2019
Asset Management
Beginning balance	$1,298	$1,087
Net inflows/(outflows):
Alternative investments	(1)	–
Equity	2	3
Fixed income	7	18
Total long-term AUS net inflows/(outflows)	8	21
Liquidity products	66	(25)
Total AUS net inflows/(outflows)	74	(4)
Net market appreciation/(depreciation)	(63)	34
Ending balance	$1,309	$1,117
Consumer & Wealth Management
Beginning balance	$ 561	$ 455
Net inflows/(outflows):
Alternative investments	–	1
Equity	1	(4)
Fixed income	(8)	2
Total long-term AUS net inflows/(outflows)	(7)	(1)
Liquidity products	6	3
Total AUS net inflows/(outflows)	(1)	2
Net market appreciation/(depreciation)	(51)	25
Ending balance	$ 509	$ 482
Firmwide
Beginning balance	$1,859	$1,542
Net inflows/(outflows):
Alternative investments	(1)	1
Equity	3	(1)
Fixed income	(1)	20
Total long-term AUS net inflows/(outflows)	1	20
Liquidity products	72	(22)
Total AUS net inflows/(outflows)	73	(2)
Net market appreciation/(depreciation)	(114)	59
Ending balance	$1,818	$1,599

Goldman Sachs March 2020 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our average monthly firmwide assets under supervision by segment and asset class.

	Average for the Three Months Ended March

$ in billions	2020	2019
Segment
Asset Management	$1,295	$1,102
Consumer & Wealth Management	546	474
Total AUS	$1,841	$1,576
Asset Class
Alternative investments	$ 183	$ 170
Equity	392	324
Fixed income	796	693
Total long-term AUS	1,371	1,187
Liquidity products	470	389
Total AUS	$1,841	$1,576
In addition to our assets under supervision, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
The table below presents information about our assets under supervision for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of March 2020
Corporate equity	$ 80	$ 40	$120
Credit	15	49	64
Real estate	13	45	58
Hedge funds and multi-asset	70	1	71
Other	–	1	1
Total	$178	$136	$314
As of March 2019
Corporate equity	$ 73	$ 39	$112
Credit	12	45	57
Real estate	10	43	53
Hedge funds and multi-asset	77	1	78
Other	–	1	1
Total	$172	$129	$301
In the table above:

•	Substantially all corporate equity is private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $31 billion as of March 2020 and $24 billion as of March 2019.

•
Non-fee-earning
alternative assets primarily includes investments that we hold on our balance sheet, our unfunded commitments, unfunded commitments of our clients (where we do not charge fees on commitments), credit facilities collateralized by fund assets and employee funds. Our calculation of non-fee-earning
alternative assets may not be comparable to similar calculations used by other companies.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity	Other assets	Total
As of March 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	10	–	–	18
Real estate	8	3	5	19	35
Other	–	–	–	1	1
Total	$16	$13	$21	$20	$70
As of March 2019
Corporate equity	$ –	$ –	$18	$ –	$18
Credit	6	8	–	–	14
Real estate	8	3	4	15	30
Other	–	–	–	1	1
Total	$14	$11	$22	$16	$63
In the table above:

•	Corporate equity includes private equity positions of $14 billion as of March 2020 and $17 billion as of March 2019. Corporate equity also includes public equity positions that converted from private equity upon the initial public offering of the underlying company of $2 billion as of March 2020 and $1 billion as of March 2019.

•	Other assets represents investments held by CIEs, which were funded with liabilities of approximately $11 billion as of March 2020 and $8 billion as of March 2019. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents information about our equity investments by vintage.

$ in billions	As of March 2020
Equity investments	$21
2013 or earlier	36%
2014 - 2016	37%
2017 - thereafter	27%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

113	Goldman Sachs March 2020 Form 10-Q

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

Goldman Sachs March 2020 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of March 2020, total assets in our consolidated balance sheets were $1.09 trillion, an increase of $96.79 billion from December 2019, primarily reflecting increases in customer and other receivables of $46.32 billion, collateralized agreements of $32.24 billion, trading assets of $20.14 billion, and loans of $19.55 billion, partially offset by a decrease in cash and cash equivalents of $28.06 billion. The increase in customer and other receivables primarily reflected higher client activity. The net increase in collateralized agreements reflected the impact of our activities and our clients’ activities. The increase in trading assets primarily reflected the impact of interest rate and currency movements in derivative instruments. The increase in loans primarily reflected an increase in corporate loans, partially offset by a decrease in residential real estate loans. The decrease in cash and cash equivalents primarily reflected our activities.
As of March 2020, total liabilities in our consolidated balance sheets were $997.38 billion, an increase of $94.67 billion from December 2019, primarily reflecting increases in customer and other payables of $38.36 billion, deposits of $29.98 billion and trading liabilities of $27.52 billion. The increase in customer and other payables primarily reflected higher client activity. The increase in deposits primarily reflected increases in consumer, institutional and transaction banking deposits. The increase in trading liabilities reflected the impact of interest rate and currency movements in derivative instruments.
Our total repurchase agreements, accounted for as collateralized financings, were $95.86 billion as of March 2020 and $117.76 billion as of December 2019, which were 12% lower as of March 2020 and 32% higher as of December 2019 than the average daily amount of repurchase agreements over the respective quarters. As of March 2020, the decrease in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from lower levels of our activity and our clients’ activity at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of

$ in millions	March 2020	December 2019
Total assets	$1,089,756	$992,968
Unsecured long-term borrowings	$ 225,476	$207,076
Total shareholders’ equity	$ 92,379	$ 90,265
Leverage ratio	11.8x	11.0x
Debt to equity ratio	2.4x	2.3x
In the table above:

•	The leverage ratio equals total assets divided by total shareholders’ equity and measures the proportion of equity and debt we use to finance assets. This ratio is different from the leverage ratios included in Note 20 to the consolidated financial statements.

•	The debt-to-equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.
The table below presents information about our shareholders’ equity and book value per common share, including the reconciliation of common shareholders’ equity to tangible common shareholders’ equity.

	As of

$ in millions, except per share amounts	March 2020	December 2019
Total shareholders’ equity	$ 92,379	$ 90,265
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	81,176	79,062
Goodwill and identifiable intangible assets	(4,810)	(4,837)
Tangible common shareholders’ equity	$ 76,366	$ 74,225
Book value per common share	$ 228.21	$ 218.52
Tangible book value per common share	$ 214.69	$ 205.15
In the table above:

•	Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible common shareholders’ equity is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

•	Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 355.7 million as of March 2020 and 361.8 million as of December 2019. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

115	Goldman Sachs March 2020 Form 10-Q

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
The table below presents information about our funding sources.

	As of

$ in millions	March 2020		December 2019
Deposits	$219,994	31%	$190,019	28%
Collateralized financings	146,929	20%	152,018	22%
Unsecured short-term borrowings	37,148	5%	48,287	7%
Unsecured long-term borrowings	225,476	31%	207,076	30%
Total shareholders’ equity	92,379	13%	90,265	13%
Total	$721,926	100%	$687,665	100%
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
Deposits.
Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. We raise deposits, including savings, demand and time deposits, from consumers and institutional clients, and through internal and third-party broker-dealers, as well as transaction banking channels. Our deposits are primarily raised through GS Bank USA and GSIB. See Note 13 to the consolidated financial statements for further information about our deposits.
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations and funding through participation in Federal Reserve facilities, exceeded 120 days as of March 2020.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $4.03 billion as of March 2020 and $527 million as of December 2019.
In an effort to mitigate the financial impact of the
COVID-19
pandemic, central banks around the world have taken aggressive measures to increase liquidity. In the U.S., the Federal Reserve has taken a broad set of actions to support the functioning of financial markets. These actions by the Federal Reserve include establishing a Primary Dealer Credit Facility, which permits broker dealers to borrow against a wide array of collateral, and creating a Money Market Mutual Fund Liquidity Facility, under which banks that purchase assets from money market mutual funds can pledge those assets on a nonrecourse basis to the Federal Reserve. The banking sector, including us, has acted in support of the financial system through active participation in the Federal Reserve’s initiatives.

Goldman Sachs March 2020 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We also have access to funding through the Federal Reserve discount window. While we do not rely on this funding in our liquidity planning and stress testing, we accessed the Federal Reserve discount window during the first quarter of 2020, in line with the commitment announced alongside the nation’s other large banks. The discount window allows the Federal Reserve to lend directly to depository institutions to provide liquidity and stability to the banking system so that they can better serve their individual and corporate clients.
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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2020
2021	$ –	$8,754	$8,019	$7,880	$ 24,653
2022	$ 6,692	$6,106	$6,222	$6,094	25,114
2023	$10,043	$6,241	$7,986	$4,337	28,607
2024	$ 6,075	$4,049	$6,005	$3,033	19,162
2025	$ 7,038	$8,044	$4,418	$4,220	23,720
2026 - thereafter					104,220
Total					$225,476
The weighted average maturity of our unsecured long-term borrowings as of March 2020 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

117	Goldman Sachs March 2020 Form 10-Q

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
With respect to our 2019 CCAR submission, the FRB informed us that it did not object to our capital plan, which includes the return of up to $8.8 billion of capital from the third quarter of 2019 through the second quarter of 2020 (2019 CCAR cycle). The capital plan provides for up to $7.0 billion in repurchases of outstanding common stock and $1.8 billion in total common stock dividends, including an increase in our common stock dividend from $0.85 to $1.25 per share in the third quarter of 2019. During the third and fourth quarters of 2019 and first quarter of 2020, we returned a total of $6.13 billion of capital, including stock repurchases of $4.76 billion and common stock dividends of $1.37 billion. Due to the current market conditions, we, along with other member banks of the Financial Services Forum, have voluntarily decided to temporarily suspend stock repurchases through the end of the 2019 CCAR cycle, and we will continue to evaluate our share repurchases for the remainder of 2020 as circumstances related to the COVID-19 pandemic evolve.
We published a summary of our annual DFAST results in June 2019. See “Available Information.” We submitted our 2020 CCAR capital plan in April 2020 and expect to publish a summary of our annual DFAST results in June 2020. The FRB also conducts its own annual stress tests and publishes a summary of certain results.
GS Bank USA has its own capital planning process, but was not required to conduct its annual stress test in 2019.
Goldman Sachs International (GSI) and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.

Goldman Sachs March 2020 Form 10-Q	118

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
On July 15, 2019, the Board of Directors of Group Inc. (Board) authorized the repurchase of an additional 50 million shares of common stock pursuant to our existing share repurchase program; however, we are only permitted to make repurchases to the extent that such repurchases have not been objected to by the FRB. As of March 2020, the remaining share authorization under our existing repurchase program was 49.7 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form
 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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

119	Goldman Sachs March 2020 Form 10-Q

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
The capital requirements calculated in accordance with the Capital Framework include the risk-based capital buffers and
G-SIB
surcharge. The risk-based capital buffers, applicable to us for 2020, include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the
G-SIB
surcharge applicable to us for 2020 is 2.5% based on 2018 financial data and 2.5% for 2021 based on 2019 financial data. Based on financial data for the three months ended March 2020, our current estimate is that we are above the threshold for the 3.0%
G-SIB
surcharge. We expect that our
G-SIB
surcharge may remain above the 3% threshold over the next three years. This increase would be effective on January 1 of the year that is one full calendar year after the increased
G-SIB
surcharge is finalized. The
G-SIB
surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes. Our target CET1 capital ratio over the next three years is between 13.0% and 13.5% (including management buffers). This target reflects, among other things, our calculations based on the final stress capital buffer rule. See “Regulatory and Other Matters” for further information about the final rule.
See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.
TLAC
We are also subject to the FRB’s TLAC and related requirements. Failure to comply with the TLAC and related requirements could result in restrictions being imposed by the FRB and could limit our ability to repurchase shares, pay dividends and make certain discretionary compensation payments.
The table below presents TLAC and external long-term debt requirements.

Requirements
TLAC to RWAs	22.0%
TLAC to leverage exposure	9.5%
External long-term debt to RWAs	8.5%
External long-term debt to leverage exposure	4.5%

In the table above:

•	The TLAC to RWAs requirement includes (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the 1.5%
G-SIB
surcharge (Method 1) and (iv) the countercyclical capital buffer, which the FRB has set to zero percent.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.

The table below presents information about our TLAC and external long-term debt ratios.

	As of

$ in millions	March 2020	December 2019
TLAC	$ 248,729	$ 236,850
External long-term debt	$ 150,870	$ 141,770
RWAs	$ 605,926	$ 563,575
Leverage exposure	$1,438,866	$1,375,467
TLAC to RWAs	41.0%	42.0%
TLAC to leverage exposure	17.3%	17.2%
External long-term debt to RWAs	24.9%	25.2%
External long-term debt to leverage exposure	10.5%	10.3%

In the table above:

•	TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•	RWAs represent Advanced RWAs as of March 2020 and Standardized RWAs as of December 2019. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•	Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.

See “Business — Regulation” in Part I, Item 1 of the 2019 Form
 10-K
for further information about TLAC.

Goldman Sachs March 2020 Form 10-Q	120

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
of $18.66 billion as of March 2020 and $20.88 billion as of December 2019, which exceeded the amount required by $14.26 billion as of March 2020 and $18.15 billion as of December 2019. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule
 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both March 2020 and December 2019, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

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
The table below presents GSI’s risk-based capital requirements.

	As of

	March 2020	December 2019
Risk-based capital requirements
CET1 capital ratio	8.5%	8.8%
Tier 1 capital ratio	10.5%	10.8%
Total capital ratio	13.1%	13.4%

In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future. GSI’s future capital requirements may also be impacted by developments, such as the introduction of risk-based capital buffers.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	March 2020	December 2019
Risk-based capital and risk-weighted assets
CET1 capital	$ 24,475	$ 24,142
Tier 1 capital	$ 32,776	$ 32,442
Tier 2 capital	$ 5,318	$ 5,374
Total capital	$ 38,094	$ 37,816
RWAs	$236,840	$206,669
Risk-based capital ratios
CET1 capital ratio	10.3%	11.7%
Tier 1 capital ratio	13.8%	15.7%
Total capital ratio	16.1%	18.3%

In the table above, CET1 capital, Tier 1 capital and Total capital as of March 2020 excluded GSI’s undistributed profits from December 1, 2019 through March 31, 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA.
In November 2016, the European Commission proposed amendments to the CRR to implement a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance
sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. The required leverage ratio is expected to become effective for GSI on June 28, 2021. GSI had a leverage ratio of 4.3% as of March 2020 and 4.6% as of December 2019. GSI’s leverage ratio as of March 2020 excluded GSI’s undistributed profits from December 1, 2019 through March 31, 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.

121	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. As of March 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2020 and December 2019, these subsidiaries were in compliance with their local capital requirements.
Regulatory and Other Matters
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
Stress Capital Buffer.
In March 2020, the FRB released the stress capital buffer final rule, and it will begin to apply on October 1, 2020. In accordance with the final rule, our Standardized capital ratio requirements will include the stressed capital buffer, which will be measured as the difference between the starting and lowest projected CET1 capital ratio in the supervisory severely adverse stress scenario, as calculated by the FRB, including four quarters of planned common stock dividends, subject to a 2.5% floor. Under the rule, stress leverage requirements, as calculated by the FRB, have been eliminated.
Leverage Ratios.
In April 2020, the FRB released an interim final rule that provides an option for depository institution holding companies, such as Group Inc., to exclude U.S. Treasury securities holdings and deposits at the Federal Reserve from the calculation of total leverage exposure beginning April 1, 2020 through March 31, 2021. We have elected to exclude such instruments from our calculation of supplementary leverage ratio and TLAC leverage requirement for the applicable period.
See “Business — Regulation” in Part I, Item 1 of the 2019 Form
 10-K
for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
Other Matters
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
Based upon the existing
non-E.U.
country equivalence regimes, the E.U. and the U.K. have agreed to complete their assessments of equivalence by the end of June 2020. There is significant uncertainty as to the outcome of those assessments. We are monitoring the ongoing development related to Brexit and continue to prepare for a scenario where the U.K. financial services firms will lose access to E.U. markets on December 31, 2020 (a “hard” Brexit) while ensuring we remain flexible and well positioned to allow our clients to benefit from any more favorable scenarios. Our planning also recognizes that after the end of the transition period, we can rely on a degree of continuing access for our U.K. entities pursuant to national cross-border access regimes in certain jurisdictions (for example, based on specific licenses or exemptions). See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2019 Form
 10-K
for further information about our plan to manage a hard Brexit scenario.
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In addition, in light of
COVID-19,
the FCA, alongside the Bank of England and the members of the Working Group on Sterling Risk-Free Reference Rates, issued a statement reaffirming that firms cannot rely on LIBOR being published after 2021. Accordingly, we continue to make progress on our LIBOR transition program in line with this deadline.

Goldman Sachs March 2020 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We have created a program that focuses on achieving an orderly transition from IBORs to alternative risk-free reference rates for us and our clients. As part of this transition, we continue to actively engage with our regulators and clients, as well as participate in central bank and sector working groups. We have issued debt and deposits linked to the Secured Overnight Financing Rate (SOFR) and Sterling Overnight Index Average (SONIA) and have executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities. Where possible, we continue to execute transactions in the market to reduce our LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace with alternative risk-free reference rates exposures. See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2019 Form
 10-K
for further information about our transition program.
Impact of COVID-19 Pandemic.
The
COVID-19
pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including, among others, quarantines, travel restrictions and business curtailments.
In response to the
COVID-19
pandemic, we activated and successfully executed on our BCP strategy. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. We have a central team that manages our
COVID-19
response, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. As a result of our BCP plan, nearly all of our employees are working remotely. Our systems and infrastructure have continued to support the increased volumes of activity. We implemented a heightened level of communication across senior management and among senior management, the rest of our employees and the Board of Directors. Real-time information sharing and decision-making are occurring through a variety of senior management meetings. Our Management Committee and other senior leaders have multiple standing meetings on a daily and weekly basis. Our executive officers have provided regular and enhanced communications to promote connectivity with our clients and employees worldwide. Furthermore, we have proactively engaged with our vendors on a regular basis in connection with our efforts to ensure they continue to meet our criteria for business continuity.
The adverse impacts of
COVID-19
on financial markets has led central banks to take aggressive steps to increase liquidity. At the encouragement of the Federal Reserve, the banking sector, including us, has utilized a variety of facilities to help clients access financing to support their businesses. We will continue to evaluate our level of participation in these facilities and any new facilities or programs that become available. We have also decided to temporarily suspend share buybacks through the second quarter of 2020. As we make capital return decisions beyond the second quarter of 2020, we will continue to assess what is needed for reinvestment and to support our clients. Another action we took during the first quarter of 2020 was the purchase by GS Bank USA of short-term debt securities, primarily certificates of deposit, from two money market funds that we manage, which are not covered by the Volcker Rule. GS Bank USA’s purchase price of $1.84 billion represented the fair value of these securities, which also closely approximated their face values. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets.
Our liquidity position during the first quarter of 2020 remained strong. We maintained an average GCLA of $243 billion for the first quarter of 2020, an increase of $6 billion compared with the fourth quarter of 2019. Our deposits increased by $30 billion to $220 billion compared with December 2019. In addition, we also issued unsecured vanilla debt of $15.7 billion during the first quarter of 2020. Our capital ratios declined during the first quarter of 2020, primarily driven by balance sheet growth to support clients amid increased activity and demand for risk intermediation, but remained in excess of our minimum requirements. See “Balance Sheet and Funding Sources,” “Equity Capital Management and Regulatory Capital” and “Liquidity Risk Management” for further information.
The valuation of financial instruments and determination of the provision for credit losses are more difficult when severe economic and market shocks occur. Recent market conditions, characterized by dislocations between asset prices, higher volatility, reduced price transparency and a deterioration in the creditworthiness of borrowers have made it more challenging to determine the fair value of some of our financial assets and liabilities and the provision for credit losses. The current circumstances have required greater use of judgment, and in the case of financial instruments accounted for at fair value, have contributed to an increase in level 3 balances. See Note 4 to the consolidated financial statements for further information about fair value measurements and Note 9 to the consolidated financial statements for further information about the provision for credit losses.

123	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
As a result of the dramatic change in the macroeconomic environment since we last performed a goodwill impairment test in the fourth quarter of 2019, we assessed goodwill for impairment as of March 2020 and determined that it was not impaired. See Note 12 to the consolidated financial statements for further information about goodwill.
Over the latter part of the first quarter of 2020, financial markets experienced a spike in volatility as concerns over the spread of
COVID-19
intensified. Clients sought to reduce risk exposures, resulting in a significant increase in transaction volumes. Our average daily VaR for the first quarter of 2020 was $81 million, an increase of $26 million compared to March 2019, reflecting, among other things, the role that we have played as a risk intermediary for our clients in the current challenging environment. Throughout the crisis, our approach to managing market risk levels has been proactive, involving ongoing review and monitoring of exposures and risk mitigation opportunities. In addition, the sharp decline in economic activity as the pandemic became more acute has increased credit risk in general and particularly with regard to companies in industries that have been most severely impacted by the economic disruption, including oil and gas, gaming and lodging, and airlines. During the first quarter of 2020, we had approximately $19 billion in drawdowns on committed corporate credit lines in our relationship lending business, which was below the amount that was pre-funded
based on our liquidity models. Given the stresses on clients’ liquidity, we have elevated our approach to credit risk management, with an increased focus on monitoring of credit exposures and management of margin calls and disputes. Our risk positions remained balanced, controlled and adequately provisioned for, both in terms of counterparty risk and sector exposure. See “Market Risk Management” and “Credit Risk Management” for further information.
Our response to
COVID-19
has involved a number of actions and initiatives aimed at providing support to our clients, employees, vendors and communities. See “Executive Overview” for further information.
The
COVID-19
pandemic has created significant uncertainty regarding the operating environment for the remainder of 2020 and possibly longer, as the duration and future course of the pandemic cannot be predicted at this time. A sustained period of weak economic conditions as a result of the pandemic would be detrimental to our businesses as it would negatively affect factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our assets under supervision. We are monitoring the ongoing developments related to
COVID-19
and will take further action as may be required by government authorities or that we determine are in the best interests of our employees, clients and counterparties. For further information about the risks associated with
COVID-19,
see “Risk Factors” in Part II, Item 1A.
Off-Balance
Sheet Arrangements and Contractual Obligations
Off-Balance
Sheet Arrangements
In the ordinary course of business, we enter into various types of off-balance
sheet arrangements. Our involvement in these arrangements can take many different forms, including:

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

Goldman Sachs March 2020 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents where information about our various off-balance
sheet arrangements may be found in this Form
 10-Q.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 17 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.
Contractual Obligations
We have certain contractual obligations which require us to make future cash payments. These contractual obligations include our time deposits, secured long-term financings, unsecured long-term borrowings, interest payments and operating lease payments.
Our obligations to make future cash payments also include our commitments and guarantees related to off-balance
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
The table below presents our contractual obligations by type.

As of

$ in millions	March 2020	December 2019
Time deposits	$ 32,466	$ 32,273
Financings and borrowings:
Secured long-term	$ 13,100	$ 11,953
Unsecured long-term	$225,476	$207,076
Interest payments	$ 49,992	$ 47,649
Operating lease payments	$ 3,828	$ 3,980
The table below presents our contractual obligations by expiration.

	As of March 2020

$ in millions	Remainder of 2020	2021 - 2022	2023 - 2024	2025 - Thereafter
Time deposits	$ –	$16,092	$11,118	$ 5,256
Financings and borrowings:
Secured long-term	$ –	$ 6,049	$ 3,096	$ 3,955
Unsecured long-term	$ –	$49,767	$47,769	$127,940
Interest payments	$4,759	$11,646	$ 8,243	$ 25,344
Operating lease payments	$ 247	$ 573	$ 451	$ 2,557
In the table above:

•	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holders are excluded as they are treated as short-term obligations. See Note 14 to the consolidated financial statements for further information about our short-term borrowings.

•	Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holders are reflected at the earliest dates such options become exercisable.

•	As of March 2020, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $13.76 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•	As of March 2020, the aggregate contractual principal amount of long-term other secured financings for which the fair value option was elected exceeded the related fair value by $546 million.

•	As of March 2020, the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $823 million.

•	Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2020, and includes stated coupons, if any, on structured notes.

•	Operating lease payments includes lease commitments for office space that expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 15 to the consolidated financial statements for further information about our operating lease liabilities.

125	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” and “Risk Factors” in Part II, Item 1A of this Form
 10-Q
and in Part I, Item 1A of the 2019 Form
 10-K.
Overview and Structure of Risk Management
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
The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk and model risk from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from Compliance, on legal and regulatory enforcement matters from the general counsel, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee and our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.
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

Goldman Sachs March 2020 Form 10-Q	126

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

127	Goldman Sachs March 2020 Form 10-Q

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

Goldman Sachs March 2020 Form 10-Q	128

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

•
Firmwide New Activity Committee.
The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired
by the controller and chief accounting officer, and the head of Operations and Operations Engineering for the Global Markets Division, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•
Firmwide Operational Risk and Resilience Committee.
The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience. To assist the Firmwide Operational Risk and Resilience Committee in carrying out its mandate, other risk committees with dedicated oversight for technology-related risks, including cyber security matters, report into the Firmwide Operational Risk and Resilience Committee. This committee is co-chaired
by our chief administrative officer and deputy chief risk officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
•
Firmwide Conduct Committee.
The Firmwide Conduct Committee is responsible for the ongoing approval and monitoring of the frameworks and policies which govern our conduct risks. Conduct risk is the risk that our people fail to act in a manner consistent with our Business Principles and related core values, policies or codes, or applicable laws or regulations, thereby falling short in fulfilling their responsibilities to us, our clients, colleagues, other market participants or the broader community. The co-chairs
of this committee are appointed by the chairs of the Firmwide Enterprise Risk Committee.

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

129	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•
Firmwide Reputational Risk Committee.
The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee. This committee is chaired by our president and chief operating officer, and the vice-chairs are the head of Regulatory Affairs and the head of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

•
Firmwide Suitability Committee.
The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired
by our chief compliance officer, and the
co-head
of EMEA FICC sales, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs March 2020 Form 10-Q	130

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
Our GCLA reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival;

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our liquidity needs are determined by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment;

131	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•	During a liquidity crisis, credit-sensitive funding, including unsecured debt, certain deposits and some types of secured financing agreements, may be unavailable, and the terms (e.g., interest rates, collateral provisions and tenor) or availability of other types of secured financing may change and certain deposits may be withdrawn; and

•	As a result of our policy to
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
Our approach to asset-liability management includes:

•	Conservatively managing the overall characteristics of our funding book, with a focus on maintaining long-term, diversified sources of funding in excess of our current requirements. See “Balance Sheet and Funding Sources — Funding Sources” for further information;

•	Actively managing and monitoring our asset base, with particular focus on the liquidity, holding period and ability to fund assets on a secured basis. We assess our funding requirements and our ability to liquidate assets in a stressed environment while appropriately managing risk. This enables us to determine the most appropriate funding products and tenors. See “Balance Sheet and Funding Sources — Balance Sheet Management” for further information about our balance sheet management process and “— Funding Sources — Secured Funding” for further information about asset classes that may be harder to fund on a secured basis; and
•	Raising secured and unsecured financing that has a long tenor relative to the liquidity profile of our assets. This reduces the risk that our liabilities will come due in advance of our ability to generate liquidity from the sale of our assets. Because we maintain a highly liquid balance sheet, the holding period of certain of our assets may be materially shorter than their contractual maturity dates.
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

Goldman Sachs March 2020 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2020, Group Inc. had $33.23 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $41.68 billion invested in GSI, a regulated U.K. broker-dealer; $2.94 billion invested in GSJCL, a regulated Japanese broker-dealer; $33.87 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.04 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $117.52 billion of unsubordinated loans (including secured loans of $55.61 billion) and $17.01 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI and GSJCL, as of March 2020. In addition, as of March 2020, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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
Modeled Liquidity Outflow.
Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:

•	Severely challenged market environments, which includes low consumer and corporate confidence, financial and political instability, and adverse changes in market values, including potential declines in equity markets and widening of credit spreads; and

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation and/or a ratings downgrade.
The following are key modeling elements of our Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•	Changing conditions in funding markets, which limit our access to unsecured and secured funding;

•	No support from additional government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on additional sources of funding in a liquidity crisis; and

•	A combination of contractual outflows, such as upcoming maturities of unsecured debt, and contingent outflows, including, but not limited to, the withdrawal of customer credit balances in our prime brokerage business, increase in variation margin requirements due to adverse changes in the value of our exchange-traded and
OTC-cleared
derivatives, and withdrawals of deposits that have no contractual maturity.

133	Goldman Sachs March 2020 Form 10-Q

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
GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2020 and December 2019 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	March 2020	December 2019
Denomination
U.S. dollar	$158,016	$150,455
Non-U.S. dollar	84,730	86,661
Total	$242,746	$237,116
Asset Class
Overnight cash deposits	$ 70,776	$ 66,327
U.S. government obligations	104,600	99,798
U.S. agency obligations	12,191	14,081
Non-U.S. government obligations	55,179	56,910
Total	$242,746	$237,116
Entity Type
Group Inc. and Funding IHC	$ 39,001	$ 39,104
Major broker-dealer subsidiaries	89,575	92,835
Major bank subsidiaries	114,170	105,177
Total	$242,746	$237,116
In the table above:

•	The U.S. dollar-denominated GCLA consists of (i) unencumbered U.S. government and agency obligations (including highly liquid U.S. agency mortgage-backed obligations), all of which are eligible as collateral in Federal Reserve open market operations and (ii) certain overnight U.S. dollar cash deposits.

•	The
non-U.S.
dollar-denominated GCLA consists of
non-U.S.
government obligations (only unencumbered German, French, Japanese and U.K. government obligations) and certain overnight cash deposits in highly liquid currencies.

Goldman Sachs March 2020 Form 10-Q	134

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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $205.95 billion for the three months ended March 2020 and $206.01 billion for the three months ended December 2019. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	March 2020	December 2019
Total HQLA	$235,620	$229,029
Eligible HQLA	$178,530	$170,371
Net cash outflows	$136,341	$134,436
LCR	131%	127%
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
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2020, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended March 2020 exceeded the minimum requirement.

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
The implementation of these rules and any amendments adopted by the regulatory authorities could impact our liquidity and funding requirements and practices in the future.
Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day
operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2019 Form
 10-K
for information about the risks associated with a reduction in our credit ratings.

135	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2020

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
In April 2020, after revising its global rating methodology for banks, Fitch lowered Group Inc.’s ratings on subordinated debt (from
A-
to BBB+) and upgraded preferred stock (from BB+ to
BBB-).
In addition, due to
COVID-19
uncertainty, Fitch revised the outlook of Group Inc. from stable to negative.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI.

As of March 2020

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
In April 2020, Fitch upgraded GSIB’s and GSI’s ratings on long-term debt (from A to A+) and GSIB’s long-term bank deposits (from A to A+). In addition, due to
COVID-19
uncertainty, Fitch revised the outlook of GS Bank USA, GSIB, GS&Co. and GSI from stable to negative.
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
or
two-notch
downgrade in our credit ratings.

Goldman Sachs March 2020 Form 10-Q	136

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
Three Months Ended March 2020.
Our cash and cash equivalents decreased by $28.06 billion to $105.49 billion at the end of the first quarter of 2020, primarily due to net cash used for operating activities and investing activities, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected an increase in collateralized transactions (an increase in collateralized agreements and a decrease in collateralized financings) as a result of our activities and our clients’ activities. The net cash used for investing activities primarily reflected an increase in corporate loans and net purchases of investments. The net cash provided by financing activities primarily reflected an increase in deposits, the issuance of unsecured long-term borrowings and an increase in other secured financings.
Three Months Ended March 2019.
Our cash and cash equivalents decreased by $42.66 billion to $87.88 billion at the end of the first quarter of 2019, primarily due to net cash used for operating activities. The net cash used for operating activities primarily reflected an increase in trading assets and collateralized transactions (an increase in collateralized agreements and a decrease in collateralized financings) as a result of our activities and our clients’ activities.
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
in-depth
knowledge of their positions, markets and the instruments available to hedge their exposures.

137	Goldman Sachs March 2020 Form 10-Q

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
Our VaR measure does not include:

•	Positions that are best measured and monitored using sensitivity measures; and

•	The impact of changes in counterparty and our own credit spreads on derivatives, as well as changes in our own credit spreads on financial liabilities for which the fair value option was elected.

Goldman Sachs March 2020 Form 10-Q	138

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
The table below presents our average daily VaR.

	Three Months Ended

$ in millions	March 2020	December 2019	March 2019
Categories
Interest rates	$ 60	$ 49	$ 43
Equity prices	41	24	29
Currency rates	18	11	12
Commodity prices	11	12	11
Diversification effect	(49)	(38)	(40)
Total	$ 81	$ 58	$ 55

Our average daily VaR increased to $81 million for the first quarter of 2020 from $58 million for the fourth quarter of 2019, primarily due to increases in the equity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect. The overall increase was due to increased exposures and higher levels of volatility.
Our average daily VaR increased to $81 million for the first quarter of 2020 from $55 million for the first quarter of 2019, due to increases in the interest rates, equity prices and currency rates categories, partially offset by an increase in the diversification effect. The overall increase was due to higher levels of volatility and increased exposures.

139	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our
period-end
VaR.

	As of

$ in millions	March 2020	December 2019	March 2019
Categories
Interest rates	$ 99	$ 54	$ 41
Equity prices	78	24	31
Currency rates	48	10	11
Commodity prices	16	10	12
Diversification effect	(118)	(28)	(38)
Total	$ 123	$ 70	$ 57

Our
period-end
VaR increased to $123 million as of March 2020 from $70 million as of December 2019, due to increases in the equity prices, interest rates, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
Our
period-end
VaR increased to $123 million as of March 2020 from $57 million as of March 2019, due to increases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
During the three months ended March 2020 the firmwide VaR risk limit was exceeded on 10 occasions primarily due to higher levels of volatility and was not raised or reduced. During the year ended December 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.
The table below presents our high and low VaR.

	Three Months Ended

	March 2020		December 2019		March 2019

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$ 99	$46	$64	$39	$52	$35
Equity prices	$116	$23	$30	$20	$38	$25
Currency rates	$ 53	$ 8	$17	$ 7	$20	$ 7
Commodity prices	$ 18	$ 9	$16	$ 9	$16	$10
Firmwide
VaR	$195	$58	$77	$48	$63	$49

The chart below presents our daily VaR for the three months ended March 2020.
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March

$ in millions	2020	2019
>$100	14	5
$75 - $100	8	6
$50 - $75	5	10
$25 - $50	12	18
$0 - $25	14	19
$(25) - $0	4	3
$(50) - $(25)	1	–
$(75) - $(50)	2	–
$(100) - $(75)	2	–
Total	62	61

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95%
one-day
VaR (i.e., a VaR exception) on two occasions during the three months ended March 2020 and did not exceed our 95%
one-day
VaR during the three months ended March 2019.
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

Goldman Sachs March 2020 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Sensitivity Measures
Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	March 2020	December 2019	March 2019
Equity	$1,818	$1,865	$1,939
Debt	2,384	2,368	2,031
Total	$4,202	$4,233	$3,970

In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

•	Debt positions include interests in funds that invest in corporate mezzanine and senior debt instruments, loans backed by commercial and residential real estate, corporate bank loans and other corporate debt, including acquired portfolios of distressed loans.

•	Funded equity and debt positions are included in our consolidated balance sheets in investments and loans. See Note 8 to the consolidated financial statements for further information about investments and Note 9 to the consolidated financial statements for further information about loans.

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $4 million as of March 2020 and $2 million as of December 2019. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $33 million as of March 2020 and $29 million as of December 2019. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $111.47 billion as of March 2020 and $89.20 billion as of December 2019, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $872 million as of March 2020 and $681 million as of December 2019 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
Other Market Risk Considerations
As of both March 2020 and December 2019, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.
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

141	Goldman Sachs March 2020 Form 10-Q

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

Assets or Liabilities	Market Risk Measures
Collateralized agreements, at fair value	VaR
Customer and other receivables, at fair value	10% Sensitivity Measures
Trading assets	VaR Credit Spread Sensitivity
Investments, at fair value	VaR 10% Sensitivity Measures
Loans	VaR 10% Sensitivity Measures Interest Rate Sensitivity
Deposits, at fair value	VaR Credit Spread Sensitivity
Collateralized financings, at fair value	VaR
Trading liabilities	VaR Credit Spread Sensitivity
Unsecured short- and long-term borrowings, at fair value	VaR Credit Spread Sensitivity

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

Goldman Sachs March 2020 Form 10-Q	142

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

143	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of March 2020, our aggregate credit exposure increased as compared with December 2019, primarily reflecting an increase in OTC derivatives, receivables from clearing organizations and securities financing transactions, partially offset by a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) increased slightly as compared with December 2019, primarily reflecting an increase in non-investment-grade
OTC derivatives. Our credit exposure to counterparties that defaulted during the three months ended March 2020 was higher as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure was primarily related to OTC derivatives. Our credit exposure to counterparties that defaulted during the three months ended March 2020 remained low, representing less than 0.5% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	March 2020	December 2019
Cash and Cash Equivalents	$76,561	$110,774
Industry
Financial Institutions	15%	12%
Sovereign	85%	88%
Total	100%	100%
Region
Americas	51%	50%
EMEA	27%	31%
Asia	22%	19%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	64%	66%
AA	9%	11%
A	25%	22%
BBB	2%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $28.93 billion as of March 2020 and $22.78 billion as of December 2019.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	March 2020	December 2019
OTC derivative assets	$ 68,904	$ 43,011
Collateral (not netted under U.S. GAAP)	(21,002)	(15,420)
Net credit exposure	$ 47,902	$ 27,591
Industry
Consumer, Retail & Healthcare	4%	4%
Diversified Industrials	11%	7%
Financial Institutions	14%	13%
Funds	21%	11%
Municipalities & Nonprofit	7%	8%
Natural Resources & Utilities	13%	15%
Sovereign	19%	25%
Technology, Media & Telecommunications	7%	9%
Other (including Special Purpose Vehicles)	4%	8%
Total	100%	100%
Region
Americas	46%	44%
EMEA	42%	48%
Asia	12%	8%
Total	100%	100%
In the table above:

•	OTC derivative assets, included in the consolidated balance sheets, are reported on a
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

Goldman Sachs March 2020 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2020
Less than 1 year	$ 37,771	$ 9,218	$ 46,989
1 - 5 years	26,665	10,205	36,870
Greater than 5 years	74,102	9,719	83,821
Total	138,538	29,142	167,680
Netting	(104,415)	(15,363)	(119,778)
Net credit exposure	$ 34,123	$ 13,779	$ 47,902
As of December 2019
Less than 1 year	$ 18,764	$ 4,247	$ 23,011
1 - 5 years	18,674	6,879	25,553
Greater than 5 years	60,190	5,896	66,086
Total	97,628	17,022	114,650
Netting	(78,081)	(8,978)	(87,059)
Net credit exposure	$ 19,547	$ 8,044	$ 27,591
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Netting includes counterparty netting across tenor categories and cash and securities collateral that we consider when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP). Counterparty netting within the same tenor category is included within such tenor category.
The tables below present the distribution of our net credit exposure from OTC derivatives by tenor and internally determined public rating agency equivalents.

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of March 2020
Less than 1 year	$ 1,498	$ 7,011	$ 18,890	$ 10,372	$ 37,771
1 - 5 years	766	4,375	12,883	8,641	26,665
Greater than 5 years	14,862	8,795	26,521	23,924	74,102
Total	17,126	20,181	58,294	42,937	138,538
Netting	(10,392)	(14,188)	(48,097)	(31,738)	(104,415)
Net credit exposure	$ 6,734	$ 5,993	$ 10,197	$ 11,199	$ 34,123
As of December 2019
Less than 1 year	$ 326	$ 2,022	$ 10,002	$ 6,414	$ 18,764
1 - 5 years	669	3,196	8,635	6,174	18,674
Greater than 5 years	12,381	5,770	22,324	19,715	60,190
Total	13,376	10,988	40,961	32,303	97,628
Netting	(8,146)	(8,273)	(35,932)	(25,730)	(78,081)
Net credit exposure	$ 5,230	$ 2,715	$ 5,029	$ 6,573	$ 19,547

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of March 2020
Less than 1 year	$ 8,790	$ 428	$ 9,218
1 - 5 years	10,042	163	10,205
Greater than 5 years	9,577	142	9,719
Total	28,409	733	29,142
Netting	(15,254)	(109)	(15,363)
Net credit exposure	$ 13,155	$ 624	$ 13,779
As of December 2019
Less than 1 year	$ 3,964	$ 283	$ 4,247
1 - 5 years	6,772	107	6,879
Greater than 5 years	5,835	61	5,896
Total	16,571	451	17,022
Netting	(8,811)	(167)	(8,978)
Net credit exposure	$ 7,760	$ 284	$ 8,044
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

	As of

$ in millions	March 2020	December 2019
Loans and Lending Commitments	$221,203	$222,745
Industry
Consumer, Retail & Healthcare	18%	19%
Diversified Industrials	17%	14%
Financial Institutions	7%	8%
Funds	3%	3%
Natural Resources & Utilities	14%	17%
Real Estate	10%	10%
Technology, Media & Telecommunications	17%	16%
Other (including Special Purpose Vehicles)	14%	13%
Total	100%	100%
Region
Americas	73%	73%
EMEA	23%	22%
Asia	4%	5%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	1%
AA	4%	5%
A	14%	13%
BBB	28%	27%
BB or lower	53%	54%
Total	100%	100%

•
Wealth Management, Residential Real Estate and Other Lending.
We extend wealth management loans and lending commitments to private bank clients, substantially all of which are secured by commercial and residential real estate, securities or other assets. The fair value of the collateral received against such loans and lending commitments generally exceeds their carrying value.

145	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We also have residential real estate and other lending exposures, which include purchased residential real estate and installment loans and commitments to purchase such loans (including distressed loans) and securities.
The table below presents our credit exposure from Wealth management, residential real estate and other lending, and the concentration by region.

$ in millions	Wealth Management	Residential Real Estate and Other
As of March 2020
Credit Exposure	$32,902	$10,582
Americas	89%	75%
EMEA	9%	25%
Asia	2%	–
Total	100%	100%
As of December 2019
Credit Exposure	$30,668	$10,885
Americas	89%	74%
EMEA	9%	26%
Asia	2%	–
Total	100%	100%

•
Installment and Credit Card Lending.
We originate installment and credit card loans. Our credit exposure to installment loans was $4.83 billion as of March 2020 and $4.75 billion as of December 2019 and our credit exposure to credit card loans was $2.08 billion as of March 2020 and $1.86 billion as of December 2019.
See Note 9 to the consolidated financial statements for further information about U.S. state concentrations and the credit quality indicators of installment and credit card loans.
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
non-U.S.
government and agency obligations.
The table below presents our credit exposure from securities financing transactions and the concentration by industry, region and credit quality.

	As of

$ in millions	March 2020	December 2019
Securities Financing Transactions	$30,344	$26,958
Industry
Financial Institutions	32%	37%
Funds	28%	27%
Municipalities & Nonprofit	4%	5%
Sovereign	34%	28%
Other (including Special Purpose Vehicles)	2%	3%
Total	100%	100%
Region
Americas	22%	38%
EMEA	52%	39%
Asia	26%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	11%	15%
AA	28%	27%
A	43%	39%
BBB	11%	9%
BB or lower	5%	6%
Unrated	2%	4%
Total	100%	100%
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

Goldman Sachs March 2020 Form 10-Q	146

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our other credit exposures and the concentration by industry, region and credit quality.

	As of

$ in millions	March 2020	December 2019
Other Credit Exposures	$61,139	$44,931
Industry
Financial Institutions	80%	86%
Funds	11%	8%
Natural Resources & Utilities	1%	1%
Other (including Special Purpose Vehicles)	8%	5%
Total	100%	100%
Region
Americas	48%	49%
EMEA	40%	41%
Asia	12%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	3%	2%
AA	52%	56%
A	24%	23%
BBB	9%	7%
BB or lower	11%	11%
Unrated	1%	1%
Total	100%	100%
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
Country Exposures.
High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has led to concerns about its economic stability. As of March 2020, our total credit exposure to Turkey was $1.52 billion, which was with non-sovereign
counterparties or borrowers. Such exposure consisted of $1.10 billion related to OTC derivatives, $411 million related to loans and lending commitments and $12 million related to secured receivables. After taking into consideration the benefit of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties, our net credit exposure was $524 million. Our total market exposure to Turkey as of March 2020 was not material.
Liquidity pressures prompted the Argentine government to delay payment on certain debt obligations, and announce its intention to restructure most of its bonds, worsening the country’s economic distress. As of March 2020, our total credit exposure to Argentina was $182 million, which was with non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. Our total market exposure to Argentina as of March 2020 was not material.
The restructuring of Lebanon’s sovereign debt has led to concerns about its financial stability. As of March 2020, our total credit exposure to Lebanon was $210 million, substantially all of which related to loans and lending commitments with non-sovereign
borrowers. Our total market exposure to Lebanon as of March 2020 was not material.
Economic, social and political factors have led to concerns that Ecuador may default on its sovereign debt. As of March 2020, our total credit exposure to Ecuador was $792 million, which was with sovereign counterparties or borrowers. Such exposure consisted of $367 million related to loans and lending commitments and $425 million related to OTC derivatives. After taking into consideration the benefit of highly liquid collateral, our net credit exposure was $307 million. Our total market exposure to Ecuador as of March 2020 was not material.
The potential restructuring of Zambia’s sovereign debt and significant depreciation of the Zambian kwacha has led to concerns about Zambia’s financial stability. As of March 2020, our total credit exposure to Zambia was $115 million and was related to loans and lending commitments with non-sovereign
borrowers. Our total market exposure to Zambia as of March 2020 was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of March 2020, our total credit and market exposure for Venezuela was not material.

147	Goldman Sachs March 2020 Form 10-Q

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
Industry Exposures.
The recent decline in oil prices has led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of March 2020, our credit exposure to oil and gas companies related to loans and lending commitments was $12.44 billion ($3.96 billion of loans and $8.48 billion of lending commitments). Such exposure included $6.81 billion of exposure to non-investment-grade
counterparties ($3.07 billion related to loans and $3.74 billion related to lending commitments), of which 71% was secured. In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of March 2020, our credit exposure related to derivatives and receivables with oil and gas companies was $2.14 billion ($978 million with investment-grade counterparties and $1.16 billion with non-investment-grade
counterparties). After taking into consideration the benefit of $624 million of hedges, our net credit exposure was $13.96 billion. As of March 2020, our market exposure related to oil and gas companies was $(1.92) billion, which was primarily to investment-grade issuers or underliers.
The sharp decline in economic activity as a result of the
COVID-19
pandemic has resulted in a significant impact to the gaming and lodging industry. As of March 2020, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $3.44 billion ($1.27 billion of loans and $2.17 billion of lending commitments). Such exposure included $2.14 billion of exposure to non-investment-grade
counterparties ($996 million related to loans and $1.15 billion related to lending commitments), of which 84% was secured. In addition, we extend loans that are secured by hotel properties. As of March 2020, our exposure related to such loans and lending commitments was $1.31 billion and was to non-investment-grade counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of March 2020, our credit exposure related to derivatives and receivables with gaming and lodging companies was $228 million, primarily with non-investment
-grade counterparties. As of March 2020, our market exposure related to gaming and lodging companies was not material.
Concerns surrounding the
COVID-19
pandemic have resulted in a sharp decline in travel which has significantly impacted the airline industry. As of March 2020, our credit exposure to airline companies related to loans and lending commitments was $2.81 billion ($1.88 billion of loans and $932 million of lending commitments). Such exposure included $2.37 billion of exposure to non-investment-grade
counterparties ($1.75 billion related to loans and $615 million related to lending commitments), of which 82% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of March 2020, our credit exposure related to derivatives and receivables with airline companies was $1.76 billion ($885 million with investment-grade counterparties and $870 million with non-investment-grade counterparties). After taking into consideration the benefit of $407 million of hedges, our net credit exposure was $4.16 billion. As of March 2020, our market exposure related to airline companies was $(186) million, which was primarily to non-
investment-grade issuers or underliers.

Goldman Sachs March 2020 Form 10-Q	148

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
We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience.
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

149	Goldman Sachs March 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Types of Operational Risks
Increased reliance on technology and third-party relationships has resulted in increased operational risks, such as information and cyber security risk, third-party risk and business resilience risk. We manage those risks as follows:
Information and Cyber Security Risk.
Information and cyber security risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cyber security threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. See “Risk Factors” in Part I, Item 1A of the 2019 Form
 10-K
for further information about information and cyber security risk.
Third-Party Risk.
Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, reputational, operational or any other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cyber security, resilience and additional third-party dependencies. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the 2019 Form
 10-K
for further information about third-party risk.
Business Resilience Risk.
Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as, critical facilities, systems, third parties, data and/or personnel. We approach BCP through the lens of business and operational resilience. The resilience framework defines the fundamental principles for BCP and crisis management to ensure that critical functions can continue to operate in the event of a disruption. The business continuity program is comprehensive, consistent firmwide and up-to-date,
incorporating new information, techniques and technologies as and when they become available, and our resilience recovery plans incorporate and test specific and measurable recovery time objectives in accordance with local market best practices and regulatory requirements, and under specific scenarios. See “Regulatory and Other Matters — Other Matters” for information about the impact of the
COVID-19
pandemic. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2019 Form
 10-K
for further information about business continuity.
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

Goldman Sachs March 2020 Form 10-Q	150

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
 10-Q.

151	Goldman Sachs March 2020 Form 10-Q

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
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved,
(ii) various legal proceedings, governmental investigations or other contingencies as set forth in Notes 27 and 18 to the consolidated financial statements in Part I, Item 1 of this Form
 10-Q,
(iii) the results of stress tests, (iv) the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, (v) our resolution plan and resolution strategy and their implications for stakeholders, (vi) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (vii) trends in or growth opportunities for our businesses, including the timing and benefits of business and strategic initiatives and changes in and the importance of the efficiency ratio, (viii) the effect of changes to regulations, as well as our future status, activities or reporting under banking and financial regulation, (ix) our NSFR, (x) our level of future compensation expense as a percentage of operating expenses, (xi) our investment banking transaction backlog, (xii) our expected tax rate, (xiii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions, (xiv) our expected interest income, (xv) our credit exposures, (xvi) our expected provisions for credit losses, (xvii) our preparations for Brexit, (xviii) the replacement of LIBOR and other IBORs and our program for the transition to alternative risk-free reference rates, (xix) the adequacy of our allowance for credit losses, (xx) the projected growth of our deposits and associated interest expense savings, (xxi) the projected growth of our installment loan and credit card businesses, (xxii) our business initiatives, including those related to transaction banking
and new consumer financial products, (xxiii) our expense savings initiatives and increasing use of strategic locations, (xxiv) our planned 2020 parent vanilla debt issuances, (xxv) the amount of GCLA we expect to hold, (xxvi) our expected SCB and
G-SIB
surcharge,
(xxvii) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity and (xxviii) expenses we may incur, including future litigation expense and those associated with investing in our installment lending, credit card and transaction banking activities.
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition and liquidity may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part II, Item 1A of this Form
 10-Q
and in Part I, Item 1A of the 2019 Form
 10-K.
Statements about our investment banking transaction backlog are subject to the risk that such transactions may be modified or may not be completed at all and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part II, Item 1A of this Form
 10-Q
and in Part I, Item 1A of the 2019 Form
 10-K.
Statements about our future effective income tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, as well as guidance that may be issued by the U.S. Internal Revenue Service.
Statements about our NSFR and SCB are based on our current interpretation and expectations of the relevant proposal and final rule, and reflect significant assumptions about how our NSFR and SCB are calculated. Our actual NSFR will depend on the final rule and, for the SCB, the results of the applicable supervisory stress tests, and the methods used to calculate our NSFR and SCB may differ, possibly materially, from those used to calculate our NSFR and SCB for future disclosures.

Goldman Sachs March 2020 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
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
Statements about the projected growth of our deposits and associated interest expense savings, and our installment loan and credit card businesses, are subject to the risk that actual growth may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
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
Statements about the future state of our liquidity and regulatory capital ratios, as well as our prospective capital distributions, are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements and changes to the composition of our balance sheet.

153	Goldman Sachs March 2020 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended March 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Our businesses, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the emergence of the
COVID-19
pandemic.
The emergence of the global outbreak of the coronavirus
(COVID-19)
pandemic has created economic and financial disruptions that during the quarter adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will continue to negatively affect our businesses, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.
The
COVID-19
pandemic has contributed to (i) the sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets; (ii) a decrease in the rates and yields on U.S. Treasury securities, in some cases declining below zero; (iii) a major reduction in merger and acquisition activity and significant uncertainty about whether previously announced deals will be completed or restructured; (iv) a major reduction in equity new issue activity; (v) significantly more challenging conditions in the new issue debt market; (vi) significant draws in credit lines, including syndicated credit lines, as clients seek to increase liquidity; (vii) the risk that hedges become less effective, including, for example, due to the movement of short and long positions in U.S. Treasuries and the assets they hedge; (viii) significant increases in collateral calls and disputes as the valuation of derivative positions and, in some cases, collateral has become more challenging;
(ix) ratings downgrades, credit deterioration and defaults in many industries, including oil and gas, gaming and lodging, and airlines;
(x) a reduction in assets under supervision as the values of assets have declined; and (xi) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.
The effects of the
COVID-19
pandemic on economic and market conditions have also increased demands on our liquidity as we meet client needs. Likewise, these adverse developments have affected our capital and leverage ratios. We have ceased purchases of our common stock in order to deploy more capital and liquidity to meet the needs of our clients. The effects of the
COVID-19
pandemic may cause us to continue to limit future capital distributions.
Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity. We also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of
COVID-19
on economic and market conditions.

Goldman Sachs March 2020 Form 10-Q	154

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect continued draws on lines of credit, reduced activity levels in investment banking, reduced revenues in our asset management and wealth management businesses and increased client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule
 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended March 2020.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January	4,985,018	$241.74	4,981,542	52,869,372
February	3,175,610	$227.90	3,175,610	49,693,762
March	–	–	–	49,693,762
Total	8,160,628		8,157,152

In the table above, total shares purchased during January 2020 included 3,476 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
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
Item 6.    Exhibits
Exhibits

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of March 12, 2020.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of Regulation
S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2020 and March 31, 2019, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019, (iii) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and March 31, 2019, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Goldman Sachs Group, Inc.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		April 30, 2020

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		April 30, 2020

155	Goldman Sachs March 2020 Form 10-Q