Form 10-Q
period 2020-06-30
GOLDMAN SACHS GROUP INC
filed 2020-08-07
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
of the Exchange Act). ☐ Yes ☒ No
As of July 24, 2020 there were 344,076,176 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

Goldman Sachs June 2020 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2020	2019	2020	2019
Revenues
Investment banking	$ 2,733	$1,761	$ 4,475	$ 3,379
Investment management	1,635	1,520	3,403	2,956
Commissions and fees	875	808	1,895	1,553
Market making	5,787	2,479	9,469	5,202
Other principal transactions	1,321	1,822	539	2,889
Total non-interest revenues	12,351	8,390	19,781	15,979
Interest income	3,034	5,760	7,784	11,357
Interest expense	2,090	4,689	5,527	9,068
Net interest income	944	1,071	2,257	2,289
Total net revenues	13,295	9,461	22,038	18,268
Provision for credit losses	1,590	214	2,527	438
Operating expenses
Compensation and benefits	4,478	3,317	7,713	6,576
Brokerage, clearing, exchange and distribution fees	945	823	1,920	1,585
Market development	89	186	242	370
Communications and technology	345	290	666	576
Depreciation and amortization	499	399	936	767
Occupancy	233	234	471	459
Professional fees	311	302	658	600
Other expenses	3,514	569	4,266	1,051
Total operating expenses	10,414	6,120	16,872	11,984
Pre-tax earnings	1,291	3,127	2,639	5,846
Provision for taxes	918	706	1,053	1,174
Net earnings	373	2,421	1,586	4,672
Preferred stock dividends	176	223	266	292
Net earnings applicable to common shareholders	$ 197	$2,198	$ 1,320	$ 4,380
Earnings per common share
Basic	$ 0.53	$ 5.86	$ 3.66	$ 11.59
Diluted	$ 0.53	$ 5.81	$ 3.66	$ 11.52
Average common shares
Basic	355.7	374.5	356.8	377.1
Diluted	355.7	378.0	356.8	380.2
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Net earnings	$ 373	$2,421	$ 1,586	$ 4,672
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(44)	7	(61)	11
Debt valuation adjustment	(2,218)	(311)	696	(1,728)
Pension and postretirement liabilities	(4)	(2)	3	(9)
Available-for-sale securities	(12)	104	505	218
Other comprehensive income/(loss)	(2,278)	(202)	1,143	(1,508)
Comprehensive income / ( loss )	$ (1,905)	$2,219	$ 2,729	$ 3,164

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	June 2020	December 2019
Assets
Cash and cash equivalents	$ 132,599	$133,546
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	130,820	85,691
Securities borrowed (includes $29,119 and $26,279 at fair value)	142,806	136,071
Customer and other receivables (includes $52 and $53 at fair value)	106,489	74,605
Trading assets (at fair value and includes $70,936 and $66,605 pledged as collateral)	397,335	355,332
Investments (includes $70,568 and $57,827 at fair value, and $13,130 and $10,968 pledged as collateral)	76,621	63,937
Loans (net of allowance of $3,901 and $1,441, and includes $13,817 and $14,386 at fair value)	117,094	108,904
Other assets	37,759	34,882
Total assets	$1,141,523	$992,968
Liabilities and shareholders’ equity
Deposits (includes $24,978 and $17,765 at fair value)	$ 268,537	$190,019
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	88,282	117,756
Securities loaned (includes $1,053 and $714 at fair value)	16,560	14,985
Other secured financings (includes $24,696 and $18,071 at fair value)	25,897	19,277
Customer and other payables	199,211	174,817
Trading liabilities (at fair value)	162,307	108,835
Unsecured short-term borrowings (includes $24,785 and $26,007 at fair value)	44,264	48,287
Unsecured long-term borrowings (includes $44,400 and $43,661 at fair value)	222,627	207,076
Other liabilities (includes $323 and $150 at fair value)	23,809	21,651
Total liabilities	1,051,494	902,703
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 901,490,044 and 896,782,650 shares issued, and 343,935,256 and 347,343,184 shares outstanding	9	9
Share-based awards	3,203	3,195
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	55,637	54,883
Retained earnings	106,248	106,465
Accumulated other comprehensive income/(loss)	(341)	(1,484)
Stock held in treasury, at cost; 557,554,790 and 549,439,468 shares	(85,930)	(84,006)
Total shareholders’ equity	90,029	90,265
Total liabilities and shareholders’ equity	$1,141,523	$992,968

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2020 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,203	$ 11,203
Issued	–	500	350	500
Redeemed	–	–	(350)	–
Redemption notices issued	–	(500)	–	(500)
Ending balance	11,203	11,203	11,203	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	3,037	2,739	3,195	2,845
Issuance and amortization of share-based awards	197	201	1,594	1,707
Delivery of common stock underlying share-based awards	(17)	(1)	(1,564)	(1,597)
Forfeiture of share-based awards	(14)	(9)	(22)	(25)
Ending balance	3,203	2,930	3,203	2,930
Additional paid-in capital
Beginning balance	55,621	54,862	54,883	54,005
Delivery of common stock underlying share-based awards	32	1	1,573	1,588
Cancellation of share-based awards in satisfaction of withholding tax requirements	(16)	(1)	(819)	(731)
Preferred stock issuance costs, net of reversals upon redemption	–	3	–	3
Ending balance	55,637	54,865	55,637	54,865
Retained earnings
Beginning balance, as previously reported	106,501	101,988	106,465	100,100
Cumulative effect of change in accounting principle for:
Current expected credit losses, net of tax	–	–	(638)	–
Leases, net of tax	–	–	–	12
Beginning balance, adjusted	106,501	101,988	105,827	100,112
Net earnings	373	2,421	1,586	4,672
Dividends and dividend equivalents declared on common stock and share-based awards	(450)	(319)	(899)	(625)
Dividends declared on preferred stock	(176)	(216)	(265)	(285)
Preferred stock redemption premium	–	(7)	(1)	(7)
Ending balance	106,248	103,867	106,248	103,867
Accumulated other comprehensive income/(loss)
Beginning balance	1,937	(613)	(1,484)	693
Other comprehensive income/(loss)	(2,278)	(202)	1,143	(1,508)
Ending balance	(341)	(815)	(341)	(815)
Stock held in treasury, at cost
Beginning balance	(85,929)	(79,915)	(84,006)	(78,670)
Repurchased	–	(1,250)	(1,928)	(2,500)
Reissued	–	–	10	11
Other	(1)	(2)	(6)	(8)
Ending balance	(85,930)	(81,167)	(85,930)	(81,167)
Total shareholders’ equity	$ 90,029	$ 90,892	$ 90,029	$ 90,892

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

$ in millions	2020	2019
Cash flows from operating activities
Net earnings	$ 1,586	$ 4,672
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	936	767
Share-based compensation	1,580	1,695
Gain related to extinguishment of unsecured borrowings	(1)	–
Provision for credit losses	2,527	438
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(7,490)	(229)
Collateralized transactions (excluding other secured financings), net	(79,763)	(7,683)
Trading assets	(38,234)	(33,305)
Trading liabilities	53,472	2,282
Loans held for sale, net	2,026	(181)
Other, net	(1,317)	(4,193)
Net cash used for operating activities	(64,678)	(35,737)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(3,908)	(4,168)
Proceeds from sales of property, leasehold improvements and equipment	822	3,485
Net cash used for business acquisitions	–	(61)
Purchase of investments	(28,287)	(8,457)
Proceeds from sales and paydowns of investments	15,643	11,066
Loans, net (excluding loans held for sale)	(12,699)	(3,197)
Net cash used for investing activities	(28,429)	(1,332)
Cash flows from financing activities
Unsecured short-term borrowings, net	5,449	512
Other secured financings (short-term), net	4,250	(3,089)
Proceeds from issuance of other secured financings (long-term)	3,813	2,358
Repayment of other secured financings (long-term), including the current portion	(997)	(3,129)
Purchase of Trust Preferred securities	(11)	–
Proceeds from issuance of unsecured long-term borrowings	32,099	11,796
Repayment of unsecured long-term borrowings, including the current portion	(28,704)	(17,830)
Derivative contracts with a financing element, net	249	2,613
Deposits, net	79,525	7,621
Preferred stock redemption	(350)	–
Common stock repurchased	(1,928)	(2,500)
Settlement of share-based awards in satisfaction of withholding tax requirements	(820)	(733)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,164)	(910)
Proceeds from issuance of preferred stock, net of issuance costs	349	499
Other financing, net	400	406
Net cash provided by/(used for) financing activities	92,160	(2,386)
Net decrease in cash and cash equivalents	(947)	(39,455)
Cash and cash equivalents, beginning balance	133,546	130,547
Cash and cash equivalents, ending balance	$132,599	$ 91,092
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 5,855	$ 8,952
Cash payments for income taxes, net	$ 773	$ 567
See Notes 12, 14 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2020 Form 10-Q	4

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
The firm reports its activities in the following four business segments:
Investment Banking
The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs, and equity and debt underwriting of public offerings and private placements. The firm also provides lending to corporate clients, including relationship lending, middle-market lending and acquisition financing.
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
All references to June 2020, March 2020 and June 2019 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2020, March 31, 2020 and June 30, 2019, respectively. All references to December 2019 refer to the date December 31, 2019. Any reference to a future year refers to a year ending on December 31 of that year.
Beginning in the fourth quarter of 2019, the firm changed its business segments and balance sheet presentation to better reflect the nature of the firm’s activities. See Note 2 in Part II, Item 8 of the 2019
Form 10-K
for further information. Reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs June 2020 Form 10-Q

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

Goldman Sachs June 2020 Form 10-Q	6

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
Revenue from Contracts with Clients.
The firm recognizes revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients), when the performance obligations related to the underlying transaction are completed.
Revenues from these contracts with clients represent approximately 40% of total non-interest
revenues for the three months ended June 2020 and 45% for the six months ended June 2020 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest
revenues for each of the three and six months ended June 2019 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for each of the three and six months ended June 2019. See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs June 2020 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2020, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2027. Annual revenues associated with such performance obligations average less than $250 million through 2027.
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

Goldman Sachs June 2020 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $11.59 billion as of June 2020 and $12.57 billion as of December 2019. Cash and cash equivalents also included interest-bearing deposits with banks of $121.01 billion as of June 2020 and $120.98 billion as of December 2019.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $22.83 billion as of June 2020 and $22.78 billion as of December 2019. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $59.50 billion as of June 2020 and $50.90 billion as of December 2019, and receivables from brokers, dealers and clearing organizations of $46.99 billion as of June 2020 and $23.71 billion as of December 2019. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2020 and December 2019. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.72 billion as of June 2020 and $2.27 billion as of December 2019. As of both June 2020 and December 2019 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $190.13 billion as of June 2020 and $170.21 billion as of December 2019, and payables to brokers, dealers and clearing organizations of $9.08 billion as of June 2020 and $4.61 billion as of December 2019. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2020 and December 2019. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs June 2020 Form 10-Q

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

Goldman Sachs June 2020 Form 10-Q	10

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

11	Goldman Sachs June 2020 Form 10-Q

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

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs June 2020 Form 10-Q	12

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
Other Trading Cash Instruments, Investments and Loans
The significant inputs to the valuation of other instruments, such as
non-U.S.
government obligations and U.S. and non-U.S. agency obligations, state and municipal obligations, and other loans and debt obligations are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:

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

13	Goldman Sachs June 2020 Form 10-Q

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

Goldman Sachs June 2020 Form 10-Q	14

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

15	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities accounted for at fair value.

	As of

$ in millions	June 2020	March 2020	December 2019
Total level 1 financial assets	$ 275,444	$ 217,934	$242,562
Total level 2 financial assets	406,880	440,469	325,259
Total level 3 financial assets	29,426	30,776	23,068
Investments in funds at NAV	3,710	3,545	4,206
Counterparty and cash collateral netting	(73,749)	(78,612)	(55,527)
Total financial assets at fair value	$ 641,711	$ 614,112	$539,568
Total assets	$1,141,523	$1,089,756	$992,968
Total level 3 financial assets divided by:
Total assets	2.6%	2.8%	2.3%
Total financial assets at fair value	4.6%	5.0%	4.3%
Total level 1 financial liabilities	$ 98,901	$ 63,117	$ 54,790
Total level 2 financial liabilities	298,915	320,820	293,902
Total level 3 financial liabilities	30,106	27,565	25,938
Counterparty and cash collateral netting	(57,098)	(60,796)	(41,671)
Total financial liabilities at fair value	$ 370,824	$ 350,706	$332,959
Total liabilities	$1,051,494	$ 997,377	$902,703
Total level 3 financial liabilities divided by:
Total liabilities	2.9%	2.8%	2.9%
Total financial liabilities at fair value	8.1%	7.9%	7.8%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels of the fair value hierarchy.
The table below presents a summary of level 3 financial assets.

	As of

$ in millions	June 2020	March 2020	December 2019
Trading assets:
Trading cash instruments	$ 1,804	$ 1,234	$ 1,242
Derivatives	7,047	7,381	4,654
Investments	17,916	19,408	15,282
Loans	2,659	2,753	1,890
Total	$ 29,426	$ 30,776	$ 23,068
Level 3 financial assets as of June 2020 decreased compared with March 2020, primarily reflecting a decrease in level 3 investments. Level 3 financial assets as of June 2020 increased compared with December 2019, primarily reflecting an increase in level 3 investments. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of June 2020
Trading cash instruments	$334,365	$109,371
Derivatives	62,970	52,936
Total	$397,335	$162,307
As of December 2019
Trading cash instruments	$310,080	$ 65,033
Derivatives	45,252	43,802
Total	$355,332	$108,835
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Interest rates	$1,315	$ 732	$2,052	$1,992
Credit	1,151	213	2,993	455
Currencies	42	704	(693)	1,422
Equities	1,931	785	3,631	1,175
Commodities	1,348	45	1,486	158
Total	$5,787	$2,479	$9,469	$5,202
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

Goldman Sachs June 2020 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2020
Assets
Government and agency obligations:
U.S.	$117,242	$ 35,041	$ –	$ 152,283
Non-U.S.	47,160	8,631	57	55,848
Loans and securities backed by:
Commercial real estate	–	1,106	430	1,536
Residential real estate	–	5,695	307	6,002
Corporate debt instruments	677	29,507	764	30,948
State and municipal obligations	–	319	–	319
Other debt obligations	363	2,244	172	2,779
Equity securities	76,825	1,855	74	78,754
Commodities	–	5,896	–	5,896
Total	$242,267	$ 90,294	$1,804	$ 334,365
Liabilities
Government and agency obligations:
U.S.	$ (21,227)	$ (63)	$ –	$ (21,290)
Non-U.S.	(27,340)	(2,180)	–	(29,520)
Loans and securities backed by:
Commercial real estate	–	(4)	(1)	(5)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(33)	(7,906)	(140)	(8,079)
Equity securities	(50,062)	(399)	(15)	(50,476)
Total	$ (98,662)	$(10,553)	$ (156)	$(109,371)
As of December 2019
Assets
Government and agency obligations:
U.S.	$108,200	$ 34,714	$ 21	$ 142,935
Non-U.S.	33,709	11,108	22	44,839
Loans and securities backed by:
Commercial real estate	–	2,031	191	2,222
Residential real estate	–	5,794	231	6,025
Corporate debt instruments	1,313	26,768	692	28,773
State and municipal obligations	–	680	–	680
Other debt obligations	409	1,074	10	1,493
Equity securities	78,782	489	75	79,346
Commodities	–	3,767	–	3,767
Total	$222,413	$ 86,425	$1,242	$ 310,080
Liabilities
Government and agency obligations:
U.S.	$ (9,914)	$ (47)	$ –	$ (9,961)
Non-U.S.	(21,213)	(2,205)	(6)	(23,424)
Loans and securities backed by:
Commercial real estate	–	(31)	(1)	(32)
Residential real estate	–	(2)	–	(2)
Corporate debt instruments	(115)	(7,494)	(253)	(7,862)
State and municipal obligations	–	(2)	–	(2)
Equity securities	(23,519)	(212)	(13)	(23,744)
Commodities	–	(6)	–	(6)
Total	$ (54,761)	$ (9,999)	$ (273)	$ (65,033)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

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

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	June 2020		December 2019
Loans and securities backed by commercial real estate
Level 3 assets	$430		$191
Yield	2.1% to 28.2% (7.6%	)	2.7% to 21.7% (13.5%	)
Recovery rate	19.8% to 95.0% (66.7%	)	11.4% to 81.1% (55.6%	)
Duration (years)	0.3 to 9.2 (4.1)		0.3 to 6.6 (2.8)
Loans and securities backed by residential real estate
Level 3 assets	$307		$231
Yield	0.9% to 14.4% (4.9%	)	1.2% to 12.0% (5.8%	)
Cumulative loss rate	7.6% to 36.6% (20.1%	)	5.4% to 30.4% (16.3%	)
Duration (years)	1.5 to 15.5 (4.3)		2.3 to 12.4 (5.7)
Corporate debt instruments
Level 3 assets	$764		$692
Yield	2.5% to 37.3% (12.9%	)	0.1% to 20.4% (7.2%	)
Recovery rate	0.0% to 70.0% (56.8%	)	0.0% to 69.7% (54.9%	)
Duration (years)	1.5 to 14.8 (4.2)		1.7 to 16.6 (5.1)
Other debt obligations
Level 3 assets	$172		$10
Yield	11.5% to 12.5% (12.4%	)	N/A
Duration (years)	4.9 to 5.4 (4.9)		N/A
Level 3 government and agency obligations and equity securities were not material as of both June 2020 and December 2019, and therefore are not included in the table above.

17	Goldman Sachs June 2020 Form 10-Q

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2020 and December 2019. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Total trading cash instrument assets
Beginning balance	$1,234	$1,590	$1,242	$1,689
Net realized gains/(losses)	17	33	68	48
Net unrealized gains/(losses)	(40)	9	(190)	5
Purchases	306	241	609	361
Sales	(212)	(293)	(320)	(586)
Settlements	(42)	(61)	(183)	(105)
Transfers into level 3	695	173	761	294
Transfers out of level 3	(154)	(173)	(183)	(187)
Ending balance	$1,804	$1,519	$1,804	$1,519
Total trading cash instrument liabilities
Beginning balance	$ (194)	$ (159)	$ (273)	$ (49)
Net realized gains/(losses)	(1)	–	–	–
Net unrealized gains/(losses)	15	(37)	105	(136)
Purchases	21	21	40	32
Sales	(15)	(39)	(22)	(42)
Settlements	5	4	1	9
Transfers into level 3	(8)	(8)	(10)	(26)
Transfers out of level 3	21	7	3	1
Ending balance	$ (156)	$ (211)	$ (156)	$ (211)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs June 2020 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Loans and securities backed by commercial real estate
Beginning balance	$ 130	$ 371	$ 191	$ 332
Net realized gains/(losses)	2	6	13	9
Net unrealized gains/(losses)	(9)	(14)	(33)	(22)
Purchases	20	6	79	32
Sales	–	(60)	(13)	(105)
Settlements	(6)	(24)	(57)	(44)
Transfers into level 3	294	31	255	77
Transfers out of level 3	(1)	(48)	(5)	(11)
Ending balance	$ 430	$ 268	$ 430	$ 268
Loans and securities backed by residential real estate
Beginning balance	$ 251	$ 263	$ 231	$ 348
Net realized gains/(losses)	3	3	7	5
Net unrealized gains/(losses)	2	14	11	24
Purchases	5	23	41	50
Sales	(89)	(66)	(68)	(157)
Settlements	(7)	(7)	(24)	(17)
Transfers into level 3	181	48	178	26
Transfers out of level 3	(39)	(8)	(69)	(9)
Ending balance	$ 307	$ 270	$ 307	$ 270
Corporate debt instruments
Beginning balance	$ 719	$ 789	$ 692	$ 912
Net realized gains/(losses)	9	21	35	26
Net unrealized gains/(losses)	(23)	8	(137)	6
Purchases	140	187	303	250
Sales	(93)	(152)	(175)	(293)
Settlements	(20)	(18)	(85)	(27)
Transfers into level 3	138	86	235	113
Transfers out of level 3	(106)	(99)	(104)	(165)
Ending balance	$ 764	$ 822	$ 764	$ 822
Other
Beginning balance	$ 134	$ 167	$ 128	$ 97
Net realized gains/(losses)	3	3	13	8
Net unrealized gains/(losses)	(10)	1	(31)	(3)
Purchases	141	25	186	29
Sales	(30)	(15)	(64)	(31)
Settlements	(9)	(12)	(17)	(17)
Transfers into level 3	82	8	93	78
Transfers out of level 3	(8)	(18)	(5)	(2)
Ending balance	$ 303	$ 159	$ 303	$ 159
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended June 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $23 million (reflecting $17 million of net realized gains and $40 million of net unrealized losses) for the three months ended June 2020 included gains/(losses) of $(56) million reported in market making and $33 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended June 2020 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended June 2020 primarily reflected transfers of certain loans and securities backed by commercial and residential real estate and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the three months ended June 2020 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Six Months Ended June 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $122 million (reflecting $68 million of net realized gains and $190 million of net unrealized losses) for the six months ended June 2020 included gains/(losses) of $(194) million reported in market making and $72 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2020 primarily reflected losses on corporate debt instruments, principally reflecting the impact of wider credit spreads.
Transfers into level 3 trading cash instrument assets during the six months ended June 2020 primarily reflected transfers of certain loans and securities backed by commercial and residential real estate and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the six months ended June 2020 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments and increased price transparency as a result of market evidence, including market transactions in these instruments.
Three Months Ended June 2019.
The net realized and unrealized gains on level 3 trading cash instrument assets of $42 million (reflecting $33 million of net realized gains and $9 million of net unrealized gains) for the three months ended June 2019 included gains of $1 million reported in market making and $41 million reported in interest income.
The drivers of net unrealized gains on level 3 trading cash instrument assets for the three months ended June 2019 were not material.

19	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 trading cash instrument assets during the three months ended June 2019 primarily reflected transfers of certain corporate debt instruments and loans and securities backed by residential real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the three months ended June 2019 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Six Months Ended June 2019.
The net realized and unrealized gains on level 3 trading cash instrument assets of $53 million (reflecting $48 million of net realized gains and $5 million of net unrealized gains) for the six months ended June 2019 included gains/(losses) of $(22) million reported in market making and $75 million reported in interest income.
The drivers of net unrealized gains on level 3 trading cash instrument assets for the six months ended June 2019 were not material.
Transfers into level 3 trading cash instrument assets during the six months ended June 2019 primarily reflected transfers of certain corporate debt instruments, loans and securities backed by commercial real estate and other trading cash instruments assets from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the six months ended June 2019 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
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
Risk Management.
The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument
basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure in certain fixed-rate unsecured long- and short-term borrowings, and deposits, and to manage foreign currency exposure on the net investment in certain
non-U.S.
operations.
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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both the three and six months ended June 2020 and June 2019, substantially all of the firm’s derivatives were included in the Global Markets segment.

Goldman Sachs June 2020 Form 10-Q	20

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

	As of June 2020		As of December 2019

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 953	$ 1,338	$ 476	$ 856
OTC-cleared	15,814	13,937	9,958	8,618
Bilateral OTC	360,018	326,113	266,387	242,046
Total interest rates	376,785	341,388	276,821	251,520
OTC-cleared	2,180	2,301	6,551	6,929
Bilateral OTC	15,645	13,700	14,178	13,860
Total credit	17,825	16,001	20,729	20,789
Exchange-traded	51	8	35	10
OTC-cleared	403	508	411	391
Bilateral OTC	91,961	92,950	79,887	81,613
Total currencies	92,415	93,466	80,333	82,014
Exchange-traded	3,818	3,434	2,390	2,272
OTC-cleared	185	173	180	243
Bilateral OTC	12,485	16,407	8,568	13,034
Total commodities	16,488	20,014	11,138	15,549
Exchange-traded	24,855	28,052	13,499	16,976
Bilateral OTC	39,514	43,782	36,162	39,531
Total equities	64,369	71,834	49,661	56,507
Subtotal	567,882	542,703	438,682	426,379
Accounted for as hedges
OTC-cleared	2	–	–	–
Bilateral OTC	1,525	–	3,182	1
Total interest rates	1,527	–	3,182	1
OTC-cleared	35	13	16	57
Bilateral OTC	38	81	16	153
Total currencies	73	94	32	210
Subtotal	1,600	94	3,214	211
Total gross fair value	$ 569,482	$ 542,797	$ 441,896	$ 426,590
Offset in the consolidated balance sheets
Exchange-traded	$ (25,725)	$ (25,725)	$ (14,159)	$ (14,159)
OTC-cleared	(16,522)	(16,522)	(15,565)	(15,565)
Bilateral OTC	(391,721)	(391,721)	(310,920)	(310,920)
Counterparty netting	(433,968)	(433,968)	(340,644)	(340,644)
OTC-cleared	(1,851)	(277)	(1,302)	(526)
Bilateral OTC	(70,693)	(55,616)	(54,698)	(41,618)
Cash collateral netting	(72,544)	(55,893)	(56,000)	(42,144)
Total amounts offset	$(506,512)	$(489,861)	$(396,644)	$(382,788)
Included in the consolidated balance sheets
Exchange-traded	$ 3,952	$ 7,107	$ 2,241	$ 5,955
OTC-cleared	246	133	249	147
Bilateral OTC	58,772	45,696	42,762	37,700
Total	$ 62,970	$ 52,936	$ 45,252	$ 43,802
Not offset in the consolidated balance sheets
Cash collateral	$ (1,050)	$ (2,174)	$ (604)	$ (1,603)
Securities collateral	(16,911)	(11,437)	(14,196)	(9,252)
Total	$ 45,009	$ 39,325	$ 30,452	$ 32,947

	Notional Amounts as of

$ in millions	June 2020	December 2019
Not accounted for as hedges
Exchange-traded	$ 3,555,199	$ 4,757,300
OTC-cleared	17,925,616	13,440,376
Bilateral OTC	11,088,072	11,668,171
Total interest rates	32,568,887	29,865,847
OTC-cleared	483,075	396,342
Bilateral OTC	623,320	707,935
Total credit	1,106,395	1,104,277
Exchange-traded	3,380	4,566
OTC-cleared	149,566	134,060
Bilateral OTC	6,065,090	5,926,602
Total currencies	6,218,036	6,065,228
Exchange-traded	221,888	230,018
OTC-cleared	2,470	2,639
Bilateral OTC	213,621	243,228
Total commodities	437,979	475,885
Exchange-traded	1,072,169	910,099
Bilateral OTC	1,133,972	1,182,335
Total equities	2,206,141	2,092,434
Subtotal	42,537,438	39,603,671
Accounted for as hedges
OTC-cleared	153,071	123,531
Bilateral OTC	6,774	9,714
Total interest rates	159,845	133,245
OTC-cleared	3,328	4,152
Bilateral OTC	7,746	9,247
Total currencies	11,074	13,399
Subtotal	170,919	146,644
Total notional amounts	$42,708,357	$39,750,315
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $13.86 billion as of June 2020 and $9.15 billion as of December 2019, and derivative liabilities of $17.62 billion as of June 2020 and $14.88 billion as of December 2019, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

21	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2020
Assets
Interest rates	$ 5	$ 377,390	$ 917	$ 378,312
Credit	–	13,540	4,285	17,825
Currencies	–	92,152	336	92,488
Commodities	–	15,796	692	16,488
Equities	64	62,081	2,224	64,369
Gross fair value	69	560,959	8,454	569,482
Counterparty netting in levels	–	(431,356)	(1,407)	(432,763)
Subtotal	$ 69	$ 129,603	$ 7,047	$ 136,719
Cross-level counterparty netting				(1,205)
Cash collateral netting				(72,544)
Net fair value				$ 62,970
Liabilities
Interest rates	$(219)	$(340,563)	$ (606)	$(341,388)
Credit	–	(14,043)	(1,958)	(16,001)
Currencies	–	(93,130)	(430)	(93,560)
Commodities	–	(19,653)	(361)	(20,014)
Equities	(20)	(69,775)	(2,039)	(71,834)
Gross fair value	(239)	(537,164)	(5,394)	(542,797)
Counterparty netting in levels	–	431,356	1,407	432,763
Subtotal	$(239)	$(105,808)	$(3,987)	$(110,034)
Cross-level counterparty netting				1,205
Cash collateral netting				55,893
Net fair value				$ (52,936)
As of December 2019
Assets
Interest rates	$ 3	$ 279,443	$ 557	$ 280,003
Credit	–	17,204	3,525	20,729
Currencies	–	80,178	187	80,365
Commodities	–	10,648	490	11,138
Equities	21	48,953	687	49,661
Gross fair value	24	436,426	5,446	441,896
Counterparty netting in levels	–	(340,325)	(792)	(341,117)
Subtotal	$ 24	$ 96,101	$ 4,654	$ 100,779
Cross-level counterparty netting				473
Cash collateral netting				(56,000)
Net fair value				$ 45,252
Liabilities
Interest rates	$ (3)	$ (251,050)	$ (468)	$ (251,521)
Credit	–	(19,141)	(1,648)	(20,789)
Currencies	–	(81,826)	(398)	(82,224)
Commodities	–	(15,306)	(243)	(15,549)
Equities	(26)	(53,817)	(2,664)	(56,507)
Gross fair value	(29)	(421,140)	(5,421)	(426,590)
Counterparty netting in levels	–	340,325	792	341,117
Subtotal	$ (29)	$ (80,815)	$ (4,629)	$ (85,473)
Cross-level counterparty netting				(473)
Cash collateral netting				42,144
Net fair value				$ (43,802)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of

$ in millions, except inputs	June 2020	December 2019
Interest rates, net	$311	$89
Correlation	(40)% to 81% (51%/60%)	(42)% to 81% (52%/60%)
Volatility (bps)	31 to 150 (70/61)	31 to 150 (70/61)
Credit, net	$2,327	$1,877
Credit spreads (bps)	1 to 748 (105/67)	1 to 559 (96/53)
Upfront credit points	1 to 98 (41/30)	2 to 90 (38/32)
Recovery rates	2% to 70% (36%/40%)	10% to 60% (31%/25%)
Currencies, net	$(94)	$(211)
Correlation	20% to 70% (39%/41%)	20% to 70% (37%/36%)
Commodities, net	$331	$247
Volatility	13% to 92% (37%/30%)	9% to 57% (26%/25%)
Natural gas spread	$(0.86) to $1.40 ($(0.14)/$(0.08))	$(1.93) to $1.69 ($(0.16)/$(0.17))
Oil spread	$(0.41) to $18.23 ($7.93/$7.06)	$(4.86) to $19.77 ($9.82/$11.15)
Equities, net	$185	$(1,977)
Correlation	(77)% to 99% (48%/56%)	(70)% to 99% (42%/45%)
Volatility	4% to 172% (26%/24%)	2% to 72% (14%/7%)
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs June 2020 Form 10-Q	22

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

23	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Total level 3 derivatives, net
Beginning balance	$1,660	$ (688)	$ 25	$ 590
Net realized gains/(losses)	70	(27)	136	(20)
Net unrealized gains/(losses)	(76)	(17)	2,110	(107)
Purchases	157	200	326	300
Sales	(264)	(299)	(516)	(375)
Settlements	1,557	45	945	177
Transfers into level 3	(17)	6	(36)	(5)
Transfers out of level 3	(27)	1,378	70	38
Ending balance	$3,060	$ 598	$3,060	$ 598
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Interest rates, net
Beginning balance	$ 266	$ (19)	$ 89	$ (109)
Net realized gains/(losses)	1	(14)	15	(11)
Net unrealized gains/(losses)	(12)	82	170	151
Purchases	19	5	21	6
Sales	(8)	(6)	(17)	(8)
Settlements	26	(11)	23	14
Transfers into level 3	6	(9)	8	(17)
Transfers out of level 3	13	2	2	4
Ending balance	$ 311	$ 30	$ 311	$ 30
Credit, net
Beginning balance	$ 2,518	$ 1,874	$ 1,877	$ 1,672
Net realized gains/(losses)	14	9	(1)	15
Net unrealized gains/(losses)	(152)	(81)	366	45
Purchases	44	33	75	74
Sales	(47)	(26)	(52)	(45)
Settlements	101	(136)	41	(170)
Transfers into level 3	(94)	12	10	76
Transfers out of level 3	(57)	(9)	11	9
Ending balance	$ 2,327	$ 1,676	$ 2,327	$ 1,676
Currencies, net
Beginning balance	$ 61	$ 29	$ (211)	$ 461
Net realized gains/(losses)	6	(8)	(4)	(28)
Net unrealized gains/(losses)	(53)	(76)	17	(181)
Purchases	9	3	9	5
Sales	(5)	(4)	(5)	(9)
Settlements	(106)	24	105	(276)
Transfers into level 3	(1)	(5)	(3)	(3)
Transfers out of level 3	(5)	6	(2)	–
Ending balance	$ (94)	$ (31)	$ (94)	$ (31)
Commodities, net
Beginning balance	$ 388	$ 145	$ 247	$ 112
Net realized gains/(losses)	5	(18)	7	(24)
Net unrealized gains/(losses)	49	21	154	47
Purchases	2	21	32	24
Sales	(2)	(67)	(5)	(66)
Settlements	(84)	6	(57)	15
Transfers into level 3	(18)	33	(30)	7
Transfers out of level 3	(9)	(7)	(17)	19
Ending balance	$ 331	$ 134	$ 331	$ 134
Equities, net
Beginning balance	$(1,573)	$(2,717)	$(1,977)	$(1,546)
Net realized gains/(losses)	44	4	119	28
Net unrealized gains/(losses)	92	37	1,403	(169)
Purchases	83	138	189	191
Sales	(202)	(196)	(437)	(247)
Settlements	1,620	162	833	594
Transfers into level 3	90	(25)	(21)	(68)
Transfers out of level 3	31	1,386	76	6
Ending balance	$ 185	$(1,211)	$ 185	$(1,211)
Level 3 Rollforward Commentary
Three Months Ended June 2020.
The net realized and unrealized losses on level 3 derivatives of $6 million (reflecting $70 million of net realized gains and $76 million of net unrealized losses) for the three months ended June 2020 included gains of $55 million reported in market making and losses of $61 million reported in other principal transactions.

Goldman Sachs June 2020 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The drivers of the net unrealized losses on level 3 derivatives for the three months ended June 2020 were primarily attributable to losses on certain credit derivatives (primarily reflecting the tightening of certain credit spreads), partially offset by gains on certain equity derivatives (primarily reflecting changes in underlying equity prices).
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during the three months ended June 2020 were not material.
Six Months Ended June 2020.
The net realized and unrealized gains on level 3 derivatives of $2.25 billion (reflecting $136 million of net realized gains and $2.11 billion of net unrealized gains) for the six months ended June 2020 included gains of $2.29 billion reported in market making and losses of $45 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the six months ended June 2020 were primarily attributable to gains on certain equity derivatives (primarily reflecting the impact of a decrease in underlying equity prices) and gains on certain credit derivatives (primarily reflecting the impact of a decrease in interest rates).
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during the six months ended June 2020 were not material.
Three Months Ended June 2019.
The net realized and unrealized losses on level 3 derivatives of $44 million (reflecting $27 million of net realized losses and $17 million of net unrealized losses) for the three months ended June 2019 included losses of $29 million reported in market making and $15 million reported in other principal transactions.
The drivers of the net unrealized losses on level 3 derivatives for the three months ended June 2019 were not material.
The drivers of transfers into level 3 derivatives during the three months ended June 2019 were not material.
Transfers out of level 3 derivatives during the three months ended June 2019 primarily reflected transfers of certain equity derivative liabilities to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.
Six Months Ended June 2019.
The net realized and unrealized losses on level 3 derivatives of $127 million (reflecting $20 million of net realized losses and $107 million of net unrealized losses) for the six months ended June 2019 included losses of $92 million reported in market making and $35 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the six months ended June 2019 were primarily attributable to losses on certain currency derivatives (primarily reflecting the impact of a decrease in interest rates) and losses on certain equity derivatives (primarily reflecting the impact of an increase in underlying equity prices), partially offset by gains on certain interest rate derivatives (primarily reflecting the impact of a decrease in interest rates).
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during the six months ended June 2019 were not material.
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2020
Assets
Interest rates	$ 9,034	$21,613	$74,510	$105,157
Credit	937	3,687	3,801	8,425
Currencies	10,753	6,542	8,298	25,593
Commodities	4,103	1,868	591	6,562
Equities	6,747	8,156	2,005	16,908
Counterparty netting in tenors	(2,885)	(4,258)	(3,651)	(10,794)
Subtotal	$28,689	$37,608	$85,554	$151,851
Cross-tenor counterparty netting				(20,289)
Cash collateral netting				(72,544)
Total OTC derivative assets				$ 59,018
Liabilities
Interest rates	$ 5,353	$13,449	$49,045	$ 67,847
Credit	817	3,696	2,088	6,601
Currencies	11,938	8,303	6,468	26,709
Commodities	4,075	2,066	4,331	10,472
Equities	7,799	10,095	3,282	21,176
Counterparty netting in tenors	(2,885)	(4,258)	(3,651)	(10,794)
Subtotal	$27,097	$33,351	$61,563	$122,011
Cross-tenor counterparty netting				(20,289)
Cash collateral netting				(55,893)
Total OTC derivative liabilities				$ 45,829
As of December 2019
Assets
Interest rates	$ 5,521	$15,183	$57,394	$ 78,098
Credit	678	3,259	3,183	7,120
Currencies	10,236	5,063	6,245	21,544
Commodities	2,507	1,212	302	4,021
Equities	7,332	4,509	1,294	13,135
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$23,011	$25,553	$66,086	$114,650
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(56,000)
Total OTC derivative assets				$ 43,011
Liabilities
Interest rates	$ 3,654	$ 9,113	$36,470	$ 49,237
Credit	1,368	4,052	1,760	7,180
Currencies	12,486	6,906	4,036	23,428
Commodities	2,796	1,950	3,804	8,550
Equities	5,755	7,381	3,367	16,503
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$22,796	$25,729	$47,105	$ 95,630
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(42,144)
Total OTC derivative liabilities				$ 37,847

25	Goldman Sachs June 2020 Form 10-Q

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
As of June 2020, written credit derivatives had a total gross notional amount of $525.89 billion and purchased credit derivatives had a total gross notional amount of $580.53 billion, for total net notional purchased protection of $54.64 billion. As of December 2019, written credit derivatives had a total gross notional amount of $522.57 billion and purchased credit derivatives had a total gross notional amount of $581.76 billion, for total net notional purchased protection of $59.19 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.

Goldman Sachs June 2020 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 107,215	$11,462	$ 1,445	$ 4,150	$124,272
1 – 5 years	294,900	32,572	11,986	15,399	354,857
Greater than 5 years	41,751	3,217	1,104	685	46,757
Total	$ 443,866	$47,251	$14,535	$20,234	$525,886
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$394,450	$38,181	$13,706	$18,731	$465,068
Other	$101,659	$ 8,285	$ 2,398	$ 3,118	$115,460
Fair Value of Written Credit Derivatives
Asset	$ 6,927	$ 595	$ 90	$ 133	$ 7,745
Liability	277	1,462	888	4,686	7,313
Net asset/(liability)	$ 6,650	$ (867)	$ (798)	$ (4,553)	$ 432
As of December 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$143,566	$ 7,155	$ 759	$ 2,953	$154,433
1 – 5 years	292,444	10,125	5,482	8,735	316,786
Greater than 5 years	48,109	2,260	427	554	51,350
Total	$484,119	$19,540	$ 6,668	$12,242	$522,569
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$395,127	$14,492	$ 5,938	$10,543	$426,100
Other	$149,092	$ 2,617	$ 1,599	$ 2,354	$155,662
Fair Value of Written Credit Derivatives
Asset	$ 13,103	$ 446	$ 160	$ 202	$ 13,911
Liability	1,239	448	372	3,490	5,549
Net asset/(liability)	$ 11,864	$ (2)	$ (212)	$ (3,288)	$ 8,362
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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
CVA, net of hedges	$(322)	$(35)	$ (51)	$(198)
FVA, net of hedges	580	38	(179)	272
Total	$ 258	$ 3	$(230)	$ 74
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	June 2020	December 2019
Fair value of assets	$ 1,411	$ 1,148
Fair value of liabilities	1,639	1,717
Net liability	$ 228	$ 569
Notional amount	$11,475	$11,003
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

27	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about net derivative liabilities under bilateral agreements (excluding collateral posted), the fair value of collateral posted and additional collateral or termination payments that could have been called by counterparties in the event of a one-
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	June 2020	December 2019
Net derivative liabilities under bilateral agreements	$41,968	$32,800
Collateral posted	$36,151	$28,510
Additional collateral or termination payments:
One-notch downgrade	$ 447	$ 358
Two-notch downgrade	$ 1,022	$ 1,268
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
Fair Value Hedges
The firm designates certain interest rate swaps as fair value hedges of certain fixed-rate unsecured long-term and short-term debt and fixed-rate certificates of deposit. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate or Overnight Index Swap Rate), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.
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

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Interest rate hedges	$ 353	$ 2,328	$ 6,939	$ 3,584
Hedged borrowings and deposits	$ (564)	$(2,462)	$(7,243)	$(3,813)
Interest expense	$2,090	$ 4,689	$ 5,527	$ 9,068
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

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2020
Deposits	$ 18,657	$ 849
Unsecured short-term borrowings	$ 8,405	$ 65
Unsecured long-term borrowings	$106,139	$13,386
As of December 2019
Deposits	$ 19,634	$ 200
Unsecured short-term borrowings	$ 6,008	$ 28
Unsecured long-term borrowings	$ 87,874	$ 7,292
In the table above, cumulative hedging adjustment included $4.47 billion as of June 2020 and $3.48 billion as of December 2019 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $886 million as of June 2020 and $425 million as of December 2019 and substantially all were related to unsecured long-term borrowings.

Goldman Sachs June 2020 Form 10-Q	28

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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Hedges:
Foreign currency forward contract	$(114)	$(30)	$642	$(15)
Foreign currency-denominated debt	$ (9)	$(76)	$ (30)	$(44)
Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) for both the three and six months ended June 2020 was $57 million (reflecting a gain of $208 million related to hedges and a loss of $151 million on the related net investments in non-U.S. operations). The gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for both the three and six months June 2019.
The firm had designated $3.62 billion as of June 2020 and $3.05 billion as of December 2019 of foreign currency-denominated debt, included in unsecured long-term and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of

$ in millions	June 2020	December 2019
Equity securities, at fair value	$19,850	$22,163
Debt instruments, at fair value	17,954	16,570
Available-for-sale securities, at fair value	32,764	19,094
Investments, at fair value	70,568	57,827
Held-to-maturity securities	5,750	5,825
Equity method investments	303	285
Total investments	$76,621	$63,937
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity-related investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	June 2020	December 2019
Equity securities, at fair value	$19,850	$22,163
Equity Type
Public equity	13%	11%
Private equity	87%	89%
Total	100%	100%
Asset Class
Corporate	82%	79%
Real estate	18%	21%
Total	100%	100%
Region
Americas	47%	50%
EMEA	16%	17%
Asia	37%	33%
Total	100%	100%

29	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.89 billion as of June 2020 and $8.23 billion as of December 2019. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $99 million for the three months ended June 2020, $290 million for the three months ended June 2019, $176 million for the six months ended June 2020 and $455 million for the six months ended June 2019. These gains are included in other principal transactions in the consolidated statements of earnings.

•	Equity securities, at fair value included $2.62 billion as of June 2020 and $3.22 billion as of December 2019 of investments in funds that are measured at NAV.

•	EMEA represents Europe, Middle East and Africa.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	June 2020	December 2019
Corporate debt securities	$10,703	$10,838
Securities backed by real estate	1,779	2,619
Money market instruments	3,886	1,681
Other	1,586	1,432
Total	$17,954	$16,570
In the table above:

•
Money market instruments primarily includes commercial paper, certificates of deposit and time deposits. The increase in money market instruments from December 2019 to June 2020 was primarily related to the firm’s purchase of commercial paper and certificates of deposit from affiliated and non-affiliated
money market funds. See Note 22 for further information about purchases by Goldman Sachs Bank USA (GS Bank USA) from two affiliated money market funds.

•	Other included $1.09 billion as of June 2020 and $983 million as of December 2019 of investments in credit funds that are measured at NAV.
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

Goldman Sachs June 2020 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2020
Private equity funds	$2,215	$ 748
Credit funds	1,088	823
Hedge funds	101	–
Real estate funds	306	225
Total	$3,710	$1,796
As of December 2019
Private equity funds	$2,767	$ 765
Credit funds	983	820
Hedge funds	125	–
Real estate funds	331	196
Total	$4,206	$1,781
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss).
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2020
Less than 5 years	$26,063	$26,461	0.85%
Greater than 5 years	5,965	6,303	1.35%
Total	$32,028	$32,764	0.95%
As of December 2019
Less than 5 years	$14,063	$14,041	1.53%
Greater than 5 years	4,974	5,053	2.10%
Total	$19,037	$19,094	1.68%
In the table above:

•	Available-for-sale securities consists of U.S. government obligations that were classified in level 1 of the fair value hierarchy as of both June 2020 and December 2019.

•
The firm sold
available-for-sale
securities of $2.04 billion (realized gains of $54 million) during the three months ended June 2020, $3.12 billion (realized gains of $95 million) during the three months ended June 2019, $3.49 billion (realized gains of $319 million) during the six months ended June 2020 and $8.08 billion (realized gains of $131 million) during the six months ended June 2019. Such gains were included in the consolidated statements of earnings.

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were $736 million as of June 2020 and $137 million as of December 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of both June 2020 and December 2019.

•
Beginning in January 2020,
available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. The firm did not record any provision for credit losses on such securities during the six months ended June 2020 and there was no other-than-temporary impairment during the year ended December 2019.

Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2020
Government and agency obligations:
U.S.	$32,764	$ –	$ –	$32,764
Non-U.S.	–	69	–	69
Corporate debt securities	60	4,071	6,572	10,703
Securities backed by real estate	–	899	880	1,779
Money market instruments	21	3,865	–	3,886
Other debt obligations	–	–	429	429
Equity securities	263	6,930	10,035	17,228
Subtotal	$33,108	$15,834	$17,916	$66,858
Investments in funds at NAV				3,710
Total investments				$70,568
As of December 2019
Government and agency obligations:
U.S.	$19,094	$ –	$ –	$19,094
Non-U.S.	–	36	–	36
Corporate debt securities	48	7,325	3,465	10,838
Securities backed by real estate	–	2,024	595	2,619
Money market instruments	732	949	–	1,681
Other debt obligations	–	94	319	413
Equity securities	251	7,786	10,903	18,940
Subtotal	$20,125	$18,214	$15,282	$53,621
Investments in funds at NAV				4,206
Total investments				$57,827
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.

31	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	June 2020		December 2019
Corporate debt securities
Level 3 assets	$6,572		$3,465
Yield	3.5% to 40.0% (11.3%	)	5.5% to 29.8% (12.0%	)
Recovery rate	16.0% to 100.0% (62.0%	)	25.0% to 100.0% (68.5%	)
Duration (years)	2.0 to 8.0 (4.1)		2.9 to 5.9 (5.0)
Multiples	0.4x to 36.7x (7.4x	)	0.6x to 24.4x (7.0x	)
Securities backed by real estate
Level 3 assets	$880		$595
Yield	10.0% to 49.0% (17.8%	)	9.4% to 20.3% (16.0%	)
Recovery rate	N/A		33.1% to 34.4% (33.5%	)
Duration (years)	0.8 to 3.2 (2.4)		0.4 to 3.0 (0.9)
Other debt obligations
Level 3 assets	$429		$319
Yield	2.2% to 5.7% (3.3%	)	3.4% to 5.2% (4.5%	)
Duration (years)	0.8 to 9.5 (6.3)		4.0 to 8.0 (6.7)
Equity securities
Level 3 assets	$10,035		$10,903
Multiples	0.3x to 26.9x (9.7x	)	0.8x to 36.0x (8.0x	)
Discount rate/yield	2.8% to 28.4% (13.8%	)	2.1% to 20.3% (13.4%	)
Capitalization rate	3.7% to 15.0% (6.5%	)	3.6% to 15.1% (6.1%	)
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2020 and December 2019. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Beginning balance	$19,408	$14,276	$15,282	$13,548
Net realized gains/(losses)	40	21	121	71
Net unrealized gains/(losses)	(135)	367	(1,395)	505
Purchases	344	315	811	524
Sales	(110)	(460)	(1,186)	(539)
Settlements	(192)	(156)	(504)	(391)
Transfers into level 3	428	1,466	5,937	2,029
Transfers out of level 3	(1,867)	(1,432)	(1,150)	(1,350)
Ending balance	$17,916	$14,397	$17,916	$14,397
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

Goldman Sachs June 2020 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Corporate debt securities
Beginning balance	$ 7,149	$ 2,691	$ 3,465	$ 2,540
Net realized gains/(losses)	27	9	78	26
Net unrealized gains/(losses)	35	48	(406)	87
Purchases	181	78	244	167
Sales	(33)	(3)	(209)	(3)
Settlements	(72)	(47)	(226)	(88)
Transfers into level 3	87	338	3,800	574
Transfers out of level 3	(802)	(66)	(174)	(255)
Ending balance	$ 6,572	$ 3,048	$ 6,572	$ 3,048
Securities backed by real estate
Beginning balance	$ 775	$ 411	$ 595	$ 457
Net realized gains/(losses)	7	5	17	14
Net unrealized gains/(losses)	(28)	3	(104)	5
Purchases	7	10	94	17
Sales	–	–	–	(7)
Settlements	(26)	(17)	(43)	(59)
Transfers into level 3	159	–	321	–
Transfers out of level 3	(14)	(17)	–	(32)
Ending balance	$ 880	$ 395	$ 880	$ 395
Other debt obligations
Beginning balance	$ 428	$ 234	$ 319	$ 216
Net realized gains/(losses)	4	–	7	–
Net unrealized gains/(losses)	1	–	17	1
Purchases	14	25	4	39
Sales	(15)	(8)	–	(4)
Settlements	(3)	–	(9)	(1)
Transfers into level 3	–	–	91	–
Ending balance	$ 429	$ 251	$ 429	$ 251
Equity securities
Beginning balance	$11,056	$10,940	$10,903	$10,335
Net realized gains/(losses)	2	7	19	31
Net unrealized gains/(losses)	(143)	316	(902)	412
Purchases	142	202	469	301
Sales	(62)	(449)	(977)	(525)
Settlements	(91)	(92)	(226)	(243)
Transfers into level 3	182	1,128	1,725	1,455
Transfers out of level 3	(1,051)	(1,349)	(976)	(1,063)
Ending balance	$10,035	$10,703	$10,035	$10,703
Level 3 Rollforward Commentary
Three Months Ended June 2020.
The net realized and unrealized losses on level 3 investments of $95 million (reflecting $40 million of net realized gains and $135 million of net unrealized losses) for the three months ended June 2020 included gains/(losses) of $(170) million reported in other principal transactions and $75 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended June 2020 primarily reflected losses on certain private equity securities principally driven by corporate performance.
Transfers into level 3 investments during the three months ended June 2020 primarily reflected transfers of certain private equity securities and securities backed by real estate from level 2, principally due to reduced price transparency as a result of lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the three months ended June 2020 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Six Months Ended June 2020.
The net realized and unrealized losses on level 3 investments of $1.27 billion (reflecting $121 million of net realized gains and $1.40 billion of net unrealized losses) for the six months ended June 2020 included gains/(losses) of $(1.41) billion reported in other principal transactions and $132 million reported in interest income.
The net unrealized losses on level 3 investments for the six months ended June 2020 primarily reflected losses on certain private equity securities principally driven by corporate performance, and corporate debt securities principally driven by the impact of wider credit spreads and corporate performance.
Transfers into level 3 investments during the six months ended June 2020 primarily reflected transfers of certain corporate debt securities from level 2, principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments, and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.

33	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers out of level 3 investments during the six months ended June 2020 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Three Months Ended June 2019.
The net realized and unrealized gains on level 3 investments of $388 million (reflecting $21 million of net realized gains and $367 million of net unrealized gains) for the three months ended June 2019 included gains of $342 million reported in other principal transactions and $46 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended June 2019 primarily reflected gains on certain private equity securities, principally driven by corporate performance.
Transfers into level 3 investments during the three months ended June 2019 primarily reflected transfers of certain private equity securities and corporate debt securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the three months ended June 2019 primarily reflected transfers of certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Six Months Ended June 2019.
The net realized and unrealized gains on level 3 investments of $576 million (reflecting $71 million of net realized gains and $505 million of net unrealized gains) for the six months ended June 2019 included gains of $481 million reported in other principal transactions and $95 million reported in interest income.
The net unrealized gains on level 3 investments for the six months ended June 2019 primarily reflected gains on certain private equity securities, principally driven by corporate performance.
Transfers into level 3 investments during the six months ended June 2019 primarily reflected transfers of certain private equity securities and corporate debt securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the six months ended June 2019 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2020
Less than 5 years	$3,532	$3,746	2.40%
Greater than 5 years	1,533	1,692	2.25%
Total U.S. government obligations	5,065	5,438	2.35%
Greater than 5 years	685	699	1.30%
Total securities backed by real estate	685	699	1.30%
Total held-to-maturity securities	$5,750	$6,137	2.23%
As of December 2019
Less than 5 years	$3,534	$3,613	2.40%
Greater than 5 years	1,534	1,576	2.25%
Total U.S. government obligations	5,068	5,189	2.35%
Less than 5 years	6	6	4.16%
Greater than 5 years	751	769	1.67%
Total securities backed by real estate	757	775	1.69%
Total held-to-maturity securities	$5,825	$5,964	2.27%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and substantially all securities backed by real estate would have been classified in level 2 of the fair value hierarchy as of both June 2020 and December 2019.

•	The gross unrealized gains were $392 million as of June 2020 and $141 million as of December 2019. The gross unrealized losses were not material as of both June 2020 and December 2019.

•
Beginning in January 2020,
held-to-maturity
securities are reviewed to determine if an allowance for credit loss should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. Provision for credit losses on such securities was not material during the six months ended June 2020 and there was no other-than-temporary impairment during the year ended December 2019.

Goldman Sachs June 2020 Form 10-Q	34

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2020
Loan Type
Corporate	$ 54,973	$ 2,904	$1,516	$ 59,393
Wealth management	20,275	7,953	–	28,228
Commercial real estate	14,325	1,958	657	16,940
Residential real estate	4,426	443	25	4,894
Consumer:
Installment	4,466	–	–	4,466
Credit cards	2,282	–	–	2,282
Other	3,685	559	548	4,792
Total loans, gross	104,432	13,817	2,746	120,995
Allowance for loan losses	(3,901)	–	–	(3,901)
Total loans	$100,531	$13,817	$2,746	$117,094
As of December 2019
Loan Type
Corporate	$ 41,129	$ 3,224	$1,954	$ 46,307
Wealth management	20,116	7,824	–	27,940
Commercial real estate	13,258	1,876	2,609	17,743
Residential real estate	6,132	792	34	6,958
Consumer:
Installment	4,747	–	–	4,747
Credit cards	1,858	–	–	1,858
Other	3,396	670	726	4,792
Total loans, gross	90,636	14,386	5,323	110,345
Allowance for loan losses	(1,441)	–	–	(1,441)
Total loans	$ 89,195	$14,386	$5,323	$108,904
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

35	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
As of June 2020
Accounting Method
Amortized cost	$33,469	$61,833	$ 9,130	$104,432
Fair value	2,118	4,791	6,908	13,817
Held for sale	268	1,854	624	2,746
Total	$35,855	$68,478	$16,662	$120,995
Loan Type
Corporate	$13,194	$45,655	$544	$ 59,393
Wealth management	19,362	4,397	4,469	28,228
Real estate:
Commercial	600	14,423	1,917	16,940
Residential	669	2,923	1,302	4,894
Consumer:
Installment	–	–	4,466	4,466
Credit cards	–	–	2,282	2,282
Other	2,030	1,080	1,682	4,792
Total	$35,855	$68,478	$16,662	$120,995
Secured	74%	89%	55%	80%
Unsecured	26%	11%	45%	20%
Total	100%	100%	100%	100%
As of December 2019
Accounting Method
Amortized cost	$30,266	$51,222	$ 9,148	$ 90,636
Fair value	2,844	5,174	6,368	14,386
Held for sale	323	4,368	632	5,323
Total	$33,433	$60,764	$16,148	$110,345
Loan Type
Corporate	$10,507	$35,509	$ 291	$ 46,307
Wealth management	20,001	3,576	4,363	27,940
Real estate:
Commercial	306	15,997	1,440	17,743
Residential	244	4,600	2,114	6,958
Consumer:
Installment	–	–	4,747	4,747
Credit cards	–	–	1,858	1,858
Other	2,375	1,082	1,335	4,792
Total	$33,433	$60,764	$16,148	$110,345
Secured	83%	91%	54%	83%
Unsecured	17%	9%	46%	17%
Total	100%	100%	100%	100%
In the table above:

•
Substantially all of the other/unrated wealth management loans consists of loans backed by residential real estate, and real estate and other loans primarily consists of purchased real estate-backed, consumer and credit card loans. The firm’s risk assessment process for these loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows, the Fair Isaac Corporation (FICO) credit score and other risk factors.

•
Installment and credit card loans represent loans originated by the firm. An important credit-quality indicator for such loans is the FICO credit score, which measures a borrower’s creditworthiness by considering factors such as payment and credit history. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 87% of loans as of June 2020 and 91% as of December 2019 that were rated pass/non-criticized.

Goldman Sachs June 2020 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Vintage.
The table below presents gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
2020	$ 2,807	$ 4,522	$ –	$ 7,329
2019	962	8,083	71	9,116
2018	2,211	4,048	–	6,259
2017	911	3,110	19	4,040
2016	306	1,555	–	1,861
2015 or earlier	407	2,485	–	2,892
Revolving	5,098	18,327	51	23,476
Corporate	$12,702	$42,130	$ 141	$54,973
2020	$ 257	$ 65	$ –	$ 322
2019	623	414	–	1,037
2018	415	66	–	481
2017	399	76	–	475
2016	30	65	–	95
2015 or earlier	557	207	–	764
Revolving	15,470	1,630	1	17,101
Wealth management	$17,751	$ 2,523	$ 1	$20,275
2020	$ 118	$ 1,192	$ 46	$ 1,356
2019	51	1,961	56	2,068
2018	203	2,431	44	2,678
2017	18	1,831	12	1,861
2016	–	188	10	198
2015 or earlier	–	752	525	1,277
Revolving	–	4,887	–	4,887
Commercial real estate	$ 390	$13,242	$ 693	$14,325
2020	$ 547	$ 1,547	$ 81	$ 2,175
2019	–	368	244	612
2018	–	151	302	453
2017	8	66	163	237
2016	–	–	2	2
2015 or earlier	–	–	70	70
Revolving	114	740	23	877
Residential real estate	$ 669	$ 2,872	$ 885	$ 4,426
2020	$ –	$ 34	$ 488	$ 522
2019	–	149	51	200
2018	–	47	11	58
2017	–	10	–	10
Revolving	1,957	826	112	2,895
Other	$ 1,957	$ 1,066	$ 662	$ 3,685
Total	$33,469	$61,833	$2,382	$97,684
Percentage of total	34%	63%	3%	100%
In the table above, revolving loans which converted to term loans were not material as of June 2020.
The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

	As of June 2020

$ in millions	Greater than or equal to 660	Less than 660	Total
2020	$ 920	$ 21	$ 941
2019	1,653	160	1,813
2018	1,186	236	1,422
2017	222	54	276
2016	11	3	14
Installment	$3,992	$ 474	$4,466
Credit cards	1,652	630	2,282
Total consumer	$5,644	$1,104	$6,748
Percentage of total:
Installment	89%	11%	100%
Credit cards	72%	28%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2020
Corporate	$ 59,393	64%	29%	7%	100%
Wealth management	28,228	89%	8%	3%	100%
Commercial real estate	16,940	69%	21%	10%	100%
Residential real estate	4,894	88%	10%	2%	100%
Consumer:
Installment	4,466	100%	–	–	100%
Credit cards	2,282	100%	–	–	100%
Other	4,792	85%	14%	1%	100%
Total	$120,995	74%	20%	6%	100%
As of December 2019
Corporate	$ 46,307	60%	31%	9%	100%
Wealth management	27,940	88%	9%	3%	100%
Commercial real estate	17,743	69%	21%	10%	100%
Residential real estate	6,958	90%	9%	1%	100%
Consumer:
Installment	4,747	100%	–	–	100%
Credit cards	1,858	100%	–	–	100%
Other	4,792	87%	12%	1%	100%
Total	$110,345	73%	21%	6%	100%
The table below presents the concentration of gross corporate loans by industry.

	As of

$ in millions	June 2020	December 2019
Corporate, gross	$59,393	$46,307
Industry
Consumer & Retail	8%	7%
Diversified Industrials	22%	17%
Financial Institutions	9%	10%
Funds	7%	9%
Healthcare	8%	8%
Natural Resources & Utilities	12%	12%
Real Estate	8%	7%
Technology, Media & Telecommunications	17%	17%
Other (including Special Purpose Vehicles)	9%	13%
Total	100%	100%

37	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the firm’s credit exposure from originated installment and credit card loans and the concentration by the five most concentrated U.S. states.

	As of

$ in millions	June 2020	December 2019
Installment	$4,466	$4,747
California	12%	12%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	61%	61%
Total	100%	100%
Credit Cards	$2,282	$1,858
California	19%	21%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	52%	50%
Total	100%	100%
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
In certain circumstances, the firm may modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty, typically in the form of a modification of loan covenants, but may also include forbearance of interest or principal, payment extensions or interest rate reductions. These modifications, to the extent significant, are considered troubled debt restructurings (TDRs). Loan modifications that extend payment terms for a period of less than 90 days are generally considered insignificant and therefore not reported as TDRs.
In response to the global outbreak of the coronavirus (COVID-19) pandemic, the firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. As of June 2020, the firm had $311 million of loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance.
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of June 2020
Corporate	$109	$131	$240
Wealth management	6	34	40
Commercial real estate	362	172	534
Residential real estate	3	18	21
Consumer:
Installment	40	18	58
Credit cards	22	31	53
Other	14	2	16
Total	$556	$406	$962
Total divided by gross loans at amortized cost			0.9%
As of December 2019
Corporate	$197	$ 42	$239
Wealth management	13	15	28
Commercial real estate	54	123	177
Residential real estate	19	18	37
Consumer:
Installment	71	29	100
Credit cards	35	4	39
Other	6	1	7
Total	$395	$232	$627
Total divided by gross loans at amortized cost			0.7%

Goldman Sachs June 2020 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about nonaccrual loans.

	As of

$ in millions	June 2020	December 2019
Corporate	$3,032	$1,122
Wealth management	48	52
Commercial real estate	431	175
Residential real estate	137	143
Installment	30	38
Other	324	–
Total	$4,002	$1,530
Total divided by gross loans at amortized cost	3.8%	1.7%
In the table above:

•	Nonaccrual loans included $627 million as of June 2020 and $429 million as of December 2019 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both June 2020 and December 2019.

•
Nonaccrual loans included $419 million as of June 2020 and $251 million as of December 2019 of corporate and commercial real estate
loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were not material as of both June 2020 and December 2019. Installment loans that were modified in a troubled debt restructuring were not material as of both June 2020 and December 2019.

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
Under CECL, the allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loan and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features. The forecasts include baseline, favorable and adverse economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. The forecasted economic scenarios consider a number of factors relevant to the wholesale and consumer portfolios described below. The firm applies judgment in weighing individual scenarios each quarter based on a variety of factors, including the firm’s internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends.
The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting and account for model imprecision and concentration risk.
Management’s estimate of credit losses entails judgment about loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. The allowance for credit losses is subject to a governance process that involves review and approval by senior management within the firm’s independent risk oversight and control functions. Personnel within the firm’s independent risk oversight and control functions are responsible for forecasting the economic variables that underlie the economic scenarios that are used in the modeling of expected credit losses. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used.
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	June 2020		December 2019

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 54,973	$106,051	$41,129	$127,226
Wealth management	20,275	2,756	20,116	2,198
Commercial real estate	14,325	3,005	12,803	3,207
Residential real estate	4,426	1,097	4,965	759
Other	3,685	3,781	3,396	3,029
Consumer
Installment	4,466	5	4,747	12
Credit cards	2,282	17,486	1,858	13,669
PCI	–	–	1,622	–
Total	$104,432	$134,181	$90,636	$150,100

39	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, wholesale loans included $3.97 billion as of June 2020 and $1.49 billion as of December 2019 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $610 million as of June 2020 and $207 million as of December 2019. These loans included $876 million as of June 2020 and $754 million as of December 2019 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.
The following is a description of the methodology used to calculate the allowance for credit losses:
Wholesale.
The allowance for credit losses for wholesale loans and lending commitments that exhibit similar risk characteristics is measured using a modeled approach. These models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, expected life, macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. For lending commitments, the methodology also considers probability of drawdowns or funding. In addition, for loans backed by real estate, risk factors include the loan-to-value
ratio, debt service ratio and home price index. The most significant inputs to the forecast model for wholesale loans and lending commitments include unemployment rates, GDP, credit spreads, commercial and industrial delinquency rates, short- and long-term interest rates,
and
oil prices.
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans or loans in a troubled debt restructuring, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate, the observable market price of the loan or the fair value of the collateral.
Wholesale loans are
charged-off
against the allowance for loan losses when deemed to be uncollectible.
Consumer.
The allowance for credit losses for consumer loans that exhibit similar risk characteristics is calculated using a modeled approach which classifies consumer loans into pools based on borrower-related and exposure-related characteristics that differentiate a pool’s risk characteristics from other pools. The factors considered in determining a pool are generally consistent with the risk characteristics used for internal credit risk measurement and management and include key metrics, such as FICO credit scores, delinquency status, loan vintage and macroeconomic indicators.
The most significant inputs to the forecast model for consumer loans include unemployment rates and delinquency rates. The expected life of revolving credit card loans is determined by modeling expected future draws and the timing and amount of repayments allocated to the funded balance. The firm does not recognize an allowance for credit losses on credit card lending commitments as they are cancellable by the firm.
The allowance for credit losses for consumer loans that do not share similar risk characteristics, such as loans in a troubled debt restructuring, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate.
Installment loans are
charged-off
when they are 120 days past due. Credit card loans are
charged-off
when they are 180 days past due.

Goldman Sachs June 2020 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	PCI	Total
Six Months Ended June 2020
Allowance for loan losses
Beginning balance, reported	$ 879	$ 393	$ 169	$1,441
Impact of CECL adoption	452	444	(169)	727
Beginning balance, adjusted	1,331	837	–	2,168
Net charge-offs	(224)	(167)	–	(391)
Provision	1,875	474	–	2,349
Other	(225)	–	–	(225)
Ending balance	$2,757	$1,144	$ –	$3,901
Allowance ratio	2.8%	17.0%	–	3.7%
Net charge-off ratio	0.5%	5.0%	–	0.8%
Allowance for losses on lending commitments
Beginning balance, reported	$ 361	$ –	$ –	$ 361
Impact of CECL adoption	(48)	–	–	(48)
Beginning balance, adjusted	313	–	–	313
Provision	177	–	–	177
Ending balance	$ 490	$ –	$ –	$ 490
Year Ended December 2019
Allowance for loan losses
Beginning balance	$ 658	$ 292	$ 116	$1,066
Net charge-offs	(121)	(317)	(52)	(490)
Provision	469	418	103	990
Other	(127)	–	2	(125)
Ending balance	$ 879	$ 393	$ 169	$1,441
Allowance ratio	1.1%	6.0%	10.4%	1.6%
Net charge-off ratio	0.2%	6.2%	3.2%	0.6%
Allowance for losses on lending commitments
Beginning balance	$ 286	$ –	$ –	$ 286
Provision	75	–	–	75
Ending balance	$ 361	$ –	$ –	$ 361
In the table above:

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing net charge-offs (annualized for interim periods) by average gross loans accounted for at amortized cost.
Allowance for Credit Losses Rollforward Commentary
Six Months Ended June 2020.
The allowance for credit losses increased by $2.59 billion during the six months ended June 2020.
The impact of CECL adoption for wholesale and consumer loans was driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and also considers forecasts of expected future economic conditions. The impact of CECL adoption for PCI loans was as a result of the firm electing to apply the fair value option for such loans.
The provision for credit losses for wholesale and consumer loans reflected the continued impact of the COVID-19 pandemic on economic conditions, which resulted in higher modeled expected losses and lower recoveries. The allowance for loan losses ratio for wholesale loans increased to 2.8% as of June 2020 compared with 1.1% as of December 2019, while the allowance for loan losses ratio for consumer loans increased to 17.0% as of June 2020 compared with 6.0% as of December 2019. The increase in the allowance for loan losses ratio
s
reflected both the impact of adopting the CECL standard, as well as higher provision for credit losses.
When modeling expected credit losses, the firm employs a weighted, multivariate forecast, which includes baseline, adverse and favorable economic scenarios. As of June 2020, the forecasted economic scenarios were most heavily weighted towards the baseline and adverse scenarios. The forecasted range for the U.S. unemployment rate in the three scenarios is 6.5% to 15.0% at December 2020 and 4.2% to 9.0% at June 2021. The forecasted range of the decline in U.S. GDP for 2020 in the three scenarios is 3.8% to 6.7%. The forecasted range of the decline in U.S. GDP for the second quarter of 2021 compared with the fourth quarter of 2019 (pre-pandemic) in the three scenarios is 0.1% to 4.1%, with the timing of the recovery of quarterly U.S. GDP to its pre-pandemic level in the three scenarios ranging from the quarters ending June 2021 to June 2022. The forecast model incorporates adjustments to reflect the impact of COVID-19-related concession programs on delinquency rates and also considers the impact of the CARES Act and other economic support programs provided by national governments. While the unemployment rate and GDP are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.
In addition, the provision for credit losses for wholesale loans was impacted by ratings downgrades and asset-specific provisions primarily related to borrowers in the technology media and communication, diversified industrials, and oil and gas industries. Besides the weaker economic outlook related to the COVID-19 pandemic, the provision for credit losses for consumer loans for the six months ended June 2020 was also impacted by the continued seasoning of the credit card portfolio.
Net charge-offs for the six months ended June 2020 for wholesale loans were substantially all
related to corporate loans and net charge-offs for consumer loans were primarily
 related to installment loans.

41	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Year Ended December 2019.
The allowance for credit losses increased by $450 million during the year ended December 2019.
The provision for credit losses for wholesale loans was substantially all related to corporate loans for the year ended December 2019. The provision for credit losses related to consumer loans was primarily related to installment loans for the year ended December 2019.
Net charge-offs for wholesale loans were primarily related to corporate loans for the year ended December 2019. Net charge-offs
for consumer loans were substantially all related to installment loans for the year ended December 2019.
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2020
Loan Type
Corporate	$ –	$ 1,965	$ 939	$ 2,904
Wealth management	–	7,892	61	7,953
Commercial real estate	–	874	1,084	1,958
Residential real estate	–	175	268	443
Other	–	252	307	559
Total	$ –	$11,158	$2,659	$13,817
As of December 2019
Loan Type
Corporate	$ –	$ 2,472	$ 752	$ 3,224
Wealth management	–	7,764	60	7,824
Commercial real estate	–	1,285	591	1,876
Residential real estate	–	571	221	792
Other	–	404	266	670
Total	$ –	$12,496	$1,890	$14,386
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $12 million for the three months ended June 2020, $200 million for the three months ended June 2019, $(15) million for the six months ended June 2020, and $302 million for the six months ended June 2019. These gains/(losses) were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.
Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	June 2020		December 2019
Corporate
Level 3 assets	$939		$752
Yield	1.3% to 29.4% (10.8%	)	1.9% to 26.3% (9.5%	)
Recovery rate	15.0% to 80.5% (38.6%	)	13.5% to 78.0% (44.4%	)
Duration (years)	1.6 to 5.3 (3.6)		3.7 to 5.8 (3.9)
Commercial real estate
Level 3 assets	$1,084		$591
Yield	4.4% to 26.3% (13.0%	)	7.0% to 16.0% (9.3%	)
Recovery rate	9.7% to 91.0% (32.6%	)	5.9% to 85.2% (48.6%	)
Duration (years)	0.4 to 6.7 (2.6)		0.2 to 5.3 (3.5)
Residential real estate
Level 3 assets	$268		$221
Yield	1.6% to 14.0% (12.0%	)	1.1% to 14.0% (11.5%	)
Duration (years)	0.8 to 2.7 (1.9)		1.1 to 4.8 (4.0)
Wealth management and other
Level 3 assets	$368		$326
Yield	9.3% to 13.5% (10.9%	)	3.9% to 16.0% (9.9%	)
Duration (years)	1.1 to 5.2 (3.1)		1.6 to 6.7 (3.7)
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2020 and December 2019. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.

Goldman Sachs June 2020 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Beginning balance	$2,753	$2,069	$1,890	$1,990
Net realized gains/(losses)	16	21	37	41
Net unrealized gains/(losses)	10	46	(53)	46
Purchases	58	117	397	200
Sales	–	(2)	(7)	(10)
Settlements	(173)	(289)	(379)	(433)
Transfers into level 3	163	243	787	391
Transfers out of level 3	(168)	(98)	(13)	(118)
Ending balance	$2,659	$2,107	$2,659	$2,107
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Corporate
Beginning balance	$1,044	$ 726	$ 752	$ 659
Net realized gains/(losses)	4	5	10	4
Net unrealized gains/(losses)	(1)	9	(17)	(8)
Purchases	37	103	64	139
Sales	–	(1)	(7)	–
Settlements	(60)	(124)	(79)	(127)
Transfers into level 3	83	163	229	238
Transfers out of level 3	(168)	(8)	(13)	(32)
Ending balance	$ 939	$ 873	$ 939	$ 873
Commercial real estate
Beginning balance	$1,063	$ 640	$ 591	$ 677
Net realized gains/(losses)	7	8	16	18
Net unrealized gains/(losses)	(13)	13	(37)	20
Purchases	16	4	285	13
Sales	–	–	–	(1)
Settlements	(47)	(103)	(171)	(150)
Transfers into level 3	58	80	400	65
Ending balance	$1,084	$ 642	$1,084	$ 642
Residential real estate
Beginning balance	$ 260	$ 274	$ 221	$ 290
Net realized gains/(losses)	2	4	1	5
Net unrealized gains/(losses)	15	9	1	10
Purchases	5	2	42	7
Sales	–	(1)	–	–
Settlements	(15)	(24)	(39)	(52)
Transfers into level 3	1	–	42	–
Transfers out of level 3	–	(90)	–	(86)
Ending balance	$ 268	$ 174	$ 268	$ 174
Wealth management and other
Beginning balance	$ 386	$ 429	$ 326	$ 364
Net realized gains/(losses)	3	4	10	14
Net unrealized gains/(losses)	9	15	–	24
Purchases	–	8	6	41
Sales	–	–	–	(9)
Settlements	(51)	(38)	(90)	(104)
Transfers into level 3	21	–	116	88
Ending balance	$ 368	$ 418	$ 368	$ 418

43	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward Commentary
Three Months Ended June 2020.
The net realized and unrealized gains on level 3 loans of $26 million (reflecting $16 million of net realized gains and $10 million of net unrealized gains) for the three months ended June 2020 included gains of $15 million reported in other principal transactions and $11 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended June 2020 were not material.
Transfers into level 3 loans during the three months ended June 2020 primarily reflected transfers of certain corporate loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 loans during the three months ended June 2020 reflected transfers of certain corporate loans to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.
Six Months Ended June 2020.
The net realized and unrealized losses on level 3 loans of $16 million (reflecting $37 million of net realized gains and $53 million of net unrealized losses) for the six months ended June 2020 included gains/(losses) of $(35) million reported in other principal transactions and $19 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the six months ended June 2020 were not material.
Transfers into level 3 loans during the six months ended June 2020 primarily reflected transfers of certain loans backed by commercial real estate and corporate loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 loans during the six months ended June 2020 were not material.
Three Months Ended June 2019.
The net realized and unrealized gains on level 3 loans of $67 million (reflecting $21 million of net realized gains and $46 million of net unrealized gains) for the three months ended June 2019 included gains of $53 million reported in other principal transactions and $14 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended June 2019 were not material.
Transfers into level 3 loans during the three months ended June 2019 primarily reflected transfers of certain corporate loans from level 2, principally due to reduced price transparency as a result of lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 loans during the three months ended June 2019 were not material.
Six Months Ended June 2019.
The net realized and unrealized losses on level 3 loans of $87 million (reflecting $41 million of net realized gains and $46 million of net unrealized gains) for the six months ended June 2019 included gains of $60 million reported in other principal transactions and $27 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the six months ended June 2019 were not material.
Transfers into level 3 loans during the six months ended June 2019 primarily reflected transfers of certain corporate loans from level 2, principally due to reduced price transparency as a result of lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 loans during the six months ended June 2019 were not material.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2020
Amortized cost	$100,531	$47,396	$53,159	$100,555
Held for sale	$ 2,746	$ 1,179	$ 1,574	$ 2,753
As of December 2019
Amortized cost	$ 89,195	$52,091	$37,095	$ 89,186
Held for sale	$ 5,323	$ 4,157	$ 1,252	$ 5,409

Goldman Sachs June 2020 Form 10-Q	44

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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and resale agreements;

•	Securities borrowed and loaned in FICC financing;

•	Most other secured financings, including transfers of assets accounted for as financings and collateralized central bank financings;

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.
Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2020
Assets
Resale agreements	$ –	$ 130,820	$ –	$ 130,820
Securities borrowed	–	29,119	–	29,119
Customer and other receivables	–	52	–	52
Total	$ –	$ 159,991	$ –	$ 159,991
Liabilities
Deposits	$ –	$ (20,761)	$ (4,217)	$ (24,978)
Repurchase agreements	–	(88,272)	(10)	(88,282)
Securities loaned	–	(1,053)	–	(1,053)
Other secured financings	–	(22,923)	(1,773)	(24,696)
Unsecured borrowings:
Short-term	–	(17,979)	(6,806)	(24,785)
Long-term	–	(31,563)	(12,837)	(44,400)
Other liabilities	–	(3)	(320)	(323)
Total	$ –	$(182,554)	$(25,963)	$(208,517)
As of December 2019
Assets
Resale agreements	$ –	$ 85,691	$ –	$ 85,691
Securities borrowed	–	26,279	–	26,279
Customer and other receivables	–	53	–	53
Total	$ –	$ 112,023	$ –	$ 112,023
Liabilities
Deposits	$ –	$ (13,742)	$ (4,023)	$ (17,765)
Repurchase agreements	–	(117,726)	(30)	(117,756)
Securities loaned	–	(714)	–	(714)
Other secured financings	–	(17,685)	(386)	(18,071)
Unsecured borrowings:
Short-term	–	(20,300)	(5,707)	(26,007)
Long-term	–	(32,920)	(10,741)	(43,661)
Other liabilities	–	(1)	(149)	(150)
Total	$ –	$ (203,088)	$ (21,036)	$ (224,124)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both June 2020 and December 2019.

45	Goldman Sachs June 2020 Form 10-Q

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
As of June 2020:

•	Yield: 2.7% to 3.0% (weighted average: 2.7%)

•	Duration: 1.1 to 3.6 years (weighted average: 3.2 years)
As of December 2019:

•	Yield: 3.3% to 4.2% (weighted average: 3.5%)

•	Duration: 0.6 to 2.1 years (weighted average: 1.0 year)
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
Repurchase Agreements.
As of both June 2020 and December 2019, the firm’s level 3 repurchase agreements were not material.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Beginning balance	$(21,650)	$(20,919)	$(21,036)	$(19,397)
Net realized gains/(losses)	(109)	(113)	(203)	(225)
Net unrealized gains/(losses)	(1,977)	(643)	777	(1,765)
Issuances	(9,541)	(4,401)	(15,206)	(5,910)
Settlements	7,707	5,081	11,132	6,606
Transfers into level 3	(628)	(541)	(1,622)	(833)
Transfers out of level 3	235	717	195	705
Ending balance	$(25,963)	$(20,819)	$(25,963)	$(20,819)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

Goldman Sachs June 2020 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Deposits
Beginning balance	$ (3,996)	$ (3,351)	$ (4,023)	$ (3,168)
Net realized gains/(losses)	(1)	(1)	4	(3)
Net unrealized gains/(losses)	(79)	(137)	(75)	(269)
Issuances	(3,929)	(198)	(4,025)	(412)
Settlements	3,796	56	3,919	168
Transfers into level 3	(44)	(19)	(66)	(22)
Transfers out of level 3	36	28	49	84
Ending balance	$ (4,217)	$ (3,622)	$ (4,217)	$ (3,622)
Repurchase agreements
Beginning balance	$ (12)	$ (29)	$ (30)	$ (29)
Net unrealized gains/(losses)	(4)	–	(1)	(4)
Settlements	6	1	21	5
Ending balance	$ (10)	$ (28)	$ (10)	$ (28)
Other secured financings
Beginning balance	$ (1,230)	$ (192)	$ (386)	$ (170)
Net realized gains/(losses)	2	5	5	15
Net unrealized gains/(losses)	(32)	(9)	26	(19)
Issuances	(806)	(6)	(806)	(17)
Settlements	293	–	373	9
Transfers into level 3	–	–	(985)	(20)
Ending balance	$ (1,773)	$ (202)	$ (1,773)	$ (202)
Unsecured short-term borrowings
Beginning balance	$ (5,411)	$ (5,513)	$ (5,707)	$ (4,076)
Net realized gains/(losses)	(48)	(46)	(81)	(78)
Net unrealized gains/(losses)	(735)	(72)	605	(310)
Issuances	(2,853)	(2,320)	(5,339)	(3,052)
Settlements	2,572	2,468	4,008	2,325
Transfers into level 3	(445)	(158)	(353)	(256)
Transfers out of level 3	114	615	61	421
Ending balance	$ (6,806)	$ (5,026)	$ (6,806)	$ (5,026)
Unsecured long-term borrowings
Beginning balance	$(10,676)	$(11,702)	$(10,741)	$(11,823)
Net realized gains/(losses)	(70)	(78)	(146)	(172)
Net unrealized gains/(losses)	(1,132)	(384)	393	(1,122)
Issuances	(1,945)	(1,871)	(5,021)	(2,416)
Settlements	1,040	2,556	2,811	4,099
Transfers into level 3	(139)	(364)	(218)	(535)
Transfers out of level 3	85	74	85	200
Ending balance	$(12,837)	$(11,769)	$(12,837)	$(11,769)
Other liabilities
Beginning balance	$ (325)	$ (132)	$ (149)	$ (131)
Net realized gains/(losses)	8	7	15	13
Net unrealized gains/(losses)	5	(41)	(171)	(41)
Issuances	(8)	(6)	(15)	(13)
Ending balance	$ (320)	$ (172)	$ (320)	$ (172)
Level 3 Rollforward Commentary
Three Months Ended June 2020.
The net realized and unrealized losses on level 3 other financial liabilities of $2.09 billion (reflecting $109 million of net realized losses and $1.98 billion of net unrealized losses) for the three months ended June 2020 included losses of $1.24 billion reported in market making, $10 million reported in other principal transactions and $2 million reported in interest expense in the consolidated statements of earnings and $839 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended June 2020 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings, principally due to an increase in global equity prices.
Transfers into level 3 other financial liabilities during the three months ended June 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended June 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2, principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments.
Six Months Ended June 2020.
The net realized and unrealized gains on level 3 other financial liabilities of $574 million (reflecting $203 million of net realized losses and $777 million of net unrealized gains) for the six months ended June 2020 included gains/(losses) of $247 million reported in market making, $55 million reported in other principal transactions and $(5) million reported in interest expense in the consolidated statements of earnings and $277 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the six months ended June 2020 primarily reflected gains on certain hybrid financial instruments included in unsecured short- and long-term borrowings, principally due to a decrease in global equity prices and interest rates, partially offset by losses on other liabilities and deposits, principally due to changes in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during the six months ended June 2020 primarily reflected transfers of certain other secured financings and hybrid financial instruments included in unsecured short- and long-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the six months ended June 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2, principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments.

47	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Three Months Ended June 2019.
The net realized and unrealized losses on level 3 other financial liabilities of $756 million (reflecting $113 million of net realized losses and $643 million of net unrealized losses) for the three months ended June 2019 included losses of $659 million reported in market making and $4 million reported in other principal transactions in the consolidated statements of earnings, and $93 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
Six Months Ended June 2019.
The net realized and unrealized losses on level 3 other financial liabilities of $1.99 billion (reflecting $225 million of net realized losses and $1.77 billion of net unrealized losses) for the six months ended June 2019 included losses of $1.53 billion reported in market making and $5 million reported in other principal transactions in the consolidated statements of earnings, and $451 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Unsecured short-term borrowings	$(2,352)	$ (469)	$ 2,129	$(2,085)
Unsecured long-term borrowings	(2,015)	(1,920)	(1,023)	(4,149)
Other	(492)	(283)	(94)	(760)
Total	$(4,859)	$(2,672)	$ 1,012	$(6,994)
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three and six months ended June 2020 and June 2019. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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

Goldman Sachs June 2020 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both June 2020 and December 2019.
The difference between the aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected was not material as of June 2020, and the fair value exceeded the aggregate contractual principal amount by $199 million as of December 2019. The amounts above include both principal-protected and non-principal-protected
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

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
DVA (pre-tax)	$(2,938)	$(413)	$933	$(2,302)
DVA (net of tax)	$(2,218)	$(311)	$696	$(1,728)
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three and six months ended June 2020 and June 2019.

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans on the consolidated balance sheets) for which the fair value option was elected.

	As of

$ in millions	June 2020	December 2019
Performing loans
Aggregate contractual principal in excess of fair value	$ 930	$ 809
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$9,298	$6,703
Aggregate fair value	$3,376	$2,776
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $14 million as of June 2020 and $24 million as of December 2019, and the related total contractual amount of these lending commitments was $1.68 billion as of June 2020 and $1.55 billion as of December 2019. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(30) million for the three months ended June 2020, $106 million for the three months ended June 2019, $(224) million for the six months ended June 2020 and $183 million for the six months ended June 2019. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

49	Goldman Sachs June 2020 Form 10-Q

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
The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of

$ in millions	June 2020	December 2019
Resale agreements	$130,820	$ 85,691
Securities borrowed	$142,806	$136,071
Repurchase agreements	$ 88,282	$117,756
Securities loaned	$ 16,560	$ 14,985
In the table above:

•
Resale agreements and repurchase agreements are carried at fair value under the fair value option. See Note 4 for further information about the valuation techniques and significant inputs used to determine fair value.

•
Securities borrowed of $29.12 billion as of June 2020 and $26.28 billion as of December 2019, and securities loaned of $1.05 billion as of June 2020 and $714 million as of December 2019 were at fair value.

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

Goldman Sachs June 2020 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Securities borrowed and loaned within FICC financing are recorded at fair value under the fair value option. See Note 10 for further information about securities borrowed and loaned accounted for at fair value.
Securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2020 and December 2019.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2020
Included in the consolidated balance sheets
Gross carrying value	$ 189,072	$ 147,098	$ 146,534	$ 20,852
Counterparty netting	(58,252)	(4,292)	(58,252)	(4,292)
Total	130,820	142,806	88,282	16,560
Amounts not offset
Counterparty netting	(8,521)	(2,453)	(8,521)	(2,453)
Collateral	(119,542)	(132,052)	(77,994)	(13,995)
Total	$ 2,757	$ 8,301	$ 1,767	$ 112
As of December 2019
Included in the consolidated balance sheets
Gross carrying value	$ 152,982	$ 140,677	$ 185,047	$ 19,591
Counterparty netting	(67,291)	(4,606)	(67,291)	(4,606)
Total	85,691	136,071	117,756	14,985
Amounts not offset
Counterparty netting	(3,058)	(2,211)	(3,058)	(2,211)
Collateral	(78,528)	(127,901)	(114,065)	(12,614)
Total	$ 4,105	$ 5,959	$ 633	$ 160
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

$ in millions	Repurchase agreements	Securities loaned
As of June 2020
Money market instruments	$ 800	$ –
U.S. government and agency obligations	79,041	–
Non-U.S. government and agency obligations	50,276	1,093
Securities backed by commercial real estate	70	–
Securities backed by residential real estate	403	–
Corporate debt securities	8,554	51
State and municipal obligations	12	–
Other debt obligations	3	–
Equity securities	7,375	19,708
Total	$146,534	$20,852
As of December 2019
Money market instruments	$ 158	$ –
U.S. government and agency obligations	112,903	–
Non-U.S. government and agency obligations	55,575	1,051
Securities backed by commercial real estate	210	–
Securities backed by residential real estate	1,079	–
Corporate debt securities	6,857	122
State and municipal obligations	242	–
Other debt obligations	196	–
Equity securities	7,827	18,418
Total	$185,047	$19,591
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2020

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 71,196	$17,327
2 - 30 days	40,402	726
31 - 90 days	11,391	47
91 days - 1 year	20,586	2,752
Greater than 1 year	2,959	–
Total	$146,534	$20,852
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

51	Goldman Sachs June 2020 Form 10-Q

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $14.26 billion as of June 2020 and $10.91 billion as of December 2019.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, they would have been classified in level 3 as of June 2020 and primarily classified in level 2 as of December 2019.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2020
Other secured financings (short-term):
At fair value	$ 7,602	$ 4,698	$12,300
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,679	5,717	12,396
At amortized cost	517	684	1,201
Total other secured financings	$14,798	$11,099	$25,897

Other secured financings collateralized by:
Financial instruments	$ 7,723	$ 8,932	$16,655
Other assets	$ 7,075	$ 2,167	$ 9,242
As of December 2019
Other secured financings (short-term):
At fair value	$ 2,754	$ 4,441	$ 7,195
At amortized cost	129	–	129
Other secured financings (long-term):
At fair value	7,402	3,474	10,876
At amortized cost	397	680	1,077
Total other secured financings	$10,682	$ 8,595	$19,277

Other secured financings collateralized by:
Financial instruments	$ 4,826	$ 7,189	$12,015
Other assets	$ 5,856	$ 1,406	$ 7,262
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

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 2.39% as of June 2020 and 2.79% as of December 2019. These rates include the effect of hedging activities.

•
Total other secured financings included $1.78 billion as of June 2020 and $2.16 billion as of December 2019 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets of $1.83 billion as of June 2020 and $2.21 billion as of December 2019, both primarily included in trading assets.

•
Other secured financings collateralized by financial instruments included $12.39 billion as of June 2020 and $9.09 billion as of December 2019 of other secured financings collateralized by trading assets and loans, and included $4.27 billion as of June 2020 and $2.93 billion as of December 2019 of other secured financings collateralized by financial instruments received as collateral and repledged.

Goldman Sachs June 2020 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents other secured financings by maturity.

$ in millions	As of June 2020
Other secured financings (short-term)	$12,300
Other secured financings (long-term):
2021	2,928
2022	3,412
2023	1,603
2024	1,455
2025	552
2026 - thereafter	3,647
Total other secured financings (long-term)	13,597
Total other secured financings	$25,897
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

	As of

$ in millions	June 2020	December 2019
Collateral available to be delivered or repledged	$723,248	$661,490
Collateral that was delivered or repledged	$577,968	$558,634
The table below presents information about assets pledged.

As of

$ in millions	June 2020	December 2019
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 70,936	$ 66,605
Investments	$ 13,130	$ 10,968
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$ 98,288	$101,578
Investments	$ 5,637	$ 849
Loans	$ 7,795	$ 6,628
Other assets	$ 15,046	$ 12,337
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $43.47 billion as of June 2020 and $26.76 billion as of December 2019.

53	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 12.
Other Assets

The table below presents other assets by type.

	As of

$ in millions	June 2020	December 2019
Property, leasehold improvements and equipment	$23,730	$21,886
Goodwill and identifiable intangible assets	4,792	4,837
Operating lease right-of-use assets	2,315	2,360
Income tax-related assets	2,652	2,068
Miscellaneous receivables and other	4,270	3,731
Total	$37,759	$34,882
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $9.62 billion as of June 2020 and $9.95 billion as of December 2019. Property, leasehold improvements and equipment included $6.38 billion as of June 2020 and $6.16 billion as of December 2019 that the firm uses in connection with its operations, and $399 million as of June 2020 and $521 million as of December 2019 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during the three months ended June 2020 and there were $129 million of impairments during the six months ended June 2020. There were no material impairments during both the three and six months ended June 2019.
Goodwill and Identifiable Intangible Assets
Goodwill.
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	June 2020	December 2019
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,508	2,508
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,196	$4,196
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

Goldman Sachs June 2020 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the fourth quarter of 2019, goodwill was tested for impairment using a quantitative test. The estimated fair value of each of the reporting units exceeded its respective net carrying value, and therefore goodwill was not impaired.
During the first quarter of 2020, the outbreak of the
COVID-19
pandemic broadly impacted the operating environment, notably in March. Uncertainty about the COVID-19 pandemic persisted throughout the second quarter of 2020 and continued to impact economic and market conditions. Multiple factors, including performance indicators, firm and industry events, macroeconomic indicators and fair value indicators, were qualitatively assessed in the second quarter of 2020 with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the quantitative test performed in the fourth quarter of 2019. Despite challenges to the firm’s operating environment, net revenues for the second quarter of 2020 were strong across the firm’s business segments and their respective reporting units. Based on the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value, and that the impact of the
COVID-19
pandemic through the end of the second quarter of 2020 was not a triggering event to perform a quantitative test.
Identifiable Intangible Assets.
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	June 2020	December 2019
By Reporting Unit
Global Markets:
FICC	$ 2	$ 3
Asset Management	262	265
Consumer & Wealth Management:
Consumer banking	6	7
Wealth management	326	366
Total	$ 596	$ 641
By Type
Customer lists
Gross carrying value	$ 1,435	$ 1,427
Accumulated amortization	(1,067)	(1,044)
Net carrying value	368	383
Acquired leases and other
Gross carrying value	790	790
Accumulated amortization	(562)	(532)
Net carrying value	228	258
Total gross carrying value	2,225	2,217
Total accumulated amortization	(1,629)	(1,576)
Total net carrying value	$ 596	$ 641
The firm acquired $55 million of intangible assets during the six months ended June 2020, primarily related to acquired leases, with a weighted average amortization period of 7 years. The firm acquired $515 million of intangible assets during 2019, primarily related to customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Amortization	$36	$39	$77	$82

$ in millions	As of June 2020
Estimated future amortization
Remainder of 2020	$55
2021	$95
2022	$82
2023	$75
2024	$62
2025	$45

55	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm tests intangible assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and six months ended June 2020 and June 2019.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $147 million for the six months ended June 2020 and $749 million (primarily related to the firm’s new European headquarters in London) for the six months ended June 2019 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during both the six months ended June 2020 and June 2019.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $672 million as of June 2020 and $606 million as of December 2019.

•
Assets classified as held for sale of $693 million as of June 2020 and $470 million as of December 2019 related to the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2020
Consumer deposits	$ 62,292	$29,448	$ 91,740
Private bank deposits	64,892	4,456	69,348
Brokered certificates of deposit	–	40,891	40,891
Deposit sweep programs	21,893	–	21,893
Transaction banking	20,567	4,727	25,294
Other deposits	–	19,371	19,371
Total	$169,644	$98,893	$268,537
As of December 2019
Consumer deposits	$ 44,973	$15,023	$ 59,996
Private bank deposits	53,726	2,087	55,813
Brokered certificates of deposit	–	39,449	39,449
Deposit sweep programs	17,760	–	17,760
Transaction banking	2,291	235	2,526
Other deposits	–	14,475	14,475
Total	$118,750	$71,269	$190,019
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $24.98 billion as of June 2020 and $17.77 billion as of December 2019 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.3 years as of June 2020 and 1.7 years as of December 2019.

•
Deposit sweep programs represent long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of June 2020, the firm had 13 such deposit sweep program agreements.

Goldman Sachs June 2020 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients. Other deposits represents deposits from institutional clients.

•	Deposits insured by the FDIC were $129.28 billion as of June 2020 and $103.98 billion as of December 2019.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $24.45 billion as of June 2020 and $15.86 billion as of December 2019.
The table below presents the location of deposits.

	As of

$ in millions	June 2020	December 2019
U.S. offices	$210,607	$150,759
Non-U.S. offices	57,930	39,260
Total	$268,537	$190,019
In the table above, U.S. deposits were held at GS Bank USA and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of June 2020

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2020	$28,344	$14,001	$42,345
2021	25,756	4,245	30,001
2022	9,614	82	9,696
2023	6,563	115	6,678
2024	4,346	124	4,470
2025	2,269	239	2,508
2026 - thereafter	2,291	904	3,195
Total	$79,183	$19,710	$98,893
As of June 2020, deposits in U.S. offices included $20.05 billion and deposits in
non-U.S.
offices included $17.56 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2020 and December 2019. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2020 and December 2019.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	June 2020	December 2019
Unsecured short-term borrowings	$ 44,264	$ 48,287
Unsecured long-term borrowings	222,627	207,076
Total	$266,891	$255,363
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2020 and December 2019.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	June 2020	December 2019
Current portion of unsecured long-term borrowings	$ 23,989	$ 30,636
Hybrid financial instruments	18,274	15,814
Other unsecured short-term borrowings	2,001	1,837
Total unsecured short-term borrowings	$ 44,264	$ 48,287
Weighted average interest rate	1.93%	2.71%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

57	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2020
Fixed-rate obligations	$104,683	$39,430	$144,113
Floating-rate obligations	45,259	33,255	78,514
Total	$ 149,942	$72,685	$222,627
As of December 2019
Fixed-rate obligations	$ 92,846	$36,185	$129,031
Floating-rate obligations	47,850	30,195	78,045
Total	$140,696	$66,380	$207,076
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•
U.S. dollar-denominated debt had interest rates ranging from 2.00% to 9.30% (with a weighted average rate of 4.22%) as of June 2020 and 2.00% to 10.04% (with a weighted average rate of 3.82%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 2.33%) as of both June 2020 and December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of June 2020
2021	$ 17,538
2022	25,803
2023	29,288
2024	19,430
2025	25,276
2026 - thereafter	105,292
Total	$222,627
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

•
Unsecured long-term borrowings included $14.26 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $238 million in 2021, $(20) million in 2022, $279 million in 2023, $787 million in 2024, $1.03 billion in 2025, and $11.95 billion in 2026 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs June 2020 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	June 2020	December 2019
Fixed-rate obligations:
At fair value	$ 1,431	$ 725
At amortized cost	44,594	47,577
Floating-rate obligations:
At fair value	42,969	42,936
At amortized cost	133,633	115,838
Total	$222,627	$207,076
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.25% (3.68% related to fixed-rate obligations and 1.72% related to floating-rate obligations) as of June 2020 and 2.87% (3.77% related to fixed-rate obligations and 2.48% related to floating-rate obligations) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
As of both June 2020 and December 2019, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2020 and December 2019.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of both June 2020 and December 2019. Subordinated debt that matures within one year is included in unsecured short-term borrowings.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2020
Subordinated debt	$13,923	$19,237	2.37%
Junior subordinated debt	968	1,500	1.42%
Total	$14,891	$20,737	2.31%
As of December 2019
Subordinated debt	$14,041	$16,980	3.46%
Junior subordinated debt	976	1,328	2.85%
Total	$15,017	$18,308	3.42%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of June 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. As of December 2019, the outstanding par amount of junior subordinated debt held by the Trust was $976 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $947 million and $29 million, respectively.
During the six months ended June 2020, the firm purchased Trust Preferred securities with a par amount and a carrying value of $7.9 million and $11.0 million and delivered these securities, along with $0.2 million of common beneficial interests, to the Trust in a non-cash
exchange for junior subordinated debt with a par amount and carrying value of $8.1 million and $12.5 million, respectively. Following the exchange, these Trust Preferred securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

59	Goldman Sachs June 2020 Form 10-Q

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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	June 2020	December 2019
Compensation and benefits	$ 5,957	$ 6,889
Income tax-related liabilities	3,671	2,947
Operating lease liabilities	2,325	2,385
Noncontrolling interests	1,025	1,713
Employee interests in consolidated funds	62	81
Accrued expenses and other	10,769	7,636
Total	$23,809	$21,651
In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm in connection with its contracts with clients, prior to providing the service. As of both June 2020 and December 2019, the firm’s contract liabilities were not material.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2020
Remainder of 2020	$ 163
2021	314
2022	276
2023	243
2024	225
2025	198
2026 - thereafter	2,393
Total undiscounted lease payments	3,812
Imputed interest	(1,487)
Total operating lease liabilities	$ 2,325
Weighted average remaining lease term	19 years
Weighted average discount rate	5.03%
As of December 2019
2020	$ 384
2021	308
2022	268
2023	235
2024	219
2025 - thereafter	2,566
Total undiscounted lease payments	3,980
Imputed interest	(1,595)
Total operating lease liabilities	$ 2,385
Weighted average remaining lease term	18 years
Weighted average discount rate	5.02%

Goldman Sachs June 2020 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02
and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $110 million for the three months ended June 2020, $125 million for the three months ended June 2019, $223 million for the six months ended June 2020 and $242 million for the six months ended June 2019. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2020 and June 2019.
Operating lease liabilities include obligations for office space held in excess of current requirements. Operating lease costs relating to space held for growth is included in occupancy expenses. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the six months ended June 2020 and June 2019.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced as of June 2020, were not material.

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

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Residential mortgages	$5,297	$2,772	$ 8,404	$5,303
Commercial mortgages	2,457	3,035	7,453	3,035
Other financial assets	687	174	1,227	346
Total financial assets securitized	$8,441	$5,981	$17,084	$8,684
Retained interests cash flows	$ 98	$ 85	$ 184	$ 178
In the table above, financial assets securitized included assets of $129 million during the three months ended June 2020, $102 million during the three months ended June 2019, $303 million during the six months ended June 2020 and $206 million during the six months ended June 2019, which were securitized
in a non-cash exchange for loans.

61	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2020
U.S. government agency-issued CMOs	$16,879	$1,144	$11
Other residential mortgage-backed	24,126	1,068	3
Other commercial mortgage-backed	31,661	712	20
Corporate debt and other asset-backed	4,301	174	10
Total	$76,967	$3,098	$44
As of December 2019
U.S. government agency-issued CMOs	$14,328	$1,530	$ 3
Other residential mortgage-backed	24,166	1,078	24
Other commercial mortgage-backed	25,588	615	6
Corporate debt and other asset-backed	3,612	149	–
Total	$67,694	$3,372	$33
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $3.10 billion as of June 2020 and $3.35 billion as of December 2019.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $88 million as of June 2020 and $57 million as of December 2019, and the notional amount of these derivatives and commitments was $1.35 billion as of June 2020 and $1.20 billion as of December 2019. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	June 2020	December 2019
Fair value of retained interests	$ 2,921	$ 3,198
Weighted average life (years)	5.1	6.0
Constant prepayment rate	15.0%	12.9%
Impact of 10% adverse change	$ (23)	$ (22)
Impact of 20% adverse change	$ (44)	$ (42)
Discount rate	10.7%	4.7%
Impact of 10% adverse change	$ (50)	$ (59)
Impact of 20% adverse change	$ (99)	$ (117)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $174 million and a weighted average life of 3.2 years as of June 2020, and a fair value of $149 million and a weighted average life of 3.3 years as of December 2019. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June 2020 and December 2019. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $174 million as of June 2020 and $149 million as of December 2019.

Goldman Sachs June 2020 Form 10-Q	62

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
Corporate Debt and Other Asset-Backed VIEs.
The firm structures VIEs that issue notes to clients, purchases and sells beneficial interests issued by corporate debt and other asset-backed VIEs in connection with market-making activities, and makes loans to VIEs that warehouse corporate debt. Certain of these VIEs synthetically create the exposure for the beneficial interests they issue by entering into credit derivatives with the firm, rather than purchasing the underlying assets. In addition, the firm may enter into derivatives, such as total return swaps, with certain corporate debt and other asset-backed VIEs, under which the firm pays the VIE a return due to the beneficial interest holders and receives the return on the collateral owned by the VIE. The collateral owned by these VIEs is primarily other asset-backed loans and securities. The firm may be removed as the total return swap counterparty and may enter into derivatives with other counterparties to mitigate its risk related to these swaps. The firm may sell assets to the corporate debt and other asset-backed VIEs it structures.

63	Goldman Sachs June 2020 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	June 2020	December 2019
Total nonconsolidated VIEs
Assets in VIEs	$135,301	$128,069
Carrying value of variable interests — assets	$ 9,049	$ 9,526
Carrying value of variable interests — liabilities	$ 934	$ 619
Maximum exposure to loss:
Retained interests	$ 3,098	$ 3,372
Purchased interests	1,634	901
Commitments and guarantees	2,223	2,697
Derivatives	8,467	9,010
Debt and equity	3,953	4,806
Total	$ 19,375	$ 20,786
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	June 2020	December 2019
Mortgage-backed
Assets in VIEs	$83,276	$75,354
Carrying value of variable interests — assets	$ 3,540	$ 3,830
Maximum exposure to loss:
Retained interests	$ 2,924	$ 3,223
Purchased interests	616	607
Commitments and guarantees	43	50
Derivatives	390	66
Total	$ 3,973	$ 3,946
Real estate, credit- and power-related and other investing
Assets in VIEs	$20,354	$19,602
Carrying value of variable interests — assets	$ 3,031	$ 3,243
Carrying value of variable interests — liabilities	$ 9	$ 7
Maximum exposure to loss:
Commitments and guarantees	$ 978	$ 1,213
Derivatives	77	92
Debt and equity	3,030	3,238
Total	$ 4,085	$ 4,543
Corporate debt and other asset-backed
Assets in VIEs	$16,464	$16,248
Carrying value of variable interests — assets	$ 2,068	$ 2,040
Carrying value of variable interests — liabilities	$ 925	$ 612
Maximum exposure to loss:
Retained interests	$ 174	$ 149
Purchased interests	1,018	294
Commitments and guarantees	1,114	1,374
Derivatives	7,997	8,849
Debt and equity	513	1,155
Total	$10,816	$11,821
Investments in funds
Assets in VIEs	$15,207	$16,865
Carrying value of variable interests — assets	$ 410	$ 413
Maximum exposure to loss:
Commitments and guarantees	$ 88	$ 60
Derivatives	3	3
Debt and equity	410	413
Total	$ 501	$ 476

Goldman Sachs June 2020 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of both June 2020 and December 2019, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets were primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in loans and investments and liabilities were included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets were included in trading assets and loans and liabilities were included in trading liabilities.

•	Investments in funds: Assets were included in investments.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	June 2020	December 2019
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 381	$ 112
Trading assets	94	27
Investments	194	835
Loans	2,043	2,392
Other assets	1,060	1,084
Total	$3,772	$4,450
Liabilities
Other secured financings	$1,405	$1,163
Customer and other payables	33	9
Trading liabilities	184	10
Unsecured short-term borrowings	44	48
Unsecured long-term borrowings	217	214
Other liabilities	365	959
Total	$2,248	$2,403
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

•	Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	June 2020	December 2019
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 185	$ 112
Trading assets	3	26
Investments	194	835
Loans	2,043	2,392
Other assets	1,060	1,084
Total	$3,485	$4,449
Liabilities
Other secured financings	$ 569	$ 684
Customer and other payables	33	9
Trading liabilities	35	10
Other liabilities	365	959
Total	$1,002	$1,662
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 196	$ –
Trading assets	20	–
Total	$ 216	$ –
Liabilities
Other secured financings	$ 460	$ –
Total	$ 460	$ –
Principal-protected notes
Assets
Trading assets	$ 71	$ 1
Total	$ 71	$ 1
Liabilities
Other secured financings	$ 376	$ 479
Trading liabilities	149	–
Unsecured short-term borrowings	44	48
Unsecured long-term borrowings	217	214
Total	$ 786	$ 741
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

65	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 18.
Commitments, Contingencies and Guarantees

Commitments
The table below presents commitments by type.

	As of

$ in millions	June 2020	December 2019
Commitment Type
Commercial lending:
Investment-grade	$ 76,035	$ 89,276
Non-investment-grade	46,825	58,718
Warehouse financing	6,709	5,581
Credit cards	17,486	13,669
Total lending	147,055	167,244
Collateralized agreement	72,616	62,093
Collateralized financing	20,402	10,193
Letters of credit	356	456
Investment	5,747	7,879
Other	4,469	6,135
Total commitments	$250,645	$254,000
The table below presents commitments by expiration.

	As of June 2020

$ in millions	Remainder of 2020	2021 - 2022	2023 - 2024	2025 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 5,834	$25,334	$38,339	$ 6,528
Non-investment-grade	2,380	11,348	24,028	9,069
Warehouse financing	414	3,987	2,106	202
Credit cards	17,486	–	–	–
Total lending	26,114	40,669	64,473	15,799
Collateralized agreement	70,708	1,908	–	–
Collateralized financing	20,402	–	–	–
Letters of credit	203	113	–	40
Investment	1,175	1,240	1,052	2,280
Other	4,317	152	–	–
Total commitments	$122,919	$44,082	$65,525	$18,119
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
The table below presents information about lending commitments.

	As of

$ in millions	June 2020	December 2019
Held for investment	$134,181	$150,100
Held for sale	10,286	15,245
At fair value	2,588	1,899
Total	$147,055	$167,244
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $641 million (including allowance for losses of $490 million) as of June 2020 and $527 million (including allowance for losses of $361 million) as of December 2019. The estimated fair value of such lending commitments was a liability of $4.32 billion as of June 2020 and $3.05 billion as of December 2019. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.01 billion as of June 2020 and $1.78 billion as of December 2019 would have been classified in level 2, and $2.30 billion as of June 2020 and $1.27 billion as of December 2019 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $101 million as of June 2020 and $60 million as of December 2019. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both June 2020 and December 2019.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Goldman Sachs June 2020 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $98.86 billion as of June 2020 and $102.50 billion as of December 2019, related to relationship lending activities (principally used for operating and general corporate purposes) and $11.01 billion as of June 2020 and $33.47 billion as of December 2019, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments). The notional amount of such loan commitments was $3.72 billion as of June 2020 and $5.74 billion as of December 2019. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $750 million, of which no protection had been provided as of June 2020 and December 2019. The firm also uses other financial instruments to mitigate credit risks related to certain commitments not covered by SMFG. These instruments primarily include credit default swaps that reference the same or similar underlying instrument or entity, or credit default swaps that reference a credit index.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $2.10 billion as of June 2020 and $2.06 billion as of December 2019, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
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

67	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of June 2020, approximately $1.62 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
See Note 28 for information related to a guarantee that the firm intends to extend subsequent to June 2020 in connection with the firm’s agreement in principle, subject to the execution of definitive documentation, with the Government of Malaysia to resolve all the criminal and regulatory proceedings in Malaysia involving the firm related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB).
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of June 2020
Carrying Value of Net Liability	$ 6,503	$ –	$ 52
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2020	$ 35,554	$21,500	$1,112
2021 - 2022	80,199	–	2,068
2023 - 2024	28,005	–	2,894
2025 - thereafter	36,806	–	309
Total	$180,564	$21,500	$6,383
As of December 2019
Carrying Value of Net Liability	$ 3,817	$ –	$ 27
Maximum Payout/Notional Amount by Period of Expiration
2020	$ 91,814	$17,891	$2,044
2021 - 2022	76,693	–	1,714
2023 - 2024	19,377	–	2,219
2025 - thereafter	36,317	–	149
Total	$224,201	$17,891	$6,126
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.59 billion as of June 2020 and $1.56 billion as of December 2019, and derivative liabilities of $8.09 billion as of June 2020 and $5.38 billion as of December 2019.

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
Securities Lending Indemnifications.
The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $22.11 billion as of June 2020 and $19.14 billion as of December 2019. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.
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

Goldman Sachs June 2020 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Guarantees of Securities Issued by Trusts.
The firm has established trusts, including Goldman Sachs Capital I, the APEX Trusts and other entities, for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. The firm does not consolidate these entities. See Note 14 for further information about the transactions involving Goldman Sachs Capital I and the APEX Trusts.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2020 and December 2019.
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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2020 and December 2019.

69	Goldman Sachs June 2020 Form 10-Q

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
Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction
basis, as negotiated with counterparties. Group Inc. is unable to develop an estimate of the maximum payout under its subsidiary guarantees. However, because these obligations are also obligations of consolidated subsidiaries, Group Inc.’s liabilities as guarantor are not separately disclosed.
Note 19.
Shareholders’ Equity
Common Equity
As of both June 2020 and December 2019, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with
Rule 10b5-1
and accelerated share repurchases), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. The firm suspended stock repurchases through the second quarter of 2020 and consistent with the FRB’s requirement for all large bank holding companies (BHCs), the firm will extend the suspension of stock repurchases through the third quarter of 2020.
The table below presents information about common stock repurchases.

	June 2020

in millions, except per share amounts	Three Months Ended	Six Months Ended
Common share repurchases	–	8.2
Average cost per share	$ –	$236.35
Total cost of common share repurchases	$ –	$ 1,928
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the six months ended June 2020, 3,476 shares were remitted with a total value of $0.9 million and the firm cancelled 3.3 million share-based awards with a total value of $819 million.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June

	2020	2019	2020	2019
Dividends declared per common share	$1.25	$0.85	$2.50	$1.65
On July 14, 2020, the Board of Directors of Group Inc. declared a dividend of $1.25 per common share to be paid on September 29, 2020 to common shareholders of record on September 1, 2020.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2020.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
Total	496,750	420,282	420,280

Goldman Sachs June 2020 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
M	Currently redeemable	$ 25,000	2,000
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
R	February 10, 2025	$ 25,000	600
S	February 10, 2025	$ 25,000	350
Total			$11,203
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive approval from the FRB.

•	In January 2020, the firm issued 14,000 shares of Series S 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series S Preferred Stock).

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
In 2019, the firm redeemed 38,000 shares of its outstanding Series L Preferred Stock with a redemption value of $950 million ($25,000 per share), plus accrued and unpaid dividends. In addition, in 2019, the firm redeemed the remaining 6,000 outstanding shares of its Series B 6.20%
Non-Cumulative
Preferred Stock (Series B Preferred Stock) with a redemption value of $150 million ($25,000 per share). The difference between the redemption value and net carrying value at the time of these redemptions was $9 million ($7 million of which was recorded during the six months ended June 2019), which was recorded as an addition to preferred stock dividends in 2019.
The table below presents the dividend rates of perpetual preferred stock as of June 2020.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
M	3 month LIBOR + 3.922%, payable quarterly
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

71	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents preferred stock dividends declared.

	2020		2019

Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$ 236.98	$ 7	$ 229.17	$ 7
B	$ –	–	$ 387.50	3
C	$ 252.78	2	$ 244.44	2
D	$ 252.78	14	$ 244.44	14
E	$1,011.11	8	$1,044.44	8
F	$1,011.11	1	$1,044.44	1
J	$ 343.75	14	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
L	$ –	–	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$ 393.75	10	$ 393.75	10
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Total		$176		$216
Six Months Ended June
A	$ 471.36	$ 14	$ 463.55	$ 14
B	$ –	–	$ 775.00	5
C	$ 502.78	4	$ 494.44	4
D	$ 502.78	27	$ 494.44	27
E	$2,022.22	15	$2,022.22	15
F	$2,022.22	3	$2,022.22	3
J	$ 687.50	28	$ 687.50	28
K	$ 796.88	22	$ 796.88	22
L	$ 361.54	4	$ 712.50	37
M	$ 671.88	54	$ 671.88	54
N	$ 787.50	21	$ 787.50	21
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Q	$ 889.93	18	$ –	–
Total		$265		$285
On July 7, 2020, Group Inc. declared dividends of $236.98 per share of Series A Preferred Stock, $252.78 per share of Series C Preferred Stock, $252.78 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $276.14 per share of Series M Preferred Stock, $393.75 per share of Series N Preferred Stock, $687.50 per share of Series Q Preferred Stock, $910.94 per share of Series R Preferred Stock and $586.67 per share of Series S Preferred Stock to be paid on August 10, 2020 to preferred shareholders of record on July 26, 2020. In addition, the firm declared dividends of $1,022.22 per share of Series E Preferred Stock and $1,022.22 per share of Series F Preferred Stock to be paid on September 1, 2020 to preferred shareholders of record on August 17, 2020.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2020
Currency translation	$ (633)	$ (44)	$(677)
Debt valuation adjustment	2,342	(2,218)	124
Pension and postretirement liabilities	(335)	(4)	(339)
Available-for-sale securities	563	(12)	551
Total	$ 1,937	$(2,278)	$(341)
Three Months Ended June 2019
Currency translation	$ (617)	$ 7	$ (610)
Debt valuation adjustment	90	(311)	(221)
Pension and postretirement liabilities	(88)	(2)	(90)
Available-for-sale securities	2	104	106
Total	$ (613)	$ (202)	$ (815)
Six Months Ended June 2020
Currency translation	$ (616)	$ (61)	$(677)
Debt valuation adjustment	(572)	696	124
Pension and postretirement liabilities	(342)	3	(339)
Available-for-sale securities	46	505	551
Total	$(1,484)	$ 1,143	$(341)
Six Months Ended June 2019
Currency translation	$ (621)	$ 11	$ (610)
Debt valuation adjustment	1,507	(1,728)	(221)
Pension and postretirement liabilities	(81)	(9)	(90)
Available-for-sale securities	(112)	218	106
Total	$ 693	$ (1,508)	$ (815)
Note 20.
Regulation and Capital Adequacy
The FRB is the primary regulator of Group Inc., a BHC under the U.S. Bank Holding Company Act of 1956 and a financial holding company under amendments to this Act. The firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework).
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

Goldman Sachs June 2020 Form 10-Q	72

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
In the table above:

•
As of both June 2020 and December 2019, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. The requirements also include the capital conservation buffer of 2.5%, the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

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
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

•	The Tier 1 leverage ratio requirement is a minimum of 4%. The SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2020
CET1 capital	$ 74,705	$ 74,705
Tier 1 capital	$ 85,777	$ 85,777
Tier 2 capital	$ 16,019	$ 14,110
Total capital	$101,796	$ 99,887
RWAs	$563,109	$628,369
CET1 capital ratio	13.3%	11.9%
Tier 1 capital ratio	15.2%	13.7%
Total capital ratio	18.1%	15.9%
As of December 2019
CET1 capital	$ 74,850	$ 74,850
Tier 1 capital	$ 85,440	$ 85,440
Tier 2 capital	$ 14,925	$ 13,473
Total capital	$100,365	$ 98,913
RWAs	$563,575	$544,653
CET1 capital ratio	13.3%	13.7%
Tier 1 capital ratio	15.2%	15.7%
Total capital ratio	17.8%	18.2%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which the firm’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Advanced ratios applied to the firm as of June 2020 and the Standardized ratios applied to the firm as of December 2019.

73	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
As permitted by the FRB, the firm has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, the firm has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of June 2020 would not have had a material impact on the firm’s Advanced risk-based capital ratios.

•
The FRB permits banking organizations to exclude assets acquired in connection with their participation in the Federal Reserve’s Money Market Mutual Fund Liquidity Facility (MMLF) from their calculation of risk-based capital and leverage ratios. The firm has opted to exclude such assets from the calculations of these ratios as of June 2020. The impact of the exclusion of such assets was not material as of June 2020.

The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2020	December 2019
Tier 1 capital	$ 85,777	$ 85,440
Average total assets	$1,133,226	$ 983,909
Deductions from Tier 1 capital	(4,969)	(5,275)
Average adjusted total assets	1,128,257	978,634
Impact of SLR temporary amendment	(183,235)	–
Average off-balance sheet exposures	363,223	396,833
Total leverage exposure	$1,308,245	$1,375,467
Tier 1 leverage ratio	7.6%	8.7%
SLR	6.6%	6.2%
In the table above:

•
Average total assets represents the average daily assets for the quarter, and for the three months ended June 2020, reflected the impact of CECL transition and exclusion of assets acquired in connection with the firm’s participation in the Federal Reserve’s MMLF.

•
Impact of SLR temporary amendment represents the exclusion of average holdings of U.S
.
Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in the firm’s SLR by approximately 0.8 percentage points for the three months ended June 2020. This temporary amendment is effective through March 31, 2021.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	June 2020	December 2019
Common shareholders’ equity	$ 78,826	$ 79,062
Impact of CECL transition	1,116	–
Deduction for goodwill	(3,524)	(3,529)
Deduction for identifiable intangible assets	(574)	(604)
Other adjustments	(1,139)	(79)
CET1 capital	74,705	74,850
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(125)	(610)
Other adjustments	(6)	(3)
Tier 1 capital	$ 85,777	$ 85,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 85,777	$ 85,440
Qualifying subordinated debt	12,817	12,847
Junior subordinated debt	188	284
Allowance for credit losses	3,065	1,802
Other adjustments	(51)	(8)
Standardized Tier 2 capital	16,019	14,925
Standardized Total capital	$101,796	$100,365
Advanced Tier 2 and Total capital
Tier 1 capital	$ 85,777	$ 85,440
Standardized Tier 2 capital	16,019	14,925
Allowance for credit losses	(3,065)	(1,802)
Other adjustments	1,156	350
Advanced Tier 2 capital	14,110	13,473
Advanced Total capital	$ 99,887	$ 98,913
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $672 million as of June 2020 and $667 million as of December 2019.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $22 million as of June 2020 and $37 million as of December 2019.

•
Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds, excluding investments that are subject to an extended conformance period. See Note 8 for further information about the Volcker Rule.

Goldman Sachs June 2020 Form 10-Q	74

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

•
Junior subordinated debt is debt issued to a Trust. As of June 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. As of December 2019, 30% of this debt was included in Tier 2 capital and 70% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2020
CET1 capital
Beginning balance	$ 74,850	$74,850
Change in:
Common shareholders’ equity	(236)	(236)
Impact of CECL transition	1,116	1,116
Deduction for goodwill	5	5
Deduction for identifiable intangible assets	30	30
Other adjustments	(1,060)	(1,060)
Ending balance	$ 74,705	$74,705
Tier 1 capital
Beginning balance	$ 85,440	$85,440
Change in:
CET1 capital	(145)	(145)
Deduction for investments in covered funds	485	485
Other adjustments	(3)	(3)
Ending balance	85,777	85,777
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(30)	(30)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,263	–
Other adjustments	(43)	763
Ending balance	16,019	14,110
Total capital	$101,796	$99,887
Year Ended December 2019
CET1 capital
Beginning balance	$ 73,116	$73,116
Change in:
Common shareholders’ equity	80	80
Deduction for goodwill	(432)	(432)
Deduction for identifiable intangible assets	(307)	(307)
Other adjustments	2,393	2,393
Ending balance	$ 74,850	$74,850
Tier 1 capital
Beginning balance	$ 83,702	$83,702
Change in:
CET1 capital	1,734	1,734
Deduction for investments in covered funds	5	5
Other adjustments	(1)	(1)
Ending balance	85,440	85,440
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	(300)	(300)
Junior subordinated debt	(158)	(158)
Allowance for credit losses	449	–
Other adjustments	8	188
Ending balance	14,925	13,473
Total capital	$100,365	$98,913

75	Goldman Sachs June 2020 Form 10-Q

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

For both risk management purposes and regulatory capital calculations, the firm uses a single VaR model which captures risks, including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for risk management purposes differs from VaR used for regulatory capital requirements (regulatory VaR) due to differences in time horizons, confidence levels and the scope of positions on which VaR is calculated. For risk management purposes, a 95%
one-day
VaR is used, whereas for regulatory capital requirements, a 99%
10-day
VaR is used to determine Market RWAs and a 99% one-day VaR is used to determine regulatory VaR exceptions. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Capital Framework requires that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR.
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on six occasions during the six months ended June 2020 and exceeded its 99%
one-day
regulatory VaR on one occasion during the year ended December 2019. These exceptions did not impact the VaR multiplier used to calculate Market RWAs as of June 2020. Through September 30, 2020, the FRB is permitting affected banking
 institutions,
 including the
 firm,
to continue to apply the VaR multiplier that applied as of December 31, 2019 to determine Market RWAs, rather than a higher multiplier based on the most recent exceptions;

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

Goldman Sachs June 2020 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2020
Credit RWAs
Derivatives	$117,846	$118,342
Commitments, guarantees and loans	168,885	137,745
Securities financing transactions	63,250	12,075
Equity investments	45,462	47,899
Other	75,260	87,466
Total Credit RWAs	470,703	403,527
Market RWAs
Regulatory VaR	24,536	24,536
Stressed VaR	45,143	45,143
Incremental risk	3,687	3,687
Comprehensive risk	1,475	1,386
Specific risk	17,565	17,565
Total Market RWAs	92,406	92,317
Total Operational RWAs	–	132,525
Total RWAs	$563,109	$628,369
As of December 2019
Credit RWAs
Derivatives	$120,906	$ 72,631
Commitments, guarantees and loans	179,740	134,456
Securities financing transactions	65,867	13,834
Equity investments	56,814	61,892
Other	75,660	78,266
Total Credit RWAs	498,987	361,079
Market RWAs
Regulatory VaR	8,933	8,933
Stressed VaR	30,911	30,911
Incremental risk	4,308	4,308
Comprehensive risk	1,393	1,191
Specific risk	19,043	19,043
Total Market RWAs	64,588	64,386
Total Operational RWAs	–	119,188
Total RWAs	$563,575	$544,653
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(3,060)	45,711
Commitments, guarantees and loans	(10,855)	3,289
Securities financing transactions	(2,617)	(1,759)
Equity investments	(11,352)	(13,993)
Other	(400)	9,200
Change in Credit RWAs	(28,284)	42,448
Market RWAs
Change in:
Regulatory VaR	15,603	15,603
Stressed VaR	14,232	14,232
Incremental risk	(621)	(621)
Comprehensive risk	82	195
Specific risk	(1,478)	(1,478)
Change in Market RWAs	27,818	27,931
Change in Operational RWAs	–	13,337
Ending balance	$563,109	$628,369
Year Ended December 2019
RWAs
Beginning balance	$547,910	$558,111
Credit RWAs
Change in:
Derivatives	(1,605)	(9,670)
Commitments, guarantees and loans	19,435	(8,900)
Securities financing transactions	(496)	(4,425)
Equity investments	3,251	6,738
Other	5,064	8,585
Change in Credit RWAs	25,649	(7,672)
Market RWAs
Change in:
Regulatory VaR	1,151	1,151
Stressed VaR	2,959	2,959
Incremental risk	(6,161)	(6,161)
Comprehensive risk	(1,377)	(1,579)
Specific risk	(6,556)	(6,556)
Change in Market RWAs	(9,984)	(10,186)
Change in Operational RWAs	–	4,400
Ending balance	$563,575	$544,653
RWAs Rollforward Commentary
Six Months Ended June 2020.
Standardized Credit RWAs as of June 2020 decreased by $28.28 billion compared with December 2019, primarily reflecting a decrease in equity investments, principally due to the

sale

of certain equity positions
, and a decrease in commitments, guarantees and loans, principally due to reduced lending exposures. Standardized Market RWAs as of June 2020 increased by $27.82 billion compared with December 2019, primarily reflecting increases in regulatory VaR and stressed VaR, principally due to increased market volatility.

77	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Advanced Credit RWAs as of June 2020 increased by $42.45 billion compared with December 2019, primarily reflecting an increase in derivatives, principally due to the impact of higher levels of volatility and counterparty credit risk. This increase was partially offset by a decrease in equity investments, primarily due to reduced exposures. Advanced Market RWAs as of June 2020 increased by $27.93 billion compared with December 2019, primarily reflecting increases in regulatory VaR and stressed VaR, principally due to increased market volatility. Advanced Operational RWAs as of June 2020 increased $13.34 billion compared with December 2019
. The vast majority of this increase was
associated with litigation and regulatory proceedings.
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
In addition, under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for being a “well-capitalized” depository institution, GS Bank USA must also meet the “well-capitalized” requirements in the table below.
GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with these capital requirements, including a breach of the buffers described below, could result in restrictions being imposed by GS Bank USA’s regulators.

Goldman Sachs June 2020 Form 10-Q	78

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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2020
CET1 capital	$ 29,925	$ 29,925
Tier 1 capital	$ 29,925	$ 29,925
Tier 2 capital	$ 6,296	$ 4,871
Total capital	$ 36,221	$ 34,796
RWAs	$267,193	$177,177
CET1 capital ratio	11.2%	16.9%
Tier 1 capital ratio	11.2%	16.9%
Total capital ratio	13.6%	19.6%
As of December 2019
CET1 capital	$ 29,176	$ 29,176
Tier 1 capital	$ 29,176	$ 29,176
Tier 2 capital	$ 5,293	$ 4,486
Total capital	$ 34,469	$ 33,662
RWAs	$258,541	$135,596
CET1 capital ratio	11.3%	21.5%
Tier 1 capital ratio	11.3%	21.5%
Total capital ratio	13.3%	24.8%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2020 and December 2019.

•
As permitted by the FRB, GS Bank USA has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, GS Bank USA has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of June 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

•
The Standardized risk-based capital ratios were essentially unchanged from December 2019 to June 2020. The Advanced risk-based capital ratios decreased from December 2019 to June 2020, reflecting increases in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net earnings.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2020	December 2019
Tier 1 capital	$ 29,925	$ 29,176
Average adjusted total assets	$280,814	$220,974
Total leverage exposure	$341,156	$413,852
Tier 1 leverage ratio	10.7%	13.2%
SLR	8.8%	7.0%

79	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•
Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and for the three months ended June 2020, reflected the impact of CECL transition.

•
Total leverage exposure, for the three months ended June 2020, excluded average holdings of U.S
.
Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in GS Bank USA’s SLR by approximately 2.2 percentage points for the three months ended June 2020. This temporary amendment is effective through March 31, 2021.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to regulatory capital requirements. As of both June 2020 and December 2019, GSIB was in compliance with its regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. The amount deposited by GS Bank USA at the Federal Reserve was $43.34 billion as of June 2020 and $50.55 billion as of December 2019, which exceeded required reserve amounts by $43.34 billion as of June 2020

(as the FRB reduced reserve requirement ratios to zero percent in 2020)
and $50.29 billion as of December 2019.
Restrictions on Payments
Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval. As a result of GS Bank USA’s election to exclude holdings of U.S. Treasury securities and deposits at the Federal Reserve from its total leverage exposure, any dividend by GS Bank USA during the period from July 1, 2020 through March 31, 2021 is subject to the prior approval of the FRB. Furthermore, the amount of dividends that may be paid by GS Bank USA are limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. The FRB, the FDIC and the New York State Department of Financial Services have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.
Group Inc.’s equity investment in subsidiaries was $98.14 billion as of June 2020 and $95.68 billion as of December 2019, of which Group Inc. was required to maintain $61.54 billion as of June 2020 and $57.58 billion as of December 2019, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs June 2020 Form 10-Q	80

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2020	2019	2020	2019
Net earnings to common	$ 197	$2,198	$1,320	$4,380
Weighted average basic shares	355.7	374.5	356.8	377.1
Effect of dilutive RSUs	–	3.5	–	3.1
Weighted average diluted shares	355.7	378.0	356.8	380.2
Basic EPS	$ 0.53	$ 5.86	$ 3.66	$11.59
Diluted EPS	$ 0.53	$ 5.81	$ 3.66	$11.52
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under t
h
is method
. The impact of applying this methodology was a reduction in basic and diluted EPS of $0.02 for the three months ended June 2020 and $0.04 for the six months ended June 2020, and a reduction in basic EPS of $0.01 for the three months ended June 2019 and $0.02 for the six months ended June 2019.

•	Diluted EPS does not include antidilutive RSUs of 7.5 million for both the three and six months ended June 2020, and less than 0.1 million for both the three and six months ended June 2019.
Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Fees earned from funds	$804	$736	$1,725	$1,442

	As of

$ in millions	June 2020	December 2019
Fees receivable from funds	$ 941	$ 780
Aggregate carrying value of interests in funds	$4,226	$5,490
The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $19 million for the three months ended June 2020 and $11 million for the three months ended June 2019, $31 million for the six months ended June 2020 and $21 million for the six months ended June 2019.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which $1.06 billion was outstanding as of June 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. These securities are included within investments in the consolidated balance sheets. Group Inc. has provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.

81	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In addition, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of both June 2020 and December 2019. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of and during June 2020 and December 2019, except as noted above, the firm has not provided any additional financial support to its affiliated funds.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Deposits with banks	$ 18	$ 317	$ 223	$ 694
Collateralized agreements	(16)	1,301	518	2,605
Trading assets	1,257	1,530	2,830	2,918
Investments	321	317	792	712
Loans	1,222	1,377	2,538	2,696
Other interest	232	918	883	1,732
Total interest income	3,034	5,760	7,784	11,357
Deposits	659	887	1,477	1,744
Collateralized financings	72	751	520	1,420
Trading liabilities	272	315	586	681
Short-term borrowings	158	168	299	310
Long-term borrowings	1,131	1,414	2,236	2,798
Other interest	(202)	1,154	409	2,115
Total interest expense	2,090	4,689	5,527	9,068
Net interest income	$ 944	$1,071	$2,257	$ 2,289
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.
•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs June 2020 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2020
U.S. Federal	2011
New York State	2011
New York City	2015
United Kingdom	2017
Japan	2015
Hong Kong	2014
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2020. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2016 has been completed. During the second quarter of 2020, the firm reached an agreement with the IRS on certain items related to tax years through 2016, which did not have a material impact on the effective tax rate for the second quarter of 2020. The final resolution of the audit for tax years 2011 through 2016 is not expected to have a material impact on the effective tax rate. The 2017 and 2018 tax years remain subject to post-filing review.
New York State examinations (excluding GS Bank USA) of 2011 through 2014 began in 2017. During the second quarter of 2020, New York City’s examination of the tax years 2011 through 2014 was completed. The resolution of this examination did not have a material impact on the effective tax rate for the second quarter of 2020. New York State and City examinations for GS Bank USA have been completed through 2014.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.
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

83	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Investment Banking
Non-interest revenues	$ 2,664	$ 1,832	$ 4,710	$ 3,459
Net interest income	(7)	116	131	235
Total net revenues	2,657	1,948	4,841	3,694
Provision for credit losses	819	81	1,441	167
Operating expenses	2,704	1,050	3,873	2,055
Pre-tax earnings/(loss)	$ (866)	$ 817	$ (473)	$ 1,472
Net earnings/(loss)	$ (639)	$ 634	$ (285)	$ 1,177
Net earnings/(loss) to common	$ (662)	$ 606	$ (319)	$ 1,141
Average common equity	$11,070	$11,628	$11,141	$10,868
Return on average common equity	(23.9)%	20.8%	(5.7)%	21.0%
Global Markets
Non-interest revenues	$ 6,547	$ 3,233	$11,199	$ 6,716
Net interest income	629	483	1,140	1,040
Total net revenues	7,176	3,716	12,339	7,756
Provision for credit losses	183	(4)	251	(1)
Operating expenses	5,179	2,685	8,026	5,433
Pre-tax earnings	$ 1,814	$ 1,035	$ 4,062	$ 2,324
Net earnings	$ 419	$ 790	$ 2,442	$ 1,858
Net earnings to common	$ 305	$ 640	$ 2,269	$ 1,660
Average common equity	$42,702	$39,835	$40,970	$40,899
Return on average common equity	2.9%	6.4%	11.1%	8.1%
Asset Management
Non-interest revenues	$ 2,176	$ 2,473	$ 1,909	$ 4,119
Net interest income	(75)	75	96	222
Total net revenues	2,101	2,548	2,005	4,341
Provision for credit losses	271	60	350	73
Operating expenses	1,332	1,247	2,530	2,350
Pre-tax earnings/(loss)	$ 498	$ 1,241	$ (875)	$ 1,918
Net earnings/(loss)	$ 710	$ 972	$ (526)	$ 1,531
Net earnings/(loss) to common	$ 684	$ 940	$ (566)	$ 1,489
Average common equity	$19,322	$21,706	$20,371	$21,046
Return on average common equity	14.2%	17.3%	(5.6)%	14.1%
Consumer & Wealth Management
Non-interest revenues	$ 964	$ 852	$ 1,963	$ 1,685
Net interest income	397	397	890	792
Total net revenues	1,361	1,249	2,853	2,477
Provision for credit losses	317	77	485	199
Operating expenses	1,199	1,138	2,443	2,146
Pre-tax earnings/(loss)	$ (155)	$ 34	$ (75)	$ 132
Net earnings/(loss)	$ (117)	$ 25	$ (45)	$ 106
Net earnings/(loss) to common	$ (130)	$ 12	$ (64)	$ 90
Average common equity	$ 7,505	$ 5,899	$ 7,271	$ 5,887
Return on average common equity	(6.9)%	0.8%	(1.8)%	3.1%
Total
Non-interest revenues	$12,351	$ 8,390	$19,781	$15,979
Net interest income	944	1,071	2,257	2,289
Total net revenues	13,295	9,461	22,038	18,268
Provision for credit losses	1,590	214	2,527	438
Operating expenses	10,414	6,120	16,872	11,984
Pre-tax earnings	$ 1,291	$ 3,127	$ 2,639	$ 5,846
Net earnings	$ 373	$ 2,421	$ 1,586	$ 4,672
Net earnings to common	$ 197	$ 2,198	$ 1,320	$ 4,380
Average common equity	$80,599	$79,068	$79,753	$78,700
Return on average common equity	1.0%	11.1%	3.3%	11.1%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•
Net revenues in the firm’s segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•
Total operating expenses included net provisions for litigation and regulatory proceedings of $2.96 billion for the second quarter of 2020 and $3.14 billion for the first half of 2020, primarily reflected in Investment Banking and Global Markets.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Investment Banking	$ 43	$ 31	$ 82	$ 60
Global Markets	147	160	280	307
Asset Management	213	146	383	283
Consumer & Wealth Management	96	62	191	117
Total	$499	$399	$936	$767
Segment Assets
The table below presents assets by segment.

	As of

$ in millions	June 2020	December 2019
Investment Banking	$ 142,504	$ 92,009
Global Markets	800,649	725,060
Asset Management	98,104	92,102
Consumer & Wealth Management	100,266	83,797
Total	$1,141,523	$992,968

Goldman Sachs June 2020 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by segment and loan type.

	As of

$ in millions	June 2020	December 2019
Corporate	$ 40,113	$ 27,035
Investment Banking	40,113	27,035
Corporate	11,336	11,852
Real estate	13,276	15,671
Other	4,084	3,756
Global Markets	28,696	31,279
Corporate	7,944	7,420
Real estate	8,558	9,030
Other	708	1,036
Asset Management	17,210	17,486
Wealth management	28,228	27,940
Installment	4,466	4,747
Credit cards	2,282	1,858
Consumer & Wealth Management	34,976	34,545
Total loans	$120,995	$110,345
The table below presents the allowance for loan losses by segment.

	As of

$ in millions	June 2020	December 2019
Investment Banking	$1,606	$ 470
Global Markets	415	168
Asset Management	713	385
Consumer & Wealth Management	1,167	418
Total	$3,901	$1,441
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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2020		2019
Three Months Ended June
Americas	$ 8,289	62%	$ 5,652	60%
EMEA	3,453	26%	2,689	28%
Asia	1,553	12%	1,120	12%
Total net revenues	$13,295	100%	$ 9,461	100%
Americas	$ 1,853	143%	$ 1,792	57%
EMEA	566	44%	996	32%
Asia	(1,128)	(87)%	339	11%
Total pre-tax earnings	$ 1,291	100%	$ 3,127	100%
Six Months Ended June
Americas	$13,460	61%	$10,897	60%
EMEA	5,561	25%	5,148	28%
Asia	3,017	14%	2,223	12%
Total net revenues	$22,038	100%	$18,268	100%
Americas	$ 2,404	91%	$ 3,280	56%
EMEA	1,002	38%	1,907	33%
Asia	(767)	(29)%	659	11%
Total pre-tax earnings	$ 2,639	100%	$ 5,846	100%
In the table above:

•	Asia pre-tax earnings for the second quarter of 2020 and first half of 2020 were impacted by net provisions for litigation and regulatory proceedings.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.
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

85	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	June 2020	December 2019
U.S. government and agency obligations	$190,112	$167,097
Percentage of total assets	16.7%	16.8%
Non-U.S. government and agency obligations	$ 55,917	$ 44,875
Percentage of total assets	4.9%	4.5%
In addition, the firm had $94.69 billion as of June 2020 and $96.97 billion as of December 2019 of cash deposits held at central banks (included in cash and cash equivalents), of which $43.34 billion as of June 2020 and $50.55 billion as of December 2019 was held at the Federal Reserve.
As of both June 2020 and December 2019, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of

$ in millions	June 2020	December 2019
U.S. government and agency obligations	$60,396	$49,396
Non-U.S. government and agency obligations	$90,889	$55,889
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, France, the U.K. and Germany.

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2020 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $0.9 billion in excess of the aggregate reserves for such matters.

Goldman Sachs June 2020 Form 10-Q	86

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
1MDB-Related Matters
The firm has received subpoenas and requests for documents and information from various governmental and regulatory bodies and self-regulatory organizations as part of investigations and reviews relating to financing transactions and other matters involving 1MDB. Subsidiaries of the firm acted as arrangers or purchasers of approximately $6.5 billion of debt securities of 1MDB.
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

87	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

On December 17, 2018, the Attorney General of Malaysia filed criminal charges in Malaysia against GSI, as the arranger of three offerings of debt securities of 1MDB, aggregating approximately $6.5 billion in principal amount, for alleged disclosure deficiencies in the offering documents relating to, among other things, the use of proceeds for the debt securities, as well as against Goldman Sachs (Asia) LLC (GS Asia) and Goldman Sachs (Singapore) PTE (GS Singapore). Criminal charges have also been filed against Leissner, Low, Ng and Jasmine Loo Ai Swan. In a related press release, the Attorney General of Malaysia indicated that prosecutors in Malaysia will seek criminal fines against the accused in excess of $2.7 billion plus the $600 million of fees received in connection with the debt offerings. On August 9, 2019, the Attorney General of Malaysia announced that criminal charges had also been filed against seventeen current and former directors of GSI, GS Asia and GS Singapore (together with the criminal charges against GSI, GS Asia and GS Singapore, the Malaysian Criminal Proceedings).
The Malaysia Securities Commission (MSC) issued notices to show cause against Goldman Sachs (Malaysia) Sdn Bhd (GS Malaysia) in December 2018 and March 2019 that (i) allege possible violations of Malaysian securities laws and (ii) indicate that the
MSC
is considering whether to revoke GS Malaysia’s license to conduct corporate finance and fund management activities in Malaysia.
On July 24, 2020, the firm announced that it has reached an agreement in principle, subject to the execution
of definitive documentation, with the Government of Malaysia to resolve all the criminal and regulatory proceedings in Malaysia involving the firm, including the Malaysian Criminal Proceedings and the MSC’s notices to show cause. The agreement in principle would involve the payment to the Government of Malaysia of $2.5 billion and a guarantee that the Government of Malaysia receives at least $1.4 billion in assets and
proceeds from assets seized by governmental authorities around the world related to
1MDB
. In addition, the Government of Malaysia agreed to withdraw the Malaysian Criminal Proceedings and agreed that no further charges would be brought against Group Inc., its affiliates and subsidiaries, or any of their directors and officers (excluding Leissner and Ng) related to 1MDB.
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

Goldman Sachs June 2020 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm is cooperating with the DOJ and all other governmental and regulatory investigations relating to 1MDB. The firm is also engaged in discussions with the DOJ, various U.S. regulatory authorities and various non-U.S. regulatory authorities outside Malaysia with respect to potential resolution of their investigations and proceedings. These discussions, which are being principally led by the DOJ, are progressing. There can be no assurance that the discussions will lead to resolution of any of those matters. Any such resolution, as well as proceedings by the DOJ or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties and other sanctions against the firm, including restrictions on the firm’s activities.
Mortgage-Related Matters
Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.
The consolidated amended complaint filed on July 25, 2011, which names as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks unspecified damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification, and on June 15, 2020, the Second Circuit Court of Appeals denied defendants’ motion seeking rehearing of the April 7, 2020 decision. On July 16, 2020, the Second Circuit Court of Appeals granted defendants’ motion to stay the proceedings in the litigation, pending the resolution of a petition for writ of certiorari to the United States Supreme Court to seek review of the Second Circuit Court of Appeals’ April 7, 2020 decision.
Complaints were filed in the U.S. District Court for the Southern District of New York on July 25, 2019 and May 29, 2020 against Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. by U.S. Bank National Association, as trustee for two residential mortgage-backed securitization trusts that issued $1.7 billion of securities. The complaints generally allege that mortgage loans in the trusts failed to conform to applicable representations and warranties and seek specific performance or, alternatively, compensatory damages and other relief. Defendants moved to dismiss the complaints on September 23, 2019 and July 13, 2020, respectively.
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
Director Compensation Program. On June 19, 2020, a Group Inc. shareholder filed an objection to the proposed settlement.
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. On August 5, 2019, the plaintiffs filed a third consolidated amended complaint generally alleging a conspiracy to manipulate the foreign currency exchange markets, asserting claims under various state antitrust laws and state consumer protection laws and seeking treble damages in an unspecified amount. On July 17, 2020, the court preliminarily approved a settlement in principle. The firm has reserved the full amount of its proposed contribution to the settlement.
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018 by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The second amended complaint, filed on June 11, 2019, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. On May 28, 2020, the court denied in part and granted in part defendants’ motion to dismiss.

89	Goldman Sachs June 2020 Form 10-Q

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
Adeptus Health Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions, filed beginning in October 2016 and consolidated in the U.S. District Court for the Eastern District of Texas. In addition to the underwriters, the defendants include certain former directors and officers of Adeptus Health Inc. (Adeptus), as well as Adeptus’ sponsor. As to the underwriters, the consolidated complaint, filed on November 21, 2017, relates to the $124 million June 2014 initial public offering, the $154 million May 2015 secondary equity offering, the $411 million July 2015 secondary equity offering, and the $175 million June 2016 secondary equity offering. GS&Co. underwrote 1.69 million shares of common stock in the June 2014 initial public offering representing an aggregate offering price of approximately $37 million, 962,378 shares of common stock in the May 2015 offering representing an aggregate offering price of approximately $61 million, 1.76 million shares of common stock in the July 2015 offering representing an aggregate offering price of approximately $185 million, and all the shares of common stock in the June 2016 offering representing an aggregate offering price of approximately $175 million. On April 19, 2017, Adeptus filed for Chapter 11 bankruptcy. On May 20, 2020, the court approved a settlement among the parties. The firm has paid the full amount of its contribution to the settlement.
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

Goldman Sachs June 2020 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Snap Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles, and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the district court action on September 18, 2018. In the district court action, defendants moved for summary judgment on December 19, 2019, following the court’s November 20, 2019 order approving plaintiffs’ motion for class certification. The state court actions have been stayed. On April 27, 2020, the district court preliminarily approved a settlement among the parties. Also on April 27, 2020, the state court plaintiffs filed a motion for preliminary approval of a settlement of the state court actions. Under the terms of the federal and state court preliminary settlements, the firm will not be required to contribute to either settlement.
Sea Limited.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in New York Supreme Court, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depositary shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depositary shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint. Defendants moved to dismiss on March 26, 2019. On July 15, 2020, the parties informed the court that they had reached an agreement in principle to resolve the litigation. Under the terms of the agreement in principle, the firm will not be required to contribute to the settlement.
Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On May 10, 2019, plaintiffs in the district court filed an amended complaint, and on June 27, 2019, plaintiffs in the state court action filed a consolidated amended complaint. On October 14, 2019, defendants moved to dismiss the complaint in the district court action. On June 26, 2020, the court dismissed the amended complaint in the state court action.
Camping World Holdings, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions pending in the U.S. District Court for the Northern District of Illinois, New York Supreme Court, County of New York, and the Circuit Court of Cook County, Illinois, Chancery Division, beginning in December 2018. In addition to the underwriters, the defendants include Camping World Holdings, Inc. (Camping World) and certain of its officers and directors, as well as certain of its stockholders. As to the underwriters, the complaints relate to three offerings of Camping World common stock, a $261 million October 2016 initial public offering, a $303 million May 2017 offering and a $310 million October 2017 offering. GS&Co. underwrote 4,267,214 shares of common stock in the October 2016 initial public offering representing an aggregate offering price of approximately $94 million, 4,557,286 shares of common stock in the May 2017 offering representing an aggregate offering price of approximately $126 million and 3,525,348 shares of common stock in the October 2017 offering representing an aggregate offering price of approximately $143 million. GS&Co. and the other defendants moved to dismiss the Illinois state court action on April 19, 2019 and the Illinois district court action on May 17, 2019. The Illinois state court action has been stayed pending resolution of the motions to dismiss in the Illinois district court action. On April 7, 2020, the Illinois district court preliminarily approved a settlement among the parties to the Illinois district court action. On June 30, 2020, the parties to the New York state court action informed the court that they had reached an agreement in principle to resolve the litigation. Under the terms of the Illinois district court preliminary settlement and the New York state court agreement in principle, the firm will not be required to contribute to either settlement.

91	Goldman Sachs June 2020 Form 10-Q

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
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On June 17 and June 30, 2020, defendants in the state court action filed motions to dismiss the consolidated amended complaint filed on February 11, 2020. On May 5, 2020, defendants in the district court action moved to dismiss the amended complaint filed on March 3, 2020.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On February 18, 2020, defendants moved to dismiss the consolidated complaint in the federal action. On July 1, 2020, defendants’ motion to stay the New York state court action in favor of the federal action was denied.
XP Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of New York, and the U.S. District Court for the Eastern District of York, filed beginning March 19, 2020, relating to XP Inc.’s (XP) $2.3 billion December 2019 initial public offering. In addition to the underwriters, the defendants include XP, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 19,326,218 shares of common stock in the December 2019 initial public offering representing an aggregate offering price of approximately $522 million. On June 22, 2020, plaintiffs in the state court action filed an amended complaint. On July 29, 2020, a consolidated amended complaint was filed in the federal court action.
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

Goldman Sachs June 2020 Form 10-Q	92

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
GSE Bonds Antitrust Litigation
GS&Co. is among the dealers named as defendants in numerous putative antitrust class actions relating to debt securities issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Farm Credit Banks Funding Corporation and Federal Home Loan Banks (collectively, the GSEs), filed beginning in February 2019 and consolidated in the U.S. District Court for the Southern District of New York. The third consolidated amended complaint, filed on September 10, 2019, asserts claims under federal antitrust law in connection with an alleged conspiracy among the defendants to manipulate the secondary market for debt securities issued by the GSEs. The complaint seeks declaratory and injunctive relief, as well as treble damages in unspecified amounts. On June 16, 2020, the court approved a settlement between the firm and class plaintiffs. The firm has paid the full amount of its contribution to the settlement. Beginning in September 2019, the State of Louisiana and the City of Baton Rouge filed complaints in the U.S. District Court for the Middle District of Louisiana against the class defendants and a number of dealers alleging the same claims as in the class action. In January 2020, the State of Louisiana and City of Baton Rouge voluntarily dismissed their actions with prejudice against GS&Co. in favor of participating in the class settlement.
Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims. On April 27, 2020, plaintiffs appealed to the Second Circuit Court of Appeals.

93	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GS&Co., GSI, J. Aron & Company and Metro, a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiff’s motion for class certification.
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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot
corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The consolidated complaint, filed on July 14, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots
of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution.
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

Goldman Sachs June 2020 Form 10-Q	94

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
Note 28.
Subsequent Event
On July 24, 2020, the firm announced that it has reached an agreement in principle, subject to the execution
of definitive documentation, with the Government of Malaysia to resolve all the criminal and regulatory proceedings in Malaysia involving the firm, including the Malaysian Criminal Proceedings and the MSC’s notices to show cause.
The agreement in principle would involve the payment to the Government of Malaysia of $2.5 billion and
a guarantee that the Government of Malaysia receives at least
$1.4 billion
in assets and proceeds from assets seized by governmental authorities around the world related to 1MDB. In connection with the guarantee, the firm performed a valuation analysis on the relevant assets and believes based on that analysis that the guarantee does not present a significant risk exposure to the firm.
In light of this agreement in principle, subsequent to the
firm’s issuance of its
earnings release
filed as an exhibit to the

Form 8-K dated July 15, 2020 (Form 8-K), the firm recorded an additional provision for litigation and regulatory proceedings of $2.01 billion for the second quarter of 2020, increasing the net provisions to $2.96 billion for the second quarter of 2020
.
The table below presents further information about this change.

	Three Months Ended June 2020

in millions, except per share amounts	Form 10-Q	Form 8-K	Change
Pre-tax earnings	$1,291	$3,305	$(2,014)
Provision for taxes	918	882	36
Net earnings	373	2,423	(2,050)
Preferred stock dividends	176	176	–
Net earnings applicable to common shareholders	$ 197	$2,247	$(2,050)
Earnings per common share
Basic	$ 0.53	$ 6.29	$ (5.76)
Diluted	$ 0.53	$ 6.26	$ (5.73)
See Note 27 for further information about this agreement in principle.

95	Goldman Sachs June 2020 Form 10-Q

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and six month periods ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 6, 2020

Goldman Sachs June 2020 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Assets
U.S.	$ 68,836	$ 37,649	$ 55,042	$ 44,979
Non-U.S.	78,397	46,092	66,250	48,996
Total deposits with banks	147,233	83,741	121,292	93,975
U.S.	137,881	161,589	137,493	166,435
Non-U.S.	126,256	122,307	124,737	127,010
Total collateralized agreements	264,137	283,896	262,230	293,445
U.S.	195,616	153,970	195,735	143,537
Non-U.S.	108,210	119,108	112,849	112,776
Total trading assets	303,826	273,078	308,584	256,313
U.S.	53,806	35,366	48,892	35,236
Non-U.S.	16,456	13,974	16,946	13,781
Total investments	70,262	49,340	65,838	49,017
U.S.	104,032	83,724	96,283	84,388
Non-U.S.	19,518	12,515	18,292	11,541
Total loans	123,550	96,239	114,575	95,929
U.S.	54,734	38,040	52,811	38,849
Non-U.S.	46,512	36,210	45,041	35,041
Total other interest-earning assets	101,246	74,250	97,852	73,890
Total interest-earning assets	1,010,254	860,544	970,371	862,569
Cash and due from banks	9,414	10,397	10,823	9,820
Other non-interest-earning assets	116,468	83,040	111,207	81,830
Total assets	$1,136,136	$953,981	$1,092,401	$954,219
Liabilities
U.S.	$ 192,569	$125,164	$ 173,170	$125,891
Non-U.S.	55,320	31,811	50,369	32,185
Total interest-bearing deposits	247,889	156,975	223,539	158,076
U.S.	66,702	61,266	77,463	57,200
Non-U.S.	35,626	31,450	36,255	33,840
Total collateralized financings	102,328	92,716	113,718	91,040
U.S.	47,826	28,043	37,726	30,222
Non-U.S.	53,606	46,466	50,777	46,772
Total trading liabilities	101,432	74,509	88,503	76,994
U.S.	37,295	34,746	35,767	33,827
Non-U.S.	20,688	16,358	19,544	16,182
Total short-term borrowings	57,983	51,104	55,311	50,009
U.S.	204,734	206,569	200,898	207,703
Non-U.S.	32,739	28,211	30,017	28,655
Total long-term borrowings	237,473	234,780	230,915	236,358
U.S.	140,803	130,160	134,544	129,264
Non-U.S.	64,021	53,515	64,861	54,237
Total other interest-bearing liabilities	204,824	183,675	199,405	183,501
Total interest-bearing liabilities	951,929	793,759	911,391	795,978
Non-interest-bearing deposits	6,406	5,321	6,365	5,130
Other non-interest-bearing liabilities	85,999	64,630	83,689	63,208
Total liabilities	1,044,334	863,710	1,001,445	864,316
Shareholders’ equity
Preferred stock	11,203	11,203	11,203	11,203
Common stock	80,599	79,068	79,753	78,700
Total shareholders’ equity	91,802	90,271	90,956	89,903
Total liabilities and shareholders’ equity	$1,136,136	$953,981	$1,092,401	$954,219
Percentage attributable to non-U.S. operations
Interest-earning assets	39.13%	40.70%	39.58%	40.48%
Interest-bearing liabilities	27.52%	26.18%	27.63%	26.62%

	Interest for the

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Assets
U.S.	$ 26	$ 242	$ 177	$ 538
Non-U.S.	(8)	75	46	156
Total deposits with banks	18	317	223	694
U.S.	13	1,168	453	2,343
Non-U.S.	(29)	133	65	262
Total collateralized agreements	(16)	1,301	518	2,605
U.S.	921	927	1,988	1,796
Non-U.S.	336	603	842	1,122
Total trading assets	1,257	1,530	2,830	2,918
U.S.	231	195	565	485
Non-U.S.	90	122	227	227
Total investments	321	317	792	712
U.S.	1,021	1,204	2,144	2,371
Non-U.S.	201	173	394	325
Total loans	1,222	1,377	2,538	2,696
U.S.	187	633	640	1,195
Non-U.S.	45	285	243	537
Total other interest-earning assets	232	918	883	1,732
Total interest-earning assets	$3,034	$5,760	$7,784	$11,357
Liabilities
U.S.	$ 532	$ 780	$1,217	$ 1,538
Non-U.S.	127	107	260	206
Total interest-bearing deposits	659	887	1,477	1,744
U.S.	57	676	457	1,267
Non-U.S.	15	75	63	153
Total collateralized financings	72	751	520	1,420
U.S.	122	152	227	310
Non-U.S.	150	163	359	371
Total trading liabilities	272	315	586	681
U.S.	146	161	281	297
Non-U.S.	12	7	18	13
Total short-term borrowings	158	168	299	310
U.S.	1,100	1,388	2,174	2,757
Non-U.S.	31	26	62	41
Total long-term borrowings	1,131	1,414	2,236	2,798
U.S.	(187)	1,154	265	2,391
Non-U.S.	(15)	–	144	(276)
Total other interest-bearing liabilities	(202)	1,154	409	2,115
Total interest-bearing liabilities	$2,090	$4,689	$5,527	$ 9,068
Net interest income
U.S.	$ 629	$ 58	$1,346	$ 168
Non-U.S.	315	1,013	911	2,121
Net interest income	$ 944	$1,071	$2,257	$ 2,289

97	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended June		Six Months Ended June

	2020	2019	2020	2019
Assets
U.S.	0.15%	2.58%	0.65%	2.44%
Non-U.S.	(0.04)%	0.65%	0.14%	0.65%
Total deposits with banks	0.05%	1.52%	0.37%	1.51%
U.S.	0.04%	2.90%	0.66%	2.87%
Non-U.S.	(0.09)%	0.44%	0.10%	0.42%
Total collateralized agreements	(0.02)%	1.84%	0.40%	1.81%
U.S.	1.89%	2.41%	2.04%	2.55%
Non-U.S.	1.25%	2.03%	1.50%	2.03%
Total trading assets	1.66%	2.25%	1.84%	2.32%
U.S.	1.73%	2.21%	2.32%	2.81%
Non-U.S.	2.20%	3.50%	2.69%	3.36%
Total investments	1.84%	2.58%	2.42%	2.96%
U.S.	3.95%	5.77%	4.48%	5.73%
Non-U.S.	4.14%	5.54%	4.33%	5.74%
Total loans	3.98%	5.74%	4.45%	5.73%
U.S.	1.37%	6.67%	2.44%	6.27%
Non-U.S.	0.39%	3.16%	1.08%	3.12%
Total other interest-earning assets	0.92%	4.96%	1.81%	4.78%
Total interest-earning assets	1.21%	2.68%	1.61%	2.68%
Liabilities
U.S.	1.11%	2.50%	1.41%	2.49%
Non-U.S.	0.92%	1.35%	1.04%	1.31%
Total interest-bearing deposits	1.07%	2.27%	1.33%	2.25%
U.S.	0.34%	4.43%	1.19%	4.52%
Non-U.S.	0.17%	0.96%	0.35%	0.92%
Total collateralized financings	0.28%	3.25%	0.92%	3.18%
U.S.	1.03%	2.17%	1.21%	2.09%
Non-U.S.	1.13%	1.41%	1.42%	1.62%
Total trading liabilities	1.08%	1.70%	1.33%	1.80%
U.S.	1.57%	1.86%	1.58%	1.79%
Non-U.S.	0.23%	0.17%	0.19%	0.16%
Total short-term borrowings	1.10%	1.32%	1.09%	1.26%
U.S.	2.16%	2.70%	2.18%	2.71%
Non-U.S.	0.38%	0.37%	0.42%	0.29%
Total long-term borrowings	1.92%	2.42%	1.95%	2.41%
U.S.	(0.53)%	3.56%	0.40%	3.77%
Non-U.S.	(0.09)%	–	0.45%	(1.04)%
Total other interest-bearing liabilities	(0.40)%	2.52%	0.41%	2.35%
Total interest-bearing liabilities	0.88%	2.37%	1.22%	2.32%
Interest rate spread	0.33%	0.31%	0.39%	0.36%
U.S.	0.41%	0.05%	0.46%	0.07%
Non-U.S.	0.32%	1.16%	0.48%	1.24%
Net yield on interest-earning assets	0.38%	0.50%	0.47%	0.54%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Total loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Total short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs June 2020 Form 10-Q	98

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
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2020. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to June 2020, March 2020 and June 2019 refer to our periods ended, or the dates, as the context requires, June 30, 2020, March 31, 2020 and June 30, 2019, respectively. All references to December 2019 refer to the date December 31, 2019. Any reference to a future year refers to a year ending on December 31 of that year. Beginning in the fourth quarter of 2019, we changed our business segments and balance sheet presentation to better reflect the nature of our activities. Reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 2 to the consolidated financial statements in Part II, Item 8 of the 2019
Form 10-K
for further information.
Executive Overview
Three Months Ended June 2020 versus June 2019.
We generated net earnings of $373 million for the second quarter of 2020, a decrease of 85% compared with $2.42 billion for the second quarter of 2019. Diluted earnings per common share was $0.53 for the second quarter of 2020, a decrease of 91% compared with $5.81 for the second quarter of 2019. Annualized return on average common shareholders’ equity (ROE) was 1.0% for the second quarter of 2020, compared with 11.1% for the second quarter of 2019. Book value per common share was $221.55 as of June 2020, 3.5% higher compared with June 2019.
During the second quarter of 2020, we recorded net provisions for litigation and regulatory proceedings of $2.96 billion, which reduced diluted earnings per common share by $8.23 and annualized ROE by 14.5 percentage points.
Net revenues were $13.30 billion for the second quarter of 2020, 41% higher than the second quarter of 2019. Net revenues in Global Markets were significantly higher, across both Fixed Income, Currency and Commodities (FICC), reflecting strong client activity in intermediation and financing, and Equities, reflecting strong performance in intermediation. Net revenues in Investment Banking were significantly higher, driven by significantly higher net revenues in both Equity and Debt underwriting. Additionally, net revenues in Consumer & Wealth Management were higher. These increases were partially offset by lower net revenues in Asset Management, due to significantly lower net gains from investments in private equities.
Provision for credit losses was $1.59 billion for the second quarter of 2020, compared with $214 million for the second quarter of 2019. This increase was primarily due to significantly higher provisions related to wholesale loans and, to a lesser extent, consumer loans, reflecting revisions to forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the Current Expected Credit Losses (CECL) standard). In addition, the increase in provisions related to wholesale loans reflected the impact of individual impairments during the quarter. The second quarter of 2020 also included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.”

99	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating expenses were $10.41 billion for the second quarter of 2020, 70% higher than the second quarter of 2019, primarily due to significantly higher net provisions for litigation and regulatory proceedings and significantly higher compensation and benefits expenses (reflecting significantly higher net revenues). In addition, brokerage, clearing, exchange and distribution fees were higher (reflecting an increase in activity levels) and expenses related to consolidated investments, including impairments, were higher. Our efficiency ratio (total operating expenses divided by total net revenues) for the second quarter of 2020 was 78.3%, compared with 64.7% for the second quarter of 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for the second quarter of 2020 by 22.2 percentage points.
During the second quarter of 2020, we returned $450 million of capital in common stock dividends. As of June 2020, our Common Equity Tier 1 (CET1) capital ratio as calculated in accordance with the Standardized Capital Rules was 13.3% and as calculated in accordance with the Advanced Capital Rules was 11.9%. We continue to manage our capital, while deploying balance sheet for our clients, in anticipation of our Standardized CET1 capital ratio requirement of 13.7% reflecting our stress capital buffer (SCB) beginning October 1, 2020. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Six Months Ended June 2020 versus June 2019.
We generated net earnings of $1.59 billion for the first half of 2020, a decrease of 66% compared with $4.67 billion for the first half of 2019. Diluted earnings per common share was $3.66 for the first half of 2020, a decrease of 68% compared with $11.52 for the first half of 2019. Annualized ROE was 3.3% for the first half of 2020, compared with 11.1% for the first half of 2019.
During the first half of 2020, we recorded net provisions for litigation and regulatory proceedings of $3.14 billion, which reduced diluted earnings per common share by $8.76 and annualized ROE by 7.8 percentage points.
Net revenues were $22.04 billion for the first half of 2020, 21% higher than the first half of 2019. Net revenues were significantly higher in both FICC and Equities within Global Markets, driven by strong client activity, and in Investment Banking, reflecting significantly higher net revenues in both Equity and Debt underwriting. Net revenues in Consumer & Wealth Management were higher, reflecting strength in both Consumer banking and Wealth management. These increases were partially offset by significantly lower net revenues in Asset Management due to significantly lower net revenues in Equity investments and a net loss in Lending and debt investments for the first half of 2020.
Provision for credit losses was $2.53 billion for the first half of 2020, compared with $438 million for the first half of 2019. This increase was primarily due to significantly higher provisions related to wholesale loans and, to a lesser extent, consumer loans as a result of forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) related to the impact of the global outbreak of the coronavirus
(COVID-19)
pandemic during the first half of 2020. In addition, the increase in provisions related to wholesale loans reflected the impact of individual impairments and downgrades during the first half of 2020
.
The first half of 2020 also included provisions related to credit card loans.
Operating expenses were $16.87 billion for the first half of 2020, 41% higher than the first half of 2019, primarily due to significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting significantly higher net revenues). In addition, brokerage, clearing, exchange and distribution fees were significantly higher (reflecting an increase in activity levels) and expenses related to consolidated investments, including impairments, were also significantly higher. Our efficiency ratio (total operating expenses divided by total net revenues) for the first half of 2020 was 76.6%, compared with 65.6% for the first half of 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for the first half of 2020 by 14.3 percentage points.
During the first half of 2020, we returned $2.83 billion of capital to common shareholders, including $1.93 billion of common share repurchases and $899 million in common stock dividends.
Business Environment
The second quarter of 2020 was characterized by continued uncertainty as the
COVID-19
pandemic persisted across the globe, resulting in a further contraction in global economic activity, high unemployment, and elevated market volatility. However, as the quarter progressed, many economies began to take steps towards reopening, causing economic indicators to improve. As a result, financial markets rebounded during the quarter as equity prices increased and credit spreads tightened due to improved sentiment towards economic recovery. This rise in the valuation of risk assets was also fueled by continued support from governments and central banks globally. Governments continued to provide fiscal stimulus to individuals and businesses, including under the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the U.S., while central banks around the world continued to intervene with widespread monetary easing measures to support market liquidity and the availability of credit.

Goldman Sachs June 2020 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the U.S., the Federal Reserve has taken a broad set of actions to support the functioning of financial markets. These actions by the Federal Reserve include establishing a Primary Dealer Credit Facility, which permits primary dealers to borrow against a wide array of collateral, and creating a Money Market Mutual Fund Liquidity Facility, under which banks that purchase assets from money market mutual funds can pledge those assets on a nonrecourse basis to the Federal Reserve.
The beginning of the third quarter of 2020 continued to be impacted by the
COVID-19
pandemic, as a sharp increase in new cases in the U.S. caused many states to slow or reverse their plans towards reopening, sparking renewed concern from investors about the potential for additional lockdown measures. See “Results of Operations — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.6% as of June 2020, 2.8% as of March 2020 and 2.3% as of December 2019, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

101	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	Trade Comparison. Analysis of trade data (both internal and external, where available) is used to determine the most relevant pricing inputs and valuations.

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
Allowance for Credit Losses
We estimate and record an allowance for credit losses related to our loans held for investment and accounted for at amortized cost. We adopted ASU
No. 2016-13
in January 2020, which replaced the probable incurred credit loss model for recognizing credit losses with the CECL model. As a result, our allowance for credit losses effective January 2020, reflects our estimate of credit losses over the remaining expected life of such loans and also takes into account forecasts of future economic conditions. See Note 3 to the consolidated financial statements for further information about adoption of ASU
No. 2016-13.
To determine the allowance for credit losses, we classify our loans into wholesale and retail portfolios. These portfolios represent the level at which we have developed and documented our methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and asset-specific basis for loans that do not share similar risk characteristics. The determination of allowance for credit losses entails significant judgment on various risk factors. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include loan-to-value
ratio, debt service ratio and home price index. Risk factors for installment and credit card loans include Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.
Our estimate of credit losses entails judgment about collectability at the reporting dates, and there are uncertainties inherent in those judgments. The allowance for credit losses is subject to a governance process that involves review and approval by senior management within our independent risk oversight and control functions. Personnel within our independent risk oversight and control functions are responsible for forecasting the economic variables that underlie the economic scenarios that are used in the modeling of expected credit losses. While we use the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible.
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

Goldman Sachs June 2020 Form 10-Q	102

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

103	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June

$ in millions, except per share amounts	2020	2019	2020	2019
Net revenues	$13,295	$9,461	$22,038	$18,268
Pre-tax earnings	$ 1,291	$3,127	$ 2,639	$ 5,846
Net earnings	$ 373	$2,421	$ 1,586	$ 4,672
Net earnings to common	$ 197	$2,198	$ 1,320	$ 4,380
Diluted earnings per common share	$ 0.53	$ 5.81	$ 3.66	$ 11.52
Annualized ROE	1.0%	11.1%	3.3%	11.1%
Annualized ROTE	1.0%	11.7%	3.5%	11.7%
Annualized net earnings to average total assets	0.1%	1.0%	0.3%	1.0%
Annualized return on average total shareholders’ equity	1.6%	10.7%	3.5%	10.4%
Average equity to average assets	8.1%	9.5%	8.3%	9.4%
Dividend payout ratio	235.8%	14.6%	68.3%	14.3%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted earnings per common share.

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

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Total shareholders’ equity	$ 91,802	$ 90,271	$ 90,956	$ 89,903
Preferred stock	(11,203)	(11,203)	(11,203)	(11,203)
Common shareholders’ equity	80,599	79,068	79,753	78,700
Goodwill and identifiable intangible assets	(4,806)	(4,118)	(4,814)	(4,109)
Tangible common shareholders’ equity	$ 75,793	$ 74,950	$ 74,939	$ 74,591
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Investment banking	$ 2,733	$ 1,761	$ 4,475	$ 3,379
Investment management	1,635	1,520	3,403	2,956
Commissions and fees	875	808	1,895	1,553
Market making	5,787	2,479	9,469	5,202
Other principal transactions	1,321	1,822	539	2,889
Total non-interest revenues	12,351	8,390	19,781	15,979
Interest income	3,034	5,760	7,784	11,357
Interest expense	2,090	4,689	5,527	9,068
Net interest income	944	1,071	2,257	2,289
Total net revenues	$ 13,295	$ 9,461	$ 22,038	$ 18,268
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

Goldman Sachs June 2020 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
The second quarter of 2020 continued to be impacted by the
COVID-19
pandemic, resulting in a deceleration in global economic activity and elevated market volatility. Economic indicators generally improved as the quarter progressed, following significant declines in March and April, as economies began to reopen and central banks, along with governments, continued to implement monetary easing measures and provide fiscal stimulus to support economic activity. These factors, in conjunction with improved sentiment for a near-term economic recovery, contributed to higher global equity prices, while credit spreads tightened due to an improved outlook on corporate liquidity and solvency. Market-making activities operated in an environment characterized by strong client activity, as clients actively repositioned investment portfolios and hedged risks across asset classes. Investment banking activities benefitted from strong industry-wide equity and debt underwriting activity, as issuers accessed the market to benefit from the lower rate environment and to address liquidity needs, while industry-wide mergers and acquisitions activity decreased, reflecting the uncertainty caused by the
COVID-19
pandemic on corporate strategy and CEO confidence.
If the
COVID-19
pandemic persists, it may lead to a decline in market-making activity levels, a continued decline in mergers and acquisitions transactions, or a decline in industry-wide equity or debt underwriting activity, and declines in global equity markets or widening of credit spreads. As a result, net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended June 2020 versus June 2019
Net revenues in the consolidated statements of earnings were $13.30 billion for the second quarter of 2020, 41% higher than the second quarter of 2019, primarily reflecting significantly higher market marking and investment banking revenues and higher investment management revenues, partially offset by significantly lower other principal transactions revenues and lower net interest income.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $2.73 billion for the second quarter of 2020, 55% higher than the second quarter of 2019, due to significantly higher revenues in both equity and debt underwriting, reflecting a significant increase in industry-wide volumes. This increase was partially offset by lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $1.64 billion for the second quarter of 2020, 8% higher than the second quarter of 2019, due to higher management and other fees, reflecting the impact of higher average assets under supervision and the impact of the consolidation of GS Personal Financial Management, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Commissions and fees in the consolidated statements of earnings were $875 million for the second quarter of 2020, 8% higher than the second quarter of 2019, reflecting an increase in our listed cash equity volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $5.79 billion for the second quarter of 2020, 133% higher than the second quarter of 2019, primarily due to significantly higher revenues in equity products (both cash products and derivatives), credit products, interest rate products, commodities and currencies.
Other principal transactions revenues in the consolidated statements of earnings were $1.32 billion for the second quarter of 2020, 27% lower than the second quarter of 2019, reflecting significantly lower net gains from investments in private equities and a net loss related to relationship lending activities, reflecting the impact of changes in credit spreads on hedges. These decreases were partially offset by significantly higher net gains from investments in public equities and debt investments.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $944 million for the second quarter of 2020, 12% lower than the second quarter of 2019, reflecting a decrease in interest income primarily related to collateralized agreements, other interest-earning assets, and deposits with banks, each reflecting the impact of lower interest rates. The decrease in interest income is partially offset by a decrease in interest expense primarily related to other interest-bearing liabilities, collateralized financings, long-term borrowings and deposits, each reflecting the impact of lower interest rates. The decrease in interest expense as a result of lower interest rates was partially offset by the impact of higher average balances for deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Six Months Ended June 2020 versus June 2019
Net revenues in the consolidated statements of earnings were $22.04 billion for the first half of 2020, 21% higher than the first half of 2019, reflecting significantly higher market marking revenues, investment banking revenues and commissions and fees, and higher investment management revenues, partially offset by significantly lower other principal transactions revenues. Net interest income was essentially unchanged compared with the first half of 2019.

105	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $4.48 billion for the first half of 2020, 32% higher than the first half of 2019, due to significantly higher revenues in both equity and debt underwriting, reflecting a significant increase in industry-wide volumes. This increase was partially offset by lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $3.40 billion for the first half of 2020, 15% higher than the first half of 2019, due to higher management and other fees, reflecting the impact of higher average assets under supervision and the impact of the consolidation of GS Personal Financial Management, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies. In addition, incentive fees were significantly higher, driven by harvesting.
Commissions and fees in the consolidated statements of earnings were $1.90 billion for the first half of 2020, 22% higher than the first half of 2019, reflecting an increase in our listed cash equity volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $9.47 billion for the first half of 2020, 82% higher than the first half of 2019, primarily due to significantly higher revenues in equity products (both derivatives and cash products), interest rate products, credit products, currencies and commodities, partially offset by significantly lower results in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $539 million for the first half of 2020, 81% lower than the first half of 2019, reflecting significantly lower net gains from investments in private and public equities, net losses across debt investments and mark-downs on corporate loans. These decreases were partially offset by significantly higher revenues related to relationship lending activities, reflecting the impact of changes in credit spreads on hedges.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $2.26 billion for the first half of 2020, 1% lower than the first half of 2019, reflecting a decrease in interest income primarily related to collateralized agreements, other interest-earning assets, and deposits with banks, each reflecting the impact of lower interest rates. The decrease in interest income was partially offset by a decrease in interest expense related to other interest-bearing liabilities, collateralized financings, long-term borrowings and deposits, each reflecting the impact of lower interest rates, partially offset by impact of higher average balances for deposits. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Provision for credit losses	$1,590	$214	$2,527	$438
Three Months Ended June 2020 versus June 2019.
Provision for credit losses in the consolidated statements of earnings was $1.59 billion for the second quarter of 2020, compared with $214 million for the second quarter of 2019. This increase was primarily due to significantly higher provisions related to wholesale loans and, to a lesser extent, consumer loans, reflecting revisions to forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard). In addition, the increase in provisions related to wholesale loans reflected the impact of individual impairments during the quarter. The second quarter of 2020 also included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
The impact of modeled losses on wholesale loans was approximately $700 million and the impact of individual impairments of wholesale loans, primarily related to the industrial, technology, media & telecommunications and natural resources sectors, was approximately $540 million during the second quarter of 2020. In addition, consumer loans included approximately $220 million of reserve build and approximately $85 million of net charge-offs during the second quarter of 2020.
Six Months Ended June 2020 versus June 2019.
Provision for credit losses in the consolidated statements of earnings was $2.53 billion for the first half of 2020, compared with $438 million for the first half of 2019. This increase was primarily due to significantly higher provisions related to wholesale loans and, to a lesser extent, consumer loans as a result of forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) related to the impact of the
COVID-19
pandemic during the first half of 2020. In addition, the increase in provisions related to wholesale loans reflected the impact of individual impairments and downgrades during the first half of 2020
.
The first half of 2020 also included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.

Goldman Sachs June 2020 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The impact of modeled losses on wholesale loans was approximately $800 million and the impact of individual impairments of wholesale loans, primarily related to the industrial, natural resources, and technology, media & telecommunications sectors, was approximately $730 million during the first half of 2020. In addition, consumer loans included approximately $310 million of reserve build and approximately $165 million of net charge-offs during the first half of 2020.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Compensation and benefits	$ 4,478	$3,317	$ 7,713	$ 6,576
Brokerage, clearing, exchange and distribution fees	945	823	1,920	1,585
Market development	89	186	242	370
Communications and technology	345	290	666	576
Depreciation and amortization	499	399	936	767
Occupancy	233	234	471	459
Professional fees	311	302	658	600
Other expenses	3,514	569	4,266	1,051
Total operating expenses	$10,414	$6,120	$16,872	$11,984
Headcount at period-end	39,100	35,600
Three Months Ended June 2020 versus June 2019.
Operating expenses in the consolidated statements of earnings were $10.41 billion for the second quarter of 2020, 70% higher than the second quarter of 2019. Our efficiency ratio (total operating expenses divided by total net revenues) for the second quarter of 2020 was 78.3%, compared with 64.7% for the second quarter of 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for the second quarter of 2020 by 22.2 percentage points.
The increase in operating expenses compared with the second quarter of 2019 was primarily due to significantly higher net provisions for litigation and regulatory proceedings and significantly higher compensation and benefits expenses (reflecting significantly higher net revenues). In addition, brokerage, clearing, exchange and distribution fees were higher (reflecting an increase in activity levels) and expenses related to consolidated investments, including impairments, were higher (increase was primarily in depreciation and amortization and occupancy expenses). The second quarter of 2020 also included higher technology expenses, higher expenses related to our credit card activities and the impact of the consolidation of GS Personal Financial Management. These increases were partially offset by lower travel and entertainment expenses (included in market development expenses).
Net provisions for litigation and regulatory proceedings for the second quarter of 2020 were $2.96 billion compared with $66 million for the second quarter of 2019.
Headcount increased 2% compared with March 2020.
Six Months Ended June 2020 versus June 2019.
Operating expenses in the consolidated statements of earnings were $16.87 billion for the first half of 2020, 41% higher than the first half of 2019. Our efficiency ratio (total operating expenses divided by total net revenues) for the first half of 2020 was 76.6%, compared with 65.6% for the first half of 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for the first half of 2020 by 14.3 percentage points.
The increase in operating expenses compared with the first half of 2019 was primarily due to significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting significantly higher net revenues). In addition, brokerage, clearing, exchange and distribution fees were significantly higher (reflecting an increase in activity levels) and expenses related to consolidated investments, including impairments, were significantly higher (increase was primarily in depreciation and amortization, occupancy and other expenses). The first half of 2020 also included higher technology expenses, higher expenses related to our credit card activities and the impact of the consolidation of GS Personal Financial Management. These increases were partially offset by lower travel and entertainment expenses (included in market development expenses).
Net provisions for litigation and regulatory proceedings for the first half of 2020 were $3.14 billion compared with $103 million for the first half of 2019.
Headcount increased 2% compared with December 2019.

107	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for Taxes
The effective income tax rate for the first half of 2020 was 39.9%, up from the full year tax rate of 20.0% for 2019, primarily due to an increase in provisions for non-deductible
litigation, partially offset by tax benefits on the settlement of employee share-based awards in the first half of 2020 compared with 2019. The increase, compared with 10.0% for the first quarter of 2020, was primarily due to an increase in non-deductible
provisions for litigation and a decrease in the impact of permanent tax benefits in the first half of 2020 compared with the first quarter of 2020.
The CARES Act was enacted on March 27, 2020. The CARES Act includes retroactive and prospective provisions enacted to provide income tax relief and liquidity to businesses affected by the
COVID-19
pandemic. The legislation includes corporate income tax provisions that temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations and allow accelerated depreciation deductions on certain asset improvements. The CARES Act did not have a material impact on our effective tax rate for the first half of 2020.
The U.S. Internal Revenue Service (IRS) and the U.S. Department of the Treasury released final and proposed regulations relating to the implementation of Global Intangible Low Taxed Income (GILTI) and Base Erosion and Anti-Abuse Tax in 2019. These final and proposed regulations did not have a material impact on our effective tax rate for the first half of 2020. On July 20, 2020, the IRS and the U.S. Department of the Treasury released final regulations that include an election to exempt from GILTI, income that is subject to a high rate of foreign tax and proposed regulations that would conform the high-tax
elections for purposes of GILTI and Subpart F. We are still analyzing these regulations, but do not expect these rules to have a material impact on our 2020 effective tax rate.
On March 19, 2020, the U.K. government published Finance Bill
2019-21
(Finance Bill). The Finance Bill includes a repeal of a previously enacted two percentage point decrease in the corporate income tax rate that was scheduled to become effective April 1, 2020. On July 22, 2020, the Finance Bill was enacted as Finance Act 2020. The impact of this legislation on our provision for income taxes and income tax assets and liabilities will be recognized in the third quarter of 2020. We do not expect this legislation to have a material impact on our effective tax rate for 2020.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	June 2020	December 2019
Investment Banking	$ 142,504	$ 92,009
Global Markets	800,649	725,060
Asset Management	98,104	92,102
Consumer & Wealth Management	100,266	83,797
Total	$1,141,523	$992,968
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
Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Investment Banking
Net revenues	$ 2,657	$ 1,948	$ 4,841	$ 3,694
Provision for credit losses	819	81	1,441	167
Operating expenses	2,704	1,050	3,873	2,055
Pre-tax earnings/(loss)	$ (866)	$ 817	$ (473)	$ 1,472
Net earnings/(loss) to common	$ (662)	$ 606	$ (319)	$ 1,141
Average common equity	$11,070	$11,628	$11,141	$10,868
Return on average common equity	(23.9)%	20.8%	(5.7)%	21.0%
Global Markets
Net revenues	$ 7,176	$ 3,716	$12,339	$ 7,756
Provision for credit losses	183	(4)	251	(1)
Operating expenses	5,179	2,685	8,026	5,433
Pre-tax earnings	$ 1,814	$ 1,035	$ 4,062	$ 2,324
Net earnings to common	$ 305	$ 640	$ 2,269	$ 1,660
Average common equity	$42,702	$39,835	$40,970	$40,899
Return on average common equity	2.9%	6.4%	11.1%	8.1%
Asset Management
Net revenues	$ 2,101	$ 2,548	$ 2,005	$ 4,341
Provision for credit losses	271	60	350	73
Operating expenses	1,332	1,247	2,530	2,350
Pre-tax earnings/(loss)	$ 498	$ 1,241	$ (875)	$ 1,918
Net earnings/(loss) to common	$ 684	$ 940	$ (566)	$ 1,489
Average common equity	$19,322	$21,706	$20,371	$21,046
Return on average common equity	14.2%	17.3%	(5.6)%	14.1%
Consumer & Wealth Management
Net revenues	$ 1,361	$ 1,249	$ 2,853	$ 2,477
Provision for credit losses	317	77	485	199
Operating expenses	1,199	1,138	2,443	2,146
Pre-tax earnings/(loss)	$ (155)	$ 34	$ (75)	$ 132
Net earnings/(loss) to common	$ (130)	$ 12	$ (64)	$ 90
Average common equity	$ 7,505	$ 5,899	$ 7,271	$ 5,887
Return on average common equity	(6.9)%	0.8%	(1.8)%	3.1%
Total net revenues	$13,295	$ 9,461	$22,038	$18,268
Total provision for credit losses	1,590	214	2,527	438
Total operating expenses	10,414	6,120	16,872	11,984
Total pre-tax earnings	$ 1,291	$ 3,127	$ 2,639	$ 5,846
Net earnings to common	$ 197	$ 2,198	$ 1,320	$ 4,380
Average common equity	$80,599	$79,068	$79,753	$78,700
Return on average common equity	1.0%	11.1%	3.3%	11.1%

Goldman Sachs June 2020 Form 10-Q	108

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

•	Corporate lending. Includes lending to corporate clients, including relationship lending, middle-market lending and acquisition financing.
The table below presents our Investment Banking assets.

	As of

$ in millions	June 2020	December 2019
Cash and cash equivalents	$ 33,148	$25,301
Collateralized agreements	29,130	13,376
Customer and other receivables	4,459	3,576
Trading assets	34,616	20,737
Investments	789	854
Loans	38,507	26,565
Other assets	1,855	1,600
Total	$142,504	$92,009
The table below presents our Investment Banking operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Financial advisory	$ 686	$ 771	$ 1,467	$ 1,645
Equity underwriting	1,057	476	1,435	738
Debt underwriting	990	514	1,573	996
Underwriting	2,047	990	3,008	1,734
Corporate lending	(76)	187	366	315
Net revenues	2,657	1,948	4,841	3,694
Provision for credit losses	819	81	1,441	167
Operating expenses	2,704	1,050	3,873	2,055
Pre-tax earnings/(loss)	(866)	817	(473)	1,472
Provision/(benefit) for taxes	(227)	183	(188)	295
Net earnings/(loss)	(639)	634	(285)	1,177
Preferred stock dividends	23	28	34	36
Net earnings/(loss) to common	$ (662)	$ 606	$ (319)	$ 1,141
Average common equity	$ 11,070	$11,628	$11,141	$10,868
Return on average common equity	(23.9)%	20.8%	(5.7)%	21.0%
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June

$ in billions	2020	2019	2020	2019
Announced mergers and acquisitions	$ 58	$ 459	$ 290	$ 851
Completed mergers and acquisitions	$ 407	$ 244	$ 604	$ 616
Equity and equity-related offerings	$ 40	$ 16	$ 52	$ 32
Debt offerings	$ 112	$ 60	$ 204	$ 130
In the table above:

•	Volumes are per Dealogic.

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

109	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the second quarter of 2020, the operating environment for Investment Banking reflected strong activity in underwriting, as issuers accessed the market to benefit from the lower rate environment and to address liquidity needs caused by the
COVID-19
pandemic. Industry-wide equity underwriting volumes increased significantly, driven by common stock and convertible offerings, and industry-wide debt underwriting volumes increased, particularly in investment-grade and high yield activity, all compared with the first quarter of 2020. Corporate clients began to pay down funds borrowed during the first quarter of 2020 under revolving lines of credit, reflecting improving economic conditions and companies’ ability to access securities markets, while corporate credit spreads tightened during the quarter. A decrease in industry-wide announced and completed mergers and acquisitions transactions compared with the first quarter of 2020 reflected the uncertainty caused by the
COVID-19
pandemic on corporate strategy and CEO confidence.
In the future, if industry-wide mergers and acquisitions transactions continue to decline, or if industry-wide equity and debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio continue to tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
Three Months Ended June 2020 versus June 2019.
Net revenues in Investment Banking were $2.66 billion for the second quarter of 2020, 36% higher than the second quarter of 2019, reflecting significantly higher net revenues in Underwriting, partially offset by a net loss in Corporate lending and lower net revenues in Financial advisory.
The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity and Debt underwriting, reflecting a significant increase in industry-wide volumes. The net loss in Corporate lending reflected the impact of changes in credit spreads on hedges related to relationship lending activities. The second quarter of 2020 included $200 million of net losses related to these hedges. The decrease in Financial advisory net revenues reflected a decrease in industry-wide completed mergers and acquisitions transactions.
Provision for credit losses was $819 million for the second quarter of 2020, compared with $81 million for the second quarter of 2019. This increase reflected updated economic forecasts (incorporating the accounting for credit losses under the CECL standard) and higher impairments related to relationship and middle-market lending. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $2.70 billion for the second quarter of 2020, compared with $1.05 billion for the second quarter of 2019. This increase reflected significantly higher net provisions for litigation and regulatory proceedings and compensation and benefits expenses (reflecting significantly higher net revenues).
Pre-tax
loss was $866 million for the second quarter of 2020, compared with pre-tax
earnings of $817 million for the second quarter of 2019. Net provisions for litigation and regulatory proceedings reduced annualized ROE by 38.5 percentage points for the second quarter of 2020.
As of June 2020, our investment banking transaction backlog decreased significantly compared with March 2020, due to significantly lower estimated net revenues across potential advisory transactions, potential debt underwriting transactions, particularly from leveraged finance and investment-grade transactions, and potential equity underwriting transactions, primarily from follow-on
and convertible offerings. These decreases reflected a lower rate of replenishment of new deals compared with the completion of deals during the second quarter of 2020. Our backlog represents an estimate of our net revenues from future transactions
where we believe that future revenue realization is more likely than not. We believe changes in our backlog may be a useful indicator of client activity levels which, over the long term, impact our net revenues. However, the time frame for completion and corresponding revenue recognition of transactions in our backlog varies based on the nature of the assignment, as certain transactions may remain in our backlog for longer periods of time, which we expect to occur in light of the impact of the
COVID-19
pandemic on mergers and acquisitions. In addition, our backlog is subject to certain limitations, such as assumptions about the likelihood that individual client transactions will occur in the future. Transactions may be cancelled or modified, and transactions not included in the estimate may also occur, including underwriting transactions for which the time frame from discussion to completion has shortened in the current environment.
Six Months Ended June 2020 versus June 2019.
Net revenues in Investment Banking were $4.84 billion for the first half of 2020, 31% higher than the first half of 2019, primarily due to significantly higher net revenues in Underwriting and higher net revenues in Corporate lending. These increases were partially offset by lower net revenues in Financial advisory.
The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity and Debt underwriting, reflecting a significant increase in industry-wide volumes. The increase in Corporate lending net revenues was due to higher net revenues related to relationship lending activities (reflecting the impact of changes in credit spreads on hedges, as the first half of 2020 included approximately $175 million of net gains, partially offset by increased funding costs), partially offset by mark-downs on corporate loans. The decrease in Financial advisory net revenues reflected a decrease in industry-wide completed transactions.

Goldman Sachs June 2020 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for credit losses was $1.44 billion for the first half of 2020, compared with $167 million for the first half of 2019. This increase reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) related to the impact of the
COVID-19
pandemic, higher impairments related to relationship and middle-market lending and draws on committed corporate lines in the first quarter of 2020. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $3.87 billion for the first half of 2020, 88% higher than the first half of 2019, primarily due to significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting significantly higher net revenues).
Pre-tax
loss was $473 million for the first half of 2020, compared with pre-tax
earnings of $1.47 billion for the first half of 2019. Net provisions for litigation and regulatory proceedings reduced annualized ROE by 21.0 percentage points for the first half of 2020.
As of June 2020, our investment banking transaction backlog decreased significantly compared with December 2019, primarily due to significantly lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions, particularly from leveraged finance and investment-grade transactions.
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

111	Goldman Sachs June 2020 Form 10-Q

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
The table below presents our Global Markets assets.

	As of

$ in millions	June 2020	December 2019
Cash and cash equivalents	$ 69,262	$ 82,819
Collateralized agreements	221,279	196,278
Customer and other receivables	94,210	63,277
Trading assets	335,375	316,242
Investments	42,577	25,937
Loans	28,281	31,111
Other assets	9,665	9,396
Total	$800,649	$725,060
The table below presents our Global Markets operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
FICC intermediation	$ 3,786	$ 1,440	$ 6,323	$ 3,312
FICC financing	449	262	881	628
FICC	4,235	1,702	7,204	3,940
Equities intermediation	2,199	1,154	3,727	2,315
Equities financing	742	860	1,408	1,501
Equities	2,941	2,014	5,135	3,816
Net revenues	7,176	3,716	12,339	7,756
Provision for credit losses	183	(4)	251	(1)
Operating expenses	5,179	2,685	8,026	5,433
Pre-tax earnings	1,814	1,035	4,062	2,324
Provision for taxes	1,395	245	1,620	466
Net earnings	419	790	2,442	1,858
Preferred stock dividends	114	150	173	198
Net earnings to common	$ 305	$ 640	$ 2,269	$ 1,660
Average common equity	$42,702	$39,835	$40,970	$40,899
Return on average common equity	2.9%	6.4%	11.1%	8.1%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended June 2020
Market making	$3,566	$2,221	$ 5,787
Commissions and fees	–	808	808
Other principal transactions	(45)	(3)	(48)
Net interest income	714	(85)	629
Total	$4,235	$2,941	$ 7,176
Three Months Ended June 2019
Market making	$1,294	$1,185	$ 2,479
Commissions and fees	–	777	777
Other principal transactions	(36)	13	(23)
Net interest income	444	39	483
Total	$1,702	$2,014	$ 3,716
Six Months Ended June 2020
Market making	$5,900	$3,569	$ 9,469
Commissions and fees	–	1,788	1,788
Other principal transactions	(65)	7	(58)
Net interest income	1,369	(229)	1,140
Total	$7,204	$5,135	$12,339
Six Months Ended June 2019
Market making	$2,996	$2,206	$ 5,202
Commissions and fees	–	1,491	1,491
Other principal transactions	(25)	48	23
Net interest income	969	71	1,040
Total	$3,940	$3,816	$ 7,756

Goldman Sachs June 2020 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During the second quarter of 2020, Global Markets operated in an environment characterized by strong client activity and wider bid-ask
spreads, as clients reacted to economic uncertainty amid the
COVID-19
pandemic by repositioning investment portfolios and hedging risks across asset classes. Market volatility remained elevated as the average daily VIX was 35 for the second quarter of 2020, higher than the average of 30 for the first quarter of 2020, but lower than its highs during March. Central banks and governments continued to implement monetary easing measures and provide fiscal stimulus to support economic activity and this, in conjunction with improved sentiment for a near-term economic recovery, contributed to higher global equity prices during the quarter, as the S&P 500 Index increased by 20% and the MSCI World Index increased by 19%. Similarly, credit spreads tightened due to an improved outlook on corporate liquidity and solvency, as U.S. investment-grade credit spreads tightened by approximately 85 basis points and high yield credit spreads tightened by approximately 145 basis points compared with the end of the first quarter of 2020. If macroeconomic concerns lead to a decline in activity levels or volatility, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended June 2020 versus June 2019.
Net revenues in Global Markets were $7.18 billion for the second quarter of 2020, 93% higher than the second quarter of 2019.
Net revenues in FICC were $4.24 billion, compared with $1.70 billion in the second quarter of 2019, primarily due to significantly higher net revenues in FICC intermediation, reflecting significantly higher net revenues across all major businesses, particularly in interest rate products, credit products and commodities. In addition, net revenues in FICC financing were significantly higher, primarily driven by repurchase agreements.
The increase in FICC intermediation net revenues primarily reflected significantly higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results in the second quarter of 2019:

•
Net revenues in interest rate products and commodities were significantly higher, reflecting the impact of improved market-making conditions on our inventory and, to a lesser extent, higher client activity.

•	Net revenues in credit products were significantly higher, due to higher client activity.

•	Net revenues in mortgages were significantly higher, reflecting higher client activity and the impact of improved market-making conditions on our inventory.

•	Net revenues in currencies were significantly higher, reflecting higher client activity, partially offset by the impact of challenging market-making conditions on our inventory.
Net revenues in Equities were $2.94 billion, 46% higher than the second quarter of 2019, due to significantly higher net revenues in Equities intermediation, reflecting significantly higher net revenues in both cash products and derivatives, partially offset by lower net revenues in Equities financing, reflecting lower average customer balances, tighter spreads and a decrease in dividends.
Provision for credit losses was $183 million for the second quarter of 2020, compared with $(4) million for the second quarter of 2019. This increase reflected updated economic forecasts (incorporating the accounting for credit losses under the CECL standard) for the mortgage lending portfolio. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $5.18 billion for the second quarter of 2020, 93% higher than the second quarter of 2019, reflecting significantly higher net provisions for litigation and regulatory proceedings and significantly higher compensation and benefits expenses (reflecting significantly higher net revenues), and higher brokerage, clearing, exchange and distribution fees.
Pre-tax
earnings were $1.81 billion for the second quarter of 2020, 75% higher than the second quarter of 2019. Net provisions for litigation and regulatory proceedings reduced annualized ROE by 18.9 percentage points for the second quarter of 2020.

113	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Six Months Ended June 2020 versus June 2019.
Net revenues in Global Markets were $12.34 billion for the first half of 2020, 59% higher than the first half of 2019.
Net revenues in FICC were $7.20 billion, 83% higher than the first half of 2019, primarily due to significantly higher net revenues in FICC intermediation, reflecting significantly higher net revenues across most major businesses. In addition, net revenues in FICC financing were significantly higher, driven by repurchase agreements.
The increase in FICC intermediation net revenues reflected significantly higher client activity, partially offset by the impact of challenging market-making conditions on our inventory, particularly in the first quarter of 2020. The following provides information about our FICC intermediation net revenues by business, compared with results in the first half of 2019:

•
Net revenues in interest rate products, currencies and credit products were significantly higher, reflecting higher client activity, partially offset by the impact of challenging market-making conditions on our inventory.

•	Net revenues in commodities were significantly higher, primarily due to higher client activity.

•	Net revenues in mortgages were essentially unchanged, as higher client activity was offset by the impact of challenging market-making conditions on our inventory.
Net revenues in Equities were $5.14 billion, 35% higher than the first half of 2019, due to significantly higher net revenues in Equities intermediation, reflecting significantly higher net revenues in both derivatives and cash products, partially offset by lower net revenues in Equities financing, driven by the cancellation of dividends in Europe.
Provision for credit losses was $251 million for the first half of 2020, compared with $(1) million for the first half of 2019. This increase reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) related to the impact of the
COVID-19
pandemic for the mortgage lending portfolio. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $8.03 billion for the first half of 2020, 48% higher than the first half of 2019, reflecting significantly higher net provisions for litigation and regulatory proceedings and significantly higher compensation and benefits expenses (reflecting significantly higher net revenues), and higher brokerage, clearing, exchange and distribution fees.
Pre-tax
earnings were $4.06 billion for the first half of 2020, 75% higher than the first half of 2019. Net provisions for litigation and regulatory proceedings reduced annualized ROE by 10.5 percentage points for the first half of 2020.
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

Goldman Sachs June 2020 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Asset Management asset
s
.

	As of

$ in millions	June 2020	December 2019
Cash and cash equivalents	$ 8,204	$ 6,756
Collateralized agreements	6,880	3,433
Customer and other receivables	2,183	1,579
Trading assets	8,103	5,266
Investments	33,212	37,096
Loans	16,497	17,101
Other assets	23,025	20,871
Total	$98,104	$92,102
The table below presents our Asset Management operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Management and other fees	$ 684	$ 667	$ 1,324	$ 1,274
Incentive fees	34	31	188	61
Equity investments	924	1,499	902	2,304
Lending and debt investments	459	351	(409)	702
Net revenues	2,101	2,548	2,005	4,341
Provision for credit losses	271	60	350	73
Operating expenses	1,332	1,247	2,530	2,350
Pre-tax earnings/(loss)	498	1,241	(875)	1,918
Provision/(benefit) for taxes	(212)	269	(349)	387
Net earnings/(loss)	710	972	(526)	1,531
Preferred stock dividends	26	32	40	42
Net earnings/(loss) to common	$ 684	$ 940	$ (566)	$ 1,489
Average common equity	$19,322	$21,706	$20,371	$21,046
Return on average common equity	14.2%	17.3%	(5.6)%	14.1%
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Equity Type
Private equity	$ 288	$ 1,198	$ 750	$ 1,812
Public equity	636	301	152	492
Total	$ 924	$ 1,499	$ 902	$ 2,304
Asset Class
Real estate	$ 487	$ 415	$ 1,038	$ 765
Corporate	437	1,084	(136)	1,539
Total	$ 924	$ 1,499	$ 902	$ 2,304
Operating Environment.
During the second quarter of 2020, financial markets began to rebound from the impact of the
COVID-19
pandemic on the broader economic environment as improving sentiment for a near-term economic recovery contributed to generally higher global equity prices and fixed income asset prices compared with the end of the first quarter of 2020, which, along with tighter credit spreads, provided a more favorable backdrop for asset management activities and investments. However, the effects of the pandemic continued to weigh on company performance, most notably within the oil and gas, gaming and lodging, and airline industries. If the
COVID-19
pandemic persists, asset prices may decline, credit spreads may widen, and investors may continue to transition to asset classes that typically generate lower fees or investors may withdraw their assets. As a result, net revenues in Asset Management would likely be negatively impacted.
Three Months Ended June 2020 versus June 2019.
Net revenues in Asset Management were $2.10 billion for the second quarter of 2020, 18% lower than the second quarter of 2019, reflecting significantly lower net revenues in Equity investments, partially offset by significantly higher net revenues in Lending and debt investments and slightly higher Management and other fees from our institutional and third-party distribution asset management clients. Incentive fees were essentially unchanged.
The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities, partially offset by significantly higher net gains from investments in public equities. Net gains from investments in private equities included approximately $500 million of event-driven net gains, largely from sales, and approximately $200 million of operating net revenues from CIEs, partially offset by approximately $415 million of net mark-downs.
The increase in Lending and debt investments net revenues reflected significantly higher net gains as corporate credit spreads tightened during the quarter. Lending and debt investments net revenues included approximately $200 million of net interest income for the second quarter of 2020. The increase in Management and other fees reflected the impact of higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Provision for credit losses was $271 million for the second quarter of 2020, compared with $60 million for the second quarter of 2019. This increase reflected updated economic forecasts (incorporating the accounting for credit losses under the CECL standard) and higher impairments related to the private credit and real estate portfolios. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $1.33 billion for the second quarter of 2020, 7% higher than the second quarter of 2019, primarily due to higher expenses related to consolidated investments, including impairments.
Pre-tax
earnings were $498 million for the second quarter of 2020, 60% lower than the second quarter of 2019.
Six Months Ended June 2020 versus June 2019.
Net revenues in Asset Management were $2.01 billion for the first half of 2020, 54% lower than the first half of 2019, reflecting significantly lower net revenues in Equity investments and a net loss in Lending and debt investments, partially offset by significantly higher Incentives fees and higher Management and other fees from our institutional and third-party distribution asset management clients.

115	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The decrease in Equity investments net revenues reflected significantly lower net gains from investments in both private and public equities. The results from investments in private equities included approximately $1.28 billion of event-driven net gains, largely from sales, and approximately $400 million of operating net revenues from CIEs, partially offset by approximately $930 million of net mark-downs.
Lending and debt investments reflected net losses across debt investments for the first half of 2020, particularly within our multi-strategy investing and private credit portfolios, as well as real estate investments. Lending and debt investments net revenues included approximately $450 million of net interest income for the first half of 2020. The increase in Incentive fees was driven by harvesting and the increase in Management and other fees reflected the impact of higher average assets under supervision, partially offset by a lower average effective fee due to shifts in the mix of client assets and strategies.
Provision for credit losses was $350 million for the first half of 2020, compared with $73 million for the first half of 2019. This increase reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) related to the impact of the
COVID-19
pandemic and higher impairments related to the private credit and real estate portfolios. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $2.53 billion for the first half of 2020, 8% higher than the first half of 2019, primarily due to significantly higher expenses related to consolidated investments, including impairments.
Pre-tax
loss was $875 million for the first half of 2020, compared with pre-tax
earnings of $1.92 billion for the first half of 2019.
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

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.
Consumer Banking.
Our Consumer banking business issues unsecured loans, through
Marcus by Goldman Sachs
(Marcus)
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

Goldman Sachs June 2020 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	June 2020	December 2019
Cash and cash equivalents	$ 21,985	$18,670
Collateralized agreements	16,337	8,675
Customer and other receivables	5,637	6,173
Trading assets	19,241	13,087
Investments	43	50
Loans	33,809	34,127
Other assets	3,214	3,015
Total	$100,266	$83,797
The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
Management and other fees	$ 938	$ 833	$1,897	$1,627
Incentive fees	10	13	79	41
Private banking and lending	155	187	337	390
Wealth management	1,103	1,033	2,313	2,058
Consumer banking	258	216	540	419
Net revenues	1,361	1,249	2,853	2,477
Provision for credit losses	317	77	485	199
Operating expenses	1,199	1,138	2,443	2,146
Pre-tax earnings/(loss)	(155)	34	(75)	132
Provision/(benefit) for taxes	(38)	9	(30)	26
Net earnings/(loss)	(117)	25	(45)	106
Preferred stock dividends	13	13	19	16
Net earnings/(loss) to common	$ (130)	$ 12	$ (64)	$ 90
Average common equity	$7,505	$5,899	$7,271	$5,887
Return on average common equity	(6.9)%	0.8%	(1.8)%	3.1%
Operating Environment.
During the second quarter of 2020, financial markets began to rebound from the impact of the
COVID-19
pandemic on the broader economic environment as improving sentiment for a near-term economic recovery contributed to generally higher global equity prices and fixed income asset prices compared with the end of the first quarter of 2020. Additionally, economic indicators, such as retail spending and the unemployment rate in the U.S., generally improved as the quarter progressed with economies beginning to open, after weak reports in March and April. If the
COVID-19
pandemic persists, asset prices may decline, investors may favor asset classes that typically generate lower fees, investors may withdraw their assets and consumers may withdraw their deposits or consumer credit may deteriorate. As a result, net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
Three Months Ended June 2020 versus June 2019.
Net revenues in Consumer & Wealth Management were $1.36 billion for the second quarter of 2020, 9% higher than the second quarter of 2019.
Net revenues in Wealth management were $1.10 billion, 7% higher than the second quarter of 2019, due to higher Management and other fees, primarily reflecting the impact of higher average assets under supervision, the impact of the consolidation of GS Personal Financial Management and higher transaction volumes. Net revenues in Private banking and lending were lower, primarily reflecting lower interest rates, and Incentive fees were essentially unchanged.
Net revenues in Consumer banking were $258 million, 19% higher than the second quarter of 2019, as the second quarter of 2020 included credit card loans.
Provision for credit losses was $317 million for the second quarter of 2020, compared with $77 million for the second quarter of 2019. This increase reflected updated economic forecasts (incorporating the accounting for credit losses under the CECL standard) for the consumer lending portfolio. The second quarter of 2020 also included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $1.20 billion for the second quarter of 2020, 5% higher than the second quarter of 2019, primarily due to the impact of the consolidation of GS Personal Financial Management and higher expenses related to our credit card activities.
Pre-tax
loss was $155 million for the second quarter of 2020, compared with pre-tax
earnings of $34 million for the second quarter of 2019.
Six Months Ended June 2020 versus June 2019.
Net revenues in Consumer & Wealth Management were $2.85 billion for the first half of 2020, 15% higher than the first half of 2019.
Net revenues in Wealth management were $2.31 billion, 12% higher than the first half of 2019, primarily due to higher Management and other fees, primarily reflecting the impact of higher average assets under supervision, the impact of the consolidation of GS Personal Financial Management and higher transaction volumes. Incentive fees were also higher, while net revenues in Private banking and lending were lower, primarily reflecting lower interest rates.
Net revenues in Consumer banking were $540 million, 29% higher than the first half of 2019, as the first half of 2020 included credit card loans and deposit balances increased.
Provision for credit losses was $485 million for the first half of 2020, compared with $199 million for the first half of 2019. This increase primarily reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) related to the impact of the
COVID-19
pandemic for the consumer lending portfolio. In addition, the first half of 2020 included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.

117	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating expenses were $2.44 billion for the first half of 2020, 14% higher than the first half of 2019, primarily due to the impact of the consolidation of GS Personal Financial Management and higher expenses related to our credit card activities.
Pre-tax
loss was $75 million for the first half of 2020, compared with pre-tax
earnings of $132 million for the first half of 2019.
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

	As of June

$ in billions	2020	2019
Segment
Asset Management	$1,499	$1,171
Consumer & Wealth Management	558	489
Total AUS	$2,057	$1,660
Asset Class
Alternative investments	$ 179	$ 174
Equity	394	350
Fixed income	817	749
Total long-term AUS	1,390	1,273
Liquidity products	667	387
Total AUS	$2,057	$1,660
Distribution Channel
Institutional	$ 709	$ 664
Wealth management	558	489
Third-party distributed	790	507
Total AUS	$2,057	$1,660
Region
Americas	$1,596	$1,237
EMEA	289	257
Asia	172	166
Total AUS	$2,057	$1,660
Vehicle
Separate accounts	$1,080	$ 966
Public funds	752	530
Private funds and other	225	164
Total AUS	$2,057	$1,660
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based
fees) we earned on our firmwide assets under supervision was 29 basis points for the three months ended June 2020, 32 basis points for the three months ended June 2019, 30 basis points for the six months ended June 2020 and 33 basis points for the six months ended June 2019. This decrease primarily reflected shifts in the mix of client assets and strategies.
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $1.36 billion as of June 2020 and $1.63 billion as of December 2019. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets of the funds.
The table below presents changes in our assets under supervision.

	Three Months Ended June		Six Months Ended June

$ in billions	2020	2019	2020	2019
Asset Management
Beginning balance	$1,309	$1,117	$1,298	$1,087
Net inflows/(outflows):
Alternative investments	(2)	4	(3)	4
Equity	3	4	5	7
Fixed income	6	10	13	28
Total long-term AUS net inflows/(outflows)	7	18	15	39
Liquidity products	121	15	187	(10)
Total AUS net inflows/(outflows)	128	33	202	29
Net market appreciation/(depreciation)	62	21	(1)	55
Ending balance	$1,499	$1,171	$1,499	$1,171
Consumer & Wealth Management
Beginning balance	$ 509	$ 482	$ 561	$ 455
Net inflows/(outflows):
Alternative investments	–	(3)	–	(2)
Equity	(1)	–	–	(4)
Fixed income	–	2	(8)	4
Total long-term AUS net inflows/(outflows)	(1)	(1)	(8)	(2)
Liquidity products	12	(3)	18	–
Total AUS net inflows/(outflows)	11	(4)	10	(2)
Net market appreciation/(depreciation)	38	11	(13)	36
Ending balance	$ 558	$ 489	$ 558	$ 489
Firmwide
Beginning balance	$1,818	$1,599	$1,859	$1,542
Net inflows/(outflows):
Alternative investments	(2)	1	(3)	2
Equity	2	4	5	3
Fixed income	6	12	5	32
Total long-term AUS net inflows/(outflows)	6	17	7	37
Liquidity products	133	12	205	(10)
Total AUS net inflows/(outflows)	139	29	212	27
Net market appreciation/(depreciation)	100	32	(14)	91
Ending balance	$2,057	$1,660	$2,057	$1,660

Goldman Sachs June 2020 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above, total AUS net inflows/(outflows) for the three and six months ended June 2019 included $13 billion of inflows (substantially all in equity and fixed income assets) in connection with the acquisition of Rocaton Investment Advisors, which was included in the Asset Management segment.
The table below presents information about our average monthly firmwide assets under supervision by segment and asset class.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in billions	2020	2019	2020	2019
Segment
Asset Management	$1,426	$1,143	$1,368	$1,122
Consumer & Wealth Management	536	482	546	478
Total AUS	$1,962	$1,625	$1,914	$1,600
Asset Class
Alternative investments	$ 179	$ 172	$ 181	$ 171
Equity	369	342	387	333
Fixed income	793	735	799	713
Total long-term AUS	1,341	1,249	1,367	1,217
Liquidity products	621	376	547	383
Total AUS	$1,962	$1,625	$1,914	$1,600
In addition to our assets under supervision, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
The table below presents information about our assets under supervision for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of June 2020
Corporate equity	$ 79	$ 40	$119
Credit	15	53	68
Real estate	14	43	57
Hedge funds and multi-asset	71	1	72
Other	–	1	1
Total	$179	$138	$317
As of June 2019
Corporate equity	$ 73	$ 45	$118
Credit	14	49	63
Real estate	10	44	54
Hedge funds and multi-asset	77	1	78
Other	–	1	1
Total	$174	$140	$314
In the table above:

•	Substantially all corporate equity is private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $31 billion as of both June 2020 and June 2019.
•
Non-fee-earning
alternative assets primarily includes investments that we hold on our balance sheet, our unfunded commitments, unfunded commitments of our clients (where we do not charge fees on commitments), credit facilities collateralized by fund assets and employee funds. Our calculation of non-fee-earning
alternative assets may not be comparable to similar calculations used by other companies.

The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of June 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	8	2	4	20	34
Other	–	–	–	1	1
Total	$16	$13	$20	$21	$70
As of June 2019
Corporate equity	$ –	$ –	$18	$ –	$18
Credit	7	9	–	–	16
Real estate	8	3	4	16	31
Other	–	–	–	1	1
Total	$15	$12	$22	$17	$66
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

$ in billions	As of June 2020
Loans	$16
Debt securities	13
Total	$29
Accounting Classification
Debt securities at fair value	44%
Loans at amortized cost	43%
Loans at fair value	13%
Total	100%
Region
Americas	46%
EMEA	32%
Asia	22%
Total	100%
Industry
Consumers	6%
Financial Institutions	8%
Healthcare	8%
Industrials	15%
Natural Resources & Utilities	4%
Real Estate	34%
Technology, Media & Telecommunications	13%
Other	12%
Total	100%

119	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equity.
The table below presents the concentration of equity securities within our alternative investments by vintage, region and industry.

$ in billions	As of June 2020
Equity securities	$20
Vintage
2013 or earlier	37%
2014 - 2016	33%
2017 - thereafter	30%
Total	100%
Region
Americas	48%
EMEA	16%
Asia	36%
Total	100%
Industry
Financial Institutions	28%
Healthcare	6%
Industrials	7%
Natural Resources & Utilities	7%
Real Estate	18%
Technology, Media & Telecommunications	27%
Other	7%
Total	100%
In the table above:

•
Equity securities included $17 billion of private equity positions and $3 billion of public equity positions that converted from private equity upon the initial public offering of the underlying company.

•	Real estate equity securities consisted of 3% of multifamily, 3% of office, 5% of mixed use and 7% of other real estate equity securities.
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $20 billion, which were funded with liabilities of approximately $11 billion as of June 2020. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

$ in billions	As of June 2020
CIE assets, net of financings	$9
Region
Americas	61%
EMEA	20%
Asia	19%
Total	100%
Asset Class
Hospitality	4%
Industrials	7%
Multifamily	25%
Office	29%
Retail	7%
Senior Housing	11%
Student Housing	8%
Other	9%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

Goldman Sachs June 2020 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet and Funding Sources
Balance Sheet Management
One of our risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet also reflects factors, including (i) our overall risk tolerance, (ii) the amount of equity capital we hold and (iii) our funding profile, among other factors. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for information about our equity capital management process.
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
Scenario Analyses.
We conduct various scenario analyses, including as part of the Comprehensive Capital Analysis and Review (CCAR) and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

121	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of June 2020, total assets in our consolidated balance sheets were $1.14 trillion, an increase of $148.56 billion from December 2019, primarily reflecting increases in collateralized agreements of $51.86 billion (reflecting the impact of our activities and our clients’ activities), trading assets of $42.00 billion (reflecting the impact of interest rate movements on derivative instruments and increases in our and our clients’ activities in government and agency obligations), customer and other receivables of $31.88 billion (primarily reflecting higher client activity), and investments of $12.68 billion (primarily reflecting an increase in U.S. government obligations accounted for as available-for-sale).
As of June 2020, total liabilities in our consolidated balance sheets were $1.05 trillion, an increase of $148.79 billion from December 2019, primarily reflecting increases in deposits of $78.52 billion (primarily reflecting increases in consumer, transaction banking and private bank deposits), trading liabilities of $53.47 billion (reflecting higher client activity in equities and government obligations and the impact of interest rate movements on derivative instruments), customer and other payables of $24.39 billion (primarily reflecting higher client activity), partially offset by a decrease in collateralized financings of $21.28 billion (primarily reflecting the impact of our and our clients’ activities).
Our total repurchase agreements, accounted for as collateralized financings, were $88.28 billion as of June 2020 and $117.76 billion as of December 2019, which were 1% higher as of June 2020 and 32% higher as of December 2019 than the average daily amount of repurchase agreements over the respective quarters. As of June 2020, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our activity and our clients’ activity at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of

$ in millions	June 2020	December 2019
Total assets	$1,141,523	$992,968
Unsecured long-term borrowings	$ 222,627	$207,076
Total shareholders’ equity	$ 90,029	$ 90,265
Leverage ratio	12.7x	11.0x
Debt-to-equity ratio	2.5x	2.3x
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

	As of

$ in millions, except per share amounts	June 2020	December 2019
Total shareholders’ equity	$ 90,029	$ 90,265
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	78,826	79,062
Goodwill and identifiable intangible assets	(4,792)	(4,837)
Tangible common shareholders’ equity	$ 74,034	$ 74,225
Book value per common share	$ 221.55	$ 218.52
Tangible book value per common share	$ 208.08	$ 205.15
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 355.8 million as of June 2020 and 361.8 million as of December 2019. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

Goldman Sachs June 2020 Form 10-Q	122

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
The table below presents information about our funding sources.

	As of

$ in millions	June 2020		December 2019
Deposits	$268,537	36%	$190,019	28%
Collateralized financings	130,739	17%	152,018	22%
Unsecured short-term borrowings	44,264	6%	48,287	7%
Unsecured long-term borrowings	222,627	29%	207,076	30%
Total shareholders’ equity	90,029	12%	90,265	13%
Total	$756,196	100%	$687,665	100%
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations and funding through participation in Federal Reserve facilities, exceeded 120 days as of June 2020.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $1.00 billion as of June 2020 and $527 million as of December 2019. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

123	Goldman Sachs June 2020 Form 10-Q

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2020
2021	$ –	$ –	$9,307	$8,231	$ 17,538
2022	$ 6,837	$6,372	$6,450	$6,144	25,803
2023	$10,184	$6,505	$8,068	$4,531	29,288
2024	$ 6,137	$4,124	$6,088	$3,081	19,430
2025	$ 7,544	$8,793	$4,409	$4,530	25,276
2026 - thereafter					105,292
Total					$222,627
The weighted average maturity of our unsecured long-term borrowings as of June 2020 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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
We may issue, redeem or repurchase our preferred stock, junior subordinated debt issued to trusts, and other subordinated debt or other forms of capital as business conditions warrant. Prior to such redemptions or repurchases, we must receive approval from the Board of Governors of the Federal Reserve System (FRB). See Notes 14 and 19 to the consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.
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

Goldman Sachs June 2020 Form 10-Q	124

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
As required by the FRB’s CCAR rules, we submit an annual capital plan for review by the FRB. The purpose of the FRB’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress. We submitted our 2020 CCAR capital plan in April 2020 and published a summary of our annual DFAST results in June 2020. See “Available Information.”
The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and severely adverse scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions. The FRB determines the SCB applicable to us based on its own annual stress test. The SCB under the Standardized approach is calculated as (i) the difference between our starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario and (ii) our planned common stock dividends for each of the fourth through seventh quarters of the planning horizon, expressed as a percentage of risk-weighted assets (RWAs).
With respect to our 2020 CCAR submission, the FRB notified us that the SCB applicable to us beginning on October 1, 2020 will be 6.7% (bringing our Standardized CET1 capital ratio requirement as of October 1, 2020 to 13.7%). In light of the impact of the
COVID-19
pandemic on the economy, the FRB required all large bank holding companies (BHCs) to suspend stock repurchases through the third quarter of 2020, not to increase common stock dividends or pay common stock dividends in excess of their average net income over the past four quarters, and to resubmit their capital plans in the second half of 2020 under updated scenarios. The FRB also stated that it may extend the limitations on capital distributions quarter-by-quarter.
We plan to maintain both common and preferred dividends, while complying with the SCB rule. In addition, we will continue deploying capital to our businesses where returns are accretive and otherwise return it to our shareholders as permitted by the FRB.
GS Bank USA has its own capital planning process, but was not required to conduct its annual stress test in 2020. Goldman Sachs International (GSI) and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests and those required under the Prudential Regulation Authority’s (PRA) Internal Capital Adequacy Assessment Process.
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

125	Goldman Sachs June 2020 Form 10-Q

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
As of June 2020, the remaining share authorization under our existing repurchase program was 49.7 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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
The capital requirements calculated in accordance with the Capital Framework include the risk-based capital buffers and
G-SIB
surcharge. The risk-based capital buffers, applicable to us for 2020, include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the
G-SIB
surcharge applicable to us for 2020 is 2.5% based on 2018 financial data and 2.5% for 2021 based on 2019 financial data. Based on financial data for the six months ended June 2020, our current estimate is that we are above the threshold for the 3.0%
G-SIB
surcharge. We expect that our
G-SIB
surcharge may remain above the 3% threshold over the next three years. This increase would be effective on January 1 of the year that is one full calendar year after the increased
G-SIB
surcharge is finalized. The
G-SIB
surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes. Our target Standardized CET1 capital ratio over the medium term is between 13.0% and 13.5% (including management buffers)
based upon the execution of our previously announced strategic initiatives and achievement of capital efficiencies. See “Equity Capital Management – Capital Planning and Stress Testing Process” for further information about our applicable SCB.
See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.

Goldman Sachs June 2020 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Total Loss-Absorbing Capacity (TLAC)
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

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	As of

$ in millions	June 2020	December 2019
TLAC	$ 242,937	$ 236,850
External long-term debt	$ 144,840	$ 141,770
RWAs	$ 628,369	$ 563,575
Leverage exposure	$1,308,245	$1,375,467
TLAC to RWAs	38.7%	42.0%
TLAC to leverage exposure	18.6%	17.2%
External long-term debt to RWAs	23.1%	25.2%
External long-term debt to leverage exposure	11.1%	10.3%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Advanced RWAs as of June 2020 and Standardized RWAs as of December 2019. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•
Leverage exposure consists of average adjusted total assets and certain off-balance
sheet exposures. As of June 2020, leverage exposure excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. This temporary amendment is effective through March 31, 2021.

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

127	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GS&Co. had regulatory net capital, as defined by
Rule 15c3-1,
of $20.84 billion as of June 2020 and $20.88 billion as of December 2019, which exceeded the amount required by $16.79 billion as of June 2020 and $18.15 billion as of December 2019. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both June 2020 and December 2019, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of

	June 2020	December 2019
Risk-based capital requirements
CET1 capital ratio	8.3%	8.8%
Tier 1 capital ratio	10.2%	10.8%
Total capital ratio	12.8%	13.4%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	June 2020	December 2019
Risk-based capital and risk-weighted assets
CET1 capital	$ 25,365	$ 24,142
Tier 1 capital	$ 33,665	$ 32,442
Tier 2 capital	$ 5,262	$ 5,374
Total capital	$ 38,927	$ 37,816
RWAs	$236,949	$206,669
Risk-based capital ratios
CET1 capital ratio	10.7%	11.7%
Tier 1 capital ratio	14.2%	15.7%
Total capital ratio	16.4%	18.3%
In the table above, CET1 capital, Tier 1 capital and Total capital as of June 2020 excluded GSI’s undistributed profits from April 1, 2020 through June 30, 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA.
In November 2016, the European Commission proposed amendments to the CRR to implement a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance
sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. The required leverage ratio is expected to become effective for GSI on June 28, 2021. GSI had a leverage ratio of 4.5% as of June 2020 and 4.6% as of December 2019. GSI’s leverage ratio as of June 2020 excluded GSI’s undistributed profits from April 1, 2020 through June 30, 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. As of June 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2020 and December 2019, these subsidiaries were in compliance with their local capital requirements.

Goldman Sachs June 2020 Form 10-Q	128

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
The E.U. and the U.K. agreed to a withdrawal agreement (the Withdrawal Agreement), which became effective on January 31, 2020. The transition period under the Withdrawal Agreement will last until the end of December 2020 to allow the two sides to negotiate a future trade agreement. During the transition period, the U.K. will be treated as if it were a member state of the E.U. and therefore the existing arrangements between the U.K. and the E.U. will not change. The Withdrawal Agreement provides for the possibility of an extension of the transition period for either one or two more years. However, the U.K. formally confirmed to the E.U. in June 2020 that it will not seek an extension period beyond December 31, 2020.
The E.U. and the U.K. are still in the process of completing their assessments of equivalence, based upon the existing
non-E.U.
country equivalence regimes. There is significant uncertainty as to the outcome of those assessments. We are monitoring the ongoing development related to Brexit and continue to prepare for a scenario where the U.K. financial services firms will lose access to E.U. markets on December 31, 2020 (a “hard” Brexit) while ensuring we remain flexible and well positioned to allow our clients to benefit from any more favorable scenarios. Our planning also recognizes that after the end of the transition period, we can rely on a degree of continuing access for our U.K. entities pursuant to national cross-border access regimes in certain jurisdictions (for example, based on specific licenses or exemptions). See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2019
Form 10-K
for further information about our plan to manage a hard Brexit scenario.
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In the first quarter of 2020, the FCA, alongside the Bank of England and the members of the Working Group on Sterling Risk-Free Reference Rates, issued a statement reaffirming that firms cannot rely on LIBOR being published after 2021. Accordingly, we continue to make progress on our LIBOR transition program in line with this deadline.
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

129	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Impact of
COVID-19
Pandemic.
Governments around the world remain highly focused on mitigating the risk of further spread of
COVID-19
and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments.
In response to the
COVID-19
pandemic, we activated and have continued to successfully execute on our Business Continuity Planning (BCP) strategy. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic continues to be managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. As a result of our BCP plan, the vast majority of our employees continue to work remotely. We have been focused on establishing policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities. As communities where we operate begin to reopen, we are taking the necessary steps to return to the office in a safe manner. We are in constant dialogue with key stakeholders to assess health and safety conditions across all of our office locations focusing on these matters, such as controls around building access, strict physical distancing measures and enhanced cleaning regimes. We have started to gradually return employees across most of our office locations on a voluntary basis, with the most progress occurring in the E.U. and in parts of Asia. In the Americas, we have recently initiated our return to office strategy, including at our 200 West Street New York headquarters. Progress going forward for each of our offices around the world will be dictated by the circumstances in each region.
Our systems and infrastructure have continued to support all of our activities. We have maintained regular and active communication among senior management, the rest of our employees and the Board. Decision-making continues to occur through a variety of senior management meetings. Our Management Committee and other senior leaders meet regularly. Our executive officers have continued to provide regular and enhanced communications to promote connectivity with our clients and employees worldwide. Furthermore, we have ongoing dialogues with vendors intended to ensure that they continue to meet our criteria for business continuity.
Our liquidity position during the second quarter of 2020 remained strong. Our GCLA averaged a record $290 billion for the second quarter of 2020, an increase of $47 billion compared with the first quarter of 2020. Our deposits increased by $48 billion to $268 billion compared with the first quarter of 2020. We continue to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. Our CET1 capital ratios under the Standardized approach was 13.3% as of the end of the second quarter of 2020, up 80 basis points compared with the first quarter of 2020, as we effectively managed our capital while deploying balance sheet for our clients. We suspended stock repurchases through the second quarter of 2020 and, consistent with the FRB’s requirement for all large BHCs, we will extend the suspension of stock repurchases through the third quarter of 2020. See “Balance Sheet and Funding Sources,” “Equity Capital Management and Regulatory Capital” and “Liquidity Risk Management” for further information.
As a result of the
COVID-19
pandemic, we have had to apply a greater degree of judgment in making certain accounting estimates and assumptions. The uncertainty regarding future developments associated with the
COVID-19
pandemic and its potential economic impact creates added challenges and complexities in determining the allowance for credit losses, as the process is inherently judgmental and requires estimation of expected credit losses based on economic forecasts and other considerations. The uncertainty regarding the future economic consequences of the
COVID-19
pandemic also affects the estimation of the fair value for less liquid financial instruments that lack price transparency, where valuation involves judgment regarding estimated future cash flows or other significant unobservable inputs. Although markets normalized during the second quarter of 2020, determining the valuation for certain Level 3 instruments remains challenging in the current environment. See Note 9 to the consolidated financial statements for further information about our allowance for credit losses and Note 4 to the consolidated financial statements for further information about fair value measurements.
As a result of the dramatic change in the macroeconomic environment since we last performed a goodwill impairment test in the fourth quarter of 2019, we assessed goodwill for impairment as of June 2020 and determined that it was not impaired. See Note 12 to the consolidated financial statements for further information about goodwill.

Goldman Sachs June 2020 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

During the second quarter of 2020, financial markets continued to experience elevated levels of volatility, which contributed to high volumes of client activity. Our average daily VaR for the second quarter of 2020 was $122 million, an increase of $70 million compared with June 2019, reflecting, among other things, the role that we have played in applying our risk-intermediation expertise and deploying our balance sheet to meet the needs of our clients as they navigate a volatile market environment. We continue to be proactive in our approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. With respect to credit risk, the significantly reduced level of business activity due to the
COVID-19
pandemic continues to weigh on the credit worthiness of the borrowers, particularly in industries that have been most severely impacted by the economic disruption, including oil and gas, gaming and lodging, and airlines. We had net paydowns of approximately $9 billion on relationship lending commitments during the second quarter of 2020, which was a partial reversal of the $19 billion of drawdowns during the first quarter of 2020. However, credit risk, in general, remains elevated across the banking industry. Throughout this crisis, we have remained highly focused on monitoring of credit exposures and management of margin calls and disputes. Our risk positions remained balanced, controlled and adequately provisioned for, both in terms of counterparty risk and sector exposure. See “Market Risk Management” and “Credit Risk Management” for further information.
Our actions in response to
COVID-19
have included granting forbearance to certain corporate and other borrowers who have made requests to defer payments. We had approximately $1.20 billion of corporate loans and approximately $370 million of commercial real estate loans under forbearance as of June 2020. In addition, we continued to make our customer assistance program available in the second quarter of 2020, providing borrowers of installment and credit card loans the ability to defer payments without incurring interest charges and have permitted Marcus depositors to access certificates of deposit early without a penalty. As of June 2020, installment and credit card loans with a gross carrying value of approximately $640 million were enrolled in the customer assistance program.
The
COVID-19
pandemic has created significant uncertainty regarding the operating environment for the remainder of 2020 and possibly longer, as the duration and future course of the pandemic cannot be predicted at this time. A sustained period of weak economic conditions as a result of the pandemic would be detrimental to our businesses as it would negatively affect factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our assets under supervision. We are monitoring the ongoing developments related to the
COVID-19
pandemic and will take further action as may be required by government authorities or that we determine are in the best interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Risk Factors” in Part II, Item 1A.

131	Goldman Sachs June 2020 Form 10-Q

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
The table below presents our contractual obligations by type.

As of

$ in millions	June 2020	December 2019
Time deposits	$ 32,070	$ 32,273
Financings and borrowings:
Secured long-term	$ 13,597	$ 11,953
Unsecured long-term	$222,627	$207,076
Interest payments	$ 47,942	$ 47,649
Operating lease payments	$ 3,812	$ 3,980

Goldman Sachs June 2020 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our contractual obligations by expiration.

	As of June 2020

$ in millions	Remainder of 2020	2021 - 2022	2023 - 2024	2025 - Thereafter
Time deposits	$ –	$15,219	$11,148	$ 5,703
Financings and borrowings:
Secured long-term	$ –	$ 6,340	$ 3,058	$ 4,199
Unsecured long-term	$ –	$43,341	$48,718	$130,568
Interest payments	$3,107	$11,404	$ 8,179	$ 25,252
Operating lease payments	$ 163	$ 590	$ 468	$ 2,591
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

•
As of June 2020, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $14.26 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•
As of June 2020, the difference between aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•
As of June 2020, the difference between aggregate contractual principal amount and the related fair value of unsecured long-term borrowings for which the fair value option was elected was not material.

•
Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2020, and includes stated coupons, if any, on structured notes.

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

133	Goldman Sachs June 2020 Form 10-Q

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

Goldman Sachs June 2020 Form 10-Q	134

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

135	Goldman Sachs June 2020 Form 10-Q

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

Goldman Sachs June 2020 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
Firmwide Conduct Committee.
The Firmwide Conduct Committee is responsible for the ongoing approval and monitoring of the frameworks and policies which govern our conduct risks. Conduct risk is the risk that our people fail to act in a manner consistent with our Business Principles and related core values, policies or codes, or applicable laws or regulations, thereby falling short in fulfilling their responsibilities to us, our clients, colleagues, other market participants or the broader community. This committee is co-chaired
by a senior advisor (former chair of Compliance) and the head of Regulatory Affairs, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

•
Firmwide Investment Policy Committee.
The Firmwide Investment Policy Committee periodically reviews our investing and lending activities on a portfolio basis, including review of risk management and controls, and sets business standards and policies
for these types of investments. This committee is
co-chaired
by the  head of our Merchant Banking
 Division, the co-head of our Global Markets
Division and the chief risk officer, who are appointed as chairs by our president and chief operating officer and our chief financial officer.

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

137	Goldman Sachs June 2020 Form 10-Q

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

Goldman Sachs June 2020 Form 10-Q	138

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
GCLA.
GCLA is liquidity that we maintain to meet a broad range of potential cash outflows and collateral needs in a stressed environment. A primary liquidity principle is to pre-fund
our estimated potential cash and collateral needs during a liquidity crisis and hold this liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our GCLA would be readily convertible to cash in a matter of days, through liquidation, by entering into repurchase agreements or from maturities of securities purchased under agreements to resell (resale agreements), and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.
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

139	Goldman Sachs June 2020 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2020, Group Inc. had $35.05 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $41.92 billion invested in GSI, a regulated U.K. broker-dealer; $3.28 billion invested in GSJCL, a regulated Japanese broker-dealer; $33.70 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.07 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $124.28 billion of unsubordinated loans (including secured loans of $34.78 billion) and $14.94 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI and GSJCL, as of June 2020. In addition, as of June 2020, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs June 2020 Form 10-Q	140

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

141	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2020 and December 2019 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	June 2020	March 2020
Denomination
U.S. dollar	$186,948	$158,016
Non-U.S. dollar	103,061	84,730
Total	$290,009	$242,746
Asset Class
Overnight cash deposits	$120,850	$ 70,776
U.S. government obligations	99,995	104,600
U.S. agency obligations	17,378	12,191
Non-U.S. government obligations	51,786	55,179
Total	$290,009	$242,746
Entity Type
Group Inc. and Funding IHC	$ 52,109	$ 39,001
Major broker-dealer subsidiaries	102,535	89,575
Major bank subsidiaries	135,365	114,170
Total	$290,009	$242,746
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $194.05 billion for the three months ended June 2020 and $205.95 billion for the three months ended March 2020. We do not consider these assets liquid enough to be eligible for our GCLA.
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

Goldman Sachs June 2020 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	June 2020	March 2020
Total HQLA	$283,483	$235,620
Eligible HQLA	$211,255	$178,530
Net cash outflows	$146,814	$136,341
LCR	144%	131%
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
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2020, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended June 2020 exceeded the minimum requirement.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2020

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB
Ratings outlook	Stable		Negative	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI.

As of June 2020

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Negative	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Negative	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Negative	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Negative	Stable	Stable

143	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Six Months Ended June 2020.
Our cash and cash equivalents decreased by $947 million to $132.60 billion at the end of the second quarter of 2020, due to net cash used for operating activities and investing activities, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected an increase in collateralized transactions (an increase in collateralized agreements and a decrease in collateralized financings) and trading assets, partially offset by an increase in trading liabilities as a result of our activities and our clients’ activities. The net cash used for investing activities primarily reflected an increase in net purchases of investments, reflecting an increase in U.S. government obligations accounted for as available-for-sale.
The net cash provided by financing activities primarily reflected an increase in net deposits, reflecting increases in consumer, transaction banking and private bank deposits.
Six Months Ended June 2019.
Our cash and cash equivalents decreased by $39.46 billion to $91.09 billion at the end of the second quarter of 2019, primarily due to net cash used for operating activities. The net cash used for operating activities primarily reflected an increase in trading assets. The increase in trading assets primarily reflected higher client activity in equity securities and
non-U.S.
government obligations.

Goldman Sachs June 2020 Form 10-Q	144

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

145	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Value-at-Risk.
VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For assets and liabilities included in VaR, see “Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day
time horizon with a 95% confidence level. We use a single VaR model, which captures risks, including interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.
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

Goldman Sachs June 2020 Form 10-Q	146

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
The table below presents our average daily VaR.

	Three Months Ended			Six Months Ended June

$ in millions	June 2020	March 2020	June 2019	2020	2019
Categories
Interest rates	$ 98	$ 60	$ 41	$ 79	$ 42
Equity prices	74	41	27	58	28
Currency rates	39	18	10	28	11
Commodity prices	24	11	12	18	12
Diversification effect	(113)	(49)	(38)	(82)	(39)
Total	$ 122	$ 81	$ 52	$101	$ 54
Our average daily VaR increased to $122 million for the second quarter of 2020 from $81 million for the first quarter of 2020, due to increases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
Our average daily VaR increased to $122 million for the second quarter of 2020 from $52 million for the second quarter of 2019, due to increases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
Our average daily VaR increased to $101 million for the six months ended June 2020 from $54 million for the six months ended June 2019, due to increases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
The table below presents our
period-end
VaR.

	As of

$ in millions	June 2020	March 2020	June 2019
Categories
Interest rates	$ 99	$ 99	$ 43
Equity prices	68	78	29
Currency rates	29	48	8
Commodity prices	24	16	14
Diversification effect	(101)	(118)	(39)
Total	$ 119	$ 123	$ 55
Our
period-end
VaR decreased to $119 million as of June 2020 from $123 million as of March 2020, primarily due to decreases in the currency rates and equity prices categories, partially offset by a decrease in the diversification effect and an increase in the commodity prices category. The overall decrease was primarily due to reduced exposures and lower levels of volatility.
Our
period-end
VaR increased to $119 million as of June 2020 from $55 million as of June 2019, due to increases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was due to higher levels of volatility and increased exposures.
During the six months ended June 2020 the firmwide VaR risk limit was exceeded on 16 occasions primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the current market environment. During the year ended December 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.
The table below presents our high and low VaR.

	Three Months Ended

	June 2020		March 2020		June 2019

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$120	$80	$ 99	$46	$54	$35
Equity prices	$116	$46	$116	$23	$34	$23
Currency rates	$ 49	$27	$ 53	$ 8	$16	$ 6
Commodity prices	$ 54	$15	$ 18	$ 9	$14	$10
Firmwide
VaR	$158	$96	$195	$58	$67	$43

147	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The chart below presents our daily VaR for the six months ended June 2020.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June

$ in millions	2020	2019	2020	2019
>$100	26	–	40	5
$75 - $100	13	5	21	11
$50 - $75	8	10	13	20
$25 - $50	10	26	22	44
$0 - $25	3	15	17	34
$(25) - $0	2	7	6	10
$(50) - $(25)	1	–	2	–
$(75) - $(50)	–	–	2	–
$(100) - $(75)	–	–	2	–
Total	63	63	125	124
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during both the three months ended June 2020 and June 2019.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	June 2020	March 2020	June 2019
Equity	$1,723	$1,818	$1,985
Debt	2,316	2,384	2,136
Total	$4,039	$4,202	$4,121
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Goldman Sachs June 2020 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $3 million as of June 2020 and $4 million as of March 2020. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $28 million as of June 2020 and $33 million as of March 2020. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $100.53 billion as of June 2020 and $111.47 billion as of March 2020, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $735 million as of June 2020 and $872 million as of March 2020 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
Other Market Risk Considerations
As of both June 2020 and March 2020, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.
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

Assets or Liabilities	Market Risk Measures
Collateralized agreements, at fair value	VaR
Customer and other receivables, at fair value	10% Sensitivity Measures
Trading assets	VaR Credit Spread Sensitivity
Investments, at fair value	VaR 10% Sensitivity Measures
Loans	VaR 10% Sensitivity Measures Interest Rate Sensitivity
Deposits, at fair value	VaR Credit Spread Sensitivity
Collateralized financings, at fair value	VaR
Trading liabilities	VaR Credit Spread Sensitivity
Unsecured borrowings, at fair value	VaR Credit Spread Sensitivity
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

149	Goldman Sachs June 2020 Form 10-Q

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
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral values, FICO credit scores and other risk factors.
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

Goldman Sachs June 2020 Form 10-Q	150

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
Credit Exposures
As of June 2020, our aggregate credit exposure was essentially unchanged as compared with December 2019, as the increase in OTC derivatives and receivables from clearing organizations was offset by a decrease in loans and lending commitments, cash and cash equivalents, and securities financing transactions. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased slightly as compared with December 2019, primarily reflecting a decrease in non-investment-grade
loans and lending commitments. Our credit exposure to counterparties that defaulted during the six months ended June 2020 was higher as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure was primarily related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the six months ended June 2020 remained low, representing approximately 1% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	June 2020	December 2019
Cash and Cash Equivalents	$109,770	$110,774
Industry
Financial Institutions	12%	12%
Sovereign	88%	88%
Total	100%	100%
Region
Americas	46%	50%
EMEA	36%	31%
Asia	18%	19%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	61%	66%
AA	16%	11%
A	22%	22%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $22.83 billion as of June 2020 and $22.78 billion as of December 2019.

151	Goldman Sachs June 2020 Form 10-Q

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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	June 2020	December 2019
OTC derivative assets	$ 59,018	$ 43,011
Collateral (not netted under U.S. GAAP)	(18,879)	(15,420)
Net credit exposure	$ 40,139	$ 27,591
Industry
Consumer, Retail & Healthcare	5%	4%
Diversified Industrials	14%	7%
Financial Institutions	13%	13%
Funds	11%	11%
Municipalities & Nonprofit	7%	8%
Natural Resources & Utilities	14%	15%
Sovereign	22%	25%
Technology, Media & Telecommunications	9%	9%
Other (including Special Purpose Vehicles)	5%	8%
Total	100%	100%
Region
Americas	51%	44%
EMEA	40%	48%
Asia	9%	8%
Total	100%	100%
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

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2020
Less than 1 year	$ 21,750	$ 6,939	$ 28,689
1 - 5 years	26,042	11,566	37,608
Greater than 5 years	76,897	8,657	85,554
Total	124,689	27,162	151,851
Netting	(98,692)	(13,020)	(111,712)
Net credit exposure	$ 25,997	$ 14,142	$ 40,139
As of December 2019
Less than 1 year	$ 18,764	$ 4,247	$ 23,011
1 - 5 years	18,674	6,879	25,553
Greater than 5 years	60,190	5,896	66,086
Total	97,628	17,022	114,650
Netting	(78,081)	(8,978)	(87,059)
Net credit exposure	$ 19,547	$ 8,044	$ 27,591
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of June 2020
Less than 1 year	$ 322	$ 2,839	$ 12,699	$ 5,890	$ 21,750
1 - 5 years	896	4,796	12,651	7,699	26,042
Greater than 5 years	15,987	8,654	27,337	24,919	76,897
Total	17,205	16,289	52,687	38,508	124,689
Netting	(10,635)	(12,575)	(44,831)	(30,651)	(98,692)
Net credit exposure	$ 6,570	$ 3,714	$ 7,856	$ 7,857	$ 25,997
As of December 2019
Less than 1 year	$ 326	$ 2,022	$ 10,002	$ 6,414	$ 18,764
1 - 5 years	669	3,196	8,635	6,174	18,674
Greater than 5 years	12,381	5,770	22,324	19,715	60,190
Total	13,376	10,988	40,961	32,303	97,628
Netting	(8,146)	(8,273)	(35,932)	(25,730)	(78,081)
Net credit exposure	$ 5,230	$ 2,715	$ 5,029	$ 6,573	$ 19,547

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of June 2020
Less than 1 year	$ 6,445	$ 494	$ 6,939
1 - 5 years	11,538	28	11,566
Greater than 5 years	8,551	106	8,657
Total	26,534	628	27,162
Netting	(12,953)	(67)	(13,020)
Net credit exposure	$ 13,581	$ 561	$ 14,142
As of December 2019
Less than 1 year	$ 3,964	$ 283	$ 4,247
1 - 5 years	6,772	107	6,879
Greater than 5 years	5,835	61	5,896
Total	16,571	451	17,022
Netting	(8,811)	(167)	(8,978)
Net credit exposure	$ 7,760	$ 284	$ 8,044

Goldman Sachs June 2020 Form 10-Q	152

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

	As of

$ in millions	June 2020	December 2019
Loans and Lending Commitments	$204,722	$222,745
Industry
Consumer, Retail & Healthcare	18%	19%
Diversified Industrials	15%	14%
Financial Institutions	8%	8%
Funds	4%	3%
Natural Resources & Utilities	15%	17%
Real Estate	11%	10%
Technology, Media & Telecommunications	16%	16%
Other (including Special Purpose Vehicles)	13%	13%
Total	100%	100%
Region
Americas	72%	73%
EMEA	24%	22%
Asia	4%	5%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	1%
AA	4%	5%
A	16%	13%
BBB	26%	27%
BB or lower	53%	54%
Total	100%	100%

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
The table below presents our credit exposure from Wealth management, residential real estate and other lending, and the concentration by region.

$ in millions	Wealth Management	Residential Real Estate and Other
As of June 2020
Credit Exposure	$32,066	$ 9,333
Americas	90%	77%
EMEA	8%	23%
Asia	2%	–
Total	100%	100%
As of December 2019
Credit Exposure	$30,668	$10,885
Americas	89%	74%
EMEA	9%	26%
Asia	2%	–
Total	100%	100%

•
Installment and Credit Card Lending.
We originate installment and credit card loans. Our credit exposure to installment loans was $4.47 billion as of June 2020 and $4.75 billion as of December 2019 and our credit exposure to credit card loans was $2.28 billion as of June 2020 and $1.86 billion as of December 2019.

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
non-U.S.
government and agency obligations.

153	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our credit exposure from securities financing transactions and the concentration by industry, region and credit quality.

	As of

$ in millions	June 2020	December 2019
Securities Financing Transactions	$26,387	$26,958
Industry
Financial Institutions	36%	37%
Funds	25%	27%
Municipalities & Nonprofit	3%	5%
Sovereign	34%	28%
Other (including Special Purpose Vehicles)	2%	3%
Total	100%	100%
Region
Americas	23%	38%
EMEA	48%	39%
Asia	29%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	16%	15%
AA	24%	27%
A	38%	39%
BBB	13%	9%
BB or lower	6%	6%
Unrated	3%	4%
Total	100%	100%
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
The table below presents our other credit exposures and the concentration by industry, region and credit quality.

	As of

$ in millions	June 2020	December 2019
Other Credit Exposures	$51,908	$44,931
Industry
Financial Institutions	87%	86%
Funds	8%	8%
Natural Resources & Utilities	1%	1%
Other (including Special Purpose Vehicles)	4%	5%
Total	100%	100%
Region
Americas	49%	49%
EMEA	40%	41%
Asia	11%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	4%	2%
AA	52%	56%
A	29%	23%
BBB	7%	7%
BB or lower	7%	11%
Unrated	1%	1%
Total	100%	100%
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
Country Exposures.
High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has led to concerns about its economic stability. As of June 2020, our total credit exposure to Turkey was $2.24 billion, which was substantially all with non-sovereign
counterparties or borrowers. Such exposure consisted of $1.34 billion related to OTC derivatives, $409 million related to loans and lending commitments and $488 million related to secured receivables. After taking into consideration the benefit of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties, our net credit exposure was $576 million. In addition, our total market exposure to Turkey as of June 2020 was $129 million, which was primarily with non-sovereign
issuers or underliers. Such exposure consisted of $293 million related to debt, $(158) million related to credit derivatives and $(6) million related to equities.

Goldman Sachs June 2020 Form 10-Q	154

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Liquidity pressures prompted the Argentine government to delay payment on certain debt obligations, and announce its intention to restructure most of its bonds, worsening the country’s economic distress. As of June 2020, our total credit exposure to Argentina was $172 million, which was with non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. Our total market exposure to Argentina as of June 2020 was not material.
The restructuring of Lebanon’s sovereign debt has led to concerns about its financial stability. As of June 2020, our total credit exposure to Lebanon was $198 million, substantially all of which related to loans and lending commitments with non-sovereign
borrowers. Our total market exposure to Lebanon as of June 2020 was not material.
The potential restructuring of Zambia’s sovereign debt and significant depreciation of the Zambian kwacha has led to concerns about Zambia’s financial stability. As of June 2020, our total credit exposure to Zambia was $120 million and was substantially all related to loans and lending commitments with non-sovereign
borrowers. Our total market exposure to Zambia as of June 2020 was not material.
Economic, social and political factors have led to concerns that Ecuador may default on its sovereign debt. As of June 2020, our total credit and market exposure for Ecuador was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of June 2020, our total credit and market exposure for Venezuela was not material.
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
Industry Exposures.
The decline in oil prices has led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of June 2020, our credit exposure to oil and gas companies related to loans and lending commitments was $13.08 billion ($4.28 billion of loans and $8.80 billion of lending commitments). Such exposure included $6.95 billion of exposure to non-investment-grade
counterparties ($3.22 billion related to loans and $3.73 billion related to lending commitments), of which 70% was secured. In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of June 2020, our credit exposure related to derivatives and receivables with oil and gas companies was $2.33 billion ($691 million with investment-grade counterparties and $1.64 billion with non-investment-grade
counterparties). After taking into consideration the benefit of $684 million of hedges, our net credit exposure was $14.72 billion. As of June 2020, our market exposure related to oil and gas companies was $(1.14) billion, which was primarily to investment-grade issuers or underliers. Such exposure consisted of $512 million related to debt, $(1.61) billion related to credit derivatives and $(45) million related to equities.
The sharp decline in economic activity as a result of the
COVID-19
pandemic has resulted in a significant impact to the gaming and lodging industry. As of June 2020, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $2.24 billion ($1.25 billion of loans and $990 million of lending commitments). Such exposure included $1.78 billion of exposure to non-investment-grade
counterparties ($1.08 billion related to loans and $701 million related to lending commitments), of which 80% was secured. In addition, we extend loans that are secured by hotel properties. As of June 2020, our exposure related to such loans and lending commitments was $1.53 billion and was to non-investment-grade
counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of June 2020, our credit exposure related to derivatives and receivables with gaming and lodging companies was $201 million, with non-investment-grade
counterparties. As of June 2020, our market exposure related to gaming and lodging companies was $206 million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $52 million related to debt, $(163) million related to credit derivatives and $317 million related to equities.

155	Goldman Sachs June 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Concerns surrounding the
COVID-19
pandemic have resulted in a sharp decline in travel which has significantly impacted the airline industry. As of June 2020, our credit exposure to airline companies related to loans and lending commitments was $2.79 billion ($2.26 billion of loans and $530 million of lending commitments). Such exposure included $2.62 billion of exposure to non-investment-grade
counterparties ($2.26 billion related to loans and $357 million related to lending commitments), of which 93% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of June 2020, our credit exposure related to derivatives and receivables with airline companies was $1.08 billion ($439 million with investment-grade counterparties and $642 million with non-investment-grade
counterparties). After taking into consideration the benefit of $280 million of hedges, our net credit exposure was $3.59 billion. As of June 2020, our market exposure related to airline companies was $(243) million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $30 million related to debt, $(175) million related to credit derivatives and $(98) million related to equities.
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

Goldman Sachs June 2020 Form 10-Q	156

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

157	Goldman Sachs June 2020 Form 10-Q

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
Form 10-Q.

Goldman Sachs June 2020 Form 10-Q	158

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
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved,
(ii) various legal proceedings, governmental investigations or other contingencies (including 1MDB) as set forth in Notes 27 and 18 to the consolidated financial statements in Part I, Item 1 of this
Form 10-Q,
(iii) the results of stress tests, (iv) the objectives and effectiveness of our business continuity plan, information security program, risk management and liquidity policies, (v) our resolution plan and resolution strategy and their implications for stakeholders, (vi) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (vii) trends in or growth opportunities for our businesses, including the timing, profitability, benefits and other aspects of business and strategic initiatives and changes in and the importance of our efficiency ratio, (viii) the effect of changes to regulations, as well as our future status, activities or reporting under banking and financial regulation, (ix) our NSFR, (x) our level of future compensation expense as a percentage of operating expenses, (xi) our investment banking transaction backlog, (xii) our expected tax rate, (xiii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends), (xiv) our expected interest income, (xv) our credit exposures, (xvi) our expected provisions for credit losses, (xvii) our preparations for Brexit, (xviii) the replacement of LIBOR and other IBORs and our program for the transition to alternative risk-free reference rates, (xix) the adequacy of our allowance for credit losses, (xx) the projected growth of our deposits and associated interest expense savings, (xxi) the projected growth of our installment loan and credit card businesses, (xxii) our business initiatives, including those related to transaction banking
and new consumer financial products, (xxiii) our expense savings initiatives and increasing use of strategic locations, (xxiv) our planned 2020 parent vanilla debt issuances, (xxv) the amount of GCLA we expect to hold, (xxvi) our expected SCB and
G-SIB
surcharge,
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

159	Goldman Sachs June 2020 Form 10-Q

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
Statements about the timing, costs, profitability, benefits and other aspects of business and expense savings initiatives, the level and composition of more durable revenues and increases in market share are based on our current expectations regarding our ability to implement these initiatives and actual results may differ, possibly materially, from current expectations due to, among other things, a delay in the timing of these initiatives, increased competition and an inability to reduce expenses and grow businesses with durable revenues.
Statements about planned 2020 parent vanilla debt issuances and the amount of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
Statements about the future state of our liquidity and regulatory capital ratios, as well as our prospective capital distributions (including dividends), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements and changes to the composition of our balance sheet.
Statements about the agreement in principle relating to 1MDB are subject to the execution of definitive documentation, and may change, possibly materially, from what is currently expected. Statements about the risk exposure related to the guarantee are subject to the risk that the actual value of assets and proceeds from assets seized and returned to the government of Malaysia may be less than currently anticipated.

Goldman Sachs June 2020 Form 10-Q	160

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
under the Exchange Act) occurred during the quarter ended June 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Our businesses, financial condition, liquidity and results of operations have been, and may in the future be, adversely affected by the
COVID-19
pandemic.
The coronavirus
(COVID-19)
pandemic has created economic and financial disruptions that have in the past adversely affected, and may in the future adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will negatively affect our businesses, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.
While financial markets rebounded and economies began to reopen in the second quarter of 2020, many of the circumstances that arose or became more pronounced after the onset of the
COVID-19
pandemic persisted at the end of the quarter, including (i) muted levels of business activity across many sectors of the economy, relatively weak consumer confidence and high unemployment; (ii) elevated levels of market volatility; (iii) the federal funds rate and yields on U.S. Treasury securities near zero; (iv) significantly reduced merger and acquisition activity and substantial uncertainty about whether previously announced deals will be completed or restructured; (v) heightened credit risk and increased incidence of defaults across various industries, including oil and gas, gaming and lodging, and airlines; (vi) greater emphasis by investors on liquidity products, which generate lower fees, relative to risk assets; and (vii) higher cybersecurity, information security and operational risks as a result of work-from-home arrangements.
Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) a repeat, or worse, of the decline in the valuation of equity, fixed-income and commodity markets that occurred at the outset of the pandemic; (ii) further declines in U.S. interest rates, to zero or below; (iii) market dislocations that may make hedging strategies less effective or ineffective; (iv) a reduction in fees on AUS due to declines in the valuation of assets or a protracted trend toward asset classes that generate lower fees; (v) disruption in the new issuance markets for debt and equity, leading to a decline in activity; (vi) a further deterioration in the liquidity profile of corporate borrowers, resulting in additional draws on credit lines; and (vii) greater challenges in valuing derivative positions and associated collateral, leading to significant increases in collateral calls and valuation disputes.

161	Goldman Sachs June 2020 Form 10-Q

The effects of the
COVID-19
pandemic on economic and market conditions have in the past and may in the future also increase demands on our liquidity as we meet client needs. Likewise, these adverse developments have in the past and may in the future affect our capital and leverage ratios. We have ceased purchases of our common stock in order to deploy more capital and liquidity to meet the needs of our clients, and such cessation is now required by the FRB to continue through the third quarter. The effects of the
COVID-19
pandemic or FRB requirements may cause us to limit future capital distributions beyond the third quarter.
Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity. We also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the
COVID-19
pandemic on economic and market conditions.
The length of the pandemic and the efficacy of the extraordinary measures that have been put in place to address it are unknown. Until the pandemic subsides, we may experience draws on lines of credit, reduced activity levels in investment banking, reduced revenues in our asset management and wealth management businesses and increased client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended June 2020.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April	–	–	–	49,693,762
May	–	–	–	49,693,762
June	–	–	–	49,693,762
Total	–		–
We suspended stock repurchases through the second quarter of 2020 and consistent with the FRB’s requirement for all large BHCs, we will extend the suspension of stock repurchases through the third quarter of 2020.
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

Goldman Sachs June 2020 Form 10-Q	162

Item 6.    Exhibits
Exhibits

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2020 and June 30, 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019, (iii) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and June 30, 2019, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 6, 2020

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 6, 2020

163	Goldman Sachs June 2020 Form 10-Q