Form 10-Q
period 2020-09-30
GOLDMAN SACHS GROUP INC
filed 2020-11-02
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
(212)
902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Exchange on which registered
Common stock, par value $.01 per share	GS	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PrA	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PrC	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PrD	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	GS PrJ	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PrK	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	GS PrN	NYSE

5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE

Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE

Medium-Term Notes, Series E, Callable Fixed Rate Notes due 2021 of GS Finance Corp.	GS/21F	NYSE

Medium-Term Notes, Series E, Index-Linked Notes due 2028 of GS Finance Corp.	FRLG	NYSE Arca
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). ☐ Yes ☒ No
As of October 16, 2020 there were 344,067,789 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Goldman Sachs September 2020 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2020	2019	2020	2019
Revenues
Investment banking	$ 1,934	$1,587	$ 6,409	$ 4,966
Investment management	1,689	1,562	5,092	4,518
Commissions and fees	804	748	2,699	2,301
Market making	3,327	2,476	12,796	7,678
Other principal transactions	1,943	942	2,482	3,831
Total non-interest revenues	9,697	7,315	29,478	23,294
Interest income	2,932	5,459	10,716	16,816
Interest expense	1,848	4,451	7,375	13,519
Net interest income	1,084	1,008	3,341	3,297
Total net revenues	10,781	8,323	32,819	26,591
Provision for credit losses	278	291	2,805	729
Operating expenses
Compensation and benefits	3,117	2,731	10,830	9,307
Brokerage, clearing, exchange and distribution fees	911	853	2,831	2,438
Market development	70	169	312	539
Communications and technology	340	283	1,006	859
Depreciation and amortization	468	473	1,404	1,240
Occupancy	235	252	706	711
Professional fees	298	350	956	950
Other expenses	765	505	5,031	1,556
Total operating expenses	6,204	5,616	23,076	17,600
Pre-tax earnings	4,299	2,416	6,938	8,262
Provision for taxes	932	539	1,985	1,713
Net earnings	3,367	1,877	4,953	6,549
Preferred stock dividends	134	84	400	376
Net earnings applicable to common shareholders	$ 3,233	$1,793	$ 4,553	$ 6,173
Earnings per common share
Basic	$ 9.07	$ 4.83	$ 12.71	$ 16.43
Diluted	$ 8.98	$ 4.79	$ 12.65	$ 16.32
Average common shares
Basic	355.9	370.0	356.5	374.7
Diluted	359.9	374.3	360.0	378.2
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Net earnings	$ 3,367	$1,877	$ 4,953	$ 6,549
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(13)	(9)	(74)	2
Debt valuation adjustment	(268)	278	428	(1,450)
Pension and postretirement liabilities	(2)	(5)	1	(14)
Available-for-sale securities	(11)	67	494	285
Other comprehensive income/(loss)	(294)	331	849	(1,177)
Comprehensive income	$ 3,073	$2,208	$ 5,802	$ 5,372

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	September 2020	December 2019
Assets
Cash and cash equivalents	$ 153,201	$133,546
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	101,277	85,691
Securities borrowed (includes $31,680 and $26,279 at fair value)	127,391	136,071
Customer and other receivables (includes $60 and $53 at fair value)	111,181	74,605
Trading assets (at fair value and includes $80,268 and $66,605 pledged as collateral)	408,400	355,332
Investments (includes $74,714 and $57,827 at fair value, and $14,244 and $10,968 pledged as collateral)	80,792	63,937
Loans (net of allowance of $3,714 and $1,441, and includes $13,881 and $14,386 at fair value)	111,843	108,904
Other assets	37,974	34,882
Total assets	$1,132,059	$992,968
Liabilities and shareholders’ equity
Deposits (includes $18,401 and $17,765 at fair value)	$ 261,234	$190,019
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	101,279	117,756
Securities loaned (includes $1,060 and $714 at fair value)	17,288	14,985
Other secured financings (includes $23,565 and $18,071 at fair value)	24,981	19,277
Customer and other payables	187,357	174,817
Trading liabilities (at fair value)	162,141	108,835
Unsecured short-term borrowings (includes $25,930 and $26,007 at fair value)	48,028	48,287
Unsecured long-term borrowings (includes $40,328 and $43,661 at fair value)	213,936	207,076
Other liabilities (includes $336 and $150 at fair value)	23,165	21,651
Total liabilities	1,039,409	902,703
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 901,631,819 and 896,782,650 shares issued, and 344,070,790 and 347,343,184 shares outstanding	9	9
Share-based awards	3,308	3,195
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	55,662	54,883
Retained earnings	109,033	106,465
Accumulated other comprehensive income/(loss)	(635)	(1,484)
Stock held in treasury, at cost; 557,561,031 and 549,439,468 shares	(85,930)	(84,006)
Total shareholders’ equity	92,650	90,265
Total liabilities and shareholders’ equity	$1,132,059	$992,968

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2020 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,203	$ 11,203
Issued	–	–	350	500
Redeemed	–	–	(350)	(500)
Ending balance	11,203	11,203	11,203	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	3,203	2,930	3,195	2,845
Issuance and amortization of share-based awards	176	181	1,770	1,888
Delivery of common stock underlying share-based awards	(33)	(20)	(1,597)	(1,617)
Forfeiture of share-based awards	(38)	(39)	(60)	(64)
Ending balance	3,308	3,052	3,308	3,052
Additional paid-in capital
Beginning balance	55,637	54,865	54,883	54,005
Delivery of common stock underlying share-based awards	34	22	1,607	1,610
Cancellation of share-based awards in satisfaction of withholding tax requirements	(9)	(8)	(828)	(739)
Preferred stock issuance costs, net of reversals upon redemption	–	–	–	3
Ending balance	55,662	54,879	55,662	54,879
Retained earnings
Beginning balance, as previously reported	106,248	103,867	106,465	100,100
Cumulative effect of change in accounting principle for:
Current expected credit losses, net of tax	–	–	(638)	–
Leases, net of tax	–	–	–	12
Beginning balance, adjusted	106,248	103,867	105,827	100,112
Net earnings	3,367	1,877	4,953	6,549
Dividends and dividend equivalents declared on common stock and share-based awards	(448)	(466)	(1,347)	(1,091)
Dividends declared on preferred stock	(134)	(84)	(399)	(369)
Preferred stock redemption premium	–	–	(1)	(7)
Ending balance	109,033	105,194	109,033	105,194
Accumulated other comprehensive income/(loss)
Beginning balance	(341)	(815)	(1,484)	693
Other comprehensive income/(loss)	(294)	331	849	(1,177)
Ending balance	(635)	(484)	(635)	(484)
Stock held in treasury, at cost
Beginning balance	(85,930)	(81,167)	(84,006)	(78,670)
Repurchased	–	(673)	(1,928)	(3,173)
Reissued	1	1	11	12
Other	(1)	(2)	(7)	(10)
Ending balance	(85,930)	(81,841)	(85,930)	(81,841)
Total shareholders’ equity	$ 92,650	$ 92,012	$ 92,650	$ 92,012

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

$ in millions	2020	2019
Cash flows from operating activities
Net earnings	$ 4,953	$ 6,549
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	1,404	1,240
Share-based compensation	1,737	1,852
Gain related to extinguishment of unsecured borrowings	(1)	–
Provision for credit losses	2,805	729
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(24,045)	3,083
Collateralized transactions (excluding other secured financings), net	(21,080)	28,039
Trading assets	(50,937)	(67,507)
Trading liabilities	53,306	7,588
Loans held for sale, net	2,264	(696)
Other, net	(148)	(6,840)
Net cash used for operating activities	(29,742)	(25,963)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(4,906)	(6,397)
Proceeds from sales of property, leasehold improvements and equipment	1,272	4,561
Net cash used for business acquisitions	(226)	(803)
Purchase of investments	(37,516)	(26,175)
Proceeds from sales and paydowns of investments	23,200	13,757
Loans (excluding loans held for sale), net	(7,257)	(5,859)
Net cash used for investing activities	(25,433)	(20,916)
Cash flows from financing activities
Unsecured short-term borrowings, net	6,567	1,137
Other secured financings (short-term), net	1,629	(2,705)
Proceeds from issuance of other secured financings (long-term)	6,016	5,095
Repayment of other secured financings (long-term), including the current portion	(2,019)	(6,431)
Purchase of Trust Preferred securities	(11)	(61)
Proceeds from issuance of unsecured long-term borrowings	36,120	18,613
Repayment of unsecured long-term borrowings, including the current portion	(41,042)	(26,887)
Derivative contracts with a financing element, net	1,022	2,710
Deposits, net	70,654	23,931
Preferred stock redemption	(350)	(500)
Common stock repurchased	(1,928)	(3,173)
Settlement of share-based awards in satisfaction of withholding tax requirements	(829)	(741)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,744)	(1,460)
Proceeds from issuance of preferred stock, net of issuance costs	349	499
Other financing, net	396	399
Net cash provided by financing activities	74,830	10,426
Net increase/(decrease) in cash and cash equivalents	19,655	(36,453)
Cash and cash equivalents, beginning balance	133,546	130,547
Cash and cash equivalents, ending balance	$153,201	$ 94,094
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 7,648	$ 14,132
Cash payments for income taxes, net	$ 1,904	$ 946
See Notes 12, 14 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2020 Form 10-Q	4

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
The firm reports its activities in four business segments:
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
Global Markets
The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products with institutional clients, such as corporations, financial institutions, investment funds and governments. The firm also makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime brokerage and other equities financing activities, including securities lending, margin lending and swaps. The firm also provides financing to clients through securities sold under agreements to repurchase (repurchase agreements), as well as through structured credit, warehouse and asset-backed lending.
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
are to the firm’s Annual Report on
Form 10-K
for the year ended December 31, 2019. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the Securities and Exchange Commission (SEC).
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to September 2020, June 2020 and September 2019 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2020, June 30, 2020 and September 30, 2019, respectively. All references to December 2019 refer to the date December 31, 2019. Any reference to a future year refers to a year ending on December 31 of that year.
Beginning in the fourth quarter of 2019, the firm changed its business segments and balance sheet presentation to better reflect the nature of the firm’s activities. See Note 2 in Part II, Item 8 of the 2019
Form 10-K
for further information. Reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs September 2020 Form 10-Q

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

Goldman Sachs September 2020 Form 10-Q	6

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
Revenues from these contracts with clients represent approximately 45% of total non-interest
revenues for each of the three and nine months ended September 2020 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 50% of total non-interest revenues for the three months ended September 2019 and approximately 45% for the nine months ended September 2019 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs September 2020 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2020, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2027. Annual revenues associated with such performance obligations average less than $250 million through 2027.
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

Goldman Sachs September 2020 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $11.71 billion as of September 2020 and $12.57 billion as of December 2019. Cash and cash equivalents also included interest-bearing deposits with banks of $141.49 billion as of September 2020 and $120.98 billion as of December 2019.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $22.10 billion as of September 2020 and $22.78 billion as of December 2019. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $62.56 billion as of September 2020 and $50.90 billion as of December 2019, and receivables from brokers, dealers and clearing organizations of $48.62 billion as of September 2020 and $23.71 billion as of December 2019. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2020 and December 2019. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.65 billion as of September 2020 and $2.27 billion as of December 2019. As of both September 2020 and December 2019 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $176.41 billion as of September 2020 and $170.21 billion as of December 2019, and payables to brokers, dealers and clearing organizations of $10.95 billion as of September 2020 and $4.61 billion as of December 2019. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2020 and December 2019. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated balance sheets when a legal right of setoff exists under an enforceable netting agreement. Securities purchased under agreements to resell (resale agreements) and repurchase agreements and securities borrowed and loaned transactions with the same term and currency are presented on a net-by-counterparty
basis in the consolidated balance sheets when such transactions meet certain settlement criteria and are subject to netting agreements.
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

Goldman Sachs September 2020 Form 10-Q	10

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

11	Goldman Sachs September 2020 Form 10-Q

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

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs September 2020 Form 10-Q	12

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

13	Goldman Sachs September 2020 Form 10-Q

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

•
For level 3 interest rate and currency derivatives, significant unobservable inputs include correlations of certain currencies and interest rates (e.g., the correlation between Euro inflation and Euro interest rates) and specific interest rate and currency volatilities.

•
For level 3 credit derivatives, significant unobservable inputs include illiquid credit spreads and upfront credit points, which are unique to specific reference obligations and reference entities, and recovery rates.

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

Goldman Sachs September 2020 Form 10-Q	14

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

15	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities accounted for at fair value.

	As of

$ in millions	September 2020	June 2020	December 2019
Total level 1 financial assets	$ 281,667	$ 275,444	$242,562
Total level 2 financial assets	391,698	406,880	325,259
Total level 3 financial assets	27,677	29,426	23,068
Investments in funds at NAV	3,517	3,710	4,206
Counterparty and cash collateral netting	(74,547)	(73,749)	(55,527)
Total financial assets at fair value	$ 630,012	$ 641,711	$539,568
Total assets	$1,132,059	$1,141,523	$992,968
Total level 3 financial assets divided by:
Total assets	2.4%	2.6%	2.3%
Total financial assets at fair value	4.4%	4.6%	4.3%
Total level 1 financial liabilities	$ 94,637	$ 98,901	$ 54,790
Total level 2 financial liabilities	299,520	298,915	293,902
Total level 3 financial liabilities	32,329	30,106	25,938
Counterparty and cash collateral netting	(53,446)	(57,098)	(41,671)
Total financial liabilities at fair value	$ 373,040	$ 370,824	$332,959
Total liabilities	$1,039,409	$1,051,494	$902,703
Total level 3 financial liabilities divided by:
Total liabilities	3.1%	2.9%	2.9%
Total financial liabilities at fair value	8.7%	8.1%	7.8%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of

$ in millions	September 2020	June 2020	December 2019
Trading assets:
Trading cash instruments	$ 1,265	$ 1,804	$ 1,242
Derivatives	6,311	7,047	4,654
Investments	17,274	17,916	15,282
Loans	2,827	2,659	1,890
Total	$ 27,677	$ 29,426	$ 23,068
Level 3 financial assets as of September 2020 decreased compared with June 2020, reflecting a decrease in level 3 trading cash instruments, derivatives and investments. Level 3 financial assets as of September 2020 increased compared with December 2019, primarily reflecting an increase in level 3 investments. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of September 2020
Trading cash instruments	$343,880	$105,443
Derivatives	64,520	56,698
Total	$408,400	$162,141
As of December 2019
Trading cash instruments	$310,080	$ 65,033
Derivatives	45,252	43,802
Total	$355,332	$108,835
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Interest rates	$1,732	$ (613)	$ 3,784	$1,379
Credit	578	245	3,571	700
Currencies	(981)	2,127	(1,674)	3,549
Equities	1,391	788	5,022	1,963
Commodities	607	(71)	2,093	87
Total	$3,327	$2,476	$12,796	$7,678
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

Goldman Sachs September 2020 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2020
Assets
Government and agency obligations:
U.S.	$ 97,256	$ 39,289	$ –	$ 136,545
Non-U.S.	60,431	9,991	16	70,438
Loans and securities backed by:
Commercial real estate	–	897	196	1,093
Residential real estate	–	5,503	180	5,683
Corporate debt instruments	809	31,666	782	33,257
State and municipal obligations	–	325	–	325
Other debt obligations	278	2,318	27	2,623
Equity securities	82,638	2,322	64	85,024
Commodities	–	8,892	–	8,892
Total	$241,412	$101,203	$1,265	$ 343,880
Liabilities
Government and agency obligations:
U.S.	$ (22,084)	$ (5)	$ –	$ (22,089)
Non-U.S.	(27,700)	(1,572)	(1)	(29,273)
Loans and securities backed by:
Commercial real estate	–	(7)	–	(7)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(25)	(8,173)	(240)	(8,438)
Equity securities	(44,772)	(836)	(27)	(45,635)
Total	$ (94,581)	$ (10,594)	$ (268)	$(105,443)
As of December 2019
Assets
Government and agency obligations:
U.S.	$108,200	$ 34,714	$ 21	$ 142,935
Non-U.S.	33,709	11,108	22	44,839
Loans and securities backed by:
Commercial real estate	–	2,031	191	2,222
Residential real estate	–	5,794	231	6,025
Corporate debt instruments	1,313	26,768	692	28,773
State and municipal obligations	–	680	–	680
Other debt obligations	409	1,074	10	1,493
Equity securities	78,782	489	75	79,346
Commodities	–	3,767	–	3,767
Total	$222,413	$ 86,425	$1,242	$ 310,080
Liabilities
Government and agency obligations:
U.S.	$ (9,914)	$ (47)	$ –	$ (9,961)
Non-U.S.	(21,213)	(2,205)	(6)	(23,424)
Loans and securities backed by:
Commercial real estate	–	(31)	(1)	(32)
Residential real estate	–	(2)	–	(2)
Corporate debt instruments	(115)	(7,494)	(253)	(7,862)
State and municipal obligations	–	(2)	–	(2)
Equity securities	(23,519)	(212)	(13)	(23,744)
Commodities	–	(6)	–	(6)
Total	$ (54,761)	$ (9,999)	$ (273)	$ (65,033)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

•
Corporate debt instruments includes corporate loans, debt securities, convertible debentures, prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases.

•	Equity securities includes public equities and exchange-traded funds.

•	Other debt obligations includes other asset-backed securities and money market instruments .
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of trading cash instruments.
Significant Unobservable Inputs
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instruments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	September 2020		December 2019
Loans and securities backed by commercial real estate
Level 3 assets	$196		$191
Yield	2.0% to 22.0% (9.9%	)	2.7% to 21.7% (13.5%	)
Recovery rate	19.7% to 93.8% (61.4%	)	11.4% to 81.1% (55.6%	)
Duration (years)	0.3 to 9.2 (5.3)		0.3 to 6.6 (2.8)
Loans and securities backed by residential real estate
Level 3 assets	$180		$231
Yield	1.6% to 14.2% (5.9%	)	1.2% to 12.0% (5.8%	)
Cumulative loss rate	4.7% to 36.6% (19.3%	)	5.4% to 30.4% (16.3%	)
Duration (years)	1.2 to 14.8 (4.8)		2.3 to 12.4 (5.7)
Corporate debt instruments
Level 3 assets	$782		$692
Yield	1.2% to 32.5% (11.9%	)	0.1% to 20.4% (7.2%	)
Recovery rate	0.0% to 69.9% (59.0%	)	0.0% to 69.7% (54.9%	)
Duration (years)	1.9 to 6.1 (3.3)		1.7 to 16.6 (5.1)
Level 3 government and agency obligations, other debt obligations and equity securities were not material as of both September 2020 and December 2019, and therefore are not included in the table above.

17	Goldman Sachs September 2020 Form 10-Q

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2020 and December 2019. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Total trading cash instrument assets
Beginning balance	$1,804	$1,519	$1,242	$1,689
Net realized gains/(losses)	15	3	59	50
Net unrealized gains/(losses)	34	(122)	(146)	(75)
Purchases	244	162	685	547
Sales	(701)	(207)	(438)	(735)
Settlements	(124)	(80)	(264)	(185)
Transfers into level 3	157	367	313	280
Transfers out of level 3	(164)	(207)	(186)	(136)
Ending balance	$1,265	$1,435	$1,265	$1,435
Total trading cash instrument liabilities
Beginning balance	$ (156)	$ (211)	$ (273)	$ (49)
Net realized gains/(losses)	–	(2)	–	1
Net unrealized gains/(losses)	(79)	(72)	18	(207)
Purchases	13	15	50	22
Sales	(20)	(16)	(35)	(19)
Settlements	(3)	12	(2)	30
Transfers into level 3	(34)	(4)	(28)	(24)
Transfers out of level 3	11	38	2	6
Ending balance	$ (268)	$ (240)	$ (268)	$ (240)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs September 2020 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Loans and securities backed by commercial real estate
Beginning balance	$ 430	$ 268	$ 191	$ 332
Net realized gains/(losses)	2	11	15	27
Net unrealized gains/(losses)	(2)	(19)	(36)	(36)
Purchases	7	1	77	40
Sales	(228)	(35)	(19)	(127)
Settlements	(3)	(20)	(55)	(61)
Transfers into level 3	7	19	30	57
Transfers out of level 3	(17)	(1)	(7)	(8)
Ending balance	$ 196	$ 224	$ 196	$ 224
Loans and securities backed by residential real estate
Beginning balance	$ 307	$ 270	$ 231	$ 348
Net realized gains/(losses)	4	5	7	8
Net unrealized gains/(losses)	5	9	17	22
Purchases	78	31	97	130
Sales	(177)	(104)	(79)	(222)
Settlements	(11)	(12)	(33)	(26)
Transfers into level 3	4	79	22	4
Transfers out of level 3	(30)	(36)	(82)	(22)
Ending balance	$ 180	$ 242	$ 180	$ 242
Corporate debt instruments
Beginning balance	$ 764	$ 822	$ 692	$ 912
Net realized gains/(losses)	10	18	28	39
Net unrealized gains/(losses)	25	(30)	(102)	13
Purchases	139	69	455	218
Sales	(89)	(55)	(256)	(346)
Settlements	(103)	(42)	(157)	(71)
Transfers into level 3	129	126	214	92
Transfers out of level 3	(93)	(150)	(92)	(99)
Ending balance	$ 782	$ 758	$ 782	$ 758
Other
Beginning balance	$ 303	$ 159	$ 128	$ 97
Net realized gains/(losses)	(1)	(31)	9	(24)
Net unrealized gains/(losses)	6	(82)	(25)	(74)
Purchases	20	61	56	159
Sales	(207)	(13)	(84)	(40)
Settlements	(7)	(6)	(19)	(27)
Transfers into level 3	17	143	47	127
Transfers out of level 3	(24)	(20)	(5)	(7)
Ending balance	$ 107	$ 211	$ 107	$ 211
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended September 2020.
The net realized and unrealized gains on level 3 trading cash instrument assets of $49 million (reflecting $15 million of net realized gains and $34 million of net unrealized gains) for the three months ended September 2020 included gains of $25 million reported in market making and $24 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the three months ended September 2020 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended September 2020 primarily reflected transfers of certain corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the three months ended September 2020 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Nine Months Ended September 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $87 million (reflecting $59 million of net realized gains and $146 million of net unrealized losses) for the nine months ended September 2020 included gains/(losses) of $(171) million reported in market making and $84 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for the nine months ended September 2020 primarily reflected losses on certain corporate debt instruments, principally driven by corporate performance.
Transfers into level 3 trading cash instrument assets during the nine months ended September 2020 primarily reflected transfers of certain corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the nine months ended September 2020 primarily reflected transfers of certain corporate debt instruments, and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Three Months Ended September 2019.
The net realized and unrealized losses on level 3 trading cash instrument assets of $119 million (reflecting $3 million of net realized gains and $122 million of net unrealized losses) for the three months ended September 2019 included gains/(losses) of $(157) million reported in market making and $38 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the three months ended September 2019 were not material.

19	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 trading cash instrument assets during the three months ended September 2019 primarily reflected transfers of certain corporate debt instruments and other debt obligations included in other trading cash instrument assets from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the three months ended September 2019 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Nine Months Ended September 2019.
The net realized and unrealized losses on level 3 trading cash instrument assets of $25 million (reflecting $50 million of net realized gains and $75 million of net unrealized losses) for the nine months ended September 2019 included gains/(losses) of $(140) million reported in market making and $115 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the nine months ended September 2019 were not material.
Transfers into level 3 trading cash instrument assets during the nine months ended September 2019 primarily reflected transfers of certain equity securities included in other trading cash instrument assets and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during the nine months ended September 2019 primarily reflected transfers of certain corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
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
Risk Management.
The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument
basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure of certain fixed-rate unsecured borrowings and deposits, as well as to manage foreign exchange risk of certain available-for-sale securities and the net investment in certain
non-U.S.
operations.
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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both the three and nine months ended September 2020 and September 2019, substantially all of the firm’s derivatives were included in the Global Markets segment.

Goldman Sachs September 2020 Form 10-Q	20

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

	As of September 2020		As of December 2019

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 664	$ 883	$ 476	$ 856
OTC-cleared	17,102	15,395	9,958	8,618
Bilateral OTC	346,474	312,065	266,387	242,046
Total interest rates	364,240	328,343	276,821	251,520
OTC-cleared	2,633	2,792	6,551	6,929
Bilateral OTC	14,446	13,080	14,178	13,860
Total credit	17,079	15,872	20,729	20,789
Exchange-traded	71	10	35	10
OTC-cleared	329	457	411	391
Bilateral OTC	86,034	84,153	79,887	81,613
Total currencies	86,434	84,620	80,333	82,014
Exchange-traded	3,814	3,368	2,390	2,272
OTC-cleared	243	227	180	243
Bilateral OTC	10,498	14,002	8,568	13,034
Total commodities	14,555	17,597	11,138	15,549
Exchange-traded	28,592	32,863	13,499	16,976
Bilateral OTC	42,649	46,668	36,162	39,531
Total equities	71,241	79,531	49,661	56,507
Subtotal	553,549	525,963	438,682	426,379
Accounted for as hedges
OTC-cleared	3	–	–	–
Bilateral OTC	1,421	–	3,182	1
Total interest rates	1,424	–	3,182	1
OTC-cleared	10	19	16	57
Bilateral OTC	18	96	16	153
Total currencies	28	115	32	210
Subtotal	1,452	115	3,214	211
Total gross fair value	$ 555,001	$ 526,078	$ 441,896	$ 426,590
Offset in the consolidated balance sheets
Exchange-traded	$ (29,075)	$ (29,075)	$ (14,159)	$ (14,159)
OTC-cleared	(18,420)	(18,420)	(15,565)	(15,565)
Bilateral OTC	(369,760)	(369,760)	(310,920)	(310,920)
Counterparty netting	(417,255)	(417,255)	(340,644)	(340,644)
OTC-cleared	(1,573)	(336)	(1,302)	(526)
Bilateral OTC	(71,653)	(51,789)	(54,698)	(41,618)
Cash collateral netting	(73,226)	(52,125)	(56,000)	(42,144)
Total amounts offset	$(490,481)	$(469,380)	$(396,644)	$(382,788)
Included in the consolidated balance sheets
Exchange-traded	$ 4,066	$ 8,049	$ 2,241	$ 5,955
OTC-cleared	327	134	249	147
Bilateral OTC	60,127	48,515	42,762	37,700
Total	$ 64,520	$ 56,698	$ 45,252	$ 43,802
Not offset in the consolidated balance sheets
Cash collateral	$ (1,140)	$ (1,700)	$ (604)	$ (1,603)
Securities collateral	(17,096)	(11,515)	(14,196)	(9,252)
Total	$ 46,284	$ 43,483	$ 30,452	$ 32,947

	Notional Amounts as of

$ in millions	September 2020	December 2019
Not accounted for as hedges
Exchange-traded	$ 3,897,833	$ 4,757,300
OTC-cleared	16,266,950	13,440,376
Bilateral OTC	13,299,418	11,668,171
Total interest rates	33,464,201	29,865,847
OTC-cleared	547,677	396,342
Bilateral OTC	618,220	707,935
Total credit	1,165,897	1,104,277
Exchange-traded	2,647	4,566
OTC-cleared	177,785	134,060
Bilateral OTC	6,250,229	5,926,602
Total currencies	6,430,661	6,065,228
Exchange-traded	223,284	230,018
OTC-cleared	2,354	2,639
Bilateral OTC	208,868	243,228
Total commodities	434,506	475,885
Exchange-traded	1,102,199	910,099
Bilateral OTC	1,238,886	1,182,335
Total equities	2,341,085	2,092,434
Subtotal	43,836,350	39,603,671
Accounted for as hedges
OTC-cleared	181,135	123,531
Bilateral OTC	6,559	9,714
Total interest rates	187,694	133,245
OTC-cleared	3,274	4,152
Bilateral OTC	9,274	9,247
Total currencies	12,548	13,399
Subtotal	200,242	146,644
Total notional amounts	$44,036,592	$39,750,315
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $19.33 billion as of September 2020 and $9.15 billion as of December 2019, and derivative liabilities of $20.99 billion as of September 2020 and $14.88 billion as of December 2019, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

21	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2020
Assets
Interest rates	$ 184	$ 364,601	$ 879	$ 365,664
Credit	–	13,315	3,764	17,079
Currencies	–	86,292	170	86,462
Commodities	–	14,010	545	14,555
Equities	23	69,109	2,109	71,241
Gross fair value	207	547,327	7,467	555,001
Counterparty netting in levels	(68)	(414,710)	(1,156)	(415,934)
Subtotal	$ 139	$ 132,617	$ 6,311	$ 139,067
Cross-level counterparty netting				(1,321)
Cash collateral netting				(73,226)
Net fair value				$ 64,520
Liabilities
Interest rates	$(109)	$(327,610)	$ (624)	$(328,343)
Credit	–	(14,094)	(1,778)	(15,872)
Currencies	–	(84,310)	(425)	(84,735)
Commodities	–	(17,247)	(350)	(17,597)
Equities	(15)	(77,380)	(2,136)	(79,531)
Gross fair value	(124)	(520,641)	(5,313)	(526,078)
Counterparty netting in levels	68	414,710	1,156	415,934
Subtotal	$ (56)	$(105,931)	$(4,157)	$(110,144)
Cross-level counterparty netting				1,321
Cash collateral netting				52,125
Net fair value				$ (56,698)
As of December 2019
Assets
Interest rates	$ 3	$ 279,443	$ 557	$ 280,003
Credit	–	17,204	3,525	20,729
Currencies	–	80,178	187	80,365
Commodities	–	10,648	490	11,138
Equities	21	48,953	687	49,661
Gross fair value	24	436,426	5,446	441,896
Counterparty netting in levels	–	(340,325)	(792)	(341,117)
Subtotal	$ 24	$ 96,101	$ 4,654	$ 100,779
Cross-level counterparty netting				473
Cash collateral netting				(56,000)
Net fair value				$ 45,252
Liabilities
Interest rates	$ (3)	$ (251,050)	$ (468)	$ (251,521)
Credit	–	(19,141)	(1,648)	(20,789)
Currencies	–	(81,826)	(398)	(82,224)
Commodities	–	(15,306)	(243)	(15,549)
Equities	(26)	(53,817)	(2,664)	(56,507)
Gross fair value	(29)	(421,140)	(5,421)	(426,590)
Counterparty netting in levels	–	340,325	792	341,117
Subtotal	$ (29)	$ (80,815)	$ (4,629)	$ (85,473)
Cross-level counterparty netting				(473)
Cash collateral netting				42,144
Net fair value				$ (43,802)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

Level 3 Assets (Liabilities) and Range of Significant Unobservable Inputs (Average/Median) as of

$ in millions, except inputs	September 2020	December 2019
Interest rates, net	$255	$89
Correlation	(38)% to 81% (52%/60%)	(42)% to 81% (52%/60%)
Volatility (bps)	31 to 150 (65/53)	31 to 150 (70/61)
Credit, net	$1,986	$1,877
Credit spreads (bps)	2 to 748 (124/90)	1 to 559 (96/53)
Upfront credit points	7 to 90 (47/50)	2 to 90 (38/32)
Recovery rates	25% to 90% (48%/40%)	10% to 60% (31%/25%)
Currencies, net	$(255)	$(211)
Correlation	20% to 70% (39%/41%)	20% to 70% (37%/36%)
Volatility	19% to 20% (20%/20%)	N/A
Commodities, net	$195	$247
Volatility	14% to 105% (39%/33%)	9% to 57% (26%/25%)
Natural gas spread	$(1.44) to $1.89 ($(0.12)/$(0.09))	$(1.93) to $1.69 ($(0.16)/$(0.17))
Oil spread	$4.73 to $9.98 ($8.15/$8.33)	$(4.86) to $19.77 ($9.82/$11.15)
Equities, net	$(27)	$(1,977)
Correlation	(70)% to 99% (50%/55%)	(70)% to 99% (42%/45%)
Volatility	3% to 128% (24%/22%)	2% to 72% (14%/7%)
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs September 2020 Form 10-Q	22

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

•	Correlation within currencies and equities includes cross-product type correlation.

•	Volatility was not significant to the valuation of level 3 currency derivatives as of December 2019.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.
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

23	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Total level 3 derivatives, net
Beginning balance	$3,060	$ 598	$ 25	$ 590
Net realized gains/(losses)	(8)	75	142	89
Net unrealized gains/(losses)	(315)	162	1,465	(49)
Purchases	93	133	345	420
Sales	(288)	(222)	181	(607)
Settlements	(189)	(44)	182	220
Transfers into level 3	–	(33)	(74)	60
Transfers out of level 3	(199)	(6)	(112)	(60)
Ending balance	$2,154	$ 663	$2,154	$ 663
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Interest rates, net
Beginning balance	$ 311	$ 30	$ 89	$ (109)
Net realized gains/(losses)	3	(21)	12	(28)
Net unrealized gains/(losses)	54	103	201	163
Purchases	11	2	18	10
Sales	1	–	(15)	(12)
Settlements	(59)	(51)	(40)	41
Transfers into level 3	(53)	6	(14)	(15)
Transfers out of level 3	(13)	(19)	4	–
Ending balance	$ 255	$ 50	$ 255	$ 50
Credit, net
Beginning balance	$2,327	$ 1,676	$ 1,877	$ 1,672
Net realized gains/(losses)	(1)	21	6	30
Net unrealized gains/(losses)	(124)	245	175	264
Purchases	16	23	35	102
Sales	(8)	(31)	(23)	(63)
Settlements	(189)	(56)	(38)	(207)
Transfers into level 3	26	37	4	110
Transfers out of level 3	(61)	(15)	(50)	(8)
Ending balance	$1,986	$ 1,900	$ 1,986	$ 1,900
Currencies, net
Beginning balance	$ (94)	$ (31)	$ (211)	$ 461
Net realized gains/(losses)	18	(2)	8	(23)
Net unrealized gains/(losses)	(143)	(147)	(118)	(311)
Purchases	5	6	5	9
Sales	(12)	(8)	(7)	(12)
Settlements	(34)	17	77	(293)
Transfers into level 3	(1)	(18)	(2)	(13)
Transfers out of level 3	6	(3)	(7)	(4)
Ending balance	$ (255)	$ (186)	$ (255)	$ (186)
Commodities, net
Beginning balance	$ 331	$ 134	$ 247	$ 112
Net realized gains/(losses)	16	1	65	(18)
Net unrealized gains/(losses)	(84)	84	38	151
Purchases	1	7	2	27
Sales	(7)	(16)	(20)	(124)
Settlements	(20)	(46)	(64)	2
Transfers into level 3	(12)	6	(24)	–
Transfers out of level 3	(30)	(9)	(49)	11
Ending balance	$ 195	$ 161	$ 195	$ 161
Equities, net
Beginning balance	$ 185	$(1,211)	$(1,977)	$(1,546)
Net realized gains/(losses)	(44)	76	51	128
Net unrealized gains/(losses)	(18)	(123)	1,169	(316)
Purchases	60	95	285	272
Sales	(262)	(167)	246	(396)
Settlements	113	92	247	677
Transfers into level 3	40	(64)	(38)	(22)
Transfers out of level 3	(101)	40	(10)	(59)
Ending balance	$ (27)	$(1,262)	$ (27)	$(1,262)
Level 3 Rollforward Commentary
Three Months Ended September 2020.
The net realized and unrealized losses on level 3 derivatives of $323 million (reflecting $8 million of net realized losses and $315 million of net unrealized losses) for the three months ended September 2020 included losses of $289 million reported in market making and losses of $34 million reported in other principal transactions.

Goldman Sachs September 2020 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized losses on level 3 derivatives for the three months ended September 2020 were primarily attributable to losses on certain currency derivatives (primarily reflecting the impact of changes in foreign exchange rates) and losses on certain credit derivatives (primarily reflecting the impact of tighter credit spreads).
The drivers of transfers into level 3 derivatives during the three months ended September 2020 were not material.
Transfers out of level 3 derivatives during the three months ended September 2020 primarily reflected transfers of certain equity derivative assets to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives).
Nine Months Ended September 2020.
The net realized and unrealized gains on level 3 derivatives of $1.61 billion (reflecting $142 million of net realized gains and $1.47 billion of net unrealized gains) for the nine months ended September 2020 included gains of $1.67 billion reported in market making and losses of $61 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the nine months ended September 2020 were primarily attributable to gains on certain equity derivatives (primarily reflecting the impact of changes in underlying equity prices) and gains on certain interest rate derivatives (primarily reflecting the impact of a decrease in interest rates).
The drivers of both transfers into level 3 derivatives and out of level 3 derivatives during the nine months ended September 2020 were not material.
Three Months Ended September 2019.
The net realized and unrealized gains on level 3 derivatives of $237 million (reflecting $75 million of net realized gains and $162 million of net unrealized gains) for the three months ended September 2019 included gains/(losses) of $245 million reported in market making and $(8) million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended September 2019 were primarily attributable to gains on certain credit and interest rate derivatives (primarily reflecting the impact of a decrease in interest rates), partially offset by losses on certain currency derivatives (primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates) and losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices).
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during the three months ended September 2019 were not material.
Nine Months Ended September 2019.
The net realized and unrealized gains on level 3 derivatives of $40 million (reflecting $89 million of net realized gains and $49 million of net unrealized losses) for the nine months ended September 2019 included gains/(losses) of $99 million reported in market making and $(59) million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the nine months ended September 2019 were attributable to losses on certain equity derivatives (reflecting the impact of an increase in equity prices), losses on certain currency derivatives (primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates), partially offset by gains on certain credit and interest rate derivatives (primarily reflecting the impact of a decrease in interest rates) and gains on certain commodity derivatives (reflecting the impact of changes in commodity prices).
Transfers into level 3 derivatives during the nine months ended September 2019 primarily reflected transfers of certain credit derivative assets from level 2 (primarily due to unobservable credit spread inputs becoming significant to the net risk of certain portfolios).
The drivers of transfers out of level 3 derivatives during the nine months ended September 2019 were not material.

25	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2020
Assets
Interest rates	$ 8,579	$21,362	$73,807	$103,748
Credit	685	3,532	3,989	8,206
Currencies	11,128	6,001	9,069	26,198
Commodities	3,244	1,916	542	5,702
Equities	8,406	10,223	2,204	20,833
Counterparty netting in tenors	(3,506)	(4,047)	(3,365)	(10,918)
Subtotal	$ 28,536	$38,987	$86,246	$153,769
Cross-tenor counterparty netting				(20,089)
Cash collateral netting				(73,226)
Total OTC derivative assets				$ 60,454
Liabilities
Interest rates	$ 5,192	$12,242	$48,777	$ 66,211
Credit	845	3,577	2,577	6,999
Currencies	11,282	7,237	6,013	24,532
Commodities	2,962	1,862	4,365	9,189
Equities	9,165	12,627	3,058	24,850
Counterparty netting in tenors	(3,506)	(4,047)	(3,365)	(10,918)
Subtotal	$25,940	$33,498	$61,425	$120,863
Cross-tenor counterparty netting				(20,089)
Cash collateral netting				(52,125)
Total OTC derivative liabilities				$ 48,649
As of December 2019
Assets
Interest rates	$ 5,521	$15,183	$57,394	$ 78,098
Credit	678	3,259	3,183	7,120
Currencies	10,236	5,063	6,245	21,544
Commodities	2,507	1,212	302	4,021
Equities	7,332	4,509	1,294	13,135
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$23,011	$25,553	$66,086	$114,650
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(56,000)
Total OTC derivative assets				$ 43,011
Liabilities
Interest rates	$ 3,654	$ 9,113	$36,470	$ 49,237
Credit	1,368	4,052	1,760	7,180
Currencies	12,486	6,906	4,036	23,428
Commodities	2,796	1,950	3,804	8,550
Equities	5,755	7,381	3,367	16,503
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$22,796	$25,729	$47,105	$ 95,630
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(42,144)
Total OTC derivative liabilities				$ 37,847
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs September 2020 Form 10-Q	26

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
As of September 2020, written credit derivatives had a total gross notional amount of $558.19 billion and purchased credit derivatives had a total gross notional amount of $607.73 billion, for total net notional purchased protection of $49.54 billion. As of December 2019, written credit derivatives had a total gross notional amount of $522.57 billion and purchased credit derivatives had a total gross notional amount of $581.76 billion, for total net notional purchased protection of $59.19 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 98,080	$11,545	$ 1,550	$ 2,408	$113,583
1 – 5 years	296,222	25,444	16,824	12,623	351,113
Greater than 5 years	80,575	6,704	5,313	898	93,490
Total	$474,877	$43,693	$23,687	$15,929	$558,186
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$421,367	$33,354	$20,018	$15,043	$489,782
Other	$100,867	$11,085	$ 3,932	$ 2,062	$117,946
Fair Value of Written Credit Derivatives
Asset	$ 7,598	$ 428	$ 243	$ 171	$ 8,440
Liability	1,116	774	1,942	3,357	7,189
Net asset/(liability)	$ 6,482	$ (346)	$ (1,699)	$ (3,186)	$ 1,251
As of December 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$143,566	$ 7,155	$ 759	$ 2,953	$154,433
1 – 5 years	292,444	10,125	5,482	8,735	316,786
Greater than 5 years	48,109	2,260	427	554	51,350
Total	$484,119	$19,540	$ 6,668	$12,242	$522,569
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$395,127	$14,492	$ 5,938	$10,543	$426,100
Other	$149,092	$ 2,617	$ 1,599	$ 2,354	$155,662
Fair Value of Written Credit Derivatives
Asset	$ 13,103	$ 446	$ 160	$ 202	$ 13,911
Liability	1,239	448	372	3,490	5,549
Net asset/(liability)	$ 11,864	$ (2)	$ (212)	$ (3,288)	$ 8,362
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

27	Goldman Sachs September 2020 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
CVA, net of hedges	$103	$ 40	$ 52	$(158)
FVA, net of hedges	101	(11)	(78)	261
Total	$204	$ 29	$(26)	$ 103
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	September 2020	December 2019
Fair value of assets	$ 1,475	$ 1,148
Fair value of liabilities	(1,094)	(1,717)
Net asset/(liability)	$ 381	$ (569)
Notional amount	$12,670	$11,003
In the table above, derivatives that have been bifurcated from their related borrowings are recorded at fair value and primarily consist of interest rate, equity and commodity products. These derivatives are included in unsecured short- and long-term borrowings, as well as other secured financings, with the related borrowings.
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	September 2020	December 2019
Net derivative liabilities under bilateral agreements	$38,819	$32,800
Collateral posted	$34,104	$28,510
Additional collateral or termination payments:
One-notch downgrade	$ 406	$ 358
Two-notch downgrade	$ 912	$ 1,268
Hedge Accounting
The firm applies hedge accounting for (i) certain interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings and certain fixed-rate certificates of deposit, (ii) foreign exchange forward contracts used to manage the foreign exchange risk of certain available-for-sale securities and (iii) certain foreign currency forward contracts and foreign currency-denominated debt used to manage foreign currency exposures on the firm’s net investment in certain
non-U.S.
operations.
To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.
Fair Value Hedges
The firm designates certain interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate or Overnight Index Swap Rate), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.
The firm applies a statistical method that utilizes regression analysis when assessing the effectiveness of these hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and the risk being hedged (i.e., interest rate risk). An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%.

Goldman Sachs September 2020 Form 10-Q	28

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

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Interest rate hedges	$(1,111)	$ 2,465	$ 5,829	$ 6,054
Hedged borrowings and deposits	$ 916	$(2,548)	$(6,327)	$ (6,366)
Interest expense	$ 1,848	$ 4,451	$ 7,375	$13,519
In the table above, the difference between gains/(losses) from interest rate hedges and hedged borrowings and deposits was primarily due to the amortization of prepaid credit spreads resulting from the passage of time.
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2020
Deposits	$ 17,963	$ 806
Unsecured short-term borrowings	$ 6,685	$ 45
Unsecured long-term borrowings	$116,349	$12,799
As of December 2019
Deposits	$ 19,634	$ 200
Unsecured short-term borrowings	$ 6,008	$ 28
Unsecured long-term borrowings	$ 87,874	$ 7,292
In the table above, cumulative hedging adjustment included $5.25 billion as of September 2020 and $3.48 billion as of December 2019 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $792 million as of September 2020 and $425 million as of December 2019 and substantially all were related to unsecured long-term borrowings.
During the third quarter of 2020, the firm designated certain foreign exchange forward contracts as fair value hedges of the foreign exchange risk of certain available-for-sale securities. The effectiveness of such hedges is assessed based on changes in spot rates. The carrying value of such securities was $635 million as of September 2020. Gains/(losses) included in earnings from such hedges and the related available-for-sale securities were not material for the three months ended September 2020.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Hedges:
Foreign currency forward contract	$(255)	$367	$ 387	$351
Foreign currency-denominated debt	$(102)	$ 26	$(132)	$ (18)
Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) was not material for the three months ended September 2020 and was $61 million (reflecting a gain of $215 million related to hedges and a loss of $154 million on the related net investments in
non-U.S.
operations) for the nine months ended September 2020. The gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for both the three and nine months September 2019.
The firm had designated $3.70 billion as of September 2020 and $3.05 billion as of December 2019 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.

29	Goldman Sachs September 2020 Form 10-Q

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
The table below presents information about investments.

	As of

$ in millions	September 2020	December 2019
Equity securities, at fair value	$19,102	$22,163
Debt instruments, at fair value	16,533	16,570
Available-for-sale securities, at fair value	39,079	19,094
Investments, at fair value	74,714	57,827
Held-to-maturity securities	5,771	5,825
Equity method investments	307	285
Total investments	$80,792	$63,937
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity-related investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	September 2020	December 2019
Equity securities, at fair value	$19,102	$22,163
Equity Type
Public equity	15%	11%
Private equity	85%	89%
Total	100%	100%
Asset Class
Corporate	82%	79%
Real estate	18%	21%
Total	100%	100%
In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.72 billion as of September 2020 and $8.23 billion as of December 2019. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $101 million for the three months ended September 2020, $256 million for the three months ended September 2019, $277 million for the nine months ended September 2020 and $711 million for the nine months ended September 2019. These gains are included in other principal transactions in the consolidated statements of earnings.

•	Equity securities, at fair value included $2.30 billion as of September 2020 and $3.22 billion as of December 2019 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	September 2020	December 2019
Corporate debt securities	$10,720	$10,838
Securities backed by real estate	1,870	2,619
Money market instruments	2,197	1,681
Other	1,746	1,432
Total	$16,533	$16,570
In the table above:

•	Money market instruments includes time deposits, investments in money market funds, commercial paper and certificates of deposit.

•	Other included $1.22 billion as of September 2020 and $983 million as of December 2019 of investments in credit funds that are measured at NAV.

Goldman Sachs September 2020 Form 10-Q	30

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2020
Private equity funds	$1,906	$ 553
Credit funds	1,220	756
Hedge funds	101	–
Real estate funds	290	217
Total	$3,517	$1,526
As of December 2019
Private equity funds	$2,767	$ 765
Credit funds	983	820
Hedge funds	125	–
Real estate funds	331	196
Total	$4,206	$1,781
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2020
Less than 5 years	$29,352	$29,723	0.79%
Greater than 5 years	8,370	8,721	1.09%
Total U.S. government obligations	37,722	38,444	0.84%
Greater than 5 years	635	635	0.18%
Total Non-U.S. government obligations	635	635	0.18%
Total available-for-sale securities	$38,357	$39,079	0.84%
As of December 2019
Less than 5 years	$14,063	$14,041	1.53%
Greater than 5 years	4,974	5,053	2.10%
Total U.S. government obligations	19,037	19,094	1.68%
Total available-for-sale securities	$19,037	$19,094	1.68%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both September 2020 and December 2019.

•
Substantially all available-for-sale securities
with a tenor of
less than 5 years mature within 1-5 years and substantially all available-for-sale securities with a tenor of
greater than 5 years mature within 5-10 years as of September 2020.

•
The firm sold
available-for-sale
securities of $3.49 billion (realized gains of $319 million) during the nine months ended September 2020 and $8.08 billion (realized gains of $131 million) during the nine months ended September 2019. Such gains were included in the consolidated statements of earnings.

31	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were $724 million as of September 2020 and $137 million as of December 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of both September 2020 and December 2019.

•
Beginning in January 2020,
available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. The firm did not record any provision for credit losses on such securities during the nine months ended September 2020 and there was no other-than-temporary impairment during the year ended December 2019.

Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2020
Government and agency obligations:
U.S.	$38,444	$ –	$ –	$38,444
Non-U.S.	640	62	–	702
Corporate debt securities	88	4,781	5,851	10,720
Securities backed by real estate	–	940	930	1,870
Money market instruments	771	1,426	–	2,197
Other debt obligations	–	4	455	459
Equity securities	173	6,594	10,038	16,805
Subtotal	$40,116	$13,807	$17,274	$71,197
Investments in funds at NAV				3,517
Total investments				$74,714
As of December 2019
Government and agency obligations:
U.S.	$19,094	$ –	$ –	$19,094
Non-U.S.	–	36	–	36
Corporate debt securities	48	7,325	3,465	10,838
Securities backed by real estate	–	2,024	595	2,619
Money market instruments	732	949	–	1,681
Other debt obligations	–	94	319	413
Equity securities	251	7,786	10,903	18,940
Subtotal	$20,125	$18,214	$15,282	$53,621
Investments in funds at NAV				4,206
Total investments				$57,827
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	September 2020	December 2019
Corporate debt securities
Level 3 assets	$5,851	$3,465
Yield	4.7% to 33.4% (11.2%)	5.5% to 29.8% (12.0%)
Recovery rate	35.0% to 70.0% (54.3%)	25.0% to 100.0% (68.5%)
Duration (years)	1.8 to 8.0 (4.1)	2.9 to 5.9 (5.0)
Multiples	0.6x to 31.0x (7.4x)	0.6x to 24.4x (7.0x)
Securities backed by real estate
Level 3 assets	$930	$595
Yield	10.0% to 53.7% (18.7%)	9.4% to 20.3% (16.0%)
Recovery rate	N/A	33.1% to 34.4% (33.5%)
Duration (years)	0.6 to 3.7 (2.3)	0.4 to 3.0 (0.9)
Other debt obligations
Level 3 assets	$455	$319
Yield	2.1% to 6.2% (3.4%)	3.4% to 5.2% (4.5%)
Duration (years)	0.5 to 10.3 (6.2)	4.0 to 8.0 (6.7)
Equity securities
Level 3 assets	$10,038	$10,903
Multiples	0.8x to 26.9x (9.9x)	0.8x to 36.0x (8.0x)
Discount rate/yield	4.0% to 31.0% (13.8%)	2.1% to 20.3% (13.4%)
Capitalization rate	3.7% to 15.3% (6.5%)	3.6% to 15.1% (6.1%)
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2020 and December 2019. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

Goldman Sachs September 2020 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
Corporate debt securities, securities backed by real estate and other debt obligations are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.

•
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques
.

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Beginning balance	$17,916	$14,397	$15,282	$13,548
Net realized gains/(losses)	128	46	238	119
Net unrealized gains/(losses)	534	137	(808)	684
Purchases	405	399	1,250	1,058
Sales	(269)	(82)	(1,379)	(788)
Settlements	(686)	(389)	(1,180)	(799)
Transfers into level 3	230	1,001	5,373	2,477
Transfers out of level 3	(984)	(496)	(1,502)	(1,286)
Ending balance	$17,274	$15,013	$17,274	$15,013
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Corporate debt securities
Beginning balance	$ 6,572	$ 3,048	$ 3,465	$ 2,540
Net realized gains/(losses)	48	17	115	47
Net unrealized gains/(losses)	142	18	(263)	114
Purchases	137	156	401	425
Sales	(22)	(3)	(215)	(41)
Settlements	(386)	(69)	(553)	(177)
Transfers into level 3	121	440	3,234	725
Transfers out of level 3	(761)	(139)	(333)	(165)
Ending balance	$ 5,851	$ 3,468	$ 5,851	$ 3,468
Securities backed by real estate
Beginning balance	$ 880	$ 395	$ 595	$ 457
Net realized gains/(losses)	12	7	32	19
Net unrealized gains/(losses)	16	(2)	(97)	–
Purchases	35	6	124	14
Sales	–	(7)	–	(10)
Settlements	(11)	(17)	(43)	(70)
Transfers into level 3	–	59	323	59
Transfers out of level 3	(2)	(71)	(4)	(99)
Ending balance	$ 930	$ 370	$ 930	$ 370
Other debt obligations
Beginning balance	$ 429	$ 251	$ 319	$ 216
Net realized gains/(losses)	4	–	10	–
Net unrealized gains/(losses)	3	–	–	1
Purchases	27	60	45	97
Sales	(2)	(10)	(4)	(13)
Settlements	(6)	–	(9)	–
Transfers into level 3	–	–	94	–
Ending balance	$ 455	$ 301	$ 455	$ 301
Equity securities
Beginning balance	$10,035	$10,703	$10,903	$10,335
Net realized gains/(losses)	64	22	81	53
Net unrealized gains/(losses)	373	121	(448)	569
Purchases	206	177	680	522
Sales	(245)	(62)	(1,160)	(724)
Settlements	(283)	(303)	(575)	(552)
Transfers into level 3	109	502	1,722	1,693
Transfers out of level 3	(221)	(286)	(1,165)	(1,022)
Ending balance	$10,038	$10,874	$10,038	$10,874
Level 3 Rollforward Commentary
Three Months Ended September 2020.
The net realized and unrealized gains on level 3 investments of $662 million (reflecting $128 million of net realized gains and $534 million of net unrealized gains) for the three months ended September 2020 included gains of $584 million reported in other principal transactions and $78 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended September 2020 primarily reflected gains on certain private equity securities and corporate debt securities, principally driven by corporate performance.

33	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 investments during the three months ended September 2020 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the three months ended September 2020 primarily reflected transfers of certain corporate debt securities to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Nine Months Ended September 2020.
The net realized and unrealized losses on level 3 investments of $570 million (reflecting $238 million of net realized gains and $808 million of net unrealized losses) for the nine months ended September 2020 included gains/(losses) of $(737) million reported in other principal transactions and $167 million reported in interest income.
The net unrealized losses on level 3 investments for the nine months ended September 2020 primarily reflected losses on certain private equity securities and corporate debt securities, principally driven by corporate performance.
Transfers into level 3 investments during the nine months ended September 2020 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the nine months ended September 2020 primarily reflected transfers of certain private equity securities to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and certain corporate debt securities to level 2, principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments.
Three Months Ended September 2019.
The net realized and unrealized gains on level 3 investments of $183 million (reflecting $46 million of net realized gains and $137 million of net unrealized gains) for the three months ended September 2019 included gains of $146 million reported in other principal transactions and $37 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended September 2019 primarily reflected gains on certain private equity securities, principally driven by corporate performance.
Transfers into level 3 investments during the three months ended September 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the three months ended September 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Nine Months Ended September 2019.
The net realized and unrealized gains on level 3 investments of $803 million (reflecting $119 million of net realized gains and $684 million of net unrealized gains) for the nine months ended September 2019 included gains of $687 million reported in other principal transactions and $116 million reported in interest income.
The net unrealized gains on level 3 investments for the nine months ended September 2019 primarily reflected gains on certain private equity securities and corporate debt instruments, principally driven by corporate performance and company-specific events.
Transfers into level 3 investments during the nine months ended September 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments.
Transfers out of level 3 investments during the nine months ended September 2019 primarily reflected transfers of certain private equity securities and corporate debt instruments to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.

Goldman Sachs September 2020 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2020
Less than 5 years	$3,530	$3,727	2.40%
Greater than 5 years	1,522	1,679	2.25%
Total U.S. government obligations	5,052	5,406	2.35%
Greater than 5 years	719	733	1.11%
Total securities backed by real estate	719	733	1.11%
Total held-to-maturity securities	$5,771	$6,139	2.20%
As of December 2019
Less than 5 years	$3,534	$3,613	2.40%
Greater than 5 years	1,534	1,576	2.25%
Total U.S. government obligations	5,068	5,189	2.35%
Less than 5 years	6	6	4.16%
Greater than 5 years	751	769	1.67%
Total securities backed by real estate	757	775	1.69%
Total held-to-maturity securities	$5,825	$5,964	2.27%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and substantially all securities backed by real estate would have been classified in level 2 of the fair value hierarchy as of both September 2020 and December 2019.

•	The gross unrealized gains were $372 million as of September 2020 and $141 million as of December 2019. The gross unrealized losses were not material as of both September 2020 and December 2019.

•
Beginning in January 2020,
held-to-maturity
securities are reviewed to determine if an allowance for credit loss should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. Provision for credit losses on such securities was not material during the nine months ended September 2020 and there was no other-than-temporary impairment during the year ended December 2019.

Note 9.
Loans
Loans include (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of September 2020
Loan Type
Corporate	$47,583	$ 2,856	$1,026	$ 51,465
Wealth management	21,799	8,037	–	29,836
Commercial real estate	15,421	1,980	976	18,377
Residential real estate	4,236	446	23	4,705
Consumer:
Installment	4,112	–	–	4,112
Credit cards	2,908	–	–	2,908
Other	3,111	562	481	4,154
Total loans, gross	99,170	13,881	2,506	115,557
Allowance for loan losses	(3,714)	–	–	(3,714)
Total loans	$95,456	$13,881	$2,506	$111,843
As of December 2019
Loan Type
Corporate	$41,129	$ 3,224	$1,954	$ 46,307
Wealth management	20,116	7,824	–	27,940
Commercial real estate	13,258	1,876	2,609	17,743
Residential real estate	6,132	792	34	6,958
Consumer:
Installment	4,747	–	–	4,747
Credit cards	1,858	–	–	1,858
Other	3,396	670	726	4,792
Total loans, gross	90,636	14,386	5,323	110,345
Allowance for loan losses	(1,441)	–	–	(1,441)
Total loans	$89,195	$14,386	$5,323	$108,904
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

35	Goldman Sachs September 2020 Form 10-Q

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

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
As of September 2020
Accounting Method
Amortized cost	$31,487	$57,168	$10,515	$ 99,170
Fair value	2,068	5,863	5,950	13,881
Held for sale	466	1,564	476	2,506
Total	$34,021	$64,595	$16,941	$115,557
Loan Type
Corporate	$10,880	$39,972	$ 613	$ 51,465
Wealth management	19,333	4,923	5,580	29,836
Real estate:
Commercial	1,468	15,922	987	18,377
Residential	689	2,796	1,220	4,705
Consumer:
Installment	–	–	4,112	4,112
Credit cards	–	–	2,908	2,908
Other	1,651	982	1,521	4,154
Total	$34,021	$64,595	$16,941	$115,557
Secured	79%	91%	48%	81%
Unsecured	21%	9%	52%	19%
Total	100%	100%	100%	100%
As of December 2019
Accounting Method
Amortized cost	$30,266	$51,222	$ 9,148	$ 90,636
Fair value	2,844	5,174	6,368	14,386
Held for sale	323	4,368	632	5,323
Total	$33,433	$60,764	$16,148	$110,345
Loan Type
Corporate	$10,507	$35,509	$ 291	$ 46,307
Wealth management	20,001	3,576	4,363	27,940
Real estate:
Commercial	306	15,997	1,440	17,743
Residential	244	4,600	2,114	6,958
Consumer:
Installment	–	–	4,747	4,747
Credit cards	–	–	1,858	1,858
Other	2,375	1,082	1,335	4,792
Total	$33,433	$60,764	$16,148	$110,345
Secured	83%	91%	54%	83%
Unsecured	17%	9%	46%	17%
Total	100%	100%	100%	100%

Goldman Sachs September 2020 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, other/unrated loans include installment and credit card loans of $7.02 billion as of September 2020 and $6.61 billion as of December 2019 for which an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score (which measures a borrower’s creditworthiness by considering factors such as payment and credit history). FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores. The vast majority of the remaining loans of $9.92 billion as of September 2020 and $9.54 billion as of December 2019 included in the other/unrated category are secured. These loans primarily consist of wealth management loans backed by residential real estate and securities, and purchased real estate-backed loans. The firm’s risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 86% of loans as of September 2020 and 91% as of December 2019 that were rated pass/non-criticized.
Vintage.
The table below presents gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of September 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
2020	$ 2,355	$ 5,465	$ 146	$ 7,966
2019	995	7,005	–	8,000
2018	2,155	3,797	–	5,952
2017	891	3,276	–	4,167
2016	271	1,495	–	1,766
2015 or earlier	376	2,296	–	2,672
Revolving	3,541	13,428	91	17,060
Corporate	10,584	36,762	237	47,583
2020	372	239	–	611
2019	683	403	–	1,086
2018	413	76	–	489
2017	380	76	–	456
2016	22	21	–	43
2015 or earlier	519	265	–	784
Revolving	15,338	1,851	1,141	18,330
Wealth management	17,727	2,931	1,141	21,799
2020	538	2,217	45	2,800
2019	24	2,096	–	2,120
2018	213	2,170	16	2,399
2017	18	1,779	12	1,809
2016	–	186	9	195
2015 or earlier	–	819	491	1,310
Revolving	127	4,661	–	4,788
Commercial real estate	920	13,928	573	15,421
2020	530	1,063	90	1,683
2019	–	227	256	483
2018	–	143	369	512
2017	8	62	75	145
2016	–	2	–	2
2015 or earlier	–	–	84	84
Revolving	150	1,177	–	1,327
Residential real estate	688	2,674	874	4,236
2020	260	18	502	780
2019	–	76	64	140
2018	–	52	–	52
2017	–	9	–	9
Revolving	1,308	718	104	2,130
Other	1,568	873	670	3,111
Total	$31,487	$57,168	$3,495	$92,150
Percentage of total	34%	62%	4%	100%
In the table above, revolving loans which converted to term loans were not material as of September 2020.

37	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

	As of September 2020

$ in millions	Greater than or equal to 660	Less than 660	Total
2020	$1,116	$ 28	$1,144
2019	1,434	145	1,579
2018	984	185	1,169
2017	170	40	210
2016	8	2	10
Installment	3,712	400	4,112
Credit cards	2,175	733	2,908
Total consumer	$5,887	$1,133	$7,020
Percentage of total:
Installment	90%	10%	100%
Credit cards	75%	25%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of September 2020
Corporate	$ 51,465	61%	31%	8%	100%
Wealth management	29,836	90%	8%	2%	100%
Commercial real estate	18,377	68%	20%	12%	100%
Residential real estate	4,705	87%	11%	2%	100%
Consumer:
Installment	4,112	100%	–	–	100%
Credit cards	2,908	100%	–	–	100%
Other	4,154	82%	17%	1%	100%
Total	$115,557	74%	20%	6%	100%
As of December 2019
Corporate	$ 46,307	60%	31%	9%	100%
Wealth management	27,940	88%	9%	3%	100%
Commercial real estate	17,743	69%	21%	10%	100%
Residential real estate	6,958	90%	9%	1%	100%
Consumer:
Installment	4,747	100%	–	–	100%
Credit cards	1,858	100%	–	–	100%
Other	4,792	87%	12%	1%	100%
Total	$110,345	73%	21%	6%	100%
In the table above, EMEA represents Europe, Middle East and Africa.
The table below presents the concentration of gross corporate loans by industry.

	As of

$ in millions	September 2020	December 2019
Corporate, gross	$51,465	$46,307
Industry
Consumer & Retail	7%	7%
Diversified Industrials	22%	17%
Financial Institutions	10%	10%
Funds	9%	9%
Healthcare	7%	8%
Natural Resources & Utilities	12%	12%
Real Estate	7%	7%
Technology, Media & Telecommunications	17%	17%
Other (including Special Purpose Vehicles)	9%	13%
Total	100%	100%
The table below presents the firm’s credit exposure from originated installment and credit card loans and the concentration by the five most concentrated U.S. states.

	As of

$ in millions	September 2020	December 2019
Installment	$4,112	$4,747
California	12%	12%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	61%	61%
Total	100%	100%
Credit Cards	$2,908	$1,858
California	19%	21%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	52%	50%
Total	100%	100%
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
In response to the global outbreak of the coronavirus
(COVID-19)
pandemic, the firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. As of September 2020, the firm had $222 million of loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance.

Goldman Sachs September 2020 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of September 2020
Corporate	$ –	$295	$295
Wealth management	1	34	35
Commercial real estate	17	205	222
Residential real estate	4	16	20
Consumer:
Installment	44	14	58
Credit cards	27	24	51
Other	20	3	23
Total	$113	$591	$704
Total divided by gross loans at amortized cost			0.7%
As of December 2019
Corporate	$197	$ 42	$239
Wealth management	13	15	28
Commercial real estate	54	123	177
Residential real estate	19	18	37
Consumer:
Installment	71	29	100
Credit cards	35	4	39
Other	6	1	7
Total	$395	$232	$627
Total divided by gross loans at amortized cost			0.7%
The table below presents information about nonaccrual loans.

	As of

$ in millions	September 2020	December 2019
Corporate	$2,804	$1,122
Wealth management	47	52
Commercial real estate	446	175
Residential real estate	27	143
Installment	32	38
Other	187	–
Total	$3,543	$1,530
Total divided by gross loans at amortized cost	3.6%	1.7%
In the table above:

•	Nonaccrual loans included $496 million as of September 2020 and $429 million as of December 2019 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both September 2020 and December 2019.

•
Nonaccrual loans included $382 million as of September 2020 and $251 million as of December 2019 of corporate and commercial real estate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were not material as of both September 2020 and December 2019. Installment loans that were modified in a troubled debt restructuring were not material as of both September 2020 and December 2019.

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

39	Goldman Sachs September 2020 Form 10-Q

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	September 2020		December 2019

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$47,583	$116,362	$41,129	$127,226
Wealth management	21,799	2,278	20,116	2,198
Commercial real estate	15,421	3,089	12,803	3,207
Residential real estate	4,236	1,373	4,965	759
Other	3,111	4,057	3,396	3,029
Consumer
Installment	4,112	4	4,747	12
Credit cards	2,908	18,880	1,858	13,669
PCI	–	–	1,622	–
Total	$99,170	$146,043	$90,636	$150,100
In the table above, wholesale loans included $3.51 billion as of September 2020 and $1.49 billion as of December 2019 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $570 million as of September 2020 and $207 million as of December 2019. These loans included $838 million as of September 2020 and $754 million as of December 2019 of loans which did not require a reserve as the loan was deemed to be recoverable.
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
Installment loans are
charged-off
when they are 120 days past due. Credit card loans are
charged-off
when they are 180 days past due.

Goldman Sachs September 2020 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	PCI	Total
Nine Months Ended September 2020
Allowance for loan losses
Beginning balance, reported	$ 879	$ 393	$ 169	$1,441
Impact of CECL adoption	452	444	(169)	727
Beginning balance, adjusted	1,331	837	–	2,168
Net charge-offs	(501)	(230)	–	(731)
Provision	1,977	525	–	2,502
Other	(225)	–	–	(225)
Ending balance	$2,582	$1,132	$ –	$3,714
Allowance ratio	2.8%	16.1%	–	3.7%
Net charge-off ratio	0.7%	4.5%	–	1.0%
Allowance for losses on lending commitments
Beginning balance, reported	$ 361	$ –	$ –	$ 361
Impact of CECL adoption	(48)	–	–	(48)
Beginning balance, adjusted	313	–	–	313
Provision	302	–	–	302
Ending balance	$ 615	$ –	$ –	$ 615
Year Ended December 2019
Allowance for loan losses
Beginning balance	$ 658	$ 292	$ 116	$1,066
Net charge-offs	(121)	(317)	(52)	(490)
Provision	469	418	103	990
Other	(127)	–	2	(125)
Ending balance	$ 879	$ 393	$ 169	$1,441
Allowance ratio	1.1%	6.0%	10.4%	1.6%
Net charge-off ratio	0.2%	6.2%	3.2%	0.6%
Allowance for losses on lending commitments
Beginning balance	$ 286	$ –	$ –	$ 286
Provision	75	–	–	75
Ending balance	$ 361	$ –	$ –	$ 361
In the table above:

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing net charge-offs (annualized for interim periods) by average gross loans accounted for at amortized cost.
Allowance for Credit Losses Rollforward Commentary
Nine Months Ended September 2020.
The allowance for credit losses increased by $2.53 billion during the nine months ended September 2020.
The impact of CECL adoption for wholesale and consumer loans was driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and also considers forecasts of expected future economic conditions. The impact of CECL adoption for PCI loans was as a result of the firm electing to apply the fair value option for such loans.
The provision for credit losses for wholesale and consumer loans reflected the continued impact of the
COVID-19
pandemic on economic conditions, which resulted in higher modeled expected losses and lower recoveries. The allowance for loan losses ratio for wholesale loans increased to 2.8% as of September 2020 compared with 1.1% as of December 2019, while the allowance for loan losses ratio for consumer loans increased to 16.1% as of September 2020 compared with 6.0% as of December 2019. The increase in the allowance for loan losses ratios reflected both the impact of adopting the CECL standard, as well as higher provision for credit losses.
When modeling expected credit losses, the firm employs a weighted, multivariate forecast, which includes baseline, adverse and favorable economic scenarios. As of September 2020, the forecasted economic scenarios were most heavily weighted towards the baseline and adverse scenarios. The forecast model incorporated adjustments to reflect the impact of
COVID-19-related
concession programs on delinquency rates and also considered the impact of the CARES Act and other economic support programs provided by national governments.
The table below presents the forecasted range (across the baseline, adverse and favorable scenarios) of the U.S. unemployment and U.S. GDP growth rates used in the forecast model as of September 2020.

	U.S. Unemployment Rate	Growth/(Decline) in U.S. GDP
Forecast for the quarter ended:
December 2020	7.0% to 11.8%	(0.3)% to (8.2)%
June 2021	5.5% to 11.6%	3.5% to (8.0)%
December 2021	4.6% to 8.6%	6.3% to (2.6)%
In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth/(decline) in U.S. GDP represents the change in quarterly U.S. GDP relative to the U.S. GDP for the fourth quarter of 2019 (pre-pandemic levels).

•	Recovery of quarterly U.S. GDP to its pre-pandemic levels in the three scenarios ranges from the quarters ending March 2021 to September 2022.

•
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

41	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In addition, the provision for credit losses for wholesale loans was impacted by asset-specific provisions and ratings downgrades primarily related to borrowers in the technology, media & communications, diversified industrials, and natural resources industries. Besides the weaker economic outlook related to the
COVID-19
pandemic, the provision for credit losses for consumer loans for the nine months ended September 2020 was also impacted by the continued seasoning of the credit card portfolio.
Net charge-offs for the nine months ended September 2020 for wholesale loans were substantially all related to corporate loans and net charge-offs for consumer loans were primarily related to installment loans.
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
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2020
Loan Type
Corporate	$ –	$ 1,853	$1,003	$ 2,856
Wealth management	–	7,977	60	8,037
Commercial real estate	–	814	1,166	1,980
Residential real estate	–	177	269	446
Other	–	233	329	562
Total	$ –	$11,054	$2,827	$13,881
As of December 2019
Loan Type
Corporate	$ –	$ 2,472	$ 752	$ 3,224
Wealth management	–	7,764	60	7,824
Commercial real estate	–	1,285	591	1,876
Residential real estate	–	571	221	792
Other	–	404	266	670
Total	$ –	$12,496	$1,890	$14,386
The gains as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $64 million for the three months ended September 2020, $102 million for the three months ended September 2019, $49 million for the nine months ended September 2020, and $404 million for the nine months ended September 2019. These gains were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.
Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

Level 3 Assets and Range of Significant Unobservable Inputs (Weighted Average) as of

$ in millions	September 2020		December 2019
Corporate
Level 3 assets	$1,003		$752
Yield	2.1% to 24.4% (8.9%	)	1.9% to 26.3% (9.5%	)
Recovery rate	15.0% to 70.0% (37.5%	)	13.5% to 78.0% (44.4%	)
Duration (years)	3.0 to 5.5 (4.2)		3.7 to 5.8 (3.9)
Commercial real estate
Level 3 assets	$1,166		$591
Yield	4.5% to 26.3% (11.1%	)	7.0% to 16.0% (9.3%	)
Recovery rate	3.3% to 98.3% (69.0%	)	5.9% to 85.2% (48.6%	)
Duration (years)	0.1 to 4.3 (2.8)		0.2 to 5.3 (3.5)
Residential real estate
Level 3 assets	$269		$221
Yield	1.5% to 14.0% (11.9%	)	1.1% to 14.0% (11.5%	)
Duration (years)	0.7 to 3.1 (1.7)		1.1 to 4.8 (4.0)
Wealth management and other
Level 3 assets	$389		$326
Yield	9.0% to 18.7% (9.7%	)	3.9% to 16.0% (9.9%	)
Duration (years)	1.0 to 5.2 (3.0)		1.6 to 6.7 (3.7)
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2020 and December 2019. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.

Goldman Sachs September 2020 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Beginning balance	$2,659	$2,107	$1,890	$1,990
Net realized gains/(losses)	23	19	60	55
Net unrealized gains/(losses)	76	(10)	34	34
Purchases	181	55	557	134
Sales	(17)	(71)	(31)	(24)
Settlements	(221)	(242)	(567)	(600)
Transfers into level 3	166	126	928	477
Transfers out of level 3	(40)	(46)	(44)	(128)
Ending balance	$2,827	$1,938	$2,827	$1,938
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Corporate
Beginning balance	$ 939	$ 873	$ 752	$ 659
Net realized gains/(losses)	7	6	14	7
Net unrealized gains/(losses)	1	(23)	(5)	(29)
Purchases	132	48	184	111
Sales	(9)	(67)	(18)	(14)
Settlements	(58)	(124)	(110)	(220)
Transfers into level 3	23	51	230	248
Transfers out of level 3	(32)	(42)	(44)	(40)
Ending balance	$1,003	$ 722	$1,003	$ 722
Commercial real estate
Beginning balance	$1,084	$ 642	$ 591	$ 677
Net realized gains/(losses)	11	7	38	18
Net unrealized gains/(losses)	43	(15)	4	(2)
Purchases	40	2	323	12
Sales	(5)	(3)	(10)	(6)
Settlements	(120)	(68)	(278)	(200)
Transfers into level 3	121	34	498	100
Transfers out of level 3	(8)	(1)	–	(1)
Ending balance	$1,166	$ 598	$1,166	$ 598
Residential real estate
Beginning balance	$ 268	$ 174	$ 221	$ 290
Net realized gains/(losses)	3	2	7	11
Net unrealized gains/(losses)	11	8	8	21
Purchases	1	5	43	11
Sales	(2)	(1)	(2)	(4)
Settlements	(22)	(19)	(57)	(76)
Transfers into level 3	10	41	49	41
Transfers out of level 3	–	(3)	–	(87)
Ending balance	$ 269	$ 207	$ 269	$ 207
Wealth management and other
Beginning balance	$ 368	$ 418	$ 326	$ 364
Net realized gains/(losses)	2	4	1	19
Net unrealized gains/(losses)	21	20	27	44
Purchases	8	–	7	–
Sales	(1)	–	(1)	–
Settlements	(21)	(31)	(122)	(104)
Transfers into level 3	12	–	151	88
Ending balance	$ 389	$ 411	$ 389	$ 411
Level 3 Rollforward Commentary
Three Months Ended September 2020.
The net realized and unrealized gains on level 3 loans of $99 million (reflecting $23 million of net realized gains and $76 million of net unrealized gains) for the three months ended September 2020 included gains of $86 million reported in other principal transactions and $13 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended September 2020 were not material.

43	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 loans during the three months ended September 2020 primarily reflected transfers of certain loans backed by commercial real estate from level 2, principally due to certain unobservable inputs becoming significant to the valuation of these instruments
,
and transfers of certain other loans backed by commercial real estate from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 loans during the three months ended September 2020 were not material.
Nine Months Ended September 2020.
The net realized and unrealized gains on level 3 loans of $94 million (reflecting $60 million of net realized gains and $34 million of net unrealized gains) for the nine months ended September 2020 included gains of $70 million reported in other principal transactions and $24 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the nine months ended September 2020 were not material.
Transfers into level 3 loans during the nine months ended September 2020 primarily reflected transfers of certain loans backed by commercial real estate, corporate loans and wealth management and other loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
The drivers of transfers out of level 3 loans during the nine months ended September 2020 were not material.
Three Months Ended September 2019.
The net realized and unrealized gains on level 3 loans of $9 million (reflecting $19 million of net realized gains and $10 million of net unrealized losses) for the three months ended September 2019 included gains/(losses) of $(7) million reported in other principal transactions and $16 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended September 2019 were not material.
The drivers of both transfers into level 3 loans and transfers out of level 3 loans during the three months ended September 2019 were not material.
Nine Months Ended September 2019.
The net realized and unrealized gains on level 3 loans of $89 million (reflecting $55 million of net realized gains and $34 million of net unrealized gains) for the nine months ended September 2019 included gains of $56 million reported in other principal transactions and $33 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the nine months ended September 2019 were not material.
Transfers into level 3 loans during the nine months ended September 2019 primarily reflected transfers of certain corporate, commercial real estate, and wealth management and other loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 loans during the nine months ended September 2019 primarily reflected transfers of certain loans backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of September 2020
Amortized cost	$95,456	$43,823	$52,792	$96,615
Held for sale	$ 2,506	$ 1,438	$ 1,075	$ 2,513
As of December 2019
Amortized cost	$89,195	$52,091	$37,095	$89,186
Held for sale	$ 5,323	$ 4,157	$ 1,252	$ 5,409

Goldman Sachs September 2020 Form 10-Q	44

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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2020
Assets
Resale agreements	$ –	$ 101,277	$ –	$ 101,277
Securities borrowed	–	31,680	–	31,680
Customer and other receivables	–	60	–	60
Total	$ –	$ 133,017	$ –	$ 133,017
Liabilities
Deposits	$ –	$ (14,251)	$ (4,150)	$ (18,401)
Repurchase agreements	–	(101,277)	(2)	(101,279)
Securities loaned	–	(1,060)	–	(1,060)
Other secured financings	–	(20,502)	(3,063)	(23,565)
Unsecured borrowings:
Short-term	–	(18,356)	(7,574)	(25,930)
Long-term	–	(27,548)	(12,780)	(40,328)
Other liabilities	–	(1)	(335)	(336)
Total	$ –	$(182,995)	$(27,904)	$(210,899)
As of December 2019
Assets
Resale agreements	$ –	$ 85,691	$ –	$ 85,691
Securities borrowed	–	26,279	–	26,279
Customer and other receivables	–	53	–	53
Total	$ –	$ 112,023	$ –	$ 112,023
Liabilities
Deposits	$ –	$ (13,742)	$ (4,023)	$ (17,765)
Repurchase agreements	–	(117,726)	(30)	(117,756)
Securities loaned	–	(714)	–	(714)
Other secured financings	–	(17,685)	(386)	(18,071)
Unsecured borrowings:
Short-term	–	(20,300)	(5,707)	(26,007)
Long-term	–	(32,920)	(10,741)	(43,661)
Other liabilities	–	(1)	(149)	(150)
Total	$ –	$ (203,088)	$ (21,036)	$ (224,124)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both September 2020 and December 2019.

45	Goldman Sachs September 2020 Form 10-Q

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
As of September 2020:

•	Yield: 1.5% to 7.1% (weighted average: 3.1%)

•	Duration: 0.9 to 8.3 years (weighted average: 4.2 years)
As of December 2019:

•	Yield: 3.3% to 4.2% (weighted average: 3.5%)

•	Duration: 0.6 to 2.1 years (weighted average: 1.0 year)
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
Repurchase Agreements.
As of both September 2020 and December 2019, the firm’s level 3 repurchase agreements were not material.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Beginning balance	$(25,963)	$(20,819)	$(21,036)	$(19,397)
Net realized gains/(losses)	(112)	(135)	(244)	(307)
Net unrealized gains/(losses)	(354)	(185)	347	(1,839)
Issuances	(6,974)	(3,964)	(18,633)	(8,693)
Settlements	6,911	3,910	14,348	9,509
Transfers into level 3	(1,756)	(570)	(2,857)	(1,112)
Transfers out of level 3	344	670	171	746
Ending balance	$(27,904)	$(21,093)	$(27,904)	$(21,093)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

Goldman Sachs September 2020 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Deposits
Beginning balance	$ (4,217)	$ (3,622)	$ (4,023)	$ (3,168)
Net realized gains/(losses)	(4)	–	–	(3)
Net unrealized gains/(losses)	(68)	(129)	(142)	(398)
Issuances	(124)	(267)	(4,054)	(661)
Settlements	235	150	4,083	272
Transfers into level 3	(38)	(136)	(69)	(59)
Transfers out of level 3	66	58	55	71
Ending balance	$ (4,150)	$ (3,946)	$ (4,150)	$ (3,946)
Repurchase agreements
Beginning balance	$ (10)	$ (28)	$ (30)	$ (29)
Net unrealized gains/(losses)	–	1	(2)	(2)
Settlements	8	2	30	6
Ending balance	$ (2)	$ (25)	$ (2)	$ (25)
Other secured financings
Beginning balance	$ (1,773)	$ (202)	$ (386)	$ (170)
Net realized gains/(losses)	7	4	13	19
Net unrealized gains/(losses)	(67)	(5)	(12)	(24)
Issuances	(10)	(1)	(847)	(20)
Settlements	79	3	332	14
Transfers into level 3	(1,299)	(133)	(2,163)	(153)
Ending balance	$ (3,063)	$ (334)	$ (3,063)	$ (334)
Unsecured short-term borrowings
Beginning balance	$ (6,806)	$ (5,026)	$ (5,707)	$ (4,076)
Net realized gains/(losses)	(58)	(50)	(109)	(99)
Net unrealized gains/(losses)	(42)	34	458	(238)
Issuances	(4,879)	(2,147)	(7,605)	(4,085)
Settlements	4,295	1,982	5,571	3,270
Transfers into level 3	(280)	(159)	(234)	(217)
Transfers out of level 3	196	383	52	462
Ending balance	$ (7,574)	$ (4,983)	$ (7,574)	$ (4,983)
Unsecured long-term borrowings
Beginning balance	$(12,837)	$(11,769)	$(10,741)	$(11,823)
Net realized gains/(losses)	(64)	(96)	(171)	(244)
Net unrealized gains/(losses)	(167)	(60)	225	(1,110)
Issuances	(1,949)	(1,542)	(6,099)	(3,907)
Settlements	2,294	1,773	4,332	5,947
Transfers into level 3	(139)	(142)	(390)	(683)
Transfers out of level 3	82	229	64	213
Ending balance	$(12,780)	$(11,607)	$(12,780)	$(11,607)
Other liabilities
Beginning balance	$ (320)	$ (172)	$ (149)	$ (131)
Net realized gains/(losses)	7	7	23	20
Net unrealized gains/(losses)	(10)	(26)	(180)	(67)
Issuances	(12)	(7)	(28)	(20)
Transfers into level 3	–	–	(1)	–
Ending balance	$ (335)	$ (198)	$ (335)	$ (198)
Level 3 Rollforward Commentary
Three Months Ended September 2020.
The net realized and unrealized losses on level 3 other financial liabilities of $466 million (reflecting $112 million of net realized losses and $354 million of net unrealized losses) for the three months ended September 2020 included losses of $289 million reported in market making, $32 million reported in other principal transactions and $7 million reported in interest expense in the consolidated statements of earnings, and $138 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended September 2020 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings, principally due to an increase in global equity prices, and losses on certain hybrid financial instruments included in deposits and other secured financings, principally due to an increase in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during the three months ended September 2020 primarily reflected transfers of certain other secured financings from level 2, principally due to reduced price transparency of certain yield and duration inputs used to value these instruments, and certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2, principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended September 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments.
Nine Months Ended September 2020.
The net realized and unrealized gains on level 3 other financial liabilities of $103 million (reflecting $244 million of net realized losses and $347 million of net unrealized gains) for the nine months ended September 2020 included gains/(losses) of $(38) million reported in market making, $27 million reported in other principal transactions and $(12) million reported in interest expense in the consolidated statements of earnings, and $126 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the nine months ended September 2020 primarily reflected gains on certain hybrid financial instruments included in unsecured short- and long-term borrowings, principally due to a decrease in global equity prices, partially offset by losses on certain other liabilities and hybrid financial instruments included in deposits, principally due to an increase in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during the nine months ended September 2020 primarily reflected transfers of certain other secured financings from level 2, principally due to reduced price transparency of certain yield and duration inputs used to value these instruments, and certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2, principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments.

47	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The drivers of transfers out of level 3 other financial liabilities during the nine months ended September 2020 to level 2 were not material.
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
Transfers into level 3 other financial liabilities during the three months ended September 2019 reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings and deposits from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments, and transfers of certain hybrid financial instruments included in other secured financings from level 2, principally due to reduced transparency of certain yield inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during the three months ended September 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2, principally due to increased transparency of certain volatility and correlation inputs used to value these instruments.
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
Transfers into level 3 other financial liabilities during the nine months ended September 2019 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments.
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

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Unsecured short-term borrowings	$ (406)	$ (293)	$ 1,723	$(2,378)
Unsecured long-term borrowings	(143)	(929)	(1,166)	(5,078)
Other	(152)	(152)	(246)	(912)
Total	$ (701)	$(1,374)	$ 311	$(8,368)
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for each of the three and nine months ended September 2020 and September 2019. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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

Goldman Sachs September 2020 Form 10-Q	48

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both September 2020 and December 2019.
The difference between the aggregate contractual principal amount and the related fair value of unsecured long-term borrowings for which the fair value option was elected was not material as of September 2020, and the fair value exceeded the aggregate contractual principal amount by $199 million as of December 2019. The amounts above include both principal-protected and non-principal-protected
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

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
DVA (pre-tax)	$(357)	$372	$576	$(1,930)
DVA (net of tax)	$(268)	$278	$428	$(1,450)
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and nine months ended September 2020 and September 2019.

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans on the consolidated balance sheets) for which the fair value option was elected.

	As of

$ in millions	September 2020	December 2019
Performing loans
Aggregate contractual principal in excess of fair value	$ 1,096	$ 809
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$10,296	$6,703
Aggregate fair value	$ 3,103	$2,776
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $22 million as of September 2020 and $24 million as of December 2019, and the related total contractual amount of these lending commitments was $1.58 billion as of September 2020 and $1.55 billion as of December 2019. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $73 million for the three months ended September 2020, $(22) million for the three months ended September 2019, $(151) million for the nine months ended September 2020 and $161 million for the nine months ended September 2019. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

49	Goldman Sachs September 2020 Form 10-Q

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
The table below presents the carrying value of resale and repurchase agreements and securities borrowed and loaned transactions.

	As of

$ in millions	September 2020	December 2019
Resale agreements	$101,277	$ 85,691
Securities borrowed	$127,391	$136,071
Repurchase agreements	$101,279	$117,756
Securities loaned	$ 17,288	$ 14,985
In the table above:

•
Resale agreements and repurchase agreements are carried at fair value under the fair value option. See Note 4 for further information about the valuation techniques and significant inputs used to determine fair value.

•
Securities borrowed of $31.68 billion as of September 2020 and $26.28 billion as of December 2019, and securities loaned of $1.06 billion as of September 2020 and $714 million as of December 2019 were at fair value.

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

Goldman Sachs September 2020 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Securities borrowed and loaned within FICC financing are recorded at fair value under the fair value option. See Note 10 for further information about securities borrowed and loaned accounted for at fair value.
Securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2020 and December 2019.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2020
Included in the consolidated balance sheets
Gross carrying value	$167,540	$ 131,829	$ 167,542	$ 21,726
Counterparty netting	(66,263)	(4,438)	(66,263)	(4,438)
Total	101,277	127,391	101,279	17,288
Amounts not offset
Counterparty netting	(8,789)	(2,776)	(8,789)	(2,776)
Collateral	(90,529)	(115,734)	(91,651)	(14,311)
Total	$ 1,959	$ 8,881	$ 839	$ 201
As of December 2019
Included in the consolidated balance sheets
Gross carrying value	$152,982	$ 140,677	$ 185,047	$ 19,591
Counterparty netting	(67,291)	(4,606)	(67,291)	(4,606)
Total	85,691	136,071	117,756	14,985
Amounts not offset
Counterparty netting	(3,058)	(2,211)	(3,058)	(2,211)
Collateral	(78,528)	(127,901)	(114,065)	(12,614)
Total	$ 4,105	$ 5,959	$ 633	$ 160
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

$ in millions	Repurchase agreements	Securities loaned
As of September 2020
Money market instruments	$ 917	$ –
U.S. government and agency obligations	87,602	–
Non-U.S. government and agency obligations	57,060	1,045
Securities backed by commercial real estate	66	–
Securities backed by residential real estate	288	–
Corporate debt securities	8,201	64
State and municipal obligations	21	–
Other debt obligations	18	–
Equity securities	13,369	20,617
Total	$167,542	$21,726
As of December 2019
Money market instruments	$ 158	$ –
U.S. government and agency obligations	112,903	–
Non-U.S. government and agency obligations	55,575	1,051
Securities backed by commercial real estate	210	–
Securities backed by residential real estate	1,079	–
Corporate debt securities	6,857	122
State and municipal obligations	242	–
Other debt obligations	196	–
Equity securities	7,827	18,418
Total	$185,047	$19,591
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2020

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$103,365	$15,082
2 - 30 days	33,042	3,175
31 - 90 days	8,822	–
91 days - 1 year	19,473	3,469
Greater than 1 year	2,840	–
Total	$167,542	$21,726
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

51	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Other Secured Financings
In addition to repurchase agreements and securities loaned transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings include:

•	Liabilities of consolidated VIEs;

•	Transfers of assets accounted for as financings rather than sales (e.g., pledged commodities, bank loans and mortgage whole loans); and

•	Other structured financing arrangements.
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $13.03 billion as of September 2020 and $10.91 billion as of December 2019.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of September 2020 and primarily classified in level 2 as of December 2019.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2020
Other secured financings (short-term):
At fair value	$ 5,109	$ 6,619	$11,728
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,693	5,144	11,837
At amortized cost	716	700	1,416
Total other secured financings	$12,518	$12,463	$24,981
Other secured financings collateralized by:
Financial instruments	$ 5,285	$10,105	$15,390
Other assets	$ 7,233	$ 2,358	$ 9,591
As of December 2019
Other secured financings (short-term):
At fair value	$ 2,754	$ 4,441	$ 7,195
At amortized cost	129	–	129
Other secured financings (long-term):
At fair value	7,402	3,474	10,876
At amortized cost	397	680	1,077
Total other secured financings	$10,682	$ 8,595	$19,277
Other secured financings collateralized by:
Financial instruments	$ 4,826	$ 7,189	$12,015
Other assets	$ 5,856	$ 1,406	$ 7,262
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

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 1.13% as of September 2020 and 2.79% as of December 2019. These rates include the effect of hedging activities.

•
Total other secured financings included $2.03 billion as of September 2020 and $2.16 billion as of December 2019 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.04 billion as of September 2020 and $2.21 billion as of December 2019.

Goldman Sachs September 2020 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
Other secured financings collateralized by financial instruments included $10.70 billion as of September 2020 and $9.09 billion as of December 2019 of other secured financings collateralized by trading assets, investments and loans, and included $4.69 billion as of September 2020 and $2.93 billion as of December 2019 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of September 2020
Other secured financings (short-term)	$11,728
Other secured financings (long-term):
2021	1,090
2022	3,800
2023	1,741
2024	1,499
2025	892
2026 - thereafter	4,231
Total other secured financings (long-term)	13,253
Total other secured financings	$24,981
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

	As of

$ in millions	September 2020	December 2019
Collateral available to be delivered or repledged	$745,992	$661,490
Collateral that was delivered or repledged	$604,615	$558,634
The table below presents information about assets pledged.

As of

$ in millions	September 2020	December 2019
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 80,268	$ 66,605
Investments	$ 14,244	$ 10,968
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$110,700	$101,578
Investments	$ 2,825	$ 849
Loans	$ 8,076	$ 6,628
Other assets	$ 15,488	$ 12,337
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $40.30 billion as of September 2020 and $26.76 billion as of December 2019.

53	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 12.
Other Assets

The table below presents other assets by type.

	As of

$ in millions	September 2020	December 2019
Property, leasehold improvements and equipment	$23,515	$21,886
Goodwill and identifiable intangible assets	4,965	4,837
Operating lease right-of-use assets	2,268	2,360
Income tax-related assets	2,543	2,068
Miscellaneous receivables and other	4,683	3,731
Total	$37,974	$34,882
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $10.04 billion as of September 2020 and $9.95 billion as of December 2019. Property, leasehold improvements and equipment included $6.49 billion as of September 2020 and $6.16 billion as of December 2019 that the firm uses in connection with its operations, and $346 million as of September 2020 and $521 million as of December 2019 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during the three months ended September 2020 and there were $132 million of impairments during the nine months ended September 2020. There were no material impairments during both the three and nine months ended September 2019.
Goodwill and Identifiable Intangible Assets
Goodwill.
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	September 2020	December 2019
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,645	2,508
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,333	$4,196
In the table above, the increase in goodwill in Equities from December 2019 to September 2020 reflects the acquisition of Folio Financial, Inc. in September 2020.
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

Goldman Sachs September 2020 Form 10-Q	54

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
During the first half of 2020, the outbreak of the
COVID-19
pandemic broadly impacted the operating environment. Uncertainty about the
COVID-19
pandemic and its continued impact persisted throughout the third quarter of 2020. However, the operating environment continued to recover from the earlier declines in economic and market conditions. Multiple factors, including performance indicators, firm and industry events, macroeconomic indicators and fair value indicators, were qualitatively assessed in the third quarter of 2020 with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the quantitative test performed in the fourth quarter of 2019. Net revenues for the third quarter of 2020 were strong across the firm’s business segments and their respective reporting units, reflecting the improvement in the operating environment. Based on the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value, and that the impact of the
COVID-19
pandemic through the end of the third quarter of 2020 was not a triggering event to perform a quantitative test.
Identifiable Intangible Assets.
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	September 2020	December 2019
By Reporting Unit
Global Markets:
FICC	$ 2	$ 3
Equities	46	–
Asset Management	264	265
Consumer & Wealth Management:
Consumer banking	6	7
Wealth management	314	366
Total	$ 632	$ 641
By Type
Customer lists
Gross carrying value	$ 1,478	$ 1,427
Accumulated amortization	(1,078)	(1,044)
Net carrying value	400	383
Acquired leases and other
Gross carrying value	685	790
Accumulated amortization	(453)	(532)
Net carrying value	232	258
Total gross carrying value	2,163	2,217
Total accumulated amortization	(1,531)	(1,576)
Total net carrying value	$ 632	$ 641
The firm acquired $125 million of intangible assets during the nine months ended September 2020, primarily related to acquired leases and customer lists, with a weighted average amortization period of 11 years. The firm acquired $515 million of intangible assets during 2019, primarily related to customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Amortization	$40	$52	$117	$134

$ in millions	As of September 2020
Estimated future amortization
Remainder of 2020	$ 30
2021	$105
2022	$ 88
2023	$ 80
2024	$ 64
2025	$ 45

55	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm tests intangible assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and nine months ended September 2020 and September 2019.
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
An operating lease
right-of-use
asset is initially determined
based
on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $152 million for the nine months ended September 2020 and $885 million (primarily related to the firm’s new European headquarters in London) for the nine months ended September 2019 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during both the nine months ended September 2020 and September 2019.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $684 million as of September 2020 and $606 million as of December 2019.

•
Assets classified as held for sale of $1.33 billion as of September 2020 and $470 million as of December 2019 related to the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2020
Consumer deposits	$ 64,645	$30,913	$ 95,558
Private bank deposits	63,944	1,608	65,552
Brokered certificates of deposit	–	34,609	34,609
Deposit sweep programs	22,987	–	22,987
Transaction banking	27,582	181	27,763
Other deposits	–	14,765	14,765
Total	$179,158	$82,076	$261,234
As of December 2019
Consumer deposits	$ 44,973	$15,023	$ 59,996
Private bank deposits	53,726	2,087	55,813
Brokered certificates of deposit	–	39,449	39,449
Deposit sweep programs	17,760	–	17,760
Transaction banking	2,291	235	2,526
Other deposits	–	14,475	14,475
Total	$118,750	$71,269	$190,019
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $18.40 billion as of September 2020 and $17.77 billion as of December 2019 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.3 years as of September 2020 and 1.7 years as of December 2019.

•
Deposit sweep programs represent long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of September 2020, the firm had 12 such deposit sweep program agreements.

Goldman Sachs September 2020 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $126.88 billion as of September 2020 and $103.98 billion as of December 2019.

•	Deposits insured by the U.K.’s Financial Services Compensation Scheme were $24.99 billion as of September 2020 and $15.86 billion as of December 2019.
The table below presents the location of deposits.

	As of

$ in millions	September 2020	December 2019
U.S. offices	$208,102	$150,759
Non-U.S. offices	53,132	39,260
Total	$261,234	$190,019
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of September 2020

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2020	$10,905	$ 5,701	$16,606
2021	30,803	8,354	39,157
2022	9,864	85	9,949
2023	6,439	120	6,559
2024	4,168	130	4,298
2025	2,104	250	2,354
2026 - thereafter	2,200	953	3,153
Total	$66,483	$15,593	$82,076
As of September 2020, deposits in U.S. offices included $12.92 billion and deposits in
non-U.S.
offices included $13.41 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2020 and December 2019. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2020 and December 2019.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	September 2020	December 2019
Unsecured short-term borrowings	$ 48,028	$ 48,287
Unsecured long-term borrowings	213,936	207,076
Total	$261,964	$255,363
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2020 and December 2019.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	September 2020	December 2019
Current portion of unsecured long-term borrowings	$26,833	$30,636
Hybrid financial instruments	18,065	15,814
Commercial paper	1,098	–
Other unsecured short-term borrowings	2,032	1,837
Total unsecured short-term borrowings	$48,028	$48,287
Weighted average interest rate	2.03%	2.71%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

57	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2020
Fixed-rate obligations	$100,104	$40,078	$140,182
Floating-rate obligations	42,825	30,929	73,754
Total	$142,929	$71,007	$213,936
As of December 2019
Fixed-rate obligations	$ 92,846	$36,185	$129,031
Floating-rate obligations	47,850	30,195	78,045
Total	$140,696	$66,380	$207,076
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2067.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•
U.S. dollar-denominated debt had interest rates ranging from 2.00% to 9.30% (with a weighted average rate of 4.18%) as of September 2020 and 2.00% to 10.04% (with a weighted average rate of 3.82%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 2.32%) as of September 2020 and 0.13% to 13.00% (with a weighted average rate of 2.33%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of September 2020
2021	$ 9,062
2022	26,512
2023	29,746
2024	19,727
2025	26,433
2026 - thereafter	102,456
Total	$213,936
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

•
Unsecured long-term borrowings included $13.55 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $145 million in 2021, $(14) million in 2022, $252 million in 2023, $738 million in 2024, $979 million in 2025, and $11.45 billion in 2026 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs September 2020 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	September 2020	December 2019
Fixed-rate obligations:
At fair value	$ 1,429	$ 725
At amortized cost	30,909	47,577
Floating-rate obligations:
At fair value	38,899	42,936
At amortized cost	142,699	115,838
Total	$213,936	$207,076
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.06% (3.61% related to fixed-rate obligations and 1.70% related to floating-rate obligations) as of September 2020 and 2.87% (3.77% related to fixed-rate obligations and 2.48% related to floating-rate obligations) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
As of both September 2020 and December 2019, the carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option approximated fair value. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2020 and December 2019.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2021 to 2045 as of both September 2020 and December 2019. Subordinated debt that matures within one year is included in unsecured short-term borrowings.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2020
Subordinated debt	$14,019	$18,987	1.83%
Junior subordinated debt	968	1,477	1.39%
Total	$14,987	$20,464	1.80%
As of December 2019
Subordinated debt	$14,041	$16,980	3.46%
Junior subordinated debt	976	1,328	2.85%
Total	$15,017	$18,308	3.42%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of September 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. As of December 2019, the outstanding par amount of junior subordinated debt held by the Trust was $976 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $947 million and $29 million, respectively.
During the nine months ended September 2020, the firm purchased Trust Preferred securities with a par amount and a carrying value of $7.9 million and $11.0 million and delivered these securities, along with $0.2 million of common beneficial interests, to the Trust in a non-cash
exchange for junior subordinated debt with a par amount and carrying value of $8.1 million and $12.5 million, respectively. Following the exchange, these Trust Preferred securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

59	Goldman Sachs September 2020 Form 10-Q

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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	September 2020	December 2019
Compensation and benefits	$ 7,233	$ 6,889
Income tax-related liabilities	3,111	2,947
Operating lease liabilities	2,268	2,385
Noncontrolling interests	1,668	1,713
Employee interests in consolidated funds	53	81
Accrued expenses and other	8,832	7,636
Total	$23,165	$21,651
In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm in connection with its contracts with clients, prior to providing the service. As of both September 2020 and December 2019, the firm’s contract liabilities were not material.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of September 2020
Remainder of 2020	$ 70
2021	326
2022	290
2023	255
2024	237
2025	208
2026 - thereafter	1,856
Total undiscounted lease payments	3,242
Imputed interest	(974)
Total operating lease liabilities	$ 2,268
Weighted average remaining lease term	16 years
Weighted average discount rate	4.12%
As of December 2019
2020	$ 384
2021	308
2022	268
2023	235
2024	219
2025 - thereafter	2,566
Total undiscounted lease payments	3,980
Imputed interest	(1,595)
Total operating lease liabilities	$ 2,385
Weighted average remaining lease term	18 years
Weighted average discount rate	5.02%

Goldman Sachs September 2020 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02
and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $116 million for the three months ended September 2020, $132 million for the three months ended September 2019, $339 million for the nine months ended September 2020 and $374 million for the nine months ended September 2019. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September 2020 and September 2019.
Operating lease liabilities include obligations for office space held in excess of current requirements. Operating lease costs relating to space held for growth is included in occupancy expenses. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the nine months ended September 2020 and September 2019.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced as of September 2020, were not material.
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
The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. Interests accounted for at fair value are primarily classified in level 2 of the fair value hierarchy. Interests not accounted for at fair value are carried at amounts that approximate fair value. See Notes 4 through 10 for further information about fair value measurements.
The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Residential mortgages	$ 7,717	$ 4,955	$15,725	$10,258
Commercial mortgages	6,279	5,134	14,062	8,169
Other financial assets	66	218	1,189	564
Total financial assets securitized	$14,062	$10,307	$30,976	$18,991
Retained interests cash flows	$ 130	$ 91	$ 274	$ 267
In the table above, financial assets securitized included assets of $132 million during the three months ended September 2020, $185 million during the three months ended September 2019, $435 million during the nine months ended September 2020 and $391 million during the nine months ended September 2019, which were securitized in a non-cash
exchange for loans and investments.

61	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2020
U.S. government agency-issued CMOs	$21,836	$1,606	$ 4
Other residential mortgage-backed	24,610	1,316	25
Other commercial mortgage-backed	35,442	767	30
Corporate debt and other asset-backed	4,094	159	10
Total	$85,982	$3,848	$69
As of December 2019
U.S. government agency-issued CMOs	$14,328	$1,530	$ 3
Other residential mortgage-backed	24,166	1,078	24
Other commercial mortgage-backed	25,588	615	6
Corporate debt and other asset-backed	3,612	149	–
Total	$67,694	$3,372	$33
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $3.85 billion as of September 2020 and $3.35 billion as of December 2019.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $83 million as of September 2020 and $57 million as of December 2019, and the notional amount of these derivatives and commitments was $1.47 billion as of September 2020 and $1.20 billion as of December 2019. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	September 2020	December 2019
Fair value of retained interests	$ 3,688	$ 3,198
Weighted average life (years)	4.7	6.0
Constant prepayment rate	16.0%	12.9%
Impact of 10% adverse change	$ (28)	$ (22)
Impact of 20% adverse change	$ (52)	$ (42)
Discount rate	4.7%	4.7%
Impact of 10% adverse change	$ (53)	$ (59)
Impact of 20% adverse change	$ (104)	$ (117)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $159 million and a weighted average life of 2.6 years as of September 2020, and a fair value of $149 million and a weighted average life of 3.3 years as of December 2019. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2020 and December 2019. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $159 million as of September 2020 and $149 million as of December 2019.

Goldman Sachs September 2020 Form 10-Q	62

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

63	Goldman Sachs September 2020 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	September 2020	December 2019
Total nonconsolidated VIEs
Assets in VIEs	$145,175	$128,069
Carrying value of variable interests — assets	$ 9,746	$ 9,526
Carrying value of variable interests — liabilities	$ 978	$ 619
Maximum exposure to loss:
Retained interests	$ 3,848	$ 3,372
Purchased interests	1,630	901
Commitments and guarantees	2,806	2,697
Derivatives	8,653	9,010
Debt and equity	3,878	4,806
Total	$ 20,815	$ 20,786
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	September 2020	December 2019
Mortgage-backed
Assets in VIEs	$93,867	$75,354
Carrying value of variable interests — assets	$ 4,467	$ 3,830
Maximum exposure to loss:
Retained interests	$ 3,689	$ 3,223
Purchased interests	778	607
Commitments and guarantees	45	50
Derivatives	376	66
Total	$ 4,888	$ 3,946
Real estate, credit- and power-related and other investing
Assets in VIEs	$20,696	$19,602
Carrying value of variable interests — assets	$ 3,204	$ 3,243
Carrying value of variable interests — liabilities	$ 10	$ 7
Maximum exposure to loss:
Commitments and guarantees	$ 1,304	$ 1,213
Derivatives	85	92
Debt and equity	3,204	3,238
Total	$ 4,593	$ 4,543
Corporate debt and other asset-backed
Assets in VIEs	$14,990	$16,248
Carrying value of variable interests — assets	$ 1,666	$ 2,040
Carrying value of variable interests — liabilities	$ 968	$ 612
Maximum exposure to loss:
Retained interests	$ 159	$ 149
Purchased interests	852	294
Commitments and guarantees	1,378	1,374
Derivatives	8,189	8,849
Debt and equity	265	1,155
Total	$10,843	$11,821
Investments in funds
Assets in VIEs	$15,622	$16,865
Carrying value of variable interests — assets	$ 409	$ 413
Maximum exposure to loss:
Commitments and guarantees	$ 79	$ 60
Derivatives	3	3
Debt and equity	409	413
Total	$ 491	$ 476

Goldman Sachs September 2020 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of both September 2020 and December 2019, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets were primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in loans and investments and liabilities were included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets were included in trading assets and loans and liabilities were included in trading liabilities.

•	Investments in funds: Assets were included in investments .
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	September 2020	December 2019
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 255	$ 112
Trading assets	57	27
Investments	846	835
Loans	2,077	2,392
Other assets	1,066	1,084
Total	$4,301	$4,450
Liabilities
Other secured financings	$1,945	$1,163
Customer and other payables	25	9
Trading liabilities	257	10
Unsecured short-term borrowings	44	48
Unsecured long-term borrowings	219	214
Other liabilities	945	959
Total	$3,435	$2,403
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

•	Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	September 2020	December 2019
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 208	$ 112
Trading assets	3	26
Investments	846	835
Loans	2,077	2,392
Other assets	1,066	1,084
Total	$4,200	$4,449
Liabilities
Other secured financings	$ 691	$ 684
Customer and other payables	25	9
Trading liabilities	36	10
Other liabilities	945	959
Total	$1,697	$1,662
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 47	$ –
Total	$ 47	$ –
Liabilities
Other secured financings	$ 715	$ –
Total	$ 715	$ –
Principal-protected notes
Assets
Trading assets	$ 54	$ 1
Total	$ 54	$ 1
Liabilities
Other secured financings	$ 539	$ 479
Trading liabilities	221	–
Unsecured short-term borrowings	44	48
Unsecured long-term borrowings	219	214
Total	$1,023	$ 741
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

65	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 18.
Commitments, Contingencies and Guarantees

Commitments
The table below presents commitments by type.

	As of

$ in millions	September 2020	December 2019
Commitment Type
Commercial lending:
Investment-grade	$ 79,362	$ 89,276
Non-investment-grade	53,392	58,718
Warehouse financing	7,973	5,581
Credit cards	18,880	13,669
Total lending	159,607	167,244
Collateralized agreement	83,472	62,093
Collateralized financing	47,614	10,193
Letters of credit	362	456
Investment	5,015	7,879
Other	7,169	6,135
Total commitments	$303,239	$254,000
The table below presents commitments by expiration.

	As of September 2020

$ in millions	Remainder of 2020	2021 - 2022	2023 - 2024	2025 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 2,601	$27,050	$40,570	$ 9,141
Non-investment-grade	1,299	13,096	26,938	12,059
Warehouse financing	676	4,682	2,302	313
Credit cards	18,880	–	–	–
Total lending	23,456	44,828	69,810	21,513
Collateralized agreement	79,105	4,367	–	–
Collateralized financing	46,335	1,279	–	–
Letters of credit	137	185	–	40
Investment	573	1,152	1,097	2,193
Other	6,976	193	–	–
Total commitments	$156,582	$52,004	$70,907	$23,746
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
The table below presents information about lending commitments.

	As of

$ in millions	September 2020	December 2019
Held for investment	$146,043	$150,100
Held for sale	11,194	15,245
At fair value	2,370	1,899
Total	$159,607	$167,244
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $800 million (including allowance for credit losses of $615 million) as of September 2020 and $527 million (including allowance for credit losses of $361 million) as of December 2019. The estimated fair value of such lending commitments was a liability of $4.52 billion as of September 2020 and $3.05 billion as of December 2019. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.42 billion as of September 2020 and $1.78 billion as of December 2019 would have been classified in level 2, and $3.10 billion as of September 2020 and $1.27 billion as of December 2019 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $75 million as of September 2020 and $60 million as of December 2019. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of September 2020 and primarily classified in level 2 as of December 2019.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Goldman Sachs September 2020 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $106.08 billion as of September 2020 and $102.50 billion as of December 2019, related to relationship lending activities (principally used for operating and general corporate purposes) and $14.69 billion as of September 2020 and $33.47 billion as of December 2019, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
To mitigate the credit risk associated with the firm’s commercial lending activities, the firm obtains credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes. In addition, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection on certain approved loan commitments (primarily investment-grade commercial lending commitments), for which the notional amount
was $3.21 billion as of September 2020 and $5.74 billion as of December 2019. The credit loss protection on loan commitments provided by SMFG is generally limited to 95% of the first loss the firm realizes on such commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $750 million, of which no protection had been provided as of September 2020 and December 2019.
Warehouse Financing.
The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential real estate, consumer and corporate loans.
Credit Cards.
The firm’s credit card lending commitments represents credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.82 billion as of September 2020 and $2.06 billion as of December 2019, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
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

67	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Other Contingencies.
In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of September 2020, approximately $1.70 billion of such relief was provided. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending indemnifications and certain other financial guarantees.

$ in millions	Derivatives	Securities lending indemnifications	Other financial guarantees
As of September 2020
Carrying Value of Net Liability	$ 5,897	$ –	$ 256
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2020	$ 22,573	$20,901	$ 558
2021 - 2022	102,509	–	2,106
2023 - 2024	31,521	–	3,171
2025 - thereafter	38,180	–	2,055
Total	$194,783	$20,901	$7,890
As of December 2019
Carrying Value of Net Liability	$ 3,817	$ –	$ 27
Maximum Payout/Notional Amount by Period of Expiration
2020	$ 91,814	$17,891	$2,044
2021 - 2022	76,693	–	1,714
2023 - 2024	19,377	–	2,219
2025 - thereafter	36,317	–	149
Total	$224,201	$17,891	$6,126
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.51 billion as of September 2020 and $1.56 billion as of December 2019, and derivative liabilities of $7.41 billion as of September 2020 and $5.38 billion as of December 2019.

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
Securities Lending Indemnifications.
The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. Collateral held by the lenders in connection with securities lending indemnifications was $21.50 billion as of September 2020 and $19.14 billion as of December 2019. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these guarantees.
Other Financial Guarantees.
In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). See Note 27 for further information.

Goldman Sachs September 2020 Form 10-Q	68

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both September 2020 and December 2019.
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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both September 2020 and December 2019.

69	Goldman Sachs September 2020 Form 10-Q

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
Note 19.
Shareholders’ Equity
Common Equity
As of both September 2020 and December 2019, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with
Rule 10b5-1
and accelerated share repurchases), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. The firm suspended stock repurchases during the first quarter of 2020 and through the third quarter of 2020. Consistent with the FRB’s requirement for all large bank holding companies (BHCs), the firm has extended the suspension of stock repurchases through the fourth quarter of 2020.
The table below presents information about common stock repurchases.

	September 2020

in millions, except per share amounts	Three Months Ended	Nine Months Ended
Common share repurchases	–	8.2
Average cost per share	$ –	$236.35
Total cost of common share repurchases	$ –	$ 1,928
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2020, 3,476 shares were remitted with a total value of $0.9 million and the firm cancelled 3.4 million share-based awards with a total value of $828 million.
The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September

	2020	2019	2020	2019
Dividends declared per common share	$1.25	$1.25	$3.75	$2.90
On October 13, 2020, the Board of Directors of Group Inc. declared a dividend of $1.25 per common share to be paid on December 30, 2020 to common shareholders of record on December 2, 2020.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2020.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
M	80,000	80,000	80,000	25
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
Total	496,750	420,282	420,280

Goldman Sachs September 2020 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
M	Currently redeemable	$ 25,000	2,000
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
R	February 10, 2025	$ 25,000	600
S	February 10, 2025	$ 25,000	350
Total			$11,203
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive approval from the FRB.

•	In January 2020, the firm issued 14,000 shares of Series S 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series S Preferred Stock).

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
In 2019, the firm redeemed 38,000 shares of its outstanding Series L Preferred Stock with a redemption value of $950 million ($25,000 per share), plus accrued and unpaid dividends. In addition, in 2019, the firm redeemed the remaining 6,000 outstanding shares of its Series B 6.20%
Non-Cumulative
Preferred Stock (Series B Preferred Stock) with a redemption value of $150 million ($25,000 per share). The difference between the redemption value and net carrying value at the time of these redemptions was $9 million ($7 million of which was recorded during the nine months ended September 2019), which was recorded as an addition to preferred stock dividends in 2019.
The table below presents the dividend rates of perpetual preferred stock as of September 2020.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
M	3 month LIBOR + 3.922%, payable quarterly
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

71	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents preferred stock dividends declared.

	2020		2019

Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$ 236.98	$ 7	$ 244.79	$ 7
C	$ 252.78	2	$ 261.11	2
D	$ 252.78	14	$ 261.11	14
E	$1,022.22	8	$1,022.22	8
F	$1,022.22	2	$1,022.22	2
J	$ 343.75	13	$ 343.75	13
K	$ 398.44	11	$ 398.44	11
L	$ –	–	$ 419.68	16
M	$ 279.17	22	$ –	–
N	$ 393.75	11	$ 393.75	11
Q	$ 687.50	14	$ –	–
R	$ 910.94	22	$ –	–
S	$ 586.67	8	$ –	–
Total		$134		$ 84
Nine Months Ended September
A	$ 708.34	$ 21	$ 708.34	$ 21
B	$ –	–	$ 775.00	5
C	$ 755.56	6	$ 755.55	6
D	$ 755.56	41	$ 755.55	41
E	$3,044.44	23	$3,044.44	23
F	$3,044.44	5	$3,044.44	5
J	$1,031.25	41	$1,031.25	41
K	$1,195.32	33	$1,195.32	33
L	$ 361.54	4	$1,132.18	53
M	$ 951.05	76	$ 671.88	54
N	$1,181.25	32	$1,181.25	32
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Q	$1,577.43	32	$ –	–
R	$ 910.94	22	$ –	–
S	$ 586.67	8	$ –	–
Total		$399		$369
On October 6, 2020, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $266.11 per share of Series M Preferred Stock, $393.75 per share of Series N Preferred Stock, $662.50 per share of Series O Preferred Stock and $625.00 per share of Series P Preferred Stock to be paid on November 10, 2020 to preferred shareholders of record on October 26, 2020. In addition, the firm declared dividends of $1,011.11 per share of Series E Preferred Stock and $1,011.11 per share of Series F Preferred Stock to be paid on December 1, 2020 to preferred shareholders of record on November 16, 2020.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2020
Currency translation	$ (677)	$ (13)	$(690)
Debt valuation adjustment	124	(268)	(144)
Pension and postretirement liabilities	(339)	(2)	(341)
Available-for-sale securities	551	(11)	540
Total	$ (341)	$ (294)	$(635)
Three Months Ended September 2019
Currency translation	$ (610)	$ (9)	$ (619)
Debt valuation adjustment	(221)	278	57
Pension and postretirement liabilities	(90)	(5)	(95)
Available-for-sale securities	106	67	173
Total	$ (815)	$ 331	$ (484)
Nine Months Ended September 2020
Currency translation	$ (616)	$ (74)	$(690)
Debt valuation adjustment	(572)	428	(144)
Pension and postretirement liabilities	(342)	1	(341)
Available-for-sale securities	46	494	540
Total	$(1,484)	$ 849	$(635)
Nine Months Ended September 2019
Currency translation	$ (621)	$ 2	$ (619)
Debt valuation adjustment	1,507	(1,450)	57
Pension and postretirement liabilities	(81)	(14)	(95)
Available-for-sale securities	(112)	285	173
Total	$ 693	$(1,177)	$ (484)

Goldman Sachs September 2020 Form 10-Q	72

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
Consolidated Regulatory Risk-Based Capital and Leverage Ratios
The table below presents the risk-based capital and leverage requirements as of both September 2020 and December 2019.

Requirements
Risk-based capital requirements
CET1 capital ratio	9.5%
Tier 1 capital ratio	11.0%
Total capital ratio	13.0%
Leverage requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
Beginning on October 1, 2020, the Standardized capital ratio requirements include the stressed capital buffer (SCB), which has replaced the capital conservation buffer. The SCB is determined by the FRB based on institution-specific Comprehensive Capital Analysis and Review results. As a result, beginning on October 1, 2020, the firm’s Standardized CET1 capital ratio requirement is 13.6%, which includes a minimum of 4.5%, the SCB of 6.6%, the G-SIB surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, beginning on October 1, 2020, the firm’s Standardized Tier 1 capital ratio requirement is 15.1% and the Standardized Total capital ratio requirement is 17.1%.
In the table above:

•
As of both September 2020 and December 2019, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. The requirements also include the capital conservation buffer of 2.5%, the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

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
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

•	The Tier 1 leverage ratio requirement is a minimum of 4%. The SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.

73	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2020
CET1 capital	$ 77,503	$ 77,503
Tier 1 capital	$ 88,566	$ 88,566
Tier 2 capital	$ 16,018	$ 14,067
Total capital	$104,584	$102,633
RWAs	$534,557	$599,626
CET1 capital ratio	14.5%	12.9%
Tier 1 capital ratio	16.6%	14.8%
Total capital ratio	19.6%	17.1%
As of December 2019
CET1 capital	$ 74,850	$ 74,850
Tier 1 capital	$ 85,440	$ 85,440
Tier 2 capital	$ 14,925	$ 13,473
Total capital	$100,365	$ 98,913
RWAs	$563,575	$544,653
CET1 capital ratio	13.3%	13.7%
Tier 1 capital ratio	15.2%	15.7%
Total capital ratio	17.8%	18.2%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which the firm’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Advanced ratios applied to the firm as of September 2020 and the Standardized ratios applied to the firm as of December 2019.

•
As permitted by the FRB, the firm has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, the firm has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of September 2020 would not have had a material impact on the firm’s Advanced risk-based capital ratios.

The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	September 2020	December 2019
Tier 1 capital	$ 88,566	$ 85,440
Average total assets	$1,140,901	$ 983,909
Deductions from Tier 1 capital	(5,087)	(5,275)
Average adjusted total assets	1,135,814	978,634
Impact of SLR temporary amendment	(198,954)	–
Average off-balance sheet exposures	365,008	396,833
Total leverage exposure	$1,301,868	$1,375,467
Tier 1 leverage ratio	7.8%	8.7%
SLR	6.8%	6.2%
In the table above:

•	Average total assets represents the average daily assets for the quarter, and for the three months ended September 2020, reflected the impact of CECL transition.

•
Impact of SLR temporary amendment represents the exclusion of average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in the firm’s SLR by approximately 0.9 percentage points for the three months ended September 2020. This temporary amendment is effective through March 31, 2021.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

Goldman Sachs September 2020 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	September 2020	December 2019
Common shareholders’ equity	$ 81,447	$ 79,062
Impact of CECL transition	1,100	–
Deduction for goodwill	(3,644)	(3,529)
Deduction for identifiable intangible assets	(599)	(604)
Other adjustments	(801)	(79)
CET1 capital	77,503	74,850
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(129)	(610)
Other adjustments	(11)	(3)
Tier 1 capital	$ 88,566	$ 85,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 88,566	$ 85,440
Qualifying subordinated debt	12,872	12,847
Junior subordinated debt	188	284
Allowance for credit losses	3,019	1,802
Other adjustments	(61)	(8)
Standardized Tier 2 capital	16,018	14,925
Standardized Total capital	$104,584	$100,365
Advanced Tier 2 and Total capital
Tier 1 capital	$ 88,566	$ 85,440
Standardized Tier 2 capital	16,018	14,925
Allowance for credit losses	(3,019)	(1,802)
Other adjustments	1,068	350
Advanced Tier 2 capital	14,067	13,473
Advanced Total capital	$102,633	$ 98,913
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $689 million as of September 2020 and $667 million as of December 2019.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $33 million as of September 2020 and $37 million as of December 2019.

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

•
Junior subordinated debt is debt issued to a Trust. As of September 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. As of December 2019, 30% of this debt was included in Tier 2 capital and 70% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

75	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2020
CET1 capital
Beginning balance	$ 74,850	$ 74,850
Change in:
Common shareholders’ equity	2,385	2,385
Impact of CECL transition	1,100	1,100
Deduction for goodwill	(115)	(115)
Deduction for identifiable intangible assets	5	5
Other adjustments	(722)	(722)
Ending balance	$ 77,503	$ 77,503
Tier 1 capital
Beginning balance	$ 85,440	$ 85,440
Change in:
CET1 capital	2,653	2,653
Deduction for investments in covered funds	481	481
Other adjustments	(8)	(8)
Ending balance	88,566	88,566
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	25	25
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,217	–
Other adjustments	(53)	665
Ending balance	16,018	14,067
Total capital	$104,584	$102,633
Year Ended December 2019
CET1 capital
Beginning balance	$ 73,116	$ 73,116
Change in:
Common shareholders’ equity	80	80
Deduction for goodwill	(432)	(432)
Deduction for identifiable intangible assets	(307)	(307)
Other adjustments	2,393	2,393
Ending balance	$ 74,850	$ 74,850
Tier 1 capital
Beginning balance	$ 83,702	$ 83,702
Change in:
CET1 capital	1,734	1,734
Deduction for investments in covered funds	5	5
Other adjustments	(1)	(1)
Ending balance	85,440	85,440
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	(300)	(300)
Junior subordinated debt	(158)	(158)
Allowance for credit losses	449	–
Other adjustments	8	188
Ending balance	14,925	13,473
Total capital	$100,365	$ 98,913
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

Goldman Sachs September 2020 Form 10-Q	76

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
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on six occasions during the nine months ended September 2020 (all of which occurred during March 2020) and exceeded its 99%
one-day
regulatory VaR on one occasion during the year ended December 2019. As permitted by the FRB, the firm has permanently excluded the six exceptions that occurred in March 2020 in determining the firm’s VaR multiplier used to calculate Market RWAs;

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of September 2020
Credit RWAs
Derivatives	$119,176	$112,940
Commitments, guarantees and loans	163,098	136,659
Securities financing transactions	56,441	9,883
Equity investments	45,142	47,305
Other	70,382	83,971
Total Credit RWAs	454,239	390,758
Market RWAs
Regulatory VaR	18,322	18,322
Stressed VaR	38,885	38,885
Incremental risk	5,385	5,385
Comprehensive risk	1,648	1,648
Specific risk	16,078	16,078
Total Market RWAs	80,318	80,318
Total Operational RWAs	–	128,550
Total RWAs	$534,557	$599,626
As of December 2019
Credit RWAs
Derivatives	$120,906	$ 72,631
Commitments, guarantees and loans	179,740	134,456
Securities financing transactions	65,867	13,834
Equity investments	56,814	61,892
Other	75,660	78,266
Total Credit RWAs	498,987	361,079
Market RWAs
Regulatory VaR	8,933	8,933
Stressed VaR	30,911	30,911
Incremental risk	4,308	4,308
Comprehensive risk	1,393	1,191
Specific risk	19,043	19,043
Total Market RWAs	64,588	64,386
Total Operational RWAs	–	119,188
Total RWAs	$563,575	$544,653
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents and other assets.

77	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(1,730)	40,309
Commitments, guarantees and loans	(16,642)	2,203
Securities financing transactions	(9,426)	(3,951)
Equity investments	(11,672)	(14,587)
Other	(5,278)	5,705
Change in Credit RWAs	(44,748)	29,679
Market RWAs
Change in:
Regulatory VaR	9,389	9,389
Stressed VaR	7,974	7,974
Incremental risk	1,077	1,077
Comprehensive risk	255	457
Specific risk	(2,965)	(2,965)
Change in Market RWAs	15,730	15,932
Change in Operational RWAs	–	9,362
Ending balance	$534,557	$599,626
Year Ended December 2019
RWAs
Beginning balance	$547,910	$558,111
Credit RWAs
Change in:
Derivatives	(1,605)	(9,670)
Commitments, guarantees and loans	19,435	(8,900)
Securities financing transactions	(496)	(4,425)
Equity investments	3,251	6,738
Other	5,064	8,585
Change in Credit RWAs	25,649	(7,672)
Market RWAs
Change in:
Regulatory VaR	1,151	1,151
Stressed VaR	2,959	2,959
Incremental risk	(6,161)	(6,161)
Comprehensive risk	(1,377)	(1,579)
Specific risk	(6,556)	(6,556)
Change in Market RWAs	(9,984)	(10,186)
Change in Operational RWAs	–	4,400
Ending balance	$563,575	$544,653
RWAs Rollforward Commentary
Nine Months Ended September 2020.
Standardized Credit RWAs as of September 2020 decreased by $44.75 billion compared with December 2019, primarily reflecting a decrease in commitments, guarantees and loans, principally due to reduced lending exposures, a decrease in equity investments, principally due to the sale of certain equity positions, and a decrease in securities financing transactions, principally due to reduced funding exposures. Standardized Market RWAs as of September 2020 increased by $15.73 billion compared with December 2019, primarily reflecting increases in regulatory VaR and stressed VaR, principally due to increased market volatility.
Advanced Credit RWAs as of September 2020 increased by $29.68 billion compared with December 2019, primarily reflecting an increase in derivatives, principally due to the impact of higher levels of volatility and counterparty credit risk. This increase was partially offset by a decrease in equity investments, principally due to the sale of certain equity positions. Advanced Market RWAs as of September 2020 increased by $15.93 billion compared with December 2019, primarily reflecting increases in regulatory VaR and stressed VaR, principally due to increased market volatility. Advanced Operational RWAs as of September 2020 increased by $9.36 billion compared with December 2019. The vast majority of this increase was associated with litigation and regulatory proceedings.
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

Goldman Sachs September 2020 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Bank Subsidiaries
Regulatory Capital Ratios.
GS Bank USA, the firm’s primary U.S. bank subsidiary, is an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated in substantially the same manner as those for BHCs. To assess the adequacy of its capital, GS Bank USA calculates its risk-based capital and leverage ratios in accordance with the regulatory capital requirements applicable to state member banks, which are based on the Capital Framework. GS Bank USA is an Advanced approach banking organization under the Capital Framework.
Similar to the firm, GS Bank USA is required to calculate the CET1 capital, Tier 1 capital and Total capital ratios in accordance with both the Standardized and Advanced Capital Rules. The lower of each risk-based capital ratio under the Standardized and Advanced Capital Rules is the ratio against which GS Bank USA’s compliance with its risk-based capital requirements is assessed. In addition, under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for a “well-capitalized” depository institution, GS Bank USA must also meet the “well-capitalized” requirements in the table below. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with the capital requirements, including a breach of the buffers described below, could result in restrictions being imposed by the regulators.
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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2020
CET1 capital	$ 30,441	$ 30,441
Tier 1 capital	$ 30,441	$ 30,441
Tier 2 capital	$ 6,235	$ 4,852
Total capital	$ 36,676	$ 35,293
RWAs	$247,064	$160,261
CET1 capital ratio	12.3%	19.0%
Tier 1 capital ratio	12.3%	19.0%
Total capital ratio	14.8%	22.0%
As of December 2019
CET1 capital	$ 29,176	$ 29,176
Tier 1 capital	$ 29,176	$ 29,176
Tier 2 capital	$ 5,293	$ 4,486
Total capital	$ 34,469	$ 33,662
RWAs	$258,541	$135,596
CET1 capital ratio	11.3%	21.5%
Tier 1 capital ratio	11.3%	21.5%
Total capital ratio	13.3%	24.8%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both September 2020 and December 2019.

•
As permitted by the FRB, GS Bank USA has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, GS Bank USA has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of September 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

•
The Standardized risk-based capital ratios increased from December 2019 to September 2020, reflecting a decrease in Credit RWAs and an increase in capital, principally due to net earnings, partially offset by an increase in Market RWAs. The Advanced risk-based capital ratios decreased from December 2019 to September 2020, reflecting increases in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net earnings.

79	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	September 2020	December 2019
Tier 1 capital	$ 30,441	$ 29,176
Average adjusted total assets	$288,159	$220,974
Total leverage exposure	$342,230	$413,852
Tier 1 leverage ratio	10.6%	13.2%
SLR	8.9%	7.0%

In the table above:

•
Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and for the three months ended September 2020, reflected the impact of CECL transition.

•
Total leverage exposure, for the three months ended September 2020, excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in GS Bank USA’s SLR by approximately 2.4 percentage points for the three months ended September 2020. This temporary amendment is effective through March 31, 2021.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiary, GSIB, is a wholly-owned credit institution, regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) and is subject to regulatory capital requirements. As of both September 2020 and December 2019, GSIB was in compliance with its regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. The amount deposited by GS Bank USA at the Federal Reserve was $63.69 billion as of September 2020 and $50.55 billion as of December 2019, which exceeded required reserve amounts by $63.69 billion as of September 2020 (as the FRB reduced reserve requirement ratios to zero percent in 2020) and $50.29 billion as of December 2019.
Restrictions on Payments
Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval. As a result of GS Bank USA’s election to exclude holdings of U.S. Treasury securities and deposits at the Federal Reserve from its total leverage exposure, any dividend by GS Bank USA during the period from July 1, 2020 through March 31, 2021 is subject to the prior approval of the FRB. Furthermore, the amount of dividends that may be paid by GS Bank USA are limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. The FRB, the FDIC and the NYDFS have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.
Group Inc.’s equity investment in subsidiaries was $99.52 billion as of September 2020 and $95.68 billion as of December 2019, of which Group Inc. was required to maintain $60.88 billion as of September 2020 and $57.58 billion as of December 2019, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs September 2020 Form 10-Q	80

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
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2020	2019	2020	2019
Net earnings to common	$3,233	$1,793	$4,553	$6,173
Weighted average basic shares	355.9	370.0	356.5	374.7
Effect of dilutive RSUs	4.0	4.3	3.5	3.5
Weighted average diluted shares	359.9	374.3	360.0	378.2
Basic EPS	$ 9.07	$ 4.83	$12.71	$16.43
Diluted EPS	$ 8.98	$ 4.79	$12.65	$16.32
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.01 for the three months ended September 2020, $0.02 for the three months ended September 2019, $0.06 for the nine months ended September 2020 and $0.04 for the nine months ended September 2019.

•
Diluted EPS does not include antidilutive RSUs of
less than
0.1 million for
each of
the three
months ended September 2020, three months ended September 2019 and nine months ended September
2019
, and 0.1 million for the nine months ended September 20
20
.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Fees earned from funds	$816	$739	$2,541	$2,181

	As of

$ in millions	September 2020	December 2019
Fees receivable from funds	$ 901	$ 780
Aggregate carrying value of interests in funds	$4,875	$5,490
The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $26 million for the three months ended September 2020, $11 million for the three months ended September 2019, $57 million for the nine months ended September 2020 and $32 million for the nine months ended September 2019.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which $439 million was outstanding as of September 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. These securities are included within investments in the consolidated balance sheets. Group Inc. has provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.

81	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In addition, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of both September 2020 and December 2019. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. As of and during September 2020 and December 2019, except as noted above, the firm has not provided any additional financial support to its affiliated funds.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Deposits with banks	$ 11	$ 287	$ 234	$ 981
Collateralized agreements	(67)	1,100	451	3,705
Trading assets	1,176	1,472	4,006	4,390
Investments	404	340	1,196	1,052
Loans	1,153	1,379	3,691	4,075
Other interest	255	881	1,138	2,613
Total interest income	2,932	5,459	10,716	16,816
Deposits	505	945	1,982	2,689
Collateralized financings	50	710	570	2,130
Trading liabilities	345	254	931	935
Short-term borrowings	124	190	423	500
Long-term borrowings	981	1,321	3,217	4,119
Other interest	(157)	1,031	252	3,146
Total interest expense	1,848	4,451	7,375	13,519
Net interest income	$1,084	$1,008	$ 3,341	$ 3,297
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.
•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs September 2020 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2020
U.S. Federal	2011
New York State	2011
New York City	2015
United Kingdom	2017
Japan	2015
Hong Kong	2014
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2020. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2017 has been completed. During the first nine months of 2020, the firm reached an agreement with the IRS on certain items related to tax years through 2017, which did not have a material impact on the effective tax rate. The final resolution of the audit for tax years 2011 through 2017 is not expected to have a material impact on the effective tax rate. The 2018 and 2019 tax years remain subject to post-filing review.
New York State examinations (excluding GS Bank USA) of 2011 through 2014 began in 2017. During the first nine months of 2020, New York City’s examination of the tax years 2011 through 2014 was completed. The resolution of this examination did not have a material impact on the effective tax rate. New York State and City examinations for GS Bank USA have been completed through 2014.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.
Note 25.
Business Segments
The firm reports its activities in four business segments: Investment Banking, Global Markets, Asset Management and Consumer & Wealth Management. See Note 1 for information about the firm’s business segments.
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

83	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Investment Banking
Non-interest revenues	$ 1,904	$ 1,698	$ 6,614	$ 5,157
Net interest income	65	143	196	378
Total net revenues	1,969	1,841	6,810	5,535
Provision for credit losses	171	91	1,612	258
Operating expenses	1,067	972	4,940	3,027
Pre-tax earnings	$ 731	$ 778	$ 258	$ 2,250
Net earnings	$ 469	$ 607	$ 184	$ 1,784
Net earnings to common	$ 452	$ 597	$ 133	$ 1,738
Average common equity	$11,271	$12,471	$11,251	$11,166
Return on average common equity	16.0%	19.1%	1.6%	20.8%
Global Markets
Non-interest revenues	$ 4,093	$ 3,227	$15,292	$ 9,943
Net interest income	460	316	1,600	1,356
Total net revenues	4,553	3,543	16,892	11,299
Provision for credit losses	(15)	16	236	15
Operating expenses	2,542	2,377	10,568	7,810
Pre-tax earnings	$ 2,026	$ 1,150	$ 6,088	$ 3,474
Net earnings	$ 1,904	$ 895	$ 4,346	$ 2,753
Net earnings to common	$ 1,816	$ 839	$ 4,085	$ 2,499
Average common equity	$39,960	$38,847	$40,542	$40,670
Return on average common equity	18.2%	8.6%	13.4%	8.2%
Asset Management
Non-interest revenues	$ 2,717	$ 1,497	$ 4,626	$ 5,616
Net interest income	51	124	147	346
Total net revenues	2,768	1,621	4,773	5,962
Provision for credit losses	70	81	420	154
Operating expenses	1,358	1,176	3,888	3,526
Pre-tax earnings	$ 1,340	$ 364	$ 465	$ 2,282
Net earnings	$ 858	$ 278	$ 332	$ 1,809
Net earnings to common	$ 839	$ 264	$ 273	$ 1,753
Average common equity	$19,989	$22,320	$20,332	$21,199
Return on average common equity	16.8%	4.7%	1.8%	11.0%
Consumer & Wealth Management
Non-interest revenues	$ 983	$ 893	$ 2,946	$ 2,578
Net interest income	508	425	1,398	1,217
Total net revenues	1,491	1,318	4,344	3,795
Provision for credit losses	52	103	537	302
Operating expenses	1,237	1,091	3,680	3,237
Pre-tax earnings	$ 202	$ 124	$ 127	$ 256
Net earnings	$ 136	$ 97	$ 91	$ 203
Net earnings to common	$ 126	$ 93	$ 62	$ 183
Average common equity	$ 8,519	$ 6,213	$ 7,715	$ 6,027
Return on average common equity	5.9%	6.0%	1.1%	4.0%
Total
Non-interest revenues	$ 9,697	$ 7,315	$29,478	$23,294
Net interest income	1,084	1,008	3,341	3,297
Total net revenues	10,781	8,323	32,819	26,591
Provision for credit losses	278	291	2,805	729
Operating expenses	6,204	5,616	23,076	17,600
Pre-tax earnings	$ 4,299	$ 2,416	$ 6,938	$ 8,262
Net earnings	$ 3,367	$ 1,877	$ 4,953	$ 6,549
Net earnings to common	$ 3,233	$ 1,793	$ 4,553	$ 6,173
Average common equity	$79,739	$79,851	$79,840	$79,062
Return on average common equity	16.2%	9.0%	7.6%	10.4%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•
Net revenues in the firm’s segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•
Total operating expenses included net provisions for litigation and regulatory proceedings of $3.40 billion for the nine months ended September 2020, primarily reflected in Investment Banking and Global Markets.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Investment Banking	$ 46	$ 33	$ 128	$ 93
Global Markets	160	168	440	475
Asset Management	170	185	553	468
Consumer & Wealth Management	92	87	283	204
Total	$468	$473	$1,404	$1,240
Segment Assets
The table below presents assets by segment.

	As of

$ in millions	September 2020	December 2019
Investment Banking	$ 118,309	$ 92,009
Global Markets	818,255	725,060
Asset Management	94,897	92,102
Consumer & Wealth Management	100,598	83,797
Total	$1,132,059	$992,968

Goldman Sachs September 2020 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by segment and loan type.

	As of

$ in millions	September 2020	December 2019
Corporate	$ 31,548	$ 27,035
Investment Banking	31,548	27,035
Corporate	11,860	11,852
Real estate	14,134	15,671
Other	3,451	3,756
Global Markets	29,445	31,279
Corporate	8,057	7,420
Real estate	8,948	9,030
Other	703	1,036
Asset Management	17,708	17,486
Wealth management	29,836	27,940
Installment	4,112	4,747
Credit cards	2,908	1,858
Consumer & Wealth Management	36,856	34,545
Total loans	$115,557	$110,345
The table below presents the allowance for loan losses by segment.

	As of

$ in millions	September 2020	December 2019
Investment Banking	$ 1,413	$ 470
Global Markets	403	168
Asset Management	742	385
Consumer & Wealth Management	1,156	418
Total	$ 3,714	$ 1,441
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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2020		2019
Three Months Ended September
Americas	$ 6,873	64%	$ 4,941	59%
EMEA	2,470	23%	2,329	28%
Asia	1,438	13%	1,053	13%
Total net revenues	$10,781	100%	$ 8,323	100%
Americas	$ 2,926	68%	$ 1,164	48%
EMEA	935	22%	948	39%
Asia	438	10%	304	13%
Total pre-tax earnings	$ 4,299	100%	$ 2,416	100%
Nine Months Ended September
Americas	$20,333	62%	$15,838	60%
EMEA	8,031	24%	7,477	28%
Asia	4,455	14%	3,276	12%
Total net revenues	$32,819	100%	$26,591	100%
Americas	$ 5,330	77%	$ 4,444	54%
EMEA	1,937	28%	2,855	34%
Asia	(329)	(5)%	963	12%
Total pre-tax earnings	$ 6,938	100%	$ 8,262	100%
In the table above:

•	Asia pre-tax earnings for the nine months ended September 2020 were impacted by net provisions for litigation and regulatory proceedings.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.
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

85	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	September 2020	December 2019
U.S. government and agency obligations	$180,041	$167,097
Percentage of total assets	15.9%	16.8%
Non-U.S. government and agency obligations	$ 71,140	$ 44,875
Percentage of total assets	6.3%	4.5%
In addition, the firm had $117.30 billion as of September 2020 and $96.97 billion as of December 2019 of cash deposits held at central banks (included in cash and cash equivalents), of which $63.69 billion as of September 2020 and $50.55 billion as of December 2019 was held at the Federal Reserve.
As of both September 2020 and December 2019, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

As of

$ in millions	September 2020	December 2019
U.S. government and agency obligations	$ 56,896	$ 49,396
Non-U.S. government and agency obligations	$ 60,885	$ 55,889
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K. and Japan.

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2020 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $0.9 billion in excess of the aggregate reserves for such matters.

Goldman Sachs September 2020 Form 10-Q	86

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
1MDB-Related Matters
Between 2012 and 2013, subsidiaries of the firm acted as arrangers or purchasers of approximately $6.5 billion of debt securities of 1MDB.
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
On August 18, 2020, the firm announced that it entered into a settlement agreement with the Government of Malaysia to resolve all the criminal and regulatory proceedings in Malaysia involving the firm, including the Malaysian Criminal Proceedings and the MSC’s notices to show cause. The agreement involves the payment to the Government of Malaysia of $2.5 billion and a guarantee that the Government of Malaysia receives at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1MDB. In addition, the Government of Malaysia agreed to withdraw the Malaysian Criminal Proceedings and agreed that no further charges would be brought against Group Inc., its affiliates and subsidiaries, or any of their directors and officers (excluding Leissner and Ng) related to 1MDB. The firm has paid the $2.5 billion to the Government of Malaysia and the Malaysian Criminal Proceedings have been withdrawn.

87	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the FCA, the PRA, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and will later be dismissed if the firm abides by the terms of the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA. The firm will pay total penalties, after crediting, of approximately $2.6 billion in connection with the settlements. A separate obligation to pay $606 million in disgorgement has been credited and satisfied as a result of the firm’s earlier settlement with the Government of Malaysia, described above. This brings the total payments in connection with governmental and regulatory settlements relating to 1MDB to an aggregate of approximately $5.1 billion.
The firm has been working to secure necessary exemptions and authorizations from regulators so that the settlements announced on October 22, 2020, do not impact the firm’s activities or the services that it provides to clients. The firm has already submitted its application to the U.S. Department of Labor to maintain its status as a qualified professional asset manager (QPAM), and expects to obtain the exemption before the sentencing of GS Malaysia.
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
On November 21, 2018, a summons with notice was filed in New York Supreme Court, County of New York, by International Petroleum Investment Company, which guaranteed certain debt securities issued by 1MDB, and its subsidiary Aabar Investments PJS. The summons with notice makes unspecified claims relating to 1MDB and seeks unspecified compensatory and punitive damages and other relief against Group Inc., GSI, GS Asia, GS Singapore, GS Malaysia, Leissner, Ng, and Vella, as well as individuals (who are not current or former employees of the firm) previously associated with the plaintiffs. On October 20, 2020, pursuant to a stipulation between the plaintiffs, the firm and other defendants, the court entered an order discontinuing the action with prejudice.
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

Goldman Sachs September 2020 Form 10-Q	88

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
Director Compensation-Related Litigation
On May 9, 2017, Group Inc. and certain of its current and former directors were named as defendants in a purported direct and derivative shareholder action in the Court of Chancery of the State of Delaware (a similar purported derivative action, filed in June 2015, alleging excessive director compensation over the period 2012 to 2014 was voluntarily dismissed without prejudice in December 2016). The complaint alleges that excessive compensation has been paid to the non-employee
director defendants since 2015, and that certain disclosures in connection with soliciting shareholder approval of the stock incentive plans were deficient. The complaint asserts claims for breaches of fiduciary duties and seeks, among other things, rescission or in some cases rescissory damages, disgorgement, and shareholder votes on several matters. On May 31, 2019, the court dismissed the disclosure-related claims, but permitted the non-employee
director compensation claim to proceed. On August 18, 2020, the court approved a settlement among the parties. As part of the settlement, the firm has agreed to certain changes to its
Non-Employee
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
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018 by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages.
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

89	Goldman Sachs September 2020 Form 10-Q

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
Valeant Pharmaceuticals International, Inc.
GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint relates to the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec. On August 29, 2017, the court certified a class that includes only
non-U.S.
purchasers in the offerings. Defendants’ motion for leave to appeal the certification was denied on November 30, 2017. On August 4, 2020, Valeant entered into a settlement agreement with the plaintiffs, which is subject to court approval. Under the terms of the agreement, the firm will not be required to contribute to the settlement.
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
Sea Limited.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in New York Supreme Court, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depositary shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depositary shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint. Defendants moved to dismiss on March 26, 2019. On October 17, 2020, the parties entered into a settlement agreement, which is subject to court approval. Under the terms of the agreement, the firm will not be required to contribute to the settlement.

Goldman Sachs September 2020 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On June 26, 2020, the court dismissed the amended complaint in the state court action, and on September 4, 2020, plaintiffs moved for leave to file a consolidated amended complaint. Plaintiffs in the district court action filed a second amended complaint on October 7, 2020.
Camping World Holdings, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions pending in the U.S. District Court for the Northern District of Illinois, New York Supreme Court, County of New York, and the Circuit Court of Cook County, Illinois, Chancery Division, beginning in December 2018. In addition to the underwriters, the defendants include Camping World Holdings, Inc. (Camping World) and certain of its officers and directors, as well as certain of its stockholders. As to the underwriters, the complaints relate to three offerings of Camping World common stock, a $261 million October 2016 initial public offering, a $303 million May 2017 offering and a $310 million October 2017 offering. GS&Co. underwrote 4,267,214 shares of common stock in the October 2016 initial public offering representing an aggregate offering price of approximately $94 million, 4,557,286 shares of common stock in the May 2017 offering representing an aggregate offering price of approximately $126 million and 3,525,348 shares of common stock in the October 2017 offering representing an aggregate offering price of approximately $143 million. GS&Co. and the other defendants moved to dismiss the Illinois state court action on April 19, 2019 and the Illinois district court action on May 17, 2019. On August 5, 2020, the Illinois district court approved a settlement among the parties to the Illinois district court action. On August 18, 2020, the Illinois state court action was dismissed and on September 8, 2020, the New York state court action was dismissed. Under the terms of the settlement, the firm will not be required to contribute to the settlement.
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
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On June 17 and June 30, 2020, defendants in the state court action filed motions to dismiss the consolidated amended complaint filed on February 11, 2020. On August 7, 2020 defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification.

91	Goldman Sachs September 2020 Form 10-Q

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
XP Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of New York, and the U.S. District Court for the Eastern District of York, filed beginning March 19, 2020, relating to XP Inc.’s (XP) $2.3 billion December 2019 initial public offering. In addition to the underwriters, the defendants include XP, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 19,326,218 shares of common stock in the December 2019 initial public offering representing an aggregate offering price of approximately $522 million. On August 5, 2020, defendants’ motion to stay the state court action in favor of the federal court action was denied, and on August 21, 2020, defendants moved to dismiss the amended complaint filed in the state court action. On September 14, 2020, defendants moved to dismiss the consolidated amended complaint filed in the federal court action.
GoHealth, Inc.
GS&Co. is among the underwriters named as defendants in two putative securities class actions filed on September 21, 2020 and September 28, 2020 in the U.S. District Court for the Northern District of Illinois relating to GoHealth, Inc.’s (GoHealth) $914 million
July
 2020 initial public offering. In addition to the underwriters, the defendants include GoHealth, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 11,540,550 shares of common stock representing an aggregate offering price of approximately $242 million. A third putative securities class action relating to GoHealth’s initial public offering that does not name the underwriters as defendants was filed in the U.S. District Court for the Northern District of Illinois on September 25, 2020.
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

Goldman Sachs September 2020 Form 10-Q	92

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

93	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GS&Co., GSI, J. Aron & Company and Metro International Trade Services (Metro), a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiff’s motion for class certification.
Group Inc., GS&Co., GSI, J. Aron & Company and Metro are among the defendants in an action filed on February 27, 2020 in the High Court of Justice, Business and Property Courts of England and Wales. The particulars of claim seeks unspecified compensatory and exemplary damages based on alleged violations of U.K. and E.U. competition laws in connection with the storage and trading of aluminum.
In connection with the sale of Metro, the firm agreed to provide indemnities to the buyer, including for any potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.
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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot
corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The consolidated complaint, filed on July 14, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots
of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. Defendants moved to dismiss on September 10, 2020.
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

Goldman Sachs September 2020 Form 10-Q	94

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
Note 28.
Subsequent Event
On October 22, 2020, the firm announced that it has reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the FCA, the PRA, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission.
The firm will pay total penalties, after crediting, of approximately $2.6 billion in connection with the settlements. A separate obligation to pay $606 million in disgorgement has been credited and satisfied as a result of the firm’s earlier settlement with the Government of Malaysia, in which the firm paid a total of $2.5 billion, in addition to providing a $1.4 billion asset recovery guarantee.
As a result of these settlements, subsequent to the firm’s issuance of its earnings release filed as an exhibit to the Form 8-K dated October 14, 2020 (Form 8-K), the firm recorded an additional provision for litigation and regulatory proceedings of $250 million for the third quarter of 2020, increasing the net provisions to $256 million for the third quarter of 2020.
The table below presents further information about this change.

	Three Months Ended September 2020

in millions, except per share amounts	Form 10-Q	Form 8-K	Change
Pre-tax earnings	$4,299	$4,549	$ (250)
Provision for taxes	932	932	–
Net earnings	3,367	3,617	(250)
Preferred stock dividends	134	134	–
Net earnings applicable to common shareholders	$3,233	$3,483	$ (250)
Earnings per common share
Basic	$ 9.07	$ 9.77	$(0.70)
Diluted	$ 8.98	$ 9.68	$(0.70)
See Note 27 for further information about these settlements.

95	Goldman Sachs September 2020 Form 10-Q

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2020, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and nine month periods ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
October 30, 2020

Goldman Sachs September 2020 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Assets
U.S.	$ 55,851	$ 35,782	$ 55,314	$ 41,812
Non-U.S.	72,055	50,052	68,199	49,360
Total deposits with banks	127,906	85,834	123,513	91,172
U.S.	133,473	160,702	136,144	164,461
Non-U.S.	117,093	124,061	122,170	125,995
Total collateralized agreements	250,566	284,763	258,314	290,456
U.S.	210,276	163,418	200,618	150,382
Non-U.S.	129,300	123,054	118,373	116,315
Total trading assets	339,576	286,472	318,991	266,697
U.S.	60,650	37,704	52,840	36,086
Non-U.S.	17,554	15,025	17,150	14,209
Total investments	78,204	52,729	69,990	50,295
U.S.	93,058	84,236	95,200	84,335
Non-U.S.	19,433	15,326	18,675	12,845
Total loans	112,491	99,562	113,875	97,180
U.S.	56,252	41,544	53,966	39,777
Non-U.S.	44,026	38,364	44,700	36,185
Total other interest-earning assets	100,278	79,908	98,666	75,962
Total interest-earning assets	1,009,021	889,268	983,349	871,762
Cash and due from banks	10,418	12,196	10,687	10,638
Other non-interest-earning assets	120,849	89,785	114,444	84,570
Total assets	$1,140,288	$991,249	$1,108,480	$966,970
Liabilities
U.S.	$ 205,202	$133,165	$ 183,925	$128,396
Non-U.S.	54,819	36,121	51,863	33,540
Total interest-bearing deposits	260,021	169,286	235,788	161,936
U.S.	72,344	72,348	75,744	62,416
Non-U.S.	32,435	30,572	34,972	32,715
Total collateralized financings	104,779	102,920	110,716	95,131
U.S.	47,664	31,883	41,063	30,794
Non-U.S.	58,180	44,864	53,264	46,115
Total trading liabilities	105,844	76,747	94,327	76,909
U.S.	32,920	37,167	34,811	34,977
Non-U.S.	22,475	17,719	20,528	16,711
Total short-term borrowings	55,395	54,886	55,339	51,688
U.S.	199,900	205,336	200,563	206,889
Non-U.S.	32,624	28,027	30,892	28,438
Total long-term borrowings	232,524	233,363	231,455	235,327
U.S.	123,990	129,656	131,000	129,398
Non-U.S.	65,005	54,715	64,910	54,402
Total other interest-bearing liabilities	188,995	184,371	195,910	183,800
Total interest-bearing liabilities	947,558	821,573	923,535	804,791
Non-interest-bearing deposits	6,931	5,758	6,555	5,346
Other non-interest-bearing liabilities	94,857	72,864	87,347	66,568
Total liabilities	1,049,346	900,195	1,017,437	876,705
Shareholders’ equity
Preferred stock	11,203	11,203	11,203	11,203
Common stock	79,739	79,851	79,840	79,062
Total shareholders’ equity	90,942	91,054	91,043	90,265
Total liabilities and shareholders’ equity	$1,140,288	$991,249	$1,108,480	$966,970
Percentage attributable to non-U.S. operations
Interest-earning assets	39.59%	41.14%	39.59%	40.71%
Interest-bearing liabilities	28.02%	25.81%	27.77%	26.33%

	Interest for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Assets
U.S.	$ 24	$ 208	$ 201	$ 746
Non-U.S.	(13)	79	33	235
Total deposits with banks	11	287	234	981
U.S.	3	981	456	3,324
Non-U.S.	(70)	119	(5)	381
Total collateralized agreements	(67)	1,100	451	3,705
U.S.	805	858	2,794	2,654
Non-U.S.	371	614	1,212	1,736
Total trading assets	1,176	1,472	4,006	4,390
U.S.	261	238	826	723
Non-U.S.	143	102	370	329
Total investments	404	340	1,196	1,052
U.S.	949	1,175	3,093	3,546
Non-U.S.	204	204	598	529
Total loans	1,153	1,379	3,691	4,075
U.S.	210	602	850	1,797
Non-U.S.	45	279	288	816
Total other interest-earning assets	255	881	1,138	2,613
Total interest-earning assets	$2,932	$5,459	$10,716	$16,816
Liabilities
U.S.	$ 411	$ 819	$ 1,628	$ 2,357
Non-U.S.	94	126	354	332
Total interest-bearing deposits	505	945	1,982	2,689
U.S.	47	635	504	1,902
Non-U.S.	3	75	66	228
Total collateralized financings	50	710	570	2,130
U.S.	119	63	346	373
Non-U.S.	226	191	585	562
Total trading liabilities	345	254	931	935
U.S.	111	186	392	483
Non-U.S.	13	4	31	17
Total short-term borrowings	124	190	423	500
U.S.	948	1,286	3,122	4,043
Non-U.S.	33	35	95	76
Total long-term borrowings	981	1,321	3,217	4,119
U.S.	(159)	1,010	106	3,401
Non-U.S.	2	21	146	(255)
Total other interest-bearing liabilities	(157)	1,031	252	3,146
Total interest-bearing liabilities	$1,848	$4,451	$ 7,375	$13,519
Net interest income
U.S.	$ 775	$ 63	$ 2,122	$ 231
Non-U.S.	309	945	1,219	3,066
Net interest income	$1,084	$1,008	$ 3,341	$ 3,297

97	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended September		Nine Months Ended September

	2020	2019	2020	2019
Assets
U.S.	0.17%	2.26%	0.49%	2.39%
Non-U.S.	(0.07)%	0.61%	0.06%	0.64%
Total deposits with banks	0.03%	1.30%	0.25%	1.44%
U.S.	0.01%	2.37%	0.45%	2.70%
Non-U.S.	(0.24)%	0.37%	(0.01)%	0.40%
Total collateralized agreements	(0.11)%	1.50%	0.23%	1.71%
U.S.	1.52%	2.04%	1.86%	2.36%
Non-U.S.	1.14%	1.94%	1.37%	2.00%
Total trading assets	1.38%	2.00%	1.68%	2.20%
U.S.	1.71%	2.45%	2.09%	2.68%
Non-U.S.	3.24%	2.64%	2.88%	3.10%
Total investments	2.06%	2.50%	2.28%	2.80%
U.S.	4.06%	5.42%	4.34%	5.62%
Non-U.S.	4.18%	5.17%	4.28%	5.51%
Total loans	4.08%	5.38%	4.33%	5.61%
U.S.	1.49%	5.63%	2.10%	6.04%
Non-U.S.	0.41%	2.82%	0.86%	3.02%
Total other interest-earning assets	1.01%	4.28%	1.54%	4.60%
Total interest-earning assets	1.16%	2.38%	1.46%	2.58%
Liabilities
U.S.	0.80%	2.39%	1.18%	2.45%
Non-U.S.	0.68%	1.35%	0.91%	1.32%
Total interest-bearing deposits	0.77%	2.17%	1.12%	2.22%
U.S.	0.26%	3.41%	0.89%	4.07%
Non-U.S.	0.04%	0.95%	0.25%	0.93%
Total collateralized financings	0.19%	2.68%	0.69%	2.99%
U.S.	0.99%	0.77%	1.13%	1.62%
Non-U.S.	1.55%	1.65%	1.47%	1.63%
Total trading liabilities	1.30%	1.29%	1.32%	1.63%
U.S.	1.34%	1.94%	1.50%	1.85%
Non-U.S.	0.23%	0.09%	0.20%	0.14%
Total short-term borrowings	0.89%	1.34%	1.02%	1.29%
U.S.	1.89%	2.43%	2.08%	2.61%
Non-U.S.	0.40%	0.48%	0.41%	0.36%
Total long-term borrowings	1.68%	2.20%	1.86%	2.34%
U.S.	(0.51)%	3.02%	0.11%	3.51%
Non-U.S.	0.01%	0.15%	0.30%	(0.63)%
Total other interest-bearing liabilities	(0.33)%	2.17%	0.17%	2.29%
Total interest-bearing liabilities	0.78%	2.10%	1.07%	2.25%
Interest rate spread	0.38%	0.28%	0.39%	0.33%
U.S.	0.51%	0.05%	0.48%	0.06%
Non-U.S.	0.31%	1.00%	0.42%	1.16%
Net yield on interest-earning assets	0.43%	0.44%	0.45%	0.51%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Total loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Total short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs September 2020 Form 10-Q	98

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
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended September 30, 2020. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to September 2020, June 2020 and September 2019 refer to our periods ended, or the dates, as the context requires, September 30, 2020, June 30, 2020 and September 30, 2019, respectively. All references to December 2019 refer to the date December 31, 2019. Any reference to a future year refers to a year ending on December 31 of that year. Beginning in the fourth quarter of 2019, we changed our business segments and balance sheet presentation to better reflect the nature of our activities. Reclassifications have been made to previously reported amounts to conform to the current presentation. See Note 2 to the consolidated financial statements in Part II, Item 8 of the 2019
Form 10-K
for further information.
Executive Overview
Three Months Ended September 2020 versus September 2019.
We generated net earnings of $3.37 billion for the third quarter of 2020, an increase of 79% compared with $1.88 billion for the third quarter of 2019. Diluted earnings per common share (EPS) was $8.98 for the third quarter of 2020, an increase of 87% compared with $4.79 for the third quarter of 2019. Annualized return on average common shareholders’ equity (ROE) was 16.2% for the third quarter of 2020, compared with 9.0% for the third quarter of 2019. Book value per common share was $228.78 as of September 2020, 4.6% higher compared with September 2019.
Net revenues were $10.78 billion for the third quarter of 2020, 30% higher than the third quarter of 2019, reflecting higher net revenues across all segments, including significant increases in Asset Management, primarily due to significant net gains from investments in public equities, and Global Markets, driven by continued strength in Fixed Income, Currency and Commodities (FICC) and Equities.
Provision for credit losses was $278 million for the third quarter of 2020, 4% lower than the third quarter of 2019, primarily reflecting reserve reductions from paydowns on corporate lines of credit and consumer installment loans, partially offset by reserve increases from individual impairments related to wholesale loans and growth in credit card loans.
Operating expenses were $6.20 billion for the third quarter of 2020, 10% higher than the third quarter of 2019, due to higher compensation and benefits expenses, reflecting significantly higher net revenues, and higher non-compensation
expenses, driven by significantly higher net provisions for litigation and regulatory proceedings. Our efficiency ratio (total operating expenses divided by total net revenues) for the third quarter of 2020 was 57.5%, compared with 67.5% for the third quarter of 2019.
During the third quarter of 2020, we returned $448 million of capital in common stock dividends. As of September 2020, our Common Equity Tier 1 (CET1) capital ratio was 14.5% under the Standardized Capital Rules and 12.9% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.

99	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine Months Ended September 2020 versus September 2019.
We generated net earnings of $4.95 billion for the first nine months of 2020, a decrease of 24% compared with $6.55 billion for the first nine months of 2019. Diluted EPS was $12.65 for the first nine months of 2020, a decrease of 22% compared with $16.32 for the first nine months of 2019. Annualized ROE was 7.6% for the first nine months of 2020, compared with 10.4% for the first nine months of 2019.
During the first nine months of 2020, we recorded net provisions for litigation and regulatory proceedings of $3.40 billion, which reduced diluted EPS by $9.46 and annualized ROE by 5.5 percentage points.
Net revenues were $32.82 billion for the first nine months of 2020, 23% higher than the first nine months of 2019. Net revenues were significantly higher in both FICC and Equities within Global Markets, driven by strong client activity, and in Investment Banking, reflecting significantly higher net revenues in both Equity and Debt underwriting. Net revenues in Consumer & Wealth Management were higher, reflecting strength in Wealth management and continued growth in Consumer banking. These increases were partially offset by significantly lower net revenues in Asset Management, due to significantly lower net revenues in both Lending and debt investments and Equity investments, which reflected the impact of a challenging environment earlier this year.
Provision for credit losses was $2.81 billion for the first nine months of 2020, compared with $729 million for the first nine months of 2019. This increase was primarily due to significantly higher provisions related to wholesale loans as a result of forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the Current Expected Credit Losses (CECL) standard) reflecting the impact of the global outbreak of the coronavirus
(COVID-19)
pandemic. In addition, the increase in provisions related to wholesale loans reflected the impact of individual impairments and ratings downgrades during the first nine months of 2020. The first nine months of 2020 also included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.”
Operating expenses were $23.08 billion for the first nine months of 2020, 31% higher than the first nine months of 2019, primarily due to significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting significantly higher net revenues). In addition, brokerage, clearing, exchange and distribution fees were higher (reflecting an increase in activity levels), expenses related to consolidated investments, including impairments, were significantly higher and technology expenses were higher. These increases were partially offset by significantly lower travel and entertainment expenses. Our efficiency ratio (total operating expenses divided by total net revenues) for the first nine months of 2020 was 70.3%, compared with 66.2% for the first nine months of 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for the first nine months of 2020 by 10.3 percentage points.
During the first nine months of 2020, we returned $3.28 billion of capital to common shareholders, including $1.93 billion of common share repurchases, all during the first quarter, and $1.35 billion in common stock dividends.
Business Environment
Although uncertainty about the
COVID-19
pandemic persisted into the third quarter of 2020, the operating environment continued to recover, as global economic activity rebounded significantly during the quarter following a sharp contraction in the second quarter of 2020 and market volatility declined modestly. The reopening of businesses and relaxation of earlier lockdowns contributed to improving economic indicators, including higher consumer spending and lower U.S. unemployment, and actions from central banks and governments globally remained accommodative. As a result, equity prices increased and credit spreads tightened. During the quarter, the U.S. Federal Reserve affirmed its intentions to keep short-term rates near zero for several years, and extra unemployment benefits were temporarily extended in the U.S. via an executive order. Additionally, the Bank of England signaled it could use negative rates as a potential policy tool, and the European Central Bank continued to intervene with monetary easing measures.
Despite broad improvements in the overall economy since March and April, an increase in new
COVID-19
cases at the beginning of the fourth quarter of 2020 in certain regions of the world heightened concerns about the trajectory of the coronavirus, the reinstitution of lockdown measures, and the impact on the pace of economic recovery going forward. Additionally, the ongoing discussion around additional fiscal stimulus in the U.S. contributed to uncertainty about the economic outlook. See “Results of Operations — Segment Operating Results” for further information about the operating environment for each of our business segments.

Goldman Sachs September 2020 Form 10-Q	100

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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.4% as of September 2020, 2.6% as of June 2020 and 2.3% as of December 2019, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

101	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	Calibration to Market Comparables. Market-based transactions are used to corroborate the valuation of positions with similar characteristics, risks and components.

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
We also record an allowance for credit losses on lending commitments which are held for investment and accounted for at amortized cost. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and is included in other liabilities. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

Goldman Sachs September 2020 Form 10-Q	102

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

103	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September

$ in millions, except per share amounts	2020	2019	2020	2019
Net revenues	$10,781	$8,323	$32,819	$26,591
Pre-tax earnings	$ 4,299	$2,416	$ 6,938	$ 8,262
Net earnings	$ 3,367	$1,877	$ 4,953	$ 6,549
Net earnings to common	$ 3,233	$1,793	$ 4,553	$ 6,173
Diluted EPS	$ 8.98	$ 4.79	$ 12.65	$ 16.32
ROE	16.2%	9.0%	7.6%	10.4%
ROTE	17.3%	9.5%	8.1%	11.0%
Net earnings to average total assets	1.2%	0.8%	0.6%	0.9%
Return on average total shareholders’ equity	14.8%	8.2%	7.3%	9.7%
Average equity to average assets	8.0%	9.2%	8.2%	9.3%
Dividend payout ratio	13.9%	26.1%	29.6%	17.8%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	ROE, return on average tangible common shareholders’ equity (ROTE), net earnings to total assets and return on average total shareholders’ equity are annualized amounts.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.

•
Annualized ROE is calculated by dividing annualized net earnings to common by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Annualized ROTE is calculated by dividing annualized net earnings to common by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP
measures and may not be comparable to similar
non-GAAP
measures used by other companies. Annualized return on average total shareholders’ equity is calculated by dividing annualized net earnings by average monthly total shareholders’ equity.

The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Total shareholders’ equity	$ 90,942	$ 91,054	$ 91,043	$ 90,265
Preferred stock	(11,203)	(11,203)	(11,203)	(11,203)
Common shareholders’ equity	79,739	79,851	79,840	79,062
Goodwill and identifiable intangible assets	(4,835)	(4,704)	(4,825)	(4,347)
Tangible common shareholders’ equity	$ 74,904	$ 75,147	$ 75,015	$ 74,715
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Investment banking	$ 1,934	$ 1,587	$ 6,409	$ 4,966
Investment management	1,689	1,562	5,092	4,518
Commissions and fees	804	748	2,699	2,301
Market making	3,327	2,476	12,796	7,678
Other principal transactions	1,943	942	2,482	3,831
Total non-interest revenues	9,697	7,315	29,478	23,294
Interest income	2,932	5,459	10,716	16,816
Interest expense	1,848	4,451	7,375	13,519
Net interest income	1,084	1,008	3,341	3,297
Total net revenues	$ 10,781	$ 8,323	$ 32,819	$ 26,591
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

Goldman Sachs September 2020 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
Despite the continued uncertainty from the
COVID-19
pandemic during the third quarter of 2020, continued improvements in the broader economic environment from the earlier impact of the
COVID-19
pandemic positively impacted financial markets, which along with improving sentiment on the pace of the economic recovery, contributed to generally higher global equity prices and fixed income asset prices compared with the end of the second quarter of 2020. Additionally, the continued benefit of monetary and fiscal support from central banks and governments globally and elevated market volatility impacted market-making activities. Investment banking activities benefitted from high levels of industry-wide underwriting volumes, while industry-wide completed mergers and acquisitions volumes significantly decreased, reflecting the impact of the
COVID-19
pandemic on announcements in the first half of 2020.
If the COVID-19 pandemic persists, it may lead to a decline in market-making activity levels, a continued decline in industry-wide completed mergers and acquisitions volumes, or a decline in industry-wide underwriting volumes, and declines in global equity markets or widening of credit spreads. As a result, net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended September 2020 versus September 2019
Net revenues in the consolidated statements of earnings were $10.78 billion for the third quarter of 2020, 30% higher than the third quarter of 2019, primarily reflecting significantly higher other principal transactions, market making and investment banking revenues, and higher investment management revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $1.93 billion for the third quarter of 2020, 22% higher than the third quarter of 2019, due to significantly higher revenues in equity underwriting, primarily reflecting a significant increase in industry-wide initial public offerings, and higher revenues in debt underwriting, driven by asset-backed and investment-grade activity. These increases were partially offset by significantly lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $1.69 billion for the third quarter of 2020, 8% higher than the third quarter of 2019, due to higher management and other fees, reflecting the impact of higher average assets under supervision (AUS), partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies.
Commissions and fees in the consolidated statements of earnings were $804 million for the third quarter of 2020, 7% higher than the third quarter of 2019.
Market making revenues in the consolidated statements of earnings were $3.33 billion for the third quarter of 2020, 34% higher than the third quarter of 2019, primarily due to significantly higher revenues in equity products (particularly in derivatives), commodities, currencies and credit products and higher revenues in interest rate products.
Other principal transactions revenues in the consolidated statements of earnings were $1.94 billion for the third quarter of 2020, more than double compared with the third quarter of 2019, reflecting net gains from investments in public equities in the third quarter of 2020 compared with net losses in the third quarter of 2019 and significantly higher net gains from debt investments, reflecting tighter corporate credit spreads during the quarter. These increases were partially offset by significantly lower net gains from investments in private equities and lower results for relationship lending activities, including the impact of changes in credit spreads on hedges.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.08 billion for the third quarter of 2020, 8% higher than the third quarter of 2019, reflecting a decrease in interest expense primarily related to other interest-bearing liabilities, collateralized financings and deposits, each reflecting the impact of lower interest rates, partially offset by the impact of higher average balances for deposits. The decrease in interest expense was largely offset by a decrease in interest income primarily related to collateralized agreements and other interest-earning assets reflecting the impact of lower interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

105	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine Months Ended September 2020 versus September 2019
Net revenues in the consolidated statements of earnings were $32.82 billion for the first nine months of 2020, 23% higher than the first nine months of 2019, reflecting significantly higher market making and investment banking revenues, and higher investment management revenues and commissions and fees, partially offset by significantly lower other principal transactions revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $6.41 billion for the first nine months of 2020, 29% higher than the first nine months of 2019, due to significantly higher revenues in both equity and debt underwriting, reflecting a significant increase in industry-wide volumes. These increases were partially offset by lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $5.09 billion for the first nine months of 2020, 13% higher than the first nine months of 2019, due to higher management and other fees, reflecting the impact of higher average AUS and the impact of the consolidation of GS Personal Financial Management, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies. In addition, incentive fees were significantly higher, driven by harvesting.
Commissions and fees in the consolidated statements of earnings were $2.70 billion for the first nine months of 2020, 17% higher than the first nine months of 2019, reflecting an increase in our listed cash equity volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $12.80 billion for the first nine months of 2020, 67% higher than the first nine months of 2019, primarily due to significantly higher revenues in equity products (both derivatives and cash products), interest rate products, credit products, currencies, and commodities.
Other principal transactions revenues in the consolidated statements of earnings were $2.48 billion for the first nine months of 2020, 35% lower than the first nine months of 2019, reflecting significantly lower net gains from investments in private equities and net losses across debt investments, partially offset by significantly higher net gains from investments in public equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $3.34 billion for the first nine months of 2020, 1% higher than the first nine months of 2019, reflecting a decrease in interest expense primarily related to other interest-bearing liabilities, collateralized financings, long-term borrowings and deposits, each reflecting the impact of lower interest rates, partially offset by the impact of higher average balances for deposits. The decrease in interest expense was largely offset by a decrease in interest income primarily related to collateralized agreements, other interest-earning assets and deposits with banks reflecting the impact of lower interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Provision for credit losses	$278	$291	$2,805	$729
Three Months Ended September 2020 versus September 2019.
Provision for credit losses in the consolidated statements of earnings was $278 million for the third quarter of 2020, 4% lower than the third quarter of 2019, primarily reflecting reserve reductions from paydowns on corporate lines of credit and consumer installment loans, partially offset by reserve increases from individual impairments related to wholesale loans and growth in credit card loans.
Provision for credit losses for wholesale loans included approximately $230 million related to the impact of individual impairments, primarily across the technology, media & telecommunications, diversified industrials and natural resources industries, during the third quarter of 2020. Net charge-offs for consumer loans were approximately $65 million during the third quarter of 2020.

Goldman Sachs September 2020 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Nine Months Ended September 2020 versus September 2019.
Provision for credit losses in the consolidated statements of earnings was $2.81 billion for the first nine months of 2020, compared with $729 million for the first nine months of 2019. This increase was primarily due to significantly higher provisions related to wholesale loans as a result of forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) reflecting the impact of the
COVID-19
pandemic during the first nine months of 2020. In addition, the increase in provisions related to wholesale loans reflected the impact of individual impairments and ratings downgrades during the first nine months of 2020. The first nine months of 2020 also included provisions related to credit card loans. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Provision for credit losses for wholesale loans included approximately $960 million related to the impact of individual impairments, primarily across the diversified industrials, technology, media & telecommunications and natural resources industries, during the first nine months of 2020. Net charge-offs for consumer loans were approximately $230 million during the first nine months of 2020.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Compensation and benefits	$ 3,117	$ 2,731	$10,830	$ 9,307
Brokerage, clearing, exchange and distribution fees	911	853	2,831	2,438
Market development	70	169	312	539
Communications and technology	340	283	1,006	859
Depreciation and amortization	468	473	1,404	1,240
Occupancy	235	252	706	711
Professional fees	298	350	956	950
Other expenses	765	505	5,031	1,556
Total operating expenses	$ 6,204	$ 5,616	$23,076	$17,600
Headcount at period-end	40,900	37,800
Three Months Ended September 2020 versus September 2019.
Operating expenses in the consolidated statements of earnings were $6.20 billion for the third quarter of 2020, 10% higher than the third quarter of 2019. Our efficiency ratio (total operating expenses divided by total net revenues) for the third quarter of 2020 was 57.5%, compared with 67.5% for the third quarter of 2019.
The increase in operating expenses compared with the third quarter of 2019 was due to higher compensation and benefits expenses (reflecting significantly higher net revenues) and higher non-compensation
expenses. The increase in
non-compensation
expenses reflected significantly higher net provisions for litigation and regulatory proceedings, and higher technology expenses and brokerage, clearing, exchange and distribution fees, partially offset by lower travel and entertainment expenses (included in market development expenses), professional fees and occupancy-related expenses.
Net provisions for litigation and regulatory proceedings for the third quarter of 2020 were $256 million compared with $47 million for the third quarter of 2019.
Headcount increased 5% compared with June 2020, primarily reflecting the timing of campus hires.
Nine Months Ended September 2020 versus September 2019.
Operating expenses in the consolidated statements of earnings were $23.08 billion for the first nine months of 2020, 31% higher than the first nine months of 2019. Our efficiency ratio (total operating expenses divided by total net revenues) for the first nine months of 2020 was 70.3%, compared with 66.2% for the first nine months of 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for the first nine months of 2020 by 10.3 percentage points.
The increase in operating expenses compared with the first nine months of 2019 was primarily due to significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting significantly higher net revenues). In addition, brokerage, clearing, exchange and distribution fees were higher (reflecting an increase in activity levels), expenses related to consolidated investments, including impairments, were significantly higher (increase was primarily in depreciation and amortization and occupancy expenses), and technology expenses were higher. These increases were partially offset by significantly lower travel and entertainment expenses (included in market development expenses).
Net provisions for litigation and regulatory proceedings for the first nine months of 2020 were $3.40 billion compared with $150 million for the first nine months of 2019.
Headcount increased 7% compared with December 2019, reflecting investments in new business initiatives and an increase in technology professionals.

107	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for Taxes
The effective income tax rate for the first nine months of 2020 was 28.6%, up from the full year tax rate of 20.0% for 2019, primarily due to an increase in provisions for non-deductible
litigation. The decrease, compared with 39.9% for the first half of 2020, was primarily due to significantly lower non-deductible
provisions for litigation in the third quarter of 2020 compared with the first half of 2020.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted on March 27, 2020. The CARES Act includes retroactive and prospective provisions enacted to provide income tax relief and liquidity to businesses affected by the
COVID-19
pandemic. The legislation includes corporate income tax provisions that temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations and allow accelerated depreciation deductions on certain asset improvements. The CARES Act did not have a material impact on our effective tax rate for the first nine months of 2020.
On July 20, 2020, the U.S. Internal Revenue Service and the U.S. Department of the Treasury released final regulations that include an election to exempt income that is subject to a high rate of tax from Global Intangible Low Taxed Income (GILTI) and proposed regulations that would conform the high-tax
elections for purposes of GILTI and Subpart F. These final and proposed regulations did not have a material impact on our effective tax rate for the first nine months of 2020. On September 1, 2020, Base Erosion and Anti-Abuse Tax regulations were released finalizing proposed regulations and supplementing final regulations that were released in 2019. These final regulations did not have a material impact on our effective tax rate for the first nine months of 2020.
On July 22, 2020, the U.K. Finance Act 2020 (Finance Act) was enacted. The Finance Act includes a repeal of a two percentage point decrease in the U.K. corporate income tax rate that was scheduled to become effective on April 1, 2020. The impact of this legislation on our provision for income taxes and income tax assets and liabilities was recognized in the third quarter of 2020 and did not have a material impact on our effective tax rate for the first nine months of 2020.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	September 2020	December 2019
Investment Banking	$ 118,309	$ 92,009
Global Markets	818,255	725,060
Asset Management	94,897	92,102
Consumer & Wealth Management	100,598	83,797
Total	$1,132,059	$992,968
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
Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Investment Banking
Net revenues	$ 1,969	$ 1,841	$ 6,810	$ 5,535
Provision for credit losses	171	91	1,612	258
Operating expenses	1,067	972	4,940	3,027
Pre-tax earnings	$ 731	$ 778	$ 258	$ 2,250
Net earnings to common	$ 452	$ 597	$ 133	$ 1,738
Average common equity	$11,271	$12,471	$11,251	$11,166
Return on average common equity	16.0%	19.1%	1.6%	20.8%
Global Markets
Net revenues	$ 4,553	$ 3,543	$16,892	$11,299
Provision for credit losses	(15)	16	236	15
Operating expenses	2,542	2,377	10,568	7,810
Pre-tax earnings	$ 2,026	$ 1,150	$ 6,088	$ 3,474
Net earnings to common	$ 1,816	$ 839	$ 4,085	$ 2,499
Average common equity	$39,960	$38,847	$40,542	$40,670
Return on average common equity	18.2%	8.6%	13.4%	8.2%
Asset Management
Net revenues	$ 2,768	$ 1,621	$ 4,773	$ 5,962
Provision for credit losses	70	81	420	154
Operating expenses	1,358	1,176	3,888	3,526
Pre-tax earnings	$ 1,340	$ 364	$ 465	$ 2,282
Net earnings to common	$ 839	$ 264	$ 273	$ 1,753
Average common equity	$19,989	$22,320	$20,332	$21,199
Return on average common equity	16.8%	4.7%	1.8%	11.0%
Consumer & Wealth Management
Net revenues	$ 1,491	$ 1,318	$ 4,344	$ 3,795
Provision for credit losses	52	103	537	302
Operating expenses	1,237	1,091	3,680	3,237
Pre-tax earnings	$ 202	$ 124	$ 127	$ 256
Net earnings to common	$ 126	$ 93	$ 62	$ 183
Average common equity	$ 8,519	$ 6,213	$ 7,715	$ 6,027
Return on average common equity	5.9%	6.0%	1.1%	4.0%
Total net revenues	$10,781	$ 8,323	$32,819	$26,591
Total provision for credit losses	278	291	2,805	729
Total operating expenses	6,204	5,616	23,076	17,600
Total pre-tax earnings	$ 4,299	$ 2,416	$ 6,938	$ 8,262
Net earnings to common	$ 3,233	$ 1,793	$ 4,553	$ 6,173
Average common equity	$79,739	$79,851	$79,840	$79,062
Return on average common equity	16.2%	9.0%	7.6%	10.4%

Goldman Sachs September 2020 Form 10-Q	108

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

•	Corporate lending. Includes lending to corporate clients, including relationship lending, middle-market lending and acquisition financing.
The table below presents our Investment Banking assets.

	As of

$ in millions	September 2020	December 2019
Cash and cash equivalents	$ 33,812	$25,301
Collateralized agreements	21,404	13,376
Customer and other receivables	3,450	3,576
Trading assets	26,733	20,737
Investments	1,014	854
Loans	30,135	26,565
Other assets	1,761	1,600
Total	$118,309	$92,009
The table below presents our Investment Banking operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Financial advisory	$ 507	$ 697	$ 1,974	$ 2,342
Equity underwriting	856	366	2,291	1,104
Debt underwriting	571	524	2,144	1,520
Underwriting	1,427	890	4,435	2,624
Corporate lending	35	254	401	569
Net revenues	1,969	1,841	6,810	5,535
Provision for credit losses	171	91	1,612	258
Operating expenses	1,067	972	4,940	3,027
Pre-tax earnings	731	778	258	2,250
Provision for taxes	262	171	74	466
Net earnings	469	607	184	1,784
Preferred stock dividends	17	10	51	46
Net earnings to common	$ 452	$ 597	$ 133	$ 1,738
Average common equity	$11,271	$12,471	$11,251	$11,166
Return on average common equity	16.0%	19.1%	1.6%	20.8%
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September

$ in billions	2020	2019	2020	2019
Announced mergers and acquisitions	$ 344	$ 269	$ 633	$ 1,067
Completed mergers and acquisitions	$ 201	$ 435	$ 811	$ 1,051
Equity and equity-related offerings	$ 28	$ 17	$ 80	$ 49
Debt offerings	$ 81	$ 68	$ 289	$ 197
In the table above:

•	Volumes are per Dealogic.

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

109	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the third quarter of 2020, the operating environment for Investment Banking continued to reflect high levels of underwriting activity, as industry-wide volumes for initial public offerings were strong and high-yield debt offerings remained active, while investment-grade volumes normalized following the strong pace of activity during the first half of 2020. Corporate clients continued to pay down funds borrowed earlier in the year under revolving lines of credit, reflecting improving macroeconomic conditions and companies’ ability to access capital markets, while corporate credit spreads tightened during the quarter. In mergers and acquisitions activity, industry-wide announced volumes increased significantly, following a slowdown during the first half of 2020 that resulted from the uncertainty caused by the
COVID-19
pandemic. The impact from the pandemic to announcements earlier in the year continued to weigh on industry-wide completed mergers and acquisitions volumes, which significantly decreased compared with the second quarter of 2020.
In the future, if industry-wide announced mergers and acquisitions volumes decline, or if industry-wide completed mergers and acquisitions volumes continue to decline, or if industry-wide equity and debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio continue to tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
Three Months Ended September 2020 versus September 2019.
Net revenues in Investment Banking were $1.97 billion for the third quarter of 2020, 7% higher than the third quarter of 2019, reflecting significantly higher net revenues in Underwriting, partially offset by significantly lower net revenues in Corporate lending and Financial advisory.
The increase in Underwriting net revenues was due to significantly higher net revenues in Equity underwriting, primarily reflecting a significant increase in industry-wide initial public offerings, and higher net revenues in Debt underwriting, driven by asset-backed and investment-grade activity. The decrease in Corporate lending net revenues primarily reflected lower results for relationship lending activities, including the impact of changes in credit spreads on hedges. The third quarter of 2020 included $115 million of net losses related to these hedges. The decrease in Financial advisory net revenues reflected a decrease in industry-wide completed mergers and acquisitions transactions.
Provision for credit losses was $171 million for the third quarter of 2020, 88% higher than the third quarter of 2019, reflecting higher impairments related to middle-market and relationship lending, partially offset by reserve reductions from paydowns on corporate lines of credit.
Operating expenses were $1.07 billion for the third quarter of 2020, 10% higher than the third quarter of 2019, due to higher net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $731 million for the third quarter of 2020, 6% lower than the third quarter of 2019.
As of September 2020, our investment banking transaction backlog increased significantly compared with June 2020, due to significantly higher estimated net revenues across potential advisory transactions, potential equity underwriting transactions (primarily from initial public offerings), and potential debt underwriting transactions (particularly from asset-backed and leveraged finance transactions).
Our backlog represents an estimate of our net revenues from future transactions where we believe that future revenue realization is more likely than not. We believe changes in our backlog may be a useful indicator of client activity levels which, over the long term, impact our net revenues. However, the time frame for completion and corresponding revenue recognition of transactions in our backlog varies based on the nature of the assignment, as certain transactions may remain in our backlog for longer periods of time, which could occur in light of the impact of the
COVID-19
pandemic on mergers and acquisitions. In addition, our backlog is subject to certain limitations, such as assumptions about the likelihood that individual client transactions will occur in the future. Transactions may be cancelled or modified, and transactions not included in the estimate may also occur, including underwriting transactions for which the time frame from discussion to completion has shortened in the current environment.
Nine Months Ended September 2020 versus September 2019.
Net revenues in Investment Banking were $6.81 billion for the first nine months of 2020, 23% higher than the first nine months of 2019, reflecting significantly higher net revenues in Underwriting, partially offset by lower net revenues in Financial advisory and significantly lower net revenues in Corporate lending.
The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity and Debt underwriting, reflecting a significant increase in industry-wide volumes. The decrease in Financial advisory net revenues reflected a decrease in industry-wide completed transactions. The decrease in Corporate lending net revenues was due to changes in the fair value of corporate loans, including net losses in the first nine months of 2020 compared with net gains in the first nine months of 2019, and significantly lower net interest income, partially offset by the impact of changes in credit spreads on hedges related to relationship lending activities in the prior year period.

Goldman Sachs September 2020 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for credit losses was $1.61 billion for the first nine months of 2020, compared with $258 million for the first nine months of 2019. This increase reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) reflecting the impact of the
COVID-19
pandemic and higher impairments related to relationship and middle-market lending. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $4.94 billion for the first nine months of 2020, 63% higher than the first nine months of 2019, primarily due to significantly higher net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $258 million for the first nine months of 2020, 89% lower than the first nine months of 2019. Net provisions for litigation and regulatory proceedings reduced annualized ROE by 15.7 percentage points for the first nine months of 2020.
As of September 2020, our investment banking transaction backlog decreased slightly compared with December 2019, reflecting lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions, particularly from leveraged finance and investment-grade transactions, partially offset by significantly higher estimated net revenues from potential equity underwriting transactions, primarily from initial public offerings.
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

111	Goldman Sachs September 2020 Form 10-Q

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
The table below presents our Global Markets assets.

	As of

$ in millions	September 2020	December 2019
Cash and cash equivalents	$ 85,342	$ 82,819
Collateralized agreements	188,342	196,278
Customer and other receivables	100,586	63,277
Trading assets	358,753	316,242
Investments	46,553	25,937
Loans	29,042	31,111
Other assets	9,637	9,396
Total	$818,255	$725,060
The table below presents our Global Markets operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
FICC intermediation	$ 2,170	$ 1,315	$ 8,493	$ 4,627
FICC financing	332	364	1,213	992
FICC	2,502	1,679	9,706	5,619
Equities intermediation	1,466	1,080	5,193	3,395
Equities financing	585	784	1,993	2,285
Equities	2,051	1,864	7,186	5,680
Net revenues	4,553	3,543	16,892	11,299
Provision for credit losses	(15)	16	236	15
Operating expenses	2,542	2,377	10,568	7,810
Pre-tax earnings	2,026	1,150	6,088	3,474
Provision for taxes	122	255	1,742	721
Net earnings	1,904	895	4,346	2,753
Preferred stock dividends	88	56	261	254
Net earnings to common	$ 1,816	$ 839	$ 4,085	$ 2,499
Average common equity	$39,960	$38,847	$40,542	$40,670
Return on average common equity	18.2%	8.6%	13.4%	8.2%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended September 2020
Market making	$1,903	$1,424	$ 3,327
Commissions and fees	–	734	734
Other principal transactions	39	(7)	32
Net interest income	560	(100)	460
Total	$2,502	$2,051	$ 4,553
Three Months Ended September 2019
Market making	$1,376	$1,100	$ 2,476
Commissions and fees	–	728	728
Other principal transactions	20	3	23
Net interest income	283	33	316
Total	$1,679	$1,864	$ 3,543
Nine Months Ended September 2020
Market making	$7,803	$4,993	$12,796
Commissions and fees	–	2,522	2,522
Other principal transactions	(26)	–	(26)
Net interest income	1,929	(329)	1,600
Total	$9,706	$7,186	$16,892
Nine Months Ended September 2019
Market making	$4,372	$3,306	$ 7,678
Commissions and fees	–	2,219	2,219
Other principal transactions	(5)	51	46
Net interest income	1,252	104	1,356
Total	$5,619	$5,680	$11,299

Goldman Sachs September 2020 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During the third quarter of 2020, Global Markets operated in an environment characterized by improving macroeconomic conditions and the continued benefit of monetary and fiscal support from central banks and governments globally, amid the persistent uncertainty around the
COVID-19
pandemic. These factors, in conjunction with improved sentiment on the pace of the economic recovery, contributed to generally higher global equity prices during the quarter, as the S&P 500 Index and the MSCI World Index both increased by 8%, and tighter credit spreads, as U.S. investment-grade credit spreads tightened by approximately 20 basis points and U.S. high yield credit spreads tightened by approximately 90 basis points. Additionally, market volatility remained elevated as the average daily VIX was 26 for the third quarter of 2020, higher than the full year 2019 average of 15, although well below levels experienced in March and April 2020. Client activity remained solid during the quarter, as Equities client volumes remained strong, while FICC client volumes declined from the strong levels of activity in the first half of 2020. If macroeconomic conditions lead to a decline in activity levels or volatility, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended September 2020 versus September 2019.
Net revenues in Global Markets were $4.55 billion for the third quarter of 2020, 29% higher than the third quarter of 2019.
Net revenues in FICC were $2.50 billion, 49% higher than the third quarter of 2019, due to significantly higher net revenues in FICC intermediation, reflecting significantly higher net revenues across four of our five major businesses. Net revenues in FICC financing were lower, reflecting lower net revenues in structured credit financing and repurchase agreements.
The increase in FICC intermediation net revenues reflected the impact of improved market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results in the third quarter of 2019:

•	Net revenues in interest rate products were significantly higher, reflecting the impact of improved market-making conditions on our inventory, partially offset by lower client activity.

•	Net revenues in mortgages and commodities were significantly higher, driven by the impact of improved market-making conditions on our inventory.

•	Net revenues in credit products were significantly higher, primarily reflecting higher client activity.

•	Net revenues in currencies were essentially unchanged as the impact of improved market-making conditions on our inventory was offset by lower client activity.
Net revenues in Equities were $2.05 billion, 10% higher than the third quarter of 2019, due to significantly higher net revenues in Equities intermediation, reflecting significantly higher net revenues in derivatives, partially offset by lower net revenues in cash products. In addition, net revenues in Equities financing were significantly lower, due to higher net funding costs, including the impact of lower yields on our GCLA.
Provision for credit losses was $(15) million for the third quarter of 2020, compared with $16 million for the third quarter of 2019.
Operating expenses were $2.54 billion for the third quarter of 2020, 7% higher than the third quarter of 2019, primarily due to higher net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $2.03 billion for the third quarter of 2020, 76% higher than the third quarter of 2019.
Nine Months Ended September 2020 versus September 2019.
Net revenues in Global Markets were $16.89 billion for the first nine months of 2020, 49% higher than the first nine months of 2019.
Net revenues in FICC were $9.71 billion, 73% higher than the first nine months of 2019, primarily due to significantly higher net revenues in FICC intermediation, reflecting significantly higher net revenues across all major businesses. In addition, net revenues in FICC financing were significantly higher, driven by repurchase agreements.

113	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The increase in FICC intermediation net revenues reflected significantly higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results in the first nine months of 2019:

•
Net revenues in interest rate products and credit products were significantly higher, reflecting higher client activity, partially offset by the impact of challenging market-making conditions on our inventory.

•	Net revenues in commodities were significantly higher, reflecting the impact of improved market-making conditions on our inventory and higher client activity.

•	Net revenues in currencies and mortgages were significantly higher, driven by higher client activity.
Net revenues in Equities were $7.19 billion, 27% higher than the first nine months of 2019, due to significantly higher net revenues in Equities intermediation, reflecting significantly higher net revenues in both derivatives and cash products, partially offset by lower net revenues in Equities financing, reflecting higher net funding costs, including the impact of lower yields on our GCLA and the cancellation of dividends in Europe in the first half of 2020.
Provision for credit losses was $236 million for the first nine months of 2020, compared with $15 million for the first nine months of 2019. This increase reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) reflecting the impact of the
COVID-19
pandemic. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $10.57 billion for the first nine months of 2020, 35% higher than the first nine months of 2019, reflecting significantly higher net provisions for litigation and regulatory proceedings, significantly higher compensation and benefits expenses (reflecting significantly higher net revenues) and higher brokerage, clearing, exchange and distribution fees.
Pre-tax
earnings were $6.09 billion for the first nine months of 2020, 75% higher than the first nine months of 2019. Net provisions for litigation and regulatory proceedings reduced annualized ROE by 6.1 percentage points for the first nine months of 2020.
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
Asset Management generates revenues from the following:

•
Management and other fees.
The majority of revenues in management and other fees consists of asset-based fees on client assets that we manage. For further information about AUS, see “Assets Under Supervision” below. The fees that we charge vary by asset class, distribution channel and the types of services provided, and are affected by investment performance, as well as asset inflows and redemptions.

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

Goldman Sachs September 2020 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Asset Management assets.

	As of

$ in millions	September 2020	December 2019
Cash and cash equivalents	$ 8,726	$ 6,756
Collateralized agreements	5,273	3,433
Customer and other receivables	973	1,579
Trading assets	6,386	5,266
Investments	33,182	37,096
Loans	16,966	17,101
Other assets	23,391	20,871
Total	$94,897	$92,102
The table below presents our Asset Management operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Management and other fees	$ 728	$ 660	$ 2,052	$ 1,934
Incentive fees	28	24	216	85
Equity investments	1,423	596	2,325	2,900
Lending and debt investments	589	341	180	1,043
Net revenues	2,768	1,621	4,773	5,962
Provision for credit losses	70	81	420	154
Operating expenses	1,358	1,176	3,888	3,526
Pre-tax earnings	1,340	364	465	2,282
Provision for taxes	482	86	133	473
Net earnings	858	278	332	1,809
Preferred stock dividends	19	14	59	56
Net earnings to common	$ 839	$ 264	$ 273	$ 1,753
Average common equity	$19,989	$22,320	$20,332	$21,199
Return on average common equity	16.8%	4.7%	1.8%	11.0%
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Equity Type
Private equity	$ 642	$ 863	$ 1,392	$ 2,675
Public equity	781	(267)	933	225
Total	$ 1,423	$ 596	$ 2,325	$ 2,900
Asset Class
Real estate	$ 221	$ 582	$ 1,259	$ 1,347
Corporate	1,202	14	1,066	1,553
Total	$ 1,423	$ 596	$ 2,325	$ 2,900
Operating Environment.
During the third quarter of 2020, continued improvements in the broader economic environment from the earlier impact of the
COVID-19
pandemic positively impacted financial markets, which along with improving sentiment on the pace of the economic recovery, contributed to generally higher global equity prices and fixed income asset prices compared with the end of the second quarter of 2020 and provided a more favorable backdrop for asset management activities and investments. If the
COVID-19
pandemic persists, asset prices may decline, credit spreads may widen, and investors may continue to transition to asset classes that typically generate lower fees or investors may continue to withdraw their assets. As a result, net revenues in Asset Management would likely be negatively impacted.
Three Months Ended September 2020 versus September 2019.
Net revenues in Asset Management were $2.77 billion for the third quarter of 2020, 71% higher than the third quarter of 2019, reflecting significantly higher net revenues in Equity investments and Lending and debt investments, and higher Management and other fees from our institutional and third-party distribution asset management clients. Incentive fees were essentially unchanged.
The increase in Equity investments net revenues reflected net gains from investments in public equities in the third quarter of 2020 compared with net losses in the third quarter of 2019. This increase was partially offset by significantly lower net gains from investments in private equities. Net gains from investments in private equities for the third quarter of 2020 were primarily driven by company-specific events, such as fundraisings, capital markets activities and sales.
The increase in Lending and debt investments net revenues was due to significantly higher net gains, reflecting tighter corporate credit spreads during the quarter. Lending and debt investments net revenues included approximately $275 million of net interest income for the third quarter of 2020. The increase in Management and other fees reflected the impact of higher average AUS, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies.
Provision for credit losses was $70 million for the third quarter of 2020, 14% lower than the third quarter of 2019.
Operating expenses were $1.36 billion for the third quarter of 2020, 15% higher than the third quarter of 2019, primarily due to higher compensation and benefits expenses (reflecting significantly higher net revenues).
Pre-tax
earnings were $1.34 billion for the third quarter of 2020, compared with $364 million for the third quarter of 2019.
Nine Months Ended September 2020 versus September 2019.
Net revenues in Asset Management were $4.77 billion for the first nine months of 2020, 20% lower than the first nine months of 2019, reflecting significantly lower net revenues in both Lending and debt investments and Equity investments, partially offset by significantly higher Incentive fees and higher Management and other fees from our institutional and third-party distribution asset management clients.
The decrease in Lending and debt investments net revenues reflected net losses across debt investments for the first nine months of 2020, primarily within our multi-strategy investing portfolio. Lending and debt investments net revenues included approximately $725 million of net interest income for the first nine months of 2020.

115	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities, partially offset by significantly higher net gains from investments in public equities. Net gains from investments in private equities for the first nine months of 2020 were primarily driven by company-specific events, largely from sales.
The increase in Incentive fees was driven by harvesting and the increase in Management and other fees reflected the impact of higher average AUS, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies.
Provision for credit losses was $420 million for the first nine months of 2020, compared with $154 million for the first nine months of 2019. This increase reflected forecasts of expected deterioration in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) reflecting the impact of the
COVID-19
pandemic and higher impairments related to the private credit and real estate portfolios. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $3.89 billion for the first nine months of 2020, 10% higher than the first nine months of 2019, primarily due to higher compensation and benefits expenses and significantly higher expenses related to consolidated investments, including impairments. Pre-tax earnings were $465 million for the first nine months of 2020, 80% lower than the first nine months of 2019.
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

Goldman Sachs September 2020 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	September 2020	December 2019
Cash and cash equivalents	$ 25,321	$18,670
Collateralized agreements	13,649	8,675
Customer and other receivables	6,172	6,173
Trading assets	16,528	13,087
Investments	43	50
Loans	35,700	34,127
Other assets	3,185	3,015
Total	$100,598	$83,797
The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
Management and other fees	$ 957	$ 881	$2,854	$2,508
Incentive fees	7	21	86	62
Private banking and lending	201	199	538	589
Wealth management	1,165	1,101	3,478	3,159
Consumer banking	326	217	866	636
Net revenues	1,491	1,318	4,344	3,795
Provision for credit losses	52	103	537	302
Operating expenses	1,237	1,091	3,680	3,237
Pre-tax earnings	202	124	127	256
Provision for taxes	66	27	36	53
Net earnings	136	97	91	203
Preferred stock dividends	10	4	29	20
Net earnings to common	$ 126	$ 93	$ 62	$ 183
Average common equity	$8,519	$6,213	$7,715	$6,027
Return on average common equity	5.9%	6.0%	1.1%	4.0%
Operating Environment.
During the third quarter of 2020, continued improvements in the broader economic environment from the earlier impact of the
COVID-19
pandemic positively impacted financial markets, which along with improving sentiment on the pace of the economic recovery, contributed to generally higher global equity prices and fixed income asset prices compared with the end of the second quarter of 2020. Additionally, economic indicators, such as retail spending and the unemployment rate in the U.S., continued to generally improve during the quarter. If the
COVID-19
pandemic persists, asset prices may decline, investors may continue to favor asset classes that typically generate lower fees, investors may withdraw their assets and consumers may withdraw their deposits or consumer credit may deteriorate. As a result, net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
Three Months Ended September 2020 versus September 2019.
Net revenues in Consumer & Wealth Management were $1.49 billion for the third quarter of 2020, 13% higher than the third quarter of 2019.
Net revenues in Wealth management were $1.17 billion, 6% higher than the third quarter of 2019, due to higher Management and other fees, primarily reflecting the impact of higher average AUS and higher transaction volumes, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies. Incentive fees were lower, while net revenues in Private banking and lending were essentially unchanged.
Net revenues in Consumer banking were $326 million, 50% higher than the third quarter of 2019, primarily reflecting higher credit card loan balances.
Provision for credit losses was $52 million for the third quarter of 2020, 50% lower than the third quarter of 2019, reflecting reserve reductions from paydowns on consumer installment loans, partially offset by growth in credit card loans.
Operating expenses were $1.24 billion for the third quarter of 2020, 13% higher than the third quarter of 2019, primarily due to higher compensation and benefits expenses (reflecting higher net revenues).
Pre-tax
earnings were $202 million for the third quarter of 2020, 63% higher than the third quarter of 2019.
Nine Months Ended September 2020 versus September 2019.
Net revenues in Consumer & Wealth Management were $4.34 billion for the first nine months of 2020, 14% higher than the first nine months of 2019.
Net revenues in Wealth management were $3.48 billion, 10% higher than the first nine months of 2019, due to higher Management and other fees, primarily reflecting the impact of higher average AUS, the impact of the consolidation of GS Personal Financial Management and higher transaction volumes, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies. Incentive fees were also higher, while net revenues in Private banking and lending were lower, primarily reflecting lower interest rates.
Net revenues in Consumer banking were $866 million, 36% higher than the first nine months of 2019, due to higher credit card loan and deposit balances.
Provision for credit losses was $537 million for the first nine months of 2020, 78% higher than the first nine months of 2019, primarily reflecting growth in credit card loans.
Operating expenses were $3.68 billion for the first nine months of 2020, 14% higher than the first nine months of 2019, primarily due to higher expenses related to the impact of the consolidation of GS Personal Financial Management and our credit card activities.
Pre-tax
earnings were $127 million for the first nine months of 2020, 50% lower than the first nine months of 2019.

117	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Assets Under Supervision
AUS includes our institutional clients’ assets and assets sourced through third-party distributors (both included in our Asset Management segment), as well as high-net-worth
clients’ assets (included in our Consumer & Wealth Management segment), where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds, private equity funds, real estate funds, and separately managed accounts for institutional and individual investors. AUS also includes client assets invested with third-party managers, private bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. AUS does not include the self-directed brokerage assets of our clients.
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of September

$ in billions	2020	2019
Segment
Asset Management	$1,461	$1,232
Consumer & Wealth Management	575	530
Total AUS	$2,036	$1,762
Asset Class
Alternative investments	$ 182	$ 182
Equity	421	392
Fixed income	856	784
Total long-term AUS	1,459	1,358
Liquidity products	577	404
Total AUS	$2,036	$1,762
Distribution Channel
Institutional	$ 725	$ 679
Wealth management	575	530
Third-party distributed	736	553
Total AUS	$2,036	$1,762
Region
Americas	$1,563	$1,331
EMEA	305	263
Asia	168	168
Total AUS	$2,036	$1,762
Vehicle
Separate accounts	$1,120	$1,044
Public funds	673	540
Private funds and other	243	178
Total AUS	$2,036	$1,762
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based
fees) we earned on our firmwide AUS was 29 basis points for both the three and nine months ended September 2020 and 32 basis points for both the three and nine months ended September 2019. This decrease primarily reflected shifts in the mix of client assets and strategies.
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $1.41 billion as of September 2020 and $1.63 billion as of December 2019. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets of the funds.
The table below presents changes in our AUS.

	Three Months Ended September		Nine Months Ended September

$ in billions	2020	2019	2020	2019
Asset Management
Beginning balance	$1,499	$1,171	$1,298	$1,087
Net inflows/(outflows):
Alternative investments	(3)	(1)	(6)	3
Equity	(5)	26	–	33
Fixed income	22	11	35	39
Total long-term AUS net inflows/(outflows)	14	36	29	75
Liquidity products	(86)	12	101	2
Total AUS net inflows/(outflows)	(72)	48	130	77
Net market appreciation/(depreciation)	34	13	33	68
Ending balance	$1,461	$1,232	$1,461	$1,232
Consumer & Wealth Management
Beginning balance	$ 558	$ 489	$ 561	$ 455
Net inflows/(outflows):
Alternative investments	2	9	2	7
Equity	–	15	–	11
Fixed income	2	9	(6)	13
Total long-term AUS net inflows/(outflows)	4	33	(4)	31
Liquidity products	(4)	5	14	5
Total AUS net inflows/(outflows)	–	38	10	36
Net market appreciation/(depreciation)	17	3	4	39
Ending balance	$ 575	$ 530	$ 575	$ 530
Firmwide
Beginning balance	$2,057	$1,660	$1,859	$1,542
Net inflows/(outflows):
Alternative investments	(1)	8	(4)	10
Equity	(5)	41	–	44
Fixed income	24	20	29	52
Total long-term AUS net inflows/(outflows)	18	69	25	106
Liquidity products	(90)	17	115	7
Total AUS net inflows/(outflows)	(72)	86	140	113
Net market appreciation/(depreciation)	51	16	37	107
Ending balance	$2,036	$1,762	$2,036	$1,762

Goldman Sachs September 2020 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•
Total AUS net inflows/(outflows) for the three and nine months ended September 2019 included $58 billion of inflows (substantially all in equity and fixed income assets) in connection with the acquisitions of Standard & Poor’s Investment Advisory Services (SPIAS) and GS Personal Financial Management. SPIAS was included in the Asset Management segment and GS Personal Financial Management was included in the Consumer & Wealth Management segment.

•
Total AUS net inflows/(outflows) for the nine months ended September 2019 included $13 billion of inflows (substantially all in equity and fixed income assets) in connection with the acquisition of Rocaton Investment Advisors, which was included in the Asset Management segment.

The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the

	Three Months Ended September		Nine Months Ended September

$ in billions	2020	2019	2020	2019
Segment
Asset Management	$1,512	$1,214	$1,412	$1,155
Consumer & Wealth Management	571	514	555	491
Total AUS	$2,083	$1,728	$1,967	$1,646
Asset Class
Alternative investments	$ 181	$ 177	$ 182	$ 173
Equity	418	380	398	350
Fixed income	844	771	815	734
Total long-term AUS	1,443	1,328	1,395	1,257
Liquidity products	640	400	572	389
Total AUS	$2,083	$1,728	$1,967	$1,646
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
The table below presents information about our AUS for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of September 2020
Corporate equity	$ 79	$ 42	$121
Credit	18	61	79
Real estate	16	44	60
Hedge funds and multi-asset	69	1	70
Other	–	1	1
Total	$182	$149	$331
As of September 2019
Corporate equity	$ 80	$ 37	$117
Credit	13	48	61
Real estate	12	44	56
Hedge funds and multi-asset	77	1	78
Other	–	1	1
Total	$182	$131	$313
In the table above:

•	Substantially all corporate equity is private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $37 billion as of September 2020 and $30 billion as of September 2019.

•
Non-fee-earning
alternative assets primarily includes investments that we hold on our balance sheet, our unfunded commitments, unfunded commitments of our clients (where we do not charge fees on commitments), credit facilities collateralized by fund assets and employee funds. Our calculation of non-fee-earning
alternative assets may not be comparable to similar calculations used by other companies.

The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of September 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	9	2	3	20	34
Other	–	–	–	1	1
Total	$17	$13	$19	$21	$70
As of September 2019
Corporate equity	$ –	$ –	$18	$ –	$18
Credit	7	10	–	–	17
Real estate	9	3	4	17	33
Other	–	–	–	1	1
Total	$16	$13	$22	$18	$69
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

$ in billions	As of September 2020
Loans	$17
Debt securities	13
Total	$30
Accounting Classification
Debt securities at fair value	43%
Loans at amortized cost	44%
Loans at fair value	13%
Total	100%
Region
Americas	46%
EMEA	33%
Asia	21%
Total	100%
Industry
Consumers	4%
Financial Institutions	8%
Healthcare	8%
Industrials	16%
Natural Resources & Utilities	4%
Real Estate	35%
Technology, Media & Telecommunications	13%
Other	12%
Total	100%

119	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equity.
The table below presents the concentration of equity securities within our alternative investments by vintage, region and industry.

$ in billions	As of September 2020
Equity securities	$19
Vintage
2013 or earlier	32%
2014 - 2016	35%
2017 - thereafter	33%
Total	100%
Region
Americas	52%
EMEA	16%
Asia	32%
Total	100%
Industry
Financial Institutions	23%
Healthcare	8%
Industrials	5%
Natural Resources & Utilities	7%
Real Estate	18%
Technology, Media & Telecommunications	33%
Other	6%
Total	100%
In the table above:

•
Equity securities included $16 billion of private equity positions and $3 billion of public equity positions that converted from private equity upon the initial public offering of the underlying company.

•	Real estate equity securities consisted of 2% of multifamily, 3% of office, 6% of mixed use and 7% of other real estate equity securities.
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $21 billion, which were funded with liabilities of approximately $12 billion as of September 2020. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

$ in billions	As of September 2020
CIE assets, net of financings	$9
Region
Americas	62%
EMEA	21%
Asia	17%
Total	100%
Asset Class
Hospitality	4%
Industrials	8%
Multifamily	24%
Office	30%
Retail	6%
Senior Housing	12%
Student Housing	7%
Other	9%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

Goldman Sachs September 2020 Form 10-Q	120

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
Scenario Analyses.
We conduct various scenario analyses, including as part of the Comprehensive Capital Analysis and Review (CCAR) and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and equity capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

121	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of September 2020, total assets in our consolidated balance sheets were $1.13 trillion, an increase of $139.09 billion from December 2019, primarily reflecting increases in trading assets of $53.07 billion (primarily reflecting the impact of interest rate movements on derivative instruments and increases in our and our clients’ activities in government and agency obligations), customer and other receivables of $36.58 billion (primarily reflecting higher client activity), cash and cash equivalents of $19.66 billion (primarily reflecting our activities), and investments of $16.86 billion (primarily reflecting an increase in U.S. government obligations accounted for as available-for-sale).
As of September 2020, total liabilities in our consolidated balance sheets were $1.04 trillion, an increase of $136.71 billion from December 2019, primarily reflecting increases in deposits of $71.22 billion (primarily reflecting increases in consumer, transaction banking and private bank deposits), trading liabilities of $53.31 billion (primarily reflecting higher client activity in equities and government obligations and the impact of interest rate movements on derivative instruments), customer and other payables of $12.54 billion (primarily reflecting higher client activity), partially offset by a decrease in collateralized financings of $8.47 billion (primarily reflecting the impact of our and our clients’ activities).
Our total repurchase agreements, accounted for as collateralized financings, were $101.28 billion as of September 2020 and $117.76 billion as of December 2019, which were 15% higher as of September 2020 and 32% higher as of December 2019 than the average daily amount of repurchase agreements over the respective quarters. As of September 2020, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our activity and our clients’ activity at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of

$ in millions	September 2020	December 2019
Total assets	$1,132,059	$992,968
Unsecured long-term borrowings	$ 213,936	$207,076
Total shareholders’ equity	$ 92,650	$ 90,265
Leverage ratio	12.2x	11.0x
Debt-to-equity ratio	2.3x	2.3x
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

	As of

$ in millions, except per share amounts	September 2020	December 2019
Total shareholders’ equity	$ 92,650	$ 90,265
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	81,447	79,062
Goodwill and identifiable intangible assets	(4,965)	(4,837)
Tangible common shareholders’ equity	$ 76,482	$ 74,225
Book value per common share	$ 228.78	$ 218.52
Tangible book value per common share	$ 214.84	$ 205.15
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 356.0 million as of September 2020 and 361.8 million as of December 2019. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

Goldman Sachs September 2020 Form 10-Q	122

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
The table below presents information about our funding sources.

	As of

$ in millions	September 2020		December 2019
Deposits	$261,234	35%	$190,019	28%
Collateralized financings	143,548	19%	152,018	22%
Unsecured short-term borrowings	48,028	6%	48,287	7%
Unsecured long-term borrowings	213,936	28%	207,076	30%
Total shareholders’ equity	92,650	12%	90,265	13%
Total	$759,396	100%	$687,665	100%
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
Deposits.
Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. We raise deposits, including savings, demand and time deposits, from private bank clients, consumers, transaction banking clients, other institutional clients, and through internal and third-party broker-dealers. Our deposits are primarily raised through GS Bank USA and GSIB. See Note 13 to the consolidated financial statements for further information about our deposits.
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of September 2020.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $501 million as of September 2020 and $527 million as of December 2019. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

123	Goldman Sachs September 2020 Form 10-Q

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of September 2020
2021	$ –	$ –	$ –	$9,062	$ 9,062
2022	$ 7,004	$6,406	$6,858	$6,244	26,512
2023	$10,293	$6,647	$8,398	$4,408	29,746
2024	$ 6,409	$4,201	$6,039	$3,078	19,727
2025	$ 7,231	$8,861	$5,849	$4,492	26,433
2026 - thereafter					102,456
Total					$213,936
The weighted average maturity of our unsecured long-term borrowings as of September 2020 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

Goldman Sachs September 2020 Form 10-Q	124

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
The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and severely adverse scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions. The FRB determines the stressed capital buffer (SCB) applicable to us based on its own annual stress test. The SCB under the Standardized approach is calculated as (i) the difference between our starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario and (ii) our planned common stock dividends for each of the fourth through seventh quarters of the planning horizon, expressed as a percentage of risk-weighted assets (RWAs).
With respect to our 2020 CCAR submission, the FRB notified us that our SCB beginning on October 1, 2020 is 6.6%, bringing our Standardized CET1 capital ratio requirement to 13.6%. In light of the impact of the
COVID-19
pandemic on the economy, the FRB required all large bank holding companies (BHCs) to suspend stock repurchases through the fourth quarter of 2020 and not to increase common stock dividends or pay common stock dividends in excess of their average net income over the past four quarters. The FRB is also requiring large BHCs to resubmit their capital plans in November 2020 under the updated baseline and severely adverse scenarios, and a new alternative severe scenario. The FRB will use this submission to conduct a second round of stress tests to further evaluate the resiliency of BHCs. The FRB will release firm-specific results by the end of the year. We plan to maintain both common and preferred dividends, while complying with the SCB rule. In addition, we will continue deploying capital to our businesses where returns are accretive and otherwise return it to our shareholders as permitted by the FRB.
GS Bank USA has its own capital planning process, but was not required to conduct its annual stress test in 2020. Based on growth in GS Bank USA’s average balance sheet, it will be subject to this requirement beginning in 2022. Goldman Sachs International (GSI) and GSIB also have their own capital planning and stress testing process, which incorporates internally designed stress tests developed in accordance with the guidelines of the Prudential Regulation Authority (PRA).
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

125	Goldman Sachs September 2020 Form 10-Q

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
As of September 2020, the remaining share authorization under our existing repurchase program was 49.7 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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
The capital requirements calculated in accordance with the Capital Framework include the risk-based capital buffers and
G-SIB
surcharge. The risk-based capital buffers, applicable to us as of September 2020, include the capital conservation buffer of 2.5% and the countercyclical capital buffer, which the FRB has set to zero percent. Beginning on October 1, 2020, the SCB replaced the capital conservation buffer under the Standardized Capital Rules. See “Equity Capital Management – Capital Planning and Stress Testing Process” for further information about our applicable SCB. In addition, the
G-SIB
surcharge applicable to us for 2020 is 2.5% based on 2018 financial data and 2.5% for 2021 based on 2019 financial data. Based on financial data for the nine months ended September 2020, our current estimate is that we are above the threshold for the 3.0%
G-SIB
surcharge. We expect that our
G-SIB
surcharge may remain above the 3% threshold over the next three years. This increase would be effective on January 1 of the year that is one full calendar year after the increased
G-SIB
surcharge is finalized. The
G-SIB
surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes. Our target Standardized CET1 capital ratio over the medium term is between 13.0% and 13.5% (including management buffers)
based upon the execution of our previously announced strategic initiatives and achievement of capital efficiencies.
See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.

Goldman Sachs September 2020 Form 10-Q	126

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

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	As of

$ in millions	September 2020	December 2019
TLAC	$ 238,666	$ 236,850
External long-term debt	$ 138,500	$ 141,770
RWAs	$ 599,626	$ 563,575
Leverage exposure	$1,301,868	$1,375,467
TLAC to RWAs	39.8%	42.0%
TLAC to leverage exposure	18.3%	17.2%
External long-term debt to RWAs	23.1%	25.2%
External long-term debt to leverage exposure	10.6%	10.3%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Advanced RWAs as of September 2020 and Standardized RWAs as of December 2019. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•
Leverage exposure consists of average adjusted total assets and certain off-balance
sheet exposures. As of September 2020, leverage exposure excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. This temporary amendment is effective through March 31, 2021.

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

127	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GS&Co. had regulatory net capital, as defined by
Rule 15c3-1,
of $20.90 billion as of September 2020 and $20.88 billion as of December 2019, which exceeded the amount required by $17.08 billion as of September 2020 and $18.15 billion as of December 2019. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both September 2020 and December 2019, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S.
Regulated Broker-Dealer Subsidiaries.
Our principal
non-U.S.
regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the Financial Conduct Authority (FCA).
GSI is subject to the capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III).
The table below presents GSI’s risk-based capital requirements.

	As of

	September 2020	December 2019
Risk-based capital requirements
CET1 capital ratio	8.2%	8.8%
Tier 1 capital ratio	10.2%	10.8%
Total capital ratio	12.7%	13.4%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	September 2020	December 2019
Risk-based capital and risk-weighted assets
CET1 capital	$ 26,013	$ 24,142
Tier 1 capital	$ 34,313	$ 32,442
Tier 2 capital	$ 5,377	$ 5,374
Total capital	$ 39,690	$ 37,816
RWAs	$242,669	$206,669
Risk-based capital ratios
CET1 capital ratio	10.7%	11.7%
Tier 1 capital ratio	14.1%	15.7%
Total capital ratio	16.4%	18.3%
In the table above, CET1 capital, Tier 1 capital and Total capital as of September 2020 excluded GSI’s undistributed profits from July 1, 2020 through September 30, 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA.
In November 2016, the European Commission proposed amendments to the CRR to implement a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance
sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. The required leverage ratio is expected to become effective for GSI on June 28, 2021. GSI had a leverage ratio of 4.6% as of both September 2020 and December 2019. GSI’s leverage ratio as of September 2020 excluded GSI’s undistributed profits from July 1, 2020 through September 30, 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. As of September 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2020 and December 2019, these subsidiaries were in compliance with their local capital requirements.

Goldman Sachs September 2020 Form 10-Q	128

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
The E.U. and the U.K. have not yet completed their assessments of equivalence, based upon the existing
non-E.U.
country equivalence regimes and there is increasing uncertainty as to the likelihood of those assessments being in place by the end of the transition period. We are monitoring the ongoing development related to Brexit and continue to prepare for a scenario where the U.K. financial services firms will lose access to E.U. markets on December 31, 2020 (a “hard” Brexit) while ensuring we remain flexible and well positioned to allow our clients to benefit from any more favorable scenarios. Our planning also recognizes that after the end of the transition period, we can rely on a degree of continuing access for our U.K. entities pursuant to national cross-border access regimes in certain jurisdictions (for example, based on specific licenses or exemptions). See “Regulatory Matters and Other Developments — Other Developments” in Part II, Item 7 of the 2019
Form 10-K
for further information about our plan to manage a hard Brexit scenario.
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. The FCA, which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. In the first quarter of 2020, the FCA, alongside the Bank of England and the members of the Working Group on Sterling Risk-Free Reference Rates, issued a statement reaffirming that firms cannot rely on LIBOR being published after 2021. In October 2020, the International Swaps and Derivatives Association (ISDA) launched the IBOR Fallbacks Protocol, which will become effective in January 2021, and will provide derivatives market participants with new fallbacks for legacy and new derivatives contracts. Both counterparties will have to adhere to the Fallbacks Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. We have adhered to the Fallbacks Protocol for our derivative contracts. We continue to make progress on our LIBOR transition program in line with this deadline.
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

129	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Impact of
COVID-19
Pandemic.
The persistence of the
COVID-19
pandemic poses ongoing challenges for the global economy. While economic activity has generally accelerated from earlier in the year when widespread lockdown measures were in place, progress has been uneven across countries and the sustainability of global economic recovery is vulnerable to the risk of a resurgence in infections. Governments and central banks around the world have remained proactive in responding to the crisis through unprecedented accommodative monetary policy and fiscal stimulus.
We have continued to successfully execute on our Business Continuity Planning (BCP) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the
COVID-19
pandemic. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic is managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. As a result of our BCP strategy
, the majority of our employees worked remotely during the third quarter of 2020, as in the second quarter of 2020. We have established policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities. As communities where we operate began to reopen, we took the necessary steps to enable employees to start to return to the office in a safe manner. We are in constant dialogue with key stakeholders to assess health and safety conditions across all of our office locations and to implement procedures necessary to protect the well-being of employees, such as controls around building access, strict physical distancing measures and enhanced cleaning regimes. We have continued to make measured progress in returning to the office. As of mid-October,
approximately 60% of employees in Hong Kong and Tokyo were working in the office, approximately 50% in most of Europe, approximately 30% in the U.K. and approximately 20% in New York. Progress going forward for each of our offices around the world will be dictated by the circumstances in each region.
Our systems and infrastructure have continued to support all of our activities. We maintained regular and active communication among senior management, the rest of our employees and the Board. Decision-making continues to occur through a variety of senior management meetings. Since the beginning of the
COVID-19
pandemic, our Management Committee and other senior leaders have met regularly and our executive officers have provided regular and enhanced communications to promote connectivity with our clients and employees worldwide. Furthermore, we have ongoing dialogues with vendors intended to ensure that they continue to meet our criteria for business continuity.
Our liquidity position during the third quarter of 2020 remained strong, as our GCLA averaged $302 billion for the quarter. We continue to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. Our CET1 capital ratios under the Standardized approach improved to 14.5% as of the end of the third quarter of 2020, up 120 basis points compared with the second quarter of 2020, as we effectively managed our capital while continuing to support our clients. We suspended stock repurchases during the first quarter of 2020 and through the third quarter of 2020. Consistent with the FRB’s requirement for all large BHCs, we have extended the suspension of stock repurchases through the fourth quarter of 2020. See “Balance Sheet and Funding Sources,” “Equity Capital Management and Regulatory Capital” and “Liquidity Risk Management” for further information.
As a result of the
COVID-19
pandemic, we have had to apply a greater degree of judgment in making certain accounting estimates and assumptions. The ongoing uncertainty regarding future developments associated with the
COVID-19
pandemic and the path of the global economy creates added challenges and complexities in determining the allowance for credit losses, as the process is inherently judgmental and requires estimation of expected credit losses based on economic forecasts and other considerations. The uncertainty regarding the severity and duration of the future economic impacts of the
COVID-19
pandemic also affects the estimation of the fair value for less liquid financial instruments that lack price transparency, where valuation involves judgment regarding estimated future cash flows or other significant unobservable inputs. Although conditions in financial markets normalized following a period of severe disruption early in the pandemic, determining the valuation for certain Level 3 instruments remains challenging in the current environment. See Note 9 to the consolidated financial statements for further information about our allowance for credit losses and Note 4 to the consolidated financial statements for further information about fair value measurements.

Goldman Sachs September 2020 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As a result of the ongoing uncertainty in the macroeconomic environment since we last performed a quantitative goodwill impairment test in the fourth quarter of 2019, we assessed goodwill for impairment as of September 2020 and determined that it was not impaired. See Note 12 to the consolidated financial statements for further information about goodwill.
Volatility remains at elevated levels and continues to be a driver of client trading activity. We have remained committed to serving the needs of our clients by deploying our balance sheet in a disciplined manner to intermediate risk. Our average daily
Value-at-Risk
(VaR) for the third quarter of 2020 was $91 million, $33 million higher than the third quarter of 2019. We have maintained our proactive approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. With respect to credit risk, the gradual reopening of global economies and ongoing actions taken by governments have aided borrowers that have faced significant disruptions due to the
COVID-19
pandemic, such as companies in the oil and gas, gaming and lodging, and airlines industries, but these borrowers still face substantial pressure in trying to manage through the crisis. In relationship lending, drawdowns on credit facilities are returning to more normalized levels, with net paydowns of approximately $7 billion occurring during the third quarter of 2020. However, credit risk, in general, remains elevated across the banking industry. Throughout this crisis, we have remained highly focused on monitoring of credit exposures and management of margin calls and disputes. Our risk positions remained balanced, controlled and adequately provisioned for, both in terms of counterparty risk and sector exposure. See “Market Risk Management” and “Credit Risk Management” for further information.
Our actions in response to the
COVID-19
pandemic have included granting forbearance to certain corporate and other borrowers who have made requests to defer payments. We had approximately $960 million of corporate loans and approximately $290 million of commercial real estate loans under forbearance as of September 2020. We have continued to provide relief to consumers through programs to help them manage the financial challenges that they face as a result of the
COVID-19
pandemic. The accommodations under these programs include providing borrowers of installment and credit card loans the ability to modify or defer payments without incurring interest charges and permitting Marcus depositors to access certificates of deposit early without a penalty. As of September 2020, installment and credit card loans with a gross carrying value of approximately $300 million were enrolled in such programs. In aggregate, loans under forbearance or relief programs represented approximately 1% of total loans.
The
COVID-19
pandemic has created significant uncertainty regarding the operating environment for the future, as the duration and course of the pandemic cannot be predicted at this time. A sustained period of weak economic conditions as a result of the pandemic would be detrimental to our businesses as it would negatively affect factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our AUS. We are monitoring the ongoing developments related to the
COVID-19
pandemic and will take further action as may be required by government authorities or that we determine are in the best interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Risk Factors” in Part II, Item 1A.

131	Goldman Sachs September 2020 Form 10-Q

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
The table below presents our contractual obligations by type.

As of

$ in millions	September 2020	December 2019
Time deposits	$ 29,255	$ 32,273
Financings and borrowings:
Secured long-term	$ 13,253	$ 11,953
Unsecured long-term	$213,936	$207,076
Interest payments	$ 44,605	$ 47,649
Operating lease payments	$ 3,242	$ 3,980

Goldman Sachs September 2020 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our contractual obligations by expiration.

	As of September 2020

$ in millions	Remainder of 2020	2021 - 2022	2023 - 2024	2025 - Thereafter
Time deposits	$ –	$12,891	$10,857	$ 5,507
Financings and borrowings:
Secured long-term	$ –	$ 4,890	$ 3,240	$ 5,123
Unsecured long-term	$ –	$35,574	$49,473	$128,889
Interest payments	$1,471	$10,555	$ 8,041	$ 24,538
Operating lease payments	$ 70	$ 616	$ 492	$ 2,064
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

•
As of September 2020, unsecured long-term borrowings had maturities extending through 2067, consisted principally of senior borrowings, and included $13.55 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•
As of September 2020, the difference between aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•
As of September 2020, the difference between aggregate contractual principal amount and the related fair value of unsecured long-term borrowings for which the fair value option was elected was not material.

•
Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2020, and includes stated coupons, if any, on structured notes.

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

133	Goldman Sachs September 2020 Form 10-Q

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

Goldman Sachs September 2020 Form 10-Q	134

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

135	Goldman Sachs September 2020 Form 10-Q

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

Goldman Sachs September 2020 Form 10-Q	136

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

137	Goldman Sachs September 2020 Form 10-Q

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

Goldman Sachs September 2020 Form 10-Q	138

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

139	Goldman Sachs September 2020 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2020, Group Inc. had $33.92 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $42.57 billion invested in GSI, a regulated U.K. broker-dealer; $3.44 billion invested in GSJCL, a regulated Japanese broker-dealer; $34.13 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.12 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provided, directly or indirectly, $111.70 billion of unsubordinated loans (including secured loans of $35.64 billion) and $14.11 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI and GSJCL, as of September 2020. In addition, as of September 2020, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs September 2020 Form 10-Q	140

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

141	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2020 and December 2019 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	September 2020	June 2020
Denomination
U.S. dollar	$191,892	$186,948
Non-U.S. dollar	109,673	103,061
Total	$301,565	$290,009
Asset Class
Overnight cash deposits	$101,881	$120,850
U.S. government obligations	124,233	99,995
U.S. agency obligations	11,498	17,378
Non-U.S. government obligations	63,953	51,786
Total	$301,565	$290,009
Entity Type
Group Inc. and Funding IHC	$ 39,058	$ 52,109
Major broker-dealer subsidiaries	106,110	102,535
Major bank subsidiaries	156,397	135,365
Total	$301,565	$290,009
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $216.18 billion for the three months ended September 2020 and $194.05 billion for the three months ended June 2020. We do not consider these assets liquid enough to be eligible for our GCLA.
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

Goldman Sachs September 2020 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	September 2020	June 2020
Total HQLA	$299,050	$283,483
Eligible HQLA	$213,689	$211,255
Net cash outflows	$165,109	$146,814
LCR	130%	144%
In October 2020, the U.S. federal bank regulatory agencies issued a final rule that establishes a net stable funding ratio (NSFR) requirement for large U.S. banking organizations. This rule will become effective on July 1, 2021 and requires banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023.
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2020, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above would also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities and the European Commission. GSI’s average monthly LCR for the trailing twelve-month period ended September 2020 exceeded the minimum requirement.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of September 2020

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB
Ratings outlook	Stable		Negative	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
In October 2020, Moody’s placed on review for upgrade the long-term and short-term debt ratings of Group Inc.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GS&Co. and GSI.

As of September 2020

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Negative	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Negative	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Negative	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Negative	Stable	Stable

143	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Nine Months Ended September 2020.
Our cash and cash equivalents increased by $19.66 billion to $153.20 billion at the end of the third quarter of 2020, due to net cash provided by financing activities, partially offset by net cash used for operating activities and investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, reflecting increases in consumer, transaction banking and private bank deposits. The net cash used for operating activities primarily reflected an increase in trading assets, net customer and other receivables and payables, and collateralized transactions (an increase in collateralized agreements and a decrease in collateralized financings), partially offset by an increase in trading liabilities as a result of our activities and our clients’ activities. The net cash used for investing activities reflected an increase in net loans and net purchases of investments, reflecting an increase in U.S. government obligations accounted for as available-for-sale.
Nine Months Ended September 2019.
Our cash and cash equivalents decreased by $36.45 billion to $94.09 billion at the end of the third quarter of 2019, primarily due to net cash used for operating activities and investing activities, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected an increase in trading assets, partially offset by an increase in collateralized financings included in collateralized transactions. These changes primarily reflected higher client activity. The net cash used for investing activities reflected an increase in net purchases of investments, reflecting an increase in U.S. government and agency obligations accounted for as available-for-sale
securities. The net cash provided by financing activities primarily reflected increases in consumer deposits, partially offset by net repayments of unsecured long-term borrowings.

Goldman Sachs September 2020 Form 10-Q	144

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

145	Goldman Sachs September 2020 Form 10-Q

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

Goldman Sachs September 2020 Form 10-Q	146

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
The table below presents our average daily VaR.

	Three Months Ended			Nine Months Ended September

$ in millions	September 2020	June 2020	September 2019	2020	2019
Categories
Interest rates	$ 72	$ 98	$ 49	$ 77	$ 44
Equity prices	55	74	28	57	28
Currency rates	22	39	12	26	11
Commodity prices	26	24	12	20	12
Diversification effect	(84)	(113)	(43)	(82)	(40)
Total	$ 91	$ 122	$ 58	$ 98	$ 55
Our average daily VaR decreased to $91 million for the third quarter of 2020 from $122 million for the second quarter of 2020, due to decreases in the interest rates, equity prices and currency rates categories, partially offset by a decrease in the diversification effect and an increase in the commodity prices category. The overall decrease was primarily due to reduced exposures.
Our average daily VaR increased to $91 million for the third quarter of 2020 from $58 million for the third quarter of 2019, due to increases in equity prices, interest rates, commodity prices and currency rates categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
Our average daily VaR increased to $98 million for the nine months ended September 2020 from $55 million for the nine months ended September 2019, due to increases in interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase due to higher levels of volatility and increased exposures.
The table below presents our
period-end
VaR.

	As of

$ in millions	September 2020	June 2020	September 2019
Categories
Interest rates	$ 60	$ 99	$ 51
Equity prices	46	68	29
Currency rates	17	29	12
Commodity prices	20	24	12
Diversification effect	(62)	(101)	(47)
Total	$ 81	$ 119	$ 57
Our
period-end
VaR decreased to $81 million as of September 2020 from $119 million as of June 2020, due to decreases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by a decrease in the diversification effect. The overall decrease was due to lower levels of volatility and reduced exposures.
Our
period-end
VaR increased to $81 million as of September 2020 from $57 million as of September 2019, due to increases in equity prices, interest rates, commodity prices and currency rates categories, partially offset by an increase in the diversification effect. The overall increase was due to higher levels of volatility and increased exposures.
During the nine months ended September 2020 the firmwide VaR risk limit was exceeded on 16 occasions primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the market environment. During the year ended December 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.
The table below presents our high and low VaR.

	Three Months Ended

	September 2020		June 2020		September 2019

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$ 99	$59	$120	$80	$60	$40
Equity prices	$ 75	$42	$116	$46	$34	$23
Currency rates	$ 32	$16	$ 49	$27	$22	$ 6
Commodity prices	$ 37	$17	$ 54	$15	$15	$11
Firmwide
VaR	$125	$77	$158	$96	$71	$51

147	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The chart below presents our daily VaR for the nine months ended September 2020.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September

$ in millions	2020	2019	2020	2019
>$100	4	5	44	10
$75 - $100	9	3	30	14
$50 - $75	21	15	34	35
$25 - $50	17	14	39	58
$0 - $25	8	13	25	47
$(25) - $0	3	12	9	22
$(50) - $(25)	2	2	4	2
$(75) - $(50)	–	–	2	–
$(100) - $(75)	–	–	2	–
Total	64	64	189	188
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during both the three months ended September 2020 and September 2019.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	September 2020	June 2020	September 2019
Equity	$1,760	$1,723	$1,938
Debt	2,391	2,316	2,221
Total	$4,151	$4,039	$4,159
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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

•	These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Goldman Sachs September 2020 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $3 million as of both September 2020 and June 2020. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $26 million as of September 2020 and $28 million as of June 2020. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $95.46 billion as of September 2020 and $100.53 billion as of June 2020, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $685 million as of September 2020 and $735 million as of June 2020 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
Other Market Risk Considerations
As of both September 2020 and June 2020, we had commitments and held loans for which we have obtained credit loss protection from Sumitomo Mitsui Financial Group, Inc. See Note 18 to the consolidated financial statements for further information about such lending commitments.
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

149	Goldman Sachs September 2020 Form 10-Q

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

Goldman Sachs September 2020 Form 10-Q	150

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
Credit Exposures
As of September 2020, our aggregate credit exposure increased as compared with December 2019, primarily reflecting increases in cash deposits with central banks and OTC derivatives, partially offset by a decrease in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased slightly as compared with December 2019, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the nine months ended September 2020 was higher as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure was substantially all related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the nine months ended September 2020 remained low, representing approximately 1% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	September 2020	December 2019
Cash and Cash Equivalents	$131,104	$110,774
Industry
Financial Institutions	10%	12%
Sovereign	90%	88%
Total	100%	100%
Region
Americas	53%	50%
EMEA	26%	31%
Asia	21%	19%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	69%	66%
AA	6%	11%
A	24%	22%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $22.10 billion as of September 2020 and $22.78 billion as of December 2019.

151	Goldman Sachs September 2020 Form 10-Q

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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	September 2020	December 2019
OTC derivative assets	$ 60,454	$ 43,011
Collateral (not netted under U.S. GAAP)	(18,751)	(15,420)
Net credit exposure	$ 41,703	$ 27,591
Industry
Consumer, Retail & Healthcare	5%	4%
Diversified Industrials	18%	7%
Financial Institutions	13%	13%
Funds	12%	11%
Municipalities & Nonprofit	7%	8%
Natural Resources & Utilities	13%	15%
Sovereign	16%	25%
Technology, Media & Telecommunications	11%	9%
Other (including Special Purpose Vehicles)	5%	8%
Total	100%	100%
Region
Americas	59%	44%
EMEA	33%	48%
Asia	8%	8%
Total	100%	100%
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

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2020
Less than 1 year	$ 19,558	$ 8,978	$ 28,536
1 - 5 years	25,406	13,581	38,987
Greater than 5 years	76,543	9,703	86,246
Total	121,507	32,262	153,769
Netting	(98,796)	(13,270)	(112,066)
Net credit exposure	$ 22,711	$ 18,992	$ 41,703
As of December 2019
Less than 1 year	$ 18,764	$ 4,247	$ 23,011
1 - 5 years	18,674	6,879	25,553
Greater than 5 years	60,190	5,896	66,086
Total	97,628	17,022	114,650
Netting	(78,081)	(8,978)	(87,059)
Net credit exposure	$ 19,547	$ 8,044	$ 27,591
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of September 2020
Less than 1 year	$ 649	$ 3,283	$ 10,366	$ 5,260	$ 19,558
1 - 5 years	936	4,334	12,149	7,987	25,406
Greater than 5 years	16,158	7,887	27,540	24,958	76,543
Total	17,743	15,504	50,055	38,205	121,507
Netting	(13,374)	(10,976)	(43,277)	(31,169)	(98,796)
Net credit exposure	$ 4,369	$ 4,528	$ 6,778	$ 7,036	$ 22,711
As of December 2019
Less than 1 year	$ 326	$ 2,022	$ 10,002	$ 6,414	$ 18,764
1 - 5 years	669	3,196	8,635	6,174	18,674
Greater than 5 years	12,381	5,770	22,324	19,715	60,190
Total	13,376	10,988	40,961	32,303	97,628
Netting	(8,146)	(8,273)	(35,932)	(25,730)	(78,081)
Net credit exposure	$ 5,230	$ 2,715	$ 5,029	$ 6,573	$ 19,547

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of September 2020
Less than 1 year	$ 8,514	$ 464	$ 8,978
1 - 5 years	13,299	282	13,581
Greater than 5 years	9,466	237	9,703
Total	31,279	983	32,262
Netting	(13,058)	(212)	(13,270)
Net credit exposure	$ 18,221	$ 771	$ 18,992
As of December 2019
Less than 1 year	$ 3,964	$ 283	$ 4,247
1 - 5 years	6,772	107	6,879
Greater than 5 years	5,835	61	5,896
Total	16,571	451	17,022
Netting	(8,811)	(167)	(8,978)
Net credit exposure	$ 7,760	$ 284	$ 8,044

Goldman Sachs September 2020 Form 10-Q	152

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

	As of

$ in millions	September 2020	December 2019
Loans and Lending Commitments	$207,452	$222,745
Industry
Consumer, Retail & Healthcare	18%	19%
Diversified Industrials	16%	14%
Financial Institutions	8%	8%
Funds	4%	3%
Natural Resources & Utilities	15%	17%
Real Estate	11%	10%
Technology, Media & Telecommunications	16%	16%
Other (including Special Purpose Vehicles)	12%	13%
Total	100%	100%
Region
Americas	72%	73%
EMEA	23%	22%
Asia	5%	5%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	1%	1%
AA	3%	5%
A	15%	13%
BBB	27%	27%
BB or lower	54%	54%
Total	100%	100%

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
The table below presents our credit exposure from Wealth management, residential real estate and other lending, and the concentration by region.

$ in millions	Wealth Management	Residential Real Estate and Other
As of September 2020
Credit Exposure	$32,864	$ 8,501
Americas	90%	75%
EMEA	8%	25%
Asia	2%	–
Total	100%	100%
As of December 2019
Credit Exposure	$30,668	$10,885
Americas	89%	74%
EMEA	9%	26%
Asia	2%	–
Total	100%	100%

•
Installment and Credit Card Lending.
We originate installment and credit card loans. Our credit exposure to installment loans was $4.11 billion as of September 2020 and $4.75 billion as of December 2019 and our credit exposure to credit card loans was $2.91 billion as of September 2020 and $1.86 billion as of December 2019.

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
non-U.S.
government and agency obligations.

153	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our credit exposure from securities financing transactions and the concentration by industry, region and credit quality.

	As of

$ in millions	September 2020	December 2019
Securities Financing Transactions	$25,682	$26,958
Industry
Financial Institutions	31%	37%
Funds	30%	27%
Municipalities & Nonprofit	6%	5%
Sovereign	29%	28%
Other (including Special Purpose Vehicles)	4%	3%
Total	100%	100%
Region
Americas	27%	38%
EMEA	48%	39%
Asia	25%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	16%	15%
AA	24%	27%
A	44%	39%
BBB	9%	9%
BB or lower	3%	6%
Unrated	4%	4%
Total	100%	100%
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
The table below presents our other credit exposures and the concentration by industry, region and credit quality.

	As of

$ in millions	September 2020	December 2019
Other Credit Exposures	$51,306	$44,931
Industry
Financial Institutions	87%	86%
Funds	8%	8%
Natural Resources & Utilities	1%	1%
Other (including Special Purpose Vehicles)	4%	5%
Total	100%	100%
Region
Americas	51%	49%
EMEA	37%	41%
Asia	12%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	4%	2%
AA	52%	56%
A	26%	23%
BBB	8%	7%
BB or lower	9%	11%
Unrated	1%	1%
Total	100%	100%
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
Country Exposures.
High inflation in Turkey combined with current account deficits and significant depreciation of the Turkish Lira has led to concerns about its economic stability. As of September 2020, our total credit exposure to Turkey was $1.81 billion, which was substantially all with non-sovereign
counterparties or borrowers. Such exposure consisted of $1.05 billion related to OTC derivatives, $378 million related to loans and lending commitments and $380 million related to secured receivables. After taking into consideration the benefit of Turkish corporate and sovereign collateral and other risk mitigants provided by Turkish counterparties, our net credit exposure was $569 million. In addition, our total market exposure to Turkey as of September 2020 was not material.

Goldman Sachs September 2020 Form 10-Q	154

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Liquidity pressures prompted the Argentine government to delay payment on certain debt obligations, and announce its intention to restructure most of its bonds, worsening the country’s economic distress. As of September 2020, our total credit exposure to Argentina was $162 million, which was with non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. Our total market exposure to Argentina as of September 2020 was not material.
The restructuring of Lebanon’s sovereign debt has led to concerns about its financial stability. As of September 2020, our total credit exposure to Lebanon was $197 million, all of which related to loans and lending commitments with non-sovereign
borrowers. Our total market exposure to Lebanon as of September 2020 was not material.
The potential restructuring of Zambia’s sovereign debt and significant depreciation of the Zambian kwacha has led to concerns about Zambia’s financial stability. As of September 2020, our total credit and market exposure for Zambia was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of September 2020, our total credit and market exposure for Venezuela was not material.
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
Industry Exposures.
The decline in oil prices has led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of September 2020, our credit exposure to oil and gas companies related to loans and lending commitments was $12.35 billion ($3.71 billion of loans and $8.64 billion of lending commitments). Such exposure included $5.74 billion of exposure to non-investment-grade
counterparties ($2.72 billion related to loans and $3.02 billion related to lending commitments), of which 76% was secured. In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of September 2020, our credit exposure related to derivatives and receivables with oil and gas companies was $1.99 billion ($498 million with investment-grade counterparties and $1.49 billion with non-investment-grade
counterparties). After taking into consideration the benefit of $708 million of hedges, our net credit exposure was $13.63 billion. As of September 2020, our market exposure related to oil and gas companies was $(746) million, which was substantially all to investment-grade issuers or underliers. Such exposure consisted of $553 million related to debt, $(1.17) billion related to credit derivatives and $(129) million related to equities.
The sharp decline in economic activity as a result of the
COVID-19
pandemic has resulted in a significant impact to the gaming and lodging industry. As of September 2020, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $2.11 billion ($945 million of loans and $1.16 billion of lending commitments). Such exposure included $1.66 billion of exposure to non-investment-grade
counterparties ($790 million related to loans and $867 million related to lending commitments), of which 83% was secured. In addition, we extend loans that are secured by hotel properties. As of September 2020, our exposure related to such loans and lending commitments was $1.74 billion and was to non-investment-grade
counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of September 2020, our credit exposure related to derivatives and receivables with gaming and lodging companies was $227 million, with non-investment-grade
counterparties. As of September 2020, our market exposure related to gaming and lodging companies was $171 million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $63 million related to debt, $(126) million related to credit derivatives and $234 million related to equities.

155	Goldman Sachs September 2020 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Concerns surrounding the
COVID-19
pandemic have resulted in a sharp decline in travel which has significantly impacted the airline industry. As of September 2020, our credit exposure to airline companies related to loans and lending commitments was $3.05 billion ($2.20 billion of loans and $853 million of lending commitments). Such exposure included $2.71 billion of exposure to non-investment-grade
counterparties ($2.19 billion related to loans and $516 million related to lending commitments), of which 82% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of September 2020, our credit exposure related to derivatives and receivables with airline companies was $774 million ($319 million with investment-grade counterparties and $455 million with non-investment-grade
counterparties). After taking into consideration the benefit of $296 million of hedges, our net credit exposure was $3.52 billion. As of September 2020, our market exposure related to airline companies was $(180) million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $134 million related to debt, $(310) million related to credit derivatives and $(4) million related to equities.
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

Goldman Sachs September 2020 Form 10-Q	156

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

157	Goldman Sachs September 2020 Form 10-Q

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
Form 10-Q.

Goldman Sachs September 2020 Form 10-Q	158

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
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved,
(ii) legal proceedings, governmental investigations or other contingencies as set forth in Notes 27 and 18 to the consolidated financial statements in Part I, Item 1 of this
Form 10-Q,
(iii) the results of stress tests, (iv) the objectives and effectiveness of our BCP strategy, information security program, risk management and liquidity policies, (v) our resolution plan and resolution strategy and their implications for stakeholders, (vi) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (vii) trends in or growth opportunities for our businesses, including the timing, profitability, benefits and other aspects of business and strategic initiatives and changes in and the importance of our efficiency ratio, (viii) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (ix) our NSFR, (x) our level of future compensation expense as a percentage of operating expenses, (xi) our investment banking transaction backlog, (xii) our expected tax rate, (xiii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends), (xiv) our expected interest income, (xv) our credit exposures, (xvi) our expected provisions for credit losses, (xvii) our preparations for Brexit, (xviii) the replacement of LIBOR and other IBORs and our program for the transition to alternative risk-free reference rates, (xix) the adequacy of our allowance for credit losses, (xx) the projected growth of our deposits and related interest expense savings, (xxi) the projected growth of our installment loan and credit card businesses, (xxii) our business initiatives, including transaction banking
and new consumer financial products, (xxiii) our expense savings and strategic locations initiatives, (xxiv) our planned 2020 parent vanilla debt issuances, (xxv) the amount of GCLA we expect to hold, (xxvi) our expected SCB and
G-SIB
surcharge,
(xxvii) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxviii) the settlements relating to 1MDB, including the asset recovery guarantee and our remediation activities and (xxix) expenses we may incur, including future litigation expense and expenses from investing in our installment loan, credit card and transaction banking businesses.
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition and liquidity may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part II, Item 1A of this
Form 10-Q
and in Part I, Item 1A of the 2019
Form 10-K.
Statements about our investment banking transaction backlog are subject to the risk that such transactions may be modified or may not be completed at all and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part II, Item 1A of this
Form 10-Q
and in Part I, Item 1A of the 2019
Form 10-K.
Statements about our future effective income tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, as well as guidance that may be issued by the U.S. Internal Revenue Service.
Statements about our NSFR and SCB are based on our current interpretation and expectations of the relevant final rules, and reflect significant assumptions about how our NSFR and SCB are calculated. Our actual SCB will depend on the results of the applicable supervisory stress tests, and the methods used to calculate our NSFR and SCB may differ, possibly materially, from those used to calculate our NSFR and SCB for future disclosures.
Statements about the level of compensation expense, including as a percentage of operating expenses, and our efficiency ratio as our platform business initiatives reach scale are subject to the risks that the compensation and other costs to operate our businesses, including platform initiatives, may be greater than currently expected.

159	Goldman Sachs September 2020 Form 10-Q

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
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that the actual value of assets and proceeds from assets seized and returned to the Government of Malaysia may be less than currently anticipated. Statements about the application for and pursuit of exemptions and authorizations from regulatory authorities, including the U.S. Department of Labor, in connection with the settlements relating to 1MDB and the progress or the status of remediation activities relating to 1MDB are based on our expectations regarding the prospects for receiving the exemptions and authorizations and the current remediation plans. Accordingly, our ability to receive the exemptions and authorizations and complete the remediation activities may change, possibly materially, from what is currently expected.

Goldman Sachs September 2020 Form 10-Q	160

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
under the Exchange Act) occurred during the quarter ended September 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While financial markets have rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement in the third quarter of 2020, many of the circumstances that arose or became more pronounced after the onset of the
COVID-19
pandemic persisted at the end of the quarter, including (i) muted levels of business activity across many sectors of the economy, relatively weak consumer confidence and high unemployment; (ii) elevated levels of market volatility; (iii) the federal funds rate and yields on U.S. Treasury securities near zero; (iv) substantial uncertainty about whether previously announced merger and acquisition deals will be completed or restructured; (v) heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including oil and gas, gaming and lodging, and airlines; (vi) greater emphasis by investors on liquidity products, which generate lower fees, relative to risk assets, resulting in these products comprising a higher share of AUS as compared to the pre-pandemic
composition; and (vii) higher cyber security, information security and operational risks as a result of work-from-home arrangements.
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

161	Goldman Sachs September 2020 Form 10-Q

The effects of the
COVID-19
pandemic on economic and market conditions have in the past and may in the future also increase demands on our liquidity as we meet client needs. Likewise, these adverse developments have in the past and may in the future affect our capital and leverage ratios. We have ceased purchases of our common stock in order to deploy more capital and liquidity to meet the needs of our clients, and such cessation is now required by the FRB to continue through the fourth quarter. The effects of the
COVID-19
pandemic or FRB requirements may cause us to limit future capital distributions beyond the fourth quarter.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended September 2020.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July	–	–	–	49,693,762
August	–	–	–	49,693,762
September	–	–	–	49,693,762
Total	–		–
We suspended stock repurchases during the first quarter of 2020 and through the third quarter of 2020. Consistent with the FRB’s requirement for all large BHCs, we have extended the suspension of stock repurchases through the fourth quarter of 2020.
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

Goldman Sachs September 2020 Form 10-Q	162

Item 6.    Exhibits
Exhibits

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2020 and September 30, 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		October 30, 2020

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		October 30, 2020

163	Goldman Sachs September 2020 Form 10-Q