Form 10-K
period 2020-12-31
GOLDMAN SACHS GROUP INC
filed 2021-02-22
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, N.Y.	10282
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates
of the registrant was approximately $67.6 billion.
As of February 5, 2021, there were 345,794,361 shares of the registrant’s common stock outstanding.
Documents incorporated by reference
: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on
Form 10-K
in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART I
Item 1.    Business

Introduction
Goldman Sachs is a leading global financial institution that delivers a broad range of financial services across investment banking, securities, investment management and consumer banking to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Our purpose is to advance sustainable economic growth and financial opportunity. Our goal, reflected in our One Goldman Sachs initiative, is to deliver the full range of our services and expertise to support our clients in a more accessible, comprehensive and efficient manner, across businesses and product areas.
When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this
Form 10-K”
are to our Annual Report on
Form 10-K
for the year ended December 31, 2020. All references to 2020, 2019 and 2018 refer to our years ended, or the dates, as the context requires, December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
Group Inc. is a bank holding company (BHC) and a financial holding company (FHC) regulated by the Board of Governors of the Federal Reserve System (FRB). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.
Our Business Segments
We report our activities in four business segments: Investment Banking, Global Markets, Asset Management, and Consumer & Wealth Management. Investment Banking generates revenues from financial advisory, underwriting and corporate lending activities. Global Markets consists of Fixed Income, Currency and Commodities (FICC) and Equities, and generates revenues from intermediation and financing activities. Asset Management generates revenues from management and other fees, incentive fees, equity investments, and lending and debt investments. Consumer & Wealth Management consists of Wealth management and Consumer banking, and generates revenues from management and other fees, incentive fees, private banking and lending, and consumer-oriented activities.
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

Goldman Sachs 2020 Form 10-K	1

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

•
Corporate lending.
We lend to corporate clients, including through relationship lending, middle-market lending and acquisition financing. The hedges related to this lending and financing activity are reported as part of our corporate lending activity. We also provide transaction banking services to certain of our corporate clients.

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
Our clients are institutions that are primarily professional market participants, including investment entities whose ultimate clients include individual investors investing for their retirement, buying insurance or saving surplus cash.
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
Global Markets and our other businesses are supported by our Global Investment Research division, which, as of December 2020, provided fundamental research on approximately 3,000 companies worldwide and approximately 50 national economies, as well as on industries, currencies and commodities.
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

2	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Global Markets consists of FICC and Equities.
FICC.
FICC generates revenues from intermediation and financing activities.

•	FICC intermediation. Includes client execution activities related to making markets in both cash and derivative instruments, as detailed below.
Interest Rate Products.
Government bonds (including inflation-linked securities) across maturities, other government-backed securities, and interest rate swaps, options and other derivatives.
Credit Products.
Investment-grade and high-yield corporate securities, credit derivatives, exchange-traded funds (ETFs), bank and bridge loans, municipal securities, emerging market and distressed debt, and trade claims.
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

•
FICC financing.
Includes providing financing to our clients through securities purchased under agreements to resell (resale agreements), as well as through structured credit, warehouse lending (including residential and commercial mortgage lending) and asset-backed lending, which are typically longer term in nature.

Equities.
Equities generates revenues from intermediation and financing activities.

•
Equities intermediation.
We make markets in equity securities and equity-related products, including ETFs, convertible securities, options, futures and over-the-counter
(OTC) derivative instruments. As a principal, we facilitate client transactions by providing liquidity to our clients, including by transacting in large blocks of stocks or derivatives, requiring the commitment of our capital.

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
We provide services that principally involve borrowing and lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. In addition, we are an active participant in broker-to-broker
securities lending and third-party agency lending activities.
We provide financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other acceptable collateral. We earn a spread equal to the difference between the amount we pay for funds and the amount we receive from our client.
We execute swap transactions to provide our clients with exposure to securities and indices.

Goldman Sachs 2020 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Wealth Management.
Wealth Management provides tailored wealth advisory services to clients across the wealth spectrum. We operate globally serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through corporations that sponsor financial wellness programs for their employees.
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
Wealth management generates revenues from the following:

•
Management and other fees.
Includes fees related to managing assets, providing investing and wealth advisory solutions, providing financial planning and counseling services via Ayco Personal Finance Management, and executing brokerage transactions for wealth management clients.

•
Incentive fees.
In certain circumstances, we also receive incentive fees from wealth management clients based on a percentage of a fund’s return, or when the return exceeds a specified benchmark or other performance targets. Such fees include overrides, which consist of the increased share of the income and gains derived primarily from our private equity and credit funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns.

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

4	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consumer Banking.
We engage in consumer-oriented businesses. We issue unsecured loans, through our digital platform,
Marcus by Goldman Sachs
(Marcus), and credit cards, to finance the purchases of goods or services. We also accept deposits through Marcus, in GS Bank USA and Goldman Sachs International Bank (GSIB). These deposits include savings and time deposits which provide us with a diversified source of funding.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income allocated to consumer deposits.
Business Continuity and Information Security
Business continuity and information security, including cyber security, are high priorities for us. Their importance has been highlighted by (i) the coronavirus
(COVID-19)
pandemic and the work-from-home arrangements implemented by companies worldwide in response, including us, (ii) numerous highly publicized events in recent years, including cyber attacks against financial institutions, governmental agencies, large consumer-based companies and other organizations that resulted in the unauthorized disclosure of personal information and other sensitive or confidential information, the theft and destruction of corporate information and requests for ransom payments, and (iii) extreme weather events.
Our Business Continuity & Technology Resilience Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities or of our systems, and to comply with regulatory requirements, including those of FINRA. Because we are a BHC, our Business Continuity & Technology Resilience Program is also subject to review by the FRB. The key elements of the program are crisis management, business continuity, technology resilience, business recovery, assurance and verification, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology designed to protect the information provided to us by our clients and our own information from cyber attacks and other misappropriation, corruption or loss. Safeguards are designed to maintain the confidentiality, integrity and availability of information. For further information about the Business Continuity Planning strategy we have implemented in response to the
COVID-19
pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters — Impact of
COVID-19
Pandemic” in Part II, Item 7 of this
Form 10-K.
Human Capital Management
Our people are our greatest asset. We believe that a major strength and principal reason for our success is the quality, dedication, determination and collaboration of our people, which enables us to serve our clients, generate long-term value for our shareholders and contribute to the broader community. We invest heavily in developing and supporting our people throughout their careers, and we strive to maintain a work environment that fosters professionalism, excellence, high standards of business ethics, diversity, teamwork and cooperation among our employees worldwide.
Diversity and Inclusion
The strength of our culture, our ability to execute our strategy, and our relationships with clients all depend on a diverse workforce and an inclusive work environment that encourages a wide range of perspectives. We believe that employee diversity at all levels of our businesses, from entry-level analysts to senior management, is essential to our sustainability. Our management team works closely with our Global Inclusion and Diversity Committee to continue to increase diversity of our global workforce at all levels. In addition, we also have regional Inclusion and Diversity Committees which promote an environment that values different perspectives, challenges conventional thinking and maximizes the potential of all our people.
We believe that increased diversity, including diversity of experience, gender identity, race, ethnicity, sexual orientation, disability and veteran status, in addition to being a social imperative, is vital to our commercial success through the creativity that it fosters. For this reason, we have established a comprehensive action plan with aspirational diversity hiring goals which are set forth below and are focused on cultivating an inclusive environment for all our colleagues.
Diverse leadership is crucial to our long-term success and to driving innovation, and we have implemented and expanded outreach and career advancement programs for rising diverse executive talent. A prime example is our Managing Director Retention Initiative, which includes sponsorship and the creation of career development plans for newly promoted diverse managing directors. We are also focused on providing diverse vice presidents the necessary coaching, sponsorship and advocacy to support their career trajectories and strengthen their leadership platforms, including through programs such as our Asian Talent Initiative. Many other career development initiatives are aimed at fostering diverse talent at the analyst and associate level, including the Black Analyst and Associate Initiative, the Hispanic/Latinx Analysts Initiative and the Women’s Career Strategies Initiative. We have also established Inclusion Networks and Interest Forums that are open to all professionals at Goldman Sachs to promote and advance connectivity, understanding, inclusion and diversity.

Goldman Sachs 2020 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Reflecting our efforts to increase diversity, the composition of our most recent partnership class was 27% women, 17% Asian, 7% Black and 5% Hispanic/Latinx, and our most recent managing director class was 29% women, 26% Asian, 4% Black and 2% Hispanic/Latinx. In addition, our 2020 campus analyst class in the Americas was 55% women, 31% Asian, 17% Hispanic/Latinx and 11% Black. These metrics are based on self-identification.
Aspirational Goals.
We have set the following aspirational goals:

•
We aim for analyst and associate hiring (which accounts for over 70% of our annual hiring) to achieve representation of 50% women, 11% Black professionals and 14% Hispanic/Latinx professionals in the Americas, and 9% Black professionals in the U.K.

•
We aim for women to represent 40% of our vice presidents globally by 2025 and 50% of all our employees globally over time, while also endeavoring for women to comprise 30% of senior talent (vice presidents and above) in the U.K. by 2023.

•
We aim for Black professionals to represent 7% of our vice president population in the Americas and in the U.K., and for Hispanic/Latinx professionals to represent 9% of our vice president population in the Americas, both by 2025.

•	We aim to double the number of campus hires in the U.S. recruited from historically Black colleges and universities by 2025.
Talent Development and Retention
We seek to help our people achieve their full potential by investing in them and supporting a culture of continuous development. Our goals are to maximize individual capabilities, increase commercial effectiveness and innovation, reinforce our culture, expand professional opportunities, and help our people contribute positively to their communities.
Instilling our culture in all employees is a continuous process, in which training plays an important part. We offer our employees the opportunity to participate in ongoing educational offerings and periodic seminars through Goldman Sachs University (GSU). To accelerate their integration into the firm and our culture, new hires have the opportunity to receive training before they start working and orientation programs with an emphasis on culture and networking, and nearly all employees participate in at least one training event each year. For our more senior employees, we provide guidance and training on how to manage people and projects effectively, exhibit strong leadership and exemplify the firm’s culture. We are also focused on developing a high performing, diverse leadership pipeline and career planning for our next generation of leaders.
Another important part of instilling our culture is our employee performance review process. Employees are reviewed by supervisors, co-workers
and employees whom they supervise in a
360-degree
review process that is integral to our team approach and includes an evaluation of an employee’s performance with respect to risk management, protecting our reputation, adherence to our code of conduct, compliance, and diversity and inclusion principles. Our approach to evaluating employee performance centers on providing robust, timely and actionable feedback that facilitates professional development. We have directed our managers, as leaders at the firm, to take an active coaching role with their teams. In 2021, we implemented “The Three Conversations at GS” through which managers establish goals with their team members at the start of the year, check in mid-year
on progress and then close out the year with a conversation on performance against goals.
We believe that our people value opportunities to contribute to their communities and that these opportunities enhance their job satisfaction. We also believe that being able to volunteer together with colleagues and participate in community organizations working on local service projects strengthens our people’s bond with us. Community TeamWorks, our signature volunteering initiative, enables our people to participate in high-impact, team-based volunteer opportunities, including projects coordinated with hundreds of nonprofit partner organizations worldwide. During 2019, our people volunteered over 150,000 hours of service globally through Community TeamWorks, with more than 26,000 employees partnering with approximately 900 nonprofit organizations on over 1,800 community projects. To respond to the interest of our people in helping with the response to the
COVID-19
pandemic, we developed a series of opportunities during 2020 to support vulnerable populations remotely, including small business owners, students and the elderly.
Wellness
We recognize that for our people to be successful in the workplace they need support in their personal, as well as their professional lives. We have created a strong support framework for wellness, which is intended to enable employees to better balance their roles at work and their responsibilities at home. We have recently made significant additions to this framework, including increasing parental leave to 20 weeks for all employees. We also continue to advance our resilience programs, offering our people a range of counseling, coaching, medical advisory and personal wellness services. We have increased the availability of these resources during the
COVID-19
pandemic, and we have continued to evolve and strengthen virtual offerings with the aim of maintaining the physical and mental well-being of our employees, enhancing their effectiveness and cohesiveness and providing them with greater opportunities to access support.

6	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We also introduced a
COVID-19
10-day
family leave policy, available to our people globally to care for family members due to
COVID-19
related illness or meet childcare needs, including homeschooling.
Global Reach and Strategic Locations
As a firm with a global client base, we take a strategic approach to attracting, developing and managing a global workforce. Our clients are located worldwide and we are an active participant in financial markets around the world. As of December 2020, we had headcount of 40,500, offices in over 35 countries and 53% of our headcount was based in the Americas, 19% in EMEA and 28% in Asia. Our employees come from over 160 countries and speak more than 110 languages as of December 2020.
In addition to maintaining offices in major financial centers around the world, we have established key strategic locations, including in Bengaluru, Salt Lake City, Dallas, Singapore and Warsaw. We continue to evaluate the expanded use of strategic locations, including cities in which we do not currently have a presence.
As of December 2020, 36% of our employees were working in one of these key strategic locations, and our goal is to increase this percentage to approximately 40% by the end of 2022. We believe our investment in these strategic locations enables us to build centers of excellence around specific capabilities that support our business initiatives.
Competition
The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors are other entities that provide investment banking (including transaction banking), market-making, investment management services, commercial and/or consumer lending, deposit-taking and other banking products and services, as well as those entities that make investments in securities, commodities, derivatives, real estate, loans and other financial assets. These entities include brokers and dealers, investment banking firms, commercial banks, credit card issuers, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, merchant banks, consumer finance companies and financial technology and other internet-based companies. We compete with some entities globally and with others on a regional, product or niche basis. We compete based on a number of factors, including transaction execution, client experience, products and services, innovation, reputation and price.
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
Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors, and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To capitalize on some of our most significant opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the U.S.
We also compete with smaller institutions that offer more targeted services, such as independent advisory firms. Some clients may perceive these firms to be less susceptible to potential conflicts of interest than we are, and, as described below, our ability to effectively compete with them could be affected by regulations and limitations on activities that apply to us but may not apply to them.
A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking, market-making, lending and asset management businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than those for non-electronic
trading. It appears that this trend toward
low-commission
trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. The increasing prevalence of passive investment strategies that typically have lower fees than other strategies we offer has affected the competitive and pricing dynamics for our asset management products and services. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that may rely more heavily on electronic trading and execution.

Goldman Sachs 2020 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We also compete on the basis of the types of financial products and client experiences that we and our competitors offer. In some circumstances, our competitors may offer financial products that we do not offer and that our clients may prefer, or our competitors may develop technology platforms that provide a better client experience.
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
The impact of regulatory developments on our competitive position has depended and will continue to depend to a large extent on the manner in which the required rulemaking and regulatory guidance evolve, the extent of international convergence, and the development of market practice and structures under the evolving regulatory regimes, as described further in “Regulation” below.
We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively has depended and will continue to depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the FRB and other regulators inside and outside the U.S., including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the U.K. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” and “Risk Factors — Competition — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this
Form 10-K
for further information about such regulation.
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
New regulations have been adopted or are being considered by regulators and policy makers worldwide, as described below. The effects of any changes to the regulations affecting our businesses, including as a result of the proposals described below, are uncertain and will not be known until such changes are finalized and market practices and structures develop under the revised regulations.
Our principal subsidiaries operating in Europe include Goldman Sachs International (GSI), GSIB and Goldman Sachs Asset Management International (GSAMI), which are incorporated and headquartered in the U.K., and Goldman Sachs Bank Europe SE (GSBE), which is incorporated and headquartered in Germany. As a result of the U.K.’s withdrawal from the E.U. (Brexit), the regulatory framework that governs transactions and business undertaken by our U.K. subsidiaries has changed, especially in connection with transactions and business relating to the E.U.

8	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The E.U. and the U.K. agreed to a withdrawal agreement (the Withdrawal Agreement), which became effective on January 31, 2020 when the U.K. ceased to be an E.U. member state. The transition period under the Withdrawal Agreement ended on December 31, 2020. During the transition period, the U.K. was treated as if it were a member state of the E.U. and therefore our U.K. subsidiaries benefitted from non-discriminatory
access to E.U. clients and infrastructure. Effective on December 31, 2020, and notwithstanding the Trade and Cooperation Agreement between the E.U. and the U.K. reached at the end of 2020, firms established in the U.K., including our U.K. subsidiaries, have lost their
pan-E.U.
“passports” and are generally treated as any other entities in countries outside the E.U., whose access to the E.U. is governed by E.U. and national law and depends on the making of E.U. equivalence decisions or on their obtaining licenses or exemptions under national regimes. The U.K. has adopted E.U. financial services legislation that was in effect at December 31, 2020. This means that the U.K. financial services regime will remain substantially the same as under E.U. financial services legislation, but in the future the U.K. may diverge from E.U. legislation and may decide not to adopt rules that correspond to E.U. legislation not already operative in the U.K. We have strengthened the capabilities of our operating subsidiaries in E.U. countries, particularly GSBE, and have moved certain activities there, including moving a number of relationships with clients of our Investment Banking, Global Markets and Wealth Management businesses from GSI and GSIB to GSBE, and clients of our Asset Management business from GSAMI to GSBE; establishing access for GSBE to exchanges, clearing houses and depositories and other market infrastructure in the E.U.; establishing branches of GSBE in nine E.U. member states and in the U.K.; and strengthening the capital, personnel and other resources at GSBE.
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
Our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau (CFPB). GS Bank USA also has a branch in London, which is regulated by the FCA and PRA. A number of our activities are conducted partially or entirely through GS Bank USA and its subsidiaries, including: corporate loans (including leveraged lending); consumer loans (including installment and credit card loans) and wealth management loans (including mortgages); interest rate, credit, currency and other derivatives; deposit-taking; and agency lending.

Goldman Sachs 2020 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Certain of our subsidiaries are regulated by the banking and securities regulatory authorities of the countries in which they operate. GSI, our U.K. broker-dealer subsidiary and a designated investment firm, and GSIB, our U.K. bank subsidiary, are regulated by the PRA and the FCA. GSI provides broker-dealer services in and from the U.K., and GSIB acts as a primary dealer for U.K. government bonds and is involved in lending (including securities lending) and deposit-taking activities. As described below, our E.U. subsidiaries are subject to various E.U. regulations, as well as national laws, including those implementing European directives. GSI maintains branches as a
non-E.U.
investment firm in Madrid, Paris and Stockholm and GSIB maintains a branch in Frankfurt. GSIB also maintains a branch in Johannesburg, South Africa, which is regulated by the Prudential Authority, the Financial Surveillance Department of the South African Reserve Bank and the Financial Sector Conduct Authority. GSBE is directly supervised by the European Central Bank (ECB) and additionally by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism (SSM). Goldman Sachs Paris Inc. et Cie (GSPIC), an investment firm regulated by the French Prudential Supervision and Resolution Authority and Financial Markets Regulator, may, among other activities, conduct activities that GSBE is prevented from undertaking. Certain of our
non-E.U.
subsidiaries also maintain cross-border licenses or exemptions as
non-E.U.
institutions in E.U. jurisdictions where permitted by domestic legislation.
Capital and Liquidity Requirements.
We and GS Bank USA are subject to regulatory risk-based capital and leverage requirements that are calculated in accordance with the regulations of the FRB (Capital Framework). The Capital Framework is largely based on the Basel Committee’s framework for strengthening the regulation, supervision and risk management of banks (Basel III) and also implements certain provisions of the Dodd-Frank Act. Under the tailoring rules adopted by the U.S. federal bank regulatory agencies in October 2019, we and GS Bank USA are subject to “Category I” standards because we have been designated as a global systemically important bank
(G-SIB).
Accordingly, under the Capital Framework, we and GS Bank USA are “Advanced approach” banking organizations. Under the FRB’s capital adequacy requirements, we and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance
sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. We and GS Bank USA are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies.
GSBE is subject to capital requirements prescribed in the E.U. Capital Requirements Regulation (CRR) and the E.U. Fourth Capital Requirements Directive (CRD IV), which are largely based on Basel III. GSBE is subject to liquidity requirements established by E.U. authorities, which are similar to those applicable to GS Bank USA and us. Following the end of the Brexit transition period, from December 31, 2020, GSI and GSIB have become subject to the U.K. capital framework, which is predominantly aligned with the E.U. capital framework.
Amendments to the CRR and CRD IV (respectively, CRR II and CRD V) were finalized in June 2019. CRR II, which includes changes to the market risk, large exposures and leverage ratio frameworks will be applicable from June 2021 in the E.U., and from January 2022 in the U.K. GSI and GSAMI will be subject to a new prudential regime for U.K. investment firms which is expected to be introduced on January 1, 2022.
Risk-Based Capital Ratios.
The Capital Framework provides for additional capital ratio requirements for Group Inc., consisting of the capital conservation buffer requirements, comprised of a 2.5% buffer (under the Advanced Capital Rules), a stress capital buffer (under the Standardized Capital Rules), and a countercyclical buffer and the
G-SIB
surcharge (under both Capital Rules). For GS Bank USA, the capital conservation buffer requirements include a 2.5% buffer and the countercyclical capital buffer. These additional requirements must be satisfied entirely with capital that qualifies as Common Equity Tier 1 (CET1) capital.
The SCB is based on the results of the Federal Reserve’s supervisory stress tests, and our planned common stock dividends. The countercyclical capital buffer is designed to counteract systemic vulnerabilities and currently applies only to banking organizations subject to Category I, II or III standards, including us. Several other national supervisors also require countercyclical capital buffers. The
G-SIB
surcharge and countercyclical capital buffer applicable to us could change in the future. As a result, the minimum capital ratios to which we are subject are likely to change over time.

10	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

During 2020, the U.S. federal bank regulatory agencies adopted a rule that allows banking organizations, including us and GS Bank USA, to elect to temporarily delay the estimated effects of adopting the Current Expected Credit Losses (CECL) accounting standard on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. The FRB has also stated that it will not incorporate CECL into the calculation of the allowance for credit losses in supervisory stress tests through the 2021 stress test cycle. See Note 3 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K
for further information about CECL.
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
In January 2019, the Basel Committee finalized revisions to the framework for calculating capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations and large broker-dealers subject to bank capital requirements. The revised framework, among other things, revises the standardized and internal models approaches used to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements. The Basel Committee framework contemplates that national regulators implement the revised framework by January 1, 2023. CRR II, which became effective in June 2019 and establishes a reporting standard, will become applicable in the third quarter of 2021. The U.K. has adopted the reporting standard set out in CRR II but has not stated when it will become applicable. E.U. financial institutions are to report their market risk calculations under the revised framework as early as January 1, 2021. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the 2019 version of the revised market risk framework.
The Basel Committee published standards in December 2017 that it described as the finalization of the Basel III post-crisis regulatory reforms. These standards set a floor on internally modeled capital requirements at a percentage of the capital requirements under the standardized approach. They also revise the Basel Committee’s standardized and internal model-based approaches for credit risk, provide a new standardized approach for operational risk capital and revise the frameworks for credit valuation adjustment (CVA) risk. The Basel Committee framework contemplates that national regulators implement these standards by January 1, 2023, and that the new floor be phased in through January 1, 2028. In July 2020, the Basel Committee finalized further revisions to the framework for CVA risk, which are intended to align that framework with the market risk framework.
The Basel Committee has also published updated frameworks relating to Pillar 3 disclosure requirements and the regulatory capital treatment of securitization exposures and a revised
G-SIB
assessment methodology. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these Basel Committee frameworks or the December 2017 standards for purposes of risk-based capital ratios.
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

Goldman Sachs 2020 Form 10-K	11

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
The Basel Committee standards provide for the public disclosure of average daily balances for certain components of leverage ratio calculations.
The U.S. federal bank regulatory agencies’ rule implementing
SA-CCR
allows for greater recognition of collateral in the calculation of total leverage exposure relating to client-cleared derivative contracts.
CRR II establishes a 3% minimum leverage ratio requirement for certain E.U. financial institutions, including GSBE. This requirement will be applicable beginning in June 2021. Following Brexit, GSI and GSIB will become subject to a similar
PRA-required
leverage ratio that is expected to become effective in January 2022.
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
The LCR rule issued by the European Commission, which was incorporated into the U.K. prudential framework and is applicable to GSI, GSIB and GSBE, is also generally consistent with the Basel Committee’s framework.
The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance
sheet activities of banking organizations over a
one-year
time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%.
In October 2020, the U.S. federal bank regulatory agencies issued a final rule implementing the NSFR for large U.S. banking organizations, including us and GS Bank USA. The final rule will become effective on July 1, 2021, and we will be required to publicly disclose our NSFR levels semiannually beginning in 2023. CRR II implements the NSFR for certain E.U. financial institutions, including GSBE. This requirement will be applicable beginning in June 2021. Following the U.K.’s withdrawal from the E.U. on December 31, 2020, GSI and GSIB have become subject to the NSFR requirement implemented in the U.K., which is expected to become effective in January 2022.
The FRB’s enhanced prudential standards require BHCs with $100 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity requirement under these rules has some similarities to the LCR, it is a separate requirement. GSI and GSIB have their own liquidity planning process, which incorporates internally designed stress tests developed in accordance with the guidelines of the PRA’s Internal Liquidity Adequacy Assessment Process (ILAAP). GSBE also has its own liquidity planning process, which incorporates internally designed stress tests and those required under German regulatory requirements and the ECB Guide to ILAAP.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of this
Form 10-K
for information about the LCR and NSFR, as well as our risk management practices and liquidity.

12	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Stress Tests.
As required by the FRB’s Comprehensive Capital Analysis and Review (CCAR) rules, we submit an annual capital plan for review by the FRB. In June 2020, all BHCs participating in CCAR 2020, including us, were required by the FRB to resubmit their capital plans in November 2020 in light of the ongoing economic effects of the
COVID-19
pandemic. In addition, we are required to perform
company-run
stress tests on an annual basis. As described in “Available Information” below, we publish summaries of our stress tests results on our website.
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
In March 2020, the FRB approved a final rule replacing the static 2.5% component of the capital conservation buffer, under the Standardized approach capital rules, with the SCB for BHCs with $100 billion or more in total consolidated assets. The SCB reflects stressed losses in the supervisory severely adverse scenario of the FRB’s CCAR stress tests and includes four quarters of planned common stock dividends. The SCB is subject to a 2.5% floor and is generally effective on October 1 of each year and remains in effect until October 1 of the following year, unless the SCB is reset in connection with a resubmission of a capital plan. Our first SCB requirement of 6.6% took effect on October 1, 2020.
Depository institutions with total consolidated assets of $250 billion or more that are subsidiaries of U.S.
G-SIBs
are required to submit annual
company-run
stress test results to the FRB. Based on growth in its balance sheet, GS Bank USA will be required to submit its annual stress test results in 2022. Depository institutions not subject to company-run
stress testing requirements are still required to have their own capital planning process. GSI and GSIB have their own capital planning and stress testing process, which incorporates internally designed stress tests developed in accordance with the guidelines of the PRA’s Internal Capital Adequacy Assessment Process (ICAAP). GSBE also has its own capital and stress testing process, which incorporates internally designed stress tests and those required under German regulatory requirements and the ECB Guide to ICAAP.
Dividends and Stock Repurchases.
Dividend payments to our shareholders and our stock repurchases are subject to the oversight of the FRB.
The final rule implementing the SCB provides that a BHC must receive prior approval for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan. In connection with the November 2020 resubmission described above under “Stress Tests,” the FRB required those BHCs to suspend stock repurchases during the third and fourth quarters of 2020 and not to increase common stock dividends or pay common stock dividends in excess of their average net income over the prior four quarters. In December 2020, the FRB announced that it would require BHCs not to increase common stock dividends and would permit common stock dividends and stock repurchases that, in the aggregate, do not exceed a BHC’s average net income over the prior four quarters, as well as stock repurchases equal to the amount of share issuances related to expensed employee compensation. We suspended stock repurchases during the first quarter of 2020 and, consistent with the FRB’s requirement for all large BHCs, extended the suspension of stock repurchases through the fourth quarter of 2020. We resumed stock repurchases in the first quarter of 2021.
U.S. federal and state laws impose limitations on the payment of dividends by U.S. depository institutions, such as GS Bank USA. In general, the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s undivided profits (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). In addition, as a result of GS Bank USA’s election to exclude holdings of U.S. Treasury securities and deposits at the Federal Reserve from its total leverage exposure, in calculating the supplementary leverage ratio, any dividend by GS Bank USA through March 31, 2021 is subject to the prior approval of the FRB.
The applicable U.S. banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Goldman Sachs 2020 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Given the
COVID-19
pandemic, significant banks established in the E.U., such as GSBE, are currently subject to an ECB recommendation not to distribute any cash dividends or to limit such distributions through September 2021, and in any event to limit dividends to 15% of their total profits for 2019-2020 and 20 basis points of their CET1 capital ratio, whichever is lower. According to this recommendation, banks that intend to pay dividends or buy back shares need to be profitable and have robust capital.
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
Transactions between Affiliates.
Transactions between GS Bank USA or its subsidiaries and Group Inc. or its other subsidiaries and affiliates are subject to restrictions under the Federal Reserve Act and regulations issued by the FRB. These laws and regulations generally limit the types and amounts of transactions (such as loans and other credit extensions, including credit exposure arising from resale agreements, securities borrowing and derivative transactions, from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates and purchases of assets by GS Bank USA or its subsidiaries from Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions to be on market terms or better to GS Bank USA or its subsidiaries. These laws and regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. Similarly, PRA rules and German regulatory requirements provide that transactions between GSI, GSIB, GSBE and their respective affiliates, including Group Inc. and GS Bank USA, must be on market terms and are subject to special internal approval requirements.
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
The FDIC has issued a rule requiring each insured depository institution (IDI) with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA’s most recent resolution plan was submitted in June 2018. In April 2019, the FDIC released an advanced notice of proposed rulemaking about potential changes to its resolution planning requirements for IDIs, including GS Bank USA, and delayed the next round of IDI resolution plan submissions until the rulemaking process is complete. Although the rulemaking process is still pending, in January 2021, the FDIC announced its intention to resume requiring resolution plan submissions for IDIs with $100 billion or more in assets, including GS Bank USA.

14	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The U.S. federal bank regulatory agencies have adopted rules imposing restrictions on qualified financial contracts (QFCs) entered into by
G-SIBs,
which became fully effective in January 2020. The rules are intended to facilitate the orderly resolution of a failed
G-SIB
by limiting the ability of the
G-SIB
to enter into a QFC unless (i) the counterparty waives certain default rights in such contract arising upon the entry of the
G-SIB
or one of its affiliates into resolution, (ii) the contract does not contain enumerated prohibitions on the transfer of such contract and/or any related credit enhancement, and (iii) the counterparty agrees that the contract will be subject to the special resolution regimes set forth in the Dodd-Frank Act orderly liquidation authority (OLA) and the Federal Deposit Insurance Act of 1950 (FDIA), described below. Compliance can be achieved by adhering to the International Swaps and Derivatives Association Universal Resolution Stay Protocol (ISDA Universal Protocol) or International Swaps and Derivatives Association 2018 U.S. Resolution Stay Protocol (U.S. ISDA Protocol) described below.
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
The amended E.U. Bank Recovery and Resolution Directive (BRRD II) establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSBE. The BRRD II provides national supervisory authorities with tools and powers to pre-emptively
address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD II requires E.U. member states to grant certain resolution powers to national and, where relevant, E.U. resolution authorities, including the power to impose a temporary stay and to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that contracts governed by
non-E.U.
law recognize those temporary stay and
bail-in
powers unless doing so would be impracticable. Regulatory authorities in the E.U. may require financial institutions in the E.U., including subsidiaries of
non-E.U.
groups, to submit recovery plans and to assist the relevant resolution authority in constructing resolution plans for the E.U. entities. The U.K. Special Resolution Regime confers substantially the same powers on the Bank of England, as the U.K. resolution authority, and substantially the same requirements on U.K. financial institutions. Further, certain U.K. financial institutions, including GSI and GSIB, have been required by the PRA to submit solvent wind-down plans on how they could be wound down in a stressed environment.
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

Goldman Sachs 2020 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In October 2020, the FRB, the OCC and the FDIC issued a final rule requiring “Advanced approach” banking organizations, such as us, to deduct from their own regulatory capital certain investments above thresholds in unsecured debt instruments issued by
G-SIBs,
including those issued for purposes of satisfying TLAC requirements. The rule will become effective April 1, 2021.
The BRRD II and the U.K. resolution regime subject institutions to a minimum requirement for own funds and eligible liabilities (MREL), which is generally consistent with the FSB’s TLAC standard. In June 2018, the Bank of England published a statement of policy on internal MREL, which requires a material U.K. subsidiary of an overseas banking group, such as GSI, to meet a minimum internal MREL requirement to facilitate the transfer of losses to its resolution entity, which for GSI is Group Inc. The transitional minimum internal MREL requirement began to phase in from January 1, 2019 and will become fully effective on January 1, 2022. In order to comply with the MREL statement of policy, bail-in
triggers have been provided to the Bank of England over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability
and the FRB and the FDIC have not objected to the
bail-in
or if Group Inc. enters bankruptcy or similar proceedings.
CRR II and the BRRD II are designed to, among other things, implement the FSB’s minimum TLAC requirement for
G-SIBs.
For example, CRR II requires E.U. subsidiaries of a
non-E.U.
G-SIB
that account for more than 5% of its RWAs, operating income or leverage exposure, such as GSG UK, to meet 90% of the TLAC requirement applicable to E.U.
G-SIBs.
CRD V requires a
non-E.U.
group with more than €40 billion of assets in the E.U., such as us, to establish an E.U. intermediate holding company (E.U. IHC) by December 30, 2023 if it has, as in our case, two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks, and an E.U. group can request to have a second E.U. IHC. CRR II requires E.U. IHCs to satisfy capital, liquidity, MREL and certain other prudential requirements at a consolidated level. The U.K. has not implemented the requirement for an E.U. IHC.
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
The Dodd-Frank Act created a resolution regime (known as OLA) for BHCs and their affiliates that are systemically important. Under OLA, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank
subsidiaries if, upon the recommendation of applicable regulators, the U.S. Secretary of the Treasury determines, among other things, that the institution is in default or in danger of default, that the institution’s failure would have serious adverse effects on the U.S. financial system and that resolution under OLA would avoid or mitigate those effects.
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

16	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Deposit Insurance.
Deposits at GS Bank USA have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on IDIs. GS Bank USA’s assessment (subject to adjustment by the FDIC) is currently based on its average total consolidated assets less its average tangible equity during the assessment period, its supervisory ratings and specified forward-looking financial measures used to calculate the assessment rate. In addition, deposits at GSIB are covered by the U.K. Financial Services Compensation Scheme and deposits at GSBE are covered by the German statutory deposit protection scheme and a voluntary top-up
scheme, in each case up to the applicable limits.
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
The FRB, OCC, FDIC, CFTC and SEC (Volcker Rule regulators) finalized amendments in October 2019 to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity’s trading activities and clarifying and amending certain definitions, requirements and exemptions. Compliance with these amendments became effective in January 2021. In addition, in June 2020 the Volcker Rule regulators finalized their previously proposed amendments to the Volcker Rule’s regulations relating to covered funds. These amendments established new exclusions from the covered fund definition for certain types of investment vehicles, modified the eligibility criteria for certain existing exclusions, and clarified and modified other provisions governing banking entities’ investments in and other transactions and relationships involving covered funds, including clarifying that investments alongside covered funds are not treated as investments in covered funds subject to the 3% limitation noted above if certain conditions are met. These amendments became effective in October 2020.

Goldman Sachs 2020 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Other Restrictions.
FHCs generally can engage in a broader range of financial and related activities than are otherwise permissible for BHCs as long as they continue to meet the eligibility requirements for FHCs. The broader range of permissible activities for FHCs includes underwriting, dealing and making markets in securities and making investments in non-FHCs
(merchant banking activities). In addition, certain FHCs, including us, are permitted to engage in certain commodities activities in the U.S. that may otherwise be impermissible for BHCs, so long as the assets held pursuant to these activities do not equal 5% or more of their consolidated assets.
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
The FRB issued a proposed rule in September 2016 which, if adopted, would impose new requirements on the physical commodity activities and certain merchant banking activities of FHCs, including, among other things, additional capital requirements, stringent quantitative limits on permissible physical trading activity, and new public reporting requirements. In addition, in a September 2016 report, the FRB recommended that Congress repeal authorities for FHCs to engage in merchant banking activities and for certain FHCs to engage in certain otherwise impermissible commodities activities.
Since January 2020, U.S.
G-SIBs,
like us, have been required to comply with a rule regarding single counterparty credit limits, which imposes more stringent requirements for credit exposures among major financial institutions. In addition, in 2011, the FRB proposed early remediation requirements, which are modeled on the prompt corrective action regime, described in “Prompt Corrective Action” above, but are designed to require action to begin in earlier stages of a company’s financial distress, based on a range of triggers, including capital and leverage, stress test results, liquidity and risk management.
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
As a German credit institution, GSBE will become subject to Volcker Rule-type prohibitions in Germany on “proprietary trading” as well as lending and guarantee businesses with hedge funds and other highly-leveraged funds once its assets exceed certain thresholds.
U.K. banks that have over £25 billion of core retail deposits are required to separate their retail banking services from their investment and international banking activities, commonly known as “ring-fencing.” GSIB is not currently subject to the ring-fencing requirement and if it were to become subject to it, GSIB would need to make significant operational and structural changes.
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

18	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. state securities and other U.S. regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various
non-U.S.
governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices, as described further below. For a description of net capital requirements applicable to GS&Co., see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital Management and Regulatory Capital — U.S. Regulated Broker-Dealer Subsidiaries” in Part II, Item 7 of this
Form 10-K.
In Europe, we provide broker-dealer services, including through GSI, GSBE and GSPIC, that are subject to oversight by national regulators. These services are regulated in accordance with U.K., E.U. and national laws and regulations. These laws require, among other things, compliance with certain capital adequacy and liquidity standards, customer protection requirements and market conduct and trade reporting rules. Certain of our European subsidiaries are also regulated by the securities, derivatives and commodities exchanges of which they are members.
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
In the E.U. and the U.K., MiFID II includes extensive market structure reforms, such as the establishment of new trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform and enhanced pre-
and post-trade transparency covering a wider range of financial instruments. In equities, MiFID II introduced volume caps on non-transparent
liquidity trading for trading venues, limited the use of broker-dealer crossing networks and created a new regime for systematic internalizers, which are investment firms that execute client transactions outside a trading venue. Additional control requirements were introduced for algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific position limits. Other reforms introduced enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, changes to the way investment managers can pay for the receipt of investment research, rules limiting the payment and receipt of soft commissions and other forms of inducements, and mandatory unbundling for broker-dealers between execution and other major services.
The SEC requires broker-dealers to act in the best interest of their customers, and also issued an interpretation clarifying the SEC’s views of the existing fiduciary duty owed by investment advisers to their clients. Additionally, the SEC adopted a rule that requires broker-dealers and investment advisers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest. Requirements under these rules became effective in June 2020. Several states have adopted or proposed adopting uniform fiduciary duty standards applicable to broker-dealers and advisers.
The SEC, FINRA and regulators in various
non-U.S.
jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.
GS&Co., GS Bank USA and other U.S. subsidiaries are also subject to rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates certain asset-backed securities transactions to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. For certain securitization transactions, retention by third-party purchasers may satisfy this requirement. Certain of our
non-U.S.
subsidiaries, including GSI, are subject to risk retention requirements in connection with securitization activities.

Goldman Sachs 2020 Form 10-K	19

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
CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope
swaps. GS&Co. and other subsidiaries, including GS Bank USA, GSI, GSBE and J. Aron & Company LLC (J. Aron), are registered with the CFTC as swap dealers. In July 2020, the CFTC adopted final rules establishing capital requirements for swap dealers that are not subject to the capital rules of a prudential regulator, such as the FRB. The CFTC also adopted financial reporting requirements for covered swap entities and amended existing capital rules for CFTC-registered futures commission merchants to provide explicit capital requirements for proprietary positions in swaps and security-based swaps that are not cleared by a clearing organization. Compliance with the final rules is required by October 6, 2021. Certain of our registered swap dealers, including J. Aron, will be subject to the CFTC’s capital requirements.
Our affiliates registered as swap dealers are subject to the margin rules issued by the CFTC (in the case of our non-bank
swap dealers) and the FRB (in the case of GS Bank USA and GSBE). The rules for variation margin have become effective, and those for initial margin will phase in through September 2022 depending on certain activity levels of the swap dealer and the relevant counterparty. Inter-affiliate transactions under the CFTC margin rules are generally exempt from initial margin requirements. In June 2020, the FRB adopted a final rule that exempts inter-affiliate swaps from its initial margin requirements subject to certain thresholds.
The CFTC has adopted rules relating to cross-border regulation of swaps, business conduct and registration requirements. The CFTC has entered into agreements with certain
non-U.S.
regulators, including in the E.U., regarding the cross-border regulation of derivatives and the mutual recognition of cross-border clearing houses, and has approved substituted compliance with certain
non-U.S.
regulations, including E.U. regulations, related to certain business conduct requirements and margin rules. The U.S. prudential regulators have not yet made a determination with respect to substituted compliance for transactions subject to
non-U.S.
margin rules.
Similar types of swap regulation have been proposed or adopted in jurisdictions outside the U.S., including in the E.U. and Japan. For example, the E.U. and the U.K. have established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities under the European Market Infrastructure Regulation (EMIR).
SEC rules govern the registration and regulation of security-based swap dealers. The SEC adopted a number of rules and rule amendments for security-based swap dealers in 2019, including (i) capital, margin and segregation requirements, (ii) record-keeping, reporting and notification requirements, and (iii) the application of risk mitigation techniques to uncleared portfolios of security-based swaps and the cross-border application of certain security-based swap requirements. The compliance date for these SEC rules, as well as SEC rules addressing registration requirements and business conduct standards, is generally October 2021. We anticipate that certain of our subsidiaries will register with the SEC as security-based swap dealers and become subject to the SEC’s regulations regarding security-based swaps.

20	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The CFTC has adopted position limit rules that will limit the size of positions in physical commodity derivatives that can be held by any entity, or any group of affiliates or other parties trading under common control, subject to certain exemptions, such as for bona fide hedging positions. However, effective in 2023, the new rules will eliminate the risk management exemption, which allowed swap dealers to claim an exemption for the hedging of swap-related risks. The new CFTC position limits will apply to certain positions in swaps, as well as futures and options on futures, on physical commodities, and limits will apply to both physically and cash settled positions. Currently, position limits on futures on physical commodities are administered by the relevant exchanges, with the exception of futures on certain agricultural commodities, which are administered by the CFTC. Under the CFTC’s position limit rules, all futures and options on futures on an enumerated list of physical commodities, including certain agricultural, energy and metals commodities, as well as related swaps, will be subject to the CFTC’s position limits. The new position limit rules impose limits in the spot month only (i.e., during the delivery period for the physical commodities, which is typically a period of several days), although the CFTC may in the future impose limits in non-spot
months as well. CFTC spot and
non-spot
month limits will continue to apply to futures on certain legacy agricultural commodities.
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
Asset Management and Wealth Management Regulation
Our asset management and wealth management businesses are subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of clients, safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds.
Certain of our European subsidiaries, including GSAMI in the U.K. and GSBE in the E.U., are subject to MiFID II and/or related regulations (including the U.K. legislation making such regulations part of U.K. law), which govern the approval, organizational, marketing and reporting requirements of U.K. or E.U.-based investment managers and the ability of investment fund managers located outside the E.U. or the U.K. to access those markets. Our asset management business in the U.K. and the E.U. significantly depends on our ability to delegate parts of our activities to other affiliates.
Consumer Regulation
Our U.S. consumer-oriented activities are subject to extensive oversight by federal and state regulators. These businesses are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Our consumer-oriented businesses are also subject to various state and local consumer protection laws. These laws, rules and regulations, among other things, impose obligations relating to our marketing, origination, servicing and collections activity in our consumer businesses. Many of these laws, rules and regulations also apply to our small business lending activities which are subject to supervision and regulation by federal and state regulators as well. Our U.K. consumer deposit-taking activities are also subject to consumer protection regulations.

Goldman Sachs 2020 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Compensation Practices
Our compensation practices are subject to oversight by the FRB and, with respect to some of our subsidiaries and employees, by other regulatory bodies worldwide.
The FSB has released standards for local regulators to implement certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. The U.S. federal bank regulatory agencies have provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also notes that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.
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
In the E.U., the CRR and CRD IV include compensation provisions designed to implement the FSB’s compensation standards. These rules have been implemented by E.U. member states and in the U.K. and, among other things, limit the ratio of variable to fixed compensation of all employees at GSBE and certain employees at our other operating subsidiaries in the E.U. and in the U.K., including those employees identified as having a material impact on the risk profile of regulated entities. CRR II and CRD V amend certain aspects of these rules, including, among other things, by increasing minimum variable compensation deferral periods. Substantially similar requirements apply in the U.K. in relation to GSI and GSIB.
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
In January 2021, the Anti-Money Laundering Act of 2020 (AMLA), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws. The obligation of financial institutions to identify their clients, to monitor for and report suspicious transactions, to monitor direct and indirect payments to politically exposed persons, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.

22	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Privacy and Cyber Security Regulation
Our businesses are subject to laws and regulations enacted by U.S. federal and state governments, the E.U., the U.K. or other
non-U.S.
jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, including the GLB Act, the E.U.’s General Data Protection Regulation (GDPR), the U.K.’s Data Protection Act 2018, the Japanese Personal Information Protection Act, the Hong Kong Personal Data (Privacy) Ordinance, the Australian Privacy Act, the Brazilian Bank Secrecy Law, and the California Consumer Privacy Act of 2018 (CCPA). The GDPR has heightened our privacy compliance obligations, impacted certain of our businesses’ collection, processing and retention of personal data and imposed strict standards for reporting data breaches. The GDPR also provides for significant penalties for non-compliance.
In addition, the CCPA imposes compliance obligations with regard to the collection, use and disclosure of personal information. The substantive obligations under the 2020 amendments to the CCPA become effective on January 1, 2023. In addition, several other states and
non-U.S.
jurisdictions have enacted, or are proposing, privacy and data protection laws similar to the GDPR and the CCPA.
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
In December 2020, the U.S. federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a BHC or state member bank, such as Group Inc. or GS Bank USA, would be required to notify the FRB within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector.
Information about our Executive Officers
Set forth below are the name, age, present title, principal occupation and certain biographical information for the executive officers who have been appointed by, and serve at the pleasure of, Group Inc.’s Board of Directors (Board).
Sheara Fredman, 45
Ms. Fredman has been Controller and Chief Accounting Officer since November 2019. She had previously served as Head of Regulatory Controllers from September 2017 and, prior to that, she had served as Global Product Controller.
Elizabeth M. Hammack, 49
Ms. Hammack has been Global Treasurer since January 2018. She had previously served as Global Head of Short Term Macro Trading and Global Repo Trading from August 2015 to January 2018. Prior to that, she was
Co-Head
of U.S. Interest Rate Products Cash Trading from January 2011 to August 2015.
Brian J. Lee, 54
Mr. Lee has been Chief Risk Officer since November 2019. He had previously served as Controller and Chief Accounting Officer from March 2017 and, prior to that, he had served as Deputy Controller from 2014.
John F.W. Rogers, 64
Mr. Rogers has been an Executive Vice President since April 2011 and Chief of Staff and Secretary to the Board since December 2001.
Stephen M. Scherr, 56
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
Karen P. Seymour, 59
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

Goldman Sachs 2020 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

David M. Solomon, 59
Mr. Solomon has been Chairman of the Board since January 2019 and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer from January 2017 and
Co-Head
of the Investment Banking Division from July 2006 to December 2016.
Laurence Stein, 53
Mr. Stein has been Chief Administrative Officer since January 2018. He had previously served as Global Head of the Operations Division from October 2015 to December 2017. From August 2009 to October 2015, he was Chief Operating Officer of the Securities Division.
John E. Waldron, 51
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
Form 10-K,
quarterly reports on
Form 10-Q
and current reports on
Form 8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department (Investor Relations), are our certificate of incorporation and by-laws,
charters for our Audit, Risk, Compensation, Corporate Governance and Nominating, and Public Responsibilities Committees, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our directors, officers and employees and our Sustainability Report. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.
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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of this
Form 10-K.

24	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2021 parent vanilla debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses (including those related to our co-branded
credit card relationship with General Motors), (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our installment loan and credit card businesses, (xvi) the objectives and effectiveness of our business continuity plan (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, (xx) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xxi) our NSFR, (xxii) our expected tax rate, (xxiii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxiv) our expected SCB and
G-SIB
surcharge, (xxv) legal proceedings, governmental investigations or other contingencies, (xxvi) the 1MDB settlements, including the asset recovery guarantee and our remediation activities, (xxvii) the effectiveness of our strategy with respect to Brexit, (xxviii) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxix) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxx) the effectiveness of our management of our human capital, including our diversity goals and (xxxi) our plans for our people to return to our offices.
Statements about our target ROE, ROTE, efficiency ratio and expense savings, and how they can be achieved, are based on our current expectations regarding our business prospects and are subject to the risk that we may be unable to achieve our targets due to, among other things, changes in our business mix, lower profitability of new business initiatives, increases in technology and other costs to launch and bring new business initiatives to scale, and increases in liquidity requirements.
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
Statements about the level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, and our efficiency ratio as our platform business initiatives reach scale are subject to the risks that the compensation and other costs to operate our businesses, including platform initiatives, may be greater than currently expected.
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
Form 10-K.

Goldman Sachs 2020 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, and our installment loan and credit card businesses, are subject to the risk that actual growth and savings may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
Statements about planned 2021 parent vanilla debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
Statements about our expected provisions for credit losses (including those related to our co-branded
credit card relationship with General Motors) are subject to the risk that actual credit losses may differ and our expectations may change, possibly materially, from that currently anticipated due to, among other things, changes to the composition of our loan portfolio and changes in the economic environment in future periods and our forecasts of future economic conditions, as well as changes in our models, policies and other management judgments.
Statements about our NSFR and SCB are based on our current interpretation and expectations of the relevant rules, and reflect significant assumptions about how our NSFR and SCB are calculated. Our actual SCB will depend on the results of the applicable supervisory stress tests, and the methods used to calculate our NSFR and SCB may differ, possibly materially, from those used to calculate our NSFR and SCB for future disclosures.
Statements about our future effective income tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in the tax rates applicable to us, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, as well as any corporate tax legislation that may be enacted or any guidance that may be issued by the U.S. Internal Revenue Service.
Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and
G-SIB
surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements and changes to the composition of our balance sheet.
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that the actual value of assets and proceeds from assets seized and returned to the Government of Malaysia may be less than currently anticipated. Statements about the application for and pursuit of exemptions and authorizations from regulatory authorities, including the U.S. Department of Labor, in connection with the settlements relating to 1Malaysia Development Berhad (1MDB) and the progress or the status of remediation activities relating to 1MDB are based on our expectations regarding the prospects for receiving the exemptions and authorizations and the current remediation plans. Accordingly, our ability to receive the exemptions and authorizations and complete the remediation activities may change, possibly materially, from what is currently expected.
Statements about our objectives in management of our human capital, including our diversity goals, are based on our current expectations and are subject to the risk that we may not achieve these objectives and goals due to, among other things, competition in recruiting and attracting diverse candidates and unsuccessful efforts in retaining diverse employees.
Statements about our plans for our people to return to our offices are based on our current expectations and that return may be delayed due to, among other factors, future events that are unpredictable, including the course of the
COVID-19
pandemic, responses of governmental authorities and the availability, use and effectiveness of vaccines.
Item 1A.    Risk Factors
We face a variety of risks that are substantial and inherent in our businesses.
The following is a summary of some of the more important factors that could affect our businesses:
Market
•	Our businesses have been and may in the future be adversely affected by conditions in the global financial markets and broader economic conditions.

•
Our businesses have been and may in the future be adversely affected by declining asset values, particularly where we have net “long” positions, receive fees based on the value of assets managed, or receive or post collateral.

•	Our market-making activities have been and may in the future be affected by changes in the levels of market volatility.

26	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•
Our investment banking, client intermediation, asset management and wealth management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.

•
Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.

Liquidity
•	Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets.

•	Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.

•	Reductions in our credit ratings or an increase in our credit spreads may adversely affect our liquidity and cost of funding.

•
Group Inc. is a holding company and its liquidity depends on payments from its subsidiaries, many of which are subject to legal, regulatory and other restrictions on providing funds or assets to Group Inc.

Credit
•	Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of or defaults by third parties.

•	Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities.

•	Derivative transactions and delayed documentation or settlements may expose us to credit risk, unexpected risks and potential losses.
Market Developments and General Business Environment
•	Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic.

•	Our strategy with respect to Brexit may not be effective.

•	Certain of our businesses, our funding instruments and financial products may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (IBORs), in particular LIBOR.
•
Certain of our businesses and our funding instruments may be adversely affected by changes in other reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.

•
We face enhanced risks as new business initiatives and acquisitions lead us to engage in new activities, operate in new locations, transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

Operational
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

•	We may incur losses as a result of ineffective risk management processes and strategies.

•	We may incur losses as a result of unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters.

•	Climate change concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.
Legal and Regulatory
•	Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

•	A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.

•	We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

•
Substantial civil or criminal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

•	In conducting our businesses around the world, we are subject to political, legal, regulatory and other risks that are inherent in operating in many countries.

Goldman Sachs 2020 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•
The application of regulatory strategies and requirements in the U.S. and
non-U.S.
jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.

•	The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders.

•
Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs.

Competition
•	Our results have been and may in the future be adversely affected by the composition of our client base.

•	The financial services industry is highly competitive.

•	The growth of electronic trading and the introduction of new trading technology has increased competition.

•	Our businesses would be adversely affected if we are unable to hire and retain qualified employees.
The following are detailed descriptions of our Risk Factors summarized above:
Market
Our businesses have been and may in the future be adversely affected by conditions in the global financial markets and broader economic conditions.
Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally, both directly and through their impact on client activity levels and creditworthiness. These conditions can change suddenly and negatively.
Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, regulatory and market conditions that result in transparent, liquid and efficient capital markets, low inflation, business, consumer and investor confidence, stable geopolitical conditions and strong business earnings.
Unfavorable or uncertain economic and market conditions can be caused by: low levels of or declines in economic growth, business activity or investor, business or consumer confidence; pandemics; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; concerns about sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about potential increases in tax rates and other regulatory changes; the imposition of tariffs or other limitations on international trade and travel; outbreaks of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cyber security threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters; or a combination of these or other factors.
The financial services industry and the securities and other financial markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes, by a serious lack of liquidity and by high levels of borrower defaults. In addition, concerns about the
COVID-19
pandemic, European sovereign debt risk and its impact on the European banking system, the impact of Brexit, the imposition of tariffs and actions taken by other countries in response, and potential or actual changes in interest rates and other market conditions, have resulted, at times, in significant volatility while negatively impacting the levels of client activity.
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
Financial institution returns may be negatively impacted by increased funding costs due in part to the lack of perceived government support of such institutions in the event of future financial crises relative to financial institutions in countries in which governmental support is maintained. In addition, liquidity in the financial markets has also been negatively impacted as market participants and market practices and structures continue to adjust to evolving regulatory frameworks.

28	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses have been and may in the future be adversely affected by declining asset values, particularly where we have net “long” positions, receive fees based on the value of assets managed, or receive or post collateral.
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
We post collateral to support our obligations and receive collateral that supports the obligations of our clients and counterparties. When the value of the assets posted as collateral or the credit ratings of the party posting collateral decline, the party posting the collateral may need to provide additional collateral or, if possible, reduce its trading position. An example of such a situation is a “margin call” in connection with a brokerage account. Therefore, declines in the value of asset classes used as collateral mean that either the cost of funding positions is increased or the size of positions is decreased. If we are the party providing collateral, this can increase our costs and reduce our profitability and if we are the party receiving collateral, this can also reduce our profitability by reducing the level of business done with our clients and counterparties.
In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of the collateral may, despite credit monitoring, over-collateralization, the ability to call for additional collateral or the ability to force repayment of the underlying obligation, result in significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been and may in the future be subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner or caused a client or counterparty to go out of business.
Our market-making activities have been and may in the future be affected by changes in the levels of market volatility.
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

Goldman Sachs 2020 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our investment banking, client intermediation, asset management and wealth management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
Our investment banking business has been and may in the future be adversely affected by market conditions. Poor economic conditions and other uncertain geopolitical conditions may adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which would likely have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions has in the past and would in the future adversely affect our investment banking business.
In certain circumstances, market uncertainty or general declines in market or economic activity may adversely affect our client intermediation businesses by decreasing levels of overall activity or by decreasing volatility, but at other times market uncertainty and even declining economic activity may result in higher trading volumes or higher spreads or both.
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
Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
Poor investment returns in our asset management and wealth management businesses, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under supervision (AUS) or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients continue to invest in products that generate lower fees (e.g., passively managed or fixed income products), our average effective management fee would continue to decline and our asset management and wealth management businesses could be adversely affected.
Liquidity
Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets.
Liquidity is essential to our businesses. It is of critical importance to us, as most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to raise deposits, an inability to access funds from our subsidiaries or otherwise allocate liquidity optimally, an inability to sell assets or redeem our investments, lack of timely settlement of transactions, unusual deposit outflows, or other unforeseen outflows of cash or collateral, such as in March 2020, when corporate clients drew on revolving credit facilities in response to the
COVID-19
pandemic. This situation may arise due to circumstances that we may be unable to control, such as a general market or economic disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

30	Goldman Sachs 2020 Form 10-K

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
Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Numerous regulations have been adopted to introduce more stringent liquidity requirements for large financial institutions. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes, deductions for holdings of TLAC and prohibitions on parent guarantees that are subject to certain cross-defaults. New and prospective liquidity-related regulations may overlap with, and be impacted by, other regulatory changes, including rules relating to minimum long-term debt requirements and TLAC, guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain, while regulatory reforms are being adopted and market practices develop.
Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt and commercial paper, by raising deposits at our bank subsidiaries, by issuing hybrid financial instruments and by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
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

Goldman Sachs 2020 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Reductions in our credit ratings or an increase in our credit spreads may adversely affect our liquidity and cost of funding.
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
As of December 2020, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $481 million in the event of a one-notch
downgrade of our credit ratings and $1.39 billion in the event of a two-notch
downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this
Form 10-K.
Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Our credit spreads are also influenced by market perceptions of our creditworthiness and movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps has proven to be extremely volatile and at times has lacked a high degree of transparency or liquidity.
Group Inc. is a holding company and its liquidity depends on payments from its subsidiaries, many of which are subject to legal, regulatory and other restrictions on providing funds or assets to Group Inc.
Group Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund share repurchases and dividend payments and to fund payments on its obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer and bank subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc.
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
There has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are located or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or require internal total loss-absorbing capacity (which may also be subject to
“bail-in”
powers, as described below) at those entities in order to protect clients and creditors of those entities in the event of financial difficulties involving those entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, or to Group Inc., including in times of liquidity stress, thereby increasing the overall level of capital and liquidity required by us on a consolidated basis.

32	Goldman Sachs 2020 Form 10-K

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
Credit
Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of or defaults by third parties.
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
As part of our clearing and prime brokerage activities, we finance our clients’ positions, and we could be held responsible for the defaults or misconduct of our clients. Although we have limits and regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee.
Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities.
Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities. The number and size of these transactions has affected and may in the future affect our results of operations in a given period. Moreover, because of concentrated risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities.

Goldman Sachs 2020 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Derivative transactions and delayed documentation or settlements may expose us to credit risk, unexpected risks and potential losses.
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
As a signatory to the ISDA Universal Protocol or U.S. ISDA Protocol (ISDA Protocols) and being subject to the FRB’s and FDIC’s rules on QFCs and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this new regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. Various
non-U.S.
regulators have adopted or proposed regulations contemplated by the ISDA Universal Protocol, and those implementing regulations may result in additional limitations on our ability to exercise remedies against counterparties. The ISDA Protocols and these rules and regulations extend to repurchase agreements and other instruments that are not derivative contracts, and their impact will depend on the development of market practices and structures.
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
In addition, as new complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of credit derivatives and other OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with these transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks, and could adversely affect our profitability and has increased our credit exposure to central clearing platforms.

34	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Market Developments and General Business Environment

Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by the
COVID-19
pandemic.
The
COVID-19
pandemic has created economic and financial disruptions that have in the past adversely affected and may in the future adversely affect our business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will negatively affect our businesses, financial condition, liquidity and results of operations will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted.
While financial markets have rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020, many of the circumstances that arose or became more pronounced after the onset of the
COVID-19
pandemic persisted at the end of the year, including (i) muted levels of business activity across many sectors of the economy, relatively weak consumer confidence and high unemployment; (ii) elevated levels of market volatility; (iii) the federal funds rate and yields on U.S. Treasury securities near zero; (iv) substantial uncertainty about whether previously announced merger and acquisition deals will be completed or restructured; (v) heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including oil and gas, gaming and lodging, and airlines; (vi) greater emphasis by investors on liquidity products, which generate lower fees, relative to risk assets, resulting in these products comprising a higher share of AUS as compared to the pre-pandemic
composition; and (vii) higher cyber security, information security and operational risks as a result of work-from-home arrangements.
Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) a repeat, or worse, of the decline in the valuation of equity, fixed-income and commodity markets that occurred at the outset of the pandemic; (ii) further declines in U.S. interest rates, to zero or below; (iii) market dislocations that may make hedging strategies less effective or ineffective; (iv) a reduction in fees on AUS due to declines in the valuation of assets or a protracted trend toward asset classes that generate lower fees; (v) disruption in the new issuance markets for debt and equity, leading to a decline in activity; (vi) a deterioration in the liquidity profile of corporate borrowers, resulting in additional draws on credit lines; (vii) defaults by consumers or corporate clients on loans; and (viii) greater challenges in valuing derivative positions and associated collateral, leading to significant increases in collateral calls and valuation disputes.
The effects of the
COVID-19
pandemic on economic and market conditions have in the past and may in the future also increase demands on our liquidity as we meet client needs. Likewise, these adverse developments have in the past and may in the future affect our capital and leverage ratios. We suspended repurchases of our common stock during the first quarter of 2020 and, consistent with the FRB’s requirement for all large BHCs, extended this suspension through the fourth quarter of 2020 enabling us to deploy more capital and liquidity to meet the needs of our clients. The effects of the
COVID-19
pandemic and FRB requirements have limited and in the future may further limit capital distributions.
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

Goldman Sachs 2020 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Our strategy with respect to Brexit may not be effective.
On January 31, 2020, the U.K. left the E.U., and, on December 31, 2020, the transition period under the withdrawal agreement between the U.K. and the E.U. ended. As discussed in “Business — Regulation” in Part I, Item 1 of this
Form 10-K,
we have experienced considerable change in the regulatory framework that governs transactions and business undertaken by our U.K. subsidiaries in the E.U. The U.K. has adopted E.U. financial services legislation that was in effect on December 31, 2020, which means that the U.K. financial services regime will remain substantially the same as under E.U. financial services legislation. However, in the future the U.K. may diverge from E.U. legislation and may decide not to adopt rules that correspond to E.U. legislation not already operative in the U.K. As a result, we face numerous risks that could adversely affect how we conduct our businesses or our profitability and liquidity.
Certain of our principal subsidiaries, including GSI, GSIB and GSAMI, are incorporated and headquartered in the U.K. During the transition period, they benefitted from non-discriminatory
access to E.U. clients and infrastructure based on E.U. treaties and E.U. legislation, including arrangements for cross-border “passporting” and the establishment of E.U. branches. Effective December 31, 2020, and notwithstanding the Trade and Cooperation Agreement between the E.U. and U.K. reached at the end of 2020, firms established in the U.K., including our U.K. subsidiaries, have lost their
pan-E.U.
“passports” and are generally treated as any other entities in countries outside the E.U. whose access to the E.U. is governed by E.U. and national law.
As necessary, our German bank subsidiary, GSBE, will act as our main operating subsidiary in the E.U. and has assumed certain functions that can no longer be efficiently and effectively performed by our U.K. operating subsidiaries, including GSI, GSIB and GSAMI. Implementing this strategy could materially adversely affect the manner in which we operate certain businesses in Europe, require us to restructure certain of our operations and expose us to higher operational, regulatory and compliance costs, higher subsidiary-level capital and liquidity requirements, additional restrictions on intercompany transactions, and new restrictions on the ability of our subsidiaries to share personal data, including client data, all of which could adversely affect our liquidity and profitability. In addition, as we increase our operations in jurisdictions with higher tax rates, our tax rate will increase.
We have strengthened the capabilities of our operating subsidiaries in E.U. countries and other member states of the Agreement on the European Economic Area, particularly GSBE, and have moved certain activities there. Although we have invested significant resources to plan for and address Brexit, there can be no assurance that we will be able to successfully execute our strategy. In addition, even if we are able to successfully execute our strategy, we face the risk that Brexit could have a disproportionately adverse effect on our E.U operations compared to some of our competitors who have more extensive pre-existing
operations in the E.U. outside of the U.K.
Certain of our businesses, our funding instruments and financial products may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (IBORs), in particular LIBOR.
The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Similar developments have occurred with respect to other IBORs.

36	Goldman Sachs 2020 Form 10-K

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
The language in our contracts and financial instruments that define IBORs, in particular LIBOR, have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. As a result, there is considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates. This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our IBOR-based contracts and financial instruments. Although we have adhered to the ISDA IBOR Fallbacks Protocol, the protocol is applicable to derivatives when both parties adhere to the protocol or otherwise agree for it to apply to their derivatives.
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
Certain of our businesses and our funding instruments may be adversely affected by changes in other reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.
Many of the products that we own or that we offer, such as structured notes, warrants, swaps or security-based swaps, pay interest or determine the principal amount to be paid at maturity or in the event of default by reference to rates or by reference to an index, currency, basket, ETF or other financial metric (the underlier). In the event that the composition of the underlier is significantly changed, by reference to rules governing such underlier or otherwise, the underlier ceases to exist (for example, in the event that a country withdraws from the Euro or links its currency to or delinks its currency from another currency or benchmark, an index or ETF sponsor materially alters the composition of an index or ETF, or stocks in a basket are delisted or become impermissible to be included in the index or ETF) or the underlier ceases to be recognized as an acceptable market benchmark, we may experience adverse effects consistent with those described above for IBORs.
We face enhanced risks as new business initiatives and acquisitions lead us to engage in new activities, operate in new locations, transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.
A number of our recent and planned business initiatives and expansions of existing businesses, including through acquisitions and partnership arrangements, may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base, expose us to new asset classes and new markets, and present us with integration challenges. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.
Furthermore, in a number of our businesses, including where we make markets, invest and lend, we own interests in, or otherwise become affiliated with the ownership and operation of, public services, such as airports, toll roads and shipping ports, as well as physical commodities and commodities infrastructure components, both within and outside the U.S.

Goldman Sachs 2020 Form 10-K	37

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
New business initiatives expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with different types of clients, business partners, counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, market, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which certain assets are being operated or held or in which we interact with these clients, business partners, counterparties and investors. Legal, regulatory and reputational risks may also exist in connection with activities and transactions involving new products or markets where there is regulatory uncertainty or where there are different or conflicting regulations depending on the regulator or the jurisdiction involved, particularly where transactions in such products may involve multiple jurisdictions.
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
Operational
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

38	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Many rules and regulations worldwide govern our obligations to execute transactions and report such transactions and other information to regulators, exchanges and investors. Compliance with these legal and reporting requirements can be challenging, and we have been and may in the future be subject to regulatory fines and penalties for failing to follow these rules or to report timely, accurate and complete information in accordance with these rules. As such requirements expand, compliance with these rules and regulations has become more challenging.
As our client base, including through our consumer businesses, and our geographical reach expand and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure becomes more challenging, and the risk of systems or human error in connection with such transactions increases, as well as the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering errors quickly enough to limit the resulting consequences. Such risks are exacerbated in times of increased volatility. As with other similarly situated institutions, we utilize credit underwriting models in connection with our businesses, including our consumer-oriented activities. Allegations, whether or not accurate, that the ultimate underwriting decisions do not treat consumers or clients fairly, or comply with the applicable law or regulation, can result in negative publicity, reputational damage and governmental and regulatory scrutiny.
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
The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Their importance has continued to increase, in particular in light of work-from-home arrangements implemented in response to the
COVID-19
pandemic. Computers and computer networks are subject to various risks, including, among others, cyber attacks, inherent technological defects, system failures and human error. For example, fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may be discovered in the future. Cloud technologies are also critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Service disruptions may lead to delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our platforms. Addressing these and similar issues could be costly and affect the performance of these businesses and systems. Operational risks may be incurred in applying fixes and there may still be residual security risks.
Additionally, although the prevalence and scope of applications of distributed ledger technology and similar technologies is growing, the technology is also nascent and may be vulnerable to cyber attacks or have other inherent weaknesses. We may be, or may become, exposed to risks related to distributed ledger technology, including through our facilitation of clients’ activities involving financial products linked to distributed ledger technology, such as blockchain or cryptocurrencies, our investments in companies that seek to develop platforms based on distributed ledger technology, and the use of distributed ledger technology by third-party vendors, clients, counterparties, clearing houses and other financial intermediaries.
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

Goldman Sachs 2020 Form 10-K	39

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
There has been significant consolidation among clearing agents, exchanges and clearing houses and an increasing number of derivative transactions are cleared on exchanges, which has increased our exposure to operational failure or significant operational delay, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, delay, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure or significant operational delay as disparate complex systems need to be integrated, often on an accelerated basis.
The interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased centrality of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Interconnectivity of financial institutions with other companies through, among other things, application programming interfaces or APIs presents similar risks. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses or result in financial loss or liability to our clients, impairment of our liquidity, disruption of our businesses, regulatory intervention or reputational damage.
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
In addition, although we seek to diversify our third-party vendors to increase our resiliency, we are also exposed to the risk that a disruption or other information technology event at a common service provider to our vendors could impede their ability to provide products or services to us, including in connection with our new business initiatives. We may not be able to effectively monitor or mitigate operational risks relating to our vendors’ use of common service providers.
Aside from work-from-home arrangements during the
COVID-19
pandemic, nearly all of our employees in our primary locations, including the New York metropolitan area, London, Bengaluru, Hong Kong, Tokyo and Salt Lake City, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area, and our two principal office buildings in the New York area both are located on the waterfront of the Hudson River, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices, including a terrorist attack, extreme weather event or other hostile or catastrophic event, could negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations or successfully work remotely, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication, work-from-home arrangements or travel.
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

40	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are regularly the target of attempted cyber attacks, including denial-of-service
attacks, and must continuously monitor and develop our systems to protect the integrity and functionality of our technology infrastructure and access to and the security of our data. We may face an increasing number of attempted cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies, and as we provide more of these services to a greater number of individual consumers. The increasing migration of our communication from devices we provide to employee-owned devices presents additional risks of cyber attacks, as do work-from-home arrangements such as those implemented in response to the
COVID-19
pandemic. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These impacts could include the loss of access to information or services from the third party subject to the cyber attack or other information security event, which could, in turn, interrupt certain of our businesses.
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
The increased use of mobile and cloud technologies can heighten these and other operational risks, as can work-from-home arrangements. Certain aspects of the security of such technologies are unpredictable or beyond our control, and the failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.

Goldman Sachs 2020 Form 10-K	41

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
For further information about our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this
Form 10-K.
We may incur losses as a result of unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including pandemics, such as
COVID-19,
or other widespread health emergencies (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations and limitations on occupancy in our offices) that could impair our ability to manage our businesses.

42	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Climate change concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.
Climate change may cause extreme weather events that disrupt operations at one or more of our primary locations, which may negatively affect our ability to service and interact with our clients, and also may adversely affect the value of our investments, including our real estate investments. Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.
Legal and Regulatory
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
In addition to the impact on the scope and profitability of our business activities, day-to-day
compliance with existing laws and regulations has involved and will continue to involve significant amounts of time, including that of our senior leaders and that of a large number of dedicated compliance and other reporting and operational personnel, all of which may negatively impact our profitability.
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
If there are new laws or regulations or changes in the enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (whether based on size, method of funding, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on stock transfers and other financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses. Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on us, based on the way those laws or regulations are applied to financial services and financial firms or due to our corporate structure. For example, during the recent presidential election, the new U.S. administration offered tax policy ideas that if enacted would, among other things, increase the corporate tax rate and the U.S. tax rate on Global Intangible Low Taxed Income (GILTI). Any increase in the corporate tax rate or the U.S. tax on GILTI would increase our effective tax rate and provision for taxes, possibly materially.

Goldman Sachs 2020 Form 10-K	43

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
U.S. and
non-U.S.
regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future adversely affect our profitability. Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, more stringent requirements relating to liquidity, long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly if these requirements do not apply equally to our competitors or are not implemented uniformly across jurisdictions. We may also become subject to higher and more stringent capital and other regulatory requirements as a result of the implementation of Basel Committee standards, including those published in December 2017.
As described in “Business — Regulation — Banking Supervision and Regulation” in Part I, Item 1 of this
Form 10-K,
the SCB has replaced the capital conservation buffer under the Standardized Capital Rules and resulted in higher Standardized capital ratio requirements. Failure to comply with these requirements could limit our ability to, among other things, repurchase shares, pay dividends and make certain discretionary compensation payments. In addition, if, as in 2020, we are required to resubmit our capital plan, we generally may not make capital distributions, such as share repurchases or dividends, without the prior approval of the FRB. Dividends and repurchases are also subject to oversight by the FRB, which can result in limitations. Limitations on our ability to make capital distributions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity. Additionally, as a consequence of our designation as a
G-SIB,
we are subject to the
G-SIB
surcharge. Our
G-SIB
surcharge is updated annually based on financial data from the prior year. Expansion of our businesses, growth in our balance sheet and increased reliance on short-term wholesale funding have resulted in increases and in the future may result in further increases in our
G-SIB
surcharge and a corresponding increase in our capital requirements.
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

44	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We have entered into consumer-oriented deposit-taking, lending and credit card businesses, and we expect to expand the product and geographic scope of our offerings. Entering into these businesses subjects us to numerous additional regulations in the jurisdictions in which these businesses operate. Not only are these regulations extensive, but they involve types of regulations and supervision, as well as regulatory compliance risks, that have not historically applied to us. The level of regulatory scrutiny and the scope of regulations affecting financial interactions with consumers is often much greater than that associated with doing business with institutions and high-net-worth
individuals. Complying with these regulations is time-consuming, costly and presents new and increased risks.
Increasingly, regulators and courts have sought to hold financial institutions liable for the misconduct of their clients where they have determined that the financial institution should have detected that the client was engaged in wrongdoing, even though the financial institution had no direct knowledge of the activities engaged in by its client. Regulators and courts have also increasingly found liability as a “control person” for activities of entities in which financial institutions or funds controlled by financial institutions have an investment, but which they do not actively manage. In addition, regulators and courts continue to seek to establish “fiduciary” obligations to counterparties to which no such duty had been assumed to exist. To the extent that such efforts are successful, the cost of, and liabilities associated with, engaging in brokerage, clearing, market-making, prime brokerage, investing and other similar activities could increase significantly. To the extent that we have fiduciary obligations in connection with acting as a financial adviser or investment adviser or in other roles for individual, institutional, sovereign or investment fund clients, any breach, or even an alleged breach, of such obligations could have materially negative legal, regulatory and reputational consequences.
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
We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions with us may be adversely affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Additionally, our
One Goldman Sachs
initiative aims to increase collaboration among our businesses, which may increase the potential for actual or perceived conflicts of interest and improper information sharing.
We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically. Political and public sentiment regarding financial institutions has in the past and may in the future result in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing (including, in some cases, press coverage and public statements that do not directly involve us) often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.
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

Goldman Sachs 2020 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial services industry generally and our businesses in particular have been subject to negative publicity. Our reputation and businesses may be adversely affected by negative publicity or information regarding our businesses and personnel, whether or not accurate or true, that may be posted on social media or other internet forums or published by news organizations. Postings on these types of forums may also adversely impact risk positions of our clients and other parties that owe us money, securities or other assets and increase the chance that they will not perform their obligations to us or reduce the revenues we receive from their use of our services. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity.
Substantial civil or criminal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.
We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K
for information about certain of our legal and regulatory proceedings and investigations. We have seen legal claims by consumers and clients increase in a market downturn and employment-related claims increase following periods in which we have reduced our headcount. Additionally, governmental entities have been plaintiffs and are parties in certain of our legal proceedings, and we may face future civil or criminal actions or claims by the same or other governmental entities, as well as follow-on
civil litigation that is often commenced after regulatory settlements.
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
We are subject to laws and regulations worldwide, including the FCPA and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. Violation of these or similar laws and regulations have in the past resulted in and could in the future result in significant monetary penalties. Such violations could also result in severe restrictions on our activities and damage to our reputation.
Certain law enforcement authorities have recently required admissions of wrongdoing, and, in some cases, criminal pleas, as part of the resolutions of matters brought against financial institutions or their employees. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K.
Any such resolution of a criminal matter involving us or our employees could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to conduct our activities generally or in certain circumstances and could have other negative effects. Further, as a result of the 1MDB settlement, we are no longer a “well-known seasoned issuer,” which could place limitations on the manner in which we can market our securities.
In conducting our businesses around the world, we are subject to political, legal, regulatory and other risks that are inherent in operating in many countries.
In conducting our businesses and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, communications and other content restrictions, and other restrictive governmental actions. For example, sanctions have been imposed by the U.S. and the E.U. on certain individuals and companies in Russia and Venezuela. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. We are also subject to the risk that our businesses may be subject to divergent laws and regulations across markets and that the jurisdictions in which we operate may implement laws and regulations that directly conflict with those of another jurisdiction. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market, but also on our reputation generally. Further, in some jurisdictions a failure, or alleged failure, to comply with laws and regulations has subjected and may in the future subject us and our personnel not only to civil actions, but also criminal actions and other sanctions. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

46	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

While business and other practices throughout the world differ, our principal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the FCPA, the USA PATRIOT Act and the U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and consumers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and any such violation could subject us to significant penalties or adversely affect our reputation. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K.
In addition, there have been a number of highly publicized cases around the world, involving actual or alleged fraud or other misconduct by employees in the financial services industry in recent years, and we have had and may in the future have employee misconduct. This misconduct has included and may also in the future include intentional efforts to ignore or circumvent applicable policies, rules or procedures or misappropriation of funds and the theft of proprietary information, including proprietary software. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity have not been and may not be effective in all cases, as reflected by the settlements relating to 1MDB.
The application of regulatory strategies and requirements in the U.S. and
non-U.S.
jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.
As described in “Business — Regulation — Banking Supervision and Regulation — Insolvency of an IDI or a BHC,” if the FDIC is appointed as receiver under OLA, the rights of Group Inc.’s creditors would be determined under OLA, and substantial differences exist in the rights of creditors between OLA and the U.S. Bankruptcy Code, including the right of the FDIC under OLA to disregard the strict priority of creditor claims in some circumstances, which could have a material adverse effect on our debtholders.
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

Goldman Sachs 2020 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
If Group Inc.’s proposed resolution strategy were successful, Group Inc.’s security holders could face losses while the third-party creditors of Group Inc.’s major subsidiaries would incur no losses because those subsidiaries would continue to operate and not enter resolution or bankruptcy proceedings. As part of the strategy, Group Inc. could also seek to elevate the priority of its guarantee obligations relating to its major subsidiaries’ derivative contracts or transfer them to another entity so that cross-default and early termination rights would be stayed under the ISDA Protocols, as applicable, which would result in holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities incurring losses ahead of the beneficiaries of those guarantee obligations. It is also possible that holders of Group Inc.’s eligible long-term debt and other debt securities could incur losses ahead of other similarly situated creditors of Group Inc.’s major subsidiaries.
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

48	Goldman Sachs 2020 Form 10-K

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
Competition
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

Goldman Sachs 2020 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Correspondingly, favorable or simply less adverse developments or market conditions involving industries or markets in a business where we have a lower concentration of clients in such industry or market have also resulted in the past and may result in the future in our underperforming relative to a similar business of a competitor that has a higher concentration of clients in such industry or market. For example, we have a smaller corporate client base in our market-making businesses than many of our peers and therefore those competitors may benefit more from increased activity by corporate clients. Similarly, we have not historically engaged in retail equities intermediation to the same extent as other financial institutions, which has in the past and could in the future adversely affect our market share in equities execution.
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
Governments and regulators have adopted regulations, imposed taxes, adopted compensation restrictions or otherwise put forward various proposals that have impacted or may impact our ability to conduct certain of our businesses in a cost-effective manner or at all in certain or all jurisdictions, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These or other similar rules, many of which do not apply to all our U.S. or
non-U.S.
competitors, could impact our ability to compete effectively.
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
The growth of electronic trading and the introduction of new trading technology has increased competition.
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
We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return, particularly given the generally lower commissions arising from electronic trades.

50	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses would be adversely affected if we are unable to hire and retain qualified employees.
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
Our operating expenses and efficiency ratio depend, in part, on our overall headcount and the proportion of our employees located in strategic locations. Our future human capital resource requirements and the benefits provided by strategic locations are uncertain, and we may not realize the benefits we anticipate.
Item 1B.    Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.
Item 2.    Properties
In the U.S. and elsewhere in the Americas, we have offices consisting of approximately 6.6 million square feet of leased and owned space. Our principal executive offices are located at 200 West Street, New York, New York and consist of approximately 2.1 million square feet. The building is located on a parcel leased from Battery Park City Authority pursuant to a ground lease. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to our right of exclusive possession and use until June 2069, the expiration date of the lease. Under the terms of the ground lease, we made a lump sum ground rent payment in June 2007 of $161 million for rent through the term of the lease.
In Europe, the Middle East and Africa, we have offices consisting of approximately 1.5 million square feet of leased and owned space. Our European headquarters is located in London at Plumtree Court, consisting of 826,000 square feet under a lease which can be terminated in 2039.
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

Goldman Sachs 2020 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 3.    Legal Proceedings
We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Many of these proceedings are in early stages, and many of these cases seek an indeterminate amount of damages. We have estimated the upper end of the range of reasonably possible aggregate loss for matters where we have been able to estimate a range and we believe, based on currently available information, that the results of matters where we have not been able to estimate a range of reasonably possible loss, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results in a given period. Given the range of litigation and investigations presently under way, our litigation expenses may remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part II, Item 7 of this
Form 10-K.
See Notes 18 and 27 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K
for information about our reasonably possible aggregate loss estimate and judicial, regulatory and legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2015 through December 31, 2020 is set forth in “Supplemental Financial Information — Common Stock Performance” in Part II, Item 8 of this
Form 10-K.
As of February 5, 2021, there were 6,491 holders of record of our common stock.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the fourth quarter of 2020.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October	–	–	–	49,693,762
November	–	–	–	49,693,762
December	–	–	–	49,693,762
Total	–		–
We suspended stock repurchases during the first quarter of 2020 and, consistent with the FRB’s requirement for all large BHCs, extended the suspension of stock repurchases through the fourth quarter of 2020.
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
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this
Form 10-K.

52	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction

The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries, is a leading global financial institution that delivers a broad range of financial services across investment banking, securities, investment management and consumer banking to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, we are headquartered in New York and maintain offices in all major financial centers around the world. We report our activities in four business segments: Investment Banking, Global Markets, Asset Management, and Consumer & Wealth Management. See “Results of Operations” for further information about our business segments.
When we use the terms “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this
Form 10-K”
are to our Annual Report on
Form 10-K
for the year ended December 31, 2020. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this
Form 10-K.
All references to 2020, 2019 and 2018 refer to our years ended, or the dates, as the context requires, December 31, 2020, December 31, 2019 and December 31, 2018, respectively. Any reference to a future year refers to a year ending on December 31 of that year.
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
Form 10-K.
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved,
(ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2021 parent vanilla debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses (including those related to our co-branded
credit card relationship with General Motors), (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our installment loan and credit card businesses, (xvi) the objectives and effectiveness of our business continuity plan (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, (xx) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xxi) our NSFR, (xxii) our expected tax rate, (xxiii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxiv) our expected SCB and
G-SIB
surcharge, (xxv) legal proceedings, governmental investigations or other contingencies, (xxvi) the 1MDB settlements, including the asset recovery guarantee and our remediation activities, (xxvii) the effectiveness of our strategy with respect to Brexit, (xxviii) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxix) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxx) the effectiveness of our management of our human capital, including our diversity goals and (xxxi) our plans for our people to return to our offices.

Goldman Sachs 2020 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Executive Overview

We generated net earnings of $9.46 billion for 2020, an increase of 12% compared with $8.47 billion for 2019. Diluted earnings per common share (EPS) was $24.74 for 2020, an increase of 18% compared with $21.03 for 2019. Return on average common shareholders’ equity (ROE) was 11.1% for 2020, compared with 10.0% for 2019. Book value per common share was $236.15 as of December 2020, 8.1% higher compared with December 2019.
During 2020, we recorded net provisions for litigation and regulatory proceedings of $3.42 billion, which reduced diluted EPS by $9.51 and reduced ROE by 3.9 percentage points. During 2019, we recorded net provisions for litigation and regulatory proceedings of $1.24 billion, which reduced diluted EPS by $3.16 and reduced ROE by 1.5 percentage points.
Net revenues were $44.56 billion for 2020, 22% higher than 2019. Net revenues were significantly higher in both Fixed Income, Currency and Commodities (FICC) and Equities within Global Markets, driven by strong client activity, and in Investment Banking, reflecting significantly higher net revenues in both Equity and Debt underwriting. Net revenues in Consumer & Wealth Management were higher, reflecting growth in Wealth management and Consumer banking. These increases were partially offset by lower net revenues in Asset Management, due to significantly lower net revenues in Equity investments and Lending and debt investments, which reflected the impact of a challenging environment earlier this year.
Provision for credit losses was $3.10 billion for 2020, compared with $1.07 billion for 2019. This increase was primarily due to significantly higher provisions related to wholesale loans as a result of individual impairments and ratings downgrades during the year, as well as deterioration and uncertainty in the broader economic environment (incorporating the accounting for credit losses under the Current Expected Credit Losses (CECL) standard) reflecting the impact of the global outbreak of the coronavirus
(COVID-19)
pandemic. The increase also included higher provisions related to credit card loans, due to growth in the portfolio. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13,
“Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.”
Operating expenses were $28.98 billion for 2020, 16% higher than 2019, primarily reflecting significantly higher net provisions for litigation and regulatory proceedings, higher compensation and benefits expenses (reflecting improved financial performance) and higher transaction based expenses (reflecting an increase in activity levels). Our efficiency ratio (total operating expenses divided by total net revenues) for 2020 was 65.0%, compared with 68.1% for 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for 2020 by 7.6 percentage points and for 2019 by 3.4 percentage points.
During 2020, we returned $3.72 billion of capital to common shareholders, including $1.93 billion of common share repurchases, all during the first quarter, and $1.80 billion in common stock dividends. As of December 2020, our Common Equity Tier 1 (CET1) capital ratio was 14.7% under the Standardized Capital Rules and 13.4% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
In the beginning of 2020, we announced strategic initiatives related to expense efficiencies and funding optimization with an emphasis on improving profitability and shareholder returns. We estimated that by year-end
2022 we will generate (i) $1.3 billion of annual
run-rate
expense efficiencies, which will create capacity to fund growth, and (ii) $1.0 billion of annual run-rate
interest expense savings through funding optimization from the growth of deposits and the reduction of wholesale unsecured funding. During 2020, we achieved approximately half of the expense efficiencies target of $1.3 billion, which enabled us to partially offset the cost of investment in our business and our people in 2020. While we did not achieve interest expense savings during 2020, we remain focused on achieving the $1.0 billion interest expense savings by year-end
2022, based on the current pricing of our consumer deposits, as well as higher deposit balances.

54	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Business Environment
In the beginning of 2020, the spread of
COVID-19
across the globe and the accompanying temporary closures of
non-essential
businesses and
stay-at-home
requirements caused a sharp contraction in global economic activity, widespread unemployment, high levels of volatility across most financial assets and global markets, an unprecedented decline in global equity prices, and a significant widening of credit spreads. Global central banks responded quickly with accommodative monetary policy by reducing policy interest rates and increasing large scale asset purchases, and the establishment of a number of facilities to support the functioning of markets and to provide liquidity to markets. In addition, governments globally intervened with fiscal policy to mitigate the impact, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the U.S., which provided economic relief to businesses and individuals. These monetary and fiscal interventions, combined with the reopening of businesses and relaxation of earlier lockdowns, contributed to a sharp rebound in global economic activity during the second half of 2020. As a result, investors became more optimistic towards the prospect of a quicker economic recovery and a return to pre-pandemic
levels, effecting sharp increases in equity prices and tighter credit spreads. Late in the year, medical professionals developed effective
COVID-19
vaccines and governments began to distribute them globally, which is expected to reduce virus spread and further aid economic recovery. Additionally, the U.S. concluded a presidential election, and a second pandemic-aid
bill was passed that included additional unemployment benefits and direct payments to individuals.
Despite broad improvements in the overall economy since the pandemic began, there continues to be uncertainty related to the prospects for economic growth, virus resurgence, vaccine distribution, further fiscal stimulus and geopolitical risks. See “Results of Operations — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.3% as of both December 2020 and December 2019, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•
Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs 2020 Form 10-K	55

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
Allowance for Credit Losses
We estimate and record an allowance for credit losses related to our loans held for investment that are accounted for at amortized cost. We adopted ASU
No. 2016-13
in January 2020, which replaced the probable incurred credit loss model for recognizing credit losses with the CECL model. As a result, our allowance for credit losses effective January 2020, reflects our estimate of credit losses over the remaining expected life of such loans and also takes into account forecasts of future economic conditions. See Note 3 to the consolidated financial statements for further information about adoption of ASU
No. 2016-13.
To determine the allowance for credit losses, we classify our loans accounted for at amortized cost into wholesale and consumer portfolios. These portfolios represent the level at which we have developed and documented our methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and asset-specific basis for loans that do not share similar risk characteristics. The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The determination of allowance for credit losses entails significant judgment on various risk factors. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include loan-to-value
ratio, debt service ratio and home price index. Risk factors for installment and credit card loans include Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.

56	Goldman Sachs 2020 Form 10-K

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
We also record an allowance for credit losses on lending commitments which are held for investment that are accounted for at amortized cost. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and whether such commitments are cancellable by us. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.
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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs 2020 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of this
Form 10-K
for further information about the impact of economic and market conditions on our results of operations. For a discussion of our 2019 financial results compared with 2018, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
Form 10-K
for the year ended December 31, 2019.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December

$ in millions, except per share amounts	2020	2019	2018
Net revenues	$44,560	$36,546	$36,616
Pre-tax earnings	$12,479	$10,583	$12,481
Net earnings	$ 9,459	$ 8,466	$10,459
Net earnings to common	$ 8,915	$ 7,897	$ 9,860
Diluted EPS	$ 24.74	$ 21.03	$ 25.27
ROE	11.1%	10.0%	13.3%
ROTE	11.8%	10.6%	14.1%
Net earnings to average total assets	0.8%	0.9%	1.1%
Return on average shareholders’ equity	10.3%	9.4%	12.3%
Average equity to average assets	8.2%	9.3%	8.8%
Dividend payout ratio	20.2%	19.7%	12.5%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.

•
ROE is calculated by dividing net earnings to common by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Return on average tangible common shareholders’ equity (ROTE) is calculated by dividing net earnings to common by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP
measures and may not be comparable to similar
non-GAAP
measures used by other companies. Return on average shareholders’ equity is calculated by dividing net earnings by average monthly shareholders’ equity.

The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Year Ended December

$ in millions	2020	2019	2018
Total shareholders’ equity	$ 91,779	$ 90,297	$ 85,238
Preferred stock	(11,203)	(11,203)	(11,253)
Common shareholders’ equity	80,576	79,094	73,985
Goodwill	(4,238)	(3,965)	(3,739)
Identifiable intangible assets	(617)	(499)	(351)
Tangible common shareholders’ equity	$ 75,721	$ 74,630	$ 69,895
Net Revenues
The table below presents our net revenues by line item.

	Year Ended December

$ in millions	2020	2019	2018
Investment banking	$ 9,141	$ 6,798	$ 7,430
Investment management	6,923	6,189	6,590
Commissions and fees	3,548	2,988	3,199
Market making	15,546	10,157	9,724
Other principal transactions	4,651	6,052	5,906
Total non-interest revenues	39,809	32,184	32,849
Interest income	13,689	21,738	19,679
Interest expense	8,938	17,376	15,912
Net interest income	4,751	4,362	3,767
Total net revenues	$44,560	$36,546	$36,616
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

58	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During 2020, the
COVID-19
pandemic broadly impacted the operating environment, contributing to lower global equity prices and wider credit spreads earlier in the year. The ensuing financial market volatility and negative impact to global economic activity were counteracted, in part, by monetary and fiscal support from central banks and governments globally, which contributed to a sharp rebound in global equity prices and tighter credit spreads. Market-making activities benefitted from higher levels of volatility, higher client activity, and wider bid-ask
spreads. Investment banking activities benefitted from high levels of industry-wide underwriting volumes, while industry-wide completed mergers and acquisitions volumes decreased, reflecting the impact of the
COVID-19
pandemic on announcements in the first half of 2020.
If the ongoing efforts to mitigate the impact of the
COVID-19
pandemic turn out to be ineffective, it may lead to a decline in market-making activity levels, a continued decline in industry-wide completed mergers and acquisitions volumes, or a decline in industry-wide underwriting volumes, and declines in global equity markets or widening of credit spreads, and net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
2020 versus 2019.
Net revenues in the consolidated statements of earnings were $44.56 billion for 2020, 22% higher than 2019, reflecting significantly higher market making and investment banking revenues, and higher investment management revenues, commissions and fees and net interest income, partially offset by significantly lower other principal transactions revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $9.14 billion for 2020, 34% higher than 2019, due to significantly higher revenues in both equity and debt underwriting, reflecting an increase in industry-wide volumes. These increases were partially offset by slightly lower revenues in financial advisory, reflecting a decrease in industry-wide completed merger and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $6.92 billion for 2020, 12% higher than 2019, primarily due to higher management and other fees, reflecting the impact of higher average assets under supervision (AUS) and the impact of the full-year consolidation of GS Personal Financial Management, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies. In addition, incentive fees were significantly higher, primarily driven by performance.
Commissions and fees in the consolidated statements of earnings were $3.55 billion for 2020, 19% higher than 2019, reflecting an increase in our listed cash equity volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $15.55 billion for 2020, 53% higher than 2019, primarily due to significantly higher revenues in equity products (both derivatives and cash products), credit products, interest rate products, commodities and currencies.
Other principal transactions revenues in the consolidated statements of earnings were $4.65 billion for 2020, 23% lower than 2019, reflecting significantly lower net gains from investments in private equities and net losses from debt investments, partially offset by significantly higher net gains from investments in public equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $4.75 billion for 2020, 9% higher than 2019, reflecting a decrease in interest expense primarily related to other interest-bearing liabilities, collateralized financings, long-term borrowings and deposits, each reflecting the impact of lower interest rates, partially offset by the impact of higher average balances for deposits. The decrease in interest expense was largely offset by a decrease in interest income primarily related to collateralized agreements, other interest-earning assets and deposits with banks, each reflecting the impact of lower interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Year Ended December

$ in millions	2020	2019	2018
Provision for credit losses	$3,098	$1,065	$674

Goldman Sachs 2020 Form 10-K	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

2020 versus 2019.
Provision for credit losses in the consolidated statements of earnings was $3.10 billion for 2020, compared with $1.07 billion for 2019. This increase was primarily due to significantly higher provisions related to wholesale loans as a result of individual impairments (approximately $1.15 billion primarily related to borrowers in the diversified industrials, technology, media & telecommunications and natural resources industries) and ratings downgrades during the year, as well as deterioration and uncertainty in the broader economic environment (incorporating the accounting for credit losses under the CECL standard) reflecting the impact of the
COVID-19
pandemic. The increase also included higher provisions related to credit card loans, due to growth in the portfolio. See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating Expenses
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
The table below presents our operating expenses by line item and headcount.

	Year Ended December

$ in millions	2020	2019	2018
Compensation and benefits	$13,309	$12,353	$12,328
Transaction based	4,141	3,513	3,492
Market development	401	739	740
Communications and technology	1,347	1,167	1,023
Depreciation and amortization	1,902	1,704	1,328
Occupancy	960	1,029	809
Professional fees	1,306	1,316	1,214
Other expenses	5,617	3,077	2,527
Total operating expenses	$28,983	$24,898	$23,461
Headcount at period-end	40,500	38,300	36,600
In the table above, brokerage, clearing, exchange and distribution fees has been renamed transaction based and additionally includes expenses resulting from completed transactions, which are directly related to client revenues. Such expenses were previously reported in other expenses and were $314 million for 2020 ($55 million for the first quarter of 2020, $69 million for the second quarter of 2020, $100 million for the third quarter of 2020 and $90 million for the fourth quarter of 2020), $261 million for 2019 and $292 million for 2018. Previously reported amounts have been conformed to the current presentation.
2020 versus 2019.
Operating expenses in the consolidated statements of earnings were $28.98 billion for 2020, 16% higher than 2019. Our efficiency ratio (total operating expenses divided by total net revenues) for 2020 was 65.0%, compared with 68.1% for 2019. Net provisions for litigation and regulatory proceedings increased our efficiency ratio for 2020 by 7.6 percentage points and for 2019 by 3.4 percentage points.
The increase in operating expenses compared with 2019 primarily reflected significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting improved financial performance). In addition, transaction based expenses were higher (reflecting an increase in activity levels), technology expenses were higher and expenses related to consolidated investments, including impairments, were also higher (increase was primarily in depreciation and amortization and occupancy expenses). The increase also reflected higher charitable contributions (included in other expenses), which included approximately $300 million to Goldman Sachs Gives and approximately $125 million to The Goldman Sachs Foundation during 2020. These increases were partially offset by significantly lower travel and entertainment expenses (included in market development expenses) and lower occupancy-related expenses.
Net provisions for litigation and regulatory proceedings for 2020 were $3.42 billion compared with $1.24 billion for 2019.
Headcount increased 6% compared with December 2019, reflecting investments in new business initiatives and an increase in technology professionals.
Provision for Taxes
The effective income tax rate for 2020 was 24.2%, up from the full year income tax rate of 20.0% for 2019, primarily due to an increase in provisions for non-deductible
litigation.
The CARES Act was enacted in March 2020. The CARES Act includes retroactive and prospective provisions enacted to provide income tax relief and liquidity to businesses affected by the
COVID-19
pandemic. The legislation includes corporate income tax provisions that temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations and allow accelerated depreciation deductions on certain asset improvements. The CARES Act did not have a material impact on our effective income tax rate for 2020.

60	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In July 2020, the U.S. Internal Revenue Service and the U.S. Department of the Treasury released final regulations that include an election to exempt income that is subject to a high rate of tax from Global Intangible Low Taxed Income (GILTI) and proposed regulations that would conform the high-tax
elections for purposes of GILTI and Subpart F. These final and proposed regulations did not have a material impact on our effective tax rate for 2020. In September 2020, Base Erosion and Anti-Abuse Tax regulations were released finalizing proposed regulations and supplementing final regulations that were released in 2019. These final regulations did not have a material impact on our effective tax rate for 2020.
Additionally, in July 2020, the U.K. Finance Act 2020 (Finance Act) was enacted. The Finance Act includes a repeal of a two percentage point decrease in the U.K. corporate income tax rate that was scheduled to become effective in April 2020. The impact of this legislation did not have a material impact on our effective income tax rate for 2020.
We expect our 2021 income tax rate to be approximately 21%, excluding the impact of income tax benefits on employee share-based awards and any potential changes in current income tax rates.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of December

$ in millions	2020	2019
Investment Banking	$ 116,242	$ 92,009
Global Markets	844,606	725,060
Asset Management	95,751	92,102
Consumer & Wealth Management	106,429	83,797
Total	$1,163,028	$992,968
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
Segment Operating Results.
The table below presents our segment operating results.

	Year Ended December

$ in millions	2020	2019	2018
Investment Banking
Net revenues	$ 9,423	$ 7,599	$ 8,178
Provision for credit losses	1,624	333	124
Operating expenses	6,134	4,685	4,473
Pre-tax earnings	$ 1,665	$ 2,581	$ 3,581
Net earnings to common	$ 1,193	$ 1,996	$ 2,924
Average common equity	$11,313	$11,167	$ 8,737
Return on average common equity	10.5%	17.9%	33.5%
Global Markets
Net revenues	$21,157	$14,779	$14,438
Provision for credit losses	274	35	52
Operating expenses	12,806	10,851	10,585
Pre-tax earnings	$ 8,077	$ 3,893	$ 3,801
Net earnings to common	$ 5,766	$ 2,729	$ 2,796
Average common equity	$40,760	$40,060	$41,237
Return on average common equity	14.1%	6.8%	6.8%
Asset Management
Net revenues	$ 7,984	$ 8,965	$ 8,835
Provision for credit losses	442	274	160
Operating expenses	5,142	4,817	4,179
Pre-tax earnings	$ 2,400	$ 3,874	$ 4,496
Net earnings to common	$ 1,740	$ 3,013	$ 3,668
Average common equity	$20,491	$21,575	$19,061
Return on average common equity	8.5%	14.0%	19.2%
Consumer & Wealth Management
Net revenues	$ 5,996	$ 5,203	$ 5,165
Provision for credit losses	758	423	338
Operating expenses	4,901	4,545	4,224
Pre-tax earnings	$ 337	$ 235	$ 603
Net earnings to common	$ 216	$ 159	$ 472
Average common equity	$ 8,012	$ 6,292	$ 4,950
Return on average common equity	2.7%	2.5%	9.5%
Total net revenues	$44,560	$36,546	$36,616
Total provision for credit losses	3,098	1,065	674
Total operating expenses	28,983	24,898	23,461
Total pre-tax earnings	$12,479	$10,583	$12,481
Net earnings to common	$ 8,915	$ 7,897	$ 9,860
Average common equity	$80,576	$79,094	$73,985
Return on average common equity	11.1%	10.0%	13.3%
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

Goldman Sachs 2020 Form 10-K	61

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

•
Corporate lending.
Includes lending to corporate clients, including through relationship lending, middle-market lending and acquisition financing. We also provide transaction banking services to certain of our corporate clients.

The table below presents our Investment Banking assets.

	As of December

$ in millions	2020	2019
Cash and cash equivalents	$ 34,730	$25,301
Collateralized agreements	20,242	13,376
Customer and other receivables	2,465	3,576
Trading assets	29,493	20,737
Investments	1,078	854
Loans	26,544	26,565
Other assets	1,690	1,600
Total	$116,242	$92,009
The table below presents our Investment Banking operating results.

	Year Ended December

$ in millions	2020	2019	2018
Financial advisory	$ 3,065	$ 3,197	$3,444
Equity underwriting	3,406	1,482	1,628
Debt underwriting	2,670	2,119	2,358
Underwriting	6,076	3,601	3,986
Corporate lending	282	801	748
Net revenues	9,423	7,599	8,178
Provision for credit losses	1,624	333	124
Operating expenses	6,134	4,685	4,473
Pre-tax earnings	1,665	2,581	3,581
Provision for taxes	403	516	580
Net earnings	1,262	2,065	3,001
Preferred stock dividends	69	69	77
Net earnings to common	$ 1,193	$ 1,996	$2,924
Average common equity	$11,313	$11,167	$8,737
Return on average common equity	10.5%	17.9%	33.5%
The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December

$ in billions	2020	2019	2018
Announced mergers and acquisitions	$ 983	$ 1,354	$1,272
Completed mergers and acquisitions	$ 1,018	$ 1,270	$1,168
Equity and equity-related offerings	$ 115	$ 67	$ 67
Debt offerings	$ 352	$ 246	$ 256
In the table above:

•	Volumes are per Dealogic.

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

Operating Environment.
During the year, the
COVID-19
pandemic broadly impacted the economic environment and had a mixed impact on investment banking activity. In mergers and acquisitions, industry-wide announced transactions were negatively impacted by the pandemic, primarily in the middle of the year, contributing to a year-over-year decline in industry-wide completed transactions. In underwriting, equity valuations and a desire by clients to raise cash to strengthen their balance sheets, combined with the lower rate environment, contributed to high levels of activity across equity underwriting, including initial public offerings, and higher volumes in debt underwriting. Corporate clients increased borrowing under revolving lines of credit to address liquidity needs in the beginning of the pandemic, but have since paid down borrowed funds following the stabilization of credit markets.
In the future, if industry-wide announced and completed mergers and acquisitions volumes continue to decline, or if industry-wide equity and debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio continue to tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
2020 versus 2019.
Net revenues in Investment Banking were $9.42 billion for 2020, 24% higher than 2019, reflecting significantly higher net revenues in Underwriting. This increase was partially offset by significantly lower net revenues in Corporate lending and slightly lower net revenues in Financial advisory.

62	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity and Debt underwriting, reflecting an increase in industry-wide volumes. The decrease in Corporate lending net revenues primarily reflected net mark-downs on corporate loans in 2020 compared to net gains in 2019. The decrease in Financial advisory net revenues reflected a decrease in industry-wide completed mergers and acquisitions transactions, primarily in the middle of the year.
Provision for credit losses was $1.62 billion for 2020, compared with $333 million for 2019, reflecting higher impairments related to relationship lending and middle-market lending and reserve increases as a result of the impact of the
COVID-19
pandemic on the broader economic environment (incorporating the accounting for credit losses under the CECL standard). See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $6.13 billion for 2020, 31% higher than 2019, primarily due to significantly higher net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $1.67 billion for 2020, 35% lower than 2019. Net provisions for litigation and regulatory proceedings reduced ROE by 11.5 percentage points for 2020.
As of December 2020, our investment banking transaction backlog increased significantly compared with December 2019, due to significantly higher estimated net revenues from potential equity underwriting transactions, primarily from initial public offerings, and higher estimated net revenues from potential advisory transactions. Estimated net revenues from potential debt underwriting transactions were essentially unchanged.
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
Global Markets
Our Global Markets segment consists of:
FICC.
FICC generates revenues from intermediation and financing activities.

•	FICC intermediation. Includes client execution activities related to making markets in both cash and derivative instruments, as detailed below.
Interest Rate Products.
Government bonds (including inflation-linked securities) across maturities, other government-backed securities, and interest rate swaps, options and other derivatives.
Credit Products.
Investment-grade and high-yield corporate securities, credit derivatives, exchange-traded funds (ETFs), bank and bridge loans, municipal securities, emerging market and distressed debt, and trade claims.
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

•
FICC financing.
Includes providing financing to our clients through securities purchased under agreements to resell (resale agreements), as well as through structured credit, warehouse lending (including residential and commercial mortgage lending) and asset-backed lending, which are typically longer term in nature.

Goldman Sachs 2020 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equities.
Equities generates revenues from intermediation and financing activities.

•
Equities intermediation.
We make markets in equity securities and equity-related products, including ETFs, convertible securities, options, futures and over-the-counter
(OTC) derivative instruments. We also structure and make markets in derivatives on indices, industry sectors, financial measures and individual company stocks. Our exchange-based market-making activities include making markets in stocks and ETFs, futures and options on major exchanges worldwide. In addition, we generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions. For further information about market-making activities, see “Market-Making Activities” below.

•
Equities financing.
Includes prime brokerage and other equities financing activities, including securities lending, margin lending and swaps. We earn fees by providing clearing, settlement and custody services globally. We provide services that principally involve borrowing and lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. In addition, we are an active participant in broker-to-broker
securities lending and third-party agency lending activities. We provide financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other acceptable collateral. In addition, we execute swap transactions to provide our clients with exposure to securities and indices.

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
The table below presents our Global Markets assets.

	As of December

$ in millions	2020	2019
Cash and cash equivalents	$ 86,663	$ 82,819
Collateralized agreements	212,711	196,278
Customer and other receivables	110,473	63,277
Trading assets	339,349	316,242
Investments	52,929	25,937
Loans	33,214	31,111
Other assets	9,267	9,396
Total	$844,606	$725,060
The table below presents our Global Markets operating results.

	Year Ended December

$ in millions	2020	2019	2018
FICC intermediation	$ 9,991	$ 6,009	$ 5,737
FICC financing	1,593	1,379	1,248
FICC	11,584	7,388	6,985
Equities intermediation	6,989	4,374	4,681
Equities financing	2,584	3,017	2,772
Equities	9,573	7,391	7,453
Net revenues	21,157	14,779	14,438
Provision for credit losses	274	35	52
Operating expenses	12,806	10,851	10,585
Pre-tax earnings	8,077	3,893	3,801
Provision for taxes	1,955	779	616
Net earnings	6,122	3,114	3,185
Preferred stock dividends	356	385	389
Net earnings to common	$ 5,766	$ 2,729	$ 2,796
Average common equity	$40,760	$ 40,060	$ 41,237
Return on average common equity	14.1%	6.8%	6.8%

64	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Year Ended December 2020
Market making	$ 8,972	$6,574	$15,546
Commissions and fees	–	3,347	3,347
Other principal transactions	53	(18)	35
Net interest income	2,559	(330)	2,229
Total	$11,584	$9,573	$21,157
Year Ended December 2019
Market making	$ 5,813	$4,344	$10,157
Commissions and fees	–	2,900	2,900
Other principal transactions	1	51	52
Net interest income	1,574	96	1,670
Total	$ 7,388	$7,391	$14,779
Year Ended December 2018
Market making	$ 5,531	$4,193	$ 9,724
Commissions and fees	–	3,055	3,055
Other principal transactions	19	33	52
Net interest income	1,435	172	1,607
Total	$ 6,985	$7,453	$14,438
In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During 2020, Global Markets operated in an environment characterized by strong client activity, higher volatility, and wider bid-ask
spreads compared with 2019, as clients reacted to economic uncertainty amid the
COVID-19
pandemic by repositioning investment portfolios and hedging risks across asset classes. During the initial stages of the pandemic, equity prices decreased sharply and credit spreads widened as global economic activity declined. In response, central banks and governments globally intervened with monetary easing and fiscal stimulus. This support, in conjunction with improved sentiment regarding the pace of the economic recovery, contributed to a sharp rebound in global equity prices and tighter credit spreads. At the end of 2020, the S&P 500 Index was 16% higher and the MSCI World Index was 14% higher than the end of 2019. U.S. investment-grade credit spreads were approximately 5 basis points tighter compared with the end of 2019. Additionally, market volatility was elevated as the average daily VIX was 29 for 2020, compared with an average of 15 for 2019. If macroeconomic conditions lead to a decline in activity levels, bid-ask
spreads or volatility, net revenues in Global Markets would likely be negatively impacted.
2020 versus 2019.
Net revenues in Global Markets were $21.16 billion for 2020, 43% higher than 2019.
Net revenues in FICC were $11.58 billion, 57% higher than 2019, primarily due to significantly higher net revenues in FICC intermediation, reflecting significantly higher net revenues across all major businesses. In addition, net revenues in FICC financing were higher, driven by resale agreements.
The increase in FICC intermediation net revenues reflected significantly higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with 2019 results:

•	Net revenues in credit products, interest rate products, currencies and mortgages reflected higher client activity.

•	Net revenues in commodities reflected the impact of improved market-making conditions on our inventory and higher client activity.
Net revenues in Equities were $9.57 billion, 30% higher than 2019, due to significantly higher net revenues in Equities intermediation, reflecting significantly higher net revenues in both derivatives and cash products. This increase was partially offset by lower net revenues in Equities financing, primarily reflecting higher net funding costs, including the impact of lower yields on our global core liquid assets.
Provision for credit losses was $274 million for 2020, compared with $35 million for 2019, reflecting loan growth and reserve increases as a result of the impact of the
COVID-19
pandemic on the broader economic environment (incorporating the accounting for credit losses under the CECL standard). See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $12.81 billion for 2020, 18% higher than 2019, primarily reflecting significantly higher net provisions for litigation and regulatory proceedings, higher compensation and benefits expenses (reflecting improved financial performance) and higher transaction based expenses.
Pre-tax
earnings were $8.08 billion for 2020, compared with $3.89 billion for 2019. Net provisions for litigation and regulatory proceedings reduced ROE by 4.0 percentage points for 2020.

Goldman Sachs 2020 Form 10-K	65

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

The table below presents our Asset Management assets.

	As of December

$ in millions	2020	2019
Cash and cash equivalents	$ 8,635	$ 6,756
Collateralized agreements	4,749	3,433
Customer and other receivables	1,261	1,579
Trading assets	6,819	5,266
Investments	34,386	37,096
Loans	16,558	17,101
Other assets	23,343	20,871
Total	$95,751	$92,102
The table below presents our Asset Management operating results.

	Year Ended December

$ in millions	2020	2019	2018
Management and other fees	$ 2,785	$ 2,600	$ 2,612
Incentive fees	287	130	384
Equity investments	4,095	4,765	4,207
Lending and debt investments	817	1,470	1,632
Net revenues	7,984	8,965	8,835
Provision for credit losses	442	274	160
Operating expenses	5,142	4,817	4,179
Pre-tax earnings	2,400	3,874	4,496
Provision for taxes	581	775	729
Net earnings	1,819	3,099	3,767
Preferred stock dividends	79	86	99
Net earnings to common	$ 1,740	$ 3,013	$ 3,668
Average common equity	$20,491	$21,575	$19,061
Return on average common equity	8.5%	14.0%	19.2%
The table below presents our Equity investments net revenues by equity type and asset class.

	Year Ended December

$ in millions	2020	2019	2018
Equity Type
Private equity	$ 2,417	$ 4,288	$ 4,390
Public equity	1,678	477	(183)
Total	$ 4,095	$ 4,765	$ 4,207
Asset Class
Real estate	$ 1,621	$ 2,384	$ 1,816
Corporate	2,474	2,381	2,391
Total	$ 4,095	$ 4,765	$ 4,207
Operating Environment.
Early in 2020, macroeconomic concerns from the
COVID-19
pandemic led to lower global equity prices and wider credit spreads. These trends reversed during the remainder of the year as widespread intervention by central banks and governments globally, combined with improving economic conditions, contributed to a sharp rebound in global equity prices and tighter credit spreads, which provided a more favorable backdrop for asset management activities and investments. If the ongoing efforts to mitigate the impact of the
COVID-19
pandemic turn out to be ineffective, it may lead to a decline in asset prices, widening of credit spreads, and investors continuing to transition to asset classes that typically generate lower fees or investors withdrawing their assets, and net revenues in Asset Management would likely be negatively impacted.

66	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

2020 versus 2019.
Net revenues in Asset Management were $7.98 billion for 2020, 11% lower than 2019, reflecting significantly lower net revenues in Equity investments and Lending and debt investments. Incentive fees were significantly higher, and Management and other fees (from our institutional and third-party distribution asset management clients) were higher.
The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities, partially offset by significantly higher net gains from investments in public equities. Net gains from investments in private equities for 2020 were primarily driven by company-specific events, such as sales and capital raises, partially offset by net mark-downs driven by corporate performance.
The decrease in Lending and debt investments primarily reflected net losses from debt investments in 2020 compared with net gains in 2019. Lending and debt investments net revenues included approximately $1.05 billion of net interest income for 2020.
The increase in Incentive fees was primarily driven by performance, and the increase in Management and other fees reflected the impact of higher average assets under supervision, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies.
Provision for credit losses was $442 million for 2020, 61% higher than 2019, reflecting higher impairments related to the private credit and real estate portfolios and reserve increases as a result of the impact of the
COVID-19
pandemic on the broader economic environment (incorporating the accounting for credit losses under the CECL standard). See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $5.14 billion for 2020, 7% higher than 2019, due to higher compensation and benefits expenses and higher expenses related to consolidated investments, including impairments.
Pre-tax
earnings were $2.40 billion for 2020, 38% lower than 2019.
During the year, we sold or announced the sale of over $4 billion of gross equity investments, with a related $2 billion expected reduction in required capital.
Consumer & Wealth Management
Consumer & Wealth Management helps clients achieve their individual financial goals by providing a broad range of wealth advisory and banking services, including financial planning, investment management, deposit taking, and lending. Services are offered through our global network of advisors and via our digital platforms.
Wealth Management.
Wealth management provides tailored wealth advisory services to clients across the wealth spectrum. We operate globally serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through corporations that sponsor financial wellness programs for their employees.
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
Wealth management generates revenues from the following:

•
Management and other fees.
Includes fees related to managing assets, providing investing and wealth advisory solutions, providing financial planning and counseling services via Ayco Personal Finance Management, and executing brokerage transactions for wealth management clients.

•
Incentive fees.
In certain circumstances, we also receive incentive fees from wealth management clients based on a percentage of a fund’s return, or when the return exceeds a specified benchmark or other performance targets. Such fees include overrides, which consist of the increased share of the income and gains derived primarily from our private equity and credit funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns.

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

Goldman Sachs 2020 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Consumer Banking.
Our Consumer banking business issues unsecured loans, through our digital platform,
Marcus by Goldman Sachs
(Marcus),
and credit cards, to finance the purchases of goods or services. We also accept deposits through Marcus, in Goldman Sachs Bank USA (GS Bank USA) and Goldman Sachs International Bank (GSIB). These deposits include savings and time deposits which provide us with a diversified source of funding.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income allocated to consumer deposits.
The table below presents our Consumer & Wealth Management assets.

	As of December

$ in millions	2020	2019
Cash and cash equivalents	$ 25,814	$18,670
Collateralized agreements	12,518	8,675
Customer and other receivables	7,132	6,173
Trading assets	17,969	13,087
Investments	52	50
Loans	39,799	34,127
Other assets	3,145	3,015
Total	$106,429	$83,797
The table below presents our Consumer & Wealth Management operating results.

	Year Ended December

$ in millions	2020	2019	2018
Management and other fees	$3,889	$ 3,475	$ 3,282
Incentive fees	114	81	446
Private banking and lending	780	783	826
Wealth management	4,783	4,339	4,554
Consumer banking	1,213	864	611
Net revenues	5,996	5,203	5,165
Provision for credit losses	758	423	338
Operating expenses	4,901	4,545	4,224
Pre-tax earnings	337	235	603
Provision for taxes	81	47	97
Net earnings	256	188	506
Preferred stock dividends	40	29	34
Net earnings to common	$ 216	$ 159	$ 472
Average common equity	$8,012	$ 6,292	$ 4,950
Return on average common equity	2.7%	2.5%	9.5%
Operating Environment.
During 2020, the
COVID-19
pandemic initially negatively impacted economic activity and financial markets. In response, central banks and governments globally intervened with widespread monetary and fiscal stimulus to support the economy and financial markets. As a result, global equity prices rebounded sharply and finished the year higher than at the end of 2019. In addition, unemployment and retail spending improved throughout the year after the initial effects of the pandemic. If the ongoing efforts to mitigate the impact of the
COVID-19
pandemic turn out to be ineffective, it may lead to a decline in asset prices, investors continuing to favor asset classes that typically generate lower fees, investors withdrawing their assets and consumers withdrawing their deposits or deterioration in consumer credit, and net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
2020 versus 2019.
Net revenues in Consumer & Wealth Management were $6.00 billion for 2020, 15% higher than 2019.
Net revenues in Wealth management were $4.78 billion, 10% higher than 2019, primarily reflecting higher Management and other fees, primarily reflecting the impact of higher average AUS, higher transaction volumes and the impact of the full-year consolidation of GS Personal Financial Management, partially offset by a lower average effective management fee due to shifts in the mix of client assets and strategies.
Net revenues in Consumer banking were $1.21 billion, 40% higher than 2019, reflecting higher credit card loan and deposit balances.
Provision for credit losses was $758 million for 2020, 79% higher than 2019, reflecting growth in credit card loans and the impact of the
COVID-19
pandemic on the broader economic environment (incorporating the accounting for credit losses under the CECL standard). See Note 3 to the consolidated financial statements for further information about ASU
No. 2016-13.
Operating expenses were $4.90 billion for 2020, 8% higher than 2019, primarily due to higher expenses related to the impact of the full-year consolidation of GS Personal Financial Management and our credit card activities.
Pre-tax
earnings were $337 million for 2020, 43% higher than 2019.
Total client assets (which includes AUS, brokerage assets and consumer deposits) exceeded $1 trillion at the end of 2020.

68	Goldman Sachs 2020 Form 10-K

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
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of December

$ in billions	2020	2019	2018
Segment
Asset Management	$1,530	$1,298	$1,087
Consumer & Wealth Management	615	561	455
Total AUS	$2,145	$1,859	$1,542
Asset Class
Alternative investments	$ 191	$ 185	$ 167
Equity	475	423	301
Fixed income	896	789	677
Total long-term AUS	1,562	1,397	1,145
Liquidity products	583	462	397
Total AUS	$2,145	$1,859	$1,542
Distribution Channel
Institutional	$ 761	$ 684	$ 575
Wealth management	615	561	455
Third-party distributed	769	614	512
Total AUS	$2,145	$1,859	$1,542
Region
Americas	$1,656	$1,408	$1,151
EMEA	318	279	239
Asia	171	172	152
Total AUS	$2,145	$1,859	$1,542
Vehicle
Separate accounts	$1,186	$1,069	$ 867
Public funds	707	603	506
Private funds and other	252	187	169
Total AUS	$2,145	$1,859	$1,542
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based
fees) we earned on our firmwide assets under supervision was 29 basis points for 2020 and 32 basis points for 2019. This decrease reflected shifts in the mix of client assets and strategies.
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $1.79 billion as of December 2020 and $1.63 billion as of December 2019. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents changes in our AUS.

	Year Ended December

$ in billions	2020	2019	2018
Asset Management
Beginning balance	$1,298	$1,087	$1,036
Net inflows/(outflows):
Alternative investments	(3)	2	6
Equity	(12)	34	6
Fixed income	53	35	14
Total long-term AUS net inflows/(outflows)	38	71	26
Liquidity products	107	52	51
Total AUS net inflows/(outflows)	145	123	77
Net market appreciation/(depreciation)	87	88	(26)
Ending balance	$1,530	$1,298	$1,087
Consumer & Wealth Management
Beginning balance	$ 561	$ 455	$ 458
Net inflows/(outflows):
Alternative investments	2	9	(5)
Equity	8	11	7
Fixed income	(6)	17	9
Total long-term AUS net inflows/(outflows)	4	37	11
Liquidity products	14	13	1
Total AUS net inflows/(outflows)	18	50	12
Net market appreciation/(depreciation)	36	56	(15)
Ending balance	$ 615	$ 561	$ 455
Firmwide
Beginning balance	$1,859	$1,542	$1,494
Net inflows/(outflows):
Alternative investments	(1)	11	1
Equity	(4)	45	13
Fixed income	47	52	23
Total long-term AUS net inflows/(outflows)	42	108	37
Liquidity products	121	65	52
Total AUS net inflows/(outflows)	163	173	89
Net market appreciation/(depreciation)	123	144	(41)
Ending balance	$2,145	$1,859	$1,542
In the table above, total AUS net inflows/(outflows) for 2019 included $71 billion of inflows (substantially all in equity and fixed income assets) in connection with the acquisitions of Standard & Poor’s Investment Advisory Services (SPIAS), GS Personal Financial Management and Rocaton Investment Advisors (Rocaton). SPIAS and Rocaton were included in the Asset Management segment and GS Personal Financial Management was included in the Consumer & Wealth Management segment.

Goldman Sachs 2020 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the Year Ended December

$ in billions	2020	2019	2018
Segment
Asset Management	$1,429	$1,182	$1,050
Consumer & Wealth Management	565	505	467
Total AUS	$1,994	$1,687	$1,517
Asset Class
Alternative investments	$ 183	$ 176	$ 171
Equity	409	364	329
Fixed income	829	746	665
Total long-term AUS	1,421	1,286	1,165
Liquidity products	573	401	352
Total AUS	$1,994	$1,687	$1,517
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
The table below presents information about our AUS for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of December 2020
Corporate equity	$ 80	$ 51	$131
Credit	19	72	91
Real estate	18	44	62
Hedge funds and multi-asset	74	1	75
Other	–	1	1
Total	$191	$169	$360
As of December 2019
Corporate equity	$ 81	$ 38	$119
Credit	14	51	65
Real estate	13	43	56
Hedge funds and multi-asset	77	1	78
Other	–	1	1
Total	$185	$134	$319
As of December 2018
Corporate equity	$ 72	$ 35	$107
Credit	11	47	58
Real estate	10	38	48
Hedge funds and multi-asset	74	1	75
Other	–	1	1
Total	$167	$122	$289
In the table above:

•	Substantially all corporate equity is private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $44 billion as of December 2020, $32 billion as of December 2019 and $27 billion as of December 2018.

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

In the beginning of 2020, we announced a strategic objective of growing our third-party alternatives business, and established targets of achieving net inflows of $100 billion and gross inflows of $150 billion for alternative assets over five years. During 2020, we raised approximately $40 billion in third-party commitments for alternative assets. As of December 2020, approximately $13 billion of these commitments were included in AUS, as they were generating fees. The remaining approximately $27 billion of such commitments were included in non-fee-earning
alternative assets in the table above, approximately $20 billion of which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of December 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	9	2	4	19	34
Other	–	–	–	1	1
Total	$17	$13	$20	$20	$70
As of December 2019
Corporate equity	$ –	$ –	$17	$ –	$17
Credit	8	12	–	–	20
Real estate	9	2	5	17	33
Other	–	–	–	1	1
Total	$17	$14	$22	$18	$71
As of December 2018
Corporate equity	$ –	$ –	$17	$ –	$17
Credit	6	8	–	–	14
Real estate	8	2	4	13	27
Other	–	–	–	1	1
Total	$14	$10	$21	$14	$59

70	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

$ in billions	As of December 2020
Loans	$17
Debt securities	13
Total	$30
Accounting Classification
Debt securities at fair value	44%
Loans at amortized cost	43%
Loans at fair value	13%
Total	100%
Region
Americas	45%
EMEA	33%
Asia	22%
Total	100%
Industry
Consumers	5%
Financial Institutions	7%
Healthcare	9%
Industrials	15%
Natural Resources & Utilities	4%
Real Estate	36%
Technology, Media & Telecommunications	14%
Other	10%
Total	100%
Equity.
The table below presents the concentration of equity securities within our alternative investments by vintage, region and industry.

$ in billions	As of December 2020
Equity securities	$20
Vintage
2013 or earlier	33%
2014 - 2016	34%
2017 - thereafter	33%
Total	100%
Region
Americas	51%
EMEA	18%
Asia	31%
Total	100%
Industry
Financial Institutions	25%
Healthcare	8%
Industrials	5%
Natural Resources & Utilities	7%
Real Estate	18%
Technology, Media & Telecommunications	31%
Other	6%
Total	100%
In the table above:

•
Equity securities included $17 billion of private equity positions and $3 billion of public equity positions that converted from private equity upon the initial public offering of the underlying company.

•	Real estate equity securities consisted of 3% of multifamily, 3% of office, 5% of mixed use and 7% of other real estate equity securities.
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $19 billion, which were funded with liabilities of approximately $10 billion as of December 2020. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage, region and asset class.

$ in billions	As of December 2020
CIE assets, net of financings	$9
Vintage
2013 or earlier	1%
2014 - 2016	17%
2017 - thereafter	82%
Total	100%
Region
Americas	63%
EMEA	22%
Asia	15%
Total	100%
Asset Class
Hospitality	4%
Industrials	10%
Multifamily	23%
Office	28%
Retail	6%
Senior Housing	13%
Student Housing	7%
Other	9%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax
earnings and net earnings by geographic region.

Goldman Sachs 2020 Form 10-K	71

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

72	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of December 2020, total assets in our consolidated balance sheets were $1.16 trillion, an increase of $170.06 billion from December 2019, primarily reflecting increases in customer and other receivables of $46.73 billion (primarily reflecting higher client activity), trading assets of $38.30 billion (primarily due to increases in derivative instruments reflecting the impact of changes in interest rates and equity prices and increases in
non-U.S.
government and agency obligations reflecting our and our clients’ activities), collateralized agreements of $28.46 billion (reflecting the impact of our and our clients’ activities), investments of $24.51 billion (primarily reflecting an increase in U.S. government obligations accounted for as available-for-sale),
and cash and cash equivalents of $22.30 billion (primarily reflecting the impact of our activity). As of December 2020, approximately 25% of our total assets were held in our bank subsidiaries.
As of December 2020, total liabilities in our consolidated balance sheets were $1.07 trillion, an increase of $164.39 billion from December 2019, primarily reflecting increases in deposits of $69.94 billion (reflecting increases in consumer, transaction banking and private bank deposits), trading liabilities of $44.89 billion (primarily due to increases in equities and government obligations reflecting higher client activity and increases in derivative instruments reflecting the impact of changes in interest rate and equity price movements), collateralized financings of $21.93 billion (reflecting the impact of our and our clients’ activities), and customer and other payables of $15.84 billion (primarily reflecting higher client activity).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $126.57 billion as of December 2020 and $117.76 billion as of December 2019, which were 24% higher as of December 2020 and 32% higher as of December 2019 than the average daily amount of repurchase agreements over the respective quarters, and 31% higher as of December 2020 and 40% higher as of December 2019 than the average daily amount of repurchase agreements over the respective years. As of December 2020, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter and year resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of December

$ in millions	2020	2019
Total assets	$1,163,028	$992,968
Unsecured long-term borrowings	$ 213,481	$207,076
Total shareholders’ equity	$ 95,932	$ 90,265
Leverage ratio	12.1x	11.0x
Debt-to-equity ratio	2.2x	2.3x
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

	As of December

$ in millions, except per share amounts	2020	2019
Total shareholders’ equity	$ 95,932	$ 90,265
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	84,729	79,062
Goodwill	(4,332)	(4,196)
Identifiable intangible assets	(630)	(641)
Tangible common shareholders’ equity	$ 79,767	$ 74,225
Book value per common share	$ 236.15	$ 218.52
Tangible book value per common share	$ 222.32	$ 205.15
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 358.8 million as of December 2020 and 361.8 million as of December 2019. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

Goldman Sachs 2020 Form 10-K	73

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
The table below presents information about our funding sources.

	As of December

$ in millions	2020		2019
Deposits	$259,962	33%	$190,019	28%
Collateralized financings	173,947	22%	152,018	22%
Unsecured short-term borrowings	52,870	6%	48,287	7%
Unsecured long-term borrowings	213,481	27%	207,076	30%
Total shareholders’ equity	95,932	12%	90,265	13%
Total	$796,192	100%	$687,665	100%
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
Deposits.
Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. We raise deposits, including savings, demand and time deposits, from private bank clients, consumers, transaction banking clients, other institutional clients, and through internal and third-party broker-dealers. Substantially all of our deposits are raised through GS Bank USA and GSIB. See Note 13 to the consolidated financial statements for further information about our deposits.
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of December 2020.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. We had no outstanding borrowings against the Federal Home Loan Bank as of December 2020 and $527 million as of December 2019. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
Unsecured Short-Term Borrowings.
A significant portion of our unsecured short-term borrowings was originally long-term debt that is scheduled to mature within one year of the reporting date. We use unsecured short-term borrowings, including U.S. and
non-U.S.
hybrid financial instruments and commercial paper, to finance liquid assets and for other cash management purposes. In accordance with regulatory requirements, Group Inc. does not issue debt with an original maturity of less than one year, other than to its subsidiaries. See Note 14 to the consolidated financial statements for further information about our unsecured short-term borrowings.

74	Goldman Sachs 2020 Form 10-K

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of December 2020
2022	$ 8,839	$6,762	$6,965	$6,403	$ 28,969
2023	$10,344	$6,860	$8,638	$7,451	33,293
2024	$ 6,200	$4,735	$6,094	$3,302	20,331
2025	$ 7,469	$8,890	$5,892	$4,925	27,176
2026 - thereafter					103,712
Total					$213,481
The weighted average maturity of our unsecured long-term borrowings as of December 2020 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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
Our stress tests incorporate our internally designed stress scenarios, including our internally developed severely adverse scenario, and those required by the FRB, and are designed to capture our specific vulnerabilities and risks. We provide further information about our stress test processes and a summary of the results on our website as described in “Business — Available Information” in Part I, Item 1 of this
Form 10-K.
As required by the FRB’s CCAR rules, we submit an annual capital plan for review by the FRB. The purpose of the FRB’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress.

Goldman Sachs 2020 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and severely adverse scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions. The FRB determines the stress capital buffer (SCB) applicable to us based on its own annual stress test. The SCB under the Standardized approach is calculated as (i) the difference between our starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario and (ii) our planned common stock dividends for each of the fourth through seventh quarters of the planning horizon, expressed as a percentage of risk-weighted assets (RWAs).
We submitted our 2020 CCAR capital plan in April 2020 and published a summary of our annual DFAST results in June 2020. See “Business — Available Information” in Part I, Item 1 of this
Form 10-K.
With respect to our 2020 CCAR submission, the FRB notified us that our SCB beginning on October 1, 2020 is 6.6%, bringing our Standardized CET1 capital ratio requirement to 13.6%. In light of the impact of the
COVID-19
pandemic on the economy, the FRB required all large bank holding companies (BHCs) to suspend stock repurchases through the fourth quarter of 2020 and not to increase common stock dividends or pay common stock dividends in excess of their average net income over the prior four quarters. The FRB also required large BHCs, including us, to resubmit their capital plans in November 2020 under the updated scenarios provided by the FRB, and released the results of the resubmissions in December 2020.
The FRB did not change our SCB as a result of our resubmission, but has extended the period to recalculate it to March 31, 2021. The FRB also modified the existing restrictions on capital actions by permitting stock repurchases and common stock dividends, that in aggregate, do not exceed the average net income over the prior four quarters and requiring large BHCs to not increase their common stock dividend in the first quarter of 2021. We plan to maintain both common and preferred dividends, and resumed common stock repurchases in the first quarter of 2021, while complying with these capital restrictions. In addition, we will continue deploying capital to our businesses where returns are accretive and otherwise return it to our shareholders as permitted by the FRB.
GS Bank USA has its own capital planning process, but was not required to submit its annual stress test results to the FRB in 2020. Based on growth in GS Bank USA’s average balance sheet, it will be required to submit its annual stress test results in 2022. Goldman Sachs International (GSI), GSIB and Goldman Sachs Bank Europe SE (GSBE) also have their own capital planning and stress testing process, which incorporates internally designed stress tests developed in accordance with the guidelines of their respective regulators.
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
Capital Attribution.
We assess each of our businesses’ capital usage based on our internal assessment of risks, which incorporates an attribution of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our most binding capital constraints. Our most binding capital constraint is based on the results of the FRB’s annual stress test, which includes the Standardized risk-based capital and leverage ratios. See “Segment Assets and Operating Results — Segment Operating Results” for information about our attributed equity by segment. Effective on January 1, 2021, we adjusted the attributed equity framework in line with the impact of the SCB Rule and our SCB of 6.6%, which became effective on October 1, 2020 under the Standardized approach.
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

76	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As of December 2020, the remaining share authorization under our existing repurchase program was 49.7 million shares. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this
Form 10-K
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
Resolution Capital Models.
In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P., Goldman Sachs Asset Management International (GSAMI) and GSBE) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.
In addition, we have established a triggers and alerts framework, which is designed to provide the Board of Directors of Group Inc. (Board) with information needed to make an informed decision on whether and when to commence bankruptcy proceedings for Group Inc.
Rating Agency Guidelines
The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of our senior unsecured debt obligations. GS&Co. and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA, GSIB and GSBE have also been assigned long- and short-term issuer ratings, as well as ratings on their long- and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.
The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Risk Management — Liquidity Risk Management — Credit Ratings” for further information about credit ratings of Group Inc., GS Bank USA, GSIB, GSBE, GS&Co. and GSI.
Consolidated Regulatory Capital
We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank
(G-SIB).
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, comprised of a 2.5% buffer (under the Advanced Capital Rules), a stress capital buffer (under the Standardized Capital Rules), and a countercyclical buffer and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2020, 2021 and 2022. We expect that our
G-SIB
surcharge will be 3.0% beginning in 2023. The
G-SIB
surcharge and countercyclical buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target Standardized CET1 capital ratio over the medium term is between 13.0% and 13.5% (including management buffers) based upon the execution of our previously announced strategic initiatives and achievement of capital efficiencies.
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

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

Goldman Sachs 2020 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	As of December

$ in millions	2020	2019
TLAC	$ 242,730	$ 236,850
External long-term debt	$ 139,200	$ 141,770
RWAs	$ 609,750	$ 563,575
Leverage exposure	$1,332,937	$1,375,467
TLAC to RWAs	39.8%	42.0%
TLAC to leverage exposure	18.2%	17.2%
External long-term debt to RWAs	22.8%	25.2%
External long-term debt to leverage exposure	10.4%	10.3%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Advanced RWAs as of December 2020 and Standardized RWAs as of December 2019. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•
Leverage exposure consists of average adjusted total assets and certain off-balance
sheet exposures. As of December 2020, leverage exposure excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. This temporary amendment is effective through March 31, 2021.

See “Business — Regulation” in Part I, Item 1 of this
Form 10-K
for further information about TLAC.
Subsidiary Capital Requirements
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.
Bank Subsidiaries.
GS Bank USA is our primary U.S. banking subsidiary and GSIB and GSBE are our primary
non-U.S.
banking subsidiaries. These entities are subject to regulatory capital requirements. See Note 20 to the consolidated financial statements for further information about the regulatory capital requirements of our bank subsidiaries.
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
of $22.38 billion as of December 2020 and $20.88 billion as of December 2019, which exceeded the amount required by $18.45 billion as of December 2020 and $18.15 billion as of December 2019. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both December 2020 and December 2019, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S.
Regulated Broker-Dealer Subsidiaries.
Our principal
non-U.S.
regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA).
GSI is subject to the capital framework for E.U.-regulated financial institutions prescribed in the E.U. Fourth Capital Requirements Directive and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III).
The table below presents GSI’s risk-based capital requirements.

	As of December

	2020	2019
Risk-based capital requirements
CET1 capital ratio	8.1%	8.8%
Tier 1 capital ratio	10.0%	10.8%
Total capital ratio	12.5%	13.4%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.

78	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about GSI’s risk-based capital ratios.

	As of December

$ in millions	2020	2019
Risk-based capital and risk-weighted assets
CET1 capital	$ 26,394	$ 24,142
Tier 1 capital	$ 34,694	$ 32,442
Tier 2 capital	$ 5,377	$ 5,374
Total capital	$ 40,071	$ 37,816
RWAs	$252,355	$206,669
Risk-based capital ratios
CET1 capital ratio	10.5%	11.7%
Tier 1 capital ratio	13.7%	15.7%
Total capital ratio	15.9%	18.3%
In the table above, CET1 capital, Tier 1 capital and Total capital as of December 2020 excluded GSI’s undistributed profits from October 2020 through December 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA.
In June 2019, the European Commission finalized an amendment to the CRR that establishes a 3% leverage ratio requirement for certain E.U. financial institutions. This leverage ratio compares the CRR’s definition of Tier 1 capital to a measure of leverage exposure, defined as the sum of certain assets plus certain off-balance
sheet exposures (which include a measure of derivatives, securities financing transactions, commitments and guarantees), less Tier 1 capital deductions. Following Brexit, GSI will become subject to a similar
PRA-required
leverage ratio that is expected to become effective in January 2022. GSI had a leverage ratio of 4.6% as of both December 2020 and December 2019. GSI’s leverage ratio as of December 2020 excluded GSI’s undistributed profits from October 2020 through December 2020, as such profits have not yet been approved to be included as regulatory capital by the PRA. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and will become fully effective beginning in January 2022. As of December 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both December 2020 and December 2019, these subsidiaries were in compliance with their local capital requirements.
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
Other Matters
Brexit.
The E.U. and the U.K. agreed to a withdrawal agreement (the Withdrawal Agreement), which became effective on January 31, 2020. The transition period under the Withdrawal Agreement ended on December 2020, after which E.U. law ceased to apply to the U.K. Effective December 31, 2020, and notwithstanding the Trade and Cooperation Agreement between the E.U. and U.K. reached at the end of 2020, firms established in the U.K., including our U.K. subsidiaries, have lost their
pan-E.U.
“passports” and are generally treated as any other entities in countries outside the E.U. whose access to the E.U. is governed by the E.U. and national law.
The U.K. has adopted E.U. financial services legislation that was in effect on December 31, 2020, which means that the U.K. financial services regime will remain substantially the same as under E.U. financial services legislation. However, in the future the U.K. may diverge from E.U. legislation and may decide not to adopt rules that correspond to E.U. legislation not already operative in the U.K.
We had prepared for a scenario where the U.K. financial services firms lost access to E.U. markets. Accordingly, we have managed to continue servicing our E.U. client base in the following manner:

•
Our German bank subsidiary, GSBE, acts as our main operating subsidiary in the E.U. and has assumed certain functions that can no longer be efficiently and effectively performed by our U.K. operating subsidiaries, including GSI, GSIB and GSAMI.

Goldman Sachs 2020 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
We have moved a number of relationships with clients of our Investment Banking, Global Markets and Wealth Management businesses from GSI and GSIB to GSBE, and clients of our Asset Management business from GSAMI to GSBE. A meaningful portion of our Global Markets and Investment Banking clients may choose to continue being serviced by, and to transact with, our U.K. entities under arrangements provided by individual member states. We expect to continue providing products and services in this manner to the extent that clients prefer such coverage and it is available. We have received applicable cross-border licenses and exemptions for GSI where these are available. We have also set up authorized branches of GSI in the E.U. which will be used for our Global Markets business with domestic clients in France, Spain and Sweden.

•
We have set up branches of GSBE in a number of jurisdictions in the E.U. to enable Investment Banking, Global Markets and Consumer & Wealth Management personnel to be situated in our offices in those countries.

•
We intend to use Goldman Sachs Paris Inc. et Cie as our primary broker-dealer entity for E.U. clients primarily to conduct certain activities that GSBE may be prevented from undertaking, such as activities related to physical commodities and related products.

•
The internal infrastructure
build-out
and external connectivity to financial market infrastructure required for our new E.U. entities is complete. GSBE is connected and operational with E.U. exchange, clearing and settlement platforms.

•
In order to service our Asset Management clients, we have received approval from the Irish Financial Regulator, the Central Bank of Ireland, for a Collective Investment Fund and Alternative Investment Fund Manager in Ireland, which has replaced the similar existing London-based Alternative Investment Fund Manager.

Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for IBORs. The administrator of LIBOR has proposed to extend the publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
Market-led
working groups in major jurisdictions, noted above, have already selected their preferred alternative risk-free reference rates. They have published and are expected to continue to publish consultations on issues, including methodologies for fallback provisions in contracts and financial instruments linked to IBORs and the development of term structures for alternative risk-free reference rates, which will be critical for financial markets to transition to the use of alternative risk-free reference rates in place of IBORs.
In October 2020, the International Swaps and Derivatives Association (ISDA) launched the IBOR Fallbacks Protocol, which became effective in January 2021 and provides derivatives market participants with new fallbacks for legacy and new derivatives contracts. Both counterparties will have to adhere to the Fallbacks Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. We have adhered to the Fallbacks Protocol for our eligible derivative contracts.
We are facilitating an orderly transition from IBORs to alternative risk-free reference rates for us and our clients. Our centralized LIBOR transition program continues to make progress with a focus on:

•	Evaluating and monitoring the impacts across our businesses, including transactions and products;

•
Ensuring that financial instruments and contracts impacted by the transition already contain appropriate fallback language or are being amended, either through bilateral negotiation or using industry-wide tools, such as protocols;

•	Enhancements to infrastructure (for example, models and systems) to prepare for a smooth transition to alternative risk-free reference rates;

•	Ensuring operational readiness to offer and support various alternative risk-free reference rate products;

•	Active participation in central bank and sector working groups, including responding to industry consultations; and

•	Client education and communication.

80	Goldman Sachs 2020 Form 10-K

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
The markets for alternative risk-free reference rates continue to develop and, where liquidity allows, we have begun participating in alternative risk-free reference rate markets. In particular, during 2020 we have:

•	Issued debt and deposits linked to the Secured Overnight Financing Rate (SOFR) and Sterling Overnight Index Average (SONIA).

•	Executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities.

•	Executed transactions in the market to reduce our LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace with alternative risk-free reference rate exposures.
In addition, in 2020, we, alongside the industry, successfully transitioned the discounting conventions of centrally cleared Euro interest rate derivatives from the Euro Overnight Index Average to the Euro Short-Term Rate and centrally cleared U.S. Dollar interest rate derivatives from Federal Funds to SOFR at Chicago Mercantile Exchange, London Clearing House and Eurex Exchange.
We are engaged with a range of industry and regulatory working groups (for example, ISDA, the Bank of England’s Working Group on Sterling Risk-Free Reference Rates, the Federal Reserve’s Alternative Reference Rates Committee and the Canadian Alternative Reference Rate Working Group) and will continue to engage with our clients and counterparties to facilitate an orderly transition to alternative risk-free reference rates.
Impact of
COVID-19
Pandemic.
The resurgence in the spread of
COVID-19
toward the end of 2020 and into 2021 has created greater uncertainty regarding the economic outlook for the near term, even as early efforts to distribute vaccines are underway. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile.
We have continued to successfully execute on our Business Continuity Planning (BCP) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the
COVID-19
pandemic. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic is managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. As a result of our BCP strategy, the majority of our employees worked remotely during most of 2020 and continue to do so in January 2021. In order to re-open
our offices to employees after initial restrictions began to ease in the second quarter of 2020, we established policies and protocols to address safety considerations, taking into account the readiness of people, communities and facilities. Over the course of the pandemic, the extent to which our employees have worked from our offices has varied based on how circumstances in each location have evolved. We are in constant dialogue with key stakeholders to assess health and safety conditions across all of our office locations and to have robust procedures in place to protect the well-being of employees, such as controls around building access, strict physical distancing measures, enhanced cleaning regimes and on-site
COVID-19
testing.
Our systems and infrastructure have been robust throughout the
COVID-19
pandemic, enabling us to conduct our activities without disruption. We continue to maintain regular and active communication among our senior management, the rest of our employees and the Board, and our decision-making processes have remained disciplined and rigorous throughout the pandemic. Since the beginning of the
COVID-19
pandemic, our Management Committee and other senior leaders have met regularly and our executive officers have provided regular and enhanced communications to promote connectivity with our clients and employees worldwide. In addition, as part of our vendor management processes, we have ongoing dialogues with third-party service providers, which are intended to ensure that they continue to meet our criteria for business continuity.

Goldman Sachs 2020 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our liquidity position during 2020 remained strong, as our GCLA averaged $283 billion for the year. We have continued to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. Our CET1 capital ratios under the Standardized approach increased to 14.7% as of December 2020, up 140 basis points compared with December 2019, as we continued to support our clients, while managing our capital. We suspended stock repurchases during the first quarter of 2020 and, consistent with the FRB’s requirement for all large BHCs, extended the suspension of stock repurchases through the fourth quarter of 2020. We resumed stock repurchases in the first quarter of 2021. See “Balance Sheet and Funding Sources,” “Equity Capital Management and Regulatory Capital” and “Liquidity Risk Management” for further information.
As a result of the
COVID-19
pandemic, we have had to apply a greater degree of judgment in making certain accounting estimates and assumptions. The process of estimating the allowance for credit losses is inherently judgmental in nature, given that it involves forecasts of future economic conditions. The uncertainty as to the severity and duration of the impact of the
COVID-19
pandemic has made this process more challenging, as it has resulted in greater subjectivity in our economic forecasts. This uncertainty also impacts the estimation of the fair value for less liquid financial instruments that lack price transparency, where valuation involves judgment regarding estimated future cash flows or other significant unobservable inputs. See Note 9 to the consolidated financial statements for further information about our allowance for credit losses and Note 4 to the consolidated financial statements for further information about fair value measurements. In addition, we assessed goodwill for impairment as of December 2020 and determined that it was not impaired. See Note 12 to the consolidated financial statements for further information about goodwill.
The
COVID-19
pandemic gave rise to higher volatility levels in financial markets and correspondingly higher client activity levels. We have assisted clients in navigating the unpredictable and unprecedented operating environment by providing complex risk intermediation, financing solutions and bespoke advice, utilizing our balance sheet, as necessary. Our average daily
Value-at-Risk
(VaR) for 2020 was $94 million, $38 million higher than 2019. We have maintained our proactive approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. With respect to credit risk, the improvement in economic conditions in the second half of 2020 from the significant contraction in the second quarter of 2020 has, in general, helped to stabilize conditions in the credit markets. In relationship lending, the drawn balance on credit lines, which spiked early in the pandemic, was back to pre-pandemic
levels as of December 2020. While borrowers, in general, faced less challenging circumstances in the second half of the year, credit risk remains high for borrowers in industries that continue to face significant disruptions due to the
COVID-19
pandemic, such as companies in the oil and gas, gaming and lodging, and airlines industries. Throughout this crisis, we have remained highly focused on monitoring of credit exposures and management of margin calls and disputes. Our risk positions remained balanced, controlled and adequately provisioned for, both in terms of counterparty risk and sector exposure. See “Market Risk Management” and “Credit Risk Management” for further information.
Our actions in response to the
COVID-19
pandemic have included granting forbearance to certain corporate and other borrowers who have made requests to defer payments. We had approximately $880 million of corporate loans and approximately $155 million of commercial real estate loans under forbearance as of December 2020. We have continued to provide relief to consumers through programs to help them manage the financial challenges that they face as a result of the
COVID-19
pandemic. The accommodations under these programs include providing borrowers of installment and credit card loans the ability to modify or defer payments without incurring interest charges and permitting Marcus depositors to access certificates of deposit early without a penalty. As of December 2020, installment and credit card loans with a gross carrying value of approximately $120 million were enrolled in such programs. In aggregate, loans under forbearance or relief programs represented approximately 1% of total loans.

82	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The unpredictability of the trajectory of the
COVID-19
pandemic has significantly diminished visibility into the future operating environment. A sustained period of weak economic conditions as a result of the pandemic would be detrimental to our businesses as it would negatively affect factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our AUS. We are monitoring the ongoing developments as the
COVID-19
vaccines are being distributed and administered, and will take further action that are in the best interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Business — Risk Factors” in Part II, Item 1A of this
Form 10-K.
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
The table below presents where information about our various off-balance
sheet arrangements may be found in this
Form 10-K.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Off-Balance Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 17 to the consolidated financial statements.
Guarantees, letters of credit, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.
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
The table below presents our contractual obligations by type.

	As of December

$ in millions	2020	2019
Time deposits	$ 26,433	$ 32,273
Financings and borrowings:
Secured long-term	$ 12,537	$ 11,953
Unsecured long-term	$213,481	$207,076
Interest payments	$ 44,073	$ 47,649
Operating lease payments	$ 3,268	$ 3,980

Goldman Sachs 2020 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our contractual obligations by expiration.

	As of December 2020

$ in millions	2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Time deposits	$ –	$16,673	$ 6,646	$ 3,114
Financings and borrowings:
Secured long-term	$ –	$ 6,394	$ 2,670	$ 3,473
Unsecured long-term	$ –	$62,262	$47,507	$103,712
Interest payments	$5,486	$ 9,568	$ 6,976	$ 22,043
Operating lease payments	$ 342	$ 565	$ 462	$ 1,899
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

•
As of December 2020, unsecured long-term borrowings had maturities extending through 2065, consisted principally of senior borrowings, and included $12.04 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•
As of December 2020, the difference between aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of December 2020, the fair value of unsecured long-term borrowings for which the fair value option was elected, exceeded the aggregate contractual principal amount by $445 million.

•
Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2020, and includes stated coupons, if any, on structured notes.

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

84	Goldman Sachs 2020 Form 10-K

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
Our revenue-producing units, as well as Treasury, Engineering, Human Capital Management, Operations, and Corporate and Workplace Solutions, are considered our first line of defense. They are accountable for the outcomes of our risk-generating activities, as well as for assessing and managing those risks within our risk appetite.
Our independent risk oversight and control functions are considered our second line of defense and provide independent assessment, oversight and challenge of the risks taken by our first line of defense, as well as lead and participate in risk committees. Independent risk oversight and control functions include Compliance, Conflicts Resolution, Controllers, Legal, Risk and Tax.
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

Goldman Sachs 2020 Form 10-K	85

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
We reinforce a culture of effective risk management, consistent with our risk appetite, in our training and development programs, as well as in the way we evaluate performance, and recognize and reward our people. Our training and development programs, including certain sessions led by our most senior leaders, are focused on the importance of risk management, client relationships and reputational excellence. As part of our performance review process, we assess reputational excellence, including how an employee exercises good risk management and reputational judgment, and adheres to our code of conduct and compliance policies. Our review and reward processes are designed to communicate and reinforce to our professionals the link between behavior and how people are recognized, the need to focus on our clients and our reputation, and the need to always act in accordance with our highest standards.

86	Goldman Sachs 2020 Form 10-K

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

•
Firmwide New Activity Committee.
The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired
by the controller and chief accounting officer, and the head of Operations and Platform Engineering for the Global Markets Division, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

Goldman Sachs 2020 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
Firmwide Conduct Committee.
The Firmwide Conduct Committee is responsible for the ongoing approval and monitoring of the frameworks and policies which govern our conduct risks. Conduct risk is the risk that our people fail to act in a manner consistent with our Business Principles and related core values, policies or codes, or applicable laws or regulations, thereby falling short in fulfilling their responsibilities to us, our clients, colleagues, other market participants or the broader community. This committee is chaired by the head of Regulatory Affairs, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

•
Risk Governance Committee.
The Risk Governance Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for the ongoing approval and monitoring of risk frameworks, policies and parameters related to our core risk management processes, as well as limits, at firmwide, business and product levels. In addition, this committee reviews the results of stress tests and scenario analyses. To assist the Risk Governance Committee in carrying out its mandate, a number of other risk committees with dedicated oversight for stress testing, model risks and Volcker Rule compliance report into the Risk Governance Committee. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

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
The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•
Firmwide Reputational Risk Committee.
The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee. This committee is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and the vice-chairs are the head of Regulatory Affairs and the head of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

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

•
Firmwide Investment Policy Committee.
The Firmwide Investment Policy Committee periodically reviews our investing and lending activities on a portfolio basis, including review of risk management and controls, and sets business standards and policies for these types of investments. This committee is co-chaired
by a
co-head
of our Asset Management Division, a
co-head
of our Global Markets Division and the chief risk officer, who are appointed as chairs by our president and chief operating officer and our chief financial officer.

•
Firmwide Capital Committee.
The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired
by the head of Credit Risk and Market Risk, and a
co-head
of the Financing Group, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

88	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	89

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

90	Goldman Sachs 2020 Form 10-K

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
Subsidiary Funding Policies
The majority of our unsecured funding is raised by Group Inc., which provides the necessary funds to Funding IHC and other subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding are enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through a variety of products, including deposits, secured funding and unsecured borrowings.
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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2020, Group Inc. had $34.54 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $42.12 billion invested in GSI, a regulated U.K. broker-dealer; $3.32 billion invested in GSJCL, a regulated Japanese broker-dealer; $34.30 billion invested in GS Bank USA, a regulated New York State-chartered bank; $4.13 billion invested in GSIB, a regulated U.K. bank; and $4.06 billion invested in GSBE, a regulated German bank. Group Inc. also provided, directly or indirectly, $111.96 billion of unsubordinated loans (including secured loans of $47.98 billion) and $16.65 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI and GSJCL, as of December 2020. In addition, as of December 2020, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs 2020 Form 10-K	91

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

92	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2020 and December 2019 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the

	Three Months Ended December		Year Ended December

$ in millions	2020	2019	2020	2019
Denomination
U.S. dollar	$190,735	$150,455	$181,949	$146,751
Non-U.S. dollar	107,106	86,661	101,182	86,899
Total	$297,841	$237,116	$283,131	$233,650
Asset Class
Overnight cash deposits	$108,345	$ 66,327	$100,489	$ 68,733
U.S. government obligations	125,060	99,798	113,531	94,500
U.S. agency obligations	7,059	14,081	12,017	14,005
Non-U.S. government obligations	57,377	56,910	57,094	56,412
Total	$297,841	$237,116	$283,131	$233,650
Entity Type
Group Inc. and Funding IHC	$ 36,737	$ 39,104	$ 41,705	$ 40,043
Major broker-dealer subsidiaries	100,891	92,835	99,798	95,281
Major bank subsidiaries	160,213	105,177	141,628	98,326
Total	$297,841	$237,116	$283,131	$233,650
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $214.06 billion for the three months ended December 2020, $206.01 billion for the three months ended December 2019, $207.60 billion for the year ended December 2020 and $202.03 billion for the year ended December 2019. We do not consider these assets liquid enough to be eligible for our GCLA.
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

Goldman Sachs 2020 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	December 2020	September 2020	December 2019
Total HQLA	$291,393	$299,050	$229,029
Eligible HQLA	$212,614	$213,689	$170,371
Net cash outflows	$166,551	$165,109	$134,436
LCR	128%	130%	127%
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
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2020, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above will also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s average monthly LCR for the trailing twelve-month period ended December 2020 exceeded the minimum requirement.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of December 2020

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-2	a-1	A-2
Long-term debt	A (high	)	A	A3	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB
Ratings outlook	Stable		Negative	Under Review	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
In January 2021, Moody’s upgraded Group Inc.’s long-term debt ratings (from A3 to A2) and short-term debt ratings (from
P-2
to
P-1),
and has returned the outlook from ratings under review to stable.

94	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of December 2020

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Negative	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Negative	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Negative	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Negative	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Negative	Stable	Stable
We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Year Ended December 2020.
Our cash and cash equivalents increased by $22.30 billion to $155.84 billion at the end of 2020, primarily due to net cash provided by financing activities, partially offset by net cash used for investing activities and operating activities. The net cash provided by financing activities primarily reflected an increase in net deposits, reflecting increases in consumer, transaction banking and private bank deposits. The net cash used for investing activities primarily reflected an increase in net purchases of investments, reflecting an increase in U.S. government obligations accounted for as available-for-sale
and an increase in net lending activities. The net cash used for operating activities primarily reflected an increase in trading assets, net customer and other receivables and payables, and collateralized transactions (an increase in collateralized agreements, partially offset by an increase in collateralized financings), partially offset by an increase in trading liabilities as a result of our and our clients’ activities.
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
For an analysis of cash flows for the year ended December 2018, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
Form 10-K
for the year ended December 31, 2019.

Goldman Sachs 2020 Form 10-K	95

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

96	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	97

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
The table below presents our average daily VaR.

	Year Ended December

$ in millions	2020	2019
Categories
Interest rates	$ 71	$ 46
Equity prices	55	27
Currency rates	23	11
Commodity prices	20	12
Diversification effect	(75)	(40)
Total	$ 94	$ 56
Our average daily VaR increased to $94 million in 2020 from $56 million in 2019, due to increases in the equity prices, interest rates, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
The table below presents our
period-end
VaR.

	As of December

$ in millions	2020	2019
Categories
Interest rates	$ 60	$ 54
Equity prices	50	24
Currency rates	11	10
Commodity prices	16	10
Diversification effect	(46)	(28)
Total	$ 91	$ 70
Our
period-end
VaR increased to $91 million as of December 2020 from $70 million as of December 2019, due to increases in the interest rates, equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect. The overall increase was primarily due to increased exposures.
During 2020, the firmwide VaR risk limit was exceeded on 16 occasions (all of which occurred during the first half of 2020), primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the market environment. During 2019, the firmwide VaR risk limit was not exceeded, raised or reduced.
The table below presents our high and low VaR.

	Year Ended December

	2020		2019

$ in millions	High	Low	High	Low
Categories
Interest rates	$120	$46	$64	$35
Equity prices	$116	$23	$38	$20
Currency rates	$ 53	$ 8	$22	$ 6
Commodity prices	$ 54	$ 9	$16	$ 9
Firmwide
VaR	$195	$58	$77	$43
The chart below presents our daily VaR for 2020.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Year Ended December

$ in millions	2020	2019
>$100	50	16
$75 - $100	37	17
$50 - $75	48	45
$25 - $50	51	71
$0 - $25	43	72
$(25) - $0	11	26
$(50) - $(25)	8	5
$(75) - $(50)	3	–
$(100) - $(75)	2	–
Total	253	252
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95%
one-day
VaR (i.e., a VaR exception) on two occasions during 2020 and did not exceed our 95%
one-day
VaR during 2019.

98	Goldman Sachs 2020 Form 10-K

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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of December

$ in millions	2020	2019
Equity	$1,854	$1,865
Debt	2,516	2,368
Total	$4,370	$4,233
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $3 million as of December 2020 and $2 million as of December 2019. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $22 million as of December 2020 and $29 million as of December 2019. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $99.69 billion as of December 2020 and $89.20 billion as of December 2019, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $737 million as of December 2020 and $681 million as of December 2019 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
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

Goldman Sachs 2020 Form 10-K	99

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

100	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of December 2020, our aggregate credit exposure increased as compared with December 2019, primarily reflecting increases in cash deposits with central banks and OTC derivatives. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) increased as compared with December 2019, primarily reflecting an increase in non-investment-grade
credit exposure related to OTC derivatives and loans and lending commitments. Our credit exposure to counterparties that defaulted during 2020 was higher as compared with our credit exposure to counterparties that defaulted during 2019, and such exposure was primarily related to loans and lending commitments. Our credit exposure to counterparties that defaulted during 2020 remained low, representing approximately 1% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
Cash and Cash Equivalents.
Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing
deposits. To mitigate the risk of credit loss, we place substantially all of our deposits with highly rated banks and central banks.
The table below presents our credit exposure from unrestricted cash and cash equivalents, and the concentration by industry, region and internally determined public rating agency equivalents.

	As of December

$ in millions	2020	2019
Cash and Cash Equivalents	$131,324	$110,774
Industry
Financial Institutions	11%	12%
Sovereign	89%	88%
Total	100%	100%
Region
Americas	45%	50%
EMEA	41%	31%
Asia	14%	19%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	44%	66%
AA	38%	11%
A	17%	22%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $24.52 billion as of December 2020 and $22.78 billion as of December 2019.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December

$ in millions	2020	2019
OTC derivative assets	$ 64,850	$ 43,011
Collateral (not netted under U.S. GAAP)	(18,990)	(15,420)
Net credit exposure	$ 45,860	$ 27,591
Industry
Consumer, Retail & Healthcare	6%	4%
Diversified Industrials	23%	7%
Financial Institutions	12%	13%
Funds	12%	11%
Municipalities & Nonprofit	6%	8%
Natural Resources & Utilities	11%	15%
Sovereign	14%	25%
Technology, Media & Telecommunications	12%	9%
Other (including Special Purpose Vehicles)	4%	8%
Total	100%	100%
Region
Americas	62%	44%
EMEA	30%	48%
Asia	8%	8%
Total	100%	100%
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

102	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2020
Less than 1 year	$ 22,332	$ 12,507	$ 34,839
1 - 5 years	23,927	16,486	40,413
Greater than 5 years	77,653	8,958	86,611
Total	123,912	37,951	161,863
Netting	(101,691)	(14,312)	(116,003)
Net credit exposure	$ 22,221	$ 23,639	$ 45,860
As of December 2019
Less than 1 year	$ 18,764	$ 4,247	$ 23,011
1 - 5 years	18,674	6,879	25,553
Greater than 5 years	60,190	5,896	66,086
Total	97,628	17,022	114,650
Netting	(78,081)	(8,978)	(87,059)
Net credit exposure	$ 19,547	$ 8,044	$ 27,591
In the table above:

•	Tenor is based on remaining contractual maturity.

•
Netting includes counterparty netting across tenor categories and collateral that we consider when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP). Counterparty netting within the same tenor category is included within such tenor category.

The tables below present the distribution of our net credit exposure from OTC derivatives by tenor and internally determined public rating agency equivalents.

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of December 2020
Less than 1 year	$ 532	$ 4,146	$ 11,440	$ 6,214	$ 22,332
1 - 5 years	1,069	4,189	10,976	7,693	23,927
Greater than 5 years	16,550	7,403	28,410	25,290	77,653
Total	18,151	15,738	50,826	39,197	123,912
Netting	(14,364)	(11,230)	(44,529)	(31,568)	(101,691)
Net credit exposure	$ 3,787	$ 4,508	$ 6,297	$ 7,629	$ 22,221
As of December 2019
Less than 1 year	$ 326	$ 2,022	$ 10,002	$ 6,414	$ 18,764
1 - 5 years	669	3,196	8,635	6,174	18,674
Greater than 5 years	12,381	5,770	22,324	19,715	60,190
Total	13,376	10,988	40,961	32,303	97,628
Netting	(8,146)	(8,273)	(35,932)	(25,730)	(78,081)
Net credit exposure	$ 5,230	$ 2,715	$ 5,029	$ 6,573	$ 19,547

			Non-Investment-Grade / Unrated

$ in millions			BB or lower	Unrated	Total
As of December 2020
Less than 1 year			$ 11,541	$ 966	$ 12,507
1 - 5 years			16,274	212	16,486
Greater than 5 years			8,844	114	8,958
Total			36,659	1,292	37,951
Netting			(14,114)	(198)	(14,312)
Net credit exposure			$ 22,545	$ 1,094	$ 23,639
As of December 2019
Less than 1 year			$ 3,964	$ 283	$ 4,247
1 - 5 years			6,772	107	6,879
Greater than 5 years			5,835	61	5,896
Total			16,571	451	17,022
Netting			(8,811)	(167)	(8,978)
Net credit exposure			$ 7,760	$ 284	$ 8,044
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
In the fourth quarter of 2020, we conformed the classification of our lending portfolio with Note 9 of the consolidated financial statements. Prior period amounts have been conformed to the current presentation.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of December 2020
Corporate	$ 48,659	$135,818	$184,477
Wealth management	33,023	3,103	36,126
Commercial real estate	20,290	4,268	24,558
Residential real estate	5,750	1,900	7,650
Consumer:
Installment	3,823	4	3,827
Credit cards	4,270	21,640	25,910
Other	4,174	4,842	9,016
Total, gross	119,989	171,575	291,564
Allowance for loan losses	(3,874)	(557)	(4,431)
Total	$116,115	$171,018	$287,133
As of December 2019
Corporate	$ 46,307	$136,122	$182,429
Wealth management	27,940	2,728	30,668
Commercial real estate	17,743	3,530	21,273
Residential real estate	6,958	885	7,843
Consumer:
Installment	4,747	12	4,759
Credit cards	1,858	13,669	15,527
Other	4,792	3,144	7,936
Total, gross	110,345	160,090	270,435
Allowance for loan losses	(1,441)	(361)	(1,802)
Total	$108,904	$159,729	$268,633

Goldman Sachs 2020 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Corporate.
Corporate loans and lending commitments include term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating and general corporate purposes, or in connection with acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors.
The table below presents our credit exposure from corporate loans and lending commitments, and the concentration by industry, region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2020
Corporate	$48,659	$135,818	$184,477
Industry
Consumer & Retail	7%	14%	12%
Diversified Industrials	17%	17%	17%
Financial Institutions	10%	6%	7%
Funds	13%	3%	6%
Healthcare	7%	12%	11%
Natural Resources & Utilities	12%	18%	16%
Real Estate	8%	6%	6%
Technology, Media & Telecommunications	17%	19%	19%
Other (including Special Purpose Vehicles)	9%	5%	6%
Total	100%	100%	100%
Region
Americas	60%	70%	67%
EMEA	31%	28%	29%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	–	5%	4%
A	6%	19%	15%
BBB	13%	36%	30%
BB or lower	80%	38%	49%
Other/unrated	1%	1%	1%
Total	100%	100%	100%
As of December 2019
Corporate	$46,307	$136,122	$182,429
Industry
Consumer & Retail	7%	12%	11%
Diversified Industrials	17%	17%	17%
Financial Institutions	10%	6%	7%
Funds	9%	2%	4%
Healthcare	8%	13%	12%
Natural Resources & Utilities	12%	21%	19%
Real Estate	7%	5%	5%
Technology, Media & Telecommunications	17%	20%	19%
Other (including Special Purpose Vehicles)	13%	4%	6%
Total	100%	100%	100%
Region
Americas	60%	78%	73%
EMEA	31%	20%	23%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	7%	6%
A	6%	17%	14%
BBB	16%	35%	30%
BB or lower	77%	40%	49%
Total	100%	100%	100%
In the table above, credit exposure excludes $3.20 billion as of December 2020 and $4.10 billion as of December 2019 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
Wealth Management.
Wealth management loans and lending commitments are extended to private bank clients, including wealth management and other clients. These loans are used to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity for other needs. Substantially all of such loans are secured by securities, residential real estate, commercial real estate or other assets.
The table below presents our credit exposure from wealth management loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2020
Wealth Management	$33,023	$3,103	$36,126
Region
Americas	88%	99%	89%
EMEA	10%	1%	9%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	67%	58%	66%
Non-investment-grade	16%	21%	17%
Other/unrated	17%	21%	17%
Total	100%	100%	100%
As of December 2019
Wealth Management	$27,940	$2,728	$30,668
Region
Americas	88%	96%	89%
EMEA	9%	3%	9%
Asia	3%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	71%	68%	71%
Non-investment-grade	13%	17%	13%
Other/unrated	16%	15%	16%
Total	100%	100%	100%
In the table above, other/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans include reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

104	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Commercial Real Estate.
Commercial real estate loans and lending commitments include originated loans and lending commitments (other than those extended to private bank clients) that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans and lending commitments also includes loans and lending commitments extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate. In addition, commercial real estate includes loans purchased by us.
The table below presents our credit exposure from commercial real estate loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2020
Commercial Real Estate	$20,290	$4,268	$24,558
Region
Americas	71%	65%	70%
EMEA	19%	10%	18%
Asia	10%	25%	12%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	13%	10%
Non-investment-grade	86%	87%	86%
Other/unrated	5%	–	4%
Total	100%	100%	100%
As of December 2019
Commercial Real Estate	$17,743	$3,530	$21,273
Region
Americas	69%	60%	67%
EMEA	21%	11%	20%
Asia	10%	29%	13%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	2%	2%	2%
Non-investment-grade	90%	94%	91%
Other/unrated	8%	4%	7%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $7.88 billion as of December 2020 and $5.41 billion as of December 2019 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $503 million as of December 2020 and $1.55 billion as of December 2019. Such loans are included in trading assets in our consolidated balance sheets.
Residential Real Estate.
Residential real estate loans and lending commitments are extended to clients (other than those extended to private bank clients) who warehouse assets that are directly or indirectly secured by residential real estate and also includes loans purchased by us.
The table below presents our credit exposure from residential real estate loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2020
Residential Real Estate	$5,750	$1,900	$7,650
Region
Americas	88%	98%	91%
EMEA	9%	2%	7%
Asia	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	11%	2%	9%
Non-investment-grade	67%	93%	73%
Other/unrated	22%	5%	18%
Total	100%	100%	100%
As of December 2019
Residential Real Estate	$6,958	$ 885	$7,843
Region
Americas	90%	96%	90%
EMEA	9%	3%	9%
Asia	1%	1%	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	4%	–	3%
Non-investment-grade	66%	86%	68%
Other/unrated	30%	14%	29%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $5.71 billion as of December 2020 and $4.17 billion as of December 2019 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $5.57 billion as of December 2020 and $4.70 billion as of December 2019. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs 2020 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Installment and Credit Card Lending.
We originate unsecured installment loans and credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The table below presents our credit exposure from originated installment and credit card funded loans, and the concentration by the five most concentrated U.S. states.

	As of December

$ in millions	2020	2019
Installment	$3,823	$4,747
California	11%	12%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	62%	61%
Total	100%	100%
Credit Cards	$4,270	$1,858
California	19%	21%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	52%	50%
Total	100%	100%
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of installment and credit card loans.
Other.
Other loans and lending commitments are extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans. Other loans also includes unsecured consumer and credit card loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2020
Other	$4,174	$4,842	$9,016
Region
Americas	81%	98%	90%
EMEA	17%	–	8%
Asia	2%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	44%	94%	71%
Non-investment-grade	23%	6%	14%
Other/unrated	33%	–	15%
Total	100%	100%	100%
As of December 2019
Other	$4,792	$3,144	$7,936
Region
Americas	87%	96%	90%
EMEA	12%	3%	9%
Asia	1%	1%	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	49%	76%	60%
Non-investment-grade	23%	16%	20%
Other/unrated	28%	8%	20%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $7.28 billion as of December 2020 and $6.09 billion as of December 2019.

•
Other/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $420 million as of December 2020 and $347 million as of December 2019. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges
To mitigate the credit risk associated with our lending activities, we obtain credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes. In addition, Sumitomo Mitsui Financial Group, Inc. provides us with credit loss protection on certain approved loan commitments.

106	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Securities Financing Transactions.
We enter into securities financing transactions in order to, among other things, facilitate client activities, invest excess cash, acquire securities to cover short positions and finance certain activities. We bear credit risk related to resale agreements and securities borrowed only to the extent that cash advanced or the value of securities pledged or delivered to the counterparty exceeds the value of the collateral received. We also have credit exposure on repurchase agreements and securities loaned to the extent that the value of securities pledged or delivered to the counterparty for these transactions exceeds the amount of cash or collateral received. Securities collateral for these transactions primarily includes U.S. and
non-U.S.
government and agency obligations.
The table below presents our credit exposure from securities financing transactions and the concentration by industry, region and internally determined public rating agency equivalents.

	As of December

$ in millions	2020	2019
Securities Financing Transactions	$30,190	$26,958
Industry
Financial Institutions	39%	37%
Funds	24%	27%
Municipalities & Nonprofit	5%	5%
Sovereign	30%	28%
Other (including Special Purpose Vehicles)	2%	3%
Total	100%	100%
Region
Americas	33%	38%
EMEA	46%	39%
Asia	21%	23%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	15%	15%
AA	28%	27%
A	40%	39%
BBB	10%	9%
BB or lower	5%	6%
Unrated	2%	4%
Total	100%	100%
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
The table below presents our other credit exposures and the concentration by industry, region and internally determined public rating agency equivalents.

	As of December

$ in millions	2020	2019
Other Credit Exposures	$56,429	$44,931
Industry
Financial Institutions	85%	86%
Funds	9%	8%
Natural Resources & Utilities	2%	1%
Other (including Special Purpose Vehicles)	4%	5%
Total	100%	100%
Region
Americas	54%	49%
EMEA	35%	41%
Asia	11%	10%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	5%	2%
AA	48%	56%
A	27%	23%
BBB	8%	7%
BB or lower	11%	11%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.
Selected Exposures
We have credit and market exposures, as described below, that have had heightened focus given recent events and broad market concerns. Credit exposure represents the potential for loss due to the default or deterioration in credit quality of a counterparty or borrower. Market exposure represents the potential for loss in value of our long and short positions due to changes in market prices.

Goldman Sachs 2020 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist and the country still needs to secure new financial terms with the IMF. As of December 2020, our total credit exposure to Argentina was $164 million, which was with non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. Our total market exposure to Argentina as of December 2020 was not material.
The restructuring of Lebanon’s sovereign debt and sharp currency depreciation have led to concerns about its financial and political stability. As of December 2020, our total credit exposure to Lebanon was $196 million, all of which related to loans and lending commitments with non-sovereign
borrowers. Our total market exposure to Lebanon as of December 2020 was not material.
Zambia’s sovereign debt default and ongoing liquidity pressures aggravated by the
COVID-19
pandemic have led to concerns about Zambia’s financial stability. As of December 2020, our total credit and market exposure for Zambia was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of December 2020, our total credit and market exposure for Venezuela was not material.
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
Industry Exposures.
The decline in oil prices has led to market concerns regarding the creditworthiness of certain companies in the oil and gas industry. As of December 2020, our credit exposure to oil and gas companies related to loans and lending commitments was $11.30 billion ($2.98 billion of loans and $8.32 billion of lending commitments). Such exposure included $4.96 billion of exposure to non-investment-grade
counterparties ($2.11 billion related to loans and $2.85 billion related to lending commitments), of which 76% was secured. In addition, we have exposure to our clients in the oil and gas industry arising from derivatives. As of December 2020, our credit exposure related to derivatives and receivables with oil and gas companies was $2.22 billion ($455 million with investment-grade counterparties and $1.77 billion with non-investment-grade
counterparties). After taking into consideration the benefit of $800 million of hedges, our net credit exposure was $12.72 billion. As of December 2020, our market exposure related to oil and gas companies was $(1.37) billion, which was primarily to investment-grade issuers or underliers. Such exposure consisted of $317 million related to debt, $(1.71) billion related to credit derivatives and $24 million related to equities.
The sharp decline in economic activity as a result of the
COVID-19
pandemic has resulted in a significant impact to the gaming and lodging industry. As of December 2020, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $2.14 billion ($863 million of loans and $1.28 billion of lending commitments). Such exposure included $1.69 billion of exposure to non-investment-grade
counterparties ($709 million related to loans and $977 million related to lending commitments), of which 84% was secured. In addition, we extend loans that are secured by hotel properties. As of December 2020, our exposure related to such loans and lending commitments was $1.31 billion and was to non-investment-grade
counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of December 2020, our credit exposure related to derivatives and receivables with gaming and lodging companies was $232 million, with non-investment-grade
counterparties. As of December 2020, our market exposure related to gaming and lodging companies was $95 million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $103 million related to debt, $(175) million related to credit derivatives and $167 million related to equities.

108	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Concerns surrounding the
COVID-19
pandemic have resulted in a sharp decline in travel which has significantly impacted the airline industry. As of December 2020, our credit exposure to airline companies related to loans and lending commitments was $1.54 billion ($1.12 billion of loans and $416 million of lending commitments) to non-investment-grade
counterparties, of which 84% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of December 2020, our credit exposure related to derivatives and receivables with airline companies was $401 million ($152 million with investment-grade counterparties and $249 million with non-investment-grade
counterparties). After taking into consideration the benefit of $278 million of hedges, our net credit exposure was $1.66 billion. As of December 2020, our market exposure related to airline companies was $(210) million, which was substantially all to non-investment-grade
issuers or underliers. Such exposure consisted of $114 million related to debt, $(307) million related to credit derivatives and $(17) million related to equities.
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

Goldman Sachs 2020 Form 10-K	109

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
Business Resilience Risk.
Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. We approach BCP through the lens of business and operational resilience. The resilience framework defines the fundamental principles for BCP and crisis management to ensure that critical functions can continue to operate in the event of a disruption. The business continuity program is comprehensive, consistent firmwide and up-to-date,
incorporating new information, techniques and technologies as and when they become available, and our resilience recovery plans incorporate and test specific and measurable recovery time objectives in accordance with local market best practices and regulatory requirements, and under specific scenarios. See “Regulatory and Other Matters — Other Matters” for information about the impact of the
COVID-19
pandemic. See “Business — Business Continuity and Information Security” in Part I, Item 1 of this
Form 10-K
for further information about business continuity.

110	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	111

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
As of December 31, 2020, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in
Internal
Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2020 was effective.
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
The firm’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 113 to 115, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2020.

112	Goldman Sachs 2020 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control
—
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 112. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Goldman Sachs 2020 Form 10-K	113

Report of Independent Registered Public Accounting Firm

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
Valuation of Certain Level 3 Financial Instruments
As described in Notes 4 through 10 to the consolidated financial statements, as of December 31, 2020, the Company carries financial instruments at fair value, which includes $26.3 billion of financial assets and $32.9 billion of financial liabilities classified in Level 3 of the fair value hierarchy as one or more inputs to the financial instrument’s valuation technique are significant and unobservable. Significant unobservable inputs used by management to value certain of these Level 3 financial instruments included (i) industry multiples and public comparables, (ii) credit spreads and (iii) correlation.
The principal considerations for our determination that performing procedures relating to the valuation of certain Level 3 financial instruments is a critical audit matter are (i) the significant judgment by management in valuing the financial instruments, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to the valuation of certain Level 3 financial instruments, (ii) a high degree of auditor judgment and effort to evaluate the audit evidence obtained related to the aforementioned significant unobservable inputs used in the valuation of certain Level 3 financial instruments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of financial instruments, including controls over the methods and significant unobservable inputs used in the valuation of certain Level 3 financial instruments.
These procedures also included, among others, for a sample of financial instruments, the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent estimate of fair value or (ii) testing management’s process to determine the fair value of these financial instruments. Developing the independent estimate involved (i) testing the completeness and accuracy of data provided by management, (ii) evaluating and utilizing management’s significant unobservable inputs or developing independent significant unobservable inputs, and (iii) comparing management’s estimate to the independently developed estimate of fair value. Testing management’s process included evaluating the reasonableness of the aforementioned significant unobservable inputs, evaluating the appropriateness of the methods used, and testing the completeness and accuracy of data provided by management to determine the fair value of these instruments.

114	Goldman Sachs 2020 Form 10-K

Report of Independent Registered Public Accounting Firm

Allowance for Loan Losses — Wholesale Loan Portfolio

As described in Note 9 to the consolidated financial statements, the Company’s allowance for loan losses related to wholesale loans reflects management’s estimate of loan losses over the remaining expected life of the loans and also considers forecasts of future economic conditions. As of December 31, 2020, $2.6 billion of the allowance for loan losses and $95.5 billion of the loans accounted for at amortized cost related to the wholesale loan portfolio. The allowance for wholesale loan losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and asset-specific basis for loans that do not share similar risk characteristics. In addition, it includes qualitative components to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The wholesale models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, expected life, macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. The most significant inputs to the forecast model for wholesale loans include forecasted U.S. unemployment rates, GDP, credit spreads, commercial and industrial delinquency rates, short- and long-term interest rates, and oil prices.
The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the wholesale loan portfolio is a critical audit matter are (i) the significant judgment and estimation by management in the determinations of internal credit ratings and the forecasted U.S. unemployment rates, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determinations, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan losses for the wholesale loan portfolio, including controls over the model, certain data, and significant assumptions.
These procedures also included, among others, testing management’s process for estimating the allowance for loan losses for wholesale loans using a modeled approach, which involved evaluating the appropriateness of the model and methodology and testing the completeness and accuracy of certain data used in estimating the allowance for loan losses. The procedures also included the use of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of the model and methodology and (ii) the reasonableness of the internal credit ratings and the forecasted U.S. unemployment rates used in estimating the allowance for wholesale loan losses.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2021
We have served as the Company’s auditor since 1922.

Goldman Sachs 2020 Form 10-K	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended December

in millions, except per share amounts	2020	2019	2018
Revenues
Investment banking	$ 9,141	$ 6,798	$ 7,430
Investment management	6,923	6,189	6,590
Commissions and fees	3,548	2,988	3,199
Market making	15,546	10,157	9,724
Other principal transactions	4,651	6,052	5,906
Total non-interest revenues	39,809	32,184	32,849
Interest income	13,689	21,738	19,679
Interest expense	8,938	17,376	15,912
Net interest income	4,751	4,362	3,767
Total net revenues	44,560	36,546	36,616
Provision for credit losses	3,098	1,065	674
Operating expenses
Compensation and benefits	13,309	12,353	12,328
Transaction based	4,141	3,513	3,492
Market development	401	739	740
Communications and technology	1,347	1,167	1,023
Depreciation and amortization	1,902	1,704	1,328
Occupancy	960	1,029	809
Professional fees	1,306	1,316	1,214
Other expenses	5,617	3,077	2,527
Total operating expenses	28,983	24,898	23,461
Pre-tax earnings	12,479	10,583	12,481
Provision for taxes	3,020	2,117	2,022
Net earnings	9,459	8,466	10,459
Preferred stock dividends	544	569	599
Net earnings applicable to common shareholders	$ 8,915	$ 7,897	$ 9,860
Earnings per common share
Basic	$ 24.94	$ 21.18	$ 25.53
Diluted	$ 24.74	$ 21.03	$ 25.27
Average common shares
Basic	356.4	371.6	385.4
Diluted	360.3	375.5	390.2
Consolidated Statements of Comprehensive Income

	Year Ended December

$ in millions	2020	2019	2018
Net earnings	$ 9,459	$ 8,466	$10,459
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(80)	5	4
Debt valuation adjustment	(261)	(2,079)	2,553
Pension and postretirement liabilities	(26)	(261)	119
Available-for-sale securities	417	158	(103)
Other comprehensive income/(loss)	50	(2,177)	2,573
Comprehensive income	$ 9,509	$ 6,289	$13,032

The accompanying notes are an integral part of these consolidated financial statements.

116	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December

$ in millions	2020	2019
Assets
Cash and cash equivalents	$ 155,842	$133,546
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	108,060	85,691
Securities borrowed (includes $28,898 and $26,279 at fair value)	142,160	136,071
Customer and other receivables (includes $82 and $53 at fair value)	121,331	74,605
Trading assets (at fair value and includes $69,031 and $66,605 pledged as collateral)	393,630	355,332
Investments (includes $82,778 and $57,827 at fair value, and $13,375 and $10,968 pledged as collateral)	88,445	63,937
Loans (net of allowance of $3,874 and $1,441, and includes $13,625 and $14,386 at fair value)	116,115	108,904
Other assets	37,445	34,882
Total assets	$1,163,028	$992,968
Liabilities and shareholders’ equity
Deposits (includes $16,176 and $17,765 at fair value)	$ 259,962	$190,019
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	126,571	117,756
Securities loaned (includes $1,053 and $714 at fair value)	21,621	14,985
Other secured financings (includes $24,126 and $18,071 at fair value)	25,755	19,277
Customer and other payables	190,658	174,817
Trading liabilities (at fair value)	153,727	108,835
Unsecured short-term borrowings (includes $26,750 and $26,007 at fair value)	52,870	48,287
Unsecured long-term borrowings (includes $40,911 and $43,661 at fair value)	213,481	207,076
Other liabilities (includes $263 and $150 at fair value)	22,451	21,651
Total liabilities	1,067,096	902,703
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 901,692,039 and 896,782,650 shares issued, and 344,088,725 and 347,343,184 shares outstanding	9	9
Share-based awards	3,468	3,195
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	55,679	54,883
Retained earnings	112,947	106,465
Accumulated other comprehensive loss	(1,434)	(1,484)
Stock held in treasury, at cost; 557,603,316 and 549,439,468 shares	(85,940)	(84,006)
Total shareholders’ equity	95,932	90,265
Total liabilities and shareholders’ equity	$1,163,028	$992,968

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2020 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December

$ in millions	2020	2019	2018
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,853
Issued	350	1,100	–
Redeemed	(350)	(1,100)	(650)
Ending balance	11,203	11,203	11,203
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance	3,195	2,845	2,777
Issuance and amortization of share-based awards	1,967	2,073	1,355
Delivery of common stock underlying share-based awards	(1,601)	(1,623)	(1,175)
Forfeiture of share-based awards	(93)	(100)	(80)
Exercise of share-based awards	–	–	(32)
Ending balance	3,468	3,195	2,845
Additional paid-in capital
Beginning balance	54,883	54,005	53,357
Delivery of common stock underlying share-based awards	1,619	1,617	1,751
Cancellation of share-based awards in satisfaction of withholding tax requirements	(829)	(743)	(1,118)
Preferred stock issuance costs, net of reversals upon redemption	–	4	15
Other	6	–	–
Ending balance	55,679	54,883	54,005
Retained earnings
Beginning balance, as previously reported	106,465	100,100	91,519
Cumulative effect of change in accounting principle for:
Current expected credit losses, net of tax	(638)	–	–
Leases, net of tax	–	12	–
Revenue recognition from contracts with clients, net of tax	–	–	(53)
Beginning balance, adjusted	105,827	100,112	91,466
Net earnings	9,459	8,466	10,459
Dividends and dividend equivalents declared on common stock and share-based awards	(1,795)	(1,544)	(1,226)
Dividends declared on preferred stock	(543)	(560)	(584)
Preferred stock redemption premium	(1)	(9)	(15)
Ending balance	112,947	106,465	100,100
Accumulated other comprehensive income/(loss)
Beginning balance	(1,484)	693	(1,880)
Other comprehensive income/(loss)	50	(2,177)	2,573
Ending balance	(1,434)	(1,484)	693
Stock held in treasury, at cost
Beginning balance	(84,006)	(78,670)	(75,392)
Repurchased	(1,928)	(5,335)	(3,294)
Reissued	11	12	21
Other	(17)	(13)	(5)
Ending balance	(85,940)	(84,006)	(78,670)
Total shareholders’ equity	$ 95,932	$ 90,265	$ 90,185

The accompanying notes are an integral part of these consolidated financial statements.

118	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December

$ in millions	2020	2019	2018
Cash flows from operating activities
Net earnings	$ 9,459	$ 8,466	$ 10,459
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,902	1,704	1,328
Deferred income taxes	(833)	(334)	(2,645)
Share-based compensation	1,920	2,018	1,831
Gain related to extinguishment of unsecured borrowings	(1)	(20)	(160)
Provision for credit losses	3,098	1,065	674
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(30,895)	(7,693)	6,416
Collateralized transactions (excluding other secured financings), net	(13,007)	94,991	28,147
Trading assets	(33,405)	(68,682)	(23,652)
Trading liabilities	44,892	(231)	(3,670)
Loans held for sale, net	1,820	(1,458)	442
Other, net	1,322	(5,958)	(2,606)
Net cash provided by/(used for) operating activities	(13,728)	23,868	16,564
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(6,309)	(8,443)	(7,982)
Proceeds from sales of property, leasehold improvements and equipment	2,970	6,632	3,711
Net cash used for business acquisitions	(231)	(803)	(162)
Purchase of investments	(48,670)	(29,773)	(9,418)
Proceeds from sales and paydowns of investments	29,057	17,812	8,095
Loans (excluding loans held for sale), net	(11,173)	(9,661)	(13,064)
Net cash used for investing activities	(34,356)	(24,236)	(18,820)
Cash flows from financing activities
Unsecured short-term borrowings, net	7,707	14	2,337
Other secured financings (short-term), net	2,861	(2,050)	586
Proceeds from issuance of other secured financings (long-term)	8,073	7,257	4,996
Repayment of other secured financings (long-term), including the current portion	(4,137)	(7,468)	(9,482)
Purchase of Trust Preferred securities	(11)	(206)	(35)
Proceeds from issuance of unsecured long-term borrowings	47,250	22,381	45,927
Repayment of unsecured long-term borrowings, including the current portion	(55,040)	(43,936)	(37,243)
Derivative contracts with a financing element, net	1,037	3,952	2,294
Deposits, net	67,343	31,214	20,206
Preferred stock redemption	(350)	(1,100)	(650)
Common stock repurchased	(1,928)	(5,335)	(3,294)
Settlement of share-based awards in satisfaction of withholding tax requirements	(830)	(745)	(1,118)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(2,336)	(2,104)	(1,810)
Proceeds from issuance of preferred stock, net of issuance costs	349	1,098	–
Proceeds from issuance of common stock, including exercise of share-based awards	–	–	38
Other financing, net	392	395	–
Net cash provided by financing activities	70,380	3,367	22,752
Net increase in cash and cash equivalents	22,296	2,999	20,496
Cash and cash equivalents, beginning balance	133,546	130,547	110,051
Cash and cash equivalents, ending balance	$155,842	$133,546	$130,547
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 9,091	$ 18,645	$ 16,721
Cash payments for income taxes, net	$ 2,754	$ 1,266	$ 1,271
See Notes 12, 14 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2020 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.
Description of Business
The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global financial institution that delivers a broad range of financial services across investment banking, securities, investment management and consumer banking to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.
The firm reports its activities in four business segments:
Investment Banking
The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs, and equity and debt underwriting of public offerings and private placements. The firm also provides lending to corporate clients, including relationship lending, middle-market lending and acquisition financing. The firm also provides transaction banking services to certain corporate clients.
Global Markets
The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products with institutional clients, such as corporations, financial institutions, investment funds and governments. The firm also makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime brokerage and other equities financing activities, including securities lending, margin lending and swaps. The firm also provides financing to clients through securities purchased under agreements to resell (resale agreements), as well as through structured credit, warehouse and asset-backed lending.
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
All references to 2020, 2019 and 2018 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2020, December 31, 2019 and December 31, 2018, respectively. Any reference to a future year refers to a year ending on December 31 of that year.
In the fourth quarter of 2020, brokerage, clearing, exchange and distribution fees was renamed transaction based and additionally includes expenses resulting from completed transactions, which are directly related to client revenues. Such expenses were previously reported in other expenses. Previously reported amounts have been conformed to the current presentation.

120	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	121

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
Revenues from contracts with clients represent approximately 45% of total non-interest
revenues for 2020 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest
revenues for 2019 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees
)
. See Note 25 for information about net revenues by business segment.
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
Expenses associated with financial advisory assignments are recognized when incurred and are included in transaction based expenses. Client reimbursements for such expenses are included in investment banking revenues.
Underwriting.
Fees from underwriting assignments are recognized in revenues upon completion of the underlying transaction based on the terms of the assignment.
Expenses associated with underwriting assignments are generally deferred until the related revenue is recognized or the assignment is otherwise concluded. Such expenses are included in transaction based expenses for completed assignments.

122	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investment Management
The firm earns management fees and incentive fees for investment management services, which are included in investment management revenues. The firm makes payments to brokers and advisors related to the placement of the firm’s investment funds (distribution fees), which are included in transaction based expenses.
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
Distribution fees paid by the firm are calculated based on either a percentage of the management fee, the investment fund’s net asset value or the committed capital. Such fees are included in transaction based expenses.
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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2020, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2028. Annual revenues associated with such performance obligations average less than $250 million through 2028.
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

Goldman Sachs 2020 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $11.95 billion as of December 2020 and $12.57 billion as of December 2019. Cash and cash equivalents also included interest-bearing deposits with banks of $143.89 billion as of December 2020 and $120.98 billion as of December 2019.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $24.52 billion as of December 2020 and $22.78 billion as of December 2019. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $82.39 billion as of December 2020 and $50.90 billion as of December 2019, and receivables from brokers, dealers and clearing organizations of $38.94 billion as of December 2020 and $23.71 billion as of December 2019. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2020 and December 2019. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.60 billion as of December 2020 and $2.27 billion as of December 2019. As of both December 2020 and December 2019 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $183.57 billion as of December 2020 and $170.21 billion as of December 2019, and payables to brokers, dealers and clearing organizations of $7.09 billion as of December 2020 and $4.61 billion as of December 2019. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2020 and December 2019. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

124	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated balance sheets when a legal right of setoff exists under an enforceable netting agreement. Resale agreements and securities sold under agreements to repurchase (repurchase agreements) and securities borrowed and loaned transactions with the same term and currency are presented on a net-by-counterparty
basis in the consolidated balance sheets when such transactions meet certain settlement criteria and are subject to netting agreements.
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

Goldman Sachs 2020 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848).
In March 2020, the FASB issued ASU
No. 2020-04,
“Reference Rate Reform — Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021 the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The firm adopted these ASUs upon issuance and elected to apply the relief available to certain modified derivatives. The adoption of these ASUs did not have a material impact on the firm’s consolidated financial statements.
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

126	Goldman Sachs 2020 Form 10-K

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

•	Timing of expected future cash flows (duration) which, in certain cases, may incorporate the impact of any loan forbearances and other unobservable inputs (e.g., prepayment speeds).
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
Equity Securities
Equity securities consists of private equities. Recent third-party completed or pending transactions (e.g., merger proposals, debt restructurings, tender offers) are considered the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

•	Industry multiples (primarily EBITDA and revenue multiples) and public comparables;

•	Transactions in similar instruments;

Goldman Sachs 2020 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•	Discounted cash flow techniques; and

•	Third-party appraisals.
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

128	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	129

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
Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities accounted for at fair value.

	As of December

$ in millions	2020	2019
Total level 1 financial assets	$ 263,999	$242,562
Total level 2 financial assets	410,275	325,259
Total level 3 financial assets	26,305	23,068
Investments in funds at NAV	3,664	4,206
Counterparty and cash collateral netting	(77,170)	(55,527)
Total financial assets at fair value	$ 627,073	$539,568
Total assets	$1,163,028	$992,968
Total level 3 financial assets divided by:
Total assets	2.3%	2.3%
Total financial assets at fair value	4.2%	4.3%
Total level 1 financial liabilities	$ 85,120	$ 54,790
Total level 2 financial liabilities	331,824	293,902
Total level 3 financial liabilities	32,930	25,938
Counterparty and cash collateral netting	(60,297)	(41,671)
Total financial liabilities at fair value	$ 389,577	$332,959
Total liabilities	$1,067,096	$902,703
Total level 3 financial liabilities divided by:
Total liabilities	3.1%	2.9%
Total financial liabilities at fair value	8.5%	7.8%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.

130	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents a summary of level 3 financial assets.

	As of December

$ in millions	2020	2019
Trading assets:
Trading cash instruments	$ 1,237	$ 1,242
Derivatives	5,967	4,654
Investments	16,423	15,282
Loans	2,678	1,890
Total	$ 26,305	$ 23,068
Level 3 financial assets as of December 2020 increased compared with December 2019, primarily reflecting an increase in level 3 derivatives, investments and loans. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of December 2020
Trading cash instruments	$324,049	$ 95,136
Derivatives	69,581	58,591
Total	$393,630	$153,727
As of December 2019
Trading cash instruments	$310,080	$ 65,033
Derivatives	45,252	43,802
Total	$355,332	$108,835
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Year Ended December

$ in millions	2020	2019	2018
Interest rates	$ 6,191	$ 3,272	$(1,917)
Credit	3,250	682	1,268
Currencies	(3,257)	2,902	4,646
Equities	6,757	2,946	5,264
Commodities	2,605	355	463
Total	$15,546	$10,157	$ 9,724
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

Goldman Sachs 2020 Form 10-K	131

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2020
Assets
Government and agency obligations:
U.S.	$ 93,670	$ 44,863	$ –	$138,533
Non-U.S.	46,147	11,261	15	57,423
Loans and securities backed by:
Commercial real estate	–	597	203	800
Residential real estate	–	6,948	131	7,079
Corporate debt instruments	915	29,639	797	31,351
State and municipal obligations	–	200	–	200
Other debt obligations	338	1,055	19	1,412
Equity securities	75,300	2,505	72	77,877
Commodities	–	9,374	–	9,374
Total	$216,370	$106,442	$1,237	$324,049
Liabilities
Government and agency obligations:
U.S.	$ (16,880)	$ (13)	$ –	$ (16,893)
Non-U.S.	(22,092)	(1,792)	–	(23,884)
Loans and securities backed by:
Commercial real estate	–	(17)	(1)	(18)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,970)	(50)	(8,022)
State and municipal obligations	–	(5)	–	(5)
Other debt obligations	–	–	(2)	(2)
Equity securities	(45,734)	(550)	(27)	(46,311)
Total	$ (84,708)	$ (10,348)	$ (80)	$ (95,136)
As of December 2019
Assets
Government and agency obligations:
U.S.	$108,200	$ 34,714	$ 21	$142,935
Non-U.S.	33,709	11,108	22	44,839
Loans and securities backed by:
Commercial real estate	–	2,031	191	2,222
Residential real estate	–	5,794	231	6,025
Corporate debt instruments	1,313	26,768	692	28,773
State and municipal obligations	–	680	–	680
Other debt obligations	409	1,074	10	1,493
Equity securities	78,782	489	75	79,346
Commodities	–	3,767	–	3,767
Total	$222,413	$ 86,425	$1,242	$310,080
Liabilities
Government and agency obligations:
U.S.	$ (9,914)	$ (47)	$ –	$ (9,961)
Non-U.S.	(21,213)	(2,205)	(6)	(23,424)
Loans and securities backed by:
Commercial real estate	–	(31)	(1)	(32)
Residential real estate	–	(2)	–	(2)
Corporate debt instruments	(115)	(7,494)	(253)	(7,862)
State and municipal obligations	–	(2)	–	(2)
Equity securities	(23,519)	(212)	(13)	(23,744)
Commodities	–	(6)	–	(6)
Total	$ (54,761)	$ (9,999)	$ (273)	$ (65,033)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

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

	As of December 2020		As of December 2019

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$203		$191
Yield	1.7% to 22.0%	9.0%	2.7% to 21.7%	13.5%
Recovery rate	5.1% to 94.9%	57.7%	11.4% to 81.1%	55.6%
Duration (years)	1.1 to 9.1	5.0	0.3 to 6.6	2.8
Loans and securities backed by residential real estate
Level 3 assets	$131		$231
Yield	0.6% to 15.7%	6.3%	1.2% to 12.0%	5.8%
Cumulative loss rate	3.4% to 45.6%	20.8%	5.4% to 30.4%	16.3%
Duration (years)	0.9 to 16.1	6.5	2.3 to 12.4	5.7
Corporate debt instruments
Level 3 assets	$797		$692
Yield	0.6% to 30.6%	9.5%	0.1% to 20.4%	7.2%
Recovery rate	0.0% to 73.6%	58.7%	0.0% to 69.7%	54.9%
Duration (years)	0.3 to 25.5	4.0	1.7 to 16.6	5.1
Level 3 government and agency obligations, other debt obligations and equity securities were not material as of both December 2020 and December 2019, and therefore are not included in the table above.

132	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of trading cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the trading cash instruments.

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2020 and December 2019. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Year Ended December

$ in millions	2020	2019
Total trading cash instrument assets
Beginning balance	$1,242	$1,689
Net realized gains/(losses)	66	89
Net unrealized gains/(losses)	(143)	(35)
Purchases	796	522
Sales	(411)	(885)
Settlements	(266)	(252)
Transfers into level 3	156	256
Transfers out of level 3	(203)	(142)
Ending balance	$1,237	$1,242
Total trading cash instrument liabilities
Beginning balance	$ (273)	$ (49)
Net realized gains/(losses)	–	10
Net unrealized gains/(losses)	(15)	(236)
Purchases	34	56
Sales	(38)	(35)
Settlements	9	–
Transfers into level 3	(27)	(24)
Transfers out of level 3	230	5
Ending balance	$ (80)	$ (273)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs 2020 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for assets included in the summary table above.

	Year Ended December

$ in millions	2020	2019
Loans and securities backed by commercial real estate
Beginning balance	$ 191	$ 332
Net realized gains/(losses)	11	5
Net unrealized gains/(losses)	(33)	(17)
Purchases	110	49
Sales	(19)	(153)
Settlements	(64)	(48)
Transfers into level 3	25	37
Transfers out of level 3	(18)	(14)
Ending balance	$ 203	$ 191
Loans and securities backed by residential real estate
Beginning balance	$ 231	$ 348
Net realized gains/(losses)	11	14
Net unrealized gains/(losses)	23	28
Purchases	69	111
Sales	(80)	(223)
Settlements	(40)	(37)
Transfers into level 3	5	19
Transfers out of level 3	(88)	(29)
Ending balance	$ 131	$ 231
Corporate debt instruments
Beginning balance	$ 692	$ 912
Net realized gains/(losses)	47	58
Net unrealized gains/(losses)	(118)	(27)
Purchases	551	291
Sales	(233)	(458)
Settlements	(146)	(134)
Transfers into level 3	96	142
Transfers out of level 3	(92)	(92)
Ending balance	$ 797	$ 692
Other
Beginning balance	$ 128	$ 97
Net realized gains/(losses)	(3)	12
Net unrealized gains/(losses)	(15)	(19)
Purchases	66	71
Sales	(79)	(51)
Settlements	(16)	(33)
Transfers into level 3	30	58
Transfers out of level 3	(5)	(7)
Ending balance	$ 106	$ 128
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Year Ended December 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $77 million (reflecting $66 million of net realized gains and $143 million of net unrealized losses) for 2020 included gains/(losses) of $(193) million reported in market making and $116 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for 2020 primarily reflected losses on certain corporate debt instruments, principally driven by wider credit spreads.
Transfers into level 3 trading cash instrument assets during 2020 primarily reflected transfers of certain corporate debt instruments from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 trading cash instrument assets during 2020 primarily reflected transfers of certain corporate debt instruments, and loans and securities backed by residential real estate to level 2, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments.
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

134	Goldman Sachs 2020 Form 10-K

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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both the years ended December 2020 and December 2019, substantially all of the firm’s derivatives were included in the Global Markets segment.
The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated balance sheets, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of December 2020		As of December 2019

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 665	$ 660	$ 476	$ 856
OTC-cleared	18,832	16,809	9,958	8,618
Bilateral OTC	337,998	304,370	266,387	242,046
Total interest rates	357,495	321,839	276,821	251,520
OTC-cleared	4,137	4,517	6,551	6,929
Bilateral OTC	12,418	11,551	14,178	13,860
Total credit	16,555	16,068	20,729	20,789
Exchange-traded	133	22	35	10
OTC-cleared	401	631	411	391
Bilateral OTC	101,830	102,676	79,887	81,613
Total currencies	102,364	103,329	80,333	82,014
Exchange-traded	4,476	4,177	2,390	2,272
OTC-cleared	195	187	180	243
Bilateral OTC	9,320	13,691	8,568	13,034
Total commodities	13,991	18,055	11,138	15,549
Exchange-traded	29,006	31,944	13,499	16,976
Bilateral OTC	47,867	49,072	36,162	39,531
Total equities	76,873	81,016	49,661	56,507
Subtotal	567,278	540,307	438,682	426,379
Accounted for as hedges
OTC-cleared	1	–	–	–
Bilateral OTC	1,346	–	3,182	1
Total interest rates	1,347	–	3,182	1
OTC-cleared	–	87	16	57
Bilateral OTC	4	372	16	153
Total currencies	4	459	32	210
Subtotal	1,351	459	3,214	211
Total gross fair value	$ 568,629	$ 540,766	$ 441,896	$ 426,590
Offset in the consolidated balance sheets
Exchange-traded	$ (29,549)	$ (29,549)	$ (14,159)	$ (14,159)
OTC-cleared	(21,315)	(21,315)	(15,565)	(15,565)
Bilateral OTC	(372,142)	(372,142)	(310,920)	(310,920)
Counterparty netting	(423,006)	(423,006)	(340,644)	(340,644)
OTC-cleared	(1,926)	(720)	(1,302)	(526)
Bilateral OTC	(74,116)	(58,449)	(54,698)	(41,618)
Cash collateral netting	(76,042)	(59,169)	(56,000)	(42,144)
Total amounts offset	$(499,048)	$(482,175)	$(396,644)	$(382,788)
Included in the consolidated balance sheets
Exchange-traded	$ 4,731	$ 7,254	$ 2,241	$ 5,955
OTC-cleared	325	196	249	147
Bilateral OTC	64,525	51,141	42,762	37,700
Total	$ 69,581	$ 58,591	$ 45,252	$ 43,802
Not offset in the consolidated balance sheets
Cash collateral	$ (979)	$ (2,427)	$ (604)	$ (1,603)
Securities collateral	(17,297)	(9,943)	(14,196)	(9,252)
Total	$ 51,305	$ 46,221	$ 30,452	$ 32,947

Goldman Sachs 2020 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Notional Amounts as of December

$ in millions	2020	2019
Not accounted for as hedges
Exchange-traded	$ 3,722,558	$ 4,757,300
OTC-cleared	13,789,571	13,440,376
Bilateral OTC	11,076,460	11,668,171
Total interest rates	28,588,589	29,865,847
OTC-cleared	515,197	396,342
Bilateral OTC	558,813	707,935
Total credit	1,074,010	1,104,277
Exchange-traded	7,413	4,566
OTC-cleared	157,687	134,060
Bilateral OTC	6,041,663	5,926,602
Total currencies	6,206,763	6,065,228
Exchange-traded	242,193	230,018
OTC-cleared	2,315	2,639
Bilateral OTC	206,253	243,228
Total commodities	450,761	475,885
Exchange-traded	948,937	910,099
Bilateral OTC	1,126,572	1,182,335
Total equities	2,075,509	2,092,434
Subtotal	38,395,632	39,603,671
Accounted for as hedges
OTC-cleared	182,311	123,531
Bilateral OTC	6,641	9,714
Total interest rates	188,952	133,245
OTC-cleared	1,767	4,152
Bilateral OTC	14,055	9,247
Total currencies	15,822	13,399
Subtotal	204,774	146,644
Total notional amounts	$38,600,406	$39,750,315
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $20.60 billion as of December 2020 and $9.15 billion as of December 2019, and derivative liabilities of $22.98 billion as of December 2020 and $14.88 billion as of December 2019, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

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

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2020
Assets
Interest rates	$ 297	$ 357,568	$ 977	$ 358,842
Credit	–	13,104	3,451	16,555
Currencies	–	102,221	147	102,368
Commodities	–	13,285	706	13,991
Equities	75	75,054	1,744	76,873
Gross fair value	372	561,232	7,025	568,629
Counterparty netting in levels	(135)	(420,685)	(1,058)	(421,878)
Subtotal	$ 237	$ 140,547	$ 5,967	$ 146,751
Cross-level counterparty netting				(1,128)
Cash collateral netting				(76,042)
Net fair value				$ 69,581
Liabilities
Interest rates	$(229)	$(320,900)	$ (710)	$(321,839)
Credit	–	(14,395)	(1,673)	(16,068)
Currencies	–	(103,303)	(485)	(103,788)
Commodities	–	(17,649)	(406)	(18,055)
Equities	(318)	(78,122)	(2,576)	(81,016)
Gross fair value	(547)	(534,369)	(5,850)	(540,766)
Counterparty netting in levels	135	420,685	1,058	421,878
Subtotal	$(412)	$(113,684)	$(4,792)	$(118,888)
Cross-level counterparty netting				1,128
Cash collateral netting				59,169
Net fair value				$ (58,591)
As of December 2019
Assets
Interest rates	$ 3	$ 279,443	$ 557	$ 280,003
Credit	–	17,204	3,525	20,729
Currencies	–	80,178	187	80,365
Commodities	–	10,648	490	11,138
Equities	21	48,953	687	49,661
Gross fair value	24	436,426	5,446	441,896
Counterparty netting in levels	–	(340,325)	(792)	(341,117)
Subtotal	$ 24	$ 96,101	$ 4,654	$ 100,779
Cross-level counterparty netting				473
Cash collateral netting				(56,000)
Net fair value				$ 45,252
Liabilities
Interest rates	$ (3)	$ (251,050)	$ (468)	$ (251,521)
Credit	–	(19,141)	(1,648)	(20,789)
Currencies	–	(81,826)	(398)	(82,224)
Commodities	–	(15,306)	(243)	(15,549)
Equities	(26)	(53,817)	(2,664)	(56,507)
Gross fair value	(29)	(421,140)	(5,421)	(426,590)
Counterparty netting in levels	–	340,325	792	341,117
Subtotal	$ (29)	$ (80,815)	$ (4,629)	$ (85,473)
Cross-level counterparty netting				(473)
Cash collateral netting				42,144
Net fair value				$ (43,802)

136	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

	As of December 2020		As of December 2019

$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$267		$89
Correlation	(8)% to 81%	56%/60%	(42)% to 81%	52%/60%
Volatility (bps)	31 to 150	65/53	31 to 150	70/61
Credit, net	$1,778		$1,877
Credit spreads (bps)	2 to 699	109/74	1 to 559	96/53
Upfront credit points	7 to 90	40/30	2 to 90	38/32
Recovery rates	25% to 90%	46%/40%	10% to 60%	31%/25%
Currencies, net	$(338)		$(211)
Correlation	20% to 70%	39%/41%	20% to 70%	37%/36%
Volatility	18% to 18%	18%/18%	N/A	N/A
Commodities, net	$300		$247
Volatility	15% to 87%	32%/30%	9% to 57%	26%/25%
Natural gas spread	$(1.00) to $2.13	$(0.13)/ $(0.09)	$(1.93) to $1.69	$(0.16)/ $(0.17)
Oil spread	$8.30 to $11.20	$9.73/ $9.55	$(4.86) to $19.77	$9.82/ $11.15
Equities, net	$(832)		$(1,977)
Correlation	(70)% to 100%	52%/55%	(70)% to 99%	42%/45%
Volatility	3% to 129%	14%/7%	2% to 72%	14%/7%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs 2020 Form 10-K	137

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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December

$ in millions	2020	2019
Total level 3 derivatives, net
Beginning balance	$ 25	$ 590
Net realized gains/(losses)	226	118
Net unrealized gains/(losses)	612	(454)
Purchases	319	444
Sales	(724)	(668)
Settlements	750	236
Transfers into level 3	(40)	7
Transfers out of level 3	7	(248)
Ending balance	$1,175	$ 25
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

138	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for derivatives included in the summary table above.

	Year Ended December

$ in millions	2020	2019
Interest rates, net
Beginning balance	$ 89	$ (109)
Net realized gains/(losses)	12	(24)
Net unrealized gains/(losses)	226	199
Purchases	12	8
Sales	(28)	(13)
Settlements	(34)	40
Transfers into level 3	(13)	–
Transfers out of level 3	3	(12)
Ending balance	$ 267	$ 89
Credit, net
Beginning balance	$ 1,877	$ 1,672
Net realized gains/(losses)	28	42
Net unrealized gains/(losses)	110	273
Purchases	39	146
Sales	(50)	(114)
Settlements	(229)	(251)
Transfers into level 3	47	108
Transfers out of level 3	(44)	1
Ending balance	$ 1,778	$ 1,877
Currencies, net
Beginning balance	$ (211)	$ 461
Net realized gains/(losses)	(8)	(32)
Net unrealized gains/(losses)	(210)	(327)
Purchases	1	11
Sales	(20)	(1)
Settlements	117	(306)
Transfers into level 3	(2)	(14)
Transfers out of level 3	(5)	(3)
Ending balance	$ (338)	$ (211)
Commodities, net
Beginning balance	$ 247	$ 112
Net realized gains/(losses)	(12)	(34)
Net unrealized gains/(losses)	159	219
Purchases	37	25
Sales	(22)	(81)
Settlements	(60)	(6)
Transfers into level 3	(27)	8
Transfers out of level 3	(22)	4
Ending balance	$ 300	$ 247
Equities, net
Beginning balance	$(1,977)	$(1,546)
Net realized gains/(losses)	206	166
Net unrealized gains/(losses)	327	(818)
Purchases	230	254
Sales	(604)	(459)
Settlements	956	759
Transfers into level 3	(45)	(95)
Transfers out of level 3	75	(238)
Ending balance	$ (832)	$(1,977)
Level 3 Rollforward Commentary
Year Ended December 2020.
The net realized and unrealized gains on level 3 derivatives of $838 million (reflecting $226 million of net realized gains and $612 million of net unrealized gains) for 2020 included gains of $900 million reported in market making and losses of $62 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for 2020 were primarily attributable to gains on certain equity derivatives (primarily reflecting the impact of an increase in equity prices), gains on certain interest rate derivatives (primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates), gains on certain commodity derivatives (primarily reflecting the impact of changes in commodity prices), and gains on certain credit derivatives (primarily reflecting the impact of a decrease in interest rates), partially offset by losses on certain currency derivatives (primarily reflecting the impact of changes in foreign exchange rates and a decrease in interest rates).
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during 2020 were not material.
Year Ended December 2019.
The net realized and unrealized losses on level 3 derivatives of $336 million (reflecting $118 million of net realized gains and $454 million of net unrealized losses) for 2019 included losses of $305 million reported in market making and $31 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for 2019 were primarily attributable to losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices), and losses on certain currency derivatives (primarily reflecting the impact of a decrease in interest rates and changes in foreign exchange rates), partially offset by gains on certain credit derivatives (primarily reflecting the impact of a decrease in interest rates), gains on certain commodity derivatives (primarily reflecting the impact of changes in commodity prices), and gains on certain interest rate derivatives (primarily reflecting the impact of a decrease in interest rates).
The drivers of transfers into level 3 derivatives during 2019 were not material.
Transfers out of level 3 derivatives during 2019 primarily reflected transfers of certain equity derivative assets to level 2, principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives.

Goldman Sachs 2020 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2020
Assets
Interest rates	$ 8,913	$20,145	$74,893	$103,951
Credit	822	3,270	3,302	7,394
Currencies	13,887	7,400	9,303	30,590
Commodities	2,998	1,466	488	4,952
Equities	12,182	12,590	1,807	26,579
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,839	$40,413	$86,611	$161,863
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(76,042)
Total OTC derivative assets				$ 64,850
Liabilities
Interest rates	$ 5,687	$11,967	$49,301	$ 66,955
Credit	1,268	3,462	2,177	6,907
Currencies	18,770	7,575	5,775	32,120
Commodities	3,455	1,545	4,315	9,315
Equities	9,702	14,095	3,986	27,783
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,919	$34,186	$62,372	$131,477
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(59,169)
Total OTC derivative liabilities				$ 51,337
As of December 2019
Assets
Interest rates	$ 5,521	$15,183	$57,394	$ 78,098
Credit	678	3,259	3,183	7,120
Currencies	10,236	5,063	6,245	21,544
Commodities	2,507	1,212	302	4,021
Equities	7,332	4,509	1,294	13,135
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$23,011	$25,553	$66,086	$114,650
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(56,000)
Total OTC derivative assets				$ 43,011
Liabilities
Interest rates	$ 3,654	$ 9,113	$36,470	$ 49,237
Credit	1,368	4,052	1,760	7,180
Currencies	12,486	6,906	4,036	23,428
Commodities	2,796	1,950	3,804	8,550
Equities	5,755	7,381	3,367	16,503
Counterparty netting in tenors	(3,263)	(3,673)	(2,332)	(9,268)
Subtotal	$22,796	$25,729	$47,105	$ 95,630
Cross-tenor counterparty netting				(15,639)
Cash collateral netting				(42,144)
Total OTC derivative liabilities				$ 37,847
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

140	Goldman Sachs 2020 Form 10-K

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
As of December 2020, written credit derivatives had a total gross notional amount of $515.85 billion and purchased credit derivatives had a total gross notional amount of $558.18 billion, for total net notional purchased protection of $42.33 billion. As of December 2019, written credit derivatives had a total gross notional amount of $522.57 billion and purchased credit derivatives had a total gross notional amount of $581.76 billion, for total net notional purchased protection of $59.19 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 96,049	$ 5,826	$ 450	$ 2,403	$104,728
1 – 5 years	331,145	17,913	8,801	4,932	362,791
Greater than 5 years	44,132	3,839	272	88	48,331
Total	$471,326	$27,578	$9,523	$ 7,423	$515,850
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$407,315	$19,822	$8,679	$ 7,091	$442,907
Other	$103,604	$ 7,272	$3,619	$ 776	$115,271
Fair Value of Written Credit Derivatives
Asset	$ 10,302	$ 638	$ 256	$ 118	$ 11,314
Liability	1,112	1,119	387	2,001	4,619
Net asset/(liability)	$ 9,190	$ (481)	$ (131)	$ (1,883)	$ 6,695
As of December 2019
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$143,566	$ 7,155	$ 759	$ 2,953	$154,433
1 – 5 years	292,444	10,125	5,482	8,735	316,786
Greater than 5 years	48,109	2,260	427	554	51,350
Total	$484,119	$19,540	$6,668	$12,242	$522,569
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$395,127	$14,492	$5,938	$10,543	$426,100
Other	$149,092	$ 2,617	$1,599	$ 2,354	$155,662
Fair Value of Written Credit Derivatives
Asset	$ 13,103	$ 446	$ 160	$ 202	$ 13,911
Liability	1,239	448	372	3,490	5,549
Net asset/(liability)	$ 11,864	$ (2)	$ (212)	$ (3,288)	$ 8,362
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs 2020 Form 10-K	141

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
The table below presents information about CVA and FVA.

	Year Ended December

$ in millions	2020	2019	2018
CVA, net of hedges	$(143)	$(289)	$ 371
FVA, net of hedges	173	485	(194)
Total	$ 30	$ 196	$ 177
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December

$ in millions	2020	2019
Fair value of assets	$ 1,450	$ 1,148
Fair value of liabilities	(1,220)	(1,717)
Net asset/(liability)	$ 230	$ (569)
Notional amount	$12,548	$11,003
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of December

$ in millions	2020	2019
Net derivative liabilities under bilateral agreements	$43,368	$32,800
Collateral posted	$35,296	$28,510
Additional collateral or termination payments:
One-notch downgrade	$ 481	$ 358
Two-notch downgrade	$ 1,388	$ 1,268
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

142	Goldman Sachs 2020 Form 10-K

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

	Year Ended December

$ in millions	2020	2019	2018
Interest rate hedges	$ 3,862	$ 3,196	$ (1,854)
Hedged borrowings and deposits	$(4,557)	$ (3,657)	$ 1,295
Interest expense	$ 8,938	$17,376	$15,912
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of December 2020
Deposits	$ 17,303	$ 649
Unsecured short-term borrowings	$ 5,976	$ 53
Unsecured long-term borrowings	$115,242	$11,624
As of December 2019
Deposits	$ 19,634	$ 200
Unsecured short-term borrowings	$ 6,008	$ 28
Unsecured long-term borrowings	$ 87,874	$ 7,292
In the table above, cumulative hedging adjustment included $6.34 billion as of December 2020 and $3.48 billion as of December 2019 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $489 million as of December 2020 and $425 million as of December 2019 and substantially all were related to unsecured long-term borrowings.
During 2020, the firm designated certain foreign exchange forward contracts as fair value hedges of the foreign exchange risk of certain available-for-sale
securities included in investments. The carrying value of such securities was $2.09 billion as of December 2020. The effectiveness of such hedges is assessed based on changes in spot rates. The losses on the hedges (relating to both spot and forward points) were $112 million and the gains on the related available-for-sale securities were $110 million, and were included in market making for 2020.
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
The table below presents the gains/(losses) from net investment hedging.

	Year Ended December

$ in millions	2020	2019	2018
Hedges:
Foreign currency forward contract	$(126)	$ 6	$577
Foreign currency-denominated debt	$(297)	$(19)	$ (50)
Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income for 2020 was $61 million (reflecting a gain of $214 million related to hedges and a loss of $153 million on the related net investments in
non-U.S.
operations). The gross and net gains and losses reclassified to earnings from accumulated other comprehensive income were not material for both 2019 and 2018.
The firm had designated $4.97 billion as of December 2020 and $3.05 billion as of December 2019 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.

Goldman Sachs 2020 Form 10-K	143

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
The table below presents information about investments.

	As of December

$ in millions	2020	2019
Equity securities, at fair value	$19,781	$22,163
Debt instruments, at fair value	16,981	16,570
Available-for-sale securities, at fair value	46,016	19,094
Investments, at fair value	82,778	57,827
Held-to-maturity securities	5,301	5,825
Equity method investments	366	285
Total investments	$88,445	$63,937
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity-related investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of December

$ in millions	2020	2019
Equity securities, at fair value	$19,781	$22,163
Equity Type
Public equity	15%	11%
Private equity	85%	89%
Total	100%	100%
Asset Class
Corporate	83%	79%
Real estate	17%	21%
Total	100%	100%
In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $7.14 billion as of December 2020 and $8.23 billion as of December 2019. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $573 million for 2020 and $1.29 billion for 2019. These gains are included in other principal transactions in the consolidated statements of earnings.

•	Equity securities, at fair value included $2.35 billion as of December 2020 and $3.22 billion as of December 2019 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of December

$ in millions	2020	2019
Corporate debt securities	$10,991	$10,838
Securities backed by real estate	1,940	2,619
Money market instruments	2,185	1,681
Other	1,865	1,432
Total	$16,981	$16,570
In the table above:

•	Money market instruments includes time deposits, investments in money market funds, commercial paper and certificates of deposit.

•	Other included $1.31 billion as of December 2020 and $983 million as of December 2019 of investments in credit funds that are measured at NAV.

144	Goldman Sachs 2020 Form 10-K

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2020
Private equity funds	$2,042	$ 557
Credit funds	1,312	680
Hedge funds	102	–
Real estate funds	208	213
Total	$3,664	$1,450
As of December 2019
Private equity funds	$2,767	$ 765
Credit funds	983	820
Hedge funds	125	–
Real estate funds	331	196
Total	$4,206	$1,781
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale
securities that are designated in a hedging relationship.
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2020
Less than 1 year	$ 25	$ 25	0.08%
1 year to 5 years	35,831	36,158	0.70%
5 years to 10 years	7,454	7,732	1.19%
Total U.S. government obligations	43,310	43,915	0.78%
5 years to 10 years	1,739	1,744	0.10%
Greater than 10 years	353	357	0.74%
Total non-U.S. government obligations	2,092	2,101	0.21%
Total available-for-sale securities	$45,402	$46,016	0.76%
As of December 2019
Less than 1 year	$ 25	$ 25	0.10%
1 year to 5 years	14,038	14,016	1.53%
5 years to 10 years	3,505	3,510	1.85%
Greater than 10 years	1,469	1,543	2.65%
Total U.S. government obligations	19,037	19,094	1.68%
Total available-for-sale securities	$19,037	$19,094	1.68%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both December 2020 and December 2019.

•
The firm sold
available-for-sale
securities of $4.49 billion (realized gains of $319 million) during 2020 and $9.58 billion (realized gains of $181 million) during 2019. Such gains were included in the consolidated statements of earnings.

Goldman Sachs 2020 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were $631 million as of December 2020 and $137 million as of December 2019. The gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of both December 2020 and December 2019.

•
Beginning in January 2020,
available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. The firm did not record any provision for credit losses on such securities during 2020 and there was no other-than-temporary impairment during 2019.

Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2020
Government and agency obligations:
U.S.	$43,915	$ –	$ –	$43,915
Non-U.S.	2,109	48	–	2,157
Corporate debt securities	70	5,635	5,286	10,991
Securities backed by real estate	–	942	998	1,940
Money market instruments	781	1,404	–	2,185
Other debt obligations	–	–	497	497
Equity securities	517	7,270	9,642	17,429
Subtotal	$47,392	$15,299	$16,423	$79,114
Investments in funds at NAV				3,664
Total investments				$82,778
As of December 2019
Government and agency obligations:
U.S.	$19,094	$ –	$ –	$19,094
Non-U.S.	–	36	–	36
Corporate debt securities	48	7,325	3,465	10,838
Securities backed by real estate	–	2,024	595	2,619
Money market instruments	732	949	–	1,681
Other debt obligations	–	94	319	413
Equity securities	251	7,786	10,903	18,940
Subtotal	$20,125	$18,214	$15,282	$53,621
Investments in funds at NAV				4,206
Total investments				$57,827
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of December 2020		As of December 2019

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$5,286		$3,465
Yield	4.5% to 19.5%	10.2%	5.5% to 29.8%	12.0%
Recovery rate	10.0% to 70.0%	50.7%	25.0% to 100.0%	68.5%
Duration (years)	3.0 to 7.7	4.2	2.9 to 5.9	5.0
Multiples	0.6x to 29.3x	6.9x	0.6x to 24.4x	7.0x
Securities backed by real estate
Level 3 assets	$998		$595
Yield	8.2% to 52.4%	17.5%	9.4% to 20.3%	16.0%
Recovery rate	21.6% to 57.8%	33.7%	33.1% to 34.4%	33.5%
Duration (years)	0.4 to 3.6	2.7	0.4 to 3.0	0.9
Other debt obligations
Level 3 assets	$497		$319
Yield	1.7% to 6.2%	3.5%	3.4% to 5.2%	4.5%
Duration (years)	0.2 to 10.3	6.4	4.0 to 8.0	6.7
Equity securities
Level 3 assets	$9,642		$10,903
Multiples	0.6x to 27.9x	9.0x	0.8x to 36.0x	8.0x
Discount rate/yield	4.0% to 38.5%	13.5%	2.1% to 20.3%	13.4%
Capitalization rate	3.7% to 14.1%	6.3%	3.6% to 15.1%	6.1%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2020 and December 2019. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

146	Goldman Sachs 2020 Form 10-K

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Year Ended December

$ in millions	2020	2019
Beginning balance	$15,282	$13,548
Net realized gains/(losses)	215	252
Net unrealized gains/(losses)	(443)	1,295
Purchases	1,815	1,322
Sales	(1,550)	(986)
Settlements	(1,570)	(1,192)
Transfers into level 3	4,708	2,646
Transfers out of level 3	(2,034)	(1,603)
Ending balance	$16,423	$15,282
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.
The table below presents information, by product type, for investments included in the summary table above.

	Year Ended December

$ in millions	2020	2019
Corporate debt securities
Beginning balance	$ 3,465	$ 2,540
Net realized gains/(losses)	110	64
Net unrealized gains/(losses)	(96)	198
Purchases	636	297
Sales	(302)	(43)
Settlements	(678)	(274)
Transfers into level 3	2,661	1,106
Transfers out of level 3	(510)	(423)
Ending balance	$ 5,286	$ 3,465
Securities backed by real estate
Beginning balance	$ 595	$ 457
Net realized gains/(losses)	22	27
Net unrealized gains/(losses)	(96)	–
Purchases	233	238
Sales	–	(82)
Settlements	(83)	(98)
Transfers into level 3	327	63
Transfers out of level 3	–	(10)
Ending balance	$ 998	$ 595
Other debt obligations
Beginning balance	$ 319	$ 216
Net realized gains/(losses)	15	1
Net unrealized gains/(losses)	1	1
Purchases	113	118
Sales	–	(9)
Settlements	(45)	(8)
Transfers into level 3	94	–
Ending balance	$ 497	$ 319
Equity securities
Beginning balance	$10,903	$10,335
Net realized gains/(losses)	68	160
Net unrealized gains/(losses)	(252)	1,096
Purchases	833	669
Sales	(1,248)	(852)
Settlements	(764)	(812)
Transfers into level 3	1,626	1,477
Transfers out of level 3	(1,524)	(1,170)
Ending balance	$ 9,642	$10,903
Level 3 Rollforward Commentary
Year Ended December 2020.
The net realized and unrealized losses on level 3 investments of $228 million (reflecting $215 million of net realized gains and $443 million of net unrealized losses) for 2020 included losses of $428 million reported in other principal transactions and $200 million reported in interest income.
The net unrealized losses on level 3 investments for 2020 reflected losses on certain private equity, corporate debt securities and securities backed by real estate, principally driven by corporate performance.

Goldman Sachs 2020 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Transfers into level 3 investments during 2020 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments, and certain unobservable yield and duration inputs becoming significant to the valuation of these instruments) and transfers of certain private equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during 2020 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Transfers into level 3 investments during 2019 primarily reflected transfers of certain private equity securities and corporate debt securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during 2019 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2020
Less than 1 year	$ 501	$ 513	2.53%
1 year to 5 years	2,529	2,695	2.34%
5 years to 10 years	1,531	1,675	2.25%
Total U.S. government obligations	4,561	4,883	2.33%
5 years to 10 years	4	3	2.56%
Greater than 10 years	736	751	1.08%
Total securities backed by real estate	740	754	1.08%
Total held-to-maturity securities	$5,301	$5,637	2.15%
As of December 2019
1 year to 5 years	$3,534	$3,613	2.40%
5 years to 10 years	1,534	1,576	2.25%
Total U.S. government obligations	5,068	5,189	2.35%
Less than 1 year	6	6	4.16%
Greater than 10 years	751	769	1.67%
Total securities backed by real estate	757	775	1.69%
Total held-to-maturity securities	$5,825	$5,964	2.27%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both December 2020 and December 2019.

•	The gross unrealized gains were $340 million as of December 2020 and $141 million as of December 2019. The gross unrealized losses were not material as of both December 2020 and December 2019.

•
Beginning in January 2020,
held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. See Note 3 for further information about the adoption of CECL. Prior to January 2020, such securities were reviewed for other-than-temporary impairment. Provision for credit losses on such securities was not material during 2020 and there was no other-than-temporary impairment during 2019.

148	Goldman Sachs 2020 Form 10-K

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of December 2020
Loan Type
Corporate	$ 44,778	$ 2,751	$1,130	$ 48,659
Wealth management	25,151	7,872	–	33,023
Commercial real estate	17,096	1,961	1,233	20,290
Residential real estate	5,236	494	20	5,750
Consumer:
Installment	3,823	–	–	3,823
Credit cards	4,270	–	–	4,270
Other	3,211	547	416	4,174
Total loans, gross	103,565	13,625	2,799	119,989
Allowance for loan losses	(3,874)	–	–	(3,874)
Total loans	$ 99,691	$13,625	$2,799	$116,115
As of December 2019
Loan Type
Corporate	$ 41,129	$ 3,224	$1,954	$ 46,307
Wealth management	20,116	7,824	–	27,940
Commercial real estate	13,258	1,876	2,609	17,743
Residential real estate	6,132	792	34	6,958
Consumer:
Installment	4,747	–	–	4,747
Credit cards	1,858	–	–	1,858
Other	3,396	670	726	4,792
Total loans, gross	90,636	14,386	5,323	110,345
Allowance for loan losses	(1,441)	–	–	(1,441)
Total loans	$ 89,195	$14,386	$5,323	$108,904
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

•
Commercial Real Estate.
Commercial real estate loans include originated loans (other than those extended to private bank clients) that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans also includes loans extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate. In addition, commercial real estate includes loans purchased by the firm.

•
Residential Real Estate.
Residential real estate loans primarily includes loans extended by the firm to clients (other than those extended to private bank clients) who warehouse assets that are directly or indirectly secured by residential real estate and loans purchased by the firm.

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

Goldman Sachs 2020 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
As of December 2020
Accounting Method
Amortized cost	$ 33,532	$58,250	$11,783	$103,565
Fair value	2,084	5,925	5,616	13,625
Held for sale	224	2,152	423	2,799
Total	$35,840	$66,327	$17,822	$119,989
Loan Type
Corporate	$ 9,478	$38,704	$ 477	$ 48,659
Wealth management	22,098	5,331	5,594	33,023
Real estate:
Commercial	1,792	17,480	1,018	20,290
Residential	636	3,852	1,262	5,750
Consumer:
Installment	–	–	3,823	3,823
Credit cards	–	–	4,270	4,270
Other	1,836	960	1,378	4,174
Total	$35,840	$66,327	$17,822	$119,989
Secured	83%	90%	46%	82%
Unsecured	17%	10%	54%	18%
Total	100%	100%	100%	100%
As of December 2019
Accounting Method
Amortized cost	$30,266	$51,222	$ 9,148	$ 90,636
Fair value	2,844	5,174	6,368	14,386
Held for sale	323	4,368	632	5,323
Total	$33,433	$60,764	$16,148	$110,345
Loan Type
Corporate	$10,507	$35,509	$ 291	$ 46,307
Wealth management	20,001	3,576	4,363	27,940
Real estate:
Commercial	306	15,997	1,440	17,743
Residential	244	4,600	2,114	6,958
Consumer:
Installment	–	–	4,747	4,747
Credit cards	–	–	1,858	1,858
Other	2,375	1,082	1,335	4,792
Total	$33,433	$60,764	$16,148	$110,345
Secured	83%	91%	54%	83%
Unsecured	17%	9%	46%	17%
Total	100%	100%	100%	100%
In the table above, other/unrated loans include installment and credit card loans of $8.09 billion as of December 2020 and $6.61 billion as of December 2019 for which an important credit-quality indicator is the Fair Isaac Corporation (FICO) credit score (which measures a borrower’s creditworthiness by considering factors such as payment and credit history). FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores. The vast majority of the remaining loans of $9.73 billion as of December 2020 and $9.54 billion as of December 2019 included in the other/unrated category are secured. These loans primarily consist of wealth management loans backed by residential real estate and securities, and purchased real estate-backed loans. The firm’s risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 85% of loans as of December 2020 and 91% of loans as of December 2019 that were rated pass/non-criticized.

150	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Vintage.
The table below presents gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of December 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other/ Unrated	Total
2020	$ 1,978	$ 7,545	$ 140	$ 9,663
2019	889	6,106	–	6,995
2018	2,076	3,555	–	5,631
2017	851	3,083	–	3,934
2016	268	1,262	–	1,530
2015 or earlier	351	2,073	–	2,424
Revolving	2,662	11,891	48	14,601
Corporate	9,075	35,515	188	44,778
2020	497	313	–	810
2019	723	403	–	1,126
2018	298	87	–	385
2017	377	30	–	407
2016	22	20	–	42
2015 or earlier	531	264	–	795
Revolving	18,077	2,085	1,424	21,586
Wealth management	20,525	3,202	1,424	25,151
2020	848	3,071	55	3,974
2019	76	1,965	–	2,041
2018	137	2,164	25	2,326
2017	26	1,734	12	1,772
2016	–	165	9	174
2015 or earlier	–	775	526	1,301
Revolving	461	5,047	–	5,508
Commercial real estate	1,548	14,921	627	17,096
2020	402	976	115	1,493
2019	–	90	271	361
2018	–	123	249	372
2017	9	83	152	244
2016	–	1	–	1
2015 or earlier	–	–	70	70
Revolving	225	2,470	–	2,695
Residential real estate	636	3,743	857	5,236
2020	242	84	466	792
2019	–	67	29	96
2018	–	46	–	46
2017	–	8	–	8
Revolving	1,506	664	99	2,269
Other	1,748	869	594	3,211
Total	$33,532	$58,250	$3,690	$95,472
Percentage of total	35%	61%	4%	100%
In the table above, revolving loans which converted to term loans were not material as of December 2020.
The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

	As of December 2020

$ in millions	Greater than or equal to 660	Less than 660	Total
2020	$1,321	$ 38	$1,359
2019	1,225	132	1,357
2018	792	150	942
2017	128	30	158
2016	6	1	7
Installment	3,472	351	3,823
Credit cards	3,398	872	4,270
Total consumer	$6,870	$1,223	$8,093
Percentage of total:
Installment	91%	9%	100%
Credit cards	80%	20%	100%
Total consumer	85%	15%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of December 2020
Corporate	$ 48,659	60%	31%	9%	100%
Wealth management	33,023	88%	10%	2%	100%
Commercial real estate	20,290	71%	19%	10%	100%
Residential real estate	5,750	88%	9%	3%	100%
Consumer:
Installment	3,823	100%	–	–	100%
Credit cards	4,270	100%	–	–	100%
Other	4,174	81%	17%	2%	100%
Total	$119,989	75%	19%	6%	100%
As of December 2019
Corporate	$ 46,307	60%	31%	9%	100%
Wealth management	27,940	88%	9%	3%	100%
Commercial real estate	17,743	69%	21%	10%	100%
Residential real estate	6,958	90%	9%	1%	100%
Consumer:
Installment	4,747	100%	–	–	100%
Credit cards	1,858	100%	–	–	100%
Other	4,792	87%	12%	1%	100%
Total	$110,345	73%	21%	6%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of December 2020 were 17% for diversified industrials (17% as of December 2019), 17% for technology, media & telecommunications (17% as of December 2019), 13% for funds (9% as of December 2019), 12% for natural resources & utilities (12% as of December 2019), and 10% for financial institutions (10% as of December 2019).

Goldman Sachs 2020 Form 10-K	151

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
In response to the global outbreak of the coronavirus
(COVID-19)
pandemic, the firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended, and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. As of December 2020, the firm had $184 million of loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance.
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of December 2020
Corporate	$ –	$294	$294
Wealth management	58	34	92
Commercial real estate	49	183	232
Residential real estate	4	23	27
Consumer:
Installment	42	16	58
Credit cards	46	31	77
Other	20	4	24
Total	$219	$585	$804
Total divided by gross loans at amortized cost			0.8%
As of December 2019
Corporate	$197	$ 42	$239
Wealth management	13	15	28
Commercial real estate	54	123	177
Residential real estate	19	18	37
Consumer:
Installment	71	29	100
Credit cards	35	4	39
Other	6	1	7
Total	$395	$232	$627
Total divided by gross loans at amortized cost			0.7%
The table below presents information about nonaccrual loans.

	As of December

$ in millions	2020	2019
Corporate	$2,651	$1,122
Wealth management	61	52
Commercial real estate	649	175
Residential real estate	25	143
Installment	44	38
Other	122	–
Total	$3,552	$1,530
Total divided by gross loans at amortized cost	3.4%	1.7%
In the table above:

•	Nonaccrual loans included $533 million as of December 2020 and $429 million as of December 2019 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both December 2020 and December 2019.

•
Nonaccrual loans included $315 million as of December 2020 and $251 million as of December 2019 of corporate and commercial real estate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were not material as of both December 2020 and December 2019. Installment loans that were modified in a troubled debt restructuring were not material as of both December 2020 and December 2019.

152	Goldman Sachs 2020 Form 10-K

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
Under CECL, the allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loan and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features. The forecasts include baseline, favorable and adverse economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear
modeled approach. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios described below. The firm applies judgment in weighing individual scenarios each quarter based on a variety of factors, including the firm’s internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends.
The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk.
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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of December

	2020		2019

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 44,778	$127,756	$41,129	$127,226
Wealth management	25,151	2,314	20,116	2,198
Commercial real estate	17,096	4,154	12,803	3,207
Residential real estate	5,236	1,804	4,965	759
Other	3,211	4,841	3,396	3,029
Consumer
Installment	3,823	4	4,747	12
Credit cards	4,270	21,640	1,858	13,669
PCI	–	–	1,622	–
Total	$103,565	$162,513	$90,636	$150,100

Goldman Sachs 2020 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above, wholesale loans included $3.51 billion as of December 2020 and $1.49 billion as of December 2019 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $649 million as of December 2020 and $207 million as of December 2019. These loans included $584 million as of December 2020 and $754 million as of December 2019 of loans which did not require a reserve as the loan was deemed to be recoverable.
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
charged-off
when they are 180 days past due.

154	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	PCI	Total
Year Ended December 2020
Allowance for loan losses
Beginning balance, reported	$ 879	$ 393	$ 169	$1,441
Impact of CECL adoption	452	444	(169)	727
Beginning balance, adjusted	1,331	837	–	2,168
Net charge-offs	(615)	(292)	–	(907)
Provision	2,108	745	–	2,853
Other	(240)	–	–	(240)
Ending balance	$2,584	$1,290	$ –	$3,874
Allowance ratio	2.7%	15.9%	–	3.7%
Net charge-off ratio	0.6%	4.2%	–	0.9%
Allowance for losses on lending commitments
Beginning balance, reported	$ 361	$ –	$ –	$ 361
Impact of CECL adoption	(48)	–	–	(48)
Beginning balance, adjusted	313	–	–	313
Provision	244	–	–	244
Ending balance	$ 557	$ –	$ –	$ 557
Year Ended December 2019
Allowance for loan losses
Beginning balance	$ 658	$ 292	$ 116	$1,066
Net charge-offs	(121)	(317)	(52)	(490)
Provision	469	418	103	990
Other	(127)	–	2	(125)
Ending balance	$ 879	$ 393	$ 169	$1,441
Allowance ratio	1.1%	6.0%	10.4%	1.6%
Net charge-off ratio	0.2%	6.2%	3.2%	0.6%
Allowance for losses on lending commitments
Beginning balance	$ 286	$ –	$ –	$ 286
Provision	75	–	–	75
Ending balance	$ 361	$ –	$ –	$ 361
In the table above:

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing net charge-offs by average gross loans accounted for at amortized cost.
Allowance for Credit Losses Rollforward Commentary
Year Ended December 2020.
The allowance for credit losses increased by $2.63 billion during 2020.
The impact of CECL adoption for wholesale and consumer loans was driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and also considers forecasts of expected future economic conditions. The impact of CECL adoption for PCI loans was as a result of the firm electing to apply the fair value option for such loans.
The provision for credit losses for wholesale and consumer loans reflected the continued impact of the
COVID-19
pandemic on economic conditions, which resulted in higher modeled expected losses and lower recoveries. The allowance for loan losses ratio for wholesale loans increased to 2.7% as of December 2020 compared with 1.1% as of December 2019, while the allowance for loan losses ratio for consumer loans increased to 15.9% as of December 2020 compared with 6.0% as of December 2019. The increase in the allowance for loan losses ratios reflected both the impact of adopting the CECL standard, as well as higher provision for credit losses.
When modeling expected credit losses, the firm employs a weighted, multivariate forecast, which includes baseline, adverse and favorable economic scenarios. As of December 2020, the forecasted economic scenarios were most heavily weighted towards the baseline and adverse scenarios. The forecast model incorporated adjustments to reflect the impact of
COVID-19-related
economic support programs provided by national governments.

Goldman Sachs 2020 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the forecasted range (across the baseline, adverse and favorable scenarios) of the U.S. unemployment and U.S. GDP growth rates used in the forecast model as of December 2020.

	U.S. Unemployment Rate	Growth/(Decline) in U.S. GDP
Forecast for the quarter ended:
June 2021	6.0% to 12.0%	(0.2)% to (8.1)%
December 2021	5.3% to 8.3%	2.7% to (4.1)%
June 2022	4.9% to 6.9%	4.4% to (1.8)%
In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth/(decline) in U.S. GDP represents the change in quarterly U.S. GDP relative to the U.S. GDP for the fourth quarter of 2019 (pre-pandemic levels).

•	Recovery of quarterly U.S. GDP to its pre-pandemic levels in the three scenarios ranges from the quarters ending September 2021 to March 2023.

•
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

In addition, the provision for credit losses for wholesale loans was impacted by asset-specific provisions and ratings downgrades primarily related to borrowers in the diversified industrials, technology, media & communications and natural resources industries. Besides the weaker economic outlook related to the
COVID-19
pandemic, the provision for credit losses for consumer loans for 2020 was also impacted by the growth of the credit card portfolio.
Net charge-offs for 2020 for wholesale loans were substantially all related to corporate loans and net charge-offs for consumer loans were primarily related to installment loans.
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
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2020
Loan Type
Corporate	$ –	$ 1,822	$ 929	$ 2,751
Wealth management	–	7,809	63	7,872
Commercial real estate	–	857	1,104	1,961
Residential real estate	–	234	260	494
Other	–	225	322	547
Total	$ –	$10,947	$2,678	$13,625
As of December 2019
Loan Type
Corporate	$ –	$ 2,472	$ 752	$ 3,224
Wealth management	–	7,764	60	7,824
Commercial real estate	–	1,285	591	1,876
Residential real estate	–	571	221	792
Other	–	404	266	670
Total	$ –	$12,496	$1,890	$14,386
The gains as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $151 million for 2020 and $355 million for 2019. These gains were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.

156	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of December 2020		As of December 2019

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$929		$752
Yield	1.1% to 45.2%	12.4%	1.9% to 26.3%	9.5%
Recovery rate	15.0% to 58.0%	31.0%	13.5% to 78.0%	44.4%
Duration (years)	1.5 to 5.3	3.4	3.7 to 5.8	3.9
Commercial real estate
Level 3 assets	$1,104		$591
Yield	4.5% to 19.3%	11.0%	7.0% to 16.0%	9.3%
Recovery rate	3.0% to 99.8%	66.5%	5.9% to 85.2%	48.6%
Duration (years)	0.3 to 4.8	2.6	0.2 to 5.3	3.5
Residential real estate
Level 3 assets	$260		$221
Yield	2.0% to 14.0%	12.1%	1.1% to 14.0%	11.5%
Duration (years)	0.6 to 2.6	1.7	1.1 to 4.8	4.0
Wealth management and other
Level 3 assets	$385		$326
Yield	2.8% to 18.7%	8.0%	3.9% to 16.0%	9.9%
Duration (years)	0.9 to 5.5	4.1	1.6 to 6.7	3.7
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2020 and December 2019. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Year Ended December

$ in millions	2020	2019
Beginning balance	$1,890	$1,990
Net realized gains/(losses)	72	46
Net unrealized gains/(losses)	87	85
Purchases	670	249
Sales	(50)	(14)
Settlements	(727)	(795)
Transfers into level 3	836	444
Transfers out of level 3	(100)	(115)
Ending balance	$2,678	$1,890
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

Goldman Sachs 2020 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by loan type, for loans included in the summary table above.

	Year Ended December

$ in millions	2020	2019
Corporate
Beginning balance	$ 752	$ 659
Net realized gains/(losses)	22	5
Net unrealized gains/(losses)	(22)	(27)
Purchases	277	151
Sales	(38)	–
Settlements	(125)	(298)
Transfers into level 3	163	290
Transfers out of level 3	(100)	(28)
Ending balance	$ 929	$ 752
Commercial real estate
Beginning balance	$ 591	$ 677
Net realized gains/(losses)	24	20
Net unrealized gains/(losses)	60	28
Purchases	334	11
Sales	(5)	(9)
Settlements	(366)	(229)
Transfers into level 3	466	94
Transfers out of level 3	–	(1)
Ending balance	$1,104	$ 591
Residential real estate
Beginning balance	$ 221	$ 290
Net realized gains/(losses)	13	15
Net unrealized gains/(losses)	10	26
Purchases	48	58
Sales	(2)	(5)
Settlements	(78)	(137)
Transfers into level 3	48	60
Transfers out of level 3	–	(86)
Ending balance	$ 260	$ 221
Wealth management and other
Beginning balance	$ 326	$ 364
Net realized gains/(losses)	13	6
Net unrealized gains/(losses)	39	58
Purchases	11	29
Sales	(5)	–
Settlements	(158)	(131)
Transfers into level 3	159	–
Ending balance	$ 385	$ 326
Level 3 Rollforward Commentary
Year Ended December 2020.
The net realized and unrealized gains on level 3 loans of $159 million (reflecting $72 million of net realized gains and $87 million of net unrealized gains) for 2020 included gains of $135 million reported in other principal transactions and $24 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for 2020 were not material.
Transfers into level 3 loans during 2020 reflected transfers of certain loans backed by commercial real estate, corporate loans, and wealth management and other loans from level 2, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments.
Transfers out of level 3 loans during 2020 reflected transfers of certain corporate loans to level 2, principally due to duration and yield inputs no longer being significant to the valuation of these loans and increased price transparency as a result of increased market evidence, including market transactions in these instruments.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of December 2020
Amortized cost	$99,691	$52,793	$48,512	$101,305
Held for sale	$ 2,799	$ 1,541	$ 1,271	$ 2,812
As of December 2019
Amortized cost	$89,195	$52,091	$37,095	$ 89,186
Held for sale	$ 5,323	$ 4,157	$ 1,252	$ 5,409

158	Goldman Sachs 2020 Form 10-K

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

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2020
Assets
Resale agreements	$ –	$ 108,060	$ –	$ 108,060
Securities borrowed	–	28,898	–	28,898
Customer and other receivables	–	82	–	82
Total	$ –	$ 137,040	$ –	$ 137,040
Liabilities
Deposits	$ –	$ (11,955)	$ (4,221)	$ (16,176)
Repurchase agreements	–	(126,569)	(2)	(126,571)
Securities loaned	–	(1,053)	–	(1,053)
Other secured financings	–	(20,652)	(3,474)	(24,126)
Unsecured borrowings:
Short-term	–	(19,227)	(7,523)	(26,750)
Long-term	–	(28,335)	(12,576)	(40,911)
Other liabilities	–	(1)	(262)	(263)
Total	$ –	$(207,792)	$(28,058)	$(235,850)
As of December 2019
Assets
Resale agreements	$ –	$ 85,691	$ –	$ 85,691
Securities borrowed	–	26,279	–	26,279
Customer and other receivables	–	53	–	53
Total	$ –	$ 112,023	$ –	$ 112,023
Liabilities
Deposits	$ –	$ (13,742)	$ (4,023)	$ (17,765)
Repurchase agreements	–	(117,726)	(30)	(117,756)
Securities loaned	–	(714)	–	(714)
Other secured financings	–	(17,685)	(386)	(18,071)
Unsecured borrowings:
Short-term	–	(20,300)	(5,707)	(26,007)
Long-term	–	(32,920)	(10,741)	(43,661)
Other liabilities	–	(1)	(149)	(150)
Total	$ –	$ (203,088)	$ (21,036)	$ (224,124)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both December 2020 and December 2019.

Goldman Sachs 2020 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of December 2020:

•	Yield: 1.4% to 7.1% (weighted average: 2.7%)

•	Duration: 1.4 to 8.0 years (weighted average: 4.0 years)
As of December 2019:

•	Yield: 3.3% to 4.2% (weighted average: 3.5%)

•	Duration: 0.6 to 2.1 years (weighted average: 1.0 year)
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
Repurchase Agreements.
As of both December 2020 and December 2019, the firm’s level 3 repurchase agreements were not material.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Year Ended December

$ in millions	2020	2019
Beginning balance	$(21,036)	$(19,397)
Net realized gains/(losses)	(317)	(337)
Net unrealized gains/(losses)	(1,301)	(2,254)
Issuances	(18,123)	(9,892)
Settlements	15,373	11,104
Transfers into level 3	(3,575)	(877)
Transfers out of level 3	921	617
Ending balance	$(28,058)	$(21,036)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

160	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Year Ended December

$ in millions	2020	2019
Deposits
Beginning balance	$ (4,023)	$ (3,168)
Net realized gains/(losses)	1	(3)
Net unrealized gains/(losses)	(319)	(473)
Issuances	(4,049)	(932)
Settlements	4,168	452
Transfers into level 3	(57)	(28)
Transfers out of level 3	58	129
Ending balance	$ (4,221)	$ (4,023)
Repurchase agreements
Beginning balance	$ (30)	$ (29)
Net unrealized gains/(losses)	(2)	(4)
Settlements	30	3
Ending balance	$ (2)	$ (30)
Other secured financings
Beginning balance	$ (386)	$ (170)
Net realized gains/(losses)	13	36
Net unrealized gains/(losses)	(142)	(52)
Issuances	(1,195)	(28)
Settlements	368	19
Transfers into level 3	(2,132)	(191)
Ending balance	$ (3,474)	$ (386)
Unsecured short-term borrowings
Beginning balance	$ (5,707)	$ (4,076)
Net realized gains/(losses)	(132)	(120)
Net unrealized gains/(losses)	(215)	(484)
Issuances	(6,634)	(5,410)
Settlements	5,029	4,333
Transfers into level 3	(629)	(173)
Transfers out of level 3	765	223
Ending balance	$ (7,523)	$ (5,707)
Unsecured long-term borrowings
Beginning balance	$(10,741)	$(11,823)
Net realized gains/(losses)	(229)	(278)
Net unrealized gains/(losses)	(510)	(1,223)
Issuances	(6,215)	(3,494)
Settlements	5,778	6,297
Transfers into level 3	(757)	(485)
Transfers out of level 3	98	265
Ending balance	$(12,576)	$(10,741)
Other liabilities
Beginning balance	$ (149)	$ (131)
Net realized gains/(losses)	30	28
Net unrealized gains/(losses)	(113)	(18)
Issuances	(30)	(28)
Ending balance	$ (262)	$ (149)
Level 3 Rollforward Commentary
Year Ended December 2020.
The net realized and unrealized losses on level 3 other financial liabilities of $1.62 billion (reflecting $317 million of net realized losses and $1.30 billion of net unrealized losses) for 2020 included losses of $1.44 billion reported in market making, $28 million reported in other principal transactions and $15 million reported in interest expense in the consolidated statements of earnings, and $139 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The unrealized losses on level 3 other financial liabilities for 2020 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings, principally due to an increase in global equity prices, and losses on certain hybrid financial instruments included in deposits, principally due to an increase in the market value of the underlying assets.
Transfers into level 3 other financial liabilities during 2020 primarily reflected transfers of certain other secured financings from level 2, principally due to reduced price transparency of certain yield and duration inputs used to value these instruments, and certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2, principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments.
Transfers out of level 3 other financial liabilities during 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2, principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments.
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

Goldman Sachs 2020 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Gains and Losses on Other Financial Assets and Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the election to apply the fair value option to certain financial assets and liabilities.

	Year Ended December

$ in millions	2020	2019	2018
Unsecured short-term borrowings	$ 206	$(3,365)	$1,443
Unsecured long-term borrowings	(2,804)	(5,251)	926
Other	(563)	(883)	308
Total	$(3,161)	$(9,499)	$2,677
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for 2020, 2019 and 2018. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both December 2020 and December 2019.
The fair value of unsecured long-term borrowings, for which the fair value option was elected, exceeded the aggregate contractual principal amount by $445 million as of December 2020 and $199 million as of December 2019. The amounts above include both principal-protected and non-principal-protected
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

	Year Ended December

$ in millions	2020	2019	2018
DVA (pre-tax)	$(347)	$(2,763)	$3,389
DVA (net of tax)	$(261)	$(2,079)	$2,553
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•	The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for 2020, 2019 and 2018.

162	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of December

$ in millions	2020	2019
Performing loans
Aggregate contractual principal in excess of fair value	$ 958	$ 809
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$10,526	$6,703
Aggregate fair value	$ 3,519	$2,776
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $25 million as of December 2020 and $24 million as of December 2019, and the related total contractual amount of these lending commitments was $1.64 billion as of December 2020 and $1.55 billion as of December 2019. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(106) million for 2020, $134 million for 2019 and $211 million for 2018. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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

Goldman Sachs 2020 Form 10-K	163

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
Securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2020 and December 2019.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2020
Included in the consolidated balance sheets
Gross carrying value	$205,817	$ 147,593	$ 224,328	$ 27,054
Counterparty netting	(97,757)	(5,433)	(97,757)	(5,433)
Total	108,060	142,160	126,571	21,621
Amounts not offset
Counterparty netting	(8,920)	(3,525)	(8,920)	(3,525)
Collateral	(96,140)	(132,893)	(116,819)	(17,693)
Total	$ 3,000	$ 5,742	$ 832	$ 403
As of December 2019
Included in the consolidated balance sheets
Gross carrying value	$152,982	$ 140,677	$ 185,047	$ 19,591
Counterparty netting	(67,291)	(4,606)	(67,291)	(4,606)
Total	85,691	136,071	117,756	14,985
Amounts not offset
Counterparty netting	(3,058)	(2,211)	(3,058)	(2,211)
Collateral	(78,528)	(127,901)	(114,065)	(12,614)
Total	$ 4,105	$ 5,959	$ 633	$ 160
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $28.90 billion as of December 2020 and $26.28 billion as of December 2019, and securities loaned of $1.05 billion as of December 2020 and $714 million as of December 2019 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

164	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2020
Money market instruments	$ 88	$ –
U.S. government and agency obligations	121,751	–
Non-U.S. government and agency obligations	79,159	1,634
Securities backed by commercial real estate	65	–
Securities backed by residential real estate	121	–
Corporate debt securities	6,364	46
State and municipal obligations	92	–
Other debt obligations	20	–
Equity securities	16,668	25,374
Total	$224,328	$27,054
As of December 2019
Money market instruments	$ 158	$ –
U.S. government and agency obligations	112,903	–
Non-U.S. government and agency obligations	55,575	1,051
Securities backed by commercial real estate	210	–
Securities backed by residential real estate	1,079	–
Corporate debt securities	6,857	122
State and municipal obligations	242	–
Other debt obligations	196	–
Equity securities	7,827	18,418
Total	$185,047	$19,591
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of December 2020

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$117,623	$18,533
2 - 30 days	66,570	3,781
31 - 90 days	17,479	21
91 days - 1 year	20,339	4,719
Greater than 1 year	2,317	–
Total	$224,328	$27,054
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $12.31 billion as of December 2020 and $10.91 billion as of December 2019.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of December 2020 and primarily classified in level 2 as of December 2019.

Goldman Sachs 2020 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2020
Other secured financings (short-term):
At fair value	$ 6,371	$ 6,847	$13,218
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,632	4,276	10,908
At amortized cost	914	715	1,629
Total other secured financings	$13,917	$11,838	$25,755
Other secured financings collateralized by:
Financial instruments	$ 6,841	$10,068	$16,909
Other assets	$ 7,076	$ 1,770	$ 8,846
As of December 2019
Other secured financings (short-term):
At fair value	$ 2,754	$ 4,441	$ 7,195
At amortized cost	129	–	129
Other secured financings (long-term):
At fair value	7,402	3,474	10,876
At amortized cost	397	680	1,077
Total other secured financings	$10,682	$ 8,595	$19,277
Other secured financings collateralized by:
Financial instruments	$ 4,826	$ 7,189	$12,015
Other assets	$ 5,856	$ 1,406	$ 7,262
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

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 1.27% as of December 2020 and 2.79% as of December 2019. These rates include the effect of hedging activities.

•
Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.40% as of December 2020 and 0.39% as of December 2019. These rates include the effect of hedging activities.

•
Total other secured financings included $2.05 billion as of December 2020 and $2.16 billion as of December 2019 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.26 billion as of December 2020 and $2.21 billion as of December 2019.

•
Other secured financings collateralized by financial instruments included $11.28 billion as of December 2020 and $9.09 billion as of December 2019 of other secured financings collateralized by trading assets, investments and loans, and included $5.63 billion as of December 2020 and $2.93 billion as of December 2019 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of December 2020
Other secured financings (short-term)	$13,218
Other secured financings (long-term):
2022	4,292
2023	2,102
2024	1,384
2025	1,286
2026 - thereafter	3,473
Total other secured financings (long-term)	12,537
Total other secured financings	$25,755
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

166	Goldman Sachs 2020 Form 10-K

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

	As of December

$ in millions	2020	2019
Collateral available to be delivered or repledged	$864,494	$661,490
Collateral that was delivered or repledged	$723,409	$558,634
The table below presents information about assets pledged.

As of December

$ in millions	2020	2019
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 69,031	$ 66,605
Investments	$ 13,375	$ 10,968
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$ 99,142	$ 101,578
Investments	$ 2,331	$ 849
Loans	$ 8,320	$ 6,628
Other assets	$ 14,144	$ 12,337
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $32.97 billion as of December 2020 and $26.76 billion as of December 2019.
Note 12.
Other Assets
The table below presents other assets by type.

	As of December

$ in millions	2020	2019
Property, leasehold improvements and equipment	$23,147	$21,886
Goodwill	4,332	4,196
Identifiable intangible assets	630	641
Operating lease right-of-use assets	2,280	2,360
Income tax-related assets	2,960	2,068
Miscellaneous receivables and other	4,096	3,731
Total	$37,445	$34,882
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $10.12 billion as of December 2020 and $9.95 billion as of December 2019. Property, leasehold improvements and equipment included $6.54 billion as of December 2020 and $6.16 billion as of December 2019 that the firm uses in connection with its operations, and $318 million as of December 2020 and $521 million as of December 2019 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value.
During 2020, there were $171 million of impairments, primarily relating to properties held by the firm’s investment entities. There were no material impairments during 2019 or 2018.

Goldman Sachs 2020 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of December

$ in millions	2020	2019
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,644	2,508
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,332	$4,196
In the table above, the increase in goodwill in Equities from December 2019 to December 2020 reflects the acquisition of Folio Financial, Inc. during 2020.
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
During 2020, the outbreak of the COVID-19 pandemic broadly impacted the operating environment. Uncertainty about the COVID-19 pandemic and its continued impact persisted throughout the year. As a result, the firm performed a qualitative assessment in each of the first, second and third quarters of 2020 with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. Based on these qualitative assessments, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value, and that the impact of the COVID-19 pandemic, in each quarter, was not a triggering event to perform a quantitative test.
In the fourth quarter of 2020, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units, by performing a qualitative assessment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the quantitative test performed in the fourth quarter of 2019.

168	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm considered the following factors in the qualitative annual assessment when evaluating whether it was more likely than not that the estimated fair value of a reporting unit was less than its estimated carrying value:

•
Performance Indicators.
During 2020, the firm’s net revenues, diluted earnings per common share (EPS), return on average common shareholders’ equity (ROE) and book value per common share all increased compared with 2019. The firm’s operating expenses increased, primarily reflecting significantly higher net provisions for litigation and regulatory proceedings and higher compensation and benefits expenses (reflecting improved financial performance). Despite the increase in expenses, the efficiency ratio (total operating expenses divided by total net revenues) improved compared with 2019 and the pre-tax margin remained stable. In addition, with the exception of net provisions for litigation and regulatory proceedings, there were no significant changes to the firm’s overall cost structure since the prior quantitative goodwill test was performed.

•
Macroeconomic Indicators.
The impact of the
COVID-19
pandemic caused a sharp contraction in economic activity in early 2020. However, intervention by central banks and governments, which undertook significant monetary and fiscal policy actions, allowed the global economy to make progress towards recovery during the second half of 2020. The global economy is expected to continue to recover in 2021 and beyond, although there remains significant uncertainty related to the impact and duration of the COVID-19 pandemic.

•
Firm and Industry Events.
Aside from the impact of the COVID-19 pandemic on the firm and its peers’ operating environment, there were no events, entity-specific or otherwise, that would have had a significant negative impact on the valuation of the firm’s reporting units.

•
Fair Value Indicators.
Since the 2019 quantitative goodwill test, fair value indicators in the market generally declined as of the third quarter of 2020, as global equity prices were lower, credit spreads were wider, and the firm and its peers’ stock prices and price-to-book multiples were lower. However, in the fourth quarter of 2020, the improving global economic outlook, investor sentiment and positive developments for COVID-19 vaccines resulted in higher global equity prices and tighter credit spreads compared to the levels at the end of 2019. Similarly, the firm’s stock price and price-to-book multiple ended the year higher compared with the end of 2019.

As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of December

$ in millions	2020	2019
By Reporting Unit
Global Markets:
FICC	$ 2	$ 3
Equities	45	–
Asset Management	274	265
Consumer & Wealth Management:
Consumer banking	6	7
Wealth management	303	366
Total	$ 630	$ 641
By Type
Customer lists
Gross carrying value	$ 1,478	$ 1,427
Accumulated amortization	(1,089)	(1,044)
Net carrying value	389	383
Acquired leases and other
Gross carrying value	710	790
Accumulated amortization	(469)	(532)
Net carrying value	241	258
Total gross carrying value	2,188	2,217
Total accumulated amortization	(1,558)	(1,576)
Total net carrying value	$ 630	$ 641
The firm acquired $155 million of intangible assets during 2020, primarily related to acquired leases and customer lists, with a weighted average amortization period of 10 years. The firm acquired $515 million of intangible assets during 2019, primarily related to customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Year Ended December

$ in millions	2020	2019	2018
Amortization	$147	$173	$152

$ in millions	As of December 2020
Estimated future amortization
2021	$111
2022	$ 94
2023	$ 84
2024	$ 68
2025	$ 49

Goldman Sachs 2020 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm tests intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during 2020, 2019 or 2018.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $182 million for 2020 and $963 million (primarily related to the firm’s new European headquarters in London) for 2019 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during 2020 and 2019. See Note 3 for further information about ASU No. 2016-02 which was adopted in January 2019.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $678 million as of December 2020 and $606 million as of December 2019.

•
Assets classified as held for sale of $437 million as of December 2020 and $470 million as of December 2019 related to the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2020
Consumer deposits	$ 67,395	$29,530	$ 96,925
Private bank deposits	67,185	1,183	68,368
Brokered certificates of deposit	–	30,060	30,060
Deposit sweep programs	22,987	–	22,987
Transaction banking	28,852	–	28,852
Other deposits	–	12,770	12,770
Total	$186,419	$73,543	$259,962
As of December 2019
Consumer deposits	$ 44,973	$15,023	$ 59,996
Private bank deposits	53,726	2,087	55,813
Brokered certificates of deposit	–	39,449	39,449
Deposit sweep programs	17,760	–	17,760
Transaction banking	2,291	235	2,526
Other deposits	–	14,475	14,475
Total	$118,750	$71,269	$190,019
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $16.18 billion as of December 2020 and $17.77 billion as of December 2019 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.3 years as of December 2020 and 1.7 years as of December 2019.

•
Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of December 2020, the firm had 12 such deposit sweep program agreements.

170	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $123.03 billion as of December 2020 and $103.98 billion as of December 2019.

•	Deposits insured by non-U.S. insurance programs were $27.52 billion as of December 2020 and $15.86 billion as of December 2019.
The table below presents the location of deposits.

	As of December

$ in millions	2020	2019
U.S. offices	$206,356	$150,759
Non-U.S. offices	53,606	39,260
Total	$259,962	$190,019
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of December 2020

$ in millions	U.S.	Non-U.S.	Total
2021	$35,115	$11,995	$47,110
2022	9,685	485	10,170
2023	6,377	126	6,503
2024	4,138	138	4,276
2025	2,089	281	2,370
2026 - thereafter	2,119	995	3,114
Total	$59,523	$14,020	$73,543
As of December 2020, deposits in U.S. offices included $11.71 billion and deposits in
non-U.S.
offices included $12.25 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2020 and December 2019. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2020 and December 2019.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of December

$ in millions	2020	2019
Unsecured short-term borrowings	$ 52,870	$ 48,287
Unsecured long-term borrowings	213,481	207,076
Total	$266,351	$255,363
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2020 and December 2019.

Goldman Sachs 2020 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about unsecured short-term borrowings.

	As of December

$ in millions	2020	2019
Current portion of unsecured long-term borrowings	$25,914	$30,636
Hybrid financial instruments	18,823	15,814
Commercial paper	6,085	–
Other unsecured short-term borrowings	2,048	1,837
Total unsecured short-term borrowings	$52,870	$48,287
Weighted average interest rate	1.84%	2.71%
In the table above:

•	The current portion of unsecured long-term borrowings included $17.06 billion as of December 2020 and $21.27 billion as of December 2019 issued by Group Inc.

•
The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2020
Fixed-rate obligations:
Group Inc.	$ 98,858	$35,614	$134,472
Subsidiaries	1,700	3,145	4,845
Floating-rate obligations:
Group Inc.	18,579	18,871	37,450
Subsidiaries	23,440	13,274	36,714
Total	$142,577	$70,904	$213,481
As of December 2019
Fixed-rate obligations:
Group Inc.	$ 91,256	$33,631	$124,887
Subsidiaries	1,590	2,554	4,144
Floating-rate obligations:
Group Inc.	25,318	18,383	43,701
Subsidiaries	22,532	11,812	34,344
Total	$140,696	$66,380	$207,076
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•
U.S. dollar-denominated debt had interest rates ranging from 0.63% to 9.30% (with a weighted average rate of 4.07%) as of December 2020 and 2.00% to 10.04% (with a weighted average rate of 3.82%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 2.20%) as of December 2020 and 0.13% to 13.00% (with a weighted average rate of 2.33%) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

	As of December 2020

$ in millions	Group Inc.	Subsidiaries	Total
2022	$ 22,637	$ 6,332	$ 28,969
2023	26,961	6,332	33,293
2024	15,551	4,780	20,331
2025	21,405	5,771	27,176
2026 - thereafter	85,368	18,344	103,712
Total	$171,922	$41,559	$213,481
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

•
Unsecured long-term borrowings included $12.04 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(11) million in 2022, $224 million in 2023, $680 million in 2024, $901 million in 2025, and $10.25 billion in 2026 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

172	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2020
Fixed-rate obligations:
At fair value	$ 1,407	$ 114	$ 1,521
At amortized cost	27,482	3,345	30,827
Floating-rate obligations:
At fair value	9,721	29,669	39,390
At amortized cost	133,312	8,431	141,743
Total	$171,922	$41,559	$213,481
As of December 2019
Fixed-rate obligations:
At fair value	$ 678	$ 47	$ 725
At amortized cost	44,631	2,946	47,577
Floating-rate obligations:
At fair value	14,920	28,016	42,936
At amortized cost	108,359	7,479	115,838
Total	$168,588	$38,488	$207,076
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.01% (3.34% related to fixed-rate obligations and 1.70% related to floating-rate obligations) as of December 2020 and 2.87% (3.77% related to fixed-rate obligations and 2.48% related to floating-rate obligations) as of December 2019. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $172.57 billion as of December 2020 and $163.42 billion as of December 2019. The estimated fair value of such unsecured long-term borrowings was $183.29 billion as of December 2020 and $168.60 billion as of December 2019. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2020 and December 2019.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of December 2020 and 2021 to 2045 as of December 2019.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2020
Subordinated debt	$14,136	$18,529	1.83%
Junior subordinated debt	968	1,430	1.32%
Total	$15,104	$19,959	1.80%
As of December 2019
Subordinated debt	$14,041	$16,980	3.46%
Junior subordinated debt	976	1,328	2.85%
Total	$15,017	$18,308	3.42%
In the table above:

•
The par amount of subordinated debt issued by Group Inc. was $14.14 billion as of December 2020 and $14.04 billion as of December 2019, and the carrying value of subordinated debt issued by Group Inc. was $18.53 billion as of December 2020 and $16.98 billion as of December 2019.

•
The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of December 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. As of December 2019, the outstanding par amount of junior subordinated debt held by the Trust was $976 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $947 million and $29 million, respectively.

Goldman Sachs 2020 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm purchased Trust Preferred securities with a par amount and a carrying value of $7.9 million and $11.0 million in 2020, $159 million and $206 million in 2019 and $28 million and $35 million in 2018, respectively. These securities were delivered to the Trust, along with common beneficial interests of $0.2 million in 2020, $5 million in 2019 and $1 million in 2018, in a non-cash
exchange for junior subordinated debt with a par amount and carrying value of $8.1 million and $12.5 million in 2020, $164 million and $231 million in 2019, and $29 million and $36 million in 2018, respectively. Following the exchange, these Trust Preferred securities, common beneficial interests and junior subordinated debt were extinguished. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of December

$ in millions	2020	2019
Compensation and benefits	$ 7,896	$ 6,889
Income tax-related liabilities	3,155	2,947
Operating lease liabilities	2,283	2,385
Noncontrolling interests	1,640	1,713
Employee interests in consolidated funds	34	81
Accrued expenses and other	7,443	7,636
Total	$22,451	$21,651
In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm in connection with its contracts with clients, prior to providing the service. As of both December 2020 and December 2019, the firm’s contract liabilities were not material.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of December 2020
2021	$ 342
2022	301
2023	264
2024	247
2025	215
2026 - thereafter	1,899
Total undiscounted lease payments	3,268
Imputed interest	(985)
Total operating lease liabilities	$ 2,283
Weighted average remaining lease term	16 years
Weighted average discount rate	4.02%
As of December 2019
2020	$ 384
2021	308
2022	268
2023	235
2024	219
2025 - thereafter	2,566
Total undiscounted lease payments	3,980
Imputed interest	(1,595)
Total operating lease liabilities	$ 2,385
Weighted average remaining lease term	18 years
Weighted average discount rate	5.02%

174	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02
and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $458 million for 2020, $538 million for 2019 and $409 million for 2018. Variable lease costs, which are included in operating lease costs, were not material for 2020, 2019 and 2018. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both 2020 and 2019.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced as of December 2020, were not material.
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

	Year Ended December

$ in millions	2020	2019	2018
Residential mortgages	$20,167	$15,124	$21,229
Commercial mortgages	14,904	12,741	8,745
Other financial assets	1,775	1,252	1,914
Total financial assets securitized	$36,846	$29,117	$31,888
Retained interests cash flows	$ 331	$ 286	$ 296
In the table above, financial assets securitized included assets of $551 million for 2020, $601 million for 2019 and $882 million for 2018, which were securitized in a non-cash
exchange for loans and investments.

Goldman Sachs 2020 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2020
U.S. government agency-issued CMOs	$20,841	$ 906	$ 4
Other residential mortgage-backed	24,262	1,170	23
Other commercial mortgage-backed	38,340	914	39
Corporate debt and other asset-backed	4,299	192	–
Total	$87,742	$3,182	$66
As of December 2019
U.S. government agency-issued CMOs	$14,328	$1,530	$ 3
Other residential mortgage-backed	24,166	1,078	24
Other commercial mortgage-backed	25,588	615	6
Corporate debt and other asset-backed	3,612	149	–
Total	$67,694	$3,372	$33
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2014 and thereafter.

•	The fair value of retained interests was $3.19 billion as of December 2020 and $3.35 billion as of December 2019.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $52 million as of December 2020 and $57 million as of December 2019, and the notional amount of these derivatives and commitments was $1.43 billion as of December 2020 and $1.20 billion as of December 2019. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December

$ in millions	2020	2019
Fair value of retained interests	$2,993	$3,198
Weighted average life (years)	4.7	6.0
Constant prepayment rate	15.0%	12.9%
Impact of 10% adverse change	$ (25)	$ (22)
Impact of 20% adverse change	$ (50)	$ (42)
Discount rate	6.1%	4.7%
Impact of 10% adverse change	$ (42)	$ (59)
Impact of 20% adverse change	$ (82)	$ (117)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $192 million and a weighted average life of 3.9 years as of December 2020, and a fair value of $149 million and a weighted average life of 3.3 years as of December 2019. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2020 and December 2019. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $192 million as of December 2020 and $149 million as of December 2019.

176	Goldman Sachs 2020 Form 10-K

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

Goldman Sachs 2020 Form 10-K	177

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December

$ in millions	2020	2019
Total nonconsolidated VIEs
Assets in VIEs	$148,665	$128,069
Carrying value of variable interests — assets	$ 8,624	$ 9,526
Carrying value of variable interests — liabilities	$ 888	$ 619
Maximum exposure to loss:
Retained interests	$ 3,182	$ 3,372
Purchased interests	1,041	901
Commitments and guarantees	2,455	2,697
Derivatives	8,343	9,010
Debt and equity	4,020	4,806
Total	$ 19,041	$ 20,786
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of December

$ in millions	2020	2019
Mortgage-backed
Assets in VIEs	$99,353	$75,354
Carrying value of variable interests — assets	$ 4,014	$ 3,830
Maximum exposure to loss:
Retained interests	$ 2,990	$ 3,223
Purchased interests	1,024	607
Commitments and guarantees	47	50
Derivatives	394	66
Total	$ 4,455	$ 3,946
Real estate, credit- and power-related and other investing
Assets in VIEs	$20,934	$19,602
Carrying value of variable interests — assets	$ 3,288	$ 3,243
Carrying value of variable interests — liabilities	$ 14	$ 7
Maximum exposure to loss:
Commitments and guarantees	$ 1,374	$ 1,213
Derivatives	84	92
Debt and equity	3,288	3,238
Total	$ 4,746	$ 4,543
Corporate debt and other asset-backed
Assets in VIEs	$14,077	$16,248
Carrying value of variable interests — assets	$ 913	$ 2,040
Carrying value of variable interests — liabilities	$ 874	$ 612
Maximum exposure to loss:
Retained interests	$ 192	$ 149
Purchased interests	17	294
Commitments and guarantees	989	1,374
Derivatives	7,862	8,849
Debt and equity	323	1,155
Total	$ 9,383	$11,821
Investments in funds
Assets in VIEs	$14,301	$16,865
Carrying value of variable interests — assets	$ 409	$ 413
Maximum exposure to loss:
Commitments and guarantees	$ 45	$ 60
Derivatives	3	3
Debt and equity	409	413
Total	$ 457	$ 476

178	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of both December 2020 and December 2019, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets were primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in loans and investments and liabilities were included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets were included in trading assets and loans and liabilities were included in trading liabilities.

•	Investments in funds: Assets were included in investments.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of December

$ in millions	2020	2019
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 312	$ 112
Trading assets	96	27
Investments	880	835
Loans	2,099	2,392
Other assets	989	1,084
Total	$4,376	$4,450
Liabilities
Other secured financings	$1,891	$1,163
Customer and other payables	28	9
Trading liabilities	296	10
Unsecured short-term borrowings	43	48
Unsecured long-term borrowings	226	214
Other liabilities	948	959
Total	$3,432	$2,403
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

•	Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of December

$ in millions	2020	2019
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 229	$ 112
Trading assets	8	26
Investments	880	835
Loans	2,099	2,392
Other assets	989	1,084
Total	$4,205	$4,449
Liabilities
Other secured financings	$ 649	$ 684
Customer and other payables	28	9
Trading liabilities	46	10
Other liabilities	948	959
Total	$1,671	$1,662
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 83	$ –
Total	$ 83	$ –
Liabilities
Other secured financings	$ 679	$ –
Total	$ 679	$ –
Principal-protected notes
Assets
Trading assets	$ 88	$ 1
Total	$ 88	$ 1
Liabilities
Other secured financings	$ 563	$ 479
Trading liabilities	250	–
Unsecured short-term borrowings	43	48
Unsecured long-term borrowings	226	214
Total	$1,082	$ 741
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Goldman Sachs 2020 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18.
Commitments, Contingencies and Guarantees

Commitments
The table below presents commitments by type.

	As of December

$ in millions	2020	2019
Commitment Type
Commercial lending:
Investment-grade	$ 83,801	$ 87,105
Non-investment-grade	56,757	53,735
Warehouse financing	9,377	5,581
Credit cards	21,640	13,669
Total lending	171,575	160,090
Risk participations	8,054	7,154
Collateralized agreement	55,278	62,093
Collateralized financing	35,402	10,193
Letters of credit	367	456
Investment	6,456	7,879
Other	7,836	6,135
Total commitments	$284,968	$254,000
The table below presents commitments by expiration.

	As of December 2020

$ in millions	2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 14,088	$34,054	$34,207	$ 1,452
Non-investment-grade	3,791	21,631	22,578	8,757
Warehouse financing	2,306	4,165	2,906	–
Credit cards	21,640	–	–	–
Total lending	41,825	59,850	59,691	10,209
Risk participations	776	4,706	2,448	124
Collateralized agreement	55,278	–	–	–
Collateralized financing	35,402	–	–	–
Letters of credit	319	7	–	41
Investment	2,309	1,484	1,230	1,433
Other	7,392	84	95	265
Total commitments	$143,301	$66,131	$63,464	$12,072
Lending Commitments
The firm’s commercial and warehouse financing lending commitments are agreements to lend with fixed termination dates and depend on the satisfaction of all contractual conditions to borrowing. These commitments are presented net of amounts syndicated to third parties. The total commitment amount does not necessarily reflect actual future cash flows because the firm may syndicate portions of these commitments. In addition, commitments can expire unused or be reduced or cancelled at the counterparty’s request. The firm also provides credit to consumers by issuing credit card lines.
The table below presents information about lending commitments.

	As of December

$ in millions	2020	2019
Held for investment	$162,513	$150,100
Held for sale	6,594	8,091
At fair value	2,468	1,899
Total	$171,575	$160,090
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $775 million (including allowance for credit losses of $557 million) as of December 2020 and $527 million (including allowance for credit losses of $361 million) as of December 2019. The estimated fair value of such lending commitments was a liability of $4.05 billion as of December 2020 and $3.05 billion as of December 2019. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.43 billion as of December 2020 and $1.78 billion as of December 2019 would have been classified in level 2, and $1.62 billion as of December 2020 and $1.27 billion as of December 2019 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $68 million as of December 2020 and $60 million as of December 2019. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of December 2020 and primarily classified in level 2 as of December 2019.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

180	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $110.31 billion as of December 2020 and $101.31 billion as of December 2019, related to relationship lending activities (principally used for operating and general corporate purposes) and $15.81 billion as of December 2020 and $27.71 billion as of December 2019, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
To mitigate the credit risk associated with the firm’s commercial lending activities, the firm obtains credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes. In addition, Sumitomo Mitsui Financial Group, Inc. provides the firm with credit loss protection on certain approved loan commitments.
Warehouse Financing.
The firm provides financing to clients who warehouse financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential real estate, consumer and corporate loans.
Credit Cards.
The firm’s credit card lending commitments represents credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. In January 2021, the firm entered into a co-branded credit card relationship with General Motors and agreed to acquire the related credit card portfolio from Capital One. The purchase price for this portfolio will depend on the outstanding balance of credit card loans at the time that the acquisition closes, which is expected to be in September 2021. As of December 2020, this portfolio had outstanding credit card loans of approximately $2.0 billion. In connection with this acquisition, the firm’s results will include a provision for credit losses in the first quarter of 2021, currently estimated at $180 million.
Risk Participations
The firm also risk participates certain of its commercial lending commitments to other financial institutions. In the event of a risk participant’s default, the firm will be responsible to fund the borrower.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.69 billion as of December 2020 and $2.06 billion as of December 2019, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings, including certain mortgage-related matters.

Goldman Sachs 2020 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Contingencies.
In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief by January 2021. As of January 2021, the firm has provided consumer relief that it expects to satisfy this requirement, subject to validation by the independent monitor overseeing the firm’s compliance with its consumer relief obligations. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of December 2020
Carrying Value of Net Liability	$ 4,357	$ –	$ 253
Maximum Payout/Notional Amount by Period of Expiration
2021	$ 89,202	$21,352	$1,263
2022 - 2023	56,204	–	3,304
2024 - 2025	23,389	–	2,787
2026 - thereafter	32,244	–	268
Total	$201,039	$21,352	$7,622
As of December 2019
Carrying Value of Net Liability	$ 3,817	$ –	$ 27
Maximum Payout/Notional Amount by Period of Expiration
2020	$ 91,814	$17,891	$2,044
2021 - 2022	76,693	–	1,714
2023 - 2024	19,377	–	2,219
2025 - thereafter	36,317	–	149
Total	$224,201	$17,891	$6,126
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.66 billion as of December 2020 and $1.56 billion as of December 2019, and derivative liabilities of $6.02 billion as of December 2020 and $5.38 billion as of December 2019.

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
Securities Lending and Clearing Guarantees.
Securities lending and clearing guarantees include the indemnifications and guarantees that the firm provides in its capacity as an agency lender and in its capacity as a sponsoring member of the Fixed Income Clearing Corporation.
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $19.86 billion as of December 2020 and $17.89 billion as of December 2019. Collateral held by the lenders in connection with securities lending indemnifications was $20.39 billion as of December 2020 and $19.14 billion as of December 2019. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

182	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the fourth quarter of 2020,
the firm became a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. As a sponsoring member, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. As of December 2020, the maximum payout on this guarantee was
$1.49 billion and the related collateral held was $1.50 billion
.
Other Financial Guarantees.
In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). See Note 27 for further information. The firm will periodically evaluate progress toward satisfying the
$1.4

billion obligation based on information to be received on a semi-annual basis, expected in February and August.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both December 2020 and December 2019.

Goldman Sachs 2020 Form 10-K	183

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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both December 2020 and December 2019.
Guarantees of Subsidiaries.
Group Inc. fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. In addition, Group Inc. has provided a guarantee to GS Bank USA related to assets that GS Bank USA has acquired from certain subsidiaries and affiliated funds of Group Inc., and Group Inc. has provided guarantees to Goldman Sachs International (GSI) and Goldman Sachs Bank Europe SE (GSBE) related to agreements that each entity has entered into with certain of its counterparties.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both December 2020 and December 2019, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with
Rule 10b5-1
and accelerated share repurchases), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. The firm suspended stock repurchases during the first quarter of 2020 and, consistent with the FRB’s requirement for all large bank holding companies (BHCs), extended the suspension of stock repurchases through the fourth quarter of 2020. The firm resumed stock repurchases in the first quarter of 2021.
The table below presents information about common stock repurchases.

	Year Ended December

in millions, except per share amounts	2020	2019	2018
Common share repurchases	8.2	25.8	13.9
Average cost per share	$236.35	$206.56	$236.22
Total cost of common share repurchases	$ 1,928	$ 5,335	$ 3,294
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements and the exercise price of stock options. Under these plans, 3,476 shares in 2020, 7,490 shares in 2019 and 1,120 shares in 2018 were remitted with a total value of $0.9 million in 2020, $2 million in 2019 and $0.3 million in 2018, and the firm cancelled 3.4 million share-based awards in 2020, 3.8 million in 2019 and 5.0 million in 2018 with a total value of $829 million in 2020, $743 million in 2019 and $1.24 billion in 2018.
The table below presents common stock dividends declared.

	Year Ended December

	2020	2019	2018
Dividends declared per common share	$5.00	$4.15	$3.15
On January 15, 2021, the Board of Directors of Group Inc. (Board) declared a dividend of $1.25 per common share to be paid on March 30, 2021 to common shareholders of record on March 2, 2021.

184	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of December 2020.

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

In February 2021, the firm redeemed all outstanding shares of its Series M 5.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series M Preferred Stock) with a redemption value of $2 billion. The difference between the redemption value and net carrying value at the time of this redemption was $21 million, which will be treated as an addition to preferred stock dividends in the first quarter of 2021.
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

Goldman Sachs 2020 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the dividend rates of perpetual preferred stock as of December 2020.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
M	3 month LIBOR + 3.922%, payable quarterly
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	Year Ended December

	2020		2019		2018

Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$ 947.92	$ 28	$ 947.92	$ 28	$ 958.33	$ 29
B	$ –	–	$ 775.00	5	$1,550.00	19
C	$1,011.12	8	$1,011.11	8	$1,022.23	8
D	$1,011.12	55	$1,011.11	54	$1,022.23	55
E	$4,055.55	31	$4,044.44	31	$4,077.78	31
F	$4,055.55	6	$4,044.44	7	$4,077.78	7
J	$1,375.00	55	$1,375.00	55	$1,375.00	55
K	$1,593.76	45	$1,593.76	45	$1,593.76	45
L	$ 361.54	4	$1,519.67	68	$1,425.00	74
M	$1,217.16	97	$1,343.76	107	$1,343.76	107
N	$1,575.00	43	$1,575.00	43	$1,575.00	43
O	$1,325.00	34	$1,325.00	34	$1,325.00	34
P	$1,250.00	75	$1,250.00	75	$1,281.25	77
Q	$1,577.43	32	$ –	–	$ –	–
R	$ 910.94	22	$ –	–	$ –	–
S	$ 586.67	8	$ –	–	$ –	–
Total		$543		$560		$584
On January 13, 2021, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $393.75 per share of Series N Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock and $550.00 per share of Series S Preferred Stock to be paid on February 10, 2021 to preferred shareholders of record on January 26, 2021. In addition, the firm declared dividends of $1,000.00 per share of Series E Preferred Stock and $1,000.00 per share of Series F Preferred Stock to be paid on March 1, 2021 to preferred shareholders of record on February 14, 2021.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in the accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2020
Currency translation	$ (616)	$ (80)	$ (696)
Debt valuation adjustment	(572)	(261)	(833)
Pension and postretirement liabilities	(342)	(26)	(368)
Available-for-sale securities	46	417	463
Total	$(1,484)	$ 50	$(1,434)
Year Ended December 2019
Currency translation	$ (621)	$ 5	$ (616)
Debt valuation adjustment	1,507	(2,079)	(572)
Pension and postretirement liabilities	(81)	(261)	(342)
Available-for-sale securities	(112)	158	46
Total	$ 693	$(2,177)	$ (1,484)
Year Ended December 2018
Currency translation	$ (625)	$ 4	$ (621)
Debt valuation adjustment	(1,046)	2,553	1,507
Pension and postretirement liabilities	(200)	119	(81)
Available-for-sale securities	(9)	(103)	(112)
Total	$ (1,880)	$ 2,573	$ 693

186	Goldman Sachs 2020 Form 10-K

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
Capital Framework
The regulations under the Capital Framework are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Capital Framework, the firm is an “Advanced approach” banking organization and has been designated as a global systemically important bank
(G-SIB).
The Capital Framework includes the minimum risk-based capital and the capital conservation buffer requirements. The buffer must consist entirely of capital that qualifies as Common Equity Tier 1 (CET1) capital.
Prior to October 1, 2020, the capital conservation buffer requirements under both the Standardized and Advanced Capital Rules were comprised of (i) a 2.5% buffer, (ii) the countercyclical capital buffer and (iii) the G-SIB surcharge. Beginning on October 1, 2020, the 2.5% buffer was replaced with the stress capital buffer under the Standardized Capital Rules. The components of the
capital conservation buffer requirements under the Advanced Capital Rules remain unchanged.
The firm calculates its CET1 capital, Tier 1 capital and Total capital ratios in accordance with the Standardized and Advanced Capital Rules. Beginning on October 1, 2020, each of the ratios calculated under the Standardized and Advanced Capital Rules must meet the respective capital requirements. Prior to October 1, 2020, the lower of each risk-based capital ratio calculated under the Standardized and Advanced Capital Rules was the ratio against which the firm’s compliance with its risk-based capital requirements was assessed.
Under the Capital Framework, the firm is also subject to leverage requirements which consist of a minimum Tier 1 leverage ratio and a minimum supplementary leverage ratio (SLR), as well as the SLR buffer.
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of December 2020
CET1 capital ratio	13.6%	9.5%
Tier 1 capital ratio	15.1%	11.0%
Total capital ratio	17.1%	13.0%
As of December 2019
CET1 capital ratio	9.5%	9.5%
Tier 1 capital ratio	11.0%	11.0%
Total capital ratio	13.0%	13.0%
In the table above:

•
As of December 2020, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer of 6.6% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.

•
As of December 2019, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of a buffer of 2.5%, the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent.

Goldman Sachs 2020 Form 10-K	187

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
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2020
CET1 capital	$ 81,641	$ 81,641
Tier 1 capital	$ 92,730	$ 92,730
Tier 2 capital	$ 15,424	$ 13,279
Total capital	$108,154	$106,009
RWAs	$554,162	$609,750
CET1 capital ratio	14.7%	13.4%
Tier 1 capital ratio	16.7%	15.2%
Total capital ratio	19.5%	17.4%
As of December 2019
CET1 capital	$ 74,850	$ 74,850
Tier 1 capital	$ 85,440	$ 85,440
Tier 2 capital	$ 14,925	$ 13,473
Total capital	$100,365	$ 98,913
RWAs	$563,575	$544,653
CET1 capital ratio	13.3%	13.7%
Tier 1 capital ratio	15.2%	15.7%
Total capital ratio	17.8%	18.2%
In the table above:

•
As of December 2019, the lower of the Standardized or Advanced ratios were the ratios against which the firm’s compliance with the capital requirements was assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to the firm.

•
As permitted by the FRB, the firm has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, the firm has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of December 2020 would not have had a material impact on the firm’s capital ratios.

Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of December

$ in millions	2020	2019
Tier 1 capital	$ 92,730	$ 85,440
Average total assets	$1,152,785	$ 983,909
Deductions from Tier 1 capital	(4,948)	(5,275)
Average adjusted total assets	1,147,837	978,634
Impact of SLR temporary amendment	(202,748)	–
Average off-balance sheet exposures	387,848	396,833
Total leverage exposure	$1,332,937	$1,375,467
Tier 1 leverage ratio	8.1%	8.7%
SLR	7.0%	6.2%
In the table above:

•	Average total assets represents the average daily assets for the quarter and, for the three months ended December 2020, reflected the impact of CECL transition.

•
Impact of SLR temporary amendment represents the exclusion of average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in the firm’s SLR by approximately 1.0 percentage points for the three months ended December 2020. This temporary amendment is effective through March 31, 2021.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

188	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Risk-Based Capital.
The table below presents information about risk-based capital.

	As of December

$ in millions	2020	2019
Common shareholders’ equity	$ 84,729	$ 79,062
Impact of CECL transition	1,126	–
Deduction for goodwill	(3,652)	(3,529)
Deduction for identifiable intangible assets	(601)	(604)
Other adjustments	39	(79)
CET1 capital	81,641	74,850
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(106)	(610)
Other adjustments	(8)	(3)
Tier 1 capital	$ 92,730	$ 85,440
Standardized Tier 2 and Total capital
Tier 1 capital	$ 92,730	$ 85,440
Qualifying subordinated debt	12,196	12,847
Junior subordinated debt	188	284
Allowance for credit losses	3,095	1,802
Other adjustments	(55)	(8)
Standardized Tier 2 capital	15,424	14,925
Standardized Total capital	$108,154	$100,365
Advanced Tier 2 and Total capital
Tier 1 capital	$ 92,730	$ 85,440
Standardized Tier 2 capital	15,424	14,925
Allowance for credit losses	(3,095)	(1,802)
Other adjustments	950	350
Advanced Tier 2 capital	13,279	13,473
Advanced Total capital	$106,009	$ 98,913
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $680 million as of December 2020 and $667 million as of December 2019.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $29 million as of December 2020 and $37 million as of December 2019.

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

•
Junior subordinated debt is debt issued to a Trust. As of December 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. As of December 2019, 30% of this debt was included in Tier 2 capital and 70% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022 at a rate of 10% per year. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

Goldman Sachs 2020 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Year Ended December 2020
CET1 capital
Beginning balance	$ 74,850	$ 74,850
Change in:
Common shareholders’ equity	5,667	5,667
Impact of CECL transition	1,126	1,126
Deduction for goodwill	(123)	(123)
Deduction for identifiable intangible assets	3	3
Other adjustments	118	118
Ending balance	$ 81,641	$ 81,641
Tier 1 capital
Beginning balance	$ 85,440	$ 85,440
Change in:
CET1 capital	6,791	6,791
Deduction for investments in covered funds	504	504
Other adjustments	(5)	(5)
Ending balance	92,730	92,730
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(651)	(651)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,293	–
Other adjustments	(47)	553
Ending balance	15,424	13,279
Total capital	$108,154	$106,009
Year Ended December 2019
CET1 capital
Beginning balance	$ 73,116	$ 73,116
Change in:
Common shareholders’ equity	80	80
Deduction for goodwill	(432)	(432)
Deduction for identifiable intangible assets	(307)	(307)
Other adjustments	2,393	2,393
Ending balance	$ 74,850	$ 74,850
Tier 1 capital
Beginning balance	$ 83,702	$ 83,702
Change in:
CET1 capital	1,734	1,734
Deduction for investments in covered funds	5	5
Other adjustments	(1)	(1)
Ending balance	85,440	85,440
Tier 2 capital
Beginning balance	14,926	13,743
Change in:
Qualifying subordinated debt	(300)	(300)
Junior subordinated debt	(158)	(158)
Allowance for credit losses	449	–
Other adjustments	8	188
Ending balance	14,925	13,473
Total capital	$100,365	$ 98,913
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

190	Goldman Sachs 2020 Form 10-K

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
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on six occasions during 2020 (all of which occurred during March 2020) and exceeded its 99%
one-day
regulatory VaR on one occasion during 2019. As permitted by the FRB, the firm has permanently excluded the six exceptions that occurred in March 2020 in determining the firm’s VaR multiplier used to calculate Market RWAs;

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of December 2020
Credit RWAs
Derivatives	$120,292	$111,691
Commitments, guarantees and loans	176,501	151,587
Securities financing transactions	71,427	16,568
Equity investments	46,944	49,268
Other	70,274	83,599
Total Credit RWAs	485,438	412,713
Market RWAs
Regulatory VaR	14,913	14,913
Stressed VaR	31,978	31,978
Incremental risk	7,882	7,882
Comprehensive risk	1,758	1,758
Specific risk	12,193	12,193
Total Market RWAs	68,724	68,724
Total Operational RWAs	–	128,313
Total RWAs	$554,162	$609,750
As of December 2019
Credit RWAs
Derivatives	$120,906	$ 72,631
Commitments, guarantees and loans	179,740	134,456
Securities financing transactions	65,867	13,834
Equity investments	56,814	61,892
Other	75,660	78,266
Total Credit RWAs	498,987	361,079
Market RWAs
Regulatory VaR	8,933	8,933
Stressed VaR	30,911	30,911
Incremental risk	4,308	4,308
Comprehensive risk	1,393	1,191
Specific risk	19,043	19,043
Total Market RWAs	64,588	64,386
Total Operational RWAs	–	119,188
Total RWAs	$563,575	$544,653
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents , and other assets.

Goldman Sachs 2020 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Year Ended December 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(614)	39,060
Commitments, guarantees and loans	(3,239)	17,131
Securities financing transactions	5,560	2,734
Equity investments	(9,870)	(12,624)
Other	(5,386)	5,333
Change in Credit RWAs	(13,549)	51,634
Market RWAs
Change in:
Regulatory VaR	5,980	5,980
Stressed VaR	1,067	1,067
Incremental risk	3,574	3,574
Comprehensive risk	365	567
Specific risk	(6,850)	(6,850)
Change in Market RWAs	4,136	4,338
Change in Operational RWAs	–	9,125
Ending balance	$554,162	$609,750
Year Ended December 2019
RWAs
Beginning balance	$547,910	$558,111
Credit RWAs
Change in:
Derivatives	(1,605)	(9,670)
Commitments, guarantees and loans	19,435	(8,900)
Securities financing transactions	(496)	(4,425)
Equity investments	3,251	6,738
Other	5,064	8,585
Change in Credit RWAs	25,649	(7,672)
Market RWAs
Change in:
Regulatory VaR	1,151	1,151
Stressed VaR	2,959	2,959
Incremental risk	(6,161)	(6,161)
Comprehensive risk	(1,377)	(1,579)
Specific risk	(6,556)	(6,556)
Change in Market RWAs	(9,984)	(10,186)
Change in Operational RWAs	–	4,400
Ending balance	$563,575	$544,653
RWAs Rollforward Commentary
Year Ended December 2020.
Standardized Credit RWAs as of December 2020 decreased by $13.55 billion compared with December 2019, primarily reflecting a decrease in equity investments, principally due to the sale of certain equity positions, and a decrease in other, principally due to decreased receivables as a result of changes in risk measurements. These decreases were partially offset by an increase in securities financing transactions, principally due to increased funding exposures. Standardized Market RWAs as of December 2020 increased by $4.14 billion compared with December 2019, primarily reflecting an increase in regulatory VaR, principally due to increased market volatility, and an increase in incremental risk, principally due to increased exposures in equities held for market-making purposes. These increases were partially offset by a decrease in specific risk, principally due to changes in risk measurements on certain exposures.
Advanced Credit RWAs as of December 2020 increased by $51.63 billion compared with December 2019, primarily reflecting an increase in derivatives, principally due to the impact of higher levels of volatility and counterparty credit risk and an increase in commitments, guarantees and loans, principally due to increased lending activity. These increases were partially offset by a decrease in equity investments, principally due to the sale of certain equity positions. Advanced Market RWAs as of December 2020 increased by $4.34 billion compared with December 2019, primarily reflecting an increase in regulatory VaR, principally due to increased market volatility, and an increase in incremental risk, principally due to increased exposures in equities held for market-making purposes. These increases were partially offset by a decrease in specific risk, principally due to changes in risk measurements on certain exposures. Advanced Operational RWAs as of December 2020 increased by $9.13 billion compared with December 2019. The vast majority of this increase was associated with litigation and regulatory proceedings.
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

192	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bank Subsidiaries
Regulatory Capital Ratios.
GS Bank USA, the firm’s primary U.S. bank subsidiary, is an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated under the Capital Framework. GS Bank USA is an Advanced approach banking organization under the Capital Framework.
The Capital Framework includes the minimum risk-based capital and the capital conservation buffer requirements (consisting of a 2.5% buffer and the countercyclical capital buffer). The buffer must consist entirely of capital that qualifies as CET1 capital. In addition, the Capital Framework includes the leverage ratio requirement.
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
In the table above:

•
The CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements consisting of
 a
2.5% buffer and the countercyclical capital buffer, which the FRB has set to zero percent.

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2020
CET1 capital	$ 30,656	$ 30,656
Tier 1 capital	$ 30,656	$ 30,656
Tier 2 capital	$ 6,288	$ 4,903
Total capital	$ 36,944	$ 35,559
RWAs	$266,153	$165,799
CET1 capital ratio	11.5%	18.5%
Tier 1 capital ratio	11.5%	18.5%
Total capital ratio	13.9%	21.4%
As of December 2019
CET1 capital	$ 29,176	$ 29,176
Tier 1 capital	$ 29,176	$ 29,176
Tier 2 capital	$ 5,293	$ 4,486
Total capital	$ 34,469	$ 33,662
RWAs	$258,541	$135,596
CET1 capital ratio	11.3%	21.5%
Tier 1 capital ratio	11.3%	21.5%
Total capital ratio	13.3%	24.8%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both December 2020 and December 2019.

•
As permitted by the FRB, GS Bank USA has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, GS Bank USA has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of December 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

Goldman Sachs 2020 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
The Standardized risk-based capital ratios were essentially unchanged from December 2019 to December 2020. The Advanced risk-based capital ratios decreased from December 2019 to December 2020, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net earnings.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of December

$ in millions	2020	2019
Tier 1 capital	$ 30,656	$ 29,176
Average adjusted total assets	$283,869	$220,974
Total leverage exposure	$343,198	$413,852
Tier 1 leverage ratio	10.8%	13.2%
SLR	8.9%	7.0%
In the table above:

•
Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and for the three months ended December 2020, reflected the impact of CECL transition.

•
Total leverage exposure, for the three months ended December 2020, excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in GS Bank USA’s SLR by approximately 2.4 percentage points for the three months ended December 2020. This temporary amendment is effective through March 31, 2021.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiaries, GSIB and GSBE, are also subject to regulatory capital requirements. GSIB is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), and GSBE is directly supervised by the European Central Bank and additionally by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism. As of both December 2020 and December 2019, GSIB and GSBE were in compliance with their regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. The amount deposited by GS Bank USA at the Federal Reserve was $52.71 billion as of December 2020 and $50.55 billion as of December 2019, which exceeded required reserve amounts by $52.71 billion as of December 2020 (as the FRB reduced reserve requirement ratios to zero percent in 2020) and $50.29 billion as of December 2019.
Restrictions on Payments
Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval. Also, as a result of GS Bank USA’s election to exclude holdings of U.S. Treasury securities and deposits at the Federal Reserve from its total leverage exposure, any dividend by GS Bank USA during the period from July 1, 2020 through March 31, 2021 is subject to the prior approval of the FRB. Furthermore, the amount of dividends that may be paid by GS Bank USA are limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. The FRB, the FDIC and the NYDFS have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.
Group Inc.’s equity investment in subsidiaries was $103.80 billion as of December 2020 and $95.68 billion as of December 2019, of which Group Inc. was required to maintain $63.68 billion as of December 2020 and $57.58 billion as of December 2019, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

194	Goldman Sachs 2020 Form 10-K

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
The table below presents information about basic and diluted EPS.

	Year Ended December

in millions, except per share amounts	2020	2019	2018
Net earnings to common	$8,915	$7,897	$9,860
Weighted average basic shares	356.4	371.6	385.4
Effect of dilutive securities:
RSUs	3.9	3.9	3.9
Stock options	–	–	0.9
Dilutive securities	3.9	3.9	4.8
Weighted average diluted shares	360.3	375.5	390.2
Basic EPS	$24.94	$21.18	$25.53
Diluted EPS	$24.74	$21.03	$25.27
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.07 for both 2020 and 2019, and $0.05 for 2018.

•	Diluted EPS does not include antidilutive RSUs of 0.1 million for both 2020 and 2019, and less than 0.1 million for 2018.
Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Year Ended December

$ in millions	2020	2019	2018
Fees earned from funds	$3,393	$2,967	$3,571

	As of December

$ in millions	2020	2019
Fees receivable from funds	$ 803	$ 780
Aggregate carrying value of interests in funds	$5,068	$5,490
The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $109 million for 2020, $44 million for 2019 and $51 million for 2018.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which $321 million was outstanding as of December 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. These securities are included within investments in the consolidated balance sheets. Group Inc. has provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.

Goldman Sachs 2020 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition, the firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of both December 2020 and December 2019. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. Except as noted above, the firm has not provided any additional financial support to its affiliated funds during 2020 and 2019.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Year Ended December

$ in millions	2020	2019	2018
Deposits with banks	$ 245	$ 1,211	$ 1,418
Collateralized agreements	282	4,397	3,852
Trading assets	5,210	5,899	5,157
Investments	1,627	1,457	1,215
Loans	4,883	5,411	4,689
Other interest	1,442	3,363	3,348
Total interest income	13,689	21,738	19,679
Deposits	2,386	3,568	2,606
Collateralized financings	599	2,658	2,051
Trading liabilities	1,238	1,213	1,554
Short-term borrowings	542	668	695
Long-term borrowings	4,153	5,359	5,555
Other interest	20	3,910	3,451
Total interest expense	8,938	17,376	15,912
Net interest income	$ 4,751	$ 4,362	$ 3,767
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.
•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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
The table below presents information about the provision for taxes.

	Year Ended December

$ in millions	2020	2019	2018
Current taxes
U.S. federal	$1,759	$1,113	$ 2,986
State and local	555	388	379
Non-U.S.	1,539	950	1,302
Total current tax expense	3,853	2,451	4,667
Deferred taxes
U.S. federal	(798)	(383)	(2,711)
State and local	(42)	(20)	58
Non-U.S.	7	69	8
Total deferred tax benefit	(833)	(334)	(2,645)
Provision for taxes	$3,020	$2,117	$ 2,022
In the table above, U.S. federal current tax expense and U.S. federal deferred tax benefit in 2018 includes the impact of the Tax Cuts and Jobs Act (Tax Legislation).
The table below presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate.

	Year Ended December

	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	3.1	2.9	2.0
Settlement of employee share-based awards	(1.0)	(0.6)	(2.2)
Non-U.S. operations	(2.4)	(3.6)	(0.7)
Tax credits	(1.2)	(1.8)	(1.4)
Tax-exempt income, including dividends	(0.6)	(1.0)	(0.6)
Tax Legislation	–	–	(3.9)
Non-deductible legal expenses	5.6	2.1	1.2
Other	(0.3)	1.0	0.8
Effective income tax rate	24.2%	20.0%	16.2%
In the table above,
Non-U.S.
operations include the impact of the Base Erosion and Anti-Abuse Tax and Global Intangible Low Taxed Income (GILTI).

196	Goldman Sachs 2020 Form 10-K

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
The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December

$ in millions	2020	2019
Deferred tax assets
Compensation and benefits	$1,609	$1,351
ASC 740 asset related to unrecognized tax benefits	200	279
Non-U.S. operations	737	472
Net operating losses	510	411
Occupancy-related	138	135
Other comprehensive income-related	282	407
Tax credits carryforward	34	59
Operating lease liabilities	618	637
Allowance for credit losses	1,054	433
Other, net	333	160
Subtotal	5,515	4,344
Valuation allowance	(551)	(467)
Total deferred tax assets	$4,964	$3,877
Deferred tax liabilities
Depreciation and amortization	$1,153	$1,022
Unrealized gains	1,120	1,196
Operating lease right-of-use assets	581	595
Total deferred tax liabilities	$2,854	$2,813
The firm has recorded deferred tax assets of $510 million as of December 2020 and $411 million as of December 2019, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $79 million as of both December 2020 and December 2019, related to these net operating loss carryforwards.
As of December 2020, the U.S. federal net operating loss carryforward was $1.00 billion, the state and local net operating loss carryforward was $1.07 billion, and the foreign net operating loss carryforward was $1.06 billion. If not utilized, the U.S. federal
,
the state and local, and foreign net operating loss carryforwards will begin to expire in 2021. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2020, the firm has recorded deferred tax assets of $14 million in connection with general business credit carryforwards and $20 million in connection with state and local tax credit carryforwards. If not utilized, the general business credit carryforward will begin to expire in 2021 and the state and local tax credit carryforward will begin to expire in 2023. As of December 2020, the firm did not have any foreign tax credit carryforwards.
As of both December 2020 and December 2019, the firm had no U.S. capital loss carryforwards and no related net deferred income tax assets. As of December 2020, the firm had deferred tax assets of $258 million in connection with foreign capital loss carryforwards and a valuation allowance of $258 million related to these capital loss carryforwards.
The valuation allowance increased by $84 million during 2020 and increased by $222 million during 2019. The increases in both 2020 and 2019 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.
The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of both December 2020 and December 2019, all U.S. taxes were accrued on these subsidiaries’ distributable earnings, substantially all of which resulted from the Tax Legislation repatriation tax and GILTI.

Goldman Sachs 2020 Form 10-K	197

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
The accrued liability for interest expense related to income tax matters and income tax penalties was $129 million as of December 2020 and $198 million as of December 2019. The firm recognized interest expense and income tax penalties of $41 million for 2020, $60 million for 2019 and $18 million for 2018. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2020 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.
The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December

$ in millions	2020	2019	2018
Beginning balance	$1,445	$1,051	$ 665
Increases based on current year tax positions	164	131	197
Increases based on prior years’ tax positions	209	441	232
Decreases based on prior years’ tax positions	(205)	(54)	(39)
Decreases related to settlements	(367)	(125)	(3)
Exchange rate fluctuations	5	1	(1)
Ending balance	$1,251	$1,445	$1,051
Related deferred income tax asset	200	279	152
Net unrecognized tax benefit	$1,051	$1,166	$ 899
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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2020
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2015
Hong Kong	2014
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2020 and submitted an application for 2021. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2017 has been completed. During 2020, the firm reached an agreement with the IRS on certain items related to tax years through 2017, which did not have a material impact on the effective tax rate. The final resolution of the audit for tax years 2011 through 2017 is not expected to have a material impact on the effective tax rate. The 2018 and 2019 tax years remain subject to post-filing review.
During 2020, New York State and City examinations (excluding GS Bank USA) of 2011 through 2014 were completed. The resolution of these examinations did not have a material impact on the effective tax rate. New York State and City examinations for GS Bank USA through 2014 were completed in 2016. New York State and City examinations of 2015 through 2018 are expected to commence in 2021.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

198	Goldman Sachs 2020 Form 10-K

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
Segment Results
The table below presents a summary of the firm’s segment results.

	Year Ended December

$ in millions	2020	2019	2018
Investment Banking
Non-interest revenues	$ 9,158	$ 7,079	$ 7,856
Net interest income	265	520	322
Total net revenues	9,423	7,599	8,178
Provision for credit losses	1,624	333	124
Operating expenses	6,134	4,685	4,473
Pre-tax earnings	$ 1,665	$ 2,581	$ 3,581
Net earnings	$ 1,262	$ 2,065	$ 3,001
Net earnings to common	$ 1,193	$ 1,996	$ 2,924
Average common equity	$11,313	$11,167	$ 8,737
Return on average common equity	10.5%	17.9%	33.5%
Global Markets
Non-interest revenues	$18,928	$13,109	$12,831
Net interest income	2,229	1,670	1,607
Total net revenues	21,157	14,779	14,438
Provision for credit losses	274	35	52
Operating expenses	12,806	10,851	10,585
Pre-tax earnings	$ 8,077	$ 3,893	$ 3,801
Net earnings	$ 6,122	$ 3,114	$ 3,185
Net earnings to common	$ 5,766	$ 2,729	$ 2,796
Average common equity	$40,760	$40,060	$41,237
Return on average common equity	14.1%	6.8%	6.8%
Asset Management
Non-interest revenues	$ 7,743	$ 8,454	$ 8,353
Net interest income	241	511	482
Total net revenues	7,984	8,965	8,835
Provision for credit losses	442	274	160
Operating expenses	5,142	4,817	4,179
Pre-tax earnings	$ 2,400	$ 3,874	$ 4,496
Net earnings	$ 1,819	$ 3,099	$ 3,767
Net earnings to common	$ 1,740	$ 3,013	$ 3,668
Average common equity	$20,491	$21,575	$19,061
Return on average common equity	8.5%	14.0%	19.2%
Consumer & Wealth Management
Non-interest revenues	$ 3,980	$ 3,542	$ 3,809
Net interest income	2,016	1,661	1,356
Total net revenues	5,996	5,203	5,165
Provision for credit losses	758	423	338
Operating expenses	4,901	4,545	4,224
Pre-tax earnings	$ 337	$ 235	$ 603
Net earnings	$ 256	$ 188	$ 506
Net earnings to common	$ 216	$ 159	$ 472
Average common equity	$ 8,012	$ 6,292	$ 4,950
Return on average common equity	2.7%	2.5%	9.5%
Total
Non-interest revenues	$39,809	$32,184	$32,849
Net interest income	4,751	4,362	3,767
Total net revenues	44,560	36,546	36,616
Provision for credit losses	3,098	1,065	674
Operating expenses	28,983	24,898	23,461
Pre-tax earnings	$12,479	$10,583	$12,481
Net earnings	$ 9,459	$ 8,466	$10,459
Net earnings to common	$ 8,915	$ 7,897	$ 9,860
Average common equity	$80,576	$79,094	$73,985
Return on average common equity	11.1%	10.0%	13.3%

Goldman Sachs 2020 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•
Net revenues in the firm’s segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•
Total operating expenses included net provisions for litigation and regulatory proceedings of $3.42 billion for 2020, $1.24 billion for 2019 and $844 million for 2018, primarily reflected in Investment Banking and Global Markets.

•	Net earnings included an income tax benefit of $487 million in 2018 related to Tax Legislation.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.
The table below presents depreciation and amortization expense by segment.

	Year Ended December

$ in millions	2020	2019	2018
Investment Banking	$ 174	$ 139	$ 114
Global Markets	611	646	563
Asset Management	740	618	450
Consumer & Wealth Management	377	301	201
Total	$1,902	$1,704	$1,328
Segment Assets
The table below presents assets by segment.

	As of December

$ in millions	2020	2019
Investment Banking	$ 116,242	$ 92,009
Global Markets	844,606	725,060
Asset Management	95,751	92,102
Consumer & Wealth Management	106,429	83,797
Total	$1,163,028	$992,968
The table below presents gross loans by segment and loan type, and allowance for loan losses by segment.

	As of December

$ in millions	2020	2019
Investment Banking
Corporate	$ 27,866	$ 27,035
Loans, gross	27,866	27,035
Allowance for loan losses	(1,322)	(470)
Loans	26,544	26,565
Global Markets
Corporate	13,248	11,852
Real estate	16,915	15,671
Other	3,499	3,756
Loans, gross	33,662	31,279
Allowance for loan losses	(448)	(168)
Loans	33,214	31,111
Asset Management
Corporate	7,545	7,420
Real estate	9,125	9,030
Other	675	1,036
Loans, gross	17,345	17,486
Allowance for loan losses	(787)	(385)
Loans	16,558	17,101
Consumer & Wealth Management
Wealth management	33,023	27,940
Installment	3,823	4,747
Credit cards	4,270	1,858
Loans, gross	41,116	34,545
Allowance for loan losses	(1,317)	(418)
Loans	39,799	34,127
Total
Loans, gross	119,989	110,345
Allowance for loan losses	(3,874)	(1,441)
Loans	$116,115	$108,904
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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.

200	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents total net revenues,
pre-tax
earnings and net earnings by geographic region.

$ in millions	2020		2019		2018
Year Ended December
Americas	$27,508	62%	$22,148	60%	$22,339	61%
EMEA	10,868	24%	9,745	27%	9,244	25%
Asia	6,184	14%	4,653	13%	5,033	14%
Total net revenues	$44,560	100%	$36,546	100%	$36,616	100%
Americas	$ 9,019	72%	$ 6,623	62%	$ 8,125	65%
EMEA	3,041	25%	3,349	32%	3,244	26%
Asia	419	3%	611	6%	1,112	9%
Total pre-tax earnings	$12,479	100%	$10,583	100%	$12,481	100%
Americas	$ 7,468	79%	$ 5,514	65%	$ 7,092	68%
EMEA	2,090	22%	2,600	31%	2,522	24%
Asia	(99)	(1)%	352	4%	845	8%
Total net earnings	$ 9,459	100%	$ 8,466	100%	$10,459	100%
In the table above:

•	Americas net earnings included an income tax benefit of $487 million in 2018 related to Tax Legislation.

•	Asia pre-tax earnings and net earnings for 2020 and 2019 were impacted by net provisions for litigation and regulatory proceedings.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of December

$ in millions	2020	2019
U.S. government and agency obligations	$187,009	$167,097
Percentage of total assets	16.1%	16.8%
Non-U.S. government and agency obligations	$ 59,580	$ 44,875
Percentage of total assets	5.1%	4.5%
In addition, the firm had $116.63 billion as of December 2020 and $96.97 billion as of December 2019 of cash deposits held at central banks (included in cash and cash equivalents), of which $52.71 billion as of December 2020 and $50.55 billion as of December 2019 was held at the Federal Reserve.
As of both December 2020 and December 2019, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of December

$ in millions	2020	2019
U.S. government and agency obligations	$60,158	$49,396
Non-U.S. government and agency obligations	$68,001	$55,889
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K. and Japan.

•
Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

Goldman Sachs 2020 Form 10-K	201

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2020 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $0.9 billion in excess of the aggregate reserves for such matters.
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

202	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On August 18, 2020, the firm announced that it entered into a settlement agreement with the Government of Malaysia to resolve the criminal and regulatory proceedings in Malaysia involving the firm, which includes a guarantee that the Government of Malaysia receives at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1MDB.
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
The firm has been working to secure necessary exemptions and authorizations from regulators so that these settlements do not impact the firm’s activities or the services that it provides to clients. In October 2020, the firm submitted its application to the U.S. Department of Labor (DOL) to maintain its status as a qualified professional asset manager (QPAM) and in January 2021 the DOL published for public comment a notice of proposed exemption. The firm expects to obtain the exemption before the sentencing of GS Malaysia.
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
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The second amended complaint filed on November 13, 2020, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies and seeks unspecified damages, disgorgement and injunctive relief. Defendants moved to dismiss this action on January 15, 2021.
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
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification. On December 11, 2020, the United States Supreme Court granted defendants’ petition for writ of certiorari seeking review of the Second Circuit Court of Appeals’ April 7, 2020 decision.

Goldman Sachs 2020 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Complaints were filed in the U.S. District Court for the Southern District of New York on July 25, 2019 and May 29, 2020 against Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. by U.S. Bank National Association, as trustee for two residential mortgage-backed securitization trusts that issued $1.7 billion of securities. The complaints generally allege that mortgage loans in the trusts failed to conform to applicable representations and warranties and seek specific performance or, alternatively, compensatory damages and other relief. On November 23, 2020, the court granted in part and denied in part defendants’ motion to dismiss the complaint in the first action and denied defendants’ motion to dismiss the complaint in the second action. On January 14, 2021, amended complaints were filed in both actions.
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in putative class actions filed in the U.S. District Court for the Southern District of New York beginning in September 2016 on behalf of putative indirect purchasers of foreign exchange instruments. On November 28, 2018, the plaintiffs filed a second-consolidated amended complaint generally alleging a conspiracy to manipulate the foreign currency exchange markets, asserting claims under various state antitrust laws and state consumer protection laws and seeking treble damages in an unspecified amount. On November 19, 2020, the court approved a settlement among the parties. The firm has reserved the full amount of its contribution to the settlement.
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and Group Inc., GSI, GSIB, GS&Co., Goldman Sachs Group UK Limited (GSG UK) and GS Bank USA are among the defendants named in an action filed in the High Court of England and Wales on November 11, 2020, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The summary claim form filed in the U.K. action indicates the action is for breach of U.K. and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading.
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
SunEdison, Inc.
GS&Co. is among the underwriters named as defendants in several putative class actions and individual actions filed beginning in March 2016 relating to the August 2015 public offering of $650 million of SunEdison, Inc. (SunEdison) convertible preferred stock. The defendants also include certain of SunEdison’s directors and officers. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy. The pending cases were transferred to the U.S. District Court for the Southern District of New York and on March 17, 2017, plaintiffs in the putative class action filed a consolidated amended complaint. GS&Co., as underwriter, sold 138,890 shares of SunEdison convertible preferred stock in the offering, representing an aggregate offering price of approximately $139 million. On April 10, 2018 and April 17, 2018, certain plaintiffs in the individual actions filed amended complaints. The defendants have reached a settlement with certain plaintiffs in the individual actions and a settlement of the class action, which the court approved on October 25, 2019. The firm has paid the full amount of its contribution to the settlement. On December 31, 2020, the parties informed the court that they had reached an agreement in principle, subject to documentation, to resolve the remaining individual actions. The firm has reserved the full amount of its proposed contribution to the settlement.

204	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Valeant Pharmaceuticals International, Inc.
GS&Co. and Goldman Sachs Canada Inc. (GS Canada) are among the underwriters and initial purchasers named as defendants in a putative class action filed on March 2, 2016 in the Superior Court of Quebec, Canada. In addition to the underwriters and initial purchasers, the defendants include Valeant Pharmaceuticals International, Inc. (Valeant), certain directors and officers of Valeant and Valeant’s auditor. As to GS&Co. and GS Canada, the complaint relates to the June 2013 public offering of $2.3 billion of common stock, the June 2013 Rule 144A offering of $3.2 billion principal amount of senior notes, and the November 2013 Rule 144A offering of $900 million principal amount of senior notes. The complaint asserts claims under the Quebec Securities Act and the Civil Code of Quebec. On August 29, 2017, the court certified a class that includes only
non-U.S.
purchasers in the offerings. Defendants’ motion for leave to appeal the certification was denied on November 30, 2017. On November 16, 2020, the court approved a settlement agreement among the parties. Under the terms of the agreement, the firm will not be required to contribute to the settlement.
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
Snap Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles, and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the district court action on September 18, 2018. In the district court action, defendants moved for summary judgment on December 19, 2019, following the court’s November 20, 2019 order approving plaintiffs’ motion for class certification. The state court actions have been stayed. On April 27, 2020, the district court preliminarily approved a settlement among the parties, and on November 13, 2020, the state court preliminarily approved a settlement among the parties. Under the terms of the federal and state court preliminary settlements, the firm will not be required to contribute to either settlement.
Sea Limited.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in New York Supreme Court, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depositary shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depositary shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint. Defendants moved to dismiss on March 26, 2019. On December 1, 2020, the court preliminarily approved a settlement agreement among the parties. Under the terms of the agreement, the firm will not be required to contribute to the settlement.
Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On June 26, 2020, the court dismissed the amended complaint in the state court action, and on September 4, 2020, plaintiffs moved for leave to file a consolidated amended complaint. Plaintiffs in the district court action filed a second amended complaint on October 7, 2020. On December 21, 2020, the parties informed the court in the district court action that they were finalizing the terms of a settlement in principle that would resolve the district court and state court actions.

Goldman Sachs 2020 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Alnylam Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 12, 2019 in New York Supreme Court, County of New York, relating to Alnylam Pharmaceuticals, Inc.’s (Alnylam) $805 million November 2017 public offering of common stock. In addition to the underwriters, the defendants include Alnylam and certain of its officers and directors. GS&Co. underwrote 2,576,000 shares of common stock representing an aggregate offering price of approximately $322 million. On October 30, 2020, the court denied the defendants’ motion to dismiss the amended complaint filed on November 7, 2019. On November 12, 2020, defendants appealed the denial to the Appellate Division of the Supreme Court of the State of New York for the First Department.
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On February 18, 2020, defendants moved to dismiss the consolidated complaint in the federal action. On July 31, 2020, defendants filed a motion to dismiss the New York state court action.
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

206	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

GoHealth, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on September 21, 2020 and consolidated in the U.S. District Court for the Northern District of Illinois relating to GoHealth, Inc.’s (GoHealth) $914 million July 2020 initial public offering. In addition to the underwriters, the defendants include GoHealth, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 11,540,550 shares of common stock representing an aggregate offering price of approximately $242 million.
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

Goldman Sachs 2020 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Variable Rate Demand Obligations Antitrust Litigation
GS&Co. is among the defendants named in a putative class action relating to variable rate demand obligations (VRDOs), filed beginning in February 2019 under separate complaints and consolidated in the U.S. District Court for the Southern District of New York. The consolidated amended complaint, filed on May 31, 2019, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate the market for VRDOs. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state common law claims against GS&Co., but denying dismissal of the federal antitrust law claims.
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
GS&Co., GSI, J. Aron & Company and Metro International Trade Services (Metro), a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiffs’ motion for class certification, and on December 16, 2020 the Second Circuit denied leave to appeal the denial. On February 17, 2021, the district court granted defendants’ motion for summary judgment with respect to the claims of most of the individual plaintiffs.
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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot
corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots
of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. Defendants moved to dismiss on December 15, 2020.

208	Goldman Sachs 2020 Form 10-K

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

•	Credit cards, unsecured installment and residential mortgage lending, servicing and securitization, and compliance with related consumer laws;

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs 2020 Form 10-K	209

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
The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated balance sheets. As of December 2020, other assets included $343 million (related to overfunded pension plans) and other liabilities included $478 million, related to these plans. As of December 2019, other assets included $257 million (related to overfunded pension plans) and other liabilities included $415 million, related to these plans.
Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and
non-U.S.
defined contribution plans. The firm’s contribution to these plans was $261 million for 2020, $254 million for 2019 and $240 million for 2018.
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
Cash dividend equivalents paid on RSUs are generally charged to retained earnings. If RSUs that require future service are forfeited, the related dividend equivalents originally charged to retained earnings are reclassified to compensation expense in the period in which forfeiture occurs.
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
As of December 2020, 55.5 million shares were available for grant under the 2018 SIP. If any shares of common stock underlying awards granted under the 2018 SIP, 2015 SIP or 2013 SIP are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will become available to be delivered under the 2018 SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under the 2018 SIP. The 2018 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2022.

210	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Units
The firm grants RSUs (including RSUs subject to performance conditions) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. RSUs generally vest and underlying shares of common stock deliver (net of required withholding tax) as outlined in the applicable award agreements. Award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and, in certain cases, conflicted employment. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. RSUs not subject to performance conditions generally deliver over a three-year period. RSUs that are subject to performance conditions generally deliver after the end of a three-year performance period. For these awards, based on performance, the final award is adjusted from zero to 150% of the original grant. Dividends that accrue during the performance period are paid at settlement.
The table below presents the 2020 activity related to stock settled RSUs.

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding

	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Beginning balance	4,513,476	14,698,855	$196.69	$191.25
Granted	3,527,884	5,395,829	$218.17	$221.94
Forfeited	(412,352)	(217,114)	$208.89	$198.33
Delivered	–	(8,292,011)	$ –	$194.55
Vested	(3,637,660)	3,637,660	$204.57	$204.57
Ending balance	3,991,348	15,223,219	$207.23	$203.41
In the table above:

•
The weighted average grant-date fair value of RSUs granted was $220.45 during 2020, $177.42 during 2019 and $218.06 during 2018. The fair value of the RSUs granted included a liquidity discount of 10.1% during 2020, 10.5% during 2019 and 11.9% during 2018, to reflect post-vesting and delivery transfer restrictions, generally of up to 4 years.

•	The aggregate fair value of awards that vested was $2.01 billion during 2020, $2.00 billion during 2019 and $1.79 billion during 2018.

•	The ending balance included restricted stock subject to future service requirements of 72,369 shares as of December 2020 and 23,068 shares as of December 2019.
•
The ending balance included RSUs subject to performance conditions and future service requirements of 210,692 RSUs as of December 2020 and 224,898 RSUs as of December 2019, and represents the maximum amount of such RSUs that may be earned as of December 2020 and December 2019.

•
The ending balance also included RSUs subject to performance conditions but not subject to future service requirements of 489,602 RSUs as of December 2020 and 268,433 RSUs as of December 2019, and the maximum amount of such RSUs that may be earned was 734,403 RSUs as of December 2020 and 402,650 RSUs as of December 2019.

In relation to
2020 year-end,
during the first quarter of 2021, the firm granted to its employees 9.0 million RSUs, of which 3.0 million RSUs require future service as a condition of delivery for the related shares of common stock. These awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these awards, net of required withholding tax, deliver over a three-year period, but are subject to post-vesting and delivery transfer restrictions through January 2026. These grants are not included in the table above.
As of December 2020, there was $408 million of total unrecognized compensation cost related to non-vested
share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.69 years.
Stock Options
Stock options generally vested as outlined in the applicable stock option agreement. In general, options expired on the tenth anniversary of the grant date, although they may have been subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the stock option agreement and the SIP in effect at the time of grant.
There were no options outstanding as of both December 2020 and December 2019. During 2020 and 2019, no options were exercised. The total intrinsic value of options exercised was $288 million during 2018.
The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December

$ in millions	2020	2019	2018
Share-based compensation	$1,985	$2,120	$1,850
Excess net tax benefit for options exercised	$ –	$ –	$ 64
Excess net tax benefit for share-based awards	$ 120	$ 63	$ 269
In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards, as well as the excess net tax benefit for options exercised.

Goldman Sachs 2020 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 30.
Parent Company

Group Inc. — Condensed Statements of Earnings

	Year Ended December

$ in millions	2020	2019	2018
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$ 40	$ 63	$ 102
Nonbank	11,860	4,199	16,368
Other revenues	774	335	(1,376)
Total non-interest revenues	12,674	4,597	15,094
Interest income	4,020	7,575	6,617
Interest expense	5,861	8,545	8,114
Net interest loss	(1,841)	(970)	(1,497)
Total net revenues	10,833	3,627	13,597
Operating expenses
Compensation and benefits	367	331	299
Other expenses	3,339	1,365	1,192
Total operating expenses	3,706	1,696	1,491
Pre-tax earnings	7,127	1,931	12,106
Benefit for taxes	(696)	(538)	(1,173)
Undistributed earnings/(loss) of subsidiaries and other affiliates	1,636	5,997	(2,820)
Net earnings	9,459	8,466	10,459
Preferred stock dividends	544	569	599
Net earnings applicable to common shareholders	$ 8,915	$7,897	$ 9,860
Supplemental Disclosures:
In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:

•	Dividends from bank subsidiaries included cash dividends of $38 million for 2020, $60 million for 2019 and $76 million for 2018.

•	Dividends from nonbank subsidiaries and other affiliates included cash dividends of $11.32 billion for 2020, $4.18 billion for 2019 and $10.78 billion for 2018.

•	Other revenues included $2.62 billion for 2020, $1.29 billion for 2019 and $(1.69) billion for 2018.

•	Interest income included $3.68 billion for 2020, $7.26 billion for 2019 and $6.33 billion for 2018.

•	Interest expense included $1.73 billion for 2020, $3.15 billion for 2019 and $2.39 billion for 2018.

•	Other expenses included $100 million for 2020, $138 million for 2019 and $159 million for 2018.
Group Inc.’s other comprehensive income/(loss) was $50 million for 2020, $(2.18) billion for 2019 and $2.57 billion for 2018.
Group Inc. — Condensed Balance Sheets

	As of December

$ in millions	2020	2019
Assets
Cash and cash equivalents:
With third-party banks	$ 26	$ 33
With subsidiary bank	–	7
Loans to and receivables from subsidiaries:
Bank	357	2,398
Nonbank (includes $7,242 and $6,460 at fair value)	239,483	239,241
Investments in subsidiaries and other affiliates:
Bank	31,116	30,376
Nonbank	72,689	65,301
Trading assets (at fair value)	951	691
Investments (includes $16,642 and $16,930 at fair value)	20,204	20,499
Other assets	4,811	4,262
Total assets	$369,637	$362,808
Liabilities and shareholders’ equity
Secured borrowings with subsidiaries	$ 35,228	$ 42,083
Payables to subsidiaries	503	640
Trading liabilities (at fair value)	320	417
Unsecured short-term borrowings:
With third parties (includes $1,723 and $4,751 at fair value)	20,563	25,635
With subsidiaries	7,385	917
Unsecured long-term borrowings:
With third parties (includes $11,145 and $15,611 at fair value)	171,934	168,602
With subsidiaries	32,419	28,576
Other liabilities	5,353	5,673
Total liabilities	273,705	272,543
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	11,203	11,203
Common stock	9	9
Share-based awards	3,468	3,195
Additional paid-in capital	55,679	54,883
Retained earnings	112,947	106,465
Accumulated other comprehensive loss	(1,434)	(1,484)
Stock held in treasury, at cost	(85,940)	(84,006)
Total shareholders’ equity	95,932	90,265
Total liabilities and shareholders’ equity	$369,637	$362,808
Supplemental Disclosures:
Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.
Trading assets included derivative contracts with subsidiaries of $843 million as of December 2020 and $584 million as of December 2019.
Trading liabilities included derivative contracts with subsidiaries of $320 million as of December 2020 and $365 million as of December 2019.
As of December 2020, unsecured long-term borrowings with subsidiaries by maturity date are $30.97 billion in 2022, $241 million in 2023, $193 million in 2024, $308 million in 2025 and $704 million in 2026-thereafter.

212	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Group Inc. — Condensed Statements of Cash Flows

	Year Ended December

$ in millions	2020	2019	2018
Cash flows from operating activities
Net earnings	$ 9,459	$ 8,466	$ 10,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed (earnings)/loss of subsidiaries and other affiliates	(1,636)	(5,997)	2,820
Depreciation and amortization	6	26	51
Deferred income taxes	(160)	(210)	(2,817)
Share-based compensation	127	118	105
Gain related to extinguishment of unsecured borrowings	(1)	(20)	(160)
Changes in operating assets and liabilities:
Collateralized transactions (excluding secured borrowings, net)	332	77	147
Trading assets	3,484	5,145	(1,431)
Trading liabilities	(97)	136	27
Other, net	(1,492)	(1,208)	1,492
Net cash provided by operating activities	10,022	6,533	10,693
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(26)	(34)	(63)
Repayments/(issuances) of short-term loans to subsidiaries, net	7,021	2,079	10,829
Issuance of term loans to subsidiaries	(32,472)	(7,374)	(30,336)
Repayments of term loans by subsidiaries	29,568	1,894	25,956
Purchase of investments	(3,767)	(16,776)	(3,141)
Proceeds from sales and paydowns of investments	4,135	9,768	–
Capital distributions from/(contributions to) subsidiaries, net	(5,617)	(415)	1,807
Net cash provided by/(used for) investing activities	(1,158)	(10,858)	5,052
Cash flows from financing activities
Secured borrowings with subsidiary (short-term), net	(6,360)	26,398	(12,853)
Unsecured short-term borrowings, net:
With third parties	(1,372)	(22)	(1,541)
With subsidiaries	12,603	4,649	11,855
Proceeds from issuance of unsecured long-term borrowings	24,789	8,804	26,157
Repayment of unsecured long-term borrowings, including the current portion	(33,432)	(27,172)	(32,429)
Purchase of Trust Preferred securities	(11)	(206)	(35)
Preferred stock redemption	(350)	(1,100)	(650)
Common stock repurchased	(1,928)	(5,335)	(3,294)
Settlement of share-based awards in satisfaction of withholding tax requirements	(830)	(745)	(1,118)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(2,336)	(2,104)	(1,810)
Proceeds from issuance of preferred stock, net of issuance costs	349	1,098	–
Proceeds from issuance of common stock, including exercise of share-based awards	–	–	38
Other financing, net	–	(3)	–
Net cash provided by/(used for) financing activities	(8,878)	4,262	(15,680)
Net increase/(decrease) in cash and cash equivalents	(14)	(63)	65
Cash and cash equivalents, beginning balance	40	103	38
Cash and cash equivalents, ending balance	$ 26	$ 40	$ 103
Supplemental Disclosures:
Cash payments for interest, net of capitalized interest, were $5.92 billion for 2020, $9.53 billion for 2019 and $9.83 billion for 2018, and included $1.90 billion for 2020, $3.01 billion for 2019 and $3.05 billion for 2018 of payments to subsidiaries.
Cash payments/(refunds) for income taxes, net, were $1.37 billion for 2020, $272 million for 2019 and $(98) million for 2018.
Non-cash
activities during the year ended December 2020:

•	Group Inc. exchanged $11.2 million of Trust Preferred securities and common beneficial interests for $12.5 million of certain of the Group Inc.’s junior subordinated debt.
Non-cash
activities during the year ended December 2019:

•	Group Inc. acquired $8.50 billion of deposits with GS Bank USA from Funding IHC in exchange for borrowings.

•	Group Inc. exchanged $211 million of Trust Preferred securities and common beneficial interests for $231 million of certain of the Group Inc.’s junior subordinated debt.
Non-cash
activities during the year ended December 2018:

•
Group Inc. restructured funding for GSG UK and GSI, both wholly-owned subsidiaries of Group Inc., which resulted in a net increase in loans to subsidiaries of $5.71 billion and a decrease in equity interest of $5.71 billion.

•	Group Inc. exchanged $150 million of liabilities and $46 million of related deferred tax assets for $104 million of equity interest in GS&Co., a wholly-owned subsidiary of Group Inc.

•	Group Inc. exchanged $36 million of Trust Preferred securities and common beneficial interests for $36 million of certain of the Group Inc.’s junior subordinated debt.

Goldman Sachs 2020 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

Common Stock Performance
The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2015 (the last trading day before the firm’s 2016 fiscal year) through December 31, 2020, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December

	2015	2016	2017	2018	2019	2020
Group Inc.	$100.00	$134.91	$145.35	$ 96.63	$135.73	$159.45
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
S&P 500 Financials	$100.00	$122.75	$149.93	$130.38	$172.21	$169.18
The graph and table above assume $100 was invested on December 31, 2015 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the Year Ended December

$ in millions	2020	2019	2018
Assets
U.S.	$ 55,662	$ 41,250	$ 65,888
Non-U.S.	71,312	49,161	52,773
Total deposits with banks	126,974	90,411	118,661
U.S.	138,447	156,769	161,783
Non-U.S.	114,974	123,069	140,411
Total collateralized agreements	253,421	279,838	302,194
U.S.	204,118	157,266	127,771
Non-U.S.	118,642	118,086	105,105
Total trading assets	322,760	275,352	232,876
U.S.	56,167	38,419	32,619
Non-U.S.	17,156	15,100	12,729
Total investments	73,323	53,519	45,348
U.S.	94,115	84,416	77,884
Non-U.S.	18,867	13,839	9,246
Total loans	112,982	98,255	87,130
U.S.	57,149	39,961	41,854
Non-U.S.	45,672	36,768	42,292
Total other interest-earning assets	102,821	76,729	84,146
Total interest-earning assets	992,281	874,104	870,355
Cash and due from banks	10,303	10,998	11,380
Other non-interest-earning assets	116,750	86,137	85,846
Total assets	$1,119,334	$971,239	$967,581
Liabilities
U.S.	$ 188,767	$131,937	$117,121
Non-U.S.	51,997	34,993	30,071
Total interest-bearing deposits	240,764	166,930	147,192
U.S.	77,727	65,170	59,129
Non-U.S.	35,284	31,875	45,747
Total collateralized financings	113,011	97,045	104,876
U.S.	42,213	29,333	33,193
Non-U.S.	55,119	45,816	49,295
Total trading liabilities	97,332	75,149	82,488
U.S.	34,449	34,284	40,360
Non-U.S.	22,113	17,323	16,909
Total short-term borrowings	56,562	51,607	57,269
U.S.	199,196	205,324	212,200
Non-U.S.	30,941	28,079	24,173
Total long-term borrowings	230,137	233,403	236,373
U.S.	127,489	128,846	124,657
Non-U.S.	66,403	55,101	63,428
Total other interest-bearing liabilities	193,892	183,947	188,085
Total interest-bearing liabilities	931,698	808,081	816,283
Non-interest-bearing deposits	6,672	5,503	4,273
Other non-interest-bearing liabilities	89,185	67,358	61,787
Total liabilities	1,027,555	880,942	882,343
Shareholders’ equity
Preferred stock	11,203	11,203	11,253
Common stock	80,576	79,094	73,985
Total shareholders’ equity	91,779	90,297	85,238
Total liabilities and shareholders’ equity	$1,119,334	$971,239	$967,581
Percentage attributable to non-U.S. operations
Interest-earnings assets	38.96%	40.73%	41.67%
Interest-bearing liabilities	28.11%	26.38%	28.13%

214	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

	Interest for the Year Ended December

$ in millions	2020	2019	2018
Assets
U.S.	$ 219	$ 918	$ 1,247
Non-U.S.	26	293	171
Total deposits with banks	245	1,211	1,418
U.S.	371	3,925	3,340
Non-U.S.	(89)	472	512
Total collateralized agreements	282	4,397	3,852
U.S.	3,649	3,622	3,200
Non-U.S.	1,561	2,277	1,957
Total trading assets	5,210	5,899	5,157
U.S.	1,081	972	807
Non-U.S.	546	485	408
Total investments	1,627	1,457	1,215
U.S.	4,061	4,655	4,166
Non-U.S.	822	756	523
Total loans	4,883	5,411	4,689
U.S.	1,099	2,313	2,382
Non-U.S.	343	1,050	966
Total other interest-earning assets	1,442	3,363	3,348
Total interest-earning assets	$13,689	$21,738	$19,679
Liabilities
U.S.	$ 1,967	$ 3,099	$ 2,317
Non-U.S.	419	469	289
Total interest-bearing deposits	2,386	3,568	2,606
U.S.	554	2,374	1,760
Non-U.S.	45	284	291
Total collateralized financings	599	2,658	2,051
U.S.	477	466	803
Non-U.S.	761	747	751
Total trading liabilities	1,238	1,213	1,554
U.S.	492	642	672
Non-U.S.	50	26	23
Total short-term borrowings	542	668	695
U.S.	4,034	5,234	5,474
Non-U.S.	119	125	81
Total long-term borrowings	4,153	5,359	5,555
U.S.	(148)	4,048	3,245
Non-U.S.	168	(138)	206
Total other interest-bearing liabilities	20	3,910	3,451
Total interest-bearing liabilities	$ 8,938	$17,376	$15,912
Net interest income
U.S.	$ 3,104	$ 542	$ 871
Non-U.S.	1,647	3,820	2,896
Net interest income	$ 4,751	$ 4,362	$ 3,767

	Average Rate for the Year Ended December

	2020	2019	2018
Assets
U.S.	0.39%	2.23%	1.89%
Non-U.S.	0.04%	0.60%	0.32%
Total deposits with banks	0.19%	1.34%	1.20%
U.S.	0.27%	2.50%	2.06%
Non-U.S.	(0.08)%	0.38%	0.36%
Total collateralized agreements	0.11%	1.57%	1.27%
U.S.	1.79%	2.30%	2.50%
Non-U.S.	1.32%	1.93%	1.86%
Total trading assets	1.61%	2.14%	2.21%
U.S.	1.92%	2.53%	2.47%
Non-U.S.	3.18%	3.21%	3.21%
Total investments	2.22%	2.72%	2.68%
U.S.	4.31%	5.51%	5.35%
Non-U.S.	4.36%	5.46%	5.66%
Total loans	4.32%	5.51%	5.38%
U.S.	1.92%	5.79%	5.69%
Non-U.S.	0.75%	2.86%	2.28%
Total other interest-earning assets	1.40%	4.38%	3.98%
Total interest-earning assets	1.38%	2.49%	2.26%
Liabilities
U.S.	1.04%	2.35%	1.98%
Non-U.S.	0.81%	1.34%	0.96%
Total interest-bearing deposits	0.99%	2.14%	1.77%
U.S.	0.71%	3.64%	2.98%
Non-U.S.	0.13%	0.89%	0.64%
Total collateralized financings	0.53%	2.74%	1.96%
U.S.	1.13%	1.59%	2.42%
Non-U.S.	1.38%	1.63%	1.52%
Total trading liabilities	1.27%	1.61%	1.88%
U.S.	1.43%	1.87%	1.67%
Non-U.S.	0.23%	0.15%	0.14%
Total short-term borrowings	0.96%	1.29%	1.21%
U.S.	2.03%	2.55%	2.58%
Non-U.S.	0.38%	0.45%	0.34%
Total long-term borrowings	1.80%	2.30%	2.35%
U.S.	(0.12)%	3.14%	2.60%
Non-U.S.	0.25%	(0.25)%	0.32%
Total other interest-bearing liabilities	0.01%	2.13%	1.83%
Total interest-bearing liabilities	0.96%	2.15%	1.95%
Interest rate spread	0.42%	0.34%	0.31%
U.S.	0.51%	0.10%	0.17%
Non-U.S.	0.43%	1.07%	0.80%
Net yield on interest-earning assets	0.48%	0.50%	0.43%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of certain receivables from customers and counterparties.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

Goldman Sachs 2020 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

•	Total loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Total short- and long-term borrowings include both secured and unsecured borrowings.
Changes in Net Interest Income, Volume and Rate Analysis
The tables below present the effect on net interest income of volume and rate changes. In this analysis, changes due to volume/rate variance have been allocated to volume.

	Year Ended December 2020 versus December 2019

	Increase (decrease) due to change in:

$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 57	$ (756)	$ (699)
Non-U.S.	8	(275)	(267)
Total deposits with banks	65	(1,031)	(966)
U.S.	(49)	(3,505)	(3,554)
Non-U.S.	6	(567)	(561)
Total collateralized agreements	(43)	(4,072)	(4,115)
U.S.	838	(811)	27
Non-U.S.	7	(723)	(716)
Total trading assets	845	(1,534)	(689)
U.S.	342	(233)	109
Non-U.S.	65	(4)	61
Total investments	407	(237)	170
U.S.	419	(1,013)	(594)
Non-U.S.	219	(153)	66
Total loans	638	(1,166)	(528)
U.S.	331	(1,545)	(1,214)
Non-U.S.	67	(774)	(707)
Total other interest-earning assets	398	(2,319)	(1,921)
Change in interest income	2,310	(10,359)	(8,049)
Interest-bearing liabilities
U.S.	592	(1,724)	(1,132)
Non-U.S.	137	(187)	(50)
Total interest-bearing deposits	729	(1,911)	(1,182)
U.S.	90	(1,910)	(1,820)
Non-U.S.	4	(243)	(239)
Total collateralized financings	94	(2,153)	(2,059)
U.S.	146	(135)	11
Non-U.S.	128	(114)	14
Total trading liabilities	274	(249)	25
U.S.	2	(152)	(150)
Non-U.S.	11	13	24
Total short-term borrowings	13	(139)	(126)
U.S.	(124)	(1,076)	(1,200)
Non-U.S.	11	(17)	(6)
Total long-term borrowings	(113)	(1,093)	(1,206)
U.S.	2	(4,198)	(4,196)
Non-U.S.	29	277	306
Total other interest-bearing liabilities	31	(3,921)	(3,890)
Change in interest expense	1,028	(9,466)	(8,438)
Change in net interest income	$1,282	$ (893)	$ 389

	Year Ended December 2019 versus December 2018

	Increase (decrease) due to change in:

$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$(548)	$ 219	$ (329)
Non-U.S.	(22)	144	122
Total deposits with banks	(570)	363	(207)
U.S.	(126)	711	585
Non-U.S.	(67)	27	(40)
Total collateralized agreements	(193)	738	545
U.S.	679	(257)	422
Non-U.S.	250	70	320
Total trading assets	929	(187)	742
U.S.	147	18	165
Non-U.S.	76	1	77
Total investments	223	19	242
U.S.	360	129	489
Non-U.S.	251	(18)	233
Total loans	611	111	722
U.S.	(110)	41	(69)
Non-U.S.	(158)	242	84
Total other interest-earning assets	(268)	283	15
Change in interest income	732	1,327	2,059
Interest-bearing liabilities
U.S.	348	434	782
Non-U.S.	66	114	180
Total interest-bearing deposits	414	548	962
U.S.	220	394	614
Non-U.S.	(124)	117	(7)
Total collateralized financings	96	511	607
U.S.	(61)	(276)	(337)
Non-U.S.	(57)	53	(4)
Total trading liabilities	(118)	(223)	(341)
U.S.	(114)	84	(30)
Non-U.S.	1	2	3
Total short-term borrowings	(113)	86	(27)
U.S.	(175)	(65)	(240)
Non-U.S.	17	27	44
Total long-term borrowings	(158)	(38)	(196)
U.S.	132	671	803
Non-U.S.	21	(365)	(344)
Total other interest-bearing liabilities	153	306	459
Change in interest expense	274	1,190	1,464
Change in net interest income	$ 458	$ 137	$ 595

216	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

Deposits
The table below presents information about interest-bearing deposits.

	Year Ended December

$ in millions	2020	2019	2018
Average balances
U.S.
Savings and demand	$125,264	$ 86,108	$ 76,428
Time	63,503	45,829	40,693
Total U.S.	188,767	131,937	117,121
Non-U.S.
Demand	34,838	20,733	9,579
Time	17,159	14,260	20,492
Total non-U.S.	51,997	34,993	30,071
Total	$240,764	$166,930	$147,192
Average interest rates
U.S.
Savings and demand	0.72%	2.23%	1.85%
Time	1.68%	2.58%	2.21%
Total U.S.	1.04%	2.35%	1.98%
Non-U.S.
Demand	0.79%	1.51%	1.29%
Time	0.84%	1.09%	0.81%
Total non-U.S.	0.81%	1.34%	0.96%
Total	0.99%	2.14%	1.77%
In the table above, deposits are classified as U.S. and
non-U.S.
based on the location of the entity in which such deposits are held.
As of December 2020, deposits in U.S. offices included $21.72 billion and
non-U.S.
offices included $12.57 billion of time deposits that were greater than $100,000.
As of December 2020, deposits in U.S. offices included $4.53 billion held by
non-U.S.
depositors.
The table below presents maturities of these time deposits held in U.S. offices.

$ in millions	As of December 2020
3 months or less	$ 8,093
3 to 6 months	6,023
6 to 12 months	5,317
Greater than 12 months	2,282
Total	$21,715
Short-Term and Other Borrowed Funds
The table below presents information about securities loaned and repurchase agreements, and short-term borrowings.

	As of December

$ in millions	2020	2019	2018
Securities loaned and securities sold under agreements to repurchase
Amounts outstanding at year-end	$148,192	$132,741	$ 90,531
Average outstanding during the year	$113,011	$ 97,045	$104,876
Maximum month-end outstanding	$148,192	$132,741	$123,805
Weighted average interest rate
During the year	0.53%	2.74%	1.96%
At year-end	(0.14)%	1.61%	3.31%
Short-term borrowings
Amounts outstanding at year-end	$ 66,088	$ 55,611	$ 50,057
Average outstanding during the year	$ 56,562	$ 51,607	$ 57,269
Maximum month-end outstanding	$ 66,088	$ 57,209	$ 63,743
Weighted average interest rate
During the year	0.96%	1.29%	1.21%
At year-end	0.83%	1.24%	1.30%
In the table above:

•
These borrowings generally mature within one year of the financial statement date and include borrowings that are redeemable at the option of the holder within one year of the financial statement date.

•
Amounts outstanding at
year-end
for short-term borrowings included short-term secured financings of $13.22 billion as of December 2020, $7.32 billion as of December 2019 and $9.56 billion as of December 2018.

•	The weighted average interest rates for these borrowings include the effect of hedging activities.
Loan Portfolio
The table below presents information about loans.

	As of December

$ in millions	2020	2019	2018	2017	2016
Corporate	$ 37,322	$ 37,161	$37,518	$32,616	$28,889
Wealth management	29,000	24,783	22,649	21,591	19,225
Commercial real estate	15,374	12,836	11,052	8,239	3,604
Residential real estate	5,131	6,290	7,820	7,299	4,305
Consumer:
Installment	3,823	4,747	4,536	1,912	208
Credit card	4,270	1,858	–	–	–
Other	3,443	4,186	4,461	5,014	3,428
Total U.S.	98,363	91,861	88,036	76,671	59,659
Corporate	11,337	9,146	4,857	3,686	2,529
Wealth management	4,023	3,157	2,119	2,102	1,442
Commercial real estate	4,916	4,907	3,126	3,149	2,805
Residential real estate	619	668	481	600	556
Other	731	606	284	32	21
Total non-U.S.	21,626	18,484	10,867	9,569	7,353
Total loans, gross	119,989	110,345	98,903	86,240	67,012
Allowance for loan losses
U.S.	3,038	1,146	848	604	476
Non-U.S.	836	295	218	199	33
Total allowance for loan losses	3,874	1,441	1,066	803	509
Total loans	$116,115	$108,904	$97,837	$85,437	$66,503
In the table above, loans are classified as U.S. and
non-U.S.
based on the location of the entity in which such loans are held.
Allowance for Loan Losses
The table below presents changes in the allowance for loan losses.

	As of December

$ in millions	2020	2019	2018	2017	2016
Allowance for loan losses
Beginning balance	$1,441	$1,066	$ 803	$509	$414
Impact of CECL adoption	727	–	–	–	–
Net charge-offs	(907)	(490)	(337)	(203)	(8)
Provision for loan losses	2,853	990	654	574	138
Other	(240)	(125)	(54)	(77)	(35)
Ending balance	$3,874	$1,441	$1,066	$803	$509

Goldman Sachs 2020 Form 10-K	217

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

In the table above:

•
Allowance for loan losses as of 2020, 2019 and 2018 primarily related to corporate loans and consumer loans that were held in entities located in the U.S. Allowance for loan losses as of 2017 and earlier primarily related to corporate and wealth management loans that were held in entities located in the U.S.

•
Net charge-offs for 2020 were primarily related to corporate loans held in entities located in the U.S. Net charge-offs for 2019 were primarily related to consumer loans held in entities located in the U.S. Net charge-offs for 2018 were primarily related to consumer loans held in entities located in the U.S. and commercial real estate PCI loans held in entities located outside of the U.S. Net charge-offs for 2017 and earlier were primarily related to corporate loans held in entities located in the U.S.

Maturities and Sensitivity to Changes in Interest Rates
The table below presents gross loans by tenor and a distribution of such loans between fixed and floating interest rates.

	Maturities and Sensitivity to Changes in Interest Rates as of December 2020

$ in millions	Less than 1 year	1 - 5 years	Greater than 5 years	Total
Corporate	$ 4,058	$29,591	$ 3,673	$ 37,322
Wealth management	17,374	3,775	7,851	29,000
Commercial real estate	2,146	12,443	785	15,374
Residential real estate	865	3,453	813	5,131
Consumer:
Installment	208	3,613	2	3,823
Credit card	4,270	–	–	4,270
Other	354	2,258	831	3,443
Total U.S.	29,275	55,133	13,955	98,363
Corporate	868	6,832	3,637	11,337
Wealth management	3,958	65	–	4,023
Commercial real estate	1,606	2,329	981	4,916
Residential real estate	80	448	91	619
Other	39	692	–	731
Total non-U.S.	6,551	10,366	4,709	21,626
Total loans, gross	$35,826	$65,499	$18,664	$119,989
Loans at fixed interest rates	$ 722	$ 3,987	$ 264	$ 4,973
Loans at variable interest rates	35,104	61,512	18,400	115,016
Total	$35,826	$65,499	$18,664	$119,989
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

$ in millions	Banks	Governments	Other	Total	Commitments
As of December 2020
Cayman Islands	$ 7	$ 1	$62,427	$62,435	$ 7,001
Japan	$7,106	$21,795	$ 5,962	$34,863	$16,384
Canada	$4,380	$ 158	$14,440	$18,978	$ 1,992
France	$1,197	$ 1,787	$15,219	$18,203	$18,618
China	$2,608	$ 153	$14,730	$17,491	$ 374
Ireland	$ 416	$ 15	$12,831	$13,262	$ 1,501
U.K.	$2,511	$ 6	$ 8,173	$10,690	$13,026
South Korea	$ 478	$ 1,549	$ 8,273	$10,300	$ –
Taiwan	$ 532	$ 1,981	$ 7,510	$10,023	$ –
Germany	$1,525	$ 1,128	$ 6,338	$ 8,991	$ 7,476
As of December 2019
Cayman Islands	$ 7	$ 2	$35,920	$35,929	$ 5,014
Germany	$1,790	$22,828	$ 7,058	$31,676	$ 6,562
France	$1,311	$ 1,910	$15,146	$18,367	$24,497
Canada	$3,079	$ 192	$14,609	$17,880	$ 1,743
Ireland	$ 733	$ 96	$15,083	$15,912	$ 1,238
Japan	$7,203	$ 132	$ 6,889	$14,224	$13,930
China	$3,103	$ 251	$ 9,834	$13,188	$ 1,059
U.K.	$1,776	$ 18	$ 8,421	$10,215	$14,074
South Korea	$ 150	$ 1,021	$ 8,775	$ 9,946	$ 60
Luxembourg	$ 40	$ 92	$ 7,984	$ 8,116	$ 4,136
As of December 2018
Germany	$2,028	$43,730	$ 4,755	$50,513	$ 3,834
Cayman Islands	$ 27	$ 2	$47,595	$47,624	$ 4,207
France	$1,193	$ 5,094	$11,549	$17,836	$10,307
Japan	$9,106	$ 1,686	$ 6,146	$16,938	$12,553
Ireland	$ 146	$ 55	$12,390	$12,591	$ 822
Canada	$2,383	$ 470	$ 7,845	$10,698	$ 1,513
Luxembourg	$ 22	$ 41	$ 9,799	$ 9,862	$ 2,838
U.K.	$1,101	$ 77	$ 8,458	$ 9,636	$20,336
China	$1,952	$ 66	$ 6,882	$ 8,900	$ 271
South Korea	$ 162	$ 2,935	$ 3,989	$ 7,086	$ 10
In the table above:

•	Cross-border outstandings includes cash, receivables, collateralized agreements and cash financial instruments, but exclude derivative instruments.

•	Collateralized agreements are presented gross, without reduction for related securities collateral held.

•	Margin loans (included in receivables) are presented based on the amount of collateral advanced by the counterparty.

•	Substantially all commitments consists of commitments to extend credit and collateralized agreement commitments.

218	Goldman Sachs 2020 Form 10-K

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
under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this
Form 10-K.
Item 9B.    Other Information
On February 16, 2021, Group Inc. filed a Certificate of Elimination with the Secretary of State of the State of Delaware which, upon filing, had the effect of eliminating from its Restated Certificate of Incorporation all matters set forth therein with respect to shares of its 5.375%
Fixed-To-Floating
Rate
Non-Cumulative
Preferred Stock, Series M, which had previously been redeemed in full. A copy of the Certificate of Elimination is attached as Exhibit 3.3 to this
Form 10-K
and incorporated by reference herein. A Restated Certificate of Incorporation reflecting these changes was filed with the Secretary of State of the State of Delaware on February 16, 2021, and a copy is included as Exhibit 3.1 to this
Form 10-K.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information about our executive officers is included on page 23 of this
Form 10-K.
Information about our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2020 (2021 Proxy Statement) and is incorporated in this
Form 10-K
by reference. Information about our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this
Form 10-K.
Item 11.    Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2021 Proxy Statement and is incorporated in this
Form 10-K
by reference.

Goldman Sachs 2020 Form 10-K	219

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2021 Proxy Statement and is incorporated in this
Form 10-K
by reference.
The table below presents information as of December 31, 2020 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2020.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans:
Approved by security holders	19,386,999	N/A	55,515,851
Not approved by security holders	–	–	–
Total	19,386,999		55,515,851
In the table above:

•
Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 19,386,999 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2020, there were no outstanding options.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2021 Proxy Statement and is incorporated in this
Form 10-K
by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2021 Proxy Statement and is incorporated in this
Form 10-K
by reference.
PART IV
Item 15.     Exhibit and Financial Statement Schedules
(a) Documents filed as part of this Report:
1. Consolidated Financial Statements
The consolidated financial statements required to be filed in this
Form 10-K
are included in Part II, Item 8 hereof.
2. Exhibits

2.1	Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).

3.1
Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of February 16, 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3, filed on February 18, 2021).

3.2
Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

3.3	Certificate of Elimination of 5.375% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series M, of The Goldman Sachs Group, Inc.

4.1	Description of The Goldman Sachs Group, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

220	Goldman Sachs 2020 Form 10-K

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

4.13
Eighth Supplemental Indenture, dated as of October 14, 2020, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2020).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of
Regulation S-K.
The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Goldman Sachs 2020 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

10.6
Amended and Restated Shareholders’ Agreement, effective as of December 31, 2019, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

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

10.12
The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007). †

10.13	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.14	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.15	Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.16
Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).

222	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.17
General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

10.18
Goldman Sachs & Co. LLC Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

10.19
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

10.21	Description of PMD Retiree Medical Program. †

10.22
Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2008). †

10.23
General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed on March 19, 2009).

10.24	Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.25
Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.26
Form of Year-End RSU Award Agreement (not fully vested) (pre-2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.27
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

10.30
Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.31	Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.32	Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

Goldman Sachs 2020 Form 10-K	223

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.33
The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.34	Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.35	Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.36	Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.37
Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).

10.38	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.39
The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.40	Form of Non-Employee Director RSU Award Agreement. †

10.41	Form of One-Time RSU Award Agreement. †

10.42	Form of Year-End RSU Award Agreement (not fully vested). †

10.43	Form of Year-End RSU Award Agreement (fully vested). †

10.44	Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †

10.45	Form of Year-End Short-Term RSU Award Agreement. †

10.46	Form of Year-End Restricted Stock Award Agreement (not fully vested). †

10.47
Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †

10.48	Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.49	Form of Fixed Allowance RSU Award Agreement. †

10.50	Form of Fixed Allowance Restricted Stock Award Agreement. †

10.51	Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.52	Form of Performance-Based Restricted Stock Unit Award Agreement (fully vested). †

10.53	Form of Performance-Based Restricted Stock Unit Award Agreement (not fully vested). †

10.54	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.55	Form of Signature Card for Equity Awards. †

10.56
Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).

224	Goldman Sachs 2020 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.57
Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).

10.58
Lease, dated August 17, 2018, between Farringdon Street Partners Limited and Farringdon Street (Nominee) Limited, as Landlord, and Goldman Sachs International, as Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.

22.1	Issuers of guaranteed securities (incorporated by reference to Exhibit 22.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3, filed on February 18, 2021).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (iii) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2020 Form 10-K	225

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer
Date:		February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David M. Solomon
Name:		David M. Solomon
Capacity:		Director, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:		February 19, 2021

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Drew G. Faust
Name:		Drew G. Faust
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Capacity:		Director
Date:		February 19, 2021

By:	/s/	David A. Viniar
Name:		David A. Viniar
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Mark O. Winkelman
Name:		Mark O. Winkelman
Capacity:		Director
Date:		February 19, 2021

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Capacity:		Chief Financial Officer (Principal Financial Officer)
Date:		February 19, 2021

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Capacity:		Chief Accounting Officer (Principal Accounting Officer)
Date:		February 19, 2021

226	Goldman Sachs 2020 Form 10-K