Form 10-Q
period 2021-03-31
GOLDMAN SACHS GROUP INC
filed 2021-05-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
of the Exchange Act). ☐ Yes ☒ No
As of April 16, 2021, there were 339,762,194 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Goldman Sachs March 2021 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March

in millions, except per share amounts	2021	2020
Revenues
Investment banking	$ 3,566	$1,742
Investment management	1,796	1,768
Commissions and fees	1,073	1,020
Market making	5,893	3,682
Other principal transactions	3,894	(782)
Total non-interest revenues	16,222	7,430
Interest income	3,054	4,750
Interest expense	1,572	3,437
Net interest income	1,482	1,313
Total net revenues	17,704	8,743
Provision for credit losses	(70)	937
Operating expenses
Compensation and benefits	6,043	3,235
Transaction based	1,256	1,030
Market development	80	153
Communications and technology	375	321
Depreciation and amortization	498	437
Occupancy	247	238
Professional fees	360	347
Other expenses	578	697
Total operating expenses	9,437	6,458
Pre-tax earnings	8,337	1,348
Provision for taxes	1,501	135
Net earnings	6,836	1,213
Preferred stock dividends	125	90
Net earnings applicable to common shareholders	$ 6,711	$1,123
Earnings per common share
Basic	$ 18.80	$ 3.12
Diluted	$ 18.60	$ 3.11
Average common shares
Basic	356.6	358.0
Diluted	360.9	361.1
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

$ in millions	2021	2020
Net earnings	$ 6,836	$1,213
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	–	(17)
Debt valuation adjustment	(19)	2,914
Pension and postretirement liabilities	7	7
Available-for-sale securities	(628)	517
Other comprehensive income/(loss)	(640)	3,421
Comprehensive income	$ 6,196	$4,634

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	March 2021	December 2020
Assets
Cash and cash equivalents	$ 191,155	$ 155,842
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	146,084	108,060
Securities borrowed (includes $31,554 and $28,898 at fair value)	178,245	142,160
Customer and other receivables (includes $49 and $82 at fair value)	164,658	121,331
Trading assets (at fair value and includes $62,415 and $ 69,031 pledged as collateral)	374,218	393,630
Investments (includes $82,364 and $82,778 at fair value, and $15,800 and $13,375 pledged as collateral)	88,016	88,445
Loans (net of allowance of $3,515 and $3,874, and includes $13,482 and $13,625 at fair value)	121,261	116,115
Other assets	37,911	37,445
Total assets	$1,301,548	$1,163,028
Liabilities and shareholders’ equity
Deposits (includes $32,229 and $16,176 at fair value)	$ 286,018	$ 259,962
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	130,607	126,571
Securities loaned (includes $3,678 and $1,053 at fair value)	34,345	21,621
Other secured financings (includes $26,197 and $24,126 at fair value)	27,668	25,755
Customer and other payables	224,268	190,658
Trading liabilities (at fair value)	200,807	153,727
Unsecured short-term borrowings (includes $30,485 and $26,750 at fair value)	58,463	52,870
Unsecured long-term borrowings (includes $39,902 and $40,911 at fair value)	219,044	213,481
Other liabilities (includes $160 and $263 at fair value)	22,664	22,451
Total liabilities	1,203,884	1,067,096
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $9,203 and $11,203	9,203	11,203
Common stock; 906,270,681 and 901,692,039 shares issued, and 340,018,220 and 344,088,725 shares outstanding	9	9
Share-based awards	3,608	3,468
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	56,340	55,679
Retained earnings	119,210	112,947
Accumulated other comprehensive loss	(2,074)	(1,434)
Stock held in treasury, at cost; 566,252,463 and 557,603,316 shares	(88,632)	(85,940)
Total shareholders’ equity	97,664	95,932
Total liabilities and shareholders’ equity	$1,301,548	$1,163,028

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2021 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March

$ in millions	2021	2020
Preferred stock
Beginning balance	$ 11,203	$ 11,203
Issued	–	350
Redeemed	(2,000)	(350)
Ending balance	9,203	11,203
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	3,468	3,195
Issuance and amortization of share-based awards	1,759	1,397
Delivery of common stock underlying share-based awards	(1,597)	(1,547)
Forfeiture of share-based awards	(22)	(8)
Ending balance	3,608	3,037
Additional paid-in capital
Beginning balance	55,679	54,883
Delivery of common stock underlying share-based awards	1,590	1,541
Cancellation of share-based awards in satisfaction of withholding tax requirements	(937)	(803)
Issuance costs of redeemed preferred stock	7	–
Other	1	–
Ending balance	56,340	55,621
Retained earnings
Beginning balance, as previously reported	112,947	106,465
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	–	(638)
Beginning balance, adjusted	112,947	105,827
Net earnings	6,836	1,213
Dividends and dividend equivalents declared on common stock and share-based awards	(448)	(449)
Dividends declared on preferred stock	(104)	(89)
Preferred stock redemption premium	(21)	(1)
Ending balance	119,210	106,501
Accumulated other comprehensive income/(loss)
Beginning balance	(1,434)	(1,484)
Other comprehensive income/(loss)	(640)	3,421
Ending balance	(2,074)	1,937
Stock held in treasury, at cost
Beginning balance	(85,940)	(84,006)
Repurchased	(2,700)	(1,928)
Reissued	10	10
Other	(2)	(5)
Ending balance	(88,632)	(85,929)
Total shareholders’ equity	$ 97,664	$ 92,379

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

$ in millions	2021	2020
Cash flows from operating activities
Net earnings	$ 6,836	$ 1,213
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	498	437
Share-based compensation	1,759	1,395
Gain related to extinguishment of unsecured borrowings	–	(1)
Provision for credit losses	(70)	937
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(9,722)	(7,961)
Collateralized transactions (excluding other secured financings), net	(57,349)	(55,249)
Trading assets	15,373	(20,580)
Trading liabilities	46,777	27,523
Loans held for sale, net	(656)	2,624
Other, net	(8,629)	(3,369)
Net cash used for operating activities	(5,183)	(53,031)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,312)	(2,843)
Proceeds from sales of property, leasehold improvements and equipment	192	397
Purchase of investments	(12,848)	(10,214)
Proceeds from sales and paydowns of investments	15,319	3,889
Loans (excluding loans held for sale), net	(3,838)	(23,565)
Net cash used for investing activities	(2,487)	(32,336)
Cash flows from financing activities
Unsecured short-term borrowings, net	3,788	2,915
Other secured financings (short-term), net	2,555	16,307
Proceeds from issuance of other secured financings (long-term)	1,695	2,969
Repayment of other secured financings (long-term), including the current portion	(727)	(445)
Purchase of Trust Preferred securities	–	(11)
Proceeds from issuance of unsecured long-term borrowings	26,426	26,506
Repayment of unsecured long-term borrowings, including the current portion	(11,764)	(16,175)
Derivative contracts with a financing element, net	303	134
Deposits, net	26,522	28,381
Preferred stock redemption	(2,000)	(350)
Common stock repurchased	(2,700)	(1,928)
Settlement of share-based awards in satisfaction of withholding tax requirements	(938)	(804)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(551)	(538)
Proceeds from issuance of preferred stock, net of issuance costs	–	349
Other financing, net	374	–
Net cash provided by financing activities	42,983	57,310
Net increase/(decrease) in cash and cash equivalents	35,313	(28,057)
Cash and cash equivalents, beginning balance	155,842	133,546
Cash and cash equivalents, ending balance	$191,155	$105,489
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 1,896	$ 4,041
Cash payments for income taxes, net	$ 555	$ 474
See Notes 12 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2021 Form 10-Q	4

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
Global Markets
The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products with institutional clients, such as corporations, financial institutions, investment funds and governments. The firm also makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime brokerage and other equities financing activities, including securities lending, margin lending and swaps. The firm also provides financing to clients through securities purchased under agreements to resell (resale agreements), and through structured credit, warehouse and asset-backed lending.
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
Consumer & Wealth Management
The firm provides investing and wealth advisory solutions, including financial planning and counseling, executing brokerage transactions and managing assets for individuals in its wealth management business. The firm also provides loans, accepts deposits and provides investing services through its consumer banking digital platform,
Marcus by Goldman Sachs
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
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on
Form 10-K
for the year ended December 31, 2020. References to “the 2020
Form 10-K”
are to the firm’s Annual Report on
Form 10-K
for the year ended December 31, 2020. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the Securities and Exchange Commission.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2021 and March 2020 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2021 and March 31, 2020, respectively. All references to December 2020 refer to the date December 31, 2020. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
In the fourth quarter of 2020, brokerage, clearing, exchange and distribution fees was renamed transaction based and additionally includes expenses resulting from completed transactions, which are directly related to client revenues. Such expenses were previously reported in other expenses. Previously reported amounts have been conformed to the current presentation.

5	Goldman Sachs March 2021 Form 10-Q

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

Goldman Sachs March 2021 Form 10-Q	6

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
Revenues from contracts with clients represent approximately 35% of total non-interest
revenues (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for the three months ended March 2021, and approximately 55% of total non-interest
revenues (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for the three months ended March 2020. See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs March 2021 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2021, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2028. Annual revenues associated with such performance obligations average less than $250 million through 2028.
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

Goldman Sachs March 2021 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $11.27 billion as of March 2021 and $11.95 billion as of December 2020. Cash and cash equivalents also included interest-bearing deposits with banks of $179.89 billion as of March 2021 and $143.89 billion as of December 2020.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $25.56 billion as of March 2021 and $24.52 billion as of December 2020. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $102.46 billion as of March 2021 and $82.39 billion as of December 2020, and receivables from brokers, dealers and clearing organizations of $62.20 billion as of March 2021 and $38.94 billion as of December 2020. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2021 and December 2020. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.87 billion as of March 2021 and $2.60 billion as of December 2020. As of both March 2021 and December 2020 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $201.05 billion as of March 2021 and $183.57 billion as of December 2020, and payables to brokers, dealers and clearing organizations of $23.22 billion as of March 2021 and $7.09 billion as of December 2020. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2021 and December 2020. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs March 2021 Form 10-Q

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
Cash dividend equivalents paid on restricted stock units (RSUs) are generally charged to retained earnings. If RSUs that require future service are forfeited, the related dividend equivalents originally charged to retained earnings are reclassified to compensation expense in the period in which forfeiture occurs.
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

Goldman Sachs March 2021 Form 10-Q	10

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

11	Goldman Sachs March 2021 Form 10-Q

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

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs March 2021 Form 10-Q	12

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

13	Goldman Sachs March 2021 Form 10-Q

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

•
Commodity.
Commodity derivatives include transactions referenced to energy (e.g., oil, natural gas and electricity), metals (e.g., precious and base) and soft commodities (e.g., agricultural). Price transparency varies based on the underlying commodity, delivery location, tenor and product quality (e.g., diesel fuel compared to unleaded gasoline). In general, price transparency for commodity derivatives is greater for contracts with shorter tenors and contracts that are more closely aligned with major and/or benchmark commodity indices.

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

Goldman Sachs March 2021 Form 10-Q	14

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
Other Secured Financings.
The significant inputs to the valuation of other secured financings are the amount and timing of expected future cash flows, interest rates, funding spreads and the fair value of the collateral delivered by the firm (determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions). See Note 11 for further information about other secured financings.
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

15	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities accounted for at fair value.

	As of

$ in millions	March 2021	December 2020
Total level 1 financial assets	$ 253,650	$ 263,999
Total level 2 financial assets	428,190	410,275
Total level 3 financial assets	26,893	26,305
Investments in funds at NAV	3,758	3,664
Counterparty and cash collateral netting	(64,740)	(77,170)
Total financial assets at fair value	$ 647,751	$ 627,073
Total assets	$1,301,548	$1,163,028
Total level 3 financial assets divided by:
Total assets	2.1%	2.3%
Total financial assets at fair value	4.2%	4.2%
Total level 1 financial liabilities	$ 133,542	$ 85,120
Total level 2 financial liabilities	350,494	331,824
Total level 3 financial liabilities	33,192	32,930
Counterparty and cash collateral netting	(53,163)	(60,297)
Total financial liabilities at fair value	$ 464,065	$ 389,577
Total liabilities	$1,203,884	$1,067,096
Total level 3 financial liabilities divided by:
Total liabilities	2.8%	3.1%
Total financial liabilities at fair value	7.2%	8.5%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of

$ in millions	March 2021	December 2020
Trading assets:
Trading cash instruments	$ 1,373	$ 1,237
Derivatives	5,940	5,967
Investments	17,049	16,423
Loans	2,531	2,678
Total	$ 26,893	$ 26,305
Level 3 financial assets as of March 2021 increased compared with December 2020, primarily reflecting an increase in level 3 investments. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of March 2021
Trading cash instruments	$304,675	$150,585
Derivatives	69,543	50,222
Total	$374,218	$200,807
As of December 2020
Trading cash instruments	$324,049	$ 95,136
Derivatives	69,581	58,591
Total	$393,630	$153,727
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March

$ in millions	2021	2020
Interest rates	$ (1,243)	$ 737
Credit	852	1,842
Currencies	2,850	(735)
Equities	2,778	1,700
Commodities	656	138
Total	$ 5,893	$ 3,682
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

Goldman Sachs March 2021 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2021
Assets
Government and agency obligations:
U.S.	$ 66,374	$ 27,233	$ –	$ 93,607
Non-U.S.	53,647	14,906	19	68,572
Loans and securities backed by:
Commercial real estate	–	736	115	851
Residential real estate	–	8,619	204	8,823
Corporate debt instruments	488	33,134	918	34,540
State and municipal obligations	–	216	–	216
Other debt obligations	202	1,830	45	2,077
Equity securities	86,325	2,784	72	89,181
Commodities	–	6,808	–	6,808
Total	$ 207,036	$ 96,266	$1,373	$ 304,675
Liabilities
Government and agency obligations:
U.S.	$ (20,825)	$ (11)	$ –	$ (20,836)
Non-U.S.	(31,972)	(2,632)	–	(34,604)
Loans and securities backed by:
Commercial real estate	–	(23)	(4)	(27)
Residential real estate	–	(45)	–	(45)
Corporate debt instruments	(67)	(13,782)	(71)	(13,920)
Other debt obligations	–	–	(1)	(1)
Equity securities	(80,610)	(503)	(30)	(81,143)
Commodities	–	(9)	–	(9)
Total	$(133,474)	$ (17,005)	$ (106)	$(150,585)
As of December 2020
Assets
Government and agency obligations:
U.S.	$ 93,670	$ 44,863	$ –	$ 138,533
Non-U.S.	46,147	11,261	15	57,423
Loans and securities backed by:
Commercial real estate	–	597	203	800
Residential real estate	–	6,948	131	7,079
Corporate debt instruments	915	29,639	797	31,351
State and municipal obligations	–	200	–	200
Other debt obligations	338	1,055	19	1,412
Equity securities	75,300	2,505	72	77,877
Commodities	–	9,374	–	9,374
Total	$ 216,370	$106,442	$1,237	$ 324,049
Liabilities
Government and agency obligations:
U.S.	$ (16,880)	$ (13)	$ –	$ (16,893)
Non-U.S.	(22,092)	(1,792)	–	(23,884)
Loans and securities backed by:
Commercial real estate	–	(17)	(1)	(18)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,970)	(50)	(8,022)
State and municipal obligations	–	(5)	–	(5)
Other debt obligations	–	–	(2)	(2)
Equity securities	(45,734)	(550)	(27)	(46,311)
Total	$ (84,708)	$ (10,348)	$ (80)	$ (95,136)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

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

	As of March 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$115		$203
Yield	2.1% to 23.5%	13.5%	1.7% to 22.0%	9.0%
Recovery rate	13.0% to 96.5%	62.2%	5.1% to 94.9%	57.7%
Duration (years)	0.9 to 4.9	2.6	1.1 to 9.1	5.0
Loans and securities backed by residential real estate
Level 3 assets	$204		$131
Yield	1.0% to 34.8%	6.9%	0.6% to 15.7%	6.3%
Cumulative loss rate	6.5% to 31.0%	16.4%	3.4% to 45.6%	20.8%
Duration (years)	0.4 to 23.5	5.1	0.9 to 16.1	6.5
Corporate debt instruments
Level 3 assets	$918		$797
Yield	0.2% to 32.3%	7.6%	0.6% to 30.6%	9.5%
Recovery rate	0.0% to 70.3%	55.2%	0.0% to 73.6%	58.7%
Duration (years)	0.2 to 14.1	3.8	0.3 to 25.5	4.0
Level 3 government and agency obligations, other debt obligations and equity securities were not material as of both March 2021 and December 2020, and therefore are not included in the table above.

17	Goldman Sachs March 2021 Form 10-Q

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2021 and December 2020. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March

$ in millions	2021	2020
Total trading cash instrument assets
Beginning balance	$1,237	$1,242
Net realized gains/(losses)	33	34
Net unrealized gains/(losses)	33	(159)
Purchases	521	353
Sales	(307)	(268)
Settlements	(153)	(153)
Transfers into level 3	224	342
Transfers out of level 3	(215)	(157)
Ending balance	$1,373	$1,234
Total trading cash instrument liabilities
Beginning balance	$ (80)	$ (273)
Net realized gains/(losses)	1	–
Net unrealized gains/(losses)	(2)	91
Purchases	21	26
Sales	(40)	(32)
Settlements	7	(2)
Transfers into level 3	(19)	(13)
Transfers out of level 3	6	9
Ending balance	$ (106)	$ (194)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs March 2021 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March

$ in millions	2021	2020
Loans and securities backed by commercial real estate
Beginning balance	$ 203	$ 191
Net realized gains/(losses)	1	9
Net unrealized gains/(losses)	(5)	(22)
Purchases	17	14
Sales	(23)	(6)
Settlements	(3)	(50)
Transfers into level 3	10	7
Transfers out of level 3	(85)	(13)
Ending balance	$ 115	$ 130
Loans and securities backed by residential real estate
Beginning balance	$ 131	$ 231
Net realized gains/(losses)	5	1
Net unrealized gains/(losses)	3	7
Purchases	24	80
Sales	(36)	(23)
Settlements	(12)	(13)
Transfers into level 3	104	61
Transfers out of level 3	(15)	(93)
Ending balance	$ 204	$ 251
Corporate debt instruments
Beginning balance	$ 797	$ 692
Net realized gains/(losses)	26	22
Net unrealized gains/(losses)	36	(132)
Purchases	440	238
Sales	(217)	(214)
Settlements	(114)	(80)
Transfers into level 3	60	242
Transfers out of level 3	(110)	(49)
Ending balance	$ 918	$ 719
Other
Beginning balance	$ 106	$ 128
Net realized gains/(losses)	1	2
Net unrealized gains/(losses)	(1)	(12)
Purchases	40	21
Sales	(31)	(25)
Settlements	(24)	(10)
Transfers into level 3	50	32
Transfers out of level 3	(5)	(2)
Ending balance	$ 136	$ 134
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended March 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $66 million (reflecting $33 million of net realized gains and $33 million of net unrealized gains) for the three months ended March 2021 included gains of $28 million reported in market making and $38 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the three months ended March 2021 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended March 2021 primarily reflected transfers of certain loans and securities backed by residential real estate and corporate debt instruments from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the three months ended March 2021 primarily reflected transfers of certain corporate debt instruments and loans and securities backed by commercial real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Transfers into level 3 trading cash instrument assets during the three months ended March 2020 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
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
(OTC-cleared),
while others are bilateral contracts between two counterparties (bilateral OTC).

19	Goldman Sachs March 2021 Form 10-Q

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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both the three months ended March 2021 and March 2020, substantially all of the firm’s derivatives were included in the Global Markets segment.
The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated balance sheets, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of March 2021		As of December 2020

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 665	$ 1,033	$ 665	$ 660
OTC-cleared	16,345	15,133	18,832	16,809
Bilateral OTC	263,495	236,837	337,998	304,370
Total interest rates	280,505	253,003	357,495	321,839
OTC-cleared	4,855	5,415	4,137	4,517
Bilateral OTC	12,928	11,567	12,418	11,551
Total credit	17,783	16,982	16,555	16,068
Exchange-traded	679	12	133	22
OTC-cleared	372	431	401	631
Bilateral OTC	99,120	93,137	101,830	102,676
Total currencies	100,171	93,580	102,364	103,329
Exchange-traded	5,670	5,586	4,476	4,177
OTC-cleared	255	227	195	187
Bilateral OTC	10,663	13,244	9,320	13,691
Total commodities	16,588	19,057	13,991	18,055
Exchange-traded	33,762	33,855	29,006	31,944
OTC-cleared	13	13	–	–
Bilateral OTC	44,635	47,083	47,867	49,072
Total equities	78,410	80,951	76,873	81,016
Subtotal	493,457	463,573	567,278	540,307
Accounted for as hedges
OTC-cleared	3	–	1	–
Bilateral OTC	1,081	–	1,346	–
Total interest rates	1,084	–	1,347	–
OTC-cleared	58	48	–	87
Bilateral OTC	152	232	4	372
Total currencies	210	280	4	459
Subtotal	1,294	280	1,351	459
Total gross fair value	$ 494,751	$ 463,853	$ 568,629	$ 540,766
Offset in the consolidated balance sheets
Exchange-traded	$ (34,961)	$ (34,961)	$ (29,549)	$ (29,549)
OTC-cleared	(20,016)	(20,016)	(21,315)	(21,315)
Bilateral OTC	(306,582)	(306,582)	(372,142)	(372,142)
Counterparty netting	(361,559)	(361,559)	(423,006)	(423,006)
OTC-cleared	(1,553)	(584)	(1,926)	(720)
Bilateral OTC	(62,096)	(51,488)	(74,116)	(58,449)
Cash collateral netting	(63,649)	(52,072)	(76,042)	(59,169)
Total amounts offset	$(425,208)	$(413,631)	$(499,048)	$(482,175)
Included in the consolidated balance sheets
Exchange-traded	$ 5,815	$ 5,525	$ 4,731	$ 7,254
OTC-cleared	332	667	325	196
Bilateral OTC	63,396	44,030	64,525	51,141
Total	$ 69,543	$ 50,222	$ 69,581	$ 58,591
Not offset in the consolidated balance sheets
Cash collateral	$ (852)	$ (1,842)	$ (979)	$ (2,427)
Securities collateral	(16,066)	(6,571)	(17,297)	(9,943)
Total	$ 52,625	$ 41,809	$ 51,305	$ 46,221

Goldman Sachs March 2021 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Notional Amounts as of

$ in millions	March 2021	December 2020
Not accounted for as hedges
Exchange-traded	$ 3,961,941	$ 3,722,558
OTC-cleared	17,579,552	13,789,571
Bilateral OTC	11,834,200	11,076,460
Total interest rates	33,375,693	28,588,589
OTC-cleared	633,145	515,197
Bilateral OTC	604,166	558,813
Total credit	1,237,311	1,074,010
Exchange-traded	9,573	7,413
OTC-cleared	185,729	157,687
Bilateral OTC	6,759,515	6,041,663
Total currencies	6,954,817	6,206,763
Exchange-traded	286,649	242,193
OTC-cleared	3,857	2,315
Bilateral OTC	221,664	206,253
Total commodities	512,170	450,761
Exchange-traded	1,069,830	948,937
OTC-cleared	447	–
Bilateral OTC	1,228,482	1,126,572
Total equities	2,298,759	2,075,509
Subtotal	44,378,750	38,395,632
Accounted for as hedges
OTC-cleared	190,514	182,311
Bilateral OTC	6,463	6,641
Total interest rates	196,977	188,952
OTC-cleared	3,607	1,767
Bilateral OTC	15,178	14,055
Total currencies	18,785	15,822
Subtotal	215,762	204,774
Total notional amounts	$44,594,512	$38,600,406
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $22.13 billion as of March 2021 and $20.60 billion as of December 2020, and derivative liabilities of $19.56 billion as of March 2021 and $22.98 billion as of December 2020, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2021
Assets
Interest rates	$ 7	$ 280,374	$ 1,208	$ 281,589
Credit	–	14,549	3,234	17,783
Currencies	–	100,200	181	100,381
Commodities	–	15,917	671	16,588
Equities	24	76,742	1,644	78,410
Gross fair value	31	487,782	6,938	494,751
Counterparty netting in levels	–	(359,470)	(998)	(360,468)
Subtotal	$ 31	$ 128,312	$ 5,940	$ 134,283
Cross-level counterparty netting				(1,091)
Cash collateral netting				(63,649)
Net fair value				$ 69,543
Liabilities
Interest rates	$ (29)	$(252,085)	$ (889)	$(253,003)
Credit	–	(15,623)	(1,359)	(16,982)
Currencies	–	(93,390)	(470)	(93,860)
Commodities	–	(18,598)	(459)	(19,057)
Equities	(39)	(77,796)	(3,116)	(80,951)
Gross fair value	(68)	(457,492)	(6,293)	(463,853)
Counterparty netting in levels	–	359,470	998	360,468
Subtotal	$ (68)	$ (98,022)	$(5,295)	$(103,385)
Cross-level counterparty netting				1,091
Cash collateral netting				52,072
Net fair value				$ (50,222)
As of December 2020
Assets
Interest rates	$ 297	$ 357,568	$ 977	$ 358,842
Credit	–	13,104	3,451	16,555
Currencies	–	102,221	147	102,368
Commodities	–	13,285	706	13,991
Equities	75	75,054	1,744	76,873
Gross fair value	372	561,232	7,025	568,629
Counterparty netting in levels	(135)	(420,685)	(1,058)	(421,878)
Subtotal	$ 237	$ 140,547	$ 5,967	$ 146,751
Cross-level counterparty netting				(1,128)
Cash collateral netting				(76,042)
Net fair value				$ 69,581
Liabilities
Interest rates	$(229)	$ (320,900)	$ (710)	$ (321,839)
Credit	–	(14,395)	(1,673)	(16,068)
Currencies	–	(103,303)	(485)	(103,788)
Commodities	–	(17,649)	(406)	(18,055)
Equities	(318)	(78,122)	(2,576)	(81,016)
Gross fair value	(547)	(534,369)	(5,850)	(540,766)
Counterparty netting in levels	135	420,685	1,058	421,878
Subtotal	$(412)	$ (113,684)	$ (4,792)	$ (118,888)
Cross-level counterparty netting				1,128
Cash collateral netting				59,169
Net fair value				$ (58,591)

21	Goldman Sachs March 2021 Form 10-Q

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

	As of March 2021		As of December 2020

$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$ 319		$267
Correlation	(42)% to 81%	48%/60%	(8)% to 81%	56%/60%
Volatility (bps)	31 to 150	65/53	31 to 150	65/53
Credit, net	$1,875		$1,778
Credit spreads (bps)	2 to 598	108/84	2 to 699	109/74
Upfront credit points	3 to 100	46/31	7 to 90	40/30
Recovery rates	20% to 90%	45%/40%	25% to 90%	46%/40%
Currencies, net	$(289)		$(338)
Correlation	20% to 70%	39%/41%	20% to 70%	39%/41%
Volatility	19% to 20%	20%/20%	18% to 18%	18%/18%
Commodities, net	$212		$300
Volatility	14% to 77%	29%/27%	15% to 87%	32%/30%
Natural gas spread	$(1.22) to $2.27	$(0.11)/ $(0.07)	$(1.00) to $2.13	$(0.13)/ $(0.09)
Oil spread	$10.20 to $20.65	$14.87/ $14.16	$8.30 to $11.20	$9.73/ $9.55
Electricity price	$9.81 to $72.05	$29.59/ $29.25	N/A	N/A
Equities, net	$(1,472)		$(832)
Correlation	(70)% to 100%	50%/51%	(70)% to 100%	52%/55%
Volatility	3% to 190%	12%/7%	3% to 129%	14%/7%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.
•
Averages represent the arithmetic average of the inputs and are not weighted by the relative fair value or notional amount
of the respective financial instruments. An average greater than the median indicates that the majority of inputs are below the average. For example, the difference between the average and the median for credit spreads indicates that the majority of the inputs fall in the lower end of the range.

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

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

•	Electricity price represents the price per megawatt hour of electricity.
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

Goldman Sachs March 2021 Form 10-Q	22

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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March

$ in millions	2021	2020
Total level 3 derivatives, net
Beginning balance	$1,175	$ 25
Net realized gains/(losses)	(98)	137
Net unrealized gains/(losses)	40	2,305
Purchases	192	223
Sales	(908)	(413)
Settlements	207	41
Transfers into level 3	(69)	(801)
Transfers out of level 3	106	143
Ending balance	$ 645	$1,660
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

23	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March

$ in millions	2021	2020
Interest rates, net
Beginning balance	$ 267	$ 89
Net realized gains/(losses)	7	7
Net unrealized gains/(losses)	111	132
Purchases	4	1
Sales	(23)	(13)
Settlements	2	37
Transfers into level 3	(4)	11
Transfers out of level 3	(45)	2
Ending balance	$ 319	$ 266
Credit, net
Beginning balance	$ 1,778	$ 1,877
Net realized gains/(losses)	(19)	(20)
Net unrealized gains/(losses)	105	652
Purchases	42	53
Sales	(13)	(27)
Settlements	(43)	(55)
Transfers into level 3	(17)	11
Transfers out of level 3	42	27
Ending balance	$ 1,875	$ 2,518
Currencies, net
Beginning balance	$ (338)	$ (211)
Net realized gains/(losses)	(1)	(6)
Net unrealized gains/(losses)	(24)	185
Purchases	7	–
Sales	(12)	(11)
Settlements	63	111
Transfers into level 3	–	(4)
Transfers out of level 3	16	(3)
Ending balance	$ (289)	$ 61
Commodities, net
Beginning balance	$ 300	$ 247
Net realized gains/(losses)	(55)	17
Net unrealized gains/(losses)	7	197
Purchases	20	22
Sales	(17)	(69)
Settlements	(27)	(7)
Transfers into level 3	–	(11)
Transfers out of level 3	(16)	(8)
Ending balance	$ 212	$ 388
Equities, net
Beginning balance	$ (832)	$(1,977)
Net realized gains/(losses)	(30)	139
Net unrealized gains/(losses)	(159)	1,139
Purchases	119	147
Sales	(843)	(293)
Settlements	212	(45)
Transfers into level 3	(48)	(808)
Transfers out of level 3	109	125
Ending balance	$(1,472)	$(1,573)
Level 3 Rollforward Commentary
Three Months Ended March 2021.
The net realized and unrealized losses on level 3 derivatives of $58 million (reflecting $98 million of net realized losses and $40 million of net unrealized gains) for the three months ended March 2021 included losses of $57 million reported in market making and losses of $1 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended March 2021 were primarily attributable to gains on certain interest rate derivatives (primarily reflecting the impact of an increase in interest rates) and gains on certain credit derivatives (primarily reflecting the impact of a widening of certain credit spreads, changes in foreign exchange rates and an increase in interest rates) partially offset by losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices).
The drivers of transfers into level 3 derivatives during the three months ended March 2021 were not material.
Transfers out of level 3 derivatives during the three months ended March 2021 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives).
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
Transfers into level 3 derivatives during the three months ended March 2020 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to increased significance of certain unobservable inputs used to value these derivatives).
Transfers out of level 3 derivatives during the three months ended March 2020 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain unobservable volatility inputs used to value these derivatives).

Goldman Sachs March 2021 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2021
Assets
Interest rates	$ 8,236	$15,696	$60,957	$ 84,889
Credit	1,662	2,177	3,638	7,477
Currencies	16,979	7,745	8,004	32,728
Commodities	4,488	1,904	403	6,795
Equities	8,813	12,612	1,849	23,274
Counterparty netting in tenors	(3,944)	(3,568)	(3,052)	(10,564)
Subtotal	$36,234	$36,566	$71,799	$144,599
Cross-tenor counterparty netting				(17,222)
Cash collateral netting				(63,649)
Total OTC derivative assets				$ 63,728
Liabilities
Interest rates	$ 7,920	$11,835	$36,179	$ 55,934
Credit	1,538	2,982	2,156	6,676
Currencies	16,009	5,941	4,924	26,874
Commodities	4,249	1,610	3,489	9,348
Equities	8,004	13,929	3,790	25,723
Counterparty netting in tenors	(3,944)	(3,568)	(3,052)	(10,564)
Subtotal	$33,776	$32,729	$47,486	$113,991
Cross-tenor counterparty netting				(17,222)
Cash collateral netting				(52,072)
Total OTC derivative liabilities				$ 44,697
As of December 2020
Assets
Interest rates	$ 8,913	$20,145	$74,893	$103,951
Credit	822	3,270	3,302	7,394
Currencies	13,887	7,400	9,303	30,590
Commodities	2,998	1,466	488	4,952
Equities	12,182	12,590	1,807	26,579
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,839	$40,413	$86,611	$161,863
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(76,042)
Total OTC derivative assets				$ 64,850
Liabilities
Interest rates	$ 5,687	$11,967	$49,301	$ 66,955
Credit	1,268	3,462	2,177	6,907
Currencies	18,770	7,575	5,775	32,120
Commodities	3,455	1,545	4,315	9,315
Equities	9,702	14,095	3,986	27,783
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,919	$34,186	$62,372	$131,477
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(59,169)
Total OTC derivative liabilities				$ 51,337
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

25	Goldman Sachs March 2021 Form 10-Q

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
As of March 2021, written credit derivatives had a total gross notional amount of $598.82 billion and purchased credit derivatives had a total gross notional amount of $638.50 billion, for total net notional purchased protection of $39.68 billion. As of December 2020, written credit derivatives had a total gross notional amount of $515.85 billion and purchased credit derivatives had a total gross notional amount of $558.18 billion, for total net notional purchased protection of $42.33 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$104,938	$ 8,890	$ 787	$ 3,882	$118,497
1 – 5 years	347,792	24,907	7,115	3,173	382,987
Greater than 5 years	84,316	9,089	3,511	420	97,336
Total	$537,046	$42,886	$11,413	$ 7,475	$598,820
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$463,033	$35,683	$ 7,893	$ 6,966	$513,575
Other	$110,732	$ 9,417	$ 4,040	$ 738	$124,927
Fair Value of Written Credit Derivatives
Asset	$ 11,208	$ 821	$ 429	$ 60	$ 12,518
Liability	762	1,029	856	1,932	4,579
Net asset/(liability)	$ 10,446	$ (208)	$ (427)	$(1,872)	$ 7,939
As of December 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 96,049	$ 5,826	$ 450	$ 2,403	$104,728
1 – 5 years	331,145	17,913	8,801	4,932	362,791
Greater than 5 years	44,132	3,839	272	88	48,331
Total	$471,326	$27,578	$ 9,523	$ 7,423	$515,850
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$407,315	$19,822	$ 8,679	$ 7,091	$442,907
Other	$103,604	$ 7,272	$ 3,619	$ 776	$115,271
Fair Value of Written Credit Derivatives
Asset	$ 10,302	$ 638	$ 256	$ 118	$ 11,314
Liability	1,112	1,119	387	2,001	4,619
Net asset/(liability)	$ 9,190	$ (481)	$ (131)	$ (1,883)	$ 6,695
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs March 2021 Form 10-Q	26

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
The table below presents information about CVA and FVA.

	Three Months Ended March

$ in millions	2021	2020
CVA, net of hedges	$ (108)	$ 271
FVA, net of hedges	12	(759)
Total	$ (96)	$ (488)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	March 2021	December 2020
Fair value of assets	$ 1,117	$ 1,450
Fair value of liabilities	(1,295)	(1,220)
Net asset/(liability)	$ (178)	$ 230
Notional amount	$12,097	$12,548
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	March 2021	December 2020
Net derivative liabilities under bilateral agreements	$35,227	$43,368
Collateral posted	$29,177	$35,296
Additional collateral or termination payments:
One-notch downgrade	$ 192	$ 481
Two-notch downgrade	$ 884	$ 1,388
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

27	Goldman Sachs March 2021 Form 10-Q

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

	Three Months Ended March

$ in millions	2021	2020
Interest rate hedges	$(5,405)	$ 6,586
Hedged borrowings and deposits	$ 5,185	$(6,679)
Interest expense	$ 1,572	$ 3,437
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2021
Deposits	$ 16,036	$ 510
Unsecured short-term borrowings	$ 3,099	$ 33
Unsecured long-term borrowings	$120,451	$ 6,610
As of December 2020
Deposits	$ 17,303	$ 649
Unsecured short-term borrowings	$ 5,976	$ 53
Unsecured long-term borrowings	$115,242	$11,624
In the table above, cumulative hedging adjustment included $6.50 billion as of March 2021 and $6.34 billion as of December 2020 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $239 million as of March 2021 and $489 million as of December 2020 and substantially all were related to unsecured long-term borrowings.
In the third quarter of 2020, the firm designated certain foreign exchange forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale.
See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The losses on the hedges (relating to both spot and forward points) and the foreign exchange gains on the related available-for-sale
securities were included in market making and were not material for the three months ended March 2021.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March

$ in millions	2021	2020
Hedges:
Foreign currency forward contract	$460	$756
Foreign currency-denominated debt	$265	$ (21)
Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2021 and March 2020.
The firm had designated $4.56 billion as of March 2021 and $4.97 billion as of December 2020 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.

Goldman Sachs March 2021 Form 10-Q	28

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
The table below presents information about investments.

	As of

$ in millions	March 2021	December 2020
Equity securities, at fair value	$19,442	$19,781
Debt instruments, at fair value	17,743	16,981
Available-for-sale securities, at fair value	45,179	46,016
Investments, at fair value	82,364	82,778
Held-to-maturity securities	5,265	5,301
Equity method investments	387	366
Total investments	$88,016	$88,445
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity-related investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	March 2021	December 2020
Equity securities, at fair value	$19,442	$19,781
Equity Type
Public equity	13%	15%
Private equity	87%	85%
Total	100%	100%
Asset Class
Corporate	82%	83%
Real estate	18%	17%
Total	100%	100%
In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.36 billion as of March 2021 and $7.14 billion as of December 2020. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected was $419 million for the three months ended March 2021 and $77 million for the three months ended March 2020. These gains are included in other principal transactions in the consolidated statements of earnings.

•	Equity securities, at fair value included $2.34 billion as of March 2021 and $2.35 billion as of December 2020 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	March 2021	December 2020
Corporate debt securities	$12,038	$10,991
Securities backed by real estate	1,871	1,940
Money market instruments	1,840	2,185
Other	1,994	1,865
Total	$17,743	$16,981
In the table above:

•	Money market instruments primarily includes time deposits and investments in money market funds.

•	Other included $1.42 billion as of March 2021 and $1.31 billion as of December 2020 of investments in credit funds that are measured at NAV.

29	Goldman Sachs March 2021 Form 10-Q

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2021
Private equity funds	$1,995	$ 553
Credit funds	1,420	787
Hedge funds	100	–
Real estate funds	243	214
Total	$3,758	$1,554
As of December 2020
Private equity funds	$2,042	$ 557
Credit funds	1,312	680
Hedge funds	102	–
Real estate funds	208	213
Total	$3,664	$1,450
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale
securities that are designated in a hedging relationship.
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2021
Less than 1 year	$ 25	$ 25	0.08%
1 year to 5 years	35,827	35,740	0.49%
5 years to 10 years	7,442	7,401	1.21%
Total U.S. government obligations	43,294	43,166	0.62%
5 years to 10 years	1,754	1,693	0.10%
Greater than 10 years	357	320	0.74%
Total non-U.S. government obligations	2,111	2,013	0.20%
Total available-for-sale securities	$45,405	$45,179	0.60%
As of December 2020
Less than 1 year	$ 25	$ 25	0.08%
1 year to 5 years	35,831	36,158	0.70%
5 years to 10 years	7,454	7,732	1.19%
Total U.S. government obligations	43,310	43,915	0.78%
5 years to 10 years	1,739	1,744	0.10%
Greater than 10 years	353	357	0.74%
Total non-U.S. government obligations	2,092	2,101	0.21%
Total available-for-sale securities	$45,402	$46,016	0.76%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both March 2021 and December 2020.

•
The firm sold
available-for-sale
securities of $10.20 billion (realized gains of $130 million) during the three months ended March 2021 and $1.45 billion (realized gains of $265 million) during the three months ended March 2020. Such gains were included in the consolidated statements of earnings.

Goldman Sachs March 2021 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were $262 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $488 million as of March 2021. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $631 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of December 2020.

•
Available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. The firm did not record any provision for credit losses on such securities during either the three months ended March 2021 or March 2020.

Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2021
Government and agency obligations:
U.S.	$43,166	$ –	$ –	$43,166
Non-U.S.	2,015	49	–	2,064
Corporate debt securities	61	6,663	5,314	12,038
Securities backed by real estate	–	832	1,039	1,871
Money market instruments	787	1,053	–	1,840
Other debt obligations	–	–	523	523
Equity securities	554	6,377	10,173	17,104
Subtotal	$46,583	$14,974	$17,049	$78,606
Investments in funds at NAV				3,758
Total investments				$82,364
As of December 2020
Government and agency obligations:
U.S.	$43,915	$ –	$ –	$43,915
Non-U.S.	2,109	48	–	2,157
Corporate debt securities	70	5,635	5,286	10,991
Securities backed by real estate	–	942	998	1,940
Money market instruments	781	1,404	–	2,185
Other debt obligations	–	–	497	497
Equity securities	517	7,270	9,642	17,429
Subtotal	$47,392	$15,299	$16,423	$79,114
Investments in funds at NAV				3,664
Total investments				$82,778
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of March 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$5,314		$5,286
Yield	7.0% to 22.0%	9.5%	4.5% to 19.5%	10.2%
Recovery rate	9.0% to 70.0%	52.3%	10.0% to 70.0%	50.7%
Duration (years)	2.4 to 7.5	4.4	3.0 to 7.7	4.2
Multiples	0.5x to 22.4x	7.6x	0.6x to 29.3x	6.9x
Securities backed by real estate
Level 3 assets	$1,039		$998
Yield	8.3% to 20.3%	14.0%	8.2% to 52.4%	17.5%
Recovery rate	19.4% to 57.8%	32.8%	21.6% to 57.8%	33.7%
Duration (years)	0.6 to 3.0	1.5	0.4 to 3.6	2.7
Other debt obligations
Level 3 assets	$523		$497
Yield	2.2% to 9.7%	4.0%	1.7% to 6.2%	3.5%
Duration (years)	1.6 to 9.8	6.0	0.2 to 10.3	6.4
Equity securities
Level 3 assets	$10,173		$9,642
Multiples	0.5x to 36.6x	11.9x	0.6x to 27.9x	9.0x
Discount rate/yield	4.8% to 45.0%	14.1%	4.0% to 38.5%	13.5%
Capitalization rate	3.8% to 13.9%	6.2%	3.7% to 14.1%	6.3%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2021 and December 2020. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

31	Goldman Sachs March 2021 Form 10-Q

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March

$ in millions	2021	2020
Beginning balance	$16,423	$15,282
Net realized gains/(losses)	205	75
Net unrealized gains/(losses)	1,191	(1,284)
Purchases	397	348
Sales	(92)	(197)
Settlements	(812)	(325)
Transfers into level 3	901	6,480
Transfers out of level 3	(1,164)	(971)
Ending balance	$17,049	$19,408
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March

$ in millions	2021	2020
Corporate debt securities
Beginning balance	$ 5,286	$ 3,465
Net realized gains/(losses)	151	50
Net unrealized gains/(losses)	266	(465)
Purchases	159	69
Sales	(73)	(174)
Settlements	(435)	(166)
Transfers into level 3	519	4,394
Transfers out of level 3	(559)	(24)
Ending balance	$ 5,314	$ 7,149
Securities backed by real estate
Beginning balance	$ 998	$ 595
Net realized gains/(losses)	17	6
Net unrealized gains/(losses)	(4)	(72)
Purchases	48	52
Settlements	(107)	(12)
Transfers into level 3	87	206
Ending balance	$ 1,039	$ 775
Other debt obligations
Beginning balance	$ 497	$ 319
Net realized gains/(losses)	3	2
Net unrealized gains/(losses)	(1)	19
Purchases	30	–
Sales	(3)	–
Settlements	(3)	(2)
Transfers into level 3	–	90
Ending balance	$ 523	$ 428
Equity securities
Beginning balance	$ 9,642	$10,903
Net realized gains/(losses)	34	17
Net unrealized gains/(losses)	930	(766)
Purchases	160	227
Sales	(16)	(23)
Settlements	(267)	(145)
Transfers into level 3	295	1,790
Transfers out of level 3	(605)	(947)
Ending balance	$10,173	$11,056
Level 3 Rollforward Commentary
Three Months Ended March 2021.
The net realized and unrealized gains on level 3 investments of $1.40 billion (reflecting $205 million of net realized gains and $1.19 billion of net unrealized gains) for the three months ended March 2021 included gains of $1.34 billion reported in other principal transactions and $61 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended March 2021 primarily reflected gains on certain private equity securities and corporate debt securities (in each case, principally driven by company-specific events and corporate performance).

Goldman Sachs March 2021 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 investments during the three months ended March 2021 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2021 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and increased price transparency as a result of market evidence, including market transactions in these instruments).
Three Months Ended March 2020.
The net realized and unrealized losses on level 3 investments of $1.21 billion (reflecting $75 million of net realized gains and $1.28 billion of net unrealized losses) for the three months ended March 2020 included gains/(losses) of $(1.29) billion reported in other principal transactions and $77 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended March 2020 primarily reflected losses on certain private equity securities and corporate debt securities (in each case, principally driven by weak corporate performance).
Transfers into level 3 investments during the three months ended March 2020 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments and as a result of a lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2020 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2021
Less than 1 year	$ 504	$ 513	2.53%
1 year to 5 years	4,041	4,280	2.30%
Total U.S. government obligations	4,545	4,793	2.33%
5 years to 10 years	4	3	2.59%
Greater than 10 years	716	738	1.09%
Total securities backed by real estate	720	741	1.10%
Total held-to-maturity securities	$5,265	$5,534	2.16%
As of December 2020
Less than 1 year	$ 501	$ 513	2.53%
1 year to 5 years	2,529	2,695	2.34%
5 years to 10 years	1,531	1,675	2.25%
Total U.S. government obligations	4,561	4,883	2.33%
5 years to 10 years	4	3	2.56%
Greater than 10 years	736	751	1.08%
Total securities backed by real estate	740	754	1.08%
Total held-to-maturity securities	$5,301	$5,637	2.15%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both March 2021 and December 2020.

•	The gross unrealized gains were $270 million as of March 2021 and $340 million as of December 2020. The gross unrealized losses were not material as of both March 2021 and December 2020.

•
Held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during the three months ended March 2021 and the firm did not record any such provision during the three months ended March 2020.

33	Goldman Sachs March 2021 Form 10-Q

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2021
Loan Type
Corporate	$ 43,483	$ 3,025	$ 987	$ 47,495
Wealth management	27,804	7,702	–	35,506
Commercial real estate	17,016	1,799	1,847	20,662
Residential real estate	8,337	455	18	8,810
Consumer:
Installment	3,477	–	–	3,477
Credit cards	4,376	–	–	4,376
Other	3,622	501	327	4,450
Total loans, gross	108,115	13,482	3,179	124,776
Allowance for loan losses	(3,515)	–	–	(3,515)
Total loans	$104,600	$13,482	$3,179	$121,261
As of December 2020
Loan Type
Corporate	$ 44,778	$ 2,751	$1,130	$ 48,659
Wealth management	25,151	7,872	–	33,023
Commercial real estate	17,096	1,961	1,233	20,290
Residential real estate	5,236	494	20	5,750
Consumer:
Installment	3,823	–	–	3,823
Credit cards	4,270	–	–	4,270
Other	3,211	547	416	4,174
Total loans, gross	103,565	13,625	2,799	119,989
Allowance for loan losses	(3,874)	–	–	(3,874)
Total loans	$ 99,691	$13,625	$2,799	$116,115
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

Goldman Sachs March 2021 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
As of March 2021
Accounting Method
Amortized cost	$36,914	$59,595	$11,606	$108,115
Fair value	2,392	5,802	5,288	13,482
Held for sale	322	2,496	361	3,179
Total	$39,628	$67,893	$17,255	$124,776
Loan Type
Corporate	$10,210	$36,920	$ 365	$ 47,495
Wealth management	24,829	4,995	5,682	35,506
Real estate:
Commercial	1,894	17,925	843	20,662
Residential	539	7,092	1,179	8,810
Consumer:
Installment	–	–	3,477	3,477
Credit cards	–	–	4,376	4,376
Other	2,156	961	1,333	4,450
Total	$39,628	$67,893	$17,255	$124,776
Secured	84%	92%	45%	83%
Unsecured	16%	8%	55%	17%
Total	100%	100%	100%	100%
As of December 2020
Accounting Method
Amortized cost	$33,532	$58,250	$11,783	$103,565
Fair value	2,084	5,925	5,616	13,625
Held for sale	224	2,152	423	2,799
Total	$35,840	$66,327	$17,822	$119,989
Loan Type
Corporate	$ 9,478	$38,704	$ 477	$ 48,659
Wealth management	22,098	5,331	5,594	33,023
Real estate:
Commercial	1,792	17,480	1,018	20,290
Residential	636	3,852	1,262	5,750
Consumer:
Installment	–	–	3,823	3,823
Credit cards	–	–	4,270	4,270
Other	1,836	960	1,378	4,174
Total	$35,840	$66,327	$17,822	$119,989
Secured	83%	90%	46%	82%
Unsecured	17%	10%	54%	18%
Total	100%	100%	100%	100%
In the table above:

•
Wealth management loans included in the other metrics/unrated category primarily consists of loans backed by residential real estate and securities, and real estate loans included in the other metrics/unrated category primarily consists of purchased loans. The firm’s risk assessment process for these loans includes reviewing certain key metrics, such as loan-to-value ratio, delinquency status, collateral values, expected cash flows, the Fair Isaac Corporation (FICO) credit score (which measures a borrower’s creditworthiness by considering factors such as payment and credit history) and other risk factors.

•
For installment and credit card loans included in the other metrics/unrated category, an important credit-quality indicator is the FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 87% of loans as of March 2021 and 85% of loans as of December 2020 that were rated pass/non-criticized.

35	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Vintage.
The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of March 2021

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$ 512	$ 1,772	$ –	$ 2,284
2020	1,878	6,685	–	8,563
2019	1,360	5,660	–	7,020
2018	1,884	3,237	–	5,121
2017	701	2,764	–	3,465
2016 or earlier	419	2,905	–	3,324
Revolving	2,876	10,685	145	13,706
Corporate	9,630	33,708	145	43,483
2021	189	40	101	330
2020	519	222	–	741
2019	719	431	–	1,150
2018	323	90	–	413
2017	374	31	–	405
2016 or earlier	549	303	–	852
Revolving	20,618	1,780	1,515	23,913
Wealth management	23,291	2,897	1,616	27,804
2021	191	1,411	1	1,603
2020	749	3,051	17	3,817
2019	76	1,911	–	1,987
2018	132	1,950	8	2,090
2017	26	1,595	11	1,632
2016 or earlier	–	897	493	1,390
Revolving	193	4,304	–	4,497
Commercial real estate	1,367	15,119	530	17,016
2021	–	207	32	239
2020	384	869	124	1,377
2019	–	45	235	280
2018	–	106	205	311
2017	8	53	144	205
2016 or earlier	–	1	66	67
Revolving	147	5,709	2	5,858
Residential real estate	539	6,990	808	8,337
2021	–	33	61	94
2020	–	75	444	519
2019	–	34	26	60
2018	–	198	31	229
2017	–	7	–	7
Revolving	2,087	534	92	2,713
Other	2,087	881	654	3,622
Total	$36,914	$59,595	$3,753	$100,262
Percentage of total	37%	59%	4%	100%

	As of December 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2020	$ 1,978	$ 7,545	$ 140	$ 9,663
2019	889	6,106	–	6,995
2018	2,076	3,555	–	5,631
2017	851	3,083	–	3,934
2016	268	1,262	–	1,530
2015 or earlier	351	2,073	–	2,424
Revolving	2,662	11,891	48	14,601
Corporate	9,075	35,515	188	44,778
2020	497	313	–	810
2019	723	403	–	1,126
2018	298	87	–	385
2017	377	30	–	407
2016	22	20	–	42
2015 or earlier	531	264	–	795
Revolving	18,077	2,085	1,424	21,586
Wealth management	20,525	3,202	1,424	25,151
2020	848	3,071	55	3,974
2019	76	1,965	–	2,041
2018	137	2,164	25	2,326
2017	26	1,734	12	1,772
2016	–	165	9	174
2015 or earlier	–	775	526	1,301
Revolving	461	5,047	–	5,508
Commercial real estate	1,548	14,921	627	17,096
2020	402	976	115	1,493
2019	–	90	271	361
2018	–	123	249	372
2017	9	83	152	244
2016	–	1	–	1
2015 or earlier	–	–	70	70
Revolving	225	2,470	–	2,695
Residential real estate	636	3,743	857	5,236
2020	242	84	466	792
2019	–	67	29	96
2018	–	46	–	46
2017	–	8	–	8
Revolving	1,506	664	99	2,269
Other	1,748	869	594	3,211
Total	$33,532	$58,250	$3,690	$95,472
Percentage of total	35%	61%	4%	100%
In the tables above, revolving loans which converted to term loans were not material as of both March 2021 and December 2020.

Goldman Sachs March 2021 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of March 2021
2021	$ 310	$ 1	$ 311
2020	1,153	43	1,196
2019	1,016	112	1,128
2018	611	112	723
2017	93	21	114
2016	4	1	5
Installment	3,187	290	3,477
Credit cards	3,397	979	4,376
Total	$6,584	$1,269	$7,853
Percentage of total:
Installment	92%	8%	100%
Credit cards	78%	22%	100%
Total	84%	16%	100%
As of December 2020
2020	$1,321	$ 38	$1,359
2019	1,225	132	1,357
2018	792	150	942
2017	128	30	158
2016	6	1	7
Installment	3,472	351	3,823
Credit cards	3,398	872	4,270
Total	$6,870	$1,223	$8,093
Percentage of total:
Installment	91%	9%	100%
Credit cards	80%	20%	100%
Total	85%	15%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2021
Corporate	$ 47,495	57%	33%	10%	100%
Wealth management	35,506	88%	9%	3%	100%
Commercial real estate	20,662	72%	20%	8%	100%
Residential real estate	8,810	93%	5%	2%	100%
Consumer:
Installment	3,477	100%	–	–	100%
Credit cards	4,376	100%	–	–	100%
Other	4,450	83%	16%	1%	100%
Total	$124,776	75%	19%	6%	100%
As of December 2020
Corporate	$ 48,659	60%	31%	9%	100%
Wealth management	33,023	88%	10%	2%	100%
Commercial real estate	20,290	71%	19%	10%	100%
Residential real estate	5,750	88%	9%	3%	100%
Consumer:
Installment	3,823	100%	–	–	100%
Credit cards	4,270	100%	–	–	100%
Other	4,174	81%	17%	2%	100%
Total	$119,989	75%	19%	6%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of March 2021 were
19
% for technology, media & telecommunications (17% as of December 2020),
16
% for diversified industrials (17% as of December 2020), 14% for funds (13% as of December 2020), 11% for natural resources & utilities (12% as of December 2020), and 10% for financial institutions (10% as of December 2020).

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
The firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended, and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. Loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance were not material as of March 2021 and were $184 million as of December 2020.

37	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of March 2021
Corporate	$ –	$ 80	$ 80
Wealth management	5	34	39
Commercial real estate	61	178	239
Residential real estate	4	20	24
Consumer:
Installment	30	13	43
Credit cards	36	43	79
Other	21	4	25
Total	$157	$372	$529
Total divided by gross loans at amortized cost			0.5%
As of December 2020
Corporate	$ –	$294	$294
Wealth management	58	34	92
Commercial real estate	49	183	232
Residential real estate	4	23	27
Consumer:
Installment	42	16	58
Credit cards	46	31	77
Other	20	4	24
Total	$219	$585	$804
Total divided by gross loans at amortized cost			0.8%
The table below presents information about nonaccrual loans.

	As of

$ in millions	March 2021	December 2020
Corporate	$2,321	$2,651
Wealth management	60	61
Commercial real estate	633	649
Residential real estate	21	25
Installment	47	44
Other	79	122
Total	$3,161	$3,552
Total divided by gross loans at amortized cost	2.9%	3.4%
In the table above:

•	Nonaccrual loans included $ 321 million as of March 2021 and $ 533 million as of December 2020 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both March 2021 and December 2020.

•
Nonaccrual loans included $
315

million as of both March 2021 and December 2020 of corporate and commercial real estate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were not material as of both March 2021 and December 2020. Installment loans that were modified in a troubled debt restructuring were not material as of both March 2021 and December 2020.

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

Goldman Sachs March 2021 Form 10-Q	38

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	March 2021		December 2020

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 43,483	$146,169	$ 44,778	$127,756
Wealth management	27,804	3,603	25,151	2,314
Commercial real estate	17,016	3,736	17,096	4,154
Residential real estate	8,337	3,400	5,236	1,804
Other	3,622	4,707	3,211	4,841
Consumer
Installment	3,477	5	3,823	4
Credit cards	4,376	26,491	4,270	21,640
Total	$108,115	$188,111	$103,565	$162,513
In the table above:

•
Wholesale loans included $3.11 billion as of March 2021 and $3.51 billion as of December 2020 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $599 million as of March 2021 and $649 million as of December 2020. These loans included $479 million as of March 2021 and $584 million as of December 2020 of loans which did not require a reserve as the loan was deemed to be recoverable.

•
Credit card lending commitments included $24.54 billion as of March 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card lending commitments also included approximately
$2.0 billion as of March 2021 related to a commitment to acquire the General Motors co-branded credit card portfolio.

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
Consumer.
The allowance for credit losses for consumer loans that exhibit similar risk characteristics is calculated using a modeled approach which classifies consumer loans into pools based on borrower-related and exposure-related characteristics that differentiate a pool’s risk characteristics from other pools. The factors considered in determining a pool are generally consistent with the risk characteristics used for internal credit risk measurement and management and include key metrics, such as FICO credit scores, delinquency status, loan vintage and macroeconomic indicators. The most significant inputs to the forecast model for consumer loans include unemployment rates and delinquency rates. The expected life of revolving credit card loans is determined by modeling expected future draws and the timing and amount of repayments allocated to the funded balance. The firm also recognizes an allowance for credit losses on commitments to acquire loans; however, no allowance for credit losses is recognized on credit card lending commitments as they are cancellable by the firm.

39	Goldman Sachs March 2021 Form 10-Q

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
charged-off
when they are 180 days past due.
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended March 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net charge-offs	(17)	(61)	(78)
Provision	(130)	(122)	(252)
Other	(29)	–	(29)
Ending balance	$2,408	$1,107	$3,515
Allowance ratio	2.4%	14.1%	3.3%
Net charge-off ratio	0.1%	3.1%	0.3%
Allowance for losses on lending commitments
Beginning balance	$ 557	$ –	$ 557
Provision	2	180	182
Other	(18)	–	(18)
Ending balance	$ 541	$ 180	$ 721
Three Months Ended March 2020
Allowance for loan losses
Beginning balance	$1,331	$ 837	$2,168
Net charge-offs	(50)	(81)	(131)
Provision	746	169	915
Other	(84)	–	(84)
Ending balance	$1,943	$ 925	$2,868
Allowance ratio	1.8%	13.4%	2.5%
Net charge-off ratio	0.2%	4.8%	0.5%
Allowance for losses on lending commitments
Beginning balance	$ 313	$ –	$ 313
Provision	22	–	22
Ending balance	$ 335	$ –	$ 335
In the table above:

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.
•
The beginning balance for the allowance for loan losses and allowance for losses on lending commitments for the three months ended March 2020 reflects the cumulative effect of measuring the allowance under the CECL standard as of January 1, 2020. The cumulative effect was an increase in the allowance for credit losses of
$679
million, which consisted of (i) an increase in the allowance for loan losses of $727 million (an increase in the allowance for wholesale loans of $452 million, an increase in the allowance for consumer loans of $444 million and a decrease in the allowance for PCI loans of $169 million) and (ii) a decrease in the allowance for lending commitments of $48 million.

As of December 2020, the allowance ratio was 2.7% for wholesale, 15.9% for consumer and 3.7% for total loans. The net charge-off
ratio for the year ended December 2020 was 0.6% for wholesale, 4.2% for consumer and 0.9% for total loans.
Allowance for Credit Losses Rollforward Commentary
Three Months Ended March 2021.
The allowance for credit losses decreased by $195 million during the three months ended March 2021.
The provision for credit losses for wholesale and consumer loans and lending commitments reflected a reserve reduction driven by improved broader economic conditions and lower credit loss expectations, partially offset by growth in the firm’s wholesale and consumer lending portfolios, including a provision for credit losses of $180 million relating to the pending acquisition of the General Motors co-branded credit card portfolio.
When modeling expected credit losses, the firm employs a weighted, multivariate forecast, which includes baseline, adverse and favorable economic scenarios. As of March 2021, the forecasted economic scenarios were most heavily weighted towards the baseline and adverse scenarios. The forecast model incorporated adjustments to reflect the impact of the coronavirus
(COVID-19)
pandemic-related
economic support programs provided by national governments.

Goldman Sachs March 2021 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the forecasted range (across the baseline, adverse and favorable scenarios) of the U.S. unemployment and U.S. GDP growth rates used in the forecast model as of March 2021.

	U.S. Unemployment Rate	Growth/(Decline) in U.S. GDP
Forecast for the quarter ended:
June 2021	5.5 % to 11.0%	1.2 % to (7.0)%
December 2021	4.7% to 9.5%	4.8% to (3.8)%
June 2022	4.4% to 7.1%	6.5% to (0.4)%
In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth/(decline) in U.S. GDP represents the change in quarterly U.S. GDP relative to the U.S. GDP for the fourth quarter of 2019 (pre-pandemic levels).

•	Recovery of quarterly U.S. GDP to its pre-pandemic levels in the three scenarios ranges from the quarters ending June 2021 to September 2022.

•
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Net charge-offs for the three months ended March 2021 for wholesale loans were primarily related to corporate loans and net charge-offs for consumer loans were primarily related to installment loans.
Three Months Ended March 2020.
The allowance for credit losses increased by $1.40 billion during the three months ended March 2020 reflecting $679 million relating to the impact of CECL adoption and $722 million from activity during the period.
The provision for credit losses for wholesale loans was driven by growth in the firm’s wholesale loan portfolio, asset-specific provisions relating to borrowers in the oil and gas sector, and the impact of the
COVID-19
pandemic on the broader economic outlook. The provision for credit losses on consumer loans was primarily related to seasoning of credit card loans.
Net charge-offs for wholesale loans were primarily related to corporate loans and net charge-offs for consumer loans were substantially all related to installment loans.
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2021
Loan Type
Corporate	$ –	$ 2,049	$ 976	$ 3,025
Wealth management	–	7,639	63	7,702
Commercial real estate	–	771	1,028	1,799
Residential real estate	–	279	176	455
Other	–	213	288	501
Total	$ –	$10,951	$2,531	$13,482
As of December 2020
Loan Type
Corporate	$ –	$ 1,822	$ 929	$ 2,751
Wealth management	–	7,809	63	7,872
Commercial real estate	–	857	1,104	1,961
Residential real estate	–	234	260	494
Other	–	225	322	547
Total	$ –	$10,947	$2,678	$13,625
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $92 million for the three months ended March 2021 and $(27) million for the three months ended March 2020. These gains/(losses) were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.

41	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of March 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$976		$929
Yield	2.0% to 36.6%	13.9%	1.1% to 45.2%	12.4%
Recovery rate	15.0% to 99.0%	57.3%	15.0% to 58.0%	31.0%
Duration (years)	0.7 to 14.6	3.8	1.5 to 5.3	3.4
Commercial real estate
Level 3 assets	$1,028		$1,104
Yield	1.1% to 20.7%	11.5%	4.5% to 19.3%	11.0%
Recovery rate	10.9% to 99.8%	65.0%	3.0% to 99.8%	66.5%
Duration (years)	0.3 to 4.6	2.3	0.3 to 4.8	2.6
Residential real estate
Level 3 assets	$176		$260
Yield	1.5% to 13.5%	11.2%	2.0% to 14.0%	12.1%
Duration (years)	0.5 to 2.4	1.3	0.6 to 2.6	1.7
Wealth management and other
Level 3 assets	$351		$385
Yield	3.8% to 18.7%	8.4%	2.8% to 18.7%	8.0%
Duration (years)	3.1 to 5.0	3.8	0.9 to 5.5	4.1
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2021 and December 2020. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March

$ in millions	2021	2020
Beginning balance	$2,678	$1,890
Net realized gains/(losses)	26	27
Net unrealized gains/(losses)	(11)	(54)
Purchases	31	473
Sales	–	(12)
Settlements	(164)	(221)
Transfers into level 3	84	653
Transfers out of level 3	(113)	(3)
Ending balance	$2,531	$2,753
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

Goldman Sachs March 2021 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March

$ in millions	2021	2020
Corporate
Beginning balance	$ 929	$ 752
Net realized gains/(losses)	6	10
Net unrealized gains/(losses)	6	(11)
Purchases	22	156
Sales	–	(7)
Settlements	(33)	(40)
Transfers into level 3	84	187
Transfers out of level 3	(38)	(3)
Ending balance	$ 976	$1,044
Commercial real estate
Beginning balance	$1,104	$ 591
Net realized gains/(losses)	7	17
Net unrealized gains/(losses)	(14)	7
Purchases	8	236
Sales	–	(5)
Settlements	(73)	(115)
Transfers into level 3	–	332
Transfers out of level 3	(4)	–
Ending balance	$1,028	$1,063
Residential real estate
Beginning balance	$ 260	$ 221
Net realized gains/(losses)	3	–
Net unrealized gains/(losses)	(1)	(17)
Purchases	–	42
Settlements	(15)	(27)
Transfers into level 3	–	41
Transfers out of level 3	(71)	–
Ending balance	$ 176	$ 260
Wealth management and other
Beginning balance	$ 385	$ 326
Net realized gains/(losses)	10	–
Net unrealized gains/(losses)	(2)	(33)
Purchases	1	39
Settlements	(43)	(39)
Transfers into level 3	–	93
Ending balance	$ 351	$ 386
Level 3 Rollforward Commentary
Three Months Ended March 2021.
The net realized and unrealized gains on level 3 loans of $15 million (reflecting $26 million of net realized gains and $11 million of net unrealized losses) for the three months ended March 2021 included gains of $4 million reported in other principal transactions and $11 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended March 2021 were not material.
Transfers into level 3 loans during the three months ended March 2021 reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during the three months ended March 2021 primarily reflected transfers of certain loans backed by residential real estate to level 2 (principally due to increased price transparency as a result of increased market evidence, including market transactions in these instruments).
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
Transfers into level 3 loans during the three months ended March 2020 primarily reflected transfers of certain commercial real estate loans and corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 loans during the three months ended March 2020 were not material.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of March 2021
Amortized cost	$104,600	$60,861	$45,209	$106,070
Held for sale	$ 3,179	$ 2,295	$ 895	$ 3,190
As of December 2020
Amortized cost	$ 99,691	$52,793	$48,512	$101,305
Held for sale	$ 2,799	$ 1,541	$ 1,271	$ 2,812

43	Goldman Sachs March 2021 Form 10-Q

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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Repurchase agreements and resale agreements;

•	Certain securities borrowed and loaned transactions;

•	Substantially all other secured financings, including transfers of assets accounted for as financings;

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments;

•	Certain customer and other receivables, including certain margin loans; and

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments.
Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2021
Assets
Resale agreements	$ –	$ 146,084	$ –	$ 146,084
Securities borrowed	–	31,554	–	31,554
Customer and other receivables	–	49	–	49
Total	$ –	$ 177,687	$ –	$ 177,687
Liabilities
Deposits	$ –	$ (28,245)	$ (3,984)	$ (32,229)
Repurchase agreements	–	(130,606)	(1)	(130,607)
Securities loaned	–	(3,678)	–	(3,678)
Other secured financings	–	(22,973)	(3,224)	(26,197)
Unsecured borrowings:
Short-term	–	(20,239)	(10,246)	(30,485)
Long-term	–	(29,725)	(10,177)	(39,902)
Other liabilities	–	(1)	(159)	(160)
Total	$ –	$(235,467)	$(27,791)	$(263,258)
As of December 2020
Assets
Resale agreements	$ –	$ 108,060	$ –	$ 108,060
Securities borrowed	–	28,898	–	28,898
Customer and other receivables	–	82	–	82
Total	$ –	$ 137,040	$ –	$ 137,040
Liabilities
Deposits	$ –	$ (11,955)	$ (4,221)	$ (16,176)
Repurchase agreements	–	(126,569)	(2)	(126,571)
Securities loaned	–	(1,053)	–	(1,053)
Other secured financings	–	(20,652)	(3,474)	(24,126)
Unsecured borrowings:
Short-term	–	(19,227)	(7,523)	(26,750)
Long-term	–	(28,335)	(12,576)	(40,911)
Other liabilities	–	(1)	(262)	(263)
Total	$ –	$ (207,792)	$ (28,058)	$ (235,850)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both March 2021 and December 2020.

Goldman Sachs March 2021 Form 10-Q	44

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
As of March 2021:

•	Yield: 1.4% to 7.1% (weighted average: 2.4%)

•	Duration: 1.4 to 7.8 years (weighted average: 4.0 years)
As of December 2020:

•	Yield: 1.4% to 7.1% (weighted average: 2.7%)

•	Duration: 1.4 to 8.0 years (weighted average: 4.0 years)
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
Repurchase Agreements.
As of both March 2021 and December 2020, the firm’s level 3 repurchase agreements were not material.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended March

$ in millions	2021	2020
Beginning balance	$(28,058)	$(21,036)
Net realized gains/(losses)	(146)	(130)
Net unrealized gains/(losses)	375	3,160
Issuances	(8,645)	(7,643)
Settlements	7,070	5,157
Transfers into level 3	(641)	(1,596)
Transfers out of level 3	2,254	438
Ending balance	$(27,791)	$(21,650)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

45	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended March

$ in millions	2021	2020
Deposits
Beginning balance	$ (4,221)	$ (4,023)
Net realized gains/(losses)	(7)	(11)
Net unrealized gains/(losses)	(2)	117
Issuances	(93)	(335)
Settlements	307	309
Transfers into level 3	(27)	(121)
Transfers out of level 3	59	68
Ending balance	$ (3,984)	$ (3,996)
Repurchase agreements
Beginning balance	$ (2)	$ (30)
Net unrealized gains/(losses)	–	3
Settlements	1	15
Ending balance	$ (1)	$ (12)
Other secured financings
Beginning balance	$ (3,474)	$ (386)
Net realized gains/(losses)	3	(44)
Net unrealized gains/(losses)	36	107
Issuances	(66)	(14)
Settlements	99	92
Transfers into level 3	(266)	(985)
Transfers out of level 3	444	–
Ending balance	$ (3,224)	$ (1,230)
Unsecured short-term borrowings
Beginning balance	$ (7,523)	$ (5,707)
Net realized gains/(losses)	(74)	(11)
Net unrealized gains/(losses)	(62)	1,538
Issuances	(6,891)	(3,954)
Settlements	3,607	2,718
Transfers into level 3	(202)	(270)
Transfers out of level 3	899	275
Ending balance	$(10,246)	$ (5,411)
Unsecured long-term borrowings
Beginning balance	$(12,576)	$(10,741)
Net realized gains/(losses)	(76)	(72)
Net unrealized gains/(losses)	300	1,571
Issuances	(1,587)	(3,332)
Settlements	3,056	2,023
Transfers into level 3	(146)	(220)
Transfers out of level 3	852	95
Ending balance	$(10,177)	$(10,676)
Other liabilities
Beginning balance	$ (262)	$ (149)
Net realized gains/(losses)	8	8
Net unrealized gains/(losses)	103	(176)
Issuances	(8)	(8)
Ending balance	$ (159)	$ (325)
Level 3 Rollforward Commentary
Three Months Ended March 2021.
The net realized and unrealized gains on level 3 other financial liabilities of $229 million (reflecting $146 million of net realized losses and $375 million of net unrealized gains) for the three months ended March 2021 included gains/(losses) of $198 million reported in market making, $38 million reported in other principal transactions and $(3) million reported in interest expense in the consolidated statements of earnings, and $(4) million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The unrealized gains on level 3 other financial liabilities for the three months ended March 2021 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to an increase in interest rates) and gains on certain other liabilities (principally due to
changes in market value of the underlying assets).
Transfers into level 3 other financial liabilities during the three months ended March 2021 primarily reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended March 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments) and transfers of certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments).
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
The unrealized gains on level 3 other financial liabilities for the three months ended March 2020 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to a decrease in global equity prices).
Transfers into level 3 other financial liabilities during the three months ended March 2020 primarily reflected transfers of certain other secured financings and hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (in each case, principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments).

Goldman Sachs March 2021 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers out of level 3 other financial liabilities during the three months ended March 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments).
Gains and Losses on Other Financial Assets and Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the election to apply the fair value option to certain financial assets and liabilities.

	Three Months Ended March

$ in millions	2021	2020
Unsecured short-term borrowings	$ (960)	$4,481
Unsecured long-term borrowings	(229)	992
Other	106	398
Total	$(1,083)	$5,871
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three months ended March 2021 and March 2020. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both March 2021 and December 2020.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $319 million as of March 2021, and the fair value exceeded the aggregate contractual principal amount by $445 million as of December 2020. The amounts above include both principal-protected and non-principal-protected
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

	Three Months Ended March

$ in millions	2021	2020
DVA (pre-tax)	$(29)	$3,871
DVA (net of tax)	$(19)	$2,914
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2021 and March 2020.

47	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

As of

$ in millions	March 2021	December 2020
Performing loans
Aggregate contractual principal in excess of fair value	$ 1,048	$ 958
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$11,005	$10,526
Aggregate fair value	$ 4,060	$ 3,519
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $56 million as of March 2021 and $25 million as of December 2020, and the related total contractual amount of these lending commitments was $916 million as of March 2021 and $1.64 billion as of December 2020. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $132 million for the three months ended March 2021 and $(194) million for the three months ended March 2020. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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

Goldman Sachs March 2021 Form 10-Q	48

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
Substantially all of securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2021 and December 2020.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2021
Included in the consolidated balance sheets
Gross carrying value	$222,884	$ 182,679	$ 207,407	$ 38,779
Counterparty netting	(76,800)	(4,434)	(76,800)	(4,434)
Total	146,084	178,245	130,607	34,345
Amounts not offset
Counterparty netting	(14,874)	(10,739)	(14,874)	(10,739)
Collateral	(128,260)	(158,552)	(112,422)	(21,140)
Total	$ 2,950	$ 8,954	$ 3,311	$ 2,466
As of December 2020
Included in the consolidated balance sheets
Gross carrying value	$205,817	$ 147,593	$ 224,328	$ 27,054
Counterparty netting	(97,757)	(5,433)	(97,757)	(5,433)
Total	108,060	142,160	126,571	21,621
Amounts not offset
Counterparty netting	(8,920)	(3,525)	(8,920)	(3,525)
Collateral	(96,140)	(132,893)	(116,819)	(17,693)
Total	$ 3,000	$ 5,742	$ 832	$ 403
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $31.55 billion as of March 2021 and $28.90 billion as of December 2020, and securities loaned of $3.68 billion as of March 2021 and $1.05 billion as of December 2020 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

49	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2021
Money market instruments	$ 851	$ –
U.S. government and agency obligations	86,217	1
Non-U.S. government and agency obligations	80,520	1,767
Securities backed by commercial real estate	38	–
Securities backed by residential real estate	604	–
Corporate debt securities	11,585	371
State and municipal obligations	57	–
Other debt obligations	83	–
Equity securities	27,452	36,640
Total	$207,407	$38,779
As of December 2020
Money market instruments	$ 88	$ –
U.S. government and agency obligations	121,751	–
Non-U.S. government and agency obligations	79,159	1,634
Securities backed by commercial real estate	65	–
Securities backed by residential real estate	121	–
Corporate debt securities	6,364	46
State and municipal obligations	92	–
Other debt obligations	20	–
Equity securities	16,668	25,374
Total	$224,328	$27,054
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2021

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 87,256	$24,075
2 - 30 days	57,123	307
31 - 90 days	17,812	691
91 days - 1 year	39,489	13,706
Greater than 1 year	5,727	–
Total	$207,407	$38,779
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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
Nonrecourse other secured financings were
$11.55
 billion as of March 2021 and
$12.31 billion as of December 2020.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of both March 2021 and December 2020.

Goldman Sachs March 2021 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2021
Other secured financings (short-term):
At fair value	$ 7,279	$ 7,789	$15,068
At amortized cost	146	–	146
Other secured financings (long-term):
At fair value	6,593	4,536	11,129
At amortized cost	658	667	1,325
Total other secured financings	$14,676	$12,992	$27,668
Other secured financings collateralized by:
Financial instruments	$ 7,983	$11,429	$19,412
Other assets	$ 6,693	$ 1,563	$ 8,256
As of December 2020
Other secured financings (short-term):
At fair value	$ 6,371	$ 6,847	$13,218
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,632	4,276	10,908
At amortized cost	914	715	1,629
Total other secured financings	$13,917	$11,838	$25,755
Other secured financings collateralized by:
Financial instruments	$ 6,841	$10,068	$16,909
Other assets	$ 7,076	$ 1,770	$ 8,846
In the table above:

•
Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 2.60% as of March 2021. These rates include the effect of hedging activities.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.62% as of March 2021 and 1.27% as of December 2020. These rates include the effect of hedging activities.

•
Non-U.S.
dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.34% as of March 2021 and 0.40% as of December 2020. These rates include the effect of hedging activities.

•
Total other secured financings included $1.99 billion as of March 2021 and $2.05 billion as of December 2020 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.99 billion as of March 2021 and $2.26 billion as of December 2020.

•
Other secured financings collateralized by financial instruments included $13.68 billion as of March 2021 and $11.28 billion as of December 2020 of other secured financings collateralized by trading assets, investments and loans, and included $5.73 billion as of March 2021 and $5.63 billion as of December 2020 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of March 2021
Other secured financings (short-term)	$15,214
Other secured financings (long-term):
2022	4,256
2023	2,576
2024	1,423
2025	906
2026	1,077
2027 - thereafter	2,216
Total other secured financings (long-term)	12,454
Total other secured financings	$27,668
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

51	Goldman Sachs March 2021 Form 10-Q

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

	As of

$ in millions	March 2021	December 2020
Collateral available to be delivered or repledged	$901,870	$864,494
Collateral that was delivered or repledged	$756,339	$723,409
The table below presents information about assets pledged.

As of

$ in millions	March 2021	December 2020
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 62,415	$ 69,031
Investments	$ 15,800	$ 13,375
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$102,129	$ 99,142
Investments	$ 11,134	$ 2,331
Loans	$ 7,911	$ 8,320
Other assets	$ 13,447	$ 14,144
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $51.31 billion as of March 2021 and $32.97 billion as of December 2020.
Note 12.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	March 2021	December 2020
Property, leasehold improvements and equipment	$22,427	$23,147
Goodwill	4,332	4,332
Identifiable intangible assets	575	630
Operating lease right-of-use assets	2,330	2,280
Income tax-related assets	3,414	2,960
Miscellaneous receivables and other	4,833	4,096
Total	$37,911	$37,445
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $10.30 billion as of March 2021 and $10.12 billion as of December 2020. Property, leasehold improvements and equipment included $6.55 billion as of March 2021 and $6.54 billion as of December 2020 that the firm uses in connection with its operations, and $272 million as of March 2021 and $318 million as of December 2020 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during both the three months ended March 2021 and March 2020.

Goldman Sachs March 2021 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	March 2021	December 2020
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,644	2,644
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,332	$4,332
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
In the fourth quarter of 2020, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units, by performing a qualitative assessment. Multiple factors, including performance indicators, macroeconomic indicators, firm and industry events, and fair value indicators, were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since the quantitative test performed in the fourth quarter of 2019.
As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective estimated carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.
There were no events or changes in circumstances during the three months ended March 2021 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of March 2021.

53	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	March 2021	December 2020
By Reporting Unit
Global Markets:
FICC	$ 2	$ 2
Equities	45	45
Asset Management	231	274
Consumer & Wealth Management:
Consumer banking	–	6
Wealth management	297	303
Total	$ 575	$ 630
By Type
Customer lists
Gross carrying value	$ 1,475	$ 1,478
Accumulated amortization	(1,099)	(1,089)
Net carrying value	376	389
Acquired leases and other
Gross carrying value	641	710
Accumulated amortization	(442)	(469)
Net carrying value	199	241
Total gross carrying value	2,116	2,188
Total accumulated amortization	(1,541)	(1,558)
Total net carrying value	$ 575	$ 630
During the three months ended March 2021, the amount of intangible assets acquired by the firm was not material. The firm acquired $155 million of intangible assets during 2020, primarily related to acquired leases and customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March

$ in millions	2021	2020
Amortization	$36	$41

$ in millions	As of March 2021
Estimated future amortization
Remainder of 2021	$78
2022	$90
2023	$81
2024	$65
2025	$46
2026	$35
The firm tests intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during either the three months ended March 2021 or March 2020.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $108 million for the three months ended March 2021 and $51 million for the three months ended March 2020 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during either the three months ended March 2021 or March 2020.

Goldman Sachs March 2021 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $671 million as of March 2021 and $678 million as of December 2020.

•
Assets classified as held for sale of $1.22 billion as of March 2021 and $437 million as of December 2020 related to the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2021
Consumer deposits	$ 75,937	$24,224	$100,161
Private bank deposits	68,383	1,053	69,436
Brokered certificates of deposit	–	30,017	30,017
Deposit sweep programs	22,541	–	22,541
Transaction banking	32,897	2,563	35,460
Other deposits	–	28,403	28,403
Total	$199,758	$86,260	$286,018
As of December 2020
Consumer deposits	$ 67,395	$29,530	$ 96,925
Private bank deposits	67,185	1,183	68,368
Brokered certificates of deposit	–	30,060	30,060
Deposit sweep programs	22,987	–	22,987
Transaction banking	28,852	–	28,852
Other deposits	–	12,770	12,770
Total	$186,419	$73,543	$259,962
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $32.23 billion as of March 2021 and $16.18 billion as of December 2020 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.1 years as of March 2021 and 1.3 years as of December 2020.

•
Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of March 2021, the firm had 12 such deposit sweep program agreements.

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $125.50 billion as of March 2021 and $123.03 billion as of December 2020.

•	Deposits insured by non-U.S. insurance programs were $29.38 billion as of March 2021 and $27.52 billion as of December 2020.
The table below presents the location of deposits.

	As of

$ in millions	March 2021	December 2020
U.S. offices	$213,237	$206,356
Non-U.S. offices	72,781	53,606
Total	$286,018	$259,962
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of March 2021

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2021	$28,336	$22,528	$50,864
2022	13,106	6,202	19,308
2023	6,359	124	6,483
2024	4,105	133	4,238
2025	2,052	268	2,320
2026	1,126	269	1,395
2027 - thereafter	950	702	1,652
Total	$56,034	$30,226	$86,260
As of March 2021, deposits in U.S. offices included $11.42 billion and deposits in
non-U.S.
offices included $29.07 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2021 and December 2020. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2021 and December 2020.

55	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 14.
Unsecured Borrowings

The table below presents information about unsecured borrowings.

	As of

$ in millions	March 2021	December 2020
Unsecured short-term borrowings	$ 58,463	$ 52,870
Unsecured long-term borrowings	219,044	213,481
Total	$277,507	$266,351
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2021 and December 2020.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	March 2021	December 2020
Current portion of unsecured long-term borrowings	$26,756	$25,914
Hybrid financial instruments	21,592	18,823
Commercial paper	8,209	6,085
Other unsecured short-term borrowings	1,906	2,048
Total unsecured short-term borrowings	$58,463	$52,870
Weighted average interest rate	2.11%	1.84%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2021
Fixed-rate obligations	$102,296	$41,789	$144,085
Floating-rate obligations	44,883	30,076	74,959
Total	$147,179	$71,865	$219,044
As of December 2020
Fixed-rate obligations	$100,558	$38,759	$139,317
Floating-rate obligations	42,019	32,145	74,164
Total	$142,577	$70,904	$213,481
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•
U.S. dollar-denominated debt had interest rates ranging from 0.48% to 9.30% (with a weighted average rate of 3.66%) as of March 2021 and 0.63% to 9.30% (with a weighted average rate of 4.07%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 2.05%) as of March 2021 and 0.13% to 13.00% (with a weighted average rate of 2.20%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of March 2021
2022	$ 20,845
2023	37,048
2024	22,643
2025	26,450
2026	19,512
2027 - thereafter	92,546
Total	$219,044

Goldman Sachs March 2021 Form 10-Q	56

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

•
Unsecured long-term borrowings included $6.83 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $10 million in 2022, $190 million in 2023, $561 million in 2024, $620 million in 2025, $434 million in 2026 and $5.01 billion in 2027 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	March 2021	December 2020
Fixed-rate obligations:
At fair value	$ 1,472	$ 1,521
At amortized cost	30,067	30,827
Floating-rate obligations:
At fair value	38,430	39,390
At amortized cost	149,075	141,743
Total	$219,044	$213,481
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 1.72% (2.46% related to fixed-rate obligations and 1.56% related to floating-rate obligations) as of March 2021 and 2.01% (3.34% related to fixed-rate obligations and 1.70% related to floating-rate obligations) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $179.14 billion as of March 2021 and $172.57 billion as of December 2020. The estimated fair value of such unsecured long-term borrowings was $188.34 billion as of March 2021 and $183.29 billion as of December 2020. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2021 and December 2020.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both March 2021 and December 2020.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2021
Subordinated debt	$14,040	$16,771	1.64%
Junior subordinated debt	968	1,302	1.25%
Total	$15,008	$18,073	1.62%
As of December 2020
Subordinated debt	$14,136	$18,529	1.83%
Junior subordinated debt	968	1,430	1.32%
Total	$15,104	$19,959	1.80%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

57	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2021 and December 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	March 2021	December 2020
Compensation and benefits	$ 6,136	$ 7,896
Income tax-related liabilities	4,278	3,155
Operating lease liabilities	2,319	2,283
Noncontrolling interests	1,733	1,640
Employee interests in consolidated funds	34	34
Accrued expenses and other	8,164	7,443
Total	$22,664	$22,451
In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm in connection with its contracts with clients, prior to providing the service. As of both March 2021 and December 2020, the firm’s contract liabilities were not material.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2021
2021	$ 236
2022	316
2023	281
2024	263
2025	232
2026 - thereafter	1,795
Total undiscounted lease payments	3,123
Imputed interest	(804)
Total operating lease liabilities	$ 2,319
Weighted average remaining lease term	15 years
Weighted average discount rate	3.74%
As of December 2020
2021	$ 342
2022	301
2023	264
2024	247
2025	215
2026 - thereafter	1,899
Total undiscounted lease payments	3,268
Imputed interest	(985)
Total operating lease liabilities	$ 2,283
Weighted average remaining lease term	16 years
Weighted average discount rate	4.02%

Goldman Sachs March 2021 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02,
“Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $120 million for the three months ended March 2021 and $113 million for the three months ended March 2020. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2021 and March 2020. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2021 and March 2020.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced were $428 million as of March 2021.
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

	Three Months Ended March

$ in millions	2021	2020
Residential mortgages	$ 4,939	$3,107
Commercial mortgages	5,371	4,996
Other financial assets	1,112	540
Total financial assets securitized	$11,422	$8,643
Retained interests cash flows	$ 149	$ 94
In the table above, financial assets securitized included assets of $139 million for the three months ended March 2021 and $174 million for the three months ended March 2020, which were securitized in a non-cash
exchange for loans and investments.

59	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2021
U.S. government agency-issued CMOs	$22,041	$1,806	$ 1
Other residential mortgage-backed	23,060	1,023	21
Other commercial mortgage-backed	41,926	941	40
Corporate debt and other asset-backed	5,299	231	2
Total	$92,326	$4,001	$64
As of December 2020
U.S. government agency-issued CMOs	$20,841	$ 906	$ 4
Other residential mortgage-backed	24,262	1,170	23
Other commercial mortgage-backed	38,340	914	39
Corporate debt and other asset-backed	4,299	192	–
Total	$87,742	$3,182	$66
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2015 and thereafter.

•	The fair value of retained interests was $4.02 billion as of March 2021 and $3.19 billion as of December 2020.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $57 million as of March 2021 and $52 million as of December 2020, and the notional amount of these derivatives and commitments was $1.70 billion as of March 2021 and $1.43 billion as of December 2020. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	March 2021	December 2020
Fair value of retained interests	$3,785	$ 2,993
Weighted average life (years)	5.9	4.7
Constant prepayment rate	11.5%	15.0%
Impact of 10% adverse change	$ (20)	$ (25)
Impact of 20% adverse change	$ (43)	$ (50)
Discount rate	6.8%	6.1%
Impact of 10% adverse change	$ (57)	$ (42)
Impact of 20% adverse change	$ (112)	$ (82)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $231 million and a weighted average life of 3.0 years as of March 2021, and a fair value of $192 million and a weighted average life of 3.9 years as of December 2020. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2021 and December 2020. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $231 million as of March 2021 and $192 million as of December 2020.

Goldman Sachs March 2021 Form 10-Q	60

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

61	Goldman Sachs March 2021 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	March 2021	December 2020
Total nonconsolidated VIEs
Assets in VIEs	$151,339	$148,665
Carrying value of variable interests — assets	$ 9,706	$ 8,624
Carrying value of variable interests — liabilities	$ 827	$ 888
Maximum exposure to loss:
Retained interests	$ 4,001	$ 3,182
Purchased interests	904	1,041
Commitments and guarantees	2,169	2,455
Derivatives	8,545	8,343
Debt and equity	4,454	4,020
Total	$ 20,073	$ 19,041
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	March 2021	December 2020
Mortgage-backed
Assets in VIEs	$99,809	$99,353
Carrying value of variable interests — assets	$ 4,655	$ 4,014
Maximum exposure to loss:
Retained interests	$ 3,770	$ 2,990
Purchased interests	885	1,024
Commitments and guarantees	46	47
Derivatives	396	394
Total	$ 5,097	$ 4,455
Real estate, credit- and power-related and other investing
Assets in VIEs	$21,423	$20,934
Carrying value of variable interests — assets	$ 3,561	$ 3,288
Carrying value of variable interests — liabilities	$ 15	$ 14
Maximum exposure to loss:
Commitments and guarantees	$ 1,230	$ 1,374
Derivatives	75	84
Debt and equity	3,561	3,288
Total	$ 4,866	$ 4,746
Corporate debt and other asset-backed
Assets in VIEs	$14,890	$14,077
Carrying value of variable interests — assets	$ 1,058	$ 913
Carrying value of variable interests — liabilities	$ 812	$ 874
Maximum exposure to loss:
Retained interests	$ 231	$ 192
Purchased interests	19	17
Commitments and guarantees	859	989
Derivatives	8,071	7,862
Debt and equity	461	323
Total	$ 9,641	$ 9,383
Investments in funds
Assets in VIEs	$15,217	$14,301
Carrying value of variable interests — assets	$ 432	$ 409
Maximum exposure to loss:
Commitments and guarantees	$ 34	$ 45
Derivatives	3	3
Debt and equity	432	409
Total	$ 469	$ 457
As of both March 2021 and December 2020, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets were primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets were primarily included in investments and loans and liabilities were included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets were included in loans and trading assets, and liabilities were included in trading liabilities.

•	Investments in funds: Assets were included in investments.

Goldman Sachs March 2021 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	March 2021	December 2020
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 309	$ 312
Trading assets	71	96
Investments	972	880
Loans	1,895	2,099
Other assets	960	989
Total	$4,207	$4,376
Liabilities
Other secured financings	$1,690	$1,891
Customer and other payables	9	28
Trading liabilities	269	296
Unsecured short-term borrowings	59	43
Unsecured long-term borrowings	196	226
Other liabilities	1,068	948
Total	$3,291	$3,432
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

•	Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	March 2021	December 2020
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 173	$ 229
Trading assets	12	8
Investments	972	880
Loans	1,895	2,099
Other assets	960	989
Total	$4,012	$4,205
Liabilities
Other secured financings	$ 533	$ 649
Customer and other payables	9	28
Trading liabilities	44	46
Other liabilities	1,068	948
Total	$1,654	$1,671
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 136	$ 83
Total	$ 136	$ 83
Liabilities
Other secured financings	$ 627	$ 679
Total	$ 627	$ 679
Principal-protected notes
Assets
Trading assets	$ 59	$ 88
Total	$ 59	$ 88
Liabilities
Other secured financings	$ 530	$ 563
Trading liabilities	225	250
Unsecured short-term borrowings	59	43
Unsecured long-term borrowings	196	226
Total	$1,010	$1,082
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

63	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 18.
Commitments, Contingencies and Guarantees

Commitments
The table below presents commitments by type.

	As of

$ in millions	March 2021	December 2020
Commitment Type
Commercial lending:
Investment-grade	$ 97,248	$ 83,801
Non-investment-grade	61,580	56,757
Warehouse financing	10,823	9,377
Credit cards	26,491	21,640
Total lending	196,142	171,575
Risk participations	8,135	8,054
Collateralized agreement	96,505	55,278
Collateralized financing	27,091	35,402
Letters of credit	367	367
Investment	6,243	6,456
Other	9,987	7,836
Total commitments	$344,470	$284,968
The table below presents commitments by expiration.

	As of March 2021

$ in millions	Remainder of 2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 9,668	$44,571	$34,592	$ 8,417
Non-investment-grade	3,291	21,766	23,841	12,682
Warehouse financing	1,128	5,590	3,336	769
Credit cards	26,491	–	–	–
Total lending	40,578	71,927	61,769	21,868
Risk participations	720	4,537	2,668	210
Collateralized agreement	96,505	–	–	–
Collateralized financing	27,091	–	–	–
Letters of credit	311	15	–	41
Investment	2,325	2,075	1,062	781
Other	9,697	167	63	60
Total commitments	$177,227	$78,721	$65,562	$22,960
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
The table below presents information about lending commitments.

	As of

$ in millions	March 2021	December 2020
Held for investment	$188,111	$162,513
Held for sale	6,076	6,594
At fair value	1,955	2,468
Total	$196,142	$171,575
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $972 million (including allowance for credit losses of $721 million) as of March 2021 and $775 million (including allowance for credit losses of $557 million) as of December 2020. The estimated fair value of such lending commitments was a liability of $4.03 billion as of March 2021 and $4.05 billion as of December 2020. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.32 billion as of March 2021 and $2.43 billion as of December 2020 would have been classified in level 2, and $1.71 billion as of March 2021 and $1.62 billion as of December 2020 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $72 million as of March 2021 and $68 million as of December 2020. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both March 2021 and December 2020.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Goldman Sachs March 2021 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $113.86 billion as of March 2021 and $110.31 billion as of December 2020, related to relationship lending activities (principally used for operating and general corporate purposes) and $29.32 billion as of March 2021 and $15.81 billion as of December 2020, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
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
Credit Cards.
The firm’s credit card lending commitments included $24.54 billion as of March 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card commitments also includes approximately
$2.0
billion relating to the firm’s commitment to acquire a credit card portfolio in connection with its agreement, in January 2021, to form a co-branded
credit card relationship with General Motors. This amount represents the portfolio’s outstanding credit card loan balance as of March 2021; however, the final amount will depend on the outstanding balance of credit card loans at the time that the acquisition closes, which is expected to be in the third quarter of 2021.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.78 billion as of March 2021 and $1.69 billion as of December 2020, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings, including certain mortgage-related matters.

65	Goldman Sachs March 2021 Form 10-Q

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

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of March 2021
Carrying Value of Net Liability	$ 3,923	$ –	$ 232
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2021	$ 81,762	$18,932	$ 859
2022 - 2023	61,673	–	3,451
2024 - 2025	26,730	–	2,746
2026 - thereafter	31,385	–	334
Total	$201,550	$18,932	$7,390
As of December 2020
Carrying Value of Net Liability	$ 4,357	$ –	$ 253
Maximum Payout/Notional Amount by Period of Expiration
2021	$ 89,202	$21,352	$1,263
2022 - 2023	56,204	–	3,304
2024 - 2025	23,389	–	2,787
2026 - thereafter	32,244	–	268
Total	$201,039	$21,352	$7,622
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.34 billion as of March 2021 and $1.66 billion as of December 2020, and derivative liabilities of $5.26 billion as of March 2021 and $6.02 billion as of December 2020.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $18.93 billion as of March 2021 and $19.86 billion as of December 2020. Collateral held by the lenders in connection with securities lending indemnifications was $19.52 billion as of March 2021 and $20.39 billion as of December 2020. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs March 2021 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. There were

no
amounts outstanding under the guarantee as of March 2021. As of December 2020, the maximum payout on this guarantee was $1.49 billion and the related collateral held was $1.50 billion.
Other Financial Guarantees.
In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). The firm evaluates progress toward satisfying this obligation based on information that it receives on a semi-annual basis, expected in February and August. As of March 2021, approximately $220 million in assets or proceeds from assets has been returned to the Government of Malaysia in connection with this guarantee, which must be satisfied by August 18, 2025.

Any amounts paid by the firm under this guarantee would be subject to reimbursement in the event the assets or proceeds received by the Government of Malaysia through August 18, 2028 exceeds $1.4 billion. See Note 27 for further information about matters related to 1MDB.
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

The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities. Timely payment by the firm of amounts due to these entities under the guarantee, borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities. No subsidiary of Group Inc. guarantees the securities of Goldman Sachs Capital I or the APEX Trusts.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2021 and December 2020.

67	Goldman Sachs March 2021 Form 10-Q

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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2021 and December 2020.
Guarantees of Subsidiaries.
Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI) and Goldman Sachs Bank Europe SE (GSBE) related to agreements that each entity has entered into with certain of its counterparties. Furthermore, Group Inc. provided a guarantee to GS Bank USA in 2020 related to securities that GS Bank USA acquired from certain affiliated funds of Group Inc. and loans and lending commitments that GS Bank USA acquired from certain subsidiaries of

Group Inc. As of March 2021, none of the securities acquired from the affiliated funds were outstanding.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both March 2021 and December 2020, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended March

in millions, except per share amounts	2021	2020
Common share repurchases	8.7	8.2
Average cost per share	$310.04	$236.35
Total cost of common share repurchases	$ 2,700	$ 1,928
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the three months ended March 2021, 1,830 shares were remitted with a total value of $0.5 million and the firm cancelled 3.2 million share-based awards with a total value of $937 million.
The table below presents common stock dividends declared.

	Three Months Ended March

	2021	2020
Dividends declared per common share	$1.25	$1.25
On April 13, 2021, the Board of Directors of Group Inc. (Board) declared a dividend of $1.25 per common share to be paid on June 29, 2021 to common shareholders of record on June 1, 2021.

Goldman Sachs March 2021 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of March 2021.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
N	31,050	27,000	27,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
Total	416,750	340,282	340,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
N	May 10, 2021	$ 25,000	675
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
R	February 10, 2025	$ 25,000	600
S	February 10, 2025	$ 25,000	350
Total			$9,203
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive approval from the FRB.
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

In April 2021, the firm issued 27,000 shares of Series T 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series T Preferred Stock). Each share of Series T Preferred Stock issued and outstanding has a liquidation preference of $25,000
,
is represented by 25 depositary shares and is redeemable at the firm’s option beginning May 10, 2026 at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on Series T Preferred Stock, if declared, are payable semi-annually
at (i) 3.80% per annum from the issuance date to, but excluding May 10, 2026 and, thereafter, (ii) 2.969% per annum plus the five-year treasury rate. In addition, the firm issued
a
notice that it will redeem its outstanding shares of Series N 6.30% Non-Cumulative Preferred Stock (Series N Preferred Stock) with a redemption value of $675 million ($25,000 per share), plus accrued and unpaid dividends on May 19, 2021. The difference between the redemption value and net carrying value at the time of the issuance of this notice was $20 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2021.
In the first quarter of 2021, the firm redeemed all outstanding shares of its Series M 5.375%
Fixed-to-Floating
Rate
Non-Cumulative
Preferred Stock (Series M Preferred Stock) with a redemption value of $2 billion. The difference between the redemption value and net carrying value at the time of this redemption was $21 million, which was recorded as an addition to preferred stock dividends in the first quarter of 2021.

69	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In 2020, the firm redeemed the remaining 14,000 outstanding shares of its Series L 5.70%
Non-Cumulative
Preferred Stock (Series L Preferred Stock) with a redemption value of $350 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value at the time of this redemption was $1 million, which was recorded as an addition to preferred stock dividends in 2020.
The table below presents the dividend rates of perpetual preferred stock as of March 2021.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
N	6.30%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2021		2020

Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$ 239.58	$ 7	$ 234.38	$ 7
C	$ 255.56	2	$ 250.00	2
D	$ 255.56	14	$ 250.00	13
E	$1,000.00	7	$1,011.11	7
F	$1,000.00	2	$1,011.11	2
J	$ 343.75	14	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
L	$ –	–	$ 361.54	4
N	$ 393.75	10	$ 393.75	11
Q	$ 687.50	14	$ 889.93	18
R	$ 618.75	15	$ –	–
S	$ 550.00	8	$ –	–
Total		$104		$89
On April 7, 2021, Group Inc. declared dividends of $231.77 per share of Series A Preferred Stock, $247.22 per share of Series C Preferred Stock, $247.22 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $393.75 per share of Series N Preferred Stock, $662.50 per share of Series O Preferred Stock, and $625.00 per share of Series P Preferred Stock to be paid on May 10, 2021 to preferred shareholders of record on April 25, 2021. In addition, the firm declared dividends of $1,022.22 per share of Series E Preferred Stock and $1,022.22 per share of Series F Preferred Stock to be paid on June 1, 2021 to preferred shareholders of record on May 17, 2021.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2021
Currency translation	$ (696)	$ –	$ (696)
Debt valuation adjustment	(833)	(19)	(852)
Pension and postretirement liabilities	(368)	7	(361)
Available-for-sale securities	463	(628)	(165)
Total	$(1,434)	$ (640)	$(2,074)
Three Months Ended March 2020
Currency translation	$ (616)	$ (17)	$ (633)
Debt valuation adjustment	(572)	2,914	2,342
Pension and postretirement liabilities	(342)	7	(335)
Available-for-sale securities	46	517	563
Total	$ (1,484)	$3,421	$ 1,937

Goldman Sachs March 2021 Form 10-Q	70

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
The firm calculates its CET1 capital, Tier 1 capital and Total capital ratios in accordance with both the Standardized and Advanced Capital Rules. Each of the ratios calculated under the Standardized and Advanced Capital Rules must meet its
 respective capital requirements.
Under the Capital Framework, the firm is also subject to leverage requirements which consist of a minimum Tier 1 leverage ratio and a minimum supplementary leverage ratio (SLR), as well as the SLR buffer.
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements as of both March 2021 and December 2020.

	Standardized	Advanced
CET1 capital ratio	13.6%	9.5%
Tier 1 capital ratio	15.1%	11.0%
Total capital ratio	17.1%	13.0%
In the table above:

•
Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB)
of 6.6% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.

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
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

71	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2021
CET1 capital	$ 85,219	$ 85,219
Tier 1 capital	$ 94,314	$ 94,314
Tier 2 capital	$ 15,063	$ 12,837
Total capital	$109,377	$107,151
RWAs	$594,573	$629,801
CET1 capital ratio	14.3%	13.5%
Tier 1 capital ratio	15.9%	15.0%
Total capital ratio	18.4%	17.0%
As of December 2020
CET1 capital	$ 81,641	$ 81,641
Tier 1 capital	$ 92,730	$ 92,730
Tier 2 capital	$ 15,424	$ 13,279
Total capital	$108,154	$106,009
RWAs	$554,162	$609,750
CET1 capital ratio	14.7%	13.4%
Tier 1 capital ratio	16.7%	15.2%
Total capital ratio	19.5%	17.4%
In the table above, as permitted by the FRB, the firm has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, the firm has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both March 2021 and December 2020 would not have had a material impact on the firm’s capital ratios.
Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to
G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2021	December 2020
Tier 1 capital	$ 94,314	$ 92,730
Average total assets	$1,249,783	$1,152,785
Deductions from Tier 1 capital	(5,111)	(4,948)
Average adjusted total assets	1,244,672	1,147,837
Impact of SLR temporary amendment	(205,103)	(202,748)
Average off-balance sheet exposures	410,683	387,848
Total leverage exposure	$1,450,252	$1,332,937
Tier 1 leverage ratio	7.6%	8.1%
SLR	6.5%	7.0%
In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of CECL transition.

•
Impact of SLR temporary amendment represents the exclusion of average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. Effective April 1, 2021, the amendment permitting this exclusion expired and, as a result, the SLR for the three months ended June 2021 will not reflect the impact of the temporary amendment to exclude the holdings of such assets. This temporary amendment had the effect of increasing the SLR by approximately

0.8

percentage points for the three months ended March 2021 and approximately

1.0
percentage points for the three months ended December 2020.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

Goldman Sachs March 2021 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	March 2021	December 2020
Common shareholders’ equity	$ 88,461	$ 84,729
Impact of CECL transition	1,077	1,126
Deduction for goodwill	(3,660)	(3,652)
Deduction for identifiable intangible assets	(548)	(601)
Other adjustments	(111)	39
CET1 capital	85,219	81,641
Preferred stock	9,203	11,203
Deduction for investments in covered funds	(104)	(106)
Other adjustments	(4)	(8)
Tier 1 capital	$ 94,314	$ 92,730
Standardized Tier 2 and Total capital
Tier 1 capital	$ 94,314	$ 92,730
Qualifying subordinated debt	12,079	12,196
Junior subordinated debt	94	188
Allowance for credit losses	2,949	3,095
Other adjustments	(59)	(55)
Standardized Tier 2 capital	15,063	15,424
Standardized Total capital	$109,377	$108,154
Advanced Tier 2 and Total capital
Tier 1 capital	$ 94,314	$ 92,730
Standardized Tier 2 capital	15,063	15,424
Allowance for credit losses	(2,949)	(3,095)
Other adjustments	723	950
Advanced Tier 2 capital	12,837	13,279
Advanced Total capital	$107,151	$106,009
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $672 million as of March 2021 and $680 million as of December 2020.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $27 million as of March 2021 and $29 million as of December 2020.

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

•
Junior subordinated debt is debt issued to a Trust. As of March 2021, 10% of this debt was included in Tier 2 capital and 90% was phased out of regulatory capital. As of December 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

73	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2021
CET1 capital
Beginning balance	$ 81,641	$ 81,641
Change in:
Common shareholders’ equity	3,732	3,732
Impact of CECL transition	(49)	(49)
Deduction for goodwill	(8)	(8)
Deduction for identifiable intangible assets	53	53
Other adjustments	(150)	(150)
Ending balance	$ 85,219	$ 85,219
Tier 1 capital
Beginning balance	$ 92,730	$ 92,730
Change in:
CET1 capital	3,578	3,578
Deduction for investments in covered funds	2	2
Preferred stock	(2,000)	(2,000)
Other adjustments	4	4
Ending balance	94,314	94,314
Tier 2 capital
Beginning balance	15,424	13,279
Change in:
Qualifying subordinated debt	(117)	(117)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	(146)	–
Other adjustments	(4)	(231)
Ending balance	15,063	12,837
Total capital	$109,377	$107,151
Year Ended December 2020
CET1 capital
Beginning balance	$ 74,850	$ 74,850
Change in:
Common shareholders’ equity	5,667	5,667
Impact of CECL transition	1,126	1,126
Deduction for goodwill	(123)	(123)
Deduction for identifiable intangible assets	3	3
Other adjustments	118	118
Ending balance	$ 81,641	$ 81,641
Tier 1 capital
Beginning balance	$ 85,440	$ 85,440
Change in:
CET1 capital	6,791	6,791
Deduction for investments in covered funds	504	504
Other adjustments	(5)	(5)
Ending balance	92,730	92,730
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(651)	(651)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,293	–
Other adjustments	(47)	553
Ending balance	15,424	13,279
Total capital	$108,154	$106,009
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

Goldman Sachs March 2021 Form 10-Q	74

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
The firm’s positional losses observed on a single day did not exceed its 99%
one-day
regulatory VaR during the three months ended March 2021 and exceeded its 99%
one-day
regulatory VaR on six occasions during 2020 (all of which occurred during March 2020 and, as permitted by the FRB, did not have any impact on the firm’s VaR multiplier used to calculate Market RWAs);

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2021
Credit RWAs
Derivatives	$126,509	$104,912
Commitments, guarantees and loans	190,116	156,207
Securities financing transactions	75,746	21,337
Equity investments	46,587	48,778
Other	71,973	89,250
Total Credit RWAs	510,931	420,484
Market RWAs
Regulatory VaR	16,383	16,383
Stressed VaR	41,798	41,798
Incremental risk	8,614	8,614
Comprehensive risk	1,959	1,959
Specific risk	14,888	14,888
Total Market RWAs	83,642	83,642
Total Operational RWAs	–	125,675
Total RWAs	$594,573	$629,801
As of December 2020
Credit RWAs
Derivatives	$120,292	$111,691
Commitments, guarantees and loans	176,501	151,587
Securities financing transactions	71,427	16,568
Equity investments	46,944	49,268
Other	70,274	83,599
Total Credit RWAs	485,438	412,713
Market RWAs
Regulatory VaR	14,913	14,913
Stressed VaR	31,978	31,978
Incremental risk	7,882	7,882
Comprehensive risk	1,758	1,758
Specific risk	12,193	12,193
Total Market RWAs	68,724	68,724
Total Operational RWAs	–	128,313
Total RWAs	$554,162	$609,750
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

75	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2021
RWAs
Beginning balance	$554,162	$609,750
Credit RWAs
Change in:
Derivatives	6,217	(6,779)
Commitments, guarantees and loans	13,615	4,620
Securities financing transactions	4,319	4,769
Equity investments	(357)	(490)
Other	1,699	5,651
Change in Credit RWAs	25,493	7,771
Market RWAs
Change in:
Regulatory VaR	1,470	1,470
Stressed VaR	9,820	9,820
Incremental risk	732	732
Comprehensive risk	201	201
Specific risk	2,695	2,695
Change in Market RWAs	14,918	14,918
Change in Operational RWAs	–	(2,638)
Ending balance	$594,573	$629,801
Year Ended December 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(614)	39,060
Commitments, guarantees and loans	(3,239)	17,131
Securities financing transactions	5,560	2,734
Equity investments	(9,870)	(12,624)
Other	(5,386)	5,333
Change in Credit RWAs	(13,549)	51,634
Market RWAs
Change in:
Regulatory VaR	5,980	5,980
Stressed VaR	1,067	1,067
Incremental risk	3,574	3,574
Comprehensive risk	365	567
Specific risk	(6,850)	(6,850)
Change in Market RWAs	4,136	4,338
Change in Operational RWAs	–	9,125
Ending balance	$554,162	$609,750
RWAs Rollforward Commentary
Three Months
 End
ed
 March 2021.
Standardized Credit RWAs as of March 2021 increased by $25.49 billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity) and an increase in derivatives (principally due to increased exposures). Standardized Market RWAs as of March 2021 increased by
$14.92
billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposure to interest rates) and an increase in specific risk (principally due to increased exposures to securitized products).
Advanced Credit RWAs as of March 2021 increased by $7.77
billion compared with December 2020, primarily reflecting an increase in other credit RWAs (principally due to increased corporate debt exposures), an increase in securities financing transactions (principally due to increased funding exposures) and an increase in commitments, guarantees and loans (principally due to increased lending activity). These increases were partially offset by a decrease in derivatives (principally due to the impact of lower levels of counterparty credit risk). Advanced Market RWAs as of March 2021 increased by
$14.92
billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposure to interest rates) and an increase in specific risk (principally due to increased exposures to securitized products).
Year Ended December 2020.
Standardized Credit RWAs as of December 2020 decreased by $13.55 billion compared with December 2019, primarily reflecting a decrease in equity investments (principally due to the sale of certain equity positions) and a decrease in other (principally due to decreased receivables as a result of changes in risk measurements). These decreases were partially offset by an increase in securities financing transactions (principally due to increased funding exposures). Standardized Market RWAs as of December 2020 increased by
$4.14
billion compared with December 2019, primarily reflecting an increase in regulatory VaR (principally due to increased market volatility) and an increase in incremental risk (principally due to increased exposures in equities held for market-making purposes). These increases were partially offset by a decrease in specific risk (principally due to changes in risk measurements on certain exposures).
Advanced Credit RWAs as of December 2020 increased by $51.63 billion compared with December 2019, primarily reflecting an increase in derivatives (principally due to the impact of higher levels of volatility and counterparty credit risk) and an increase in commitments, guarantees and loans (principally due to increased lending activity). These increases were partially offset by a decrease in equity investments (principally due to the sale of certain equity positions). Advanced Market RWAs as of December 2020 increased by
$4.34
billion compared with December 2019, primarily reflecting an increase in regulatory VaR (principally due to increased market volatility) and an increase in incremental risk (principally due to increased exposures in equities held for market-making purposes). These increases were partially offset by a decrease in specific risk (principally due to changes in risk measurements on certain exposures). Advanced Operational RWAs as of December 2020 increased by
$9.13 billion compared with December 2019. The vast majority of this increase was associated with litigation and regulatory proceedings.

Goldman Sachs March 2021 Form 10-Q	76

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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2021
CET1 capital	$ 31,137	$ 31,137
Tier 1 capital	$ 31,137	$ 31,137
Tier 2 capital	$ 6,134	$ 4,696
Total capital	$ 37,271	$ 35,833
RWAs	$287,339	$175,826
CET1 capital ratio	10.8%	17.7%
Tier 1 capital ratio	10.8%	17.7%
Total capital ratio	13.0%	20.4%
As of December 2020
CET1 capital	$ 30,656	$ 30,656
Tier 1 capital	$ 30,656	$ 30,656
Tier 2 capital	$ 6,288	$ 4,903
Total capital	$ 36,944	$ 35,559
RWAs	$266,153	$165,799
CET1 capital ratio	11.5%	18.5%
Tier 1 capital ratio	11.5%	18.5%
Total capital ratio	13.9%	21.4%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2021 and December 2020.

•
As permitted by the FRB, GS Bank USA has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, GS Bank USA has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both March 2021 and December 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

77	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
The Standardized and Advanced risk-based capital ratios decreased from December 2020 to March 2021, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net earnings.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2021	December 2020
Tier 1 capital	$ 31,137	$ 30,656
Average adjusted total assets	$283,449	$283,869
Total leverage exposure	$355,420	$343,198
Tier 1 leverage ratio	11.0%	10.8%
SLR	8.8%	8.9%
In the table above:

•	Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and the impact of CECL transition.

•
Total leverage exposure, excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. Effective April 1, 2021, the amendment permitting this exclusion expired and, as a result, the SLR for the three months ended June 2021 will not reflect the impact of the temporary amendment to exclude the holdings of such assets. This temporary amendment had the effect of increasing GS Bank USA’s SLR by approximately 2.4
percentage points for both the three months ended March 2021 and December 2020.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiaries, GSIB and GSBE, are also subject to regulatory capital requirements. GSIB is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), and GSBE is directly supervised by the European Central Bank and additionally by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism. As of both March 2021 and December 2020, GSIB and GSBE were in compliance with their regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both March 2021 and December 2020, the reserve requirement ratio was zero percent. The amount deposited by GS Bank USA at the Federal Reserve was $95.92 billion as of March 2021 and $52.71 billion as of December 2020.
Restrictions on Payments
Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval. Also, as a result of GS Bank USA’s election to exclude holdings of U.S. Treasury securities and deposits at the Federal Reserve from its total leverage exposure, any dividend by GS Bank USA during the period from July 1, 2020 through March 31, 2021 was subject to the prior approval of the FRB. Furthermore, the amount of dividends that may be paid by GS Bank USA are
 limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. The FRB, the FDIC and the NYDFS have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.
Group Inc.’s equity investment in subsidiaries was $106.06 billion as of March 2021 and $103.80 billion as of December 2020, of which Group Inc. was required to maintain $68.96 billion as of March 2021 and $63.68 billion as of December 2020, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs March 2021 Form 10-Q	78

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
The table below presents information about basic and diluted EPS.

	Three Months Ended March

in millions, except per share amounts	2021	2020
Net earnings to common	$6,711	$1,123
Weighted average basic shares	356.6	358.0
Effect of dilutive RSUs	4.3	3.1
Weighted average diluted shares	360.9	361.1
Basic EPS	$18.80	$ 3.12
Diluted EPS	$18.60	$ 3.11
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.02 for both the three months ended March 2021 and March 2020.

•	Diluted EPS does not include antidilutive RSUs of approximately 0.1 million for both the three months ended March 2021 and March 2020.
Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March

$ in millions	2021	2020
Fees earned from funds	$ 818	$ 921

	As of

$ in millions	March 2021	December 2020
Fees receivable from funds	$ 824	$ 803
Aggregate carrying value of interests in funds	$5,210	$5,068
The firm may periodically determine to waive certain management fees on selected money market funds. Management fees waived were $105 million for the three months ended March 2021 and $12 million for the three months ended March 2020.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which none were outstanding as of March 2021 and $321 million were outstanding as of December 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. Group Inc. provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.
The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of both March 2021 and December 2020. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. Except as noted above, the firm has not provided any additional financial support to its affiliated funds during both the three months ended March 2021 and the year ended December 2020.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

79	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March

$ in millions	2021	2020
Deposits with banks	$ (3)	$ 205
Collateralized agreements	(181)	534
Trading assets	1,193	1,573
Investments	507	471
Loans	1,220	1,316
Other interest	318	651
Total interest income	3,054	4,750
Deposits	343	818
Collateralized financings	(17)	448
Trading liabilities	373	314
Short-term borrowings	158	141
Long-term borrowings	893	1,105
Other interest	(178)	611
Total interest expense	1,572	3,437
Net interest income	$1,482	$1,313
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs March 2021 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2021
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2015
Hong Kong	2014
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2021. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2017 has been completed and the final resolution is not expected to have a material impact on the effective tax rate. The 2018 and 2019 tax years remain subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during the first quarter of 2021.
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

81	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March

$ in millions	2021	2020
Investment Banking
Non-interest revenues	$ 3,671	$ 2,046
Net interest income	100	138
Total net revenues	3,771	2,184
Provision for credit losses	(163)	622
Operating expenses	1,863	1,169
Pre-tax earnings	$ 2,071	$ 393
Net earnings	$ 1,698	$ 354
Net earnings to common	$ 1,679	$ 343
Average common equity	$10,564	$11,308
Return on average common equity	63.6%	12.1%
Global Markets
Non-interest revenues	$ 7,020	$ 4,652
Net interest income	561	511
Total net revenues	7,581	5,163
Provision for credit losses	(20)	68
Operating expenses	4,185	2,847
Pre-tax earnings	$ 3,416	$ 2,248
Net earnings	$ 2,801	$ 2,023
Net earnings to common	$ 2,730	$ 1,964
Average common equity	$41,044	$39,797
Return on average common equity	26.6%	19.7%
Asset Management
Non-interest revenues	$ 4,431	$ (267)
Net interest income	183	171
Total net revenues	4,614	(96)
Provision for credit losses	53	79
Operating expenses	1,890	1,198
Pre-tax earnings/(loss)	$ 2,671	$ (1,373)
Net earnings/(loss)	$ 2,190	$ (1,236)
Net earnings/(loss) to common	$ 2,165	$ (1,250)
Average common equity	$24,604	$21,156
Return on average common equity	35.2%	(23.6)%
Consumer & Wealth Management
Non-interest revenues	$ 1,100	$ 999
Net interest income	638	493
Total net revenues	1,738	1,492
Provision for credit losses	60	168
Operating expenses	1,499	1,244
Pre-tax earnings	$ 179	$ 80
Net earnings	$ 147	$ 72
Net earnings to common	$ 137	$ 66
Average common equity	$10,244	$ 7,002
Return on average common equity	5.3%	3.8%
Total
Non-interest revenues	$16,222	$ 7,430
Net interest income	1,482	1,313
Total net revenues	17,704	8,743
Provision for credit losses	(70)	937
Operating expenses	9,437	6,458
Pre-tax earnings	$ 8,337	$ 1,348
Net earnings	$ 6,836	$ 1,213
Net earnings to common	$ 6,711	$ 1,123
Average common equity	$86,456	$79,263
Return on average common equity	31.0%	5.7%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

•
The allocation of common equity among the firm’s segments for the first quarter of 2021 reflected updates to the firm’s attributed equity framework (effective January 1, 2021) to incorporate the impact of the SCB
r
ule and the firm’s SCB of 6.6%, which became effective on October 1, 2020 under the Standardized Approach. The average
common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of the firm’s segments that occurred during the first quarter of 2021.

The table below presents depreciation and amortization expense by segment.

	Three Months Ended March

$ in millions	2021	2020
Investment Banking	$ 48	$ 39
Global Markets	168	133
Asset Management	190	170
Consumer & Wealth Management	92	95
Total	$498	$437

Goldman Sachs March 2021 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Assets
The table below presents assets by segment.

	As of

$ in millions	March 2021	December 2020
Investment Banking	$ 130,664	$ 116,242
Global Markets	972,275	844,606
Asset Management	89,694	95,751
Consumer & Wealth Management	108,915	106,429
Total	$1,301,548	$1,163,028
The table below presents gross loans by segment and loan type, and allowance for loan losses by segment.

	As of

$ in millions	March 2021	December 2020
Investment Banking
Corporate	$ 26,028	$ 27,866
Loans, gross	26,028	27,866
Allowance for loan losses	(1,118)	(1,322)
Loans	24,910	26,544
Global Markets
Corporate	13,779	13,248
Real estate	20,423	16,915
Other	3,776	3,499
Loans, gross	37,978	33,662
Allowance for loan losses	(439)	(448)
Loans	37,539	33,214
Asset Management
Corporate	7,688	7,545
Real estate	9,049	9,125
Other	674	675
Loans, gross	17,411	17,345
Allowance for loan losses	(826)	(787)
Loans	16,585	16,558
Consumer & Wealth Management
Wealth management	35,506	33,023
Installment	3,477	3,823
Credit cards	4,376	4,270
Loans, gross	43,359	41,116
Allowance for loan losses	(1,132)	(1,317)
Loans	42,227	39,799
Total
Loans, gross	124,776	119,989
Allowance for loan losses	(3,515)	(3,874)
Loans	$ 121,261	$ 116,115
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

•	Consumer & Wealth Management: Wealth manageme n t: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2021		2020
Three Months Ended March
Americas	$10,825	61%	$5,171	59%
EMEA	4,713	27%	2,108	24%
Asia	2,166	12%	1,464	17%
Total net revenues	$17,704	100%	$8,743	100%
Americas	$ 5,015	60%	$ 551	41%
EMEA	2,415	29%	436	32%
Asia	907	11%	361	27%
Total pre-tax earnings	$ 8,337	100%	$1,348	100%
In the table above:

•	Results in Americas were primarily attributable to the U.S.

•	Asia includes Australia and New Zealand.

83	Goldman Sachs March 2021 Form 10-Q

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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	March 2021	December 2020
U.S. government and agency obligations	$141,318	$187,009
Percentage of total assets	10.9%	16.1%
Non-U.S. government and agency obligations	$ 70,636	$ 59,580
Percentage of total assets	5.4%	5.1%
In addition, the firm had $152.99 billion as of March 2021 and $116.63 billion as of December 2020 of cash deposits held at central banks (included in cash and cash equivalents), of which $95.92 billion as of March 2021 and $52.71 billion as of December 2020 was held at the Federal Reserve.
As of both March 2021 and December 2020, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of

$ in millions	March 2021	December 2020
U.S. government and agency obligations	$83,895	$60,158
Non-U.S. government and agency obligations	$84,563	$68,001
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K. and Japan.

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

Goldman Sachs March 2021 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss as being equal to (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2021 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.0 billion in excess of the aggregate reserves for such matters.
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

85	Goldman Sachs March 2021 Form 10-Q

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
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The second amended complaint filed on November 13, 2020, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies, and seeks unspecified damages, disgorgement and injunctive relief. Defendants moved to dismiss this action on January 15, 2021.
Beginning in March 2019, the firm has also received demands from alleged shareholders to investigate and pursue claims against certain current and former directors and executive officers based on their oversight and public disclosures regarding 1MDB and related internal controls. In June 2019, the Board appointed a Special Committee to consider the demands and, in January 2021, the Board voted to reject them. Since that time, the firm has received two additional demands from alleged shareholders to investigate and pursue claims related to 1MDB (and, for one of the demands, other matters) against other parties, including certain current and former directors and executive officers of the firm.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiffs filed the second amended complaint on October 28, 2019, which the defendants moved to dismiss on January 9, 2020.
Mortgage-Related Matters
Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification. On March 29, 2021, the United States Supreme Court heard oral argument on defendants’ petition seeking review of the Second Circuit Court of Appeals’ April 7, 2020 decision.
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

Goldman Sachs March 2021 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and Group Inc., GSI, GSIB, GS&Co., Goldman Sachs Group UK Limited and GS Bank USA are among the defendants named in an action filed in the High Court of England and Wales on November 11, 2020, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The summary claim form filed in the U.K. action indicates the action is for breach of U.K. and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading.
Banco Espirito Santo S.A. and Oak Finance
Beginning in February 2015, GSI commenced actions against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the Bank of Portugal (BoP) in Portuguese Administrative Court in response to BoP’s decision in December 2014 not to transfer to Novo Banco an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In July 2018, the English Supreme Court found that the English courts did not have jurisdiction over GSI’s action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back $54 million paid to GSI and $50 million paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. GSI has also issued a claim against the Portuguese State seeking compensation for losses related to the failure of BES, including a contingent claim for the $104 million sought by the Liquidation Committee.
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
Snap Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in California Superior Court, County of Los Angeles, and the U.S. District Court for the Central District of California beginning in May 2017, relating to Snap Inc.’s $3.91 billion March 2017 initial public offering. In addition to the underwriters, the defendants include Snap Inc. and certain of its officers and directors. GS&Co. underwrote 57,040,000 shares of common stock representing an aggregate offering price of approximately $970 million. The underwriter defendants, including GS&Co., were voluntarily dismissed from the district court action on September 18, 2018. In the district court action, defendants moved for summary judgment on December 19, 2019, following the court’s November 20, 2019 order approving plaintiffs’ motion for class certification. The state court actions have been stayed. On March 9, 2021, the district court approved a settlement among the parties in the district court action, and on April 14, 2021, the state court approved a settlement among the parties in the state court action. Under the terms of the settlements, the firm will not be required to contribute to either settlement.

87	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Sea Limited.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on November 1, 2018 in New York Supreme Court, County of New York, relating to Sea Limited’s $989 million October 2017 initial public offering of American depositary shares. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 28,026,721 American depositary shares representing an aggregate offering price of approximately $420 million. On January 25, 2019, the plaintiffs filed an amended complaint. Defendants moved to dismiss on March 26, 2019. On April 1, 2021, the court approved a settlement agreement among the parties. Under the terms of the agreement, the firm is not required to contribute to the settlement.
Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On June 26, 2020, the court dismissed the amended complaint in the state court action, and on September 4, 2020, plaintiffs moved for leave to file a consolidated amended complaint. Plaintiffs in the district court action filed a second amended complaint on October 7, 2020. On February 16, 2021, the parties reached a settlement in principle. Under the terms of the settlement in principle, the firm will not be required to contribute to the settlement.
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

On April 29, 2021, the Appellate Division of the Supreme Court of the State of New York for the First Department denied defendants’ appeal of the New York Supreme Court’s denial of the defendants’ motion to dismiss the amended complaint, except with respect to one of the plaintiffs’ claims against Alnylam’s officers and directors.
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
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On February 18, 2020, defendants moved to dismiss the consolidated complaint in the federal action. On March 22, 2021, the defendants’ motion to dismiss the New York state court action was granted.

Goldman Sachs March 2021 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

XP Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of New York, and the U.S. District Court for the Eastern District of York, filed beginning March 19, 2020, relating to XP Inc.’s (XP) $2.3 billion December 2019 initial public offering. In addition to the underwriters, the defendants include XP, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 19,326,218 shares of common stock in the December 2019 initial public offering representing an aggregate offering price of approximately $522 million. On August 5, 2020, defendants’ motion to stay the state court action in favor of the federal court action was denied. On February 8, 2021, the state court granted the defendants’ motion to dismiss the state court action, and on March 7, 2021, the district court granted the defendants’ motion to dismiss the federal court action. On April 7, 2021, plaintiffs in the district court action appealed to the Second Circuit Court of Appeals.
GoHealth, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on September 21, 2020 and consolidated in the U.S. District Court for the Northern District of Illinois relating to GoHealth, Inc.’s (GoHealth) $914 million July 2020 initial public offering. In addition to the underwriters, the defendants include GoHealth, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 11,540,550 shares of common stock representing an aggregate offering price of approximately $242 million. On February 25, 2021, the plaintiffs filed a consolidated complaint.
 On April 26, 2021, the defendants filed a motion to dismiss the consolidated complaint.
Root, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on March 25, 2021 in the U.S. District Court for the Southern District of Ohio, relating to Root, Inc.’s (Root) $724 million October 2020 initial public offering of common stock. In addition to the underwriters, the defendants include Root and certain of its officers and directors. GS&Co. underwrote 9,406,891 shares of common stock representing an aggregate offering price of approximately $254 million.
Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants moved to dismiss the second individual action on December 21, 2018. In June 2019, the third individual action was consolidated with the second individual action. After that consolidation, the court ordered that the pending motion to dismiss in the second individual action apply to the newly consolidated matter. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. The plaintiffs in the putative class action moved for class certification on February 22, 2021.

89	Goldman Sachs March 2021 Form 10-Q

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

Goldman Sachs March 2021 Form 10-Q	90

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
U.S. Treasury Securities Litigation
GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution. Defendants’ motion to dismiss was granted on March 31, 2021.
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

91	Goldman Sachs March 2021 Form 10-Q

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

•	The securities offering process and underwriting practices;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

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

•	Consumer lending, as well as residential mortgage lending, servicing and securitization, and compliance with related consumer laws;

•
The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, securities lending practices, prime brokerage activities, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

•	Compliance with the FCPA;

•	The firm’s hiring and compensation practices;

•	The firm’s system of risk management and controls; and

•
Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs March 2021 Form 10-Q	92

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2021, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
May 3, 2021

93	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the Three Months Ended March

$ in millions	2021	2020
Assets
U.S.	$ 78,748	$ 41,249
Non-U.S.	78,851	54,102
Total deposits with banks	157,599	95,351
U.S.	174,032	137,105
Non-U.S.	109,222	123,218
Total collateralized agreements	283,254	260,323
U.S.	189,211	195,854
Non-U.S.	130,127	117,488
Total trading assets	319,338	313,342
U.S.	69,115	43,979
Non-U.S.	18,565	17,435
Total investments	87,680	61,414
U.S.	95,061	88,534
Non-U.S.	21,053	17,066
Total loans	116,114	105,600
U.S.	84,928	50,888
Non-U.S.	56,495	43,570
Total other interest-earning assets	141,423	94,458
Total interest-earning assets	1,105,408	930,488
Cash and due from banks	10,563	12,232
Other non-interest-earning assets	132,735	105,947
Total assets	$1,248,706	$1,048,667
Liabilities
U.S.	$ 201,706	$ 153,771
Non-U.S.	62,419	45,418
Total interest-bearing deposits	264,125	199,189
U.S.	102,735	88,223
Non-U.S.	49,534	36,884
Total collateralized financings	152,269	125,107
U.S.	72,367	27,626
Non-U.S.	65,074	47,948
Total trading liabilities	137,441	75,574
U.S.	35,726	34,241
Non-U.S.	34,921	18,399
Total short-term borrowings	70,647	52,640
U.S.	199,621	197,063
Non-U.S.	28,407	27,294
Total long-term borrowings	228,028	224,357
U.S.	124,324	128,285
Non-U.S.	75,835	65,702
Total other interest-bearing liabilities	200,159	193,987
Total interest-bearing liabilities	1,052,669	870,854
Non-interest-bearing deposits	6,499	6,325
Other non-interest-bearing liabilities	93,379	81,022
Total liabilities	1,152,547	958,201
Shareholders’ equity
Preferred stock	9,703	11,203
Common stock	86,456	79,263
Total shareholders’ equity	96,159	90,466
Total liabilities and shareholders’ equity	$1,248,706	$1,048,667
Percentage attributable to non-U.S. operations
Interest-earning assets	37.48%	40.07%
Interest-bearing liabilities	30.04%	27.75%

	Interest for the Three Months Ended March

$ in millions	2021	2020
Assets
U.S.	$ 24	$ 151
Non-U.S.	(27)	54
Total deposits with banks	(3)	205
U.S.	(82)	440
Non-U.S.	(99)	94
Total collateralized agreements	(181)	534
U.S.	792	1,067
Non-U.S.	401	506
Total trading assets	1,193	1,573
U.S.	356	334
Non-U.S.	151	137
Total investments	507	471
U.S.	1,013	1,123
Non-U.S.	207	193
Total loans	1,220	1,316
U.S.	260	453
Non-U.S.	58	198
Total other interest-earning assets	318	651
Total interest-earning assets	$3,054	$4,750
Liabilities
U.S.	$ 291	$ 685
Non-U.S.	52	133
Total interest-bearing deposits	343	818
U.S.	12	400
Non-U.S.	(29)	48
Total collateralized financings	(17)	448
U.S.	149	105
Non-U.S.	224	209
Total trading liabilities	373	314
U.S.	144	135
Non-U.S.	14	6
Total short-term borrowings	158	141
U.S.	868	1,074
Non-U.S.	25	31
Total long-term borrowings	893	1,105
U.S.	(157)	452
Non-U.S.	(21)	159
Total other interest-bearing liabilities	(178)	611
Total interest-bearing liabilities	$1,572	$3,437
Net interest income
U.S.	$1,056	$ 717
Non-U.S.	426	596
Net interest income	$1,482	$1,313

Goldman Sachs March 2021 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the Three Months Ended March

	2021	2020
Assets
U.S.	0.12%	1.47%
Non-U.S.	(0.14)%	0.40%
Total deposits with banks	(0.01)%	0.86%
U.S.	(0.19)%	1.29%
Non-U.S.	(0.37)%	0.31%
Total collateralized agreements	(0.26)%	0.83%
U.S.	1.70%	2.19%
Non-U.S.	1.25%	1.73%
Total trading assets	1.52%	2.02%
U.S.	2.09%	3.05%
Non-U.S.	3.30%	3.16%
Total investments	2.35%	3.08%
U.S.	4.32%	5.10%
Non-U.S.	3.99%	4.55%
Total loans	4.26%	5.01%
U.S.	1.24%	3.58%
Non-U.S.	0.42%	1.83%
Total other interest-earning assets	0.91%	2.77%
Total interest-earning assets	1.12%	2.05%
Liabilities
U.S.	0.59%	1.79%
Non-U.S.	0.34%	1.18%
Total interest-bearing deposits	0.53%	1.65%
U.S.	0.05%	1.82%
Non-U.S.	(0.24)%	0.52%
Total collateralized financings	(0.05)%	1.44%
U.S.	0.84%	1.53%
Non-U.S.	1.40%	1.75%
Total trading liabilities	1.10%	1.67%
U.S.	1.63%	1.59%
Non-U.S.	0.16%	0.13%
Total short-term borrowings	0.91%	1.08%
U.S.	1.76%	2.19%
Non-U.S.	0.36%	0.46%
Total long-term borrowings	1.59%	1.98%
U.S.	(0.51)%	1.42%
Non-U.S.	(0.11)%	0.97%
Total other interest-bearing liabilities	(0.36)%	1.27%
Total interest-bearing liabilities	0.61%	1.59%
Interest rate spread	0.51%	0.46%
U.S.	0.62%	0.52%
Non-U.S.	0.42%	0.64%
Net yield on interest-earning assets	0.54%	0.57%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Total loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Total short- and long-term borrowings include both secured and unsecured borrowings.

95	Goldman Sachs March 2021 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on
Form 10-K
for the year ended December 31, 2020. References to “the 2020
Form 10-K”
are to our Annual Report on
Form 10-K
for the year ended December 31, 2020. References to “this
Form 10-Q”
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended March 31, 2021. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to March 2021 and March 2020 refer to our periods ended, or the dates, as the context requires, March 31, 2021 and March 31, 2020, respectively. All references to December 2020 refer to the date December 31, 2020. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Executive Overview
We generated net earnings of $6.84 billion for the first quarter of 2021, compared with $1.21 billion for the first quarter of 2020. Diluted earnings per common share (EPS) was $18.60 for the first quarter of 2021, compared with $3.11 for the first quarter of 2020. Annualized return on average common shareholders’ equity (ROE) was 31.0% for the first quarter of 2021, compared with 5.7% for the first quarter of 2020. Book value per common share was $250.81 as of March 2021, 6.2% higher compared with December 2020.
Net revenues were $17.70 billion for the first quarter of 2021, more than double the amount in the first quarter of 2020, reflecting higher net revenues across all segments. Net revenues in Asset Management were significantly higher, reflecting strong net revenues in both Equity investments and Lending and debt investments, compared with net losses in the prior year period due to a challenging operating environment. Net revenues were significantly higher in Global Markets, reflecting strong contributions from both Equities and Fixed Income, Currency and Commodities (FICC), and in Investment Banking, reflecting significantly higher net revenues in Underwriting and Financial advisory. Net revenues in Consumer & Wealth Management were higher, reflecting growth in Wealth management and Consumer banking net revenues.
Provision for credit losses was a net benefit of $70 million for the first quarter of 2021, compared with net provisions of $937 million for the first quarter of 2020. The first quarter of 2021 included reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions that began in the first quarter of 2020 as a result of the coronavirus
(COVID-19)
pandemic, partially offset by portfolio growth, including provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio.
Operating expenses were $9.44 billion for the first quarter of 2021, 46% higher than the first quarter of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance). Our efficiency ratio (total operating expenses divided by total net revenues) for the first quarter of 2021 was 53.3%, compared with 73.9% for the first quarter of 2020.

Goldman Sachs March 2021 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We returned $3.15 billion of capital to common shareholders, including $2.70 billion of common share repurchases and $448 million of common stock dividends. As of March 2021, our Common Equity Tier 1 (CET1) capital ratio was 14.3% under the Standardized Capital Rules and 13.5% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Business Environment
In the first quarter of 2021, the global economy continued to recover from the impact of the
COVID-19
pandemic, as the distribution of effective vaccines in certain regions helped slow the spread of the virus before case growth renewed towards the end of the quarter. Economic activity continued to benefit from ongoing fiscal stimulus from governments, including the $1.9 trillion American Rescue Plan Act of 2021 (Rescue Plan) in the U.S., and continued accommodative monetary policy provided by global central banks through low policy rates and large-scale asset purchases. As a result, global economic activity increased during the quarter, and in the U.S., consumer spending increased and unemployment decreased compared with the fourth quarter of 2020. Investors grew increasingly optimistic about the prospect for continued economic recovery, as global equity prices generally increased during the quarter (particularly in the U.S. and Europe), while volatility continued to moderate from elevated levels last year. In addition, credit spreads generally tightened and government bond yields rose.
Despite broad improvements in the overall economy since the initial impact of the pandemic, there continues to be uncertainty related to the prospects for economic growth, virus resurgence, vaccine distribution, further fiscal stimulus and geopolitical risks. See “Results of Operations — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 2.1% as of March 2021 and 2.3% as of December 2020, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

•
Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and

•	Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

97	Goldman Sachs March 2021 Form 10-Q

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

Goldman Sachs March 2021 Form 10-Q	98

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

99	Goldman Sachs March 2021 Form 10-Q

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
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K
for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March

$ in millions, except per share amounts	2021	2020
Net revenues	$17,704	$8,743
Pre-tax earnings	$ 8,337	$1,348
Net earnings	$ 6,836	$1,213
Net earnings to common	$ 6,711	$1,123
Diluted EPS	$ 18.60	$ 3.11
ROE	31.0%	5.7%
ROTE	32.9%	6.0%
Net earnings to average total assets	2.2%	0.5%
Return on average shareholders’ equity	28.4%	5.4%
Average equity to average assets	7.7%	8.6%
Dividend payout ratio	6.7%	40.2%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	ROE, return on average tangible common shareholders’ equity (ROTE), net earnings to average total assets and return on average shareholders’ equity are annualized amounts.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
•
Annualized ROE is calculated by dividing annualized net earnings to common by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Annualized ROTE is calculated by dividing annualized net earnings to common by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP
measures and may not be comparable to similar
non-GAAP
measures used by other companies. Annualized return on average shareholders’ equity is calculated by dividing annualized net earnings by average monthly shareholders’ equity.

The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Three Months Ended March

$ in millions	2021	2020
Total shareholders’ equity	$96,159	$ 90,466
Preferred stock	(9,703)	(11,203)
Common shareholders’ equity	86,456	79,263
Goodwill	(4,332)	(4,196)
Identifiable intangible assets	(608)	(625)
Tangible common shareholders’ equity	$81,516	$ 74,442
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March

$ in millions	2021	2020
Investment banking	$ 3,566	$ 1,742
Investment management	1,796	1,768
Commissions and fees	1,073	1,020
Market making	5,893	3,682
Other principal transactions	3,894	(782)
Total non-interest revenues	16,222	7,430
Interest income	3,054	4,750
Interest expense	1,572	3,437
Net interest income	1,482	1,313
Total net revenues	$17,704	$ 8,743
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

Goldman Sachs March 2021 Form 10-Q	100

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

Operating Environment.
During the first quarter of 2021, the operating environment improved as optimism about the economic recovery and continued monetary and fiscal support from central banks and governments provided a more favorable market backdrop, including generally higher global equity prices and tighter credit spreads compared with the fourth quarter of 2020. Market-making activities benefitted from strong client activity during the quarter, while Investment banking activities benefitted from high levels of industry-wide underwriting volumes and mergers and acquisitions volumes.
If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in market-making activity levels, a decline in industry-wide completed mergers and acquisitions volumes, a decline in industry-wide underwriting volumes, declines in global equity markets or widening of credit spreads, and net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended March 2021 versus March 2020.
Net revenues in the consolidated statements of earnings were $17.70 billion for the first quarter of 2021, 102% higher than the first quarter of 2020, primarily reflecting significantly higher other principal transactions, market making and investment banking revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $3.57 billion for the first quarter of 2021, 105% higher than the first quarter of 2020, primarily due to significantly higher revenues in equity underwriting, primarily driven by strong initial public offerings activity. In addition, revenues were significantly higher in both financial advisory, reflecting a significant increase in completed mergers and acquisitions transactions, and in debt underwriting, primarily reflecting higher revenues from leveraged finance and asset-backed activity.
Investment management revenues in the consolidated statements of earnings were $1.80 billion for the first quarter of 2021, 2% higher than the first quarter of 2020, due to higher management and other fees, reflecting the impact of higher average assets under supervision (AUS), partially offset by fee waivers on money market funds. This increase was largely offset by significantly lower incentive fees, due to a strong prior year period.
Commissions and fees in the consolidated statements of earnings were $1.07 billion for the first quarter of 2021, 5% higher than the first quarter of 2020, reflecting an increase in our listed options volumes, generally consistent with market volumes.
Market making revenues in the consolidated statements of earnings were $5.89 billion for the first quarter of 2021, 60% higher than the first quarter of 2020, primarily due to significantly higher revenues in equity products (both derivatives and cash products), mortgages, commodities and credit products, partially offset by significantly lower revenues in interest rate products.
Other principal transactions revenues in the consolidated statements of earnings were $3.89 billion for the first quarter of 2021, compared with $(782) million for the first quarter of 2020, primarily reflecting significantly higher net gains from investments in private equities, as well as net gains from public equities and debt investments compared with significant net losses in the prior year period.

101	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.48 billion for the first quarter of 2021, 13% higher than the first quarter of 2020, reflecting a decrease in interest expense primarily related to other interest-bearing liabilities, deposits and collateralized financings, each reflecting the impact of lower interest rates. The decrease in interest expense was largely offset by a decrease in interest income primarily related to collateralized agreements, trading assets and other interest-earning assets, each reflecting the impact of lower interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended March

$ in millions	2021	2020
Provision for credit losses	$(70)	$937
Three Months Ended March 2021 versus March 2020.
Provision for credit losses in the consolidated statements of earnings was a net benefit of $70 million for the first quarter of 2021, compared with net provisions of $937 million for the first quarter of 2020. The first quarter of 2021 included reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions that began in the first quarter of 2020 as a result of the
COVID-19
pandemic. These reductions were partially offset by portfolio growth, including $180 million of provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March

$ in millions	2021	2020
Compensation and benefits	$ 6,043	$ 3,235
Transaction based	1,256	1,030
Market development	80	153
Communications and technology	375	321
Depreciation and amortization	498	437
Occupancy	247	238
Professional fees	360	347
Other expenses	578	697
Total operating expenses	$ 9,437	$ 6,458
Headcount at period-end	40,300	38,500
In the table above, brokerage, clearing, exchange and distribution fees was renamed transaction based (beginning in the fourth quarter of 2020) and additionally includes expenses resulting from completed transactions, which are directly related to client revenues. Such expenses were previously reported in other expenses. Previously reported amounts have been conformed to the current presentation.
Three Months Ended March 2021 versus March 2020.
Operating expenses in the consolidated statements of earnings were $9.44 billion for the first quarter of 2021, 46% higher than the first quarter of 2020. Our efficiency ratio (total operating expenses divided by total net revenues) for the first quarter of 2021 was 53.3%, compared with 73.9% for the first quarter of 2020.
The increase in operating expenses compared with the first quarter of 2020 was primarily due to significantly higher compensation and benefits expenses (reflecting strong performance). Transaction based expenses were significantly higher (reflecting an increase in activity levels) and technology expenses were higher, partially offset by lower net provisions for litigation and regulatory proceedings, lower travel and entertainment expenses (included in market development expenses), and lower expenses related to consolidated investments (including impairments).
Net provisions for litigation and regulatory proceedings for the first quarter of 2021 were $74 million compared with $184 million for the first quarter of 2020.
As of March 2021, headcount was essentially unchanged compared with December 2020.

Goldman Sachs March 2021 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for Taxes
The effective income tax rate for the first quarter of 2021 was 18.0%, down from the full year income tax rate of 24.2% for 2020, primarily due to a decrease in provisions for non-deductible
litigation and the impact of tax benefits on the settlement of employee share-based awards in the first quarter of 2021.
In March 2021, the Rescue Plan was signed into law. The Rescue Plan is a $1.9 trillion stimulus package enacted to help address the economic and health impacts of the
COVID-19
pandemic. The Rescue Plan includes a repeal of a provision under which U.S. affiliated groups could elect a worldwide allocation of interest expense for foreign tax credit limitation purposes for one year beginning in January 2021. Additionally, beginning in 2027, the limitation on corporate tax deductions for compensation payable to the CEO, CFO and the top three highest paid employees’ will be expanded to include the next five highest paid employees. The legislation is not expected to have a material impact on our 2021 annual effective tax rate.
In April 2021, the New York State (NYS) FY 2022 budget was enacted. The legislation will temporarily increase the NYS corporate income tax rate from 6.5% to 7.25% for calendar years 2021 through 2023. The legislation is not expected to have a material impact on our 2021 annual effective tax rate.
In addition, in March 2021, the U.K. budget was released. The U.K. budget includes a six percent increase in the corporate income tax rate effective from April 2023. To ensure that the combined tax burden on banks does not rise substantially, the U.K. government will undertake a review of the eight percent bank surcharge. The results of the review, including changes to the bank surcharge, will be announced in the second half of 2021 and legislated as Finance
Bill 2021-22.
The bank surcharge is currently applicable to our U.K. subsidiaries, Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB). Following Royal Assent to each of these measures, which may occur in different periods, the associated impact could have a material impact on our effective tax rate, depending on the operating results for each quarter during which this legislation is enacted.
We expect our tax rate for the remainder of 2021 to be approximately 21%, excluding the impact of any potential changes in current income tax rates.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	March 2021	December 2020
Investment Banking	$ 130,664	$ 116,242
Global Markets	972,275	844,606
Asset Management	89,694	95,751
Consumer & Wealth Management	108,915	106,429
Total	$1,301,548	$1,163,028
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
Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended March

$ in millions	2021	2020
Investment Banking
Net revenues	$ 3,771	$ 2,184
Provision for credit losses	(163)	622
Operating expenses	1,863	1,169
Pre-tax earnings	$ 2,071	$ 393
Net earnings to common	$ 1,679	$ 343
Average common equity	$10,564	$11,308
Return on average common equity	63.6%	12.1%
Global Markets
Net revenues	$ 7,581	$ 5,163
Provision for credit losses	(20)	68
Operating expenses	4,185	2,847
Pre-tax earnings	$ 3,416	$ 2,248
Net earnings to common	$ 2,730	$ 1,964
Average common equity	$41,044	$39,797
Return on average common equity	26.6%	19.7%
Asset Management
Net revenues	$ 4,614	$ (96)
Provision for credit losses	53	79
Operating expenses	1,890	1,198
Pre-tax earnings/(loss)	$ 2,671	$ (1,373)
Net earnings/(loss) to common	$ 2,165	$ (1,250)
Average common equity	$24,604	$21,156
Return on average common equity	35.2%	(23.6)%
Consumer & Wealth Management
Net revenues	$ 1,738	$ 1,492
Provision for credit losses	60	168
Operating expenses	1,499	1,244
Pre-tax earnings	$ 179	$ 80
Net earnings to common	$ 137	$ 66
Average common equity	$10,244	$ 7,002
Return on average common equity	5.3%	3.8%
Total net revenues	$17,704	$ 8,743
Total provision for credit losses	(70)	937
Total operating expenses	9,437	6,458
Total pre-tax earnings	$ 8,337	$ 1,348
Net earnings to common	$ 6,711	$ 1,123
Average common equity	$86,456	$79,263
Return on average common equity	31.0%	5.7%

103	Goldman Sachs March 2021 Form 10-Q

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
pre-tax
earnings.
The allocation of common equity among our segments for the first quarter of 2021 reflects updates to our attributed equity framework (effective January 1, 2021) to incorporate the impact of the stress capital buffer (SCB) rule and our SCB of 6.6%, which became effective on October 1, 2020 under the Standardized Approach. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for information about the impact of these updates on the allocation of attributed equity among our segments as of the beginning of the first quarter of 2021. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of our segments that occurred during the first quarter of 2021.
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

The table below presents our Investment Banking assets.

	As of

$ in millions	March 2021	December 2020
Cash and cash equivalents	$ 47,649	$ 34,730
Collateralized agreements	22,695	20,242
Customer and other receivables	10,428	2,465
Trading assets	21,432	29,493
Investments	1,665	1,078
Loans	24,910	26,544
Other assets	1,885	1,690
Total	$130,664	$116,242
The table below presents our Investment Banking operating results.

	Three Months Ended March

$ in millions	2021	2020
Financial advisory	$ 1,117	$ 781
Equity underwriting	1,569	378
Debt underwriting	880	583
Underwriting	2,449	961
Corporate lending	205	442
Net revenues	3,771	2,184
Provision for credit losses	(163)	622
Operating expenses	1,863	1,169
Pre-tax earnings	2,071	393
Provision for taxes	373	39
Net earnings	1,698	354
Preferred stock dividends	19	11
Net earnings to common	$ 1,679	$ 343
Average common equity	$10,564	$11,308
Return on average common equity	63.6%	12.1%

Goldman Sachs March 2021 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended March

$ in billions	2021	2020
Announced mergers and acquisitions	$414	$221
Completed mergers and acquisitions	$303	$198
Equity and equity-related offerings	$ 49	$ 12
Debt offerings	$ 90	$ 93
In the table above:

•	Volumes are per Dealogic.

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

Operating Environment.
During the first quarter of 2021, Investment Banking operated in an environment characterized by strong activity across underwriting and mergers and acquisitions, as the global economy continued to recover. In underwriting, industry-wide activity levels reflected continued strength in equity underwriting, driven by initial public offerings, including growth in special-purpose-acquisition company (SPAC) activity, and increased debt underwriting, including strong high-yield activity. In mergers and acquisitions, industry-wide announced and completed transactions remained at high levels, reflecting stabilizing market conditions and increased CEO confidence.
In the future, if market and economic conditions deteriorate, and industry-wide completed mergers and acquisitions transactions decline, or if industry-wide equity and debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio tighten further, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
Three Months Ended March 2021 versus March 2020.
Net revenues in Investment Banking were $3.77 billion for the first quarter of 2021, 73% higher than the first quarter of 2020, reflecting significantly higher net revenues in both Underwriting and Financial advisory, partially offset by significantly lower net revenues in Corporate lending.
The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity underwriting, primarily driven by strong initial public offerings activity, and Debt underwriting, primarily reflecting higher net revenues from leveraged finance and asset-backed activity. In Equity underwriting, approximately 15% of net revenues for the first quarter of 2021 were from SPAC activity. The increase in Financial advisory net revenues reflected a significant increase in completed mergers and acquisitions transactions. The decrease in Corporate lending net revenues reflected significantly lower net revenues from relationship lending activities as the prior year period included net gains from the impact of widening credit spreads on hedges.
Provision for credit losses was a net benefit of $163 million for the first quarter of 2021, compared with net provisions of $622 million for the first quarter of 2020, due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first quarter of 2020.
Operating expenses were $1.86 billion for the first quarter of 2021, 59% higher than the first quarter of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $2.07 billion for the first quarter of 2021, compared with $393 million for the first quarter of 2020.
As of March 2021, our investment banking transaction backlog increased compared with December 2020, reflecting higher estimated net revenues from potential advisory transactions and significantly higher estimated net revenues from potential debt underwriting transactions (particularly from leveraged finance and investment-grade transactions). Estimated net revenues from potential equity underwriting transactions were essentially unchanged, as deal replenishment offset the strong activity during the quarter.

105	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our backlog represents an estimate of our net revenues from future transactions where we believe that future revenue realization is more likely than not. We believe changes in our backlog may be a useful indicator of client activity levels which, over the long term, impact our net revenues. However, the time frame for completion and corresponding revenue recognition of transactions in our backlog varies based on the nature of the assignment, as certain transactions may remain in our backlog for longer periods of time. In addition, our backlog is subject to certain limitations, such as assumptions about the likelihood that individual client transactions will occur in the future. Transactions may be cancelled or modified, and transactions not included in the estimate may also occur, including underwriting transactions for which the time frame from discussion to completion has shortened in the current environment.
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

•
FICC financing.
Includes providing financing to our clients through securities purchased under agreements to resell (resale agreements), and through structured credit, warehouse lending (including residential and commercial mortgage lending) and asset-backed lending, which are typically longer term in nature.

Equities.
Equities generates revenues from intermediation and financing activities.

•
Equities intermediation.
We make markets in equity securities and equity-related products, including ETFs, convertible securities, options, futures and OTC derivative instruments. We also structure and make markets in derivatives on indices, industry sectors, financial measures and individual company stocks. Our exchange-based market-making activities include making markets in stocks and ETFs, futures and options on major exchanges worldwide. In addition, we generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions. For further information about market-making activities, see “Market-Making Activities” below.

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

Goldman Sachs March 2021 Form 10-Q	106

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
The table below presents our Global Markets assets.

	As of

$ in millions	March 2021	December 2020
Cash and cash equivalents	$104,654	$ 86,663
Collateralized agreements	285,263	212,711
Customer and other receivables	144,639	110,473
Trading assets	337,670	339,349
Investments	51,963	52,929
Loans	37,539	33,214
Other assets	10,547	9,267
Total	$972,275	$844,606
The table below presents our Global Markets operating results.

	Three Months Ended March

$ in millions	2021	2020
FICC intermediation	$ 3,451	$ 2,537
FICC financing	442	432
FICC	3,893	2,969
Equities intermediation	2,586	1,528
Equities financing	1,102	666
Equities	3,688	2,194
Net revenues	7,581	5,163
Provision for credit losses	(20)	68
Operating expenses	4,185	2,847
Pre-tax earnings	3,416	2,248
Provision for taxes	615	225
Net earnings	2,801	2,023
Preferred stock dividends	71	59
Net earnings to common	$ 2,730	$ 1,964
Average common equity	$ 41,044	$ 39,797
Return on average common equity	26.6%	19.7%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended March 2021
Market making	$3,259	$2,634	$5,893
Commissions and fees	–	1,019	1,019
Other principal transactions	108	–	108
Net interest income	526	35	561
Total	$3,893	$3,688	$7,581
Three Months Ended March 2020
Market making	$2,334	$1,348	$3,682
Commissions and fees	–	980	980
Other principal transactions	(20)	10	(10)
Net interest income	655	(144)	511
Total	$2,969	$2,194	$5,163

107	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During the first quarter of 2021, Global Markets operated in an environment characterized by improved market-making conditions and strong client activity. The continued monetary and fiscal support from central banks and governments globally, combined with improved sentiment regarding the pace of the economic recovery, contributed to generally higher global equity prices and tighter credit spreads compared with the fourth quarter of 2020. During the first quarter of 2021, the S&P 500 Index rose by 6% and the MSCI World Index rose by 4%. In the same time period, U.S. investment-grade credit spreads tightened by approximately 15 basis points and U.S. high-yield credit spreads tightened by approximately 55 basis points. Market volatility continued to moderate from elevated levels last year, as the average daily VIX was 9% lower than in the fourth quarter of 2020. If macroeconomic conditions lead to a decline in activity levels or a continued decline in volatility, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended March 2021 versus March 2020.
Net revenues in Global Markets were $7.58 billion for the first quarter of 2021, 47% higher than the first quarter of 2020.
Net revenues in FICC were $3.89 billion, 31% higher than the first quarter of 2020, due to significantly higher net revenues in FICC intermediation, reflecting significantly higher net revenues in mortgages and interest rate products and, to a lesser extent, commodities and credit products, partially offset by significantly lower net revenues in currencies. Net revenues in FICC financing were essentially unchanged, as significantly higher net revenues from lending were offset by significantly lower net revenues from resale agreements.
The increase in FICC intermediation net revenues reflected the impact of improved market-making conditions on our inventory compared with challenging conditions in the prior year period. This increase was partially offset by significantly lower client activity, which remained strong, but declined from highly elevated levels during the first quarter of 2020. The following provides information about our FICC intermediation net revenues by business, compared with results in the first quarter of 2020:

•	Net revenues in mortgages and commodities reflected the impact of improved market-making conditions on our inventory.

•	Net revenues in interest rate products and credit products reflected the impact of improved market-making conditions on our inventory, partially offset by lower client activity.

•	Net revenues in currencies reflected lower client activity, partially offset by improved market-making conditions on our inventory.
Net revenues in Equities were $3.69 billion, 68% higher than the first quarter of 2020, due to significantly higher net revenues in both Equities intermediation, reflecting significantly higher net revenues in both derivatives and cash products, and Equities financing, reflecting improved market conditions and increased activity (including higher average customer balances in our Prime business).
During the quarter, the events related to Archegos Capital, a client with highly concentrated and leveraged positions, did not result in a loss to us or otherwise have a material impact on the net revenues of Global Markets. As part of our risk management process, we identified the risk early and took prompt action consistent with the terms of our contract with the client.
Provision for credit losses was a net benefit of $20 million for the first quarter of 2021, compared with net provisions of $68 million for the first quarter of 2020.
Operating expenses were $4.19 billion for the first quarter of 2021, 47% higher than the first quarter of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $3.42 billion for the first quarter of 2021, 52% higher than the first quarter of 2020.

Goldman Sachs March 2021 Form 10-Q	108

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
.

	As of

$ in millions	March 2021	December 2020
Cash and cash equivalents	$ 8,361	$ 8,635
Collateralized agreements	3,643	4,749
Customer and other receivables	1,103	1,261
Trading assets	3,363	6,819
Investments	34,336	34,386
Loans	16,585	16,558
Other assets	22,303	23,343
Total	$89,694	$ 95,751
The table below presents our Asset Management operating results.

	Three Months Ended March

$ in millions	2021	2020
Management and other fees	$ 693	$ 640
Incentive fees	42	154
Equity investments	3,120	(22)
Lending and debt investments	759	(868)
Net revenues	4,614	(96)
Provision for credit losses	53	79
Operating expenses	1,890	1,198
Pre-tax earnings/(loss)	2,671	(1,373)
Provision/(benefit) for taxes	481	(137)
Net earnings/(loss)	2,190	(1,236)
Preferred stock dividends	25	14
Net earnings/(loss) to common	$ 2,165	$ (1,250)
Average common equity	$24,604	$ 21,156
Return on average common equity	35.2%	(23.6)%
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended March

$ in millions	2021	2020
Equity Type
Private equity	$ 2,781	$ 462
Public equity	339	(484)
Total	$ 3,120	$ (22)
Asset Class
Real estate	$ 300	$ 551
Corporate	2,820	(573)
Total	$ 3,120	$ (22)
Operating Environment.
In the first quarter of 2021, the operating environment for Asset Management improved, as generally higher global equity prices and tighter corporate credit spreads, aided by optimism about the economic recovery and continued support from central banks and governments globally, provided a more favorable backdrop for asset management activities and investments. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, widening of credit spreads, and investors transitioning to asset classes that typically generate lower fees or investors withdrawing their assets, and net revenues in Asset Management would likely be negatively impacted.

109	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Three Months Ended March 2021 versus March 2020.
Net revenues in Asset Management were $4.61 billion for the first quarter of 2021, compared with $(96) million for the first quarter of 2020, primarily reflecting strong net revenues in Equity investments and Lending and debt investments, compared with net losses in the prior year period due to a challenging operating environment. In addition, Management and other fees were higher, while Incentive fees were significantly lower.
Equity investments net revenues for the first quarter of 2021 reflected significantly higher net gains from investments in private equities and net gains from investments in public equities compared with net losses in the prior year period. Net gains from investments in private equities were largely driven by company-specific events, such as sales and capital raises.
Lending and debt investments net revenues for the first quarter of 2021 included net gains, reflecting tighter corporate credit spreads during the quarter, compared with significant net losses in the prior year period. Lending and debt investments net revenues included approximately $300 million of net interest income in the first quarter of 2021.
The increase in Management and other fees reflected the impact of higher average AUS, partially offset by fee waivers on money market funds. The decrease in Incentive fees was due to a strong prior year period.
Provision for credit losses was $53 million for the first quarter of 2021, compared with $79 million for the first quarter of 2020.
Operating expenses were $1.89 billion for the first quarter of 2021, 58% higher than the first quarter of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $2.67 billion for the first quarter of 2021, compared with a pre-tax
loss of $1.37 billion for the first quarter of 2020.
During the quarter, we had gross sales or announced the sale of $1.5 billion of private equity investments. Since the beginning of 2020, these sales or announced sales have totaled $4.7 billion (with a related $2.3 billion in required capital).
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

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

Goldman Sachs March 2021 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Consumer Banking.
Our Consumer banking business issues unsecured loans, through our digital platform,
Marcus by Goldman Sachs
(Marcus),
and credit cards, to finance the purchases of goods or services. We also accept deposits through Marcus, in Goldman Sachs Bank USA (GS Bank USA) and GSIB. These deposits include savings and time deposits which provide us with a diversified source of funding. Additionally, we provide investing services through
Marcus Invest
, currently offered in the U.S.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income allocated to consumer deposits.
The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	March 2021	December 2020
Cash and cash equivalents	$ 30,491	$ 25,814
Collateralized agreements	12,728	12,518
Customer and other receivables	8,488	7,132
Trading assets	11,753	17,969
Investments	52	52
Loans	42,227	39,799
Other assets	3,176	3,145
Total	$108,915	$106,429
The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended March

$ in millions	2021	2020
Management and other fees	$ 1,077	$ 959
Incentive fees	26	69
Private banking and lending	264	182
Wealth management	1,367	1,210
Consumer banking	371	282
Net revenues	1,738	1,492
Provision for credit losses	60	168
Operating expenses	1,499	1,244
Pre-tax earnings	179	80
Provision for taxes	32	8
Net earnings	147	72
Preferred stock dividends	10	6
Net earnings to common	$ 137	$ 66
Average common equity	$ 10,244	$ 7,002
Return on average common equity	5.3%	3.8%
Operating Environment.
During the first quarter of 2021, improved market and economic conditions contributed to a more favorable backdrop for consumer banking and wealth management activities. Global equity prices generally increased and, in the U.S., unemployment decreased and consumer spending increased compared with the fourth quarter of 2020, aided by optimism about the economic recovery and continued support from central banks and governments globally. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, investors favoring asset classes that typically generate lower fees, investors withdrawing their assets and consumers withdrawing their deposits or deterioration in consumer credit, and net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
Three Months Ended March 2021 versus March 2020.
Net revenues in Consumer & Wealth Management were $1.74 billion for the first quarter of 2021, 16% higher than the first quarter of 2020.
Net revenues in Wealth management were $1.37 billion, 13% higher than the first quarter of 2020, primarily due to higher Management and other fees, reflecting the impact of higher average AUS. Net revenues in Private banking and lending were higher, primarily reflecting higher net interest income from lending, while Incentive fees were lower.
Net revenues in Consumer banking were $371 million, 32% higher than the first quarter of 2020, reflecting higher credit card loan and deposit balances.
Provision for credit losses was $60 million for the first quarter of 2021, 64% lower than the first quarter of 2020. The first quarter of 2021 included $180 million of provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio, partially offset by a benefit from reserve reductions reflecting continued improvement in the broader economic environment.
Operating expenses were $1.50 billion for the first quarter of 2021, 20% higher than the first quarter of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $179 million for the first quarter of 2021, 124% higher than the first quarter of 2020.

111	Goldman Sachs March 2021 Form 10-Q

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
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of March

$ in billions	2021	2020
Segment
Asset Management	$1,567	$1,309
Consumer & Wealth Management	637	509
Total AUS	$2,204	$1,818
Asset Class
Alternative investments	$ 197	$ 178
Equity	516	335
Fixed income	885	771
Total long-term AUS	1,598	1,284
Liquidity products	606	534
Total AUS	$2,204	$1,818
Distribution Channel
Institutional	$ 762	$ 657
Wealth management	637	509
Third-party distributed	805	652
Total AUS	$2,204	$1,818
Region
Americas	$1,723	$1,396
EMEA	316	264
Asia	165	158
Total AUS	$2,204	$1,818
Vehicle
Separate accounts	$1,208	$1,001
Public funds	732	622
Private funds and other	264	195
Total AUS	$2,204	$1,818
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based
fees) we earned on our firmwide AUS was 29 basis points for the three months ended March 2021 and 31 basis points for the three months ended March 2020. This decrease reflected the impact of fee waivers on money market funds in the first quarter of 2021.
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $2.15 billion as of March 2021 and $1.79 billion as of December 2020. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents changes in our AUS.

	Three Months Ended March

$ in billions	2021	2020
Asset Management
Beginning balance	$1,530	$1,298
Net inflows/(outflows):
Alternative investments	3	(1)
Equity	3	2
Fixed income	16	7
Total long-term AUS net inflows/(outflows)	22	8
Liquidity products	29	66
Total AUS net inflows/(outflows)	51	74
Net market appreciation/(depreciation)	(14)	(63)
Ending balance	$1,567	$1,309
Consumer & Wealth Management
Beginning balance	$ 615	$ 561
Net inflows/(outflows):
Alternative investments	2	–
Equity	11	1
Fixed income	2	(8)
Total long-term AUS net inflows/(outflows)	15	(7)
Liquidity products	(6)	6
Total AUS net inflows/(outflows)	9	(1)
Net market appreciation/(depreciation)	13	(51)
Ending balance	$ 637	$ 509
Firmwide
Beginning balance	$2,145	$1,859
Net inflows/(outflows):
Alternative investments	5	(1)
Equity	14	3
Fixed income	18	(1)
Total long-term AUS net inflows/(outflows)	37	1
Liquidity products	23	72
Total AUS net inflows/(outflows)	60	73
Net market appreciation/(depreciation)	(1)	(114)
Ending balance	$2,204	$1,818

Goldman Sachs March 2021 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the Three Months Ended March

$ in billions	2021	2020
Segment
Asset Management	$1,532	$1,295
Consumer & Wealth Management	624	546
Total AUS	$2,156	$1,841
Asset Class
Alternative investments	$ 193	$ 183
Equity	490	392
Fixed income	895	796
Total long-term AUS	1,578	1,371
Liquidity products	578	470
Total AUS	$2,156	$1,841
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
The table below presents information about our AUS for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of March 2021
Corporate equity	$ 81	$ 57	$138
Credit	20	73	93
Real estate	18	46	64
Hedge funds and multi-asset	78	1	79
Other	–	1	1
Total	$197	$178	$375
As of March 2020
Corporate equity	$ 80	$ 40	$120
Credit	15	49	64
Real estate	13	45	58
Hedge funds and multi-asset	70	1	71
Other	–	1	1
Total	$178	$136	$314
In the table above:

•	Substantially all corporate equity is private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $43 billion as of March 2021 and $31 billion as of March 2020.

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

In the beginning of 2020, we announced a strategic objective of growing our third-party alternatives business, and established targets of achieving net inflows of $100 billion and gross inflows of $150 billion for alternative assets over five years. During 2020 and through the first quarter of 2021, we raised approximately $53 billion in third-party commitments for alternative assets. As of March 2021, approximately $22 billion of these commitments were included in AUS, as they were generating fees. The remaining approximately $31 billion of such commitments were included in non-fee-earning
alternative assets in the table above, approximately $23 billion of which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of March 2021
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	12	–	–	20
Real estate	8	2	3	19	32
Other	–	–	–	1	1
Total	$16	$14	$19	$20	$69
As of March 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	10	–	–	18
Real estate	8	3	5	19	35
Other	–	–	–	1	1
Total	$16	$13	$21	$20	$70

113	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

$ in billions	As of March 2021
Loans	$16
Debt securities	14
Total	$30
Accounting Classification
Debt securities at fair value	45%
Loans at amortized cost	43%
Loans at fair value	12%
Total	100%
Region
Americas	46%
EMEA	33%
Asia	21%
Total	100%
Industry
Consumers	5%
Financial Institutions	7%
Healthcare	8%
Industrials	16%
Natural Resources & Utilities	4%
Real Estate	35%
Technology, Media & Telecommunications	15%
Other	10%
Total	100%
Equity.
The table below presents the concentration of equity securities within our alternative investments by vintage, region and industry.

$ in billions	As of March 2021
Equity securities	$19
Vintage
2014 or earlier	31%
2015 – 2017	38%
2018 – thereafter	31%
Total	100%
Region
Americas	48%
EMEA	21%
Asia	31%
Total	100%
Industry
Financial Institutions	20%
Healthcare	8%
Industrials	5%
Natural Resources & Utilities	8%
Real Estate	18%
Technology, Media & Telecommunications	33%
Other	8%
Total	100%
In the table above:

•
Equity securities included $17 billion of private equity positions and $2 billion of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•	Real estate equity securities consisted of 3% of multifamily, 3% of office, 6% of mixed use and 6% of other real estate equity securities.
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $19 billion, which were funded with liabilities of approximately $10 billion as of March 2021. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage, region and asset class.

$ in billions	As of March 2021
CIE assets, net of financings	$9
Vintage
2014 or earlier	2%
2015 – 2017	30%
2018 – thereafter	68%
Total	100%
Region
Americas	63%
EMEA	22%
Asia	15%
Total	100%
Asset Class
Hospitality	4%
Industrials	9%
Multifamily	25%
Office	26%
Retail	6%
Senior Housing	13%
Student Housing	7%
Other	10%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

Goldman Sachs March 2021 Form 10-Q	114

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

115	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of March 2021, total assets in our consolidated balance sheets were $1.30 trillion, an increase of $138.52 billion from December 2020, primarily reflecting increases in collateralized agreements of $74.11 billion (primarily reflecting the impact of our and our clients’ activities), customer and other receivables of $43.33 billion (primarily reflecting client activity), cash and cash equivalents of $35.31 billion (primarily reflecting our activities), and partially offset by a decrease in trading assets of $19.41 billion (primarily reflecting our and our clients’ activities in government obligations partially offset by client activity in equities).
As of March 2021, total liabilities in our consolidated balance sheets were $1.20 trillion, an increase of $136.79 billion from December 2020, primarily reflecting increases in trading liabilities of $47.08 billion (primarily reflecting client activity in equities and government obligations and partially offset by the impact of interest rates on derivative instruments), customer and other payables of $33.61 billion (primarily reflecting client activity), deposits of $26.06 billion (primarily reflecting increases in institutional, transaction banking and consumer deposits), and collateralized financings of $18.67 billion (primarily reflecting the impact of our and our clients’ activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $130.61 billion as of March 2021 and $126.57 billion as of December 2020, which were 6% higher as of March 2021 and 24% higher as of December 2020 than the average daily amount of repurchase agreements over the respective quarters. As of March 2021, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

As of

$ in millions	March 2021	December 2020
Total assets	$1,301,548	$1,163,028
Unsecured long-term borrowings	$ 219,044	$ 213,481
Total shareholders’ equity	$ 97,664	$ 95,932
Leverage ratio	13.3x	12.1x
Debt-to-equity ratio	2.2x	2.2x
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

	As of

$ in millions, except per share amounts	March 2021	December 2020
Total shareholders’ equity	$97,664	$ 95,932
Preferred stock	(9,203)	(11,203)
Common shareholders’ equity	88,461	84,729
Goodwill	(4,332)	(4,332)
Identifiable intangible assets	(575)	(630)
Tangible common shareholders’ equity	$83,554	$ 79,767
Book value per common share	$250.81	$ 236.15
Tangible book value per common share	$236.90	$ 222.32
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 352.7 million as of March 2021 and 358.8 million as of December 2020. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

Goldman Sachs March 2021 Form 10-Q	116

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
The table below presents information about our funding sources.

	As of

$ in millions	March 2021		December 2020
Deposits	$286,018	33%	$259,962	33%
Collateralized financings	192,620	23%	173,947	22%
Unsecured short-term borrowings	58,463	7%	52,870	6%
Unsecured long-term borrowings	219,044	26%	213,481	27%
Total shareholders’ equity	97,664	11%	95,932	12%
Total	$853,809	100%	$796,192	100%
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of March 2021.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $1.60 billion as of March 2021 and we had no outstanding borrowings as of December 2020. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

117	Goldman Sachs March 2021 Form 10-Q

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2021
2022	$ –	$7,603	$6,920	$6,322	$ 20,845
2023	$14,459	$6,685	$8,358	$7,546	37,048
2024	$ 8,803	$4,518	$5,910	$3,412	22,643
2025	$ 7,036	$8,716	$5,825	$4,873	26,450
2026	$ 6,288	$2,925	$4,279	$6,020	19,512
2027 – thereafter					92,546
Total					$219,044
The weighted average maturity of our unsecured long-term borrowings as of March 2021 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

Goldman Sachs March 2021 Form 10-Q	118

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
As required by the FRB’s CCAR rules, we submit an annual capital plan for review by the FRB. The purpose of the FRB’s review is to ensure that we have a robust, forward-looking capital planning process that accounts for our unique risks and that permits continued operation during times of economic and financial stress. We submitted our 2021 CCAR capital plan in April 2021 and expect to publish a summary of our annual DFAST results in June 2021. See “Available Information.”
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
Based on our April 2020 CCAR submission, the FRB has set our SCB at 6.6% for the period from October 1, 2020 through September 30, 2021. As required by the FRB, we resubmitted our 2020 capital plan in November 2020. The FRB has not changed our SCB as a result of this resubmission but has extended the time period during which it can recalculate our SCB to June 30, 2021. In light of the impact of the
COVID-19
pandemic on the economy, the FRB required all large bank holding companies (BHCs) to suspend stock repurchases through the fourth quarter of 2020 and to not increase common stock dividends or pay common stock dividends in excess of their average net income over the prior four quarters. Beginning in 2021, the FRB modified these restrictions by permitting stock repurchases and common stock dividends subject to the conditions that, in aggregate, such amounts do not exceed the average net income over the prior four quarters and that common stock dividends not be increased in the first half of 2021. We resumed common stock repurchases in the first quarter of 2021 and continued to pay both common and preferred dividends. We also expect to continue repurchasing our common stock in the second quarter of 2021, at close to the levels of the first quarter of 2021 (excluding repurchases that offset equity-based compensation), while complying with these capital restrictions. In addition, we will continue deploying capital to our businesses where returns are accretive.
GS Bank USA has its own capital planning process, but is not required to submit its annual stress test results to the FRB in 2021. Based on growth in GS Bank USA’s average balance sheet, it will be required to submit its annual stress test results in 2022. GSI, GSIB and Goldman Sachs Bank Europe SE (GSBE) also have their own capital planning and stress testing process, which incorporates internally designed stress tests developed in accordance with the guidelines of their respective regulators.
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

119	Goldman Sachs March 2021 Form 10-Q

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
Effective on January 1, 2021, we adjusted the attributed equity framework in line with the impact of the SCB rule and our SCB of 6.6%, which became effective on October 1, 2020 under the Standardized approach. The adjusted attributed equity framework places greater emphasis on activities that generate significant stress losses and higher Standardized risk weights. As a result of this adjustment, relative to the allocation as of December 2020, the allocation of attributed equity among our segments at the start of this year changed as follows: attributed equity increased by approximately $3.7 billion for Asset Management and approximately $0.7 billion for Consumer & Wealth Management, while attributed equity decreased by approximately $2.3 billion for Global Markets and approximately $2.1 billion for Investment Banking. See “Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
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
As of March 2021, the remaining share authorization under our existing repurchase program was 41.0 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
Resolution Capital Models.
In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P., Goldman Sachs Asset Management International and GSBE) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.
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

Goldman Sachs March 2021 Form 10-Q	120

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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2021 and 2022. We expect that our
G-SIB
surcharge will be 3.0% beginning in 2023. The
G-SIB
surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target Standardized CET1 capital ratio over the medium term is between 13.0% and 13.5% (including management buffers)
based upon the execution of our previously announced strategic initiatives and achievement of capital efficiencies.
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

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of

$ in millions	March 2021	December 2020
TLAC	$ 256,414	$ 242,730
External long-term debt	$ 148,300	$ 139,200
RWAs	$ 629,801	$ 609,750
Leverage exposure	$1,450,252	$1,332,937
TLAC to RWAs	40.7%	39.8%
TLAC to leverage exposure	17.7%	18.2%
External long-term debt to RWAs	23.5%	22.8%
External long-term debt to leverage exposure	10.2%	10.4%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Advanced RWAs as of both March 2021 and December 2020. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

121	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
Leverage exposure consists of average adjusted total assets and certain off-balance
sheet exposures. Leverage exposure excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. Effective April 1, 2021, the amendment permitting this exclusion expired and, as a result, the TLAC and external long-term debt to leverage exposure ratios for the three months ended June 2021 will not reflect the impact of the temporary amendment to exclude the holdings of such assets. This temporary amendment had the effect of increasing the TLAC to leverage exposure ratio and the external long-term debt to leverage ratio. The impact of this temporary amendment was an increase to (i) the TLAC to leverage exposure ratio of 2.2 percentage points for the three months ended March 2021 and 2.4 percentage points for the three months ended December 2020, and (ii) the external long-term debt to leverage exposure ratio of 1.2 percentage points for the three months ended March 2021 and 1.3 percentage points for the three months ended December 2020.

See “Business — Regulation” in Part I, Item 1 of the 2020
Form 10-K
for further information about TLAC.
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
of $20.01 billion as of March 2021 and $22.38 billion as of December 2020, which exceeded the amount required by $15.98 billion as of March 2021 and $18.45 billion as of December 2020. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both March 2021 and December 2020, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S.
Regulated Broker-Dealer Subsidiaries.
Our principal
non-U.S.
regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA).
GSI is subject to the U.K. capital framework, which is predominantly aligned with the E.U. capital framework prescribed in the amended E.U. Capital Requirements Directive (CRD) and the E.U. Capital Requirements Regulation (CRR). These capital regulations are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III).
The table below presents GSI’s risk-based capital requirements.

	As of

	March 2021	December 2020
Risk-based capital requirements
CET1 capital ratio	8.1%	8.1%
Tier 1 capital ratio	9.9%	10.0%
Total capital ratio	12.4%	12.5%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.

Goldman Sachs March 2021 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	March 2021	December 2020
Risk-based capital and risk-weighted assets
CET1 capital	$ 27,235	$ 26,962
Tier 1 capital	$ 35,535	$ 35,262
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 40,912	$ 40,639
RWAs	$268,976	$252,355
Risk-based capital ratios
CET1 capital ratio	10.1%	10.7%
Tier 1 capital ratio	13.2%	14.0%
Total capital ratio	15.2%	16.1%
In the table above, CET1 capital, Tier 1 capital and Total capital as of March 2021 include GSI’s profits from January 1, 2021 through March 2021 (which will be finalized upon verification by GSI’s external auditors). These profits contributed approximately 20 basis points to the risk-based capital ratios.
GSI will become subject to a
PRA-required
leverage ratio that is expected to become effective in January 2022 and is similar to the E.U. capital framework’s minimum 3% leverage ratio requirement. GSI had a leverage ratio of 4.2% as of March 2021 and 4.7% as of December 2020. Tier 1 capital as of March 2021 included GSI’s profits from January 1, 2021 through March 2021 (which will be finalized upon verification by GSI’s external auditors). These profits contributed approximately 6 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of this rule with GSI’s regulators.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and will become fully effective beginning in January 2022. As of both March 2021 and December 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2021 and December 2020, these subsidiaries were in compliance with their local capital requirements.
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
See “Business — Regulation” in Part I, Item 1 of the 2020
Form 10-K
for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for IBORs. In March 2021, the FCA and the Intercontinental Exchange Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings along with certain JPY, GBP and USD LIBOR settings will cease after December 31, 2021 and the publication of the most commonly used USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on publishing synthetic rates for certain GBP and JPY LIBOR settings for a limited time. In April 2021, the State of New York approved legislation which minimizes legal and economic uncertainty for contracts that are governed by New York law and have no fallback provisions or have fallback provisions that are based on LIBOR by providing a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR). The U.S. federal banking agencies have also issued guidance strongly encouraging banking organizations to cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.

123	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The IBOR Fallbacks Protocol, which became effective in January 2021, provides derivatives market participants with new fallbacks for legacy and new derivatives contracts. Both counterparties will have to adhere to the Fallbacks Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. We have adhered to the Fallbacks Protocol for our eligible derivative contracts. The International Swaps and Derivatives Association (ISDA) confirmed that the FCA’s formal announcement in March 2021 fixed the spread adjustment for all LIBOR rates and that fallbacks will automatically occur for outstanding derivatives contracts that incorporate the relevant terms.
We have a program in place that focuses on achieving an orderly transition from IBORs to alternative risk-free reference rates for us and our clients, and continue to make progress on our transition program. As part of this transition, we continue to actively engage with our regulators and clients, as well as participate in central bank and sector working groups. We have issued debt and deposits linked to SOFR and Sterling Overnight Index Average (SONIA) and executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities. Where possible, we continue to execute transactions in the market to reduce our LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace with alternative reference rate exposures. See “Regulatory and Other Matters – Other Matters” in Part II, Item 7 of the 2020
Form 10-K
for further information about our transition program.
Impact of
COVID-19
Pandemic.
While the availability of vaccines has raised hopes about an end to the
COVID-19
pandemic, the pandemic’s trajectory will depend on the speed and scale of vaccine distribution globally and the extent to which efforts to curtail infections are hampered by new surges caused by variants of the virus. Entering the second quarter of 2021, the situation has remained in flux globally, as some countries have encountered a significant increase in the number of new cases.
We have continued to successfully execute on our Business Continuity Planning (BCP) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the
COVID-19
pandemic. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic is managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. The vast majority of our employees continue to work remotely; however, a growing number of people are returning to our offices in many of our locations and we expect this trend to accelerate as vaccination programs around the world increase. To minimize health risks to employees working in our offices, we have implemented on-site
testing and other protocols, such as controls around building access, strict physical distancing measures and enhanced cleaning regimes, and we are vigilant in monitoring the local safety guidelines in each city in which we operate.
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

Goldman Sachs March 2021 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We maintained a strong level of liquidity during the first quarter of 2021, as our GCLA averaged $299 billion. We have continued to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. Our unsecured long-term borrowings increased by $6 billion during the first quarter of 2021, driven by the issuance of $20 billion of our benchmark debt to support the growth in our total assets. We expect that during 2021 our benchmark debt issuances will be higher than maturities and redemptions. Our CET1 capital ratio under the Standardized approach was 14.3% as of March 2021, a decrease of 40 basis points compared with December 2020, as we remained committed to meeting the needs of our clients, while also being prudent in managing our capital. During the first quarter of 2021, we resumed repurchases of our common stock, as the FRB modified the restrictions on repurchase activity that it had placed on large BHC’s for most of 2020. See “Balance Sheet and Funding Sources,” “Equity Capital Management and Regulatory Capital” and “Liquidity Risk Management” for further information.
As a result of the
COVID-19
pandemic, we have had to apply a greater degree of judgment in making certain accounting estimates and assumptions. The process of estimating the allowance for credit losses is inherently judgmental in nature, given that it involves forecasts of future economic conditions. The course of the pandemic is still unpredictable, which creates uncertainty regarding the pace at which the economic recovery will progress and how robust it will be. The uncertainty regarding the pattern of economic recovery has made the process for estimating the allowance for credit losses more challenging, as it has resulted in greater subjectivity in our forecasts of future economic conditions. This uncertainty also impacts the estimation of the fair value for less liquid financial instruments that lack price transparency, where valuation involves judgment regarding estimated future cash flows or other significant unobservable inputs. See Note 9 to the consolidated financial statements for further information about our allowance for credit losses and Note 4 to the consolidated financial statements for further information about fair value measurements.
In the first quarter of 2021, financial markets were generally characterized by higher confidence in the prospect of rapid and sustained economic growth, a sentiment that was largely driven by the anticipated impact of mass distribution of vaccines, additional government support and continued business reopenings. Client activity in the quarter was strong, and we remained committed to serving the needs of clients by facilitating risk management, providing financing and deploying our balance sheet. Our average daily
Value-at-Risk
(VaR) for the first quarter of 2021 was $89 million, $5 million higher than the fourth quarter of 2020. We have maintained our proactive approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. With respect to credit risk, the improving macroeconomic environment, along with various government support programs, have led to a stabilization of most industries that encountered extreme disruptions from the
COVID-19
pandemic. However, these industries, which include gaming and lodging and airlines, remain at risk and we continue to closely monitor our exposures to them. Throughout this crisis, we have remained highly focused on monitoring credit exposures in general and on the management of margin calls and disputes. Our risk positions remained balanced, controlled and adequately provisioned for, both in terms of counterparty risk and sector exposure. See “Market Risk Management” and “Credit Risk Management” for further information.
To support clients in need of relief from the financial strain caused by the
COVID-19
pandemic, we granted forbearance to certain corporate and other borrowers, and provided consumers with the ability to defer payments on installment and credit card loans without incurring interest charges and to access certificates of deposit early without incurring a penalty. As of March 2021, the total amount of loans for which such forbearance or payment deferrals were still in effect was less than 1%.

125	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The macroeconomic environment improved in the first quarter of 2021 amid continued rollout of vaccines and ongoing accommodative fiscal and monetary policies of central banks and governments around the world. Despite a strengthening in the economy during the quarter, the sustainability of the economic recovery is vulnerable to the risk that the course of the pandemic takes an adverse turn. A sustained period of weak economic conditions as a result of the pandemic would be detrimental to our businesses as it would negatively affect factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our AUS. We will continue to closely monitor the rollout of vaccines across regions, as well as the impact of new variants of the virus, and will take further actions, as necessary, in order to best serve the interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Risk Factors” in Part I, Item 1A of the 2020
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
The table below presents our contractual obligations by type.

As of

$ in millions	March 2021	December 2020
Time deposits	$ 23,390	$ 26,433
Financings and borrowings:
Secured long-term	$ 12,454	$ 12,537
Unsecured long-term	$219,044	$213,481
Interest payments	$ 43,300	$ 44,073
Operating lease payments	$ 3,123	$ 3,268

Goldman Sachs March 2021 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our contractual obligations by expiration.

	As of March 2021

$ in millions	Remainder of 2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Time deposits	$ –	$13,785	$ 6,558	$ 3,047
Financings and borrowings:
Secured long-term	$ –	$ 6,832	$ 2,329	$ 3,293
Unsecured long-term	$ –	$57,893	$49,093	$112,058
Interest payments	$3,959	$ 9,682	$ 7,214	$ 22,445
Operating lease payments	$ 236	$ 597	$ 495	$ 1,795
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

•
As of March 2021, unsecured long-term borrowings had maturities extending through 2065, consisted principally of senior borrowings, and included $6.83 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•
As of March 2021, the difference between aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of March 2021, the aggregated contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $319 million.

•
Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2021, and includes stated coupons, if any, on structured notes.

•
Operating lease payments includes lease commitments for office space that expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 15 to the consolidated financial statements for further information about our operating lease liabilities.

Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management” and “Model Risk Management” and “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.
Overview and Structure of Risk Management
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

127	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk and model risk, from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from Compliance, on legal and regulatory enforcement matters from the chief legal officer, and on other matters impacting our reputation from the chair of our Firmwide Client and Business Standards Committee and our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.
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

Goldman Sachs March 2021 Form 10-Q	128

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

129	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Structure
Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our first and second lines of defense. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees
or working groups, are described below. In addition to these committees, we have other risk committees that provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact on our reputation of the transactions and activities that they oversee.
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
Firmwide Enterprise Risk Committee.
The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits framework. This committee is co-chaired
by our chief financial officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:

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

Goldman Sachs March 2021 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
Firmwide Conduct Committee.
The Firmwide Conduct Committee is responsible for the ongoing approval and monitoring of the frameworks and policies which govern our conduct risks. Conduct risk is the risk that our people fail to act in a manner consistent with our Business Principles and related core values, policies or codes, or applicable laws or regulations, thereby falling short in fulfilling their responsibilities to us, our clients, colleagues, other market participants or the broader community. This committee is chaired by our chief legal officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

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
The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•
Firmwide Reputational Risk Committee.
The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee. This committee is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and the vice-chairs are our chief legal officer and the chair of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

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

•
Firmwide Investment Policy Committee.
The Firmwide Investment Policy Committee periodically reviews our investing and lending activities on a portfolio basis, including review of risk management and controls, and sets business standards and policies for these types of investments. This committee is co-chaired
by the head of our Asset Management Division, a
co-head
of our Global Markets Division and the chief risk officer, who are appointed as chairs by our president and chief operating officer and our chief financial officer.

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

131	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•
Firmwide Commitments Committee.
The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired
by the
co-head
of the Industrials Group in our Investment Banking Division, the chief underwriting officer for EMEA, and a managing director in our Investment Banking Division, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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

Goldman Sachs March 2021 Form 10-Q	132

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

133	Goldman Sachs March 2021 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2021, Group Inc. had $34.39 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $42.81 billion invested in GSI, a regulated U.K. broker-dealer; $3.02 billion invested in GSJCL, a regulated Japanese broker-dealer; $34.90 billion invested in GS Bank USA, a regulated New York State-chartered bank; $4.13 billion invested in GSIB, a regulated U.K. bank; and $4.54 billion invested in GSBE, a regulated German bank. Group Inc. also provided, directly or indirectly, $111.21 billion of unsubordinated loans (including secured loans of $44.12 billion) and $17.45 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of March 2021. In addition, as of March 2021, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs March 2021 Form 10-Q	134

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

135	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2021 and December 2020 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	March 2021	December 2020
Denomination
U.S. dollar	$188,854	$190,735
Non-U.S. dollar	109,788	107,106
Total	$298,642	$297,841
Asset Class
Overnight cash deposits	$132,317	$108,345
U.S. government obligations	108,339	125,060
U.S. agency obligations	9,295	7,059
Non-U.S. government obligations	48,691	57,377
Total	$298,642	$297,841
Entity Type
Group Inc. and Funding IHC	$ 44,300	$ 36,737
Major broker-dealer subsidiaries	94,232	100,891
Major bank subsidiaries	160,110	160,213
Total	$298,642	$297,841
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $224.01 billion for the three months ended March 2021 and $214.06 billion for the three months ended December 2020. We do not consider these assets liquid enough to be eligible for our GCLA.
Liquidity Regulatory Framework
As a BHC, we are subject to a minimum Liquidity Coverage Ratio (LCR) under the LCR rule approved by the U.S. federal bank regulatory agencies. The LCR rule requires organizations to maintain an adequate ratio of eligible high-quality liquid assets (HQLA) to expected net cash outflows under an acute, short-term liquidity stress scenario. Eligible HQLA excludes HQLA held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum LCR of 100%. We expect that fluctuations in client activity, business mix and the market environment will impact our LCR.
The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	March 2021	December 2020
Total HQLA	$288,142	$291,393
Eligible HQLA	$210,133	$212,614
Net cash outflows	$151,993	$166,551
LCR	138%	128%

Goldman Sachs March 2021 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In October 2020, the U.S. federal bank regulatory agencies issued a final rule that establishes a net stable funding ratio (NSFR) requirement for large U.S. banking organizations. This rule will become effective on July 1, 2021 and requires banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023. Our estimated NSFR as of March 2021 exceeded the minimum requirement, based on our current interpretation of the final rule.
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2021, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above will also apply to GS Bank USA.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s average monthly LCR for the trailing twelve-month period ended March 2021 exceeded the minimum requirement. GSI is subject to the NSFR requirement implemented in the U.K., which is expected to become effective in January 2022.

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
Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day
operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K
for information about the risks associated with a reduction in our credit ratings.
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2021

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-1	a-1	A-2
Long-term debt	A (high	)	A	A2	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB
Ratings outlook	Stable		Negative	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
In April 2021, Fitch revised the outlook of Group Inc. from negative to stable.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of March 2021

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Negative	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Negative	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Negative	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Negative	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Negative	Stable	Stable
In April 2021, Fitch revised the outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI from negative to stable.

137	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Three Months Ended March 2021.
Our cash and cash equivalents increased by $35.31 billion to $191.16 billion at the end of the first quarter of 2021, primarily due to net cash provided by financing activities, partially offset by net cash used for operating activities and investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, principally reflecting increases in institutional, transaction banking and consumer deposits, and net issuance of unsecured long-term borrowings. The net cash used for operating activities primarily reflected increases in collateralized transactions (an increase in collateralized agreements, partially offset by an increase in collateralized financings) and customer and other receivables and payables, net (an increase in customer and other receivables, partially offset by an increase in customer and other payables), partially offset by an increase in trading liabilities and a decrease in trading assets as a result of our activities and our clients’ activities. The net cash used for investing activities primarily reflected purchases of investments and an increase in net lending activities, partially offset by sales and paydowns of investments.
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

Goldman Sachs March 2021 Form 10-Q	138

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
We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

139	Goldman Sachs March 2021 Form 10-Q

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
The table below presents our average daily VaR.

	Three Months Ended

$ in millions	March 2021	December 2020	March 2020
Categories
Interest rates	$ 58	$ 57	$ 60
Equity prices	51	50	41
Currency rates	12	14	18
Commodity prices	22	20	11
Diversification effect	(54)	(57)	(49)
Total	$ 89	$ 84	$ 81

Goldman Sachs March 2021 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our average daily VaR increased to $89 million for the first quarter of 2021 from $84 million for the fourth quarter of 2020, primarily due to a decrease in the diversification effect and increases in the commodity prices, interest rates and equity prices categories, partially offset by a decrease in the currency rates category. The overall increase was due to increased exposures, partially offset by lower levels of volatility.
Our average daily VaR increased to $89 million for the first quarter of 2021 from $81 million for the first quarter of 2020, due to increases in the commodity prices and equity prices categories, partially offset by decreases in the currency rates and interest rates categories and an increase in the diversification effect. The overall increase was primarily due to higher levels of volatility.
The table below presents our
period-end
VaR.

	As of

$ in millions	March 2021	December 2020	March 2020
Categories
Interest rates	$ 59	$ 60	$ 99
Equity prices	54	50	78
Currency rates	14	11	48
Commodity prices	16	16	16
Diversification effect	(59)	(46)	(118)
Total	$ 84	$ 91	$ 123
Our
period-end
VaR decreased to $84 million as of March 2021 from $91 million as of December 2020, due to an increase in the diversification effect and a decrease in the interest rates category, partially offset by increases in the equity prices and currency rates categories. The overall decrease was due to lower levels of volatility, partially offset by increased exposures.
Our
period-end
VaR decreased to $84 million as of March 2021 from $123 million as of March 2020, due to decreases in the interest rates, currency rates and equity prices categories, partially offset by a decrease in the diversification effect. The overall decrease was primarily due to lower levels of volatility.
During the three months ended March 2021, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2020, the firmwide VaR risk limit was exceeded on 16 occasions (all of which occurred during the first half of 2020), primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the market environment in 2020.
The table below presents our high and low VaR.

	Three Months Ended

	March 2021		December 2020		March 2020

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$ 67	$50	$65	$51	$ 99	$46
Equity prices	$ 71	$40	$63	$44	$116	$23
Currency rates	$ 16	$ 9	$19	$10	$ 53	$ 8
Commodity prices	$ 34	$14	$31	$15	$ 18	$ 9
Firmwide
VaR	$105	$74	$95	$78	$195	$58
The chart below presents our daily VaR for the three months ended March 2021.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March

$ in millions	2021	2020
>$100	26	14
$75 – $100	15	8
$50 – $75	9	5
$25 – $50	3	12
$0 – $25	6	14
$(25) – $0	2	4
$(50) – $(25)	–	1
$(75) – $(50)	–	2
$(100) – $(75)	–	2
Total	61	62
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during the three months ended March 2021 and exceeded our 95% one day VaR on two occasions during the three months ended March 2020.

141	Goldman Sachs March 2021 Form 10-Q

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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	March 2021	December 2020	March 2020
Equity	$1,831	$1,854	$1,818
Debt	2,486	2,516	2,384
Total	$4,317	$4,370	$4,202
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of March 2021 and $3 million as of December 2020. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $28 million as of March 2021 and $22 million as of December 2020. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $104.60 billion as of March 2021 and $99.69 billion as of December 2020, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $808 million as of March 2021 and $737 million as of December 2020 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
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

Goldman Sachs March 2021 Form 10-Q	142

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

143	Goldman Sachs March 2021 Form 10-Q

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

Goldman Sachs March 2021 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of March 2021, our aggregate credit exposure increased as compared with December 2020, primarily reflecting increases in cash deposits with central banks and loans and lending commitments, partially offset by a decrease in receivables from clearing organizations. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2020, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the three months ended March 2021 was lower as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure was primarily related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the three months ended March 2021 remained low, representing less than 1% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	March 2021	December 2020
Cash and Cash Equivalents	$165,603	$131,324
Industry
Financial Institutions	6%	11%
Sovereign	94%	89%
Total	100%	100%
Region
Americas	61%	45%
EMEA	30%	41%
Asia	9%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	62%	44%
AA	26%	38%
A	11%	17%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $25.56 billion as of March 2021 and $24.52 billion as of December 2020.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	March 2021	December 2020
OTC derivative assets	$ 63,728	$ 64,850
Collateral (not netted under U.S. GAAP)	(17,530)	(18,990)
Net credit exposure	$ 46,198	$ 45,860
Industry
Consumer & Retail	3%	4%
Diversified Industrials	21%	23%
Financial Institutions	13%	12%
Funds	19%	12%
Healthcare	1%	2%
Municipalities & Nonprofit	4%	6%
Natural Resources & Utilities	12%	11%
Sovereign	12%	14%
Technology, Media & Telecommunications	10%	12%
Other (including Special Purpose Vehicles)	5%	4%
Total	100%	100%
Region
Americas	60%	62%
EMEA	30%	30%
Asia	10%	8%
Total	100%	100%
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

145	Goldman Sachs March 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2021
Less than 1 year	$ 25,745	$ 10,489	$ 36,234
1 - 5 years	21,403	15,163	36,566
Greater than 5 years	64,558	7,241	71,799
Total	111,706	32,893	144,599
Netting	(88,126)	(10,275)	(98,401)
Net credit exposure	$ 23,580	$ 22,618	$ 46,198
As of December 2020
Less than 1 year	$ 22,332	$ 12,507	$ 34,839
1 - 5 years	23,927	16,486	40,413
Greater than 5 years	77,653	8,958	86,611
Total	123,912	37,951	161,863
Netting	(101,691)	(14,312)	(116,003)
Net credit exposure	$ 22,221	$ 23,639	$ 45,860
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of March 2021
Less than 1 year	$ 554	$ 6,688	$ 11,751	$ 6,752	$ 25,745
1 - 5 years	1,182	3,626	10,342	6,253	21,403
Greater than 5 years	12,773	6,107	24,616	21,062	64,558
Total	14,509	16,421	46,709	34,067	111,706
Netting	(11,052)	(10,959)	(39,238)	(26,877)	(88,126)
Net credit exposure	$ 3,457	$ 5,462	$ 7,471	$ 7,190	$ 23,580
As of December 2020
Less than 1 year	$ 532	$ 4,146	$ 11,440	$ 6,214	$ 22,332
1 - 5 years	1,069	4,189	10,976	7,693	23,927
Greater than 5 years	16,550	7,403	28,410	25,290	77,653
Total	18,151	15,738	50,826	39,197	123,912
Netting	(14,364)	(11,230)	(44,529)	(31,568)	(101,691)
Net credit exposure	$ 3,787	$ 4,508	$ 6,297	$ 7,629	$ 22,221

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of March 2021
Less than 1 year	$ 9,721	$ 768	$ 10,489
1 - 5 years	15,002	161	15,163
Greater than 5 years	7,010	231	7,241
Total	31,733	1,160	32,893
Netting	(10,190)	(85)	(10,275)
Net credit exposure	$ 21,543	$ 1,075	$ 22,618
As of December 2020
Less than 1 year	$ 11,541	$ 966	$ 12,507
1 - 5 years	16,274	212	16,486
Greater than 5 years	8,844	114	8,958
Total	36,659	1,292	37,951
Netting	(14,114)	(198)	(14,312)
Net credit exposure	$ 22,545	$ 1,094	$ 23,639
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of March 2021
Corporate	$ 47,495	$153,709	$201,204
Wealth management	35,506	3,789	39,295
Commercial real estate	20,662	3,810	24,472
Residential real estate	8,810	3,491	12,301
Consumer:
Installment	3,477	5	3,482
Credit cards	4,376	26,491	30,867
Other	4,450	4,847	9,297
Total, gross	124,776	196,142	320,918
Allowance for loan losses	(3,515)	(721)	(4,236)
Total	$121,261	$195,421	$316,682
As of December 2020
Corporate	$ 48,659	$135,818	$184,477
Wealth management	33,023	3,103	36,126
Commercial real estate	20,290	4,268	24,558
Residential real estate	5,750	1,900	7,650
Consumer:
Installment	3,823	4	3,827
Credit cards	4,270	21,640	25,910
Other	4,174	4,842	9,016
Total, gross	119,989	171,575	291,564
Allowance for loan losses	(3,874)	(557)	(4,431)
Total	$116,115	$171,018	$287,133

Goldman Sachs March 2021 Form 10-Q	146

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

$ in millions	Loans	Lending Commitments	Total
As of March 2021
Corporate	$47,495	$153,709	$201,204
Industry
Consumer & Retail	7%	12%	11%
Diversified Industrials	16%	22%	21%
Financial Institutions	10%	7%	8%
Funds	14%	3%	6%
Healthcare	7%	10%	9%
Natural Resources & Utilities	11%	20%	18%
Real Estate	7%	4%	4%
Technology, Media & Telecommunications	19%	18%	18%
Other (including Special Purpose Vehicles)	9%	4%	5%
Total	100%	100%	100%
Region
Americas	57%	68%	65%
EMEA	33%	30%	31%
Asia	10%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	–	4%	4%
A	7%	17%	14%
BBB	14%	41%	34%
BB or lower	78%	36%	46%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
As of December 2020
Corporate	$48,659	$135,818	$184,477
Industry
Consumer & Retail	7%	14%	12%
Diversified Industrials	17%	17%	17%
Financial Institutions	10%	6%	7%
Funds	13%	3%	6%
Healthcare	7%	12%	11%
Natural Resources & Utilities	12%	18%	16%
Real Estate	8%	6%	6%
Technology, Media & Telecommunications	17%	19%	19%
Other (including Special Purpose Vehicles)	9%	5%	6%
Total	100%	100%	100%
Region
Americas	60%	70%	67%
EMEA	31%	28%	29%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	–	5%	4%
A	6%	19%	15%
BBB	13%	36%	30%
BB or lower	80%	38%	49%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
In the table above, credit exposure excludes $2.99 billion as of March 2021 and $3.20 billion as of December 2020 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2021
Wealth Management	$35,506	$3,789	$39,295
Region
Americas	88%	99%	89%
EMEA	9%	1%	8%
Asia	3%	–	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	70%	53%	68%
Non-investment-grade	14%	22%	15%
Other metrics/unrated	16%	25%	17%
Total	100%	100%	100%
As of December 2020
Wealth Management	$33,023	$3,103	$36,126
Region
Americas	88%	99%	89%
EMEA	10%	1%	9%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	67%	58%	66%
Non-investment-grade	16%	21%	17%
Other metrics/unrated	17%	21%	17%
Total	100%	100%	100%
In the table above, other metrics/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans include reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

147	Goldman Sachs March 2021 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of March 2021
Commercial Real Estate	$20,662	$3,810	$24,472
Region
Americas	72%	64%	70%
EMEA	20%	14%	19%
Asia	8%	22%	11%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	10%	9%
Non-investment-grade	87%	83%	86%
Other metrics/unrated	4%	7%	5%
Total	100%	100%	100%
As of December 2020
Commercial Real Estate	$20,290	$4,268	$24,558
Region
Americas	71%	65%	70%
EMEA	19%	10%	18%
Asia	10%	25%	12%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	13%	10%
Non-investment-grade	86%	87%	86%
Other metrics/unrated	5%	–	4%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $7.02 billion as of March 2021 and $7.88 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $538 million as of March 2021 and $503 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2021
Residential Real Estate	$8,810	$3,491	$12,301
Region
Americas	93%	100%	95%
EMEA	5%	–	4%
Asia	2%	–	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	6%	–	5%
Non-investment-grade	81%	97%	85%
Other metrics/unrated	13%	3%	10%
Total	100%	100%	100%
As of December 2020
Residential Real Estate	$5,750	$1,900	$ 7,650
Region
Americas	88%	98%	91%
EMEA	9%	2%	7%
Asia	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	11%	2%	9%
Non-investment-grade	67%	93%	73%
Other metrics/unrated	22%	5%	18%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $10.53 billion as of March 2021 and $5.71 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other metrics/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $7.21 billion as of March 2021 and $5.57 billion as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs March 2021 Form 10-Q	148

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

	As of

$ in millions	March 2021	December 2020
Installment	$3,477	$3,823
California	11%	11%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	62%	62%
Total	100%	100%
Credit Cards	$4,376	$4,270
California	19%	19%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	52%	52%
Total	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of March 2021
Other	$4,450	$4,847	$9,297
Region
Americas	83%	98%	90%
EMEA	16%	–	8%
Asia	1%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	48%	86%	68%
Non-investment-grade	22%	11%	16%
Other metrics/unrated	30%	3%	16%
Total	100%	100%	100%
As of December 2020
Other	$4,174	$4,842	$9,016
Region
Americas	81%	98%	90%
EMEA	17%	–	8%
Asia	2%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	44%	94%	71%
Non-investment-grade	23%	6%	14%
Other metrics/unrated	33%	–	15%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $7.49 billion as of March 2021 and $7.28 billion as of December 2020.

•
Other metrics/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $414 million as of March 2021 and $420 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

149	Goldman Sachs March 2021 Form 10-Q

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

	As of

$ in millions	March 2021	December 2020
Securities Financing Transactions	$34,383	$30,190
Industry
Financial Institutions	33%	39%
Funds	27%	24%
Municipalities & Nonprofit	6%	5%
Sovereign	32%	30%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	35%	33%
EMEA	45%	46%
Asia	20%	21%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	17%	15%
AA	28%	28%
A	37%	40%
BBB	11%	10%
BB or lower	5%	5%
Unrated	2%	2%
Total	100%	100%
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

	As of

$ in millions	March 2021	December 2020
Other Credit Exposures	$50,764	$56,429
Industry
Financial Institutions	85%	85%
Funds	9%	9%
Natural Resources & Utilities	2%	2%
Other (including Special Purpose Vehicles)	4%	4%
Total	100%	100%
Region
Americas	54%	54%
EMEA	34%	35%
Asia	12%	11%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	6%	5%
AA	46%	48%
A	25%	27%
BBB	7%	8%
BB or lower	15%	11%
Unrated	1%	1%
Total	100%	100%
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

Goldman Sachs March 2021 Form 10-Q	150

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
High external funding needs and fiscal policy changes have led to significant depreciation of the Turkish Lira prompting concerns about foreign exchange reserves and economic instability. As of March 2021, our total credit exposure to Turkey was $2.42 billion, which was with non-sovereign
counterparties or borrowers. Such exposure consisted of $1.46 billion related to OTC derivatives, $290 million related to loans and lending commitments and $668 million related to secured receivables. After taking into consideration the benefit of hedges and Turkish corporate and sovereign collateral, and other risk mitigants provided by Turkish counterparties, our net credit exposure was $551 million. In addition, our total market exposure to Turkey as of March 2021 was $228 million, primarily with non-sovereign
issuers or underliers. Such exposure consisted of $319 million related to debt, $(89) million related to credit derivatives and $(2) million related to equities.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist and the country still needs to secure new financial terms with the IMF. As of March 2021, our total credit exposure to Argentina was $147 million, which was with non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. Our total market exposure to Argentina as of March 2021 was not material.
The restructuring of Lebanon’s sovereign debt and sharp currency depreciation have led to concerns about its financial and political stability. As of March 2021, our total credit and market exposure for Lebanon was not material.
Zambia’s sovereign debt default and ongoing liquidity pressures aggravated by the
COVID-19
pandemic have led to concerns about Zambia’s financial stability. As of March 2021, our total credit and market exposure for Zambia was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of March 2021, our total credit and market exposure for Venezuela was not material.
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
Industry Exposures.
The sharp decline in economic activity as a result of the
COVID-19
pandemic has resulted in a significant impact to the gaming and lodging industry. As of March 2021, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $2.27 billion ($669 million of loans and $1.60 billion of lending commitments). Such exposure included $2.23 billion of exposure to non-investment-grade
counterparties ($669 million related to loans and $1.56 billion related to lending commitments), of which 66% was secured. In addition, we extend loans that are secured by hotel properties. As of March 2021, our exposure related to such loans and lending commitments was $1.35 billion and was to non-investment-grade
counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of March 2021, our credit exposure related to derivatives and receivables with gaming and lodging companies was $188 million, which was with non-investment-grade
counterparties. After taking into consideration the benefit of $80 million of hedges, our net credit exposure was $2.38 billion. As of March 2021, our market exposure related to gaming and lodging companies was $(29) million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $(147) million related to debt, $(123) million related to credit derivatives and $241 million related to equities.
Concerns surrounding the
COVID-19
pandemic have resulted in a sharp decline in travel which has significantly impacted the airline industry. As of March 2021, our credit exposure to airline companies related to loans and lending commitments was $1.55 billion ($724 million of loans and $830 million of lending commitments) to non-investment-grade
counterparties, of which 91% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of March 2021, our credit exposure related to derivatives and receivables with airline companies was $88 million ($40 million with investment-grade counterparties and $48 million with non-investment-grade
counterparties). After taking into consideration the benefit of $211 million of hedges, our net credit exposure was $1.43 billion. As of March 2021, our market exposure related to airline companies was $(13) million, which was substantially all to non-investment-grade
issuers or underliers. Such exposure consisted of $238 million related to debt, $(213) million related to credit derivatives and $(38) million related to equities.

151	Goldman Sachs March 2021 Form 10-Q

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

Goldman Sachs March 2021 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Types of Operational Risks
Increased reliance on technology and third-party relationships has resulted in increased operational risks, such as information and cyber security risk, third-party risk and business resilience risk. We manage those risks as follows:
Information and Cyber Security Risk.
Information and cyber security risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cyber security threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. See “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K
for further information about information and cyber security risk.
Third-Party Risk.
Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, reputational, operational or any other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cyber security, resilience and additional third-party dependencies. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K
for further information about third-party risk.
Business Resilience Risk.
Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. We approach BCP through the lens of business and operational resilience. The resilience framework defines the fundamental principles for BCP and crisis management to ensure that critical functions can continue to operate in the event of a disruption. The business continuity program is comprehensive, consistent firmwide and up-to-date,
incorporating new information, techniques and technologies as and when they become available, and our resilience recovery plans incorporate and test specific and measurable recovery time objectives in accordance with local market best practices and regulatory requirements, and under specific scenarios. See “Regulatory and Other Matters — Other Matters” for information about the impact of the
COVID-19
pandemic. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2020
Form 10-K
for further information about business continuity.
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

153	Goldman Sachs March 2021 Form 10-Q

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
quarterly reports on
Form 10-Q
and current reports on
Form 8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to our Investor Relations Department (Investor Relations), are our certificate of incorporation and by-laws,
charters for our Audit, Risk, Compensation, Corporate Governance and Nominating, and Public Responsibilities Committees, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our directors, officers and employees, and our Sustainability Report. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.
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

Goldman Sachs March 2021 Form 10-Q	154

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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2021 debt benchmark issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses (including those related to our planned co-branded
credit card relationship with General Motors), (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our installment loan and credit card businesses, (xvi) the objectives and effectiveness of our BCP strategy, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, (xx) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xxi) our NSFR, (xxii) our expected tax rate, (xxiii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxiv) our expected SCB and
G-SIB
surcharge, (xxv) legal proceedings, governmental investigations or other contingencies, (xxvi) the 1MDB settlements, including the asset recovery guarantee and our remediation activities, (xxvii) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxviii) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxix) the effectiveness of our management of our human capital, including our diversity goals and (xxx) our plans for our people to return to our offices.

155	Goldman Sachs March 2021 Form 10-Q

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
Statements about our investment banking transaction backlog are subject to the risk that such transactions may be modified or may not be completed at all and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.
Statements about the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, and our installment loan and credit card businesses, are subject to the risk that actual growth and savings may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
Statements about planned 2021 debt benchmark issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
Statements about our expected provisions for credit losses (including those related to our planned co-branded
credit card relationship with General Motors) are subject to the risk that actual credit losses may differ and our expectations may change, possibly materially, from that currently anticipated due to, among other things, changes to the composition of our loan portfolio and changes in the economic environment in future periods and our forecasts of future economic conditions, as well as changes in our models, policies and other management judgments.
Statements about our NSFR are based on our current interpretation and expectations of the relevant rules, and reflect significant assumptions about how our NSFR is calculated. The methods used to calculate our NSFR may differ, possibly materially, from those used to calculate our NSFR for future disclosures.
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

Goldman Sachs March 2021 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and
G-SIB
surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements, results of applicable supervisory stress tests and changes to the composition of our balance sheet.
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

157	Goldman Sachs March 2021 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended March 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended March 2021.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January	1,725,281	$281.28	1,723,451	47,970,311
February	4,314,657	$304.88	4,314,657	43,655,654
March	2,670,400	$336.95	2,670,400	40,985,254
Total	8,710,338		8,708,508
In the table above, total shares purchased during January 2021 included 1,830 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
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

Goldman Sachs March 2021 Form 10-Q	158

Item 6.    Exhibits
Exhibits

3.1
Certificate of Designations of The Goldman Sachs Group, Inc. relating to the 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series T (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 26, 2021).

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2021 and March 31, 2020, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020, (iii) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and March 31, 2020, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		May 3, 2021

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		May 3, 2021

159	Goldman Sachs March 2021 Form 10-Q