Form 10-Q
period 2021-06-30
GOLDMAN SACHS GROUP INC
filed 2021-08-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
(212)
902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $.01 per share	GS	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PrA	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PrC	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PrD	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	GS PrJ	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PrK	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.30% Non-Cumulative Preferred Stock, Series N	GS PrN	NYSE

5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE

Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE

Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due 2031 of GS Finance Corp.	GS/31B	NYSE

Medium-Term Notes, Series E, Index-Linked Notes due 2028 of GS Finance Corp.	FRLG	NYSE Arca
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
of the Exchange Act). ☐ Yes ☒ No
As of July 23, 2021, there were 337,097,488 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Goldman Sachs June 2021 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2021	2020	2021	2020
Revenues
Investment banking	$ 3,450	$ 2,733	$ 7,016	$ 4,475
Investment management	1,905	1,635	3,701	3,403
Commissions and fees	833	875	1,906	1,895
Market making	3,274	5,787	9,167	9,469
Other principal transactions	4,297	1,321	8,191	539
Total non-interest revenues	13,759	12,351	29,981	19,781
Interest income	2,939	3,034	5,993	7,784
Interest expense	1,310	2,090	2,882	5,527
Net interest income	1,629	944	3,111	2,257
Total net revenues	15,388	13,295	33,092	22,038
Provision for credit losses	(92)	1,590	(162)	2,527
Operating expenses
Compensation and benefits	5,263	4,478	11,306	7,713
Transaction based	1,125	1,014	2,381	2,044
Market development	115	89	195	242
Communications and technology	371	345	746	666
Depreciation and amortization	520	499	1,018	936
Occupancy	241	233	488	471
Professional fees	344	311	704	658
Other expenses	661	3,445	1,239	4,142
Total operating expenses	8,640	10,414	18,077	16,872
Pre-tax earnings	6,840	1,291	15,177	2,639
Provision for taxes	1,354	918	2,855	1,053
Net earnings	5,486	373	12,322	1,586
Preferred stock dividends	139	176	264	266
Net earnings applicable to common shareholders	$ 5,347	$ 197	$12,058	$ 1,320
Earnings per common share
Basic	$ 15.22	$ 0.53	$ 34.06	$ 3.66
Diluted	$ 15.02	$ 0.53	$ 33.64	$ 3.66
Average common shares
Basic	350.8	355.7	353.6	356.8
Diluted	356.0	355.7	358.4	356.8
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Net earnings	$ 5,486	$ 373	$12,322	$ 1,586
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(16)	(44)	(16)	(61)
Debt valuation adjustment	117	(2,218)	98	696
Pension and postretirement liabilities	–	(4)	7	3
Available-for-sale securities	84	(12)	(544)	505
Other comprehensive income/(loss)	185	(2,278)	(455)	1,143
Comprehensive income/(loss)	$ 5,671	$ (1,905)	$11,867	$ 2,729

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	June 2021	December 2020
Assets
Cash and cash equivalents	$ 240,289	$ 155,842
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	154,123	108,060
Securities borrowed (includes $41,076 and $28,898 at fair value)	196,254	142,160
Customer and other receivables (includes $57 and $82 at fair value)	162,094	121,331
Trading assets (at fair value and includes $74,597 and $69,031 pledged as collateral)	375,917	393,630
Investments (includes $85,021 and $82,778 at fair value, and $13,266 and $13,375 pledged as collateral)	90,727	88,445
Loans (net of allowance of $3,271 and $3,874, and includes $12,516 and $13,625 at fair value)	130,537	116,115
Other assets	37,981	37,445
Total assets	$1,387,922	$1,163,028
Liabilities and shareholders’ equity
Deposits (includes $33,558 and $16,176 at fair value)	$ 306,142	$ 259,962
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	151,692	126,571
Securities loaned (includes $6,301 and $1,053 at fair value)	38,157	21,621
Other secured financings (includes $26,170 and $24,126 at fair value)	27,633	25,755
Customer and other payables	238,697	190,658
Trading liabilities (at fair value)	199,093	153,727
Unsecured short-term borrowings (includes $31,871 and $26,750 at fair value)	61,740	52,870
Unsecured long-term borrowings (includes $44,396 and $40,911 at fair value)	238,930	213,481
Other liabilities (includes $164 and $263 at fair value)	23,948	22,451
Total liabilities	1,286,032	1,067,096
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $9,203 and $11,203	9,203	11,203
Common stock; 906,379,865 and 901,692,039 shares issued, and 337,276,277 and 344,088,725 shares outstanding	9	9
Share-based awards	3,759	3,468
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	56,390	55,679
Retained earnings	124,051	112,947
Accumulated other comprehensive loss	(1,889)	(1,434)
Stock held in treasury, at cost; 569,103,590 and 557,603,316 shares	(89,633)	(85,940)
Total shareholders’ equity	101,890	95,932
Total liabilities and shareholders’ equity	$1,387,922	$1,163,028

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2021 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Preferred stock
Beginning balance	$ 9,203	$ 11,203	$ 11,203	$ 11,203
Issued	675	–	675	350
Redeemed	(675)	–	(2,675)	(350)
Ending balance	9,203	11,203	9,203	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	3,608	3,037	3,468	3,195
Issuance and amortization of share-based awards	219	197	1,978	1,594
Delivery of common stock underlying share-based awards	(7)	(17)	(1,604)	(1,564)
Forfeiture of share-based awards	(61)	(14)	(83)	(22)
Ending balance	3,759	3,203	3,759	3,203
Additional paid-in capital
Beginning balance	56,340	55,621	55,679	54,883
Delivery of common stock underlying share-based awards	63	32	1,653	1,573
Cancellation of share-based awards in satisfaction of withholding tax requirements	(32)	(16)	(969)	(819)
Issuance costs of redeemed preferred stock	19	–	26	–
Other	–	–	1	–
Ending balance	56,390	55,637	56,390	55,637
Retained earnings
Beginning balance, as previously reported	119,210	106,501	112,947	106,465
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	–	–	–	(638)
Beginning balance, adjusted	119,210	106,501	112,947	105,827
Net earnings	5,486	373	12,322	1,586
Accretion of redeemable noncontrolling interests	(65)	–	(65)	–
Dividends and dividend equivalents declared on common stock and share-based awards	(441)	(450)	(889)	(899)
Dividends declared on preferred stock	(119)	(176)	(223)	(265)
Preferred stock redemption premium	(20)	–	(41)	(1)
Ending balance	124,051	106,248	124,051	106,248
Accumulated other comprehensive income/(loss)
Beginning balance	(2,074)	1,937	(1,434)	(1,484)
Other comprehensive income/(loss)	185	(2,278)	(455)	1,143
Ending balance	(1,889)	(341)	(1,889)	(341)
Stock held in treasury, at cost
Beginning balance	(88,632)	(85,929)	(85,940)	(84,006)
Repurchased	(1,000)	–	(3,700)	(1,928)
Reissued	–	–	10	10
Other	(1)	(1)	(3)	(6)
Ending balance	(89,633)	(85,930)	(89,633)	(85,930)
Total shareholders’ equity	$101,890	$ 90,029	$101,890	$ 90,029

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

$ in millions	2021	2020
Cash flows from operating activities
Net earnings	$ 12,322	$ 1,586
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,018	936
Share-based compensation	1,961	1,580
Gain related to extinguishment of unsecured borrowings	–	(1)
Provision for credit losses	(162)	2,527
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	7,272	(7,490)
Collateralized transactions (excluding other secured financings), net	(58,500)	(79,763)
Trading assets	17,387	(38,234)
Trading liabilities	45,064	53,472
Loans held for sale, net	435	2,026
Other, net	(11,513)	(1,317)
Net cash provided by/(used for) operating activities	15,284	(64,678)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,665)	(3,908)
Proceeds from sales of property, leasehold improvements and equipment	735	822
Purchase of investments	(19,716)	(28,287)
Proceeds from sales and paydowns of investments	23,569	15,643
Loans (excluding loans held for sale), net	(13,631)	(12,699)
Net cash used for investing activities	(11,708)	(28,429)
Cash flows from financing activities
Unsecured short-term borrowings, net	7,513	5,449
Other secured financings (short-term), net	2,992	4,250
Proceeds from issuance of other secured financings (long-term)	2,879	3,813
Repayment of other secured financings (long-term), including the current portion	(1,500)	(997)
Purchase of Trust Preferred securities	–	(11)
Proceeds from issuance of unsecured long-term borrowings	52,897	32,099
Repayment of unsecured long-term borrowings, including the current portion	(23,136)	(28,704)
Derivative contracts with a financing element, net	302	249
Deposits, net	46,334	79,525
Preferred stock redemption	(2,675)	(350)
Common stock repurchased	(3,700)	(1,928)
Settlement of share-based awards in satisfaction of withholding tax requirements	(970)	(820)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,111)	(1,164)
Proceeds from issuance of preferred stock, net of issuance costs	675	349
Other financing, net	371	400
Net cash provided by financing activities	80,871	92,160
Net increase/(decrease) in cash and cash equivalents	84,447	(947)
Cash and cash equivalents, beginning balance	155,842	133,546
Cash and cash equivalents, ending balance	$240,289	$132,599
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 3,023	$ 5,855
Cash payments for income taxes, net	$ 3,299	$ 773
See Notes 12 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2021 Form 10-Q	4

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
All references to June 2021, March 2021 and June 2020 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2021, March 31, 2021 and June 30, 2020, respectively. All references to December 2020 refer to the date December 31, 2020. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
In the fourth quarter of 2020, brokerage, clearing, exchange and distribution fees was renamed transaction based and additionally includes expenses resulting from completed transactions, which are directly related to client revenues. Such expenses were previously reported in other expenses. Previously reported amounts have been conformed to the current presentation.

5	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	6

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment Funds.
The firm has formed investment funds with third-party investors. These funds are typically organized as limited partnerships or limited liability companies for which the firm acts as general partner or manager. Generally, the firm does not hold a majority of the economic interests in these funds. These funds are usually voting interest entities and generally are not consolidated because third-party investors typically have rights to terminate the funds or to remove the firm as general partner or manager. Investments in these funds are generally measured at net asset value (NAV) and are included in investments. See Notes 8, 18 and 22 for further information about investments in fund
s
.
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
Revenue Recognition
Financial Assets and Liabilities at Fair Value.
Trading assets and liabilities and certain investments are carried at fair value either under the fair value option or in accordance with other U.S. GAAP. In addition, the firm has elected to account for certain of its loans and other financial assets and liabilities at fair value by electing the fair value option. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. Fair value gains or losses are generally included in market making or other principal transactions. See Note 4 for further information about fair value measurements.
Revenue from Contracts with Clients.
The firm recognizes revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients), when the performance obligations related to the underlying transaction are completed.
Revenues from contracts with clients represent approximately 40% of total non-interest
revenues for both the three and six months ended June 2021 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately
40% of total
non-interest
revenues for the three months ended June 2020 and

approximately
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

7	Goldman Sachs June 2021 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2021, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2028. Annual revenues associated with such performance obligations average less than $250 million through 2028.
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

Goldman Sachs June 2021 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $17.34 billion as of June 2021 and $11.95 billion as of December 2020. Cash and cash equivalents also included interest-bearing deposits with banks of $222.95 billion as of June 2021 and $143.89 billion as of December 2020.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $23.38 billion as of June 2021 and $24.52 billion as of December 2020. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $104.23 billion as of June 2021 and $82.39 billion as of December 2020, and receivables from brokers, dealers and clearing organizations of $57.86 billion as of June 2021 and $38.94 billion as of December 2020. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2021 and December 2020. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.08 billion as of June 2021 and $2.60 billion as of December 2020. As of both June 2021 and December 2020 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $217.74 billion as of June 2021 and $183.57 billion as of December 2020, and payables to brokers, dealers and clearing organizations of $20.96 billion as of June 2021 and $7.09 billion as of December 2020. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2021 and December 2020. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	10

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
,
“Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The firm adopted these ASUs upon issuance and elected to apply the relief available to certain modified derivatives. The adoption of these ASUs did not have a material impact on the firm’s consolidated financial statements.
Note 4.
Fair Value Measurements
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. The firm measures certain financial assets and liabilities as a portfolio (i.e., based on its net exposure to market and/or credit risk
s
).
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

11	Goldman Sachs June 2021 Form 10-Q

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

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs June 2021 Form 10-Q	12

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

13	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	14

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
Valuation Adjustments.
Valuation adjustments are integral to determining the fair value of derivative portfolios and are used to adjust the mid-market
valuations produced by derivative pricing models to the exit price valuation. These adjustments incorporate bid/offer spreads, the cost of liquidity, and credit and funding valuation adjustments, which account for the credit and funding risk inherent in the uncollateralized portion of derivative portfolios. The firm also makes funding valuation adjustments to collateralized derivatives where the terms of the agreement do not permit the firm to deliver or repledge collateral received. Market-based inputs are generally used when calibrating valuation adjustments to market-clearing levels.
In addition, for derivatives that include significant unobservable inputs, the firm makes model or exit price adjustments to account for the valuation uncertainty present in the transaction.
Valuation Techniques and Significant Inputs for Other Financial Instruments at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include resale and repurchase agreements; certain securities borrowed and loaned transactions; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including transfers of assets accounted for as financings; certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments; and certain other liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial instruments are described below.
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

15	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities carried at fair value.

	As of

$ in millions	June 2021	March 2021	December 2020
Total level 1 financial assets	$ 256,699	$ 253,650	$ 263,999
Total level 2 financial assets	446,055	428,190	410,275
Total level 3 financial assets	25,623	26,893	26,305
Investments in funds at NAV	3,988	3,758	3,664
Counterparty and cash collateral netting	(63,655)	(64,740)	(77,170)
Total financial assets at fair value	$ 668,710	$ 647,751	$ 627,073
Total assets	$1,387,922	$1,301,548	$1,163,028
Total level 3 financial assets divided by:
Total assets	1.8%	2.1%	2.3%
Total financial assets at fair value	3.8%	4.2%	4.2%
Total level 1 financial liabilities	$ 133,781	$ 133,542	$ 85,120
Total level 2 financial liabilities	378,188	350,494	331,824
Total level 3 financial liabilities	33,405	33,192	32,930
Counterparty and cash collateral netting	(52,129)	(53,163)	(60,297)
Total financial liabilities at fair value	$ 493,245	$ 464,065	$ 389,577
Total liabilities	$1,286,032	$1,203,884	$1,067,096
Total level 3 financial liabilities divided by:
Total liabilities	2.6%	2.8%	3.1%
Total financial liabilities at fair value	6.8%	7.2%	8.5%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of

$ in millions	June 2021	March 2021	December 2020
Trading assets:
Trading cash instruments	$ 1,304	$ 1,373	$ 1,237
Derivatives	5,758	5,940	5,967
Investments	16,332	17,049	16,423
Loans	2,229	2,531	2,678
Total	$ 25,623	$ 26,893	$ 26,305
Level 3 financial assets as of June 2021 decreased compared with March 2021, primarily reflecting a decrease in level 3 investments, loans and derivatives. Level 3 financial assets as of June 2021 decreased compared with December 2020, primarily reflecting a decrease in level 3 loans and derivatives. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
Note 5.
Trading Assets and Liabilities
Trading assets and liabilities include trading cash instruments and derivatives held in connection with the firm’s market-making or risk management activities. These assets and liabilities are carried at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are generally recognized in the consolidated statements of earnings.
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of June 2021
Trading cash instruments	$309,565	$150,399
Derivatives	66,352	48,694
Total	$375,917	$199,093
As of December 2020
Trading cash instruments	$324,049	$ 95,136
Derivatives	69,581	58,591
Total	$393,630	$153,727
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Interest rates	$ 920	$1,315	$ (323)	$2,052
Credit	310	1,151	1,162	2,993
Currencies	(108)	42	2,742	(693)
Equities	1,540	1,931	4,318	3,631
Commodities	612	1,348	1,268	1,486
Total	$3,274	$5,787	$9,167	$9,469
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

Goldman Sachs June 2021 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 6.
Trading Cash Instruments

Trading cash instruments consists of instruments held in connection with the firm’s market-making or risk management activities. These instruments are carried at fair value and the related fair value gains and losses are recognized in the consolidated statements of earnings.
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2021
Assets
Government and agency obligations:
U.S.	$ 69,578	$ 25,725	$ 51	$ 95,354
Non-U.S.	52,410	15,859	5	68,274
Loans and securities backed by:
Commercial real estate	–	1,145	96	1,241
Residential real estate	–	7,525	130	7,655
Corporate debt instruments	572	36,348	891	37,811
State and municipal obligations	–	238	–	238
Other debt obligations	258	2,206	53	2,517
Equity securities	85,859	2,542	78	88,479
Commodities	–	7,996	–	7,996
Total	$ 208,677	$ 99,584	$1,304	$ 309,565
Liabilities
Government and agency obligations:
U.S.	$ (29,090)	$ (65)	$ –	$ (29,155)
Non-U.S.	(36,951)	(3,092)	–	(40,043)
Loans and securities backed by:
Commercial real estate	–	(40)	–	(40)
Residential real estate	–	(3)	–	(3)
Corporate debt instruments	(57)	(12,663)	(47)	(12,767)
Other debt obligations	–	–	(1)	(1)
Equity securities	(67,612)	(722)	(30)	(68,364)
Commodities	–	(26)	–	(26)
Total	$(133,710)	$ (16,611)	$ (78)	$(150,399)
As of December 2020
Assets
Government and agency obligations:
U.S.	$ 93,670	$ 44,863	$ –	$ 138,533
Non-U.S.	46,147	11,261	15	57,423
Loans and securities backed by:
Commercial real estate	–	597	203	800
Residential real estate	–	6,948	131	7,079
Corporate debt instruments	915	29,639	797	31,351
State and municipal obligations	–	200	–	200
Other debt obligations	338	1,055	19	1,412
Equity securities	75,300	2,505	72	77,877
Commodities	–	9,374	–	9,374
Total	$ 216,370	$106,442	$1,237	$ 324,049
Liabilities
Government and agency obligations:
U.S.	$ (16,880)	$ (13)	$ –	$ (16,893)
Non-U.S.	(22,092)	(1,792)	–	(23,884)
Loans and securities backed by:
Commercial real estate	–	(17)	(1)	(18)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,970)	(50)	(8,022)
State and municipal obligations	–	(5)	–	(5)
Other debt obligations	–	–	(2)	(2)
Equity securities	(45,734)	(550)	(27)	(46,311)
Total	$ (84,708)	$ (10,348)	$ (80)	$ (95,136)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

•
Corporate debt instruments includes corporate loans, debt securities, convertible debentures, prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases.

•	Other debt obligations includes other asset-backed securities and money market instruments.

•	Equity securities includes public equities and exchange-traded funds.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of trading cash instruments. See Note 7 for information about hedging activities for precious metals included in commodities and accounted for at the lower of cost or net realizable value. These precious metals are designated in a fair value hedging relationship, and therefore their carrying value equals fair value.
Significant Unobservable Inputs
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instruments.

	As of June 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$96		$203
Yield	6.7% to 24.6%	17%	1.7% to 22.0%	9.0%
Recovery rate	11.8% to 92.3%	54%	5.1% to 94.9%	57.7%
Duration (years)	0.2 to 4.2	2.3	1.1 to 9.1	5.0
Loans and securities backed by residential real estate
Level 3 assets	$130		$131
Yield	1.0% to 36.5%	9.6%	0.6% to 15.7%	6.3%
Cumulative loss rate	1.2% to 40.0%	18.1%	3.4% to 45.6%	20.8%
Duration (years)	0.5 to 11.9	6.0	0.9 to 16.1	6.5
Corporate debt instruments
Level 3 assets	$891		$797
Yield	1.9% to 25.5%	9.8%	0.6% to 30.6%	9.5%
Recovery rate	0.0% to 69.8%	56.5%	0.0% to 73.6%	58.7%
Duration (years)	1.6 to 13.8	4.3	0.3 to 25.5	4.0
Level 3 government and agency obligations, other debt obligations and equity securities were not material as of both June 2021 and December 2020, and therefore are not included in the table above.

17	Goldman Sachs June 2021 Form 10-Q

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2021 and December 2020. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Total trading cash instrument assets
Beginning balance	$1,373	$1,234	$1,237	$1,242
Net realized gains/(losses)	23	17	42	68
Net unrealized gains/(losses)	10	(40)	16	(190)
Purchases	275	306	647	609
Sales	(284)	(212)	(401)	(320)
Settlements	(100)	(42)	(208)	(183)
Transfers into level 3	148	695	181	761
Transfers out of level 3	(141)	(154)	(210)	(183)
Ending balance	$1,304	$1,804	$1,304	$1,804
Total trading cash instrument liabilities
Beginning balance	$ (106)	$ (194)	$ (80)	$ (273)
Net realized gains/(losses)	2	(1)	4	–
Net unrealized gains/(losses)	(2)	15	–	105
Purchases	35	21	28	40
Sales	(27)	(15)	(39)	(22)
Settlements	20	5	10	1
Transfers into level 3	(5)	(8)	(4)	(10)
Transfers out of level 3	5	21	3	3
Ending balance	$ (78)	$ (156)	$ (78)	$ (156)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs June 2021 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Loans and securities backed by commercial real estate
Beginning balance	$ 115	$ 130	$ 203	$ 191
Net realized gains/(losses)	2	2	5	13
Net unrealized gains/(losses)	(3)	(9)	(9)	(33)
Purchases	10	20	7	79
Sales	(13)	–	(37)	(13)
Settlements	(5)	(6)	(13)	(57)
Transfers into level 3	5	294	19	255
Transfers out of level 3	(15)	(1)	(79)	(5)
Ending balance	$ 96	$ 430	$ 96	$ 430
Loans and securities backed by residential real estate
Beginning balance	$ 204	$ 251	$ 131	$ 231
Net realized gains/(losses)	4	3	8	7
Net unrealized gains/(losses)	9	2	10	11
Purchases	4	5	21	41
Sales	(76)	(89)	(42)	(68)
Settlements	(7)	(7)	(9)	(24)
Transfers into level 3	12	181	31	178
Transfers out of level 3	(20)	(39)	(20)	(69)
Ending balance	$ 130	$ 307	$ 130	$ 307
Corporate debt instruments
Beginning balance	$ 918	$ 719	$ 797	$ 692
Net realized gains/(losses)	12	9	26	35
Net unrealized gains/(losses)	3	(23)	20	(137)
Purchases	215	140	554	303
Sales	(164)	(93)	(287)	(175)
Settlements	(77)	(20)	(151)	(85)
Transfers into level 3	65	138	35	235
Transfers out of level 3	(81)	(106)	(103)	(104)
Ending balance	$ 891	$ 764	$ 891	$ 764
Other
Beginning balance	$ 136	$ 134	$ 106	$ 128
Net realized gains/(losses)	5	3	3	13
Net unrealized gains/(losses)	1	(10)	(5)	(31)
Purchases	46	141	65	186
Sales	(31)	(30)	(35)	(64)
Settlements	(11)	(9)	(35)	(17)
Transfers into level 3	66	82	96	93
Transfers out of level 3	(25)	(8)	(8)	(5)
Ending balance	$ 187	$ 303	$ 187	$ 303
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended June 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $33 million (reflecting $23 million of net realized gains and $10 million of net unrealized gains) for the three months ended June 2021 included gains/(losses) of $(2) million reported in market making and $35 million reported in interest income.
The drivers of net unrealized gains on level 3 trading cash instrument assets for the three months ended June 2021 were not material.
The drivers of transfers into level 3 trading cash instrument assets during the three months ended June 2021 were not material.
The drivers of transfers out of level 3 trading cash instrument assets during the three months ended June 2021 were not material.
Six Months Ended June 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $58 million (reflecting $42 million of net realized gains and $16 million of net unrealized gains) for the six months ended June 2021 included gains/(losses) of $(10) million reported in market making and $68 million reported in interest income.
The drivers of net unrealized gains on level 3 trading cash instrument assets for the six months ended June 2021 were not material.
The drivers of transfers into level 3 trading cash instrument assets during the six months ended June 2021 were not material.
Transfers out of level 3 trading cash instrument assets during the six months ended June 2021 primarily reflected transfers of certain corporate debt instruments and loans and securities backed by commercial real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Transfers into level 3 trading cash instrument assets during the three months ended June 2020 primarily reflected transfers of certain loans and securities backed by commercial and residential real estate and corporate debt instruments from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the three months ended June 2020 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).

19	Goldman Sachs June 2021 Form 10-Q

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
The net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2020 primarily reflected losses on corporate debt instruments (principally reflecting the impact of wider credit spreads).
Transfers into level 3 trading cash instrument assets during the six months ended June 2020 primarily reflected transfers of certain loans and securities backed by commercial and residential real estate and corporate debt instruments from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the six months ended June 2020 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments and increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Risk Management.
The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument
basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure of certain fixed-rate unsecured borrowings and deposits, foreign exchange risk of certain available-for-sale
securities and the net investment in certain
non-U.S.
operations, and the price risk of certain commodities.
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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For each of the three and six months ended June 2021 and June 2020, substantially all of the firm’s derivatives were included in the Global Markets segment.

Goldman Sachs June 2021 Form 10-Q	20

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

	As of June 2021		As of December 2020

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 424	$ 471	$ 665	$ 660
OTC-cleared	14,991	13,594	18,832	16,809
Bilateral OTC	257,863	229,507	337,998	304,370
Total interest rates	273,278	243,572	357,495	321,839
OTC-cleared	5,317	5,745	4,137	4,517
Bilateral OTC	12,108	11,159	12,418	11,551
Total credit	17,425	16,904	16,555	16,068
Exchange-traded	592	30	133	22
OTC-cleared	329	371	401	631
Bilateral OTC	79,205	76,417	101,830	102,676
Total currencies	80,126	76,818	102,364	103,329
Exchange-traded	6,554	6,836	4,476	4,177
OTC-cleared	367	313	195	187
Bilateral OTC	18,084	18,975	9,320	13,691
Total commodities	25,005	26,124	13,991	18,055
Exchange-traded	34,480	35,011	29,006	31,944
OTC-cleared	7	5	–	–
Bilateral OTC	43,939	47,550	47,867	49,072
Total equities	78,426	82,566	76,873	81,016
Subtotal	474,260	445,984	567,278	540,307
Accounted for as hedges
OTC-cleared	–	–	1	–
Bilateral OTC	1,098	–	1,346	–
Total interest rates	1,098	–	1,347	–
OTC-cleared	11	21	–	87
Bilateral OTC	110	290	4	372
Total currencies	121	311	4	459
Subtotal	1,219	311	1,351	459
Total gross fair value	$ 475,479	$ 446,295	$ 568,629	$ 540,766
Offset in the consolidated balance sheets
Exchange-traded	$ (36,292)	$ (36,292)	$ (29,549)	$ (29,549)
OTC-cleared	(19,452)	(19,452)	(21,315)	(21,315)
Bilateral OTC	(291,186)	(291,186)	(372,142)	(372,142)
Counterparty netting	(346,930)	(346,930)	(423,006)	(423,006)
OTC-cleared	(1,321)	(486)	(1,926)	(720)
Bilateral OTC	(60,876)	(50,185)	(74,116)	(58,449)
Cash collateral netting	(62,197)	(50,671)	(76,042)	(59,169)
Total amounts offset	$(409,127)	$(397,601)	$(499,048)	$(482,175)
Included in the consolidated balance sheets
Exchange-traded	$ 5,758	$ 6,056	$ 4,731	$ 7,254
OTC-cleared	249	111	325	196
Bilateral OTC	60,345	42,527	64,525	51,141
Total	$ 66,352	$ 48,694	$ 69,581	$ 58,591
Not offset in the consolidated balance sheets
Cash collateral	$ (614)	$ (1,501)	$ (979)	$ (2,427)
Securities collateral	(16,249)	(7,510)	(17,297)	(9,943)
Total	$ 49,489	$ 39,683	$ 51,305	$ 46,221

	Notional Amounts as of
$ in millions	June 2021	December 2020
Not accounted for as hedges
Exchange-traded	$ 3,580,979	$ 3,722,558
OTC-cleared	16,456,302	13,789,571
Bilateral OTC	12,395,407	11,076,460
Total interest rates	32,432,688	28,588,589
Exchange-traded	43	–
OTC-cleared	584,383	515,197
Bilateral OTC	565,326	558,813
Total credit	1,149,752	1,074,010
Exchange-traded	17,881	7,413
OTC-cleared	177,166	157,687
Bilateral OTC	6,538,109	6,041,663
Total currencies	6,733,156	6,206,763
Exchange-traded	308,636	242,193
OTC-cleared	2,010	2,315
Bilateral OTC	224,315	206,253
Total commodities	534,961	450,761
Exchange-traded	1,204,111	948,937
OTC-cleared	179	–
Bilateral OTC	1,312,771	1,126,572
Total equities	2,517,061	2,075,509
Subtotal	43,367,618	38,395,632
Accounted for as hedges
OTC-cleared	203,427	182,311
Bilateral OTC	5,507	6,641
Total interest rates	208,934	188,952
OTC-cleared	2,164	1,767
Bilateral OTC	18,242	14,055
Total currencies	20,406	15,822
Exchange-traded	2,086	–
Total commodities	2,086	–
Subtotal	231,426	204,774
Total notional amounts	$43,599,044	$38,600,406
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $18.04 billion as of June 2021 and $20.60 billion as of December 2020, and derivative liabilities of $17.49 billion as of June 2021 and $22.98 billion as of December 2020, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

21	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2021
Assets
Interest rates	$ 177	$ 273,265	$ 934	$ 274,376
Credit	1	14,210	3,214	17,425
Currencies	–	80,033	214	80,247
Commodities	–	24,265	740	25,005
Equities	17	76,931	1,478	78,426
Gross fair value	195	468,704	6,580	475,479
Counterparty netting in levels	–	(344,650)	(822)	(345,472)
Subtotal	$ 195	$ 124,054	$ 5,758	$ 130,007
Cross-level counterparty netting				(1,458)
Cash collateral netting				(62,197)
Net fair value				$ 66,352
Liabilities
Interest rates	$ (6)	$(242,940)	$ (626)	$(243,572)
Credit	–	(15,440)	(1,464)	(16,904)
Currencies	–	(76,681)	(448)	(77,129)
Commodities	–	(25,650)	(474)	(26,124)
Equities	(65)	(79,500)	(3,001)	(82,566)
Gross fair value	(71)	(440,211)	(6,013)	(446,295)
Counterparty netting in levels	–	344,650	822	345,472
Subtotal	$ (71)	$ (95,561)	$(5,191)	$(100,823)
Cross-level counterparty netting				1,458
Cash collateral netting				50,671
Net fair value				$ (48,694)
As of December 2020
Assets
Interest rates	$ 297	$ 357,568	$ 977	$ 358,842
Credit	–	13,104	3,451	16,555
Currencies	–	102,221	147	102,368
Commodities	–	13,285	706	13,991
Equities	75	75,054	1,744	76,873
Gross fair value	372	561,232	7,025	568,629
Counterparty netting in levels	(135)	(420,685)	(1,058)	(421,878)
Subtotal	$ 237	$ 140,547	$ 5,967	$ 146,751
Cross-level counterparty netting				(1,128)
Cash collateral netting				(76,042)
Net fair value				$ 69,581
Liabilities
Interest rates	$(229)	$ (320,900)	$ (710)	$ (321,839)
Credit	–	(14,395)	(1,673)	(16,068)
Currencies	–	(103,303)	(485)	(103,788)
Commodities	–	(17,649)	(406)	(18,055)
Equities	(318)	(78,122)	(2,576)	(81,016)
Gross fair value	(547)	(534,369)	(5,850)	(540,766)
Counterparty netting in levels	135	420,685	1,058	421,878
Subtotal	$(412)	$ (113,684)	$ (4,792)	$ (118,888)
Cross-level counterparty netting				1,128
Cash collateral netting				59,169
Net fair value				$ (58,591)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

	As of June 2021		As of December 2020
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$308		$267
Correlation	22% to 81%	62%/60%	(8)% to 81%	56%/60%
Volatility (bps)	31 to 150	64/54	31 to 150	65/53
Credit, net	$1,750		$1,778
Credit spreads (bps)	2 to 568	100/78	2 to 699	109/74
Upfront credit points	6 to 100	44/30	7 to 90	40/30
Recovery rates	20% to 90%	53%/40%	25% to 90%	46%/40%
Currencies, net	$(234)		$(338)
Correlation	20% to 70%	39%/41%	20% to 70%	39%/41%
Volatility	18% to 19%	18%/18%	18% to 18%	18%/18%
Commodities, net	$266		$300
Volatility	15% to 75%	32%/31%	15% to 87%	32%/30%
Natural gas spread	$(1.59) to $3.92	$(0.12)/ $(0.07)	$(1.00) to $2.13	$(0.13)/ $(0.09)
Oil spread	$7.62 to $12.53	$9.55/ $9.13	$8.30 to $11.20	$9.73/ $9.55
Electricity price	$15.37 to $67.44	$33.55/ $33.16	N/A	N/A
Equities, net	$(1,523)		$(832)
Correlation	(70)% to 100%	54%/58%	(70)% to 100%	52%/55%
Volatility	3% to 154%	18%/16%	3% to 129%	14%/7%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs June 2021 Form 10-Q	22

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

•
The fair value of any one instrument may be determined using multiple valuation techniques. For example, option pricing models and discounted cash flow models are typically used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

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

23	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2021	2020	2021	2020
Total level 3 derivatives, net
Beginning balance	$ 645	$1,660	$1,175	$ 25
Net realized gains/(losses)	119	70	73	136
Net unrealized gains/(losses)	(408)	(76)	(458)	2,110
Purchases	29	157	134	326
Sales	(294)	(264)	(756)	(516)
Settlements	568	1,557	509	945
Transfers into level 3	(260)	(17)	(181)	(36)
Transfers out of level 3	168	(27)	71	70
Ending balance	$ 567	$3,060	$ 567	$3,060
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2021	2020	2021	2020
Interest rates, net
Beginning balance	$ 319	$ 266	$ 267	$ 89
Net realized gains/(losses)	33	1	56	15
Net unrealized gains/(losses)	(42)	(12)	97	170
Purchases	–	19	2	21
Sales	(33)	(8)	(55)	(17)
Settlements	60	26	6	23
Transfers into level 3	(1)	6	2	8
Transfers out of level 3	(28)	13	(67)	2
Ending balance	$ 308	$ 311	$ 308	$ 311
Credit, net
Beginning balance	$ 1,875	$ 2,518	$ 1,778	$ 1,877
Net realized gains/(losses)	5	14	(14)	(1)
Net unrealized gains/(losses)	18	(152)	29	366
Purchases	10	44	8	75
Sales	(26)	(47)	(28)	(52)
Settlements	6	101	49	41
Transfers into level 3	(82)	(94)	(36)	10
Transfers out of level 3	(56)	(57)	(36)	11
Ending balance	$ 1,750	$ 2,327	$ 1,750	$ 2,327
Currencies, net
Beginning balance	$ (289)	$ 61	$ (338)	$ (211)
Net realized gains/(losses)	28	6	28	(4)
Net unrealized gains/(losses)	(169)	(53)	(90)	17
Purchases	1	9	4	9
Sales	(30)	(5)	(36)	(5)
Settlements	272	(106)	245	105
Transfers into level 3	(57)	(1)	(70)	(3)
Transfers out of level 3	10	(5)	23	(2)
Ending balance	$ (234)	$ (94)	$ (234)	$ (94)
Commodities, net
Beginning balance	$ 212	$ 388	$ 300	$ 247
Net realized gains/(losses)	9	5	(59)	7
Net unrealized gains/(losses)	135	49	129	154
Purchases	4	2	16	32
Sales	(2)	(2)	(8)	(5)
Settlements	(67)	(84)	(84)	(57)
Transfers into level 3	(3)	(18)	(17)	(30)
Transfers out of level 3	(22)	(9)	(11)	(17)
Ending balance	$ 266	$ 331	$ 266	$ 331
Equities, net
Beginning balance	$(1,472)	$(1,573)	$ (832)	$(1,977)
Net realized gains/(losses)	44	44	62	119
Net unrealized gains/(losses)	(350)	92	(623)	1,403
Purchases	14	83	104	189
Sales	(203)	(202)	(629)	(437)
Settlements	297	1,620	293	833
Transfers into level 3	(117)	90	(60)	(21)
Transfers out of level 3	264	31	162	76
Ending balance	$(1,523)	$ 185	$(1,523)	$ 185
Level 3 Rollforward Commentary
Three Months Ended June 2021.
The net realized and unrealized losses on level 3 derivatives of $289 million (reflecting $119 million of net realized gains and $408 million of net unrealized losses) for the three months ended June 2021 included gains/(losses) of $(307) million reported in market making and $18 million reported in other principal transactions.

Goldman Sachs June 2021 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized losses on level 3 derivatives for the three months ended June 2021 were primarily attributable to losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices) and losses on certain currency derivatives (primarily reflecting the impact of changes in foreign exchange rates), partially offset by gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices).
Transfers into level 3 derivatives during the three months ended June 2021 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain volatility inputs used to value these derivatives) and transfers of certain credit derivative liabilities from level 2 (principally due to certain unobservable credit spread inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the three months ended June 2021 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives).
Six Months Ended June 2021.
The net realized and unrealized losses on level 3 derivatives of $385 million (reflecting $73 million of net realized gains and $458 million of net unrealized losses) for the six months ended June 2021 included gains/(losses) of $(407) million reported in market making and $22 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the six months ended June 2021 were primarily attributable to losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices), partially offset by gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices).
The drivers of transfers into level 3 derivatives during the six months ended June 2021 were not material.
Transfers out of level 3 derivatives during the six months ended June 2021 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives), partially offset by transfers of certain interest rate derivative assets to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives).
Three Months Ended June 2020.
The net realized and unrealized losses on level 3 derivatives of $6 million (reflecting $70 million of net realized gains and $76 million of net unrealized losses) for the three months ended June 2020 included gains/(losses) of $55 million reported in market making and $(61) million reported in other principal transactions.
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
Six Months Ended June 2020.
The net realized and unrealized gains on level 3 derivatives of $2.25 billion (reflecting $136 million of net realized gains and $2.11 billion of net unrealized gains) for the six months ended June 2020 included gains/(losses) of $2.29 billion reported in market making and $(45) million reported in other principal transactions.
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

25	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2021
Assets
Interest rates	$ 6,045	$14,080	$62,553	$ 82,678
Credit	1,645	2,376	3,046	7,067
Currencies	13,930	6,595	6,832	27,357
Commodities	7,222	4,150	459	11,831
Equities	8,111	11,005	2,833	21,949
Counterparty netting in tenors	(3,767)	(3,367)	(2,613)	(9,747)
Subtotal	$33,186	$34,839	$73,110	$141,135
Cross-tenor counterparty netting				(18,344)
Cash collateral netting				(62,197)
Total OTC derivative assets				$ 60,594
Liabilities
Interest rates	$ 4,624	$10,615	$36,588	$ 51,827
Credit	1,513	3,262	1,771	6,546
Currencies	14,269	5,522	5,010	24,801
Commodities	5,989	3,426	3,253	12,668
Equities	8,384	13,621	3,553	25,558
Counterparty netting in tenors	(3,767)	(3,367)	(2,613)	(9,747)
Subtotal	$31,012	$33,079	$47,562	$111,653
Cross-tenor counterparty netting				(18,344)
Cash collateral netting				(50,671)
Total OTC derivative liabilities				$ 42,638
As of December 2020
Assets
Interest rates	$ 8,913	$20,145	$74,893	$103,951
Credit	822	3,270	3,302	7,394
Currencies	13,887	7,400	9,303	30,590
Commodities	2,998	1,466	488	4,952
Equities	12,182	12,590	1,807	26,579
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,839	$40,413	$86,611	$161,863
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(76,042)
Total OTC derivative assets				$ 64,850
Liabilities
Interest rates	$ 5,687	$11,967	$49,301	$ 66,955
Credit	1,268	3,462	2,177	6,907
Currencies	18,770	7,575	5,775	32,120
Commodities	3,455	1,545	4,315	9,315
Equities	9,702	14,095	3,986	27,783
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,919	$34,186	$62,372	$131,477
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(59,169)
Total OTC derivative liabilities				$ 51,337
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs June 2021 Form 10-Q	26

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
As of June 2021, written credit derivatives had a total gross notional amount of $553.09 billion and purchased credit derivatives had a total gross notional amount of $597.83 billion, for total net notional purchased protection of $44.74 billion. As of December 2020, written credit derivatives had a total gross notional amount of $515.85 billion and purchased credit derivatives had a total gross notional amount of $558.18 billion, for total net notional purchased protection of $42.33 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$105,146	$ 9,126	$1,600	$ 4,052	$119,924
1 – 5 years	355,832	20,831	5,693	2,531	384,887
Greater than 5 years	42,588	5,391	234	67	48,280
Total	$503,566	$35,348	$7,527	$ 6,650	$553,091
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$439,352	$24,603	$6,772	$ 5,637	$476,364
Other	$107,788	$10,195	$2,859	$ 628	$121,470
Fair Value of Written Credit Derivatives
Asset	$ 11,557	$ 966	$ 262	$ 39	$ 12,824
Liability	925	1,161	307	1,825	4,218
Net asset/(liability)	$ 10,632	$ (195)	$ (45)	$(1,786)	$ 8,606
As of December 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 96,049	$ 5,826	$ 450	$ 2,403	$104,728
1 – 5 years	331,145	17,913	8,801	4,932	362,791
Greater than 5 years	44,132	3,839	272	88	48,331
Total	$471,326	$27,578	$9,523	$ 7,423	$515,850
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$407,315	$19,822	$8,679	$ 7,091	$442,907
Other	$103,604	$ 7,272	$3,619	$ 776	$115,271
Fair Value of Written Credit Derivatives
Asset	$ 10,302	$ 638	$ 256	$ 118	$ 11,314
Liability	1,112	1,119	387	2,001	4,619
Net asset/(liability)	$ 9,190	$ (481)	$ (131)	$ (1,883)	$ 6,695
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

27	Goldman Sachs June 2021 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
CVA, net of hedges	$45	$(322)	$(63)	$ (51)
FVA, net of hedges	25	580	37	(179)
Total	$70	$ 258	$(26)	$(230)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	June 2021	December 2020
Fair value of assets	$ 1,061	$ 1,450
Fair value of liabilities	(1,285)	(1,220)
Net asset/(liability)	$ (224)	$ 230
Notional amount	$11,856	$12,548
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	June 2021	December 2020
Net derivative liabilities under bilateral agreements	$33,896	$43,368
Collateral posted	$27,986	$35,296
Additional collateral or termination payments:
One-notch downgrade	$ 283	$ 481
Two-notch downgrade	$ 1,074	$ 1,388
Hedge Accounting
The firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings and certain fixed-rate certificates of deposit, (ii) foreign exchange forward contracts used to manage the foreign exchange risk of certain available-for-sale
securities, (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign currency exposures on the firm’s net investment in certain
non-U.S.
operations and (iv) commodity futures contracts used to manage the price risk of certain commodities.
To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.
Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate or Overnight Index Swap Rate), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.
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

Goldman Sachs June 2021 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For qualifying interest rate fair value hedges, gains or losses on derivatives are included in interest expense. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value (hedging adjustment) and is also included in interest expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized to interest expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense.
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged borrowings and deposits, and total interest expense.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Interest rate hedges	$ 1,475	$ 353	$(3,930)	$ 6,939
Hedged borrowings and deposits	$(1,559)	$ (564)	$ 3,626	$(7,243)
Interest expense	$ 1,310	$2,090	$ 2,882	$ 5,527
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2021
Deposits	$ 15,707	$ 456
Unsecured short-term borrowings	$ 2,474	$ 21
Unsecured long-term borrowings	$134,135	$ 8,217
As of December 2020
Deposits	$ 17,303	$ 649
Unsecured short-term borrowings	$ 5,976	$ 53
Unsecured long-term borrowings	$115,242	$11,624
In the table above, cumulative hedging adjustment included $6.34 billion as of both June 2021 and December 2020 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $221 million as of June 2021 and $489 million as of December 2020 and substantially all were related to unsecured long-term borrowings.
In the third quarter of 2020, the firm designated foreign exchange forward contracts as fair value hedges of the foreign exchange risk of
non-U.S.
government securities classified as
available-for-sale.
See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The losses on the hedges (relating to both spot and forward points) and the foreign exchange gains on the related available-for-sale
securities were included in market making and were not material for both the three and six months ended June 2021.
During the second quarter of 2021, the firm designated commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of June 2021, the carrying value of such commodities was $2.03 billion and the amortized cost was $2.09 billion. Changes in spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of June 2021 and the related gains/(losses) were not material for the three months ended June 2021.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Hedges:
Foreign currency forward contract	$(233)	$(114)	$227	$642
Foreign currency-denominated debt	$ (6)	$ (9)	$259	$ (30)

29	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three and six months ended June 2021. The net gain reclassified to earnings from accumulated other comprehensive income/(loss) was $57 million (reflecting a gain of $208 million related to hedges and a loss of $151 million on the related net investments in non-U.S. operations) for both the three and six months ended June 2020.
The firm had designated $5.25 billion as of June 2021 and $4.97 billion as of December 2020 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of

$ in millions	June 2021	December 2020
Equity securities, at fair value	$21,045	$19,781
Debt instruments, at fair value	17,407	16,981
Available-for-sale securities, at fair value	46,569	46,016
Investments, at fair value	85,021	82,778
Held-to-maturity securities	5,260	5,301
Equity method investments	446	366
Total investments	$90,727	$88,445
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in the consolidated statements of earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	June 2021	December 2020
Equity securities, at fair value	$21,045	$19,781
Equity Type
Public equity	17%	15%
Private equity	83%	85%
Total	100%	100%
Asset Class
Corporate	83%	83%
Real estate	17%	17%
Total	100%	100%
In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $6.23 billion as of June 2021 and $7.14 billion as of December 2020. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $1.22 billion for the three months ended June 2021, $99 million for the three months ended June 2020, $1.64 billion for the six months ended June 2021 and $176 million for the six months ended June 2020. These gains are included in other principal transactions.

•	Equity securities, at fair value included $2.50 billion as of June 2021 and $2.35 billion as of December 2020 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	June 2021	December 2020
Corporate debt securities	$11,217	$10,991
Securities backed by real estate	2,213	1,940
Money market instruments	1,927	2,185
Other	2,050	1,865
Total	$17,407	$16,981
In the table above:

•	Money market instruments primarily includes time deposits and investments in money market funds.

•	Other included $1.49 billion as of June 2021 and $1.31 billion as of December 2020 of investments in credit funds that are measured at NAV.

Goldman Sachs June 2021 Form 10-Q	30

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
Private equity and hedge funds described above are primarily “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Substantially all of the credit and real estate funds described above are not covered funds. The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, such covered funds. As of June 2021, the firm’s total investments in funds at NAV of $3.99 billion included
 $1.65
billion of investments that were in covered funds.
The firm expects to achieve compliance for these covered funds through ongoing harvesting of underlying fund investments in the ordinary course or through structural modifications to these funds. To the extent that the firm is not able to achieve compliance through these measures, the firm will be required to sell its interests in such funds by July 2022. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2021
Private equity funds	$2,137	$ 625
Credit funds	1,490	685
Hedge funds	83	–
Real estate funds	278	206
Total	$3,988	$1,516
As of December 2020
Private equity funds	$2,042	$ 557
Credit funds	1,312	680
Hedge funds	102	–
Real estate funds	208	213
Total	$3,664	$1,450

31	Goldman Sachs June 2021 Form 10-Q

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
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2021
Less than 1 year	$ 25	$ 25	0.03%
1 year to 5 years	37,089	37,003	0.51%
5 years to 10 years	7,453	7,503	1.18%
Total U.S. government obligations	44,567	44,531	0.62%
5 years to 10 years	1,759	1,710	0.10%
Greater than 10 years	357	328	0.74%
Total non-U.S. government obligations	2,116	2,038	0.21%
Total available-for-sale securities	$46,683	$46,569	0.61%
As of December 2020
Less than 1 year	$ 25	$ 25	0.08%
1 year to 5 years	35,831	36,158	0.70%
5 years to 10 years	7,454	7,732	1.19%
Total U.S. government obligations	43,310	43,915	0.78%
5 years to 10 years	1,739	1,744	0.10%
Greater than 10 years	353	357	0.74%
Total non-U.S. government obligations	2,092	2,101	0.21%
Total available-for-sale securities	$45,402	$46,016	0.76%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both June 2021 and December 2020.

•
The firm sold
available-for-sale
securities of $3.22 billion (realized gains of $3 million) during the three months ended June 2021, $2.04 billion (realized gains of $54 million) during the three months ended June 2020, $13.42 billion (realized gains of $133 million) during the six months ended June 2021 and $3.49 billion (realized gains of $319 million) during the six months ended June 2020. Such gains were included in the consolidated statements of earnings.

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were $273 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $387 million as of June 2021. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $631 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of December 2020
.

•
Available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. The firm did not record any provision for credit losses on such securities during either the three or six months ended June 2021 or June 2020.

Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2021
Government and agency obligations:
U.S.	$44,531	$ –	$ –	$44,531
Non-U.S.	2,041	55	–	2,096
Corporate debt securities	83	6,176	4,958	11,217
Securities backed by real estate	–	1,096	1,117	2,213
Money market instruments	766	1,161	–	1,927
Other debt obligations	–	–	502	502
Equity securities	406	8,386	9,755	18,547
Subtotal	$47,827	$16,874	$16,332	$81,033
Investments in funds at NAV				3,988
Total investments				$85,021
As of December 2020
Government and agency obligations:
U.S.	$43,915	$ –	$ –	$43,915
Non-U.S.	2,109	48	–	2,157
Corporate debt securities	70	5,635	5,286	10,991
Securities backed by real estate	–	942	998	1,940
Money market instruments	781	1,404	–	2,185
Other debt obligations	–	–	497	497
Equity securities	517	7,270	9,642	17,429
Subtotal	$47,392	$15,299	$16,423	$79,114
Investments in funds at NAV				3,664
Total investments				$82,778
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs June 2021 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of June 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,958		$5,286
Yield	7.0% to 14.6%	9.4%	4.5% to 19.5%	10.2%
Recovery rate	9.1% to 76.0%	59.9%	10.0% to 70.0%	50.7%
Duration (years)	2.6 to 7.3	4.4	3.0 to 7.7	4.2
Multiples	0.5x to 20.9x	7.6x	0.6x to 29.3x	6.9x
Securities backed by real estate
Level 3 assets	$1,117		$998
Yield	8.3% to 28.2%	16.8%	8.2% to 52.4%	17.5%
Recovery rate	20.9% to 57.8%	32.9%	21.6% to 57.8%	33.7%
Duration (years)	0.5 to 3.2	3.1	0.4 to 3.6	2.7
Other debt obligations
Level 3 assets	$502		$497
Yield	2.4% to 9.6%	4.3%	1.7% to 6.2%	3.5%
Duration (years)	1.3 to 9.5	5.6	0.2 to 10.3	6.4
Equity securities
Level 3 assets	$9,755		$9,642
Multiples	0.5x to 33.8x	12.1x	0.6x to 27.9x	9.0x
Discount rate/yield	4.8% to 50.1%	15.4%	4.0% to 38.5%	13.5%
Capitalization rate	3.8% to 13.1%	6.2%	3.7% to 14.1%	6.3%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2021 and December 2020. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Beginning balance	$17,049	$19,408	$16,423	$15,282
Net realized gains/(losses)	85	40	245	121
Net unrealized gains/(losses)	1,106	(135)	1,894	(1,395)
Purchases	558	344	971	811
Sales	(422)	(110)	(778)	(1,186)
Settlements	(1,174)	(192)	(1,734)	(504)
Transfers into level 3	873	428	1,522	5,937
Transfers out of level 3	(1,743)	(1,867)	(2,211)	(1,150)
Ending balance	$16,332	$17,916	$16,332	$17,916
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

33	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Corporate debt securities
Beginning balance	$ 5,314	$ 7,149	$ 5,286	$ 3,465
Net realized gains/(losses)	25	27	127	78
Net unrealized gains/(losses)	179	35	295	(406)
Purchases	27	181	215	244
Sales	(155)	(33)	(281)	(209)
Settlements	(437)	(72)	(678)	(226)
Transfers into level 3	506	87	844	3,800
Transfers out of level 3	(501)	(802)	(850)	(174)
Ending balance	$ 4,958	$ 6,572	$ 4,958	$ 6,572
Securities backed by real estate
Beginning balance	$ 1,039	$ 775	$ 998	$ 595
Net realized gains/(losses)	13	7	27	17
Net unrealized gains/(losses)	36	(28)	36	(104)
Purchases	168	7	208	94
Settlements	(111)	(26)	(211)	(43)
Transfers into level 3	–	159	87	321
Transfers out of level 3	(28)	(14)	(28)	–
Ending balance	$ 1,117	$ 880	$ 1,117	$ 880
Other debt obligations
Beginning balance	$ 523	$ 428	$ 497	$ 319
Net realized gains/(losses)	4	4	8	7
Net unrealized gains/(losses)	3	1	2	17
Purchases	11	14	39	4
Sales	(11)	(15)	(12)	–
Settlements	(28)	(3)	(32)	(9)
Transfers into level 3	–	–	–	91
Ending balance	$ 502	$ 429	$ 502	$ 429
Equity securities
Beginning balance	$10,173	$11,056	$ 9,642	$10,903
Net realized gains/(losses)	43	2	83	19
Net unrealized gains/(losses)	888	(143)	1,561	(902)
Purchases	352	142	509	469
Sales	(256)	(62)	(485)	(977)
Settlements	(598)	(91)	(813)	(226)
Transfers into level 3	367	182	591	1,725
Transfers out of level 3	(1,214)	(1,051)	(1,333)	(976)
Ending balance	$ 9,755	$10,035	$ 9,755	$10,035
Level 3 Rollforward Commentary
Three Months Ended June 2021.
The net realized and unrealized gains on level 3 investments of $1.19 billion (reflecting $85 million of net realized gains and $1.11 billion of net unrealized gains) for the three months ended June 2021 included gains of $1.12 billion reported in other principal transactions and $66 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended June 2021 primarily reflected gains on certain private equity securities and corporate debt securities (in each case, principally driven by corporate performance and company-specific events).
Transfers into level 3 investments during the three months ended June 2021 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended June 2021 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments and increased price transparency as a result of market evidence, including market transactions in these instruments).
Six Months Ended June 2021.
The net realized and unrealized gains on level 3 investments of $2.14 billion (reflecting $245 million of net realized gains and $1.89 billion of net unrealized gains) for the six months ended June 2021 included gains of $2.02 billion reported in other principal transactions and $116 million reported in interest income.
The net unrealized gains on level 3 investments for the six months ended June 2021 primarily reflected gains on certain private equity securities and corporate debt securities (in each case, principally driven by corporate performance and company-specific events).
Transfers into level 3 investments during the six months ended June 2021 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the six months ended June 2021 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments and increased price transparency as a result of market evidence, including market transactions in these instruments).

Goldman Sachs June 2021 Form 10-Q	34

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
The net unrealized losses on level 3 investments for the three months ended June 2020 primarily reflected losses on certain private equity securities (principally driven by corporate performance).
Transfers into level 3 investments during the three months ended June 2020 primarily reflected transfers of certain private equity securities and securities backed by real estate from level 2 (in each case, principally due to reduced price transparency as a result of lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during the three months ended June 2020 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Six Months Ended June 2020.
The net realized and unrealized losses on level 3 investments of $1.27 billion (reflecting $121 million of net realized gains and $1.40 billion of net unrealized losses) for the six months ended June 2020 included gains/(losses) of $(1.41) billion reported in other principal transactions and $132 million reported in interest income.
The net unrealized losses on level 3 investments for the six months ended June 2020 primarily reflected losses on certain private equity securities (principally driven by corporate performance), and corporate debt securities (principally driven by the impact of wider credit spreads and corporate performance).
Transfers into level 3 investments during the six months ended June 2020 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments), and private equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during the six months ended June 2020 primarily reflected transfers of certain private equity securities and corporate debt securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Held-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2021
Less than 1 year	$ 501	$ 506	2.53%
1 year to 5 years	4,057	4,283	2.30%
Total U.S. government obligations	4,558	4,789	2.33%
5 years to 10 years	3	3	2.65%
Greater than 10 years	699	724	1.11%
Total securities backed by real estate	702	727	1.12%
Total held-to-maturity securities	$5,260	$5,516	2.17%
As of December 2020
Less than 1 year	$ 501	$ 513	2.53%
1 year to 5 years	2,529	2,695	2.34%
5 years to 10 years	1,531	1,675	2.25%
Total U.S. government obligations	4,561	4,883	2.33%
5 years to 10 years	4	3	2.56%
Greater than 10 years	736	751	1.08%
Total securities backed by real estate	740	754	1.08%
Total held-to-maturity securities	$5,301	$5,637	2.15%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both June 2021 and December 2020.

•	The gross unrealized gains were $257 million as of June 2021 and $340 million as of December 2020. The gross unrealized losses were not material as of both June 2021 and December 2020.

•
Held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or six months ended June 2021 or June 2020.

35	Goldman Sachs June 2021 Form 10-Q

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2021
Loan Type
Corporate	$ 44,153	$ 2,786	$ 875	$ 47,814
Wealth management	32,833	7,122	–	39,955
Commercial real estate	17,321	1,677	470	19,468
Residential real estate	11,696	417	105	12,218
Consumer:
Installment	3,257	–	–	3,257
Credit cards	5,210	–	–	5,210
Other	4,841	514	531	5,886
Total loans, gross	119,311	12,516	1,981	133,808
Allowance for loan losses	(3,271)	–	–	(3,271)
Total loans	$116,040	$12,516	$1,981	$130,537
As of December 2020
Loan Type
Corporate	$ 44,778	$ 2,751	$1,130	$ 48,659
Wealth management	25,151	7,872	–	33,023
Commercial real estate	17,096	1,961	1,233	20,290
Residential real estate	5,236	494	20	5,750
Consumer:
Installment	3,823	–	–	3,823
Credit cards	4,270	–	–	4,270
Other	3,211	547	416	4,174
Total loans, gross	103,565	13,625	2,799	119,989
Allowance for loan losses	(3,874)	–	–	(3,874)
Total loans	$ 99,691	$13,625	$2,799	$116,115
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

•
Other.
Other loans primarily includes loans extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans, and other assets. Other loans also includes unsecured consumer and credit card loans purchased by the firm.

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

Goldman Sachs June 2021 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
As of June 2021
Accounting Method
Amortized cost	$41,387	$64,523	$13,401	$119,311
Fair value	2,323	5,306	4,887	12,516
Held for sale	110	1,263	608	1,981
Total	$43,820	$71,092	$18,896	$133,808
Loan Type
Corporate	$11,370	$35,980	$ 464	$ 47,814
Wealth management	28,195	5,477	6,283	39,955
Real estate:
Commercial	1,668	16,970	830	19,468
Residential	687	10,234	1,297	12,218
Consumer:
Installment	–	–	3,257	3,257
Credit cards	–	–	5,210	5,210
Other	1,900	2,431	1,555	5,886
Total	$43,820	$71,092	$18,896	$133,808
Secured	86%	93%	47%	84%
Unsecured	14%	7%	53%	16%
Total	100%	100%	100%	100%
As of December 2020
Accounting Method
Amortized cost	$33,532	$58,250	$11,783	$103,565
Fair value	2,084	5,925	5,616	13,625
Held for sale	224	2,152	423	2,799
Total	$35,840	$66,327	$17,822	$119,989
Loan Type
Corporate	$ 9,478	$38,704	$ 477	$ 48,659
Wealth management	22,098	5,331	5,594	33,023
Real estate:
Commercial	1,792	17,480	1,018	20,290
Residential	636	3,852	1,262	5,750
Consumer:
Installment	–	–	3,823	3,823
Credit cards	–	–	4,270	4,270
Other	1,836	960	1,378	4,174
Total	$35,840	$66,327	$17,822	$119,989
Secured	83%	90%	46%	82%
Unsecured	17%	10%	54%	18%
Total	100%	100%	100%	100%
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

•
For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 89% of loans as of June 2021 and 85% of loans as of December 2020 that were rated pass/non-criticized.

37	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Vintage.
The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2021

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$ 2,357	$ 3,683	$ 126	$ 6,166
2020	1,466	5,887	–	7,353
2019	601	5,022	–	5,623
2018	1,864	3,006	–	4,870
2017	803	2,324	–	3,127
2016 or earlier	369	2,646	45	3,060
Revolving	3,316	10,562	76	13,954
Corporate	10,776	33,130	247	44,153
2021	454	326	534	1,314
2020	551	247	–	798
2019	725	380	–	1,105
2018	270	130	–	400
2017	373	30	–	403
2016 or earlier	585	251	–	836
Revolving	23,828	2,214	1,935	27,977
Wealth management	26,786	3,578	2,469	32,833
2021	191	2,129	82	2,402
2020	580	2,965	14	3,559
2019	70	1,818	–	1,888
2018	134	1,675	7	1,816
2017	26	1,458	10	1,494
2016 or earlier	–	782	465	1,247
Revolving	404	4,499	12	4,915
Commercial real estate	1,405	15,326	590	17,321
2021	413	309	116	838
2020	–	986	116	1,102
2019	–	34	223	257
2018	–	104	190	294
2017	8	55	136	199
2016 or earlier	–	1	62	63
Revolving	175	8,656	112	8,943
Residential real estate	596	10,145	955	11,696
2021	243	377	101	721
2020	–	64	421	485
2019	–	29	24	53
2018	–	183	32	215
2017	–	6	8	14
Revolving	1,581	1,685	87	3,353
Other	1,824	2,344	673	4,841
Total	$41,387	$64,523	$4,934	$110,844
Percentage of total	37%	58%	5%	100%

	As of December 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2020	$ 1,978	$ 7,545	$ 140	$ 9,663
2019	889	6,106	–	6,995
2018	2,076	3,555	–	5,631
2017	851	3,083	–	3,934
2016	268	1,262	–	1,530
2015 or earlier	351	2,073	–	2,424
Revolving	2,662	11,891	48	14,601
Corporate	9,075	35,515	188	44,778
2020	497	313	–	810
2019	723	403	–	1,126
2018	298	87	–	385
2017	377	30	–	407
2016	22	20	–	42
2015 or earlier	531	264	–	795
Revolving	18,077	2,085	1,424	21,586
Wealth management	20,525	3,202	1,424	25,151
2020	848	3,071	55	3,974
2019	76	1,965	–	2,041
2018	137	2,164	25	2,326
2017	26	1,734	12	1,772
2016	–	165	9	174
2015 or earlier	–	775	526	1,301
Revolving	461	5,047	–	5,508
Commercial real estate	1,548	14,921	627	17,096
2020	402	976	115	1,493
2019	–	90	271	361
2018	–	123	249	372
2017	9	83	152	244
2016	–	1	–	1
2015 or earlier	–	–	70	70
Revolving	225	2,470	–	2,695
Residential real estate	636	3,743	857	5,236
2020	242	84	466	792
2019	–	67	29	96
2018	–	46	–	46
2017	–	8	–	8
Revolving	1,506	664	99	2,269
Other	1,748	869	594	3,211
Total	$33,532	$58,250	$3,690	$95,472
Percentage of total	35%	61%	4%	100%
In the tables above, revolving loans which converted to term loans were not material as of both June 2021 and December 2020.

Goldman Sachs June 2021 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of June 2021
2021	$ 674	$ 5	$ 679
2020	988	38	1,026
2019	837	84	921
2018	471	74	545
2017	69	13	82
2016	3	1	4
Installment	3,042	215	3,257
Credit cards	4,077	1,133	5,210
Total	$7,119	$1,348	$8,467
Percentage of total:
Installment	93%	7%	100%
Credit cards	78%	22%	100%
Total	84%	16%	100%
As of December 2020
2020	$1,321	$ 38	$1,359
2019	1,225	132	1,357
2018	792	150	942
2017	128	30	158
2016	6	1	7
Installment	3,472	351	3,823
Credit cards	3,398	872	4,270
Total	$6,870	$1,223	$8,093
Percentage of total:
Installment	91%	9%	100%
Credit cards	80%	20%	100%
Total	85%	15%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2021
Corporate	$ 47,814	57%	33%	10%	100%
Wealth management	39,955	86%	11%	3%	100%
Commercial real estate	19,468	70%	22%	8%	100%
Residential real estate	12,218	90%	8%	2%	100%
Consumer:
Installment	3,257	100%	–	–	100%
Credit cards	5,210	100%	–	–	100%
Other	5,886	85%	13%	2%	100%
Total	$133,808	75%	19%	6%	100%
As of December 2020
Corporate	$ 48,659	60%	31%	9%	100%
Wealth management	33,023	88%	10%	2%	100%
Commercial real estate	20,290	71%	19%	10%	100%
Residential real estate	5,750	88%	9%	3%	100%
Consumer:
Installment	3,823	100%	–	–	100%
Credit cards	4,270	100%	–	–	100%
Other	4,174	81%	17%	2%	100%
Total	$119,989	75%	19%	6%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of June 2021 were 19% for technology, media & telecommunications (17% as of December 2020), 18% for funds (13% as of December 2020), 16% for diversified industrials (17% as of December 2020), 10% for natural resources & utilities (12% as of December 2020), and 7% for healthcare (7% as of December 2020).

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
The firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security Act, as amended, and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. Loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance were $133 million as of June 2021 and were $184 million as of December 2020.

39	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of June 2021
Corporate	$ –	$ 80	$ 80
Wealth management	–	39	39
Commercial real estate	14	190	204
Residential real estate	1	17	18
Consumer:
Installment	21	7	28
Credit cards	49	36	85
Other	15	5	20
Total	$100	$374	$474
Total divided by gross loans at amortized cost			0.4%
As of December 2020
Corporate	$ –	$294	$294
Wealth management	58	34	92
Commercial real estate	49	183	232
Residential real estate	4	23	27
Consumer:
Installment	42	16	58
Credit cards	46	31	77
Other	20	4	24
Total	$219	$585	$804
Total divided by gross loans at amortized cost			0.8%
The table below presents information about nonaccrual loans.

	As of

$ in millions	June 2021	December 2020
Corporate	$2,074	$2,651
Wealth management	59	61
Commercial real estate	689	649
Residential real estate	18	25
Installment	43	44
Other	–	122
Total	$2,883	$3,552
Total divided by gross loans at amortized cost	2.4%	3.4%
In the table above:

•	Nonaccrual loans included $286 million as of June 2021 and $533 million as of December 2020 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both June 2021 and December 2020.

•
Nonaccrual loans included $234 million as of June 2021 and $315 million as of December 2020 of corporate and commercial real estate loans that were modified in a troubled debt restructuring. The firm’s lending commitments related to these loans were not material as of both June 2021 and December 2020. Installment loans that were modified in a troubled debt restructuring were not material as of both June 2021 and December 2020.

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

Goldman Sachs June 2021 Form 10-Q	40

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	June 2021		December 2020

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 44,153	$148,973	$ 44,778	$127,756
Wealth management	32,833	3,382	25,151	2,314
Commercial real estate	17,321	4,151	17,096	4,154
Residential real estate	11,696	2,410	5,236	1,804
Other	4,841	5,461	3,211	4,841
Consumer
Installment	3,257	8	3,823	4
Credit cards	5,210	28,529	4,270	21,640
Total	$119,311	$192,914	$103,565	$162,513
In the table above:

•
Wholesale loans included $2.84 billion as of June 2021 and $3.51 billion as of December 2020 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $557 million as of June 2021 and $649 million as of December 2020. These loans included $317 million as of June 2021 and $584 million as of December 2020 of loans which did not require a reserve as the loan was deemed to be recoverable.

•
Credit card lending commitments included $26.57 billion as of June 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card lending commitments also included approximately $2.0 billion as of June 2021 related to a commitment to acquire the General Motors co-branded
credit card portfolio.

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
Consumer.
The allowance for credit losses for consumer loans that exhibit similar risk characteristics is calculated using a modeled approach which classifies consumer loans into pools based on borrower-related and exposure-related characteristics that differentiate a pool’s risk characteristics from other pools. The factors considered in determining a pool are generally consistent with the risk characteristics used for internal credit risk measurement and management and include key metrics, such as FICO credit scores, delinquency status, loan vintage and macroeconomic indicators. The most significant inputs to the forecast model for consumer loans include unemployment rates and delinquency rates. The expected life of revolving credit card loans is determined by modeling expected future draws and the timing and amount of repayments allocated to the funded balance. The firm also recognizes an allowance for credit losses on commitments to acquire loans. However, no allowance for credit losses is recognized on credit card lending commitments as they are cancellable by the firm.
The allowance for credit losses for consumer loans that do not share similar risk characteristics, such as loans in a troubled debt restructuring, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate.

41	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Installment loans are
charged-off
when they are 120 days past due. Credit card loans are
charged-off
when they are 180 days past due.
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended June 2021
Allowance for loan losses
Beginning balance	$2,408	$1,107	$3,515
Net (charge-offs)/recoveries	8	(56)	(48)
Provision	(240)	47	(193)
Other	(3)	–	(3)
Ending balance	$2,173	$1,098	$3,271
Allowance ratio	2.0%	13.0%	2.7%
Net charge-off ratio	0.0%	2.8%	0.2%
Allowance for losses on lending commitments
Beginning balance	$ 541	$ 180	$ 721
Provision	95	6	101
Ending balance	$ 636	$ 186	$ 822
Three Months Ended June 2020
Allowance for loan losses
Beginning balance	$1,943	$ 925	$2,868
Net (charge-offs)/recoveries	(174)	(86)	(260)
Provision	1,129	305	1,434
Other	(141)	–	(141)
Ending balance	$2,757	$1,144	$3,901
Allowance ratio	2.8%	17.0%	3.7%
Net charge-off ratio	0.7%	5.1%	0.9%
Allowance for losses on lending commitments
Beginning balance	$ 335	$ –	$ 335
Provision	155	–	155
Ending balance	$ 490	$ –	$ 490
Six Months Ended June 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net (charge-offs)/recoveries	(9)	(117)	(126)
Provision	(370)	(75)	(445)
Other	(32)	–	(32)
Ending balance	$2,173	$1,098	$3,271
Allowance ratio	2.0%	13.0%	2.7%
Net charge-off ratio	0.0%	2.9%	0.2%
Allowance for losses on lending commitments
Beginning balance	$ 557	$ –	$ 557
Provision	97	186	283
Other	(18)	–	(18)
Ending balance	$ 636	$ 186	$ 822
Six Months Ended June 2020
Allowance for loan losses
Beginning balance	$1,331	$ 837	$2,168
Net (charge-offs)/recoveries	(224)	(167)	(391)
Provision	1,875	474	2,349
Other	(225)	–	(225)
Ending balance	$2,757	$1,144	$3,901
Allowance ratio	2.8%	17.0%	3.7%
Net charge-off ratio	0.5%	5.0%	0.8%
Allowance for losses on lending commitments
Beginning balance	$ 313	$ –	$ 313
Provision	177	–	177
Ending balance	$ 490	$ –	$ 490
In the table above:

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

•
The beginning balance for the allowance for loan losses and allowance for losses on lending commitments for the six months ended June 2020 reflects the cumulative effect of measuring the allowance under the CECL standard as of January 1, 2020. The cumulative effect was an increase in the allowance for credit losses of $679 million, which consisted of (i) an increase in the allowance for loan losses of $727 million (an increase in the allowance for wholesale loans of $452 million, an increase in the allowance for consumer loans of $444 million and a decrease in the allowance for PCI loans of $169 million) and (ii) a decrease in the allowance for lending commitments of $48 million.

As of December 2020, the allowance ratio was 2.7% for wholesale, 15.9% for consumer and 3.7% for total loans. The net charge-off
ratio for the year ended December 2020 was 0.6% for wholesale, 4.2% for consumer and 0.9% for total loans.
Allowance for Credit Losses Rollforward Commentary
Three Months Ended June 2021.
The allowance for credit losses decreased by $143 million during the three months ended June 2021.
The provision for credit losses for wholesale and consumer loans and lending commitments reflected a net reserve reduction driven by improved broader economic conditions, partially offset by growth in the firm’s wholesale and consumer lending portfolios.
Net (charge-offs)/recoveries for the three months ended June 2021 for wholesale loans were not material and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.

Goldman Sachs June 2021 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Six Months Ended June 2021.
The allowance for credit losses decreased by $338 million during the six months ended June 2021.
The provision for credit losses for wholesale and consumer loans and lending commitments reflected a reserve reduction driven by improved broader economic conditions and lower credit loss expectations, partially offset by growth in the firm’s wholesale and consumer lending portfolios, including a provision for credit losses of $185 million relating to the pending acquisition of the General Motors co-branded
credit card portfolio.
Net (charge-offs)/recoveries for the six months ended June 2021 for wholesale loans were not material and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
Forecast model inputs as of June 2021.
When modeling expected credit losses, the firm employs a weighted, multivariate forecast, which includes baseline, adverse and favorable economic scenarios. As of June 2021, the forecasted economic scenarios were most heavily weighted towards the baseline and adverse scenarios. The forecast model incorporated adjustments to reflect the impact of the coronavirus
(COVID-19)
pandemic-related economic support programs provided by national governments.
The table below presents the forecasted range (across the baseline, adverse and favorable scenarios) of the U.S. unemployment and U.S. GDP growth rates used in the forecast model as of June 2021.

	U.S. Unemployment Rate	Growth/(Decline) in U.S. GDP
Forecast for the quarter ended:
December 2021	4.6% to 9.5%	5.3% to (2.4)%
June 2022	4.2% to 9.7%	7.2% to (2.4)%
December 2022	3.9% to 8.0%	8.8% to (0.5)%
In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth/(decline) in U.S. GDP represents the change in quarterly U.S. GDP relative to the U.S. GDP for the fourth quarter of 2019 (pre-pandemic levels).

•
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Three Months Ended June 2020.
The allowance for credit losses increased by $1.19 billion during the three months ended June 2020.
The provision for credit losses for wholesale and consumer loans reflected the continued impact of the COVID-19 pandemic on macroeconomic indicators such as unemployment and GDP, which deteriorated in the second quarter and resulted in higher modeled expected losses and lower recoveries. In addition, the provision for credit losses for wholesale loans was impacted by ratings downgrades and asset-specific provisions primarily related to borrowers in the diversified industrials, technology, media & telecommunications, and natural resource industries.
Net (charge-offs)/recoveries for the three months ended June 2020 for wholesale loans were substantially all related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to installment loans.
Six Months Ended June 2020.
The allowance for credit losses increased by $2.59 billion during the six months ended June 2020 reflecting $679 million relating to the impact of CECL adoption and $1.91 billion from activity during the period.
The provision for credit losses for wholesale and consumer loans reflected the impact of the COVID-19 pandemic on economic conditions, which resulted in higher modeled expected losses and lower recoveries. In addition, the provision for credit losses for wholesale loans was impacted by ratings downgrades and asset-specific provisions primarily related to borrowers in the technology, media & telecommunications, diversified industrials, and oil and gas industries. Besides the weaker economic outlook related to the COVID-19 pandemic, the provision for credit losses for consumer loans for the six months ended June 2020 was also impacted by the continued seasoning of the credit card portfolio.
Net (charge-offs)/recoveries for the six months ended June 2020 for wholesale loans were substantially all related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to installment loans.

43	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2021
Loan Type
Corporate	$ –	$ 1,934	$ 852	$ 2,786
Wealth management	–	7,059	63	7,122
Commercial real estate	–	757	920	1,677
Residential real estate	–	299	118	417
Other	–	238	276	514
Total	$ –	$10,287	$2,229	$12,516
As of December 2020
Loan Type
Corporate	$ –	$ 1,822	$ 929	$ 2,751
Wealth management	–	7,809	63	7,872
Commercial real estate	–	857	1,104	1,961
Residential real estate	–	234	260	494
Other	–	225	322	547
Total	$ –	$10,947	$2,678	$13,625
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $101 million for the three months ended June 2021, $12 million for the three months ended June 2020, $193 million for the six months ended June 2021 and $(15) million for the six months ended June 2020. These gains/(losses) were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.
Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of June 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$852		$929
Yield	2.0% to 37.2%	11.5%	1.1% to 45.2%	12.4%
Recovery rate	15.0% to 98.6%	51.1%	15.0% to 58.0%	31.0%
Duration (years)	2.0 to 5.0	3.4	1.5 to 5.3	3.4
Commercial real estate
Level 3 assets	$920		$1,104
Yield	1.0% to 19.7%	13.4%	4.5% to 19.3%	11.0%
Recovery rate	9.1% to 99.5%	54.3%	3.0% to 99.8%	66.5%
Duration (years)	0.3 to 4.3	1.6	0.3 to 4.8	2.6
Residential real estate
Level 3 assets	$118		$260
Yield	1.5% to 13.5%	10.7%	2.0% to 14.0%	12.1%
Duration (years)	0.4 to 2.4	0.9	0.6 to 2.6	1.7
Wealth management and other
Level 3 assets	$339		$385
Yield	3.5% to 18.7%	9.7%	2.8% to 18.7%	8.0%
Duration (years)	3.7 to 5.0	4.0	0.9 to 5.5	4.1
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2021 and December 2020. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Beginning balance	$2,531	$2,753	$2,678	$1,890
Net realized gains/(losses)	21	16	47	37
Net unrealized gains/(losses)	22	10	(11)	(53)
Purchases	35	58	68	397
Sales	–	–	–	(7)
Settlements	(249)	(173)	(377)	(379)
Transfers into level 3	51	163	94	787
Transfers out of level 3	(182)	(168)	(270)	(13)
Ending balance	$2,229	$2,659	$2,229	$2,659
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

Goldman Sachs June 2021 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Corporate
Beginning balance	$ 976	$1,044	$ 929	$ 752
Net realized gains/(losses)	8	4	16	10
Net unrealized gains/(losses)	3	(1)	(8)	(17)
Purchases	32	37	51	64
Sales	–	–	–	(7)
Settlements	(136)	(60)	(133)	(79)
Transfers into level 3	50	83	94	229
Transfers out of level 3	(81)	(168)	(97)	(13)
Ending balance	$ 852	$ 939	$ 852	$ 939
Commercial real estate
Beginning balance	$1,028	$1,063	$1,104	$ 591
Net realized gains/(losses)	7	7	13	16
Net unrealized gains/(losses)	–	(13)	(18)	(37)
Purchases	3	16	17	285
Settlements	(68)	(47)	(148)	(171)
Transfers into level 3	1	58	–	400
Transfers out of level 3	(51)	–	(48)	–
Ending balance	$ 920	$1,084	$ 920	$1,084
Residential real estate
Beginning balance	$ 176	$ 260	$ 260	$ 221
Net realized gains/(losses)	3	2	6	1
Net unrealized gains/(losses)	(19)	15	(24)	1
Purchases	–	5	–	42
Settlements	(17)	(15)	(28)	(39)
Transfers into level 3	–	1	–	42
Transfers out of level 3	(25)	–	(96)	–
Ending balance	$ 118	$ 268	$ 118	$ 268
Wealth management and other
Beginning balance	$ 351	$ 386	$ 385	$ 326
Net realized gains/(losses)	3	3	12	10
Net unrealized gains/(losses)	38	9	39	–
Purchases	–	–	–	6
Settlements	(28)	(51)	(68)	(90)
Transfers into level 3	–	21	–	116
Transfers out of level 3	(25)	–	(29)	–
Ending balance	$ 339	$ 368	$ 339	$ 368
Level 3 Rollforward Commentary
Three Months Ended June 2021.
The net realized and unrealized gains on level 3 loans of $43 million (reflecting $21 million of net realized gains and $22 million of net unrealized gains) for the three months ended June 2021 included gains of $32 million reported in other principal transactions and $11 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended June 2021 were not material.
The drivers of transfers into level 3 loans during the three months ended June 2021 were not material.
Transfers out of level 3 loans during the three months ended June 2021 primarily reflected transfers of certain corporate loans and commercial real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Six Months Ended June 2021.
The net realized and unrealized gains on level 3 loans of $36 million (reflecting $47 million of net realized gains and $11 million of net unrealized losses) for the six months ended June 2021 included gains of $19 million reported in other principal transactions and $17 million reported in interest income.
The drivers of the net unrealized
losse
s on level 3 loans for the six months ended June 2021 were not material.
The drivers of transfers into level 3
loans
during the six months ended June 2021 reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence including fewer market transactions in these instruments).
Transfers out of level 3 loans during the six months ended June 2021 primarily reflected transfers of certain corporate loans and residential real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Transfers into level 3 loans during the three months ended June 2020 primarily reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during the three months ended June 2020 reflected transfers of certain corporate loans to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments).

45	Goldman Sachs June 2021 Form 10-Q

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
Transfers into level 3 loans during the six months ended June 2020 primarily reflected transfers of certain loans backed by commercial real estate and corporate loans from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 loans during the six months ended June 2020 were not material.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2021
Amortized cost	$116,040	$70,217	$46,798	$117,015
Held for sale	$ 1,981	$ 1,475	$ 515	$ 1,990
As of December 2020
Amortized cost	$ 99,691	$52,793	$48,512	$101,305
Held for sale	$ 2,799	$ 1,541	$ 1,271	$ 2,812
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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Resale and repurchase agreements;

•	Certain securities borrowed and loaned transactions;

•	Certain customer and other receivables and certain other liabilities;

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments;

•	Substantially all other secured financings, including transfers of assets accounted for as financings; and

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments.

Goldman Sachs June 2021 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2021
Assets
Resale agreements	$ –	$ 154,123	$ –	$ 154,123
Securities borrowed	–	41,076	–	41,076
Customer and other receivables	–	57	–	57
Total	$ –	$ 195,256	$ –	$ 195,256
Liabilities
Deposits	$ –	$ (29,650)	$ (3,908)	$ (33,558)
Repurchase agreements	–	(151,692)	–	(151,692)
Securities loaned	–	(6,301)	–	(6,301)
Other secured financings	–	(23,279)	(2,891)	(26,170)
Unsecured borrowings:
Short-term	–	(20,410)	(11,461)	(31,871)
Long-term	–	(34,682)	(9,714)	(44,396)
Other liabilities	–	(2)	(162)	(164)
Total	$ –	$(266,016)	$(28,136)	$(294,152)
As of December 2020
Assets
Resale agreements	$ –	$ 108,060	$ –	$ 108,060
Securities borrowed	–	28,898	–	28,898
Customer and other receivables	–	82	–	82
Total	$ –	$ 137,040	$ –	$ 137,040
Liabilities
Deposits	$ –	$ (11,955)	$ (4,221)	$ (16,176)
Repurchase agreements	–	(126,569)	(2)	(126,571)
Securities loaned	–	(1,053)	–	(1,053)
Other secured financings	–	(20,652)	(3,474)	(24,126)
Unsecured borrowings:
Short-term	–	(19,227)	(7,523)	(26,750)
Long-term	–	(28,335)	(12,576)	(40,911)
Other liabilities	–	(1)	(262)	(263)
Total	$ –	$ (207,792)	$ (28,058)	$ (235,850)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both June 2021 and December 2020.
Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of June 2021:

•	Yield: 1.4% to 7.1% (weighted average: 2.4%)

•	Duration: 1.1 to 7.5 years (weighted average: 4.1 years)
As of December 2020:

•	Yield: 1.4% to 7.1% (weighted average: 2.7%)

•	Duration: 1.4 to 8.0 years (weighted average: 4.0 years)
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
Repurchase Agreements.
As of June 2021, the firm had no level 3 repurchase agreements. As of December 2020, the firm’s level 3 repurchase agreements w ere
 not material.

47	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Beginning balance	$(27,791)	$(21,650)	$(28,058)	$(21,036)
Net realized gains/(losses)	(200)	(109)	(294)	(203)
Net unrealized gains/(losses)	(612)	(1,977)	(49)	777
Issuances	(7,776)	(9,541)	(12,334)	(15,206)
Settlements	7,258	7,707	10,844	11,132
Transfers into level 3	(903)	(628)	(980)	(1,622)
Transfers out of level 3	1,888	235	2,735	195
Ending balance	$(28,136)	$(25,963)	$(28,136)	$(25,963)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Deposits
Beginning balance	$ (3,984)	$ (3,996)	$ (4,221)	$ (4,023)
Net realized gains/(losses)	(9)	(1)	(16)	4
Net unrealized gains/(losses)	(110)	(79)	(111)	(75)
Issuances	(125)	(3,929)	(215)	(4,025)
Settlements	313	3,796	625	3,919
Transfers into level 3	(7)	(44)	(28)	(66)
Transfers out of level 3	14	36	58	49
Ending balance	$ (3,908)	$ (4,217)	$ (3,908)	$ (4,217)
Repurchase agreements
Beginning balance	$ (1)	$ (12)	$ (2)	$ (30)
Net unrealized gains/(losses)	–	(4)	–	(1)
Settlements	1	6	2	21
Ending balance	$ –	$ (10)	$ –	$ (10)
Other secured financings
Beginning balance	$ (3,224)	$ (1,230)	$ (3,474)	$ (386)
Net realized gains/(losses)	(9)	2	(6)	5
Net unrealized gains/(losses)	(1)	(32)	35	26
Issuances	(34)	(806)	(62)	(806)
Settlements	92	293	323	373
Transfers into level 3	(111)	–	(304)	(985)
Transfers out of level 3	396	–	597	–
Ending balance	$ (2,891)	$ (1,773)	$ (2,891)	$ (1,773)
Unsecured short-term borrowings
Beginning balance	$(10,246)	$ (5,411)	$ (7,523)	$ (5,707)
Net realized gains/(losses)	(103)	(48)	(130)	(81)
Net unrealized gains/(losses)	(184)	(735)	(135)	605
Issuances	(6,012)	(2,853)	(9,480)	(5,339)
Settlements	4,510	2,572	5,303	4,008
Transfers into level 3	(395)	(445)	(218)	(353)
Transfers out of level 3	969	114	722	61
Ending balance	$(11,461)	$ (6,806)	$(11,461)	$ (6,806)
Unsecured long-term borrowings
Beginning balance	$(10,177)	$(10,676)	$(12,576)	$(10,741)
Net realized gains/(losses)	(79)	(70)	(142)	(146)
Net unrealized gains/(losses)	(314)	(1,132)	62	393
Issuances	(1,605)	(1,945)	(2,577)	(5,021)
Settlements	2,342	1,040	4,591	2,811
Transfers into level 3	(390)	(139)	(430)	(218)
Transfers out of level 3	509	85	1,358	85
Ending balance	$ (9,714)	$(12,837)	$ (9,714)	$(12,837)
Other liabilities
Beginning balance	$ (159)	$ (325)	$ (262)	$ (149)
Net realized gains/(losses)	–	8	–	15
Net unrealized gains/(losses)	(3)	5	100	(171)
Issuances	–	(8)	–	(15)
Ending balance	$ (162)	$ (320)	$ (162)	$ (320)
Level 3 Rollforward Commentary
Three Months Ended June 2021.
The net realized and unrealized losses on level 3 other financial liabilities of $812 million (reflecting $200 million of net realized losses and $612 million of net unrealized losses) for the three months ended June 2021 included gains/(losses) of $(862) million reported in market making, $(10) million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings and $64 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

Goldman Sachs June 2021 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The
net
unrealized losses on level 3 other financial liabilities for the three months ended June 2021 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits (in each case, principally due to an increase in global equity prices).
Transfers into level 3 other financ
i
al liabilities during the three months ended June 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended June 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments) and transfers of certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments).
Six Months Ended June 2021.
The net realized and unrealized losses on level 3 other financial liabilities of $343 million (reflecting $294 million of net realized losses and $49 million of net unrealized losses) for the six months ended June 2021 included gains/(losses) of $(428) million reported in market making, $29 million reported in other principal transactions and $(7) million reported in interest expense in the consolidated statements of earnings and $63 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The
net
unrealized losses on level 3 other financial liabilities for the six months ended June 2021 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings and deposits (in each case, principally due to an increase in global equity prices), partially offset by gains on other liabilities (principally due to an increase in the market value of the underlying assets) and gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to an increase in interest rates).
Transfers into level 3 other financial liabilities during the six months ended June 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the six months ended June 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments) and transfers of certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments).
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
The net unrealized losses on level 3 other financial liabilities for the three months ended June 2020 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during the three months ended June 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments).
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

49	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized gains on level 3 other financial liabilities for the six months ended June 2020 primarily reflected gains on certain hybrid financial instruments included in unsecured short- and long-term borrowings (principally due to a decrease in global equity prices and interest rates), partially offset by losses on other liabilities and deposits (in each case, principally due to changes in the market value of the underlying assets).
Transfers into level 3 other financial liabilities during the six months ended June 2020 primarily reflected transfers of certain other secured financings and hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (in each case, principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the six months ended June 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments).
Gains and Losses on Other Financial Assets and Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the election to apply the fair value option to certain financial assets and liabilities.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Unsecured short-term borrowings	$ (850)	$(2,352)	$(1,810)	$ 2,129
Unsecured long-term borrowings	(1,473)	(2,015)	(1,702)	(1,023)
Other	(177)	(492)	(71)	(94)
Total	$(2,500)	$(4,859)	$(3,583)	$ 1,012
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three and six months ended June 2021 and June 2020. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected, was not material as of both June 2021 and December 2020.
The fair value of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related aggregate contractual principal amount by $298 million as of June 2021 and $445 million as of December 2020. The amounts above include both principal-protected and non-principal-protected
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

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
DVA (pre-tax)	$159	$(2,938)	$130	$933
DVA (net of tax)	$117	$(2,218)	$ 98	$696
In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three and six months ended June 2021 and June 2020.

Goldman Sachs June 2021 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

As of

$ in millions	June 2021	December 2020
Performing loans
Aggregate contractual principal in excess of fair value	$ 1,398	$ 958
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$11,120	$10,526
Aggregate fair value	$ 3,498	$ 3,519
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $7 million as of June 2021 and $25 million as of December 2020, and the related total contractual amount of these lending commitments was $808 million as of June 2021 and $1.64 billion as of December 2020. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $71 million for the three months ended June 2021, $(30) million for the three months ended June 2020, $203 million for the six months ended June 2021 and $(224) million for the six months ended June 2020. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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

51	Goldman Sachs June 2021 Form 10-Q

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
Securities borrowed and loaned within Fixed Income, Currency and Commodities (FICC) financing are recorded at fair value under the fair value option. See Note 10 for further information about securities borrowed and loaned accounted for at fair value.
Substantially all of securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2021 and December 2020.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2021
Included in the consolidated balance sheets
Gross carrying value	$ 267,924	$ 200,633	$ 265,493	$ 42,536
Counterparty netting	(113,801)	(4,379)	(113,801)	(4,379)
Total	154,123	196,254	151,692	38,157
Amounts not offset
Counterparty netting	(28,495)	(11,866)	(28,495)	(11,866)
Collateral	(120,865)	(176,921)	(119,180)	(23,138)
Total	$ 4,763	$ 7,467	$ 4,017	$ 3,153
As of December 2020
Included in the consolidated balance sheets
Gross carrying value	$ 205,817	$ 147,593	$ 224,328	$ 27,054
Counterparty netting	(97,757)	(5,433)	(97,757)	(5,433)
Total	108,060	142,160	126,571	21,621
Amounts not offset
Counterparty netting	(8,920)	(3,525)	(8,920)	(3,525)
Collateral	(96,140)	(132,893)	(116,819)	(17,693)
Total	$ 3,000	$ 5,742	$ 832	$ 403
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $41.08 billion as of June 2021 and $28.90 billion as of December 2020, and securities loaned of $6.30 billion as of June 2021 and $1.05 billion as of December 2020 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Goldman Sachs June 2021 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2021
Money market instruments	$ 928	$ 9
U.S. government and agency obligations	113,578	64
Non-U.S. government and agency obligations	119,760	1,572
Securities backed by commercial real estate	26	–
Securities backed by residential real estate	218	–
Corporate debt securities	11,007	297
State and municipal obligations	92	–
Other debt obligations	55	–
Equity securities	19,829	40,594
Total	$265,493	$42,536
As of December 2020
Money market instruments	$ 88	$ –
U.S. government and agency obligations	121,751	–
Non-U.S. government and agency obligations	79,159	1,634
Securities backed by commercial real estate	65	–
Securities backed by residential real estate	121	–
Corporate debt securities	6,364	46
State and municipal obligations	92	–
Other debt obligations	20	–
Equity securities	16,668	25,374
Total	$224,328	$27,054
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2021
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$102,727	$25,544
2 - 30 days	66,897	90
31 - 90 days	28,944	109
91 days - 1 year	57,363	15,490
Greater than 1 year	9,562	1,303
Total	$265,493	$42,536
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $10.79 billion as of June 2021 and $12.31 billion as of December 2020.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of both June 2021 and December 2020.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2021
Other secured financings (short-term):
At fair value	$ 7,523	$ 7,786	$15,309
At amortized cost	139	–	139
Other secured financings (long-term):
At fair value	5,563	5,298	10,861
At amortized cost	659	665	1,324
Total other secured financings	$13,884	$13,749	$27,633
Other secured financings collateralized by:
Financial instruments	$ 7,756	$12,052	$19,808
Other assets	$ 6,128	$ 1,697	$ 7,825
As of December 2020
Other secured financings (short-term):
At fair value	$ 6,371	$ 6,847	$13,218
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,632	4,276	10,908
At amortized cost	914	715	1,629
Total other secured financings	$13,917	$11,838	$25,755
Other secured financings collateralized by:
Financial instruments	$ 6,841	$10,068	$16,909
Other assets	$ 7,076	$ 1,770	$ 8,846

53	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•
Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•	U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 2.54% as of June 2021. These rates include the effect of hedging activities.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.59% as of June 2021 and 1.27% as of December 2020. These rates include the effect of hedging activities.

•
Non-U.S.
dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.39% as of June 2021 and 0.40% as of December 2020. These rates include the effect of hedging activities.

•
Total other secured financings included $1.73 billion as of June 2021 and $2.05 billion as of December 2020 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.81 billion as of June 2021 and $2.26 billion as of December 2020.

•
Other secured financings collateralized by financial instruments included $14.19 billion as of June 2021 and $11.28 billion as of December 2020 of other secured financings collateralized by trading assets, investments and loans, and included $5.62 billion as of June 2021 and $5.63 billion as of December 2020 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of June 2021
Other secured financings (short-term)	$15,448
Other secured financings (long-term):
2022	3,389
2023	3,016
2024	1,559
2025	972
2026	1,236
2027 - thereafter	2,013
Total other secured financings (long-term)	12,185
Total other secured financings	$27,633
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

Goldman Sachs June 2021 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged.

	As of
$ in millions	June 2021	December 2020
Collateral available to be delivered or repledged	$1,010,547	$864,494
Collateral that was delivered or repledged	$ 853,216	$723,409
The table below presents information about assets pledged.

As of

$ in millions	June 2021	December 2020
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 74,597	$ 69,031
Investments	$ 13,266	$ 13,375
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$ 99,640	$ 99,142
Investments	$ 4,020	$ 2,331
Loans	$ 8,234	$ 8,320
Other assets	$ 12,246	$ 14,144
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $23.87 billion as of June 2021 and $32.97 billion as of December 2020.
Note 12.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	June 2021	December 2020
Property, leasehold improvements and equipment	$ 20,840	$ 23,147
Goodwill	4,332	4,332
Identifiable intangible assets	523	630
Operating lease right-of-use assets	2,300	2,280
Income tax-related assets	3,755	2,960
Miscellaneous receivables and other	6,231	4,096
Total	$ 37,981	$ 37,445
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $10.58 billion as of June 2021 and $10.12 billion as of December 2020. Property, leasehold improvements and equipment included $6.59 billion as of June 2021 and $6.54 billion as of December 2020 that the firm uses in connection with its operations, and $219 million as of June 2021 and $318 million as of December 2020 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during both the three months ended June 2021 and June 2020 or the six months ended June 2021. There were $129 million of impairments during the six months ended June 2020.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	June 2021	December 2020
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,644	2,644
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,332	$4,332

55	Goldman Sachs June 2021 Form 10-Q

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
There were no events or changes in circumstances during the six months ended June 2021 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of June 2021.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	June 2021	December 2020
By Reporting Unit
Global Markets:
FICC	$ 2	$ 2
Equities	44	45
Asset Management	194	274
Consumer & Wealth Management:
Consumer banking	–	6
Wealth management	283	303
Total	$ 523	$ 630
By Type
Customer lists
Gross carrying value	$ 1,472	$ 1,478
Accumulated amortization	(1,112)	(1,089)
Net carrying value	360	389
Acquired leases and other
Gross carrying value	600	710
Accumulated amortization	(437)	(469)
Net carrying value	163	241
Total gross carrying value	2,072	2,188
Total accumulated amortization	(1,549)	(1,558)
Total net carrying value	$ 523	$ 630
During the six months ended June 2021, the amount of intangible assets acquired by the firm was not material. The firm acquired $155 million of intangible assets during 2020, primarily related to acquired leases and customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Amortization	$31	$36	$67	$77

$ in millions	As of June 2021
Estimated future amortization
Remainder of 2021	$46
2022	$82
2023	$76
2024	$62
2025	$44
2026	$33

Goldman Sachs June 2021 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm tests intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and six months ended June 2021 and June 2020.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $144 million for the six months ended June 2021 and $147 million for the six months ended June 2020 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during both the six months ended June 2021 and June 2020.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $682 million as of June 2021 and $678 million as of December 2020.

•
Assets classified as held for sale of $2.22 billion as of June 2021 and $437 million as of December 2020 related to the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2021
Consumer deposits	$ 79,305	$23,201	$102,506
Private bank deposits	67,398	2,546	69,944
Brokered certificates of deposit	–	31,866	31,866
Deposit sweep programs	28,491	–	28,491
Transaction banking	39,330	4,516	43,846
Other deposits	–	29,489	29,489
Total	$214,524	$91,618	$306,142
As of December 2020
Consumer deposits	$ 67,395	$29,530	$ 96,925
Private bank deposits	67,185	1,183	68,368
Brokered certificates of deposit	–	30,060	30,060
Deposit sweep programs	22,987	–	22,987
Transaction banking	28,852	–	28,852
Other deposits	–	12,770	12,770
Total	$186,419	$73,543	$259,962
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $33.56 billion as of June 2021 and $16.18 billion as of December 2020 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.0 years as of June 2021 and 1.3 years as of December 2020.

•
Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of June 2021, the firm had 12 such deposit sweep program agreements.

57	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $136.72 billion as of June 2021 and $123.03 billion as of December 2020.

•	Deposits insured by non-U.S. insurance programs were $29.35 billion as of June 2021 and $27.52 billion as of December 2020.
The table below presents the location of deposits.

	As of

$ in millions	June 2021	December 2020
U.S. offices	$231,734	$206,356
Non-U.S. offices	74,408	53,606
Total	$306,142	$259,962
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of June 2021

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2021	$22,209	$18,345	$40,554
2022	23,219	11,209	34,428
2023	6,489	125	6,614
2024	4,151	134	4,285
2025	2,054	267	2,321
2026	1,489	251	1,740
2027 - thereafter	959	717	1,676
Total	$60,570	$31,048	$91,618
As of June 2021, deposits in U.S. offices included $14.03 billion and deposits in
non-U.S.
offices included $30.52 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2021 and December 2020. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2021 and December 2020.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	June 2021	December 2020
Unsecured short-term borrowings	$ 61,740	$ 52,870
Unsecured long-term borrowings	238,930	213,481
Total	$300,670	$266,351
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2021 and December 2020.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	June 2021	December 2020
Current portion of unsecured long-term borrowings	$26,077	$25,914
Hybrid financial instruments	22,850	18,823
Commercial paper	10,710	6,085
Other unsecured short-term borrowings	2,103	2,048
Total unsecured short-term borrowings	$61,740	$52,870
Weighted average interest rate	1.98%	1.84%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs June 2021 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2021
Fixed-rate obligations	$111,944	$46,475	$158,419
Floating-rate obligations	46,692	33,819	80,511
Total	$158,636	$80,294	$238,930
As of December 202 0
Fixed-rate obligations	$100,558	$38,759	$139,317
Floating-rate obligations	42,019	32,145	74,164
Total	$142,577	$70,904	$213,481
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on LIBOR or Euro Interbank Offered Rate.

•
U.S. dollar-denominated debt had interest rates ranging from 0.48% to 7.68% (with a weighted average rate of 3.53%) as of June 2021 and 0.63% to 9.30% (with a weighted average rate of 4.07%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 1.89%) as of June 2021 and 0.13% to 13.00% (with a weighted average rate of 2.20%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of June 2021
2022	$ 14,582
2023	37,567
2024	29,377
2025	28,018
2026	21,426
2027 - thereafter	107,960
Total	$238,930
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

•
Unsecured long-term borrowings included $8.43 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $6 million in 2022, $159 million in 2023, $505 million in 2024, $583 million in 2025, $422 million in 2026 and $6.75 billion in 2027 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	June 2021	December 2020
Fixed-rate obligations:
At fair value	$ 2,469	$ 1,521
At amortized cost	29,598	30,827
Floating-rate obligations:
At fair value	41,927	39,390
At amortized cost	164,936	141,743
Total	$238,930	$213,481

59	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 1.60% (2.32% related to fixed-rate obligations and 1.47% related to floating-rate obligations) as of June 2021 and 2.01% (3.34% related to fixed-rate obligations and 1.70% related to floating-rate obligations) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $194.53 billion as of June 2021 and $172.57 billion as of December 2020. The estimated fair value of such unsecured long-term borrowings was $203.85 billion as of June 2021 and $183.29 billion as of December 2020. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2021 and December 2020.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both June 2021 and December 2020.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2021
Subordinated debt	$13,959	$17,368	1.57%
Junior subordinated debt	968	1,350	1.19%
Total	$14,927	$18,718	1.55%
As of December 2020
Subordinated debt	$14,136	$18,529	1.83%
Junior subordinated debt	968	1,430	1.32%
Total	$15,104	$19,959	1.80%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2021 and December 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

Goldman Sachs June 2021 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	June 2021	December 2020
Compensation and benefits	$ 9,260	$ 7,896
Income tax-related liabilities	3,166	3,155
Operating lease liabilities	2,291	2,283
Noncontrolling interests	1,631	1,640
Employee interests in consolidated funds	27	34
Accrued expenses and other	7,573	7,443
Total	$23,948	$22,451
In the table above, accrued expenses and other includes contract liabilities, which represent consideration received by the firm in connection with its contracts with clients, prior to providing the service. As of both June 2021 and December 2020, the firm’s contract liabilities were not material.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2021
Remainder o f 2 021	$ 162
2022	323
2023	282
2024	266
2025	235
2026 - thereafter	1,807
Total undiscounted lease payments	3,075
Imputed interest	(784)
Total operating lease liabilities	$2,291
Weighted average remaining lease term	15 years
Weighted average discount rate	3.72%
As of December 2020
2021	$ 342
2022	301
2023	264
2024	247
2025	215
2026 - thereafter	1,899
Total undiscounted lease payments	3,268
Imputed interest	(985)
Total operating lease liabilities	$2,283
Weighted average remaining lease term	16 years
Weighted average discount rate	4.02%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02,
“Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $110 million for both the three months ended June 2021 and June 2020, $230 million for the six months ended June 2021 and $223 million for the six months ended June 2020. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2021 and June 2020. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the six months ended June 2021 and June 2020.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced were $441 million as of June 2021.
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

61	Goldman Sachs June 2021 Form 10-Q

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

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Residential mortgages	$ 4,813	$5,297	$ 9,751	$ 8,404
Commercial mortgages	5,836	2,457	11,209	7,453
Other financial assets	1,162	687	2,225	1,227
Total financial assets securitized	$11,811	$8,441	$23,185	$17,084
Retained interests cash flows	$ 282	$ 98	$ 412	$ 184
In the table above, financial assets securitized included assets of $274 million during
 the three months ended June 2021, $129 million during the three months ended June 2020, $413 million during
 the six months ended June 2021 and $303 million during the six months ended June 2020, which were securitized in a non-cash
exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2021
U.S. government agency-issued CMOs	$ 25,675	$1,487	$ –
Other residential mortgage-backed	23,320	1,053	21
Other commercial mortgage-backed	45,735	1,078	28
Corporate debt and other asset-backed	5,783	252	–
Total	$100,513	$3,870	$49
As of December 2020
U.S. government agency-issued CMOs	$ 20,841	$ 906	$ 4
Other residential mortgage-backed	24,262	1,170	23
Other commercial mortgage-backed	38,340	914	39
Corporate debt and other asset-backed	4,299	192	–
Total	$ 87,742	$3,182	$66
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.
•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2015 and thereafter.

•	The fair value of retained interests was $3.88 billion as of June 2021 and $3.19 billion as of December 2020.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $97 million as of June 2021 and $52 million as of December 2020, and the notional amount of these derivatives and commitments was $1.99 billion as of June 2021 and $1.43 billion as of December 2020. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	June 2021	December 2020
Fair value of retained interests	$3,632	$2,993
Weighted average life (years)	5.3	4.7
Constant prepayment rate	13.0%	15.0%
Impact of 10% adverse change	$ (28)	$ (25)
Impact of 20% adverse change	$ (51)	$ (50)
Discount rate	7.4%	6.1%
Impact of 10% adverse change	$ (54)	$ (42)
Impact of 20% adverse change	$ (105)	$ (82)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

Goldman Sachs June 2021 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	The constant prepayment rate is included only for positions for which it is a key assumption in the determination of fair value.

•
The discount rate for retained interests that relate to U.S. government agency-issued CMOs does not include any credit loss. Expected credit loss assumptions are reflected in the discount rate for the remainder of retained interests.

The firm has other retained interests not reflected in the table above with a fair value of $252 million and a weighted average life of 3.1 years as of June 2021, and a fair value of $192 million and a weighted average life of 3.9 years as of December 2020. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June 2021 and December 2020. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $252 million as of June 2021 and $192 million as of December 2020.
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

63	Goldman Sachs June 2021 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	June 2021	December 2020
Total nonconsolidated VIEs
Assets in VIEs	$159,629	$148,665
Carrying value of variable interests — assets	$ 9,846	$ 8,624
Carrying value of variable interests — liabilities	$ 755	$ 888
Maximum exposure to loss:
Retained interests	$ 3,870	$ 3,182
Purchased interests	813	1,041
Commitments and guarantees	2,168	2,455
Derivatives	8,792	8,343
Debt and equity	4,789	4,020
Total	$ 20,432	$ 19,041
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

Goldman Sachs June 2021 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	June 2021	December 2020
Mortgage-backed
Assets in VIEs	$107,729	$99,353
Carrying value of variable interests — assets	$ 4,399	$ 4,014
Maximum exposure to loss:
Retained interests	$ 3,618	$ 2,990
Purchased interests	781	1,024
Commitments and guarantees	41	47
Derivatives	394	394
Total	$ 4,834	$ 4,455
Real estate, credit- and power-related and other investing
Assets in VIEs	$ 23,046	$20,934
Carrying value of variable interests — assets	$ 3,566	$ 3,288
Carrying value of variable interests — liabilities	$ 10	$ 14
Maximum exposure to loss:
Commitments and guarantees	$ 1,426	$ 1,374
Derivatives	70	84
Debt and equity	3,566	3,288
Total	$ 5,062	$ 4,746
Corporate debt and other asset-backed
Assets in VIEs	$ 16,635	$14,077
Carrying value of variable interests — assets	$ 1,452	$ 913
Carrying value of variable interests — liabilities	$ 745	$ 874
Maximum exposure to loss:
Retained interests	$ 252	$ 192
Purchased interests	32	17
Commitments and guarantees	667	989
Derivatives	8,325	7,862
Debt and equity	794	323
Total	$ 10,070	$ 9,383
Investments in funds
Assets in VIEs	$ 12,219	$14,301
Carrying value of variable interests — assets	$ 429	$ 409
Maximum exposure to loss:
Commitments and guarantees	$ 34	$ 45
Derivatives	3	3
Debt and equity	429	409
Total	$ 466	$ 457
As of both June 2021 and December 2020, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets primarily included in investments and loans, and liabilities included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

•	Investments in funds: Assets included in investments.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	June 2021	December 2020
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 215	$ 312
Trading assets	155	96
Investments	867	880
Loans	1,738	2,099
Other assets	575	989
Total	$3,550	$4,376
Liabilities
Other secured financings	$1,348	$1,891
Customer and other payables	5	28
Trading liabilities	54	296
Unsecured short-term borrowings	40	43
Unsecured long-term borrowings	207	226
Other liabilities	946	948
Total	$2,600	$3,432
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

•	Substantially all assets can only be used to settle obligations of the VIE.

65	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	June 2021	December 2020
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 129	$ 229
Trading assets	38	8
Investments	867	880
Loans	1,738	2,099
Other assets	575	989
Total	$3,347	$4,205
Liabilities
Other secured financings	$ 312	$ 649
Customer and other payables	5	28
Trading liabilities	54	46
Other liabilities	946	948
Total	$1,317	$1,671
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 86	$ 83
Total	$ 86	$ 83
Liabilities
Other secured financings	$ 627	$ 679
Total	$ 627	$ 679
Principal-protected notes
Assets
Trading assets	$ 117	$ 88
Total	$ 117	$ 88
Liabilities
Other secured financings	$ 409	$ 563
Trading liabilities	–	250
Unsecured short-term borrowings	40	43
Unsecured long-term borrowings	207	226
Total	$ 656	$1,082
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	June 2021	December 2020
Commitment Type
Commercial lending:
Investment-grade	$ 95,800	$ 83,801
Non-investment-grade	75,062	56,757
Warehouse financing	10,620	9,377
Credit cards	28,529	21,640
Total lending	210,011	171,575
Risk participations	10,126	8,054
Collateralized agreement	110,120	55,278
Collateralized financing	34,584	35,402
Letters of credit	369	367
Investment	8,067	6,456
Other	9,608	7,836
Total commitments	$382,885	$284,968
The table below presents commitments by expiration.

	As of June 2021

$ in millions	Remainder of 2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 6,015	$36,934	$34,405	$ 18,446
Non-investment-grade	2,280	21,397	23,687	27,698
Warehouse financing	22	5,285	4,203	1,110
Credit cards	28,529	–	–	–
Total lending	36,846	63,616	62,295	47,254
Risk participations	536	5,237	3,093	1,260
Collateralized agreement	106,401	3,719	–	–
Collateralized financing	34,584	–	–	–
Letters of credit	205	123	–	41
Investment	3,193	1,890	1,586	1,398
Other	9,092	432	50	34
Total commitments	$190,857	$75,017	$67,024	$ 49,987
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

Goldman Sachs June 2021 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about lending commitments.

	As of

$ in millions	June 2021	December 2020
Held for investment	$192,914	$162,513
Held for sale	15,458	6,594
At fair value	1,639	2,468
Total	$210,011	$171,575
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.06 billion (including allowance for credit losses of $822 million) as of June 2021 and $775 million (including allowance for credit losses of $557 million) as of December 2020. The estimated fair value of such lending commitments was a liability of $3.98 billion as of June 2021 and $4.05 billion as of December 2020. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.37 billion as of June 2021 and $2.43 billion as of December 2020 would have been classified in level 2, and $1.61 billion as of June 2021 and $1.62 billion as of December 2020 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $75 million as of June 2021 and $68 million as of December 2020. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both June 2021 and December 2020.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $117.42 billion as of June 2021 and $110.31 billion as of December 2020, related to relationship lending activities (principally used for operating and general corporate purposes) and $35.29 billion as of June 2021 and $15.81 billion as of December 2020, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
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
Credit Cards.
The firm’s credit card lending commitments included $26.57 billion as of June 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card commitments also includes approximately $2.0 billion relating to the firm’s commitment to acquire a credit card portfolio in connection with its agreement, in January 2021, to form a co-branded
credit card relationship with General Motors. This amount represents the portfolio’s outstanding credit card loan balance as of June 2021. However, the final amount will depend on the outstanding balance of credit card loans at the closing of the acquisition, which is expected to occur by the first quarter of 2022.
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

67	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.73 billion as of June 2021 and $1.69 billion as of December 2020, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings, including certain mortgage-related matters.
Other Contingencies.
In connection with the settlement agreement with the Residential Mortgage-Backed Securities Working Group of the U.S. Financial Fraud Enforcement Task Force, the firm agreed to provide $1.80 billion in consumer relief, and the independent monitor overseeing the firm’s compliance with its consumer relief obligations validated that the firm has satisfied its obligations. This relief was provided in the form of principal forgiveness for underwater homeowners and distressed borrowers; financing for construction, rehabilitation and preservation of affordable housing; and support for debt restructuring, foreclosure prevention and housing quality improvement programs, as well as land banks.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of June 2021
Carrying Value of Net Liability	$ 3,368	$ –	$ 227
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2021	$ 64,573	$ 17,861	$ 934
2022 - 2023	67,567	–	2,661
2024 - 2025	26,912	–	2,337
2026 - thereafter	33,403	–	363
Total	$192,455	$ 17,861	$6,295
As of December 2020
Carrying Value of Net Liability	$ 4,357	$ –	$ 253
Maximum Payout/Notional Amount by Period of Expiration
2021	$ 89,202	$21,352	$1,263
2022 - 2023	56,204	–	3,304
2024 - 2025	23,389	–	2,787
2026 - thereafter	32,244	–	268
Total	$201,039	$21,352	$7,622
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.52 billion as of June 2021 and $1.66 billion as of December 2020, and derivative liabilities of $4.89 billion as of June 2021 and $6.02 billion as of December 2020.

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

Goldman Sachs June 2021 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $17.86 billion as of June 2021 and $19.86 billion as of December 2020. Collateral held by the lenders in connection with securities lending indemnifications was $18.34 billion as of June 2021 and $20.39 billion as of December 2020. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. There were no amounts outstanding under the guarantee as of June 2021. As of December 2020, the maximum payout on this guarantee was $1.49 billion and the related collateral held was $1.50 billion.
Other Financial Guarantees.
In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). The firm evaluates progress toward satisfying this obligation based on the report
that it receives on a semi-annual basis, expected in February and August. Based on the
 l
a
test report as of
February 2021, approximately

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

69	Goldman Sachs June 2021 Form 10-Q

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2021 and December 2020.
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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2021 and December 2020.
Guarantees of Subsidiaries.
Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI) and Goldman Sachs Bank Europe SE (GSBE) related to agreements that each entity has entered into with certain of its counterparties. Furthermore, Group Inc. provided a guarantee to GS Bank USA in 2020 related to securities that GS Bank USA acquired from certain affiliated funds of Group Inc. and loans and lending commitments that GS Bank USA acquired from certain subsidiaries of Group Inc. As of June 2021, none of the securities acquired from the affiliated funds were outstanding.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both June 2021 and December 2020, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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

Goldman Sachs June 2021 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about common stock repurchases.

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2021	2020	2021	2020
Common share repurchases	2.8	–	11.6	8.2
Average cost per share	$350.90	$ –	$320.12	$236.35
Total cost of common share repurchases	$ 1,000	$ –	$ 3,700	$ 1,928
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the six months ended June 2021, 1,830 shares were remitted with a total value of $0.5 million and the firm cancelled 3.3 million share-based awards with a total value of $969 million.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June

	2021	2020	2021	2020
Dividends declared per common share	$1.25	$1.25	$2.50	$2.50
On July 12, 2021, the Board of Directors of Group Inc. (Board) increased the quarterly dividend to $2.00 per common share from $1.25 per common share. The dividend will be paid on September 29, 2021 to common shareholders of record on September 1, 2021.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2021.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
Total	412,700	340,282	340,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
R	February 10, 2025	$ 25,000	600
S	February 10, 2025	$ 25,000	350
T	May 10, 2026	$ 25,000	675
Total			$9,203
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative Preferred Stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive approval from the FRB.

•	In April 2021, the firm issued 27,000 shares of Series T 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series T Preferred Stock).

•
The redemption price per share for Series A through F and Series Q through T Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 14 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•
The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

71	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In July 2021, the firm issued 30,000 shares of Series U 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series U Preferred Stock). Each share of Series U Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 25 depositary shares and is redeemable at the firm’s option beginning August 10, 2026 at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on Series U Preferred Stock, if declared, are payable semi-annually at (i) 3.65% per annum from the issuance date to, but excluding, August 10, 2026 and, thereafter, (ii) 2.915% per annum plus the five-year treasury rate.
In the second quarter of 2021, the firm redeemed all outstanding shares of its Series N 6.30%
Non-Cumulative
Preferred Stock (Series N Preferred Stock) with a redemption value of $675 million ($25,000 per share), plus accrued and unpaid dividends on May 19, 2021. The difference between the redemption value and net carrying value was $20 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2021.
In the first quarter of 2021, the firm redeemed all outstanding shares of its Series M 5.375%
Fixed-to-Floating
Rate
Non-Cumulative
Preferred Stock (Series M Preferred Stock) with a redemption value of $2 billion ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $21 million, which was recorded as an addition to preferred stock dividends in the first quarter of 2021.
In 2020, the firm redeemed the remaining 14,000 outstanding shares of its Series L 5.70%
Non-Cumulative
Preferred Stock (Series L Preferred Stock) with a redemption value of $350 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $1 million, which was recorded as an addition to preferred stock dividends in 2020.
The table below presents the dividend rates of perpetual preferred stock as of June 2021.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2021		2020

Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$ 231.77	$ 7	$ 236.98	$ 7
C	$ 247.22	2	$ 252.78	2
D	$ 247.22	13	$ 252.78	14
E	$1,022.22	8	$1,011.11	8
F	$1,022.22	1	$1,011.11	1
J	$ 343.75	13	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
M	$ –	–	$ 671.88	54
N	$ 393.75	9	$ 393.75	10
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Total		$119		$176
Six Months Ended June
A	$ 471.35	$ 14	$ 471.36	$ 14
C	$ 502.78	4	$ 502.78	4
D	$ 502.78	27	$ 502.78	27
E	$2,022.22	15	$2,022.22	15
F	$2,022.22	3	$2,022.22	3
J	$ 687.50	27	$ 687.50	28
K	$ 796.88	22	$ 796.88	22
L	$ –	–	$ 361.54	4
M	$ –	–	$ 671.88	54
N	$ 787.50	19	$ 787.50	21
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Q	$ 687.50	14	$ 889.93	18
R	$ 618.75	15	$ –	–
S	$ 550.00	8	$ –	–
Total		$223		$265

Goldman Sachs June 2021 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

On July 7, 2021, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, and $550.00 per share of Series S Preferred Stock to be paid on August 10, 2021 to preferred shareholders of record on July 26, 2021. In addition, the firm declared dividends of $1,022.22 per share of Series E Preferred Stock and $1,022.22 per share of Series F Preferred Stock to be paid on September 1, 2021 to preferred shareholders of record on August 17, 2021.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2021
Currency translation	$ (696)	$ (16)	$ (712)
Debt valuation adjustment	(852)	117	(735)
Pension and postretirement liabilities	(361)	–	(361)
Available-for-sale securities	(165)	84	(81)
Total	$(2,074)	$ 185	$(1,889)
Three Months Ended June 2020
Currency translation	$ (633)	$ (44)	$ (677)
Debt valuation adjustment	2,342	(2,218)	124
Pension and postretirement liabilities	(335)	(4)	(339)
Available-for-sale securities	563	(12)	551
Total	$ 1,937	$(2,278)	$ (341)
Six Months Ended June 2021
Currency translation	$ (696)	$ (16)	$ (712)
Debt valuation adjustment	(833)	98	(735)
Pension and postretirement liabilities	(368)	7	(361)
Available-for-sale securities	463	(544)	(81)
Total	$(1,434)	$ (455)	$(1,889)
Six Months Ended June 2020
Currency translation	$ (616)	$ (61)	$ (677)
Debt valuation adjustment	(572)	696	124
Pension and postretirement liabilities	(342)	3	(339)
Available-for-sale securities	46	505	551
Total	$ (1,484)	$ 1,143	$ (341)
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

73	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements as of both June 2021 and December 2020.

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

Based on the firm’s 2021 Comprehensive Capital Analysis and Review submission, the FRB has set the

SCB for the firm at 6.4% for the period from October 1, 2021 through September 30, 2022. As a result, beginning on October 1, 2021, the firm’s Standardized requirements will be 13.4% for the CET1 capital ratio, 14.9% for the Tier 1 capital ratio and 16.9% for the Total capital ratio.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2021
CET1 capital	$ 89,440	$ 89,440
Tier 1 capital	$ 98,514	$ 98,514
Tier 2 capital	$ 14,965	$ 12,747
Total capital	$113,479	$111,261
RWAs	$621,335	$667,143
CET1 capital ratio	14.4%	13.4%
Tier 1 capital ratio	15.9%	14.8%
Total capital ratio	18.3%	16.7%
As of December 2020
CET1 capital	$ 81,641	$ 81,641
Tier 1 capital	$ 92,730	$ 92,730
Tier 2 capital	$ 15,424	$ 13,279
Total capital	$108,154	$106,009
RWAs	$554,162	$609,750
CET1 capital ratio	14.7%	13.4%
Tier 1 capital ratio	16.7%	15.2%
Total capital ratio	19.5%	17.4%
In the table above, as permitted by the FRB, the firm has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, the firm has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both June 2021 and December 2020 would not have had a material impact on the firm’s capital ratios.
Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to
G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2021	December 2020
Tier 1 capital	$ 98,514	$ 92,730
Average total assets	$1,358,068	$1,152,785
Deductions from Tier 1 capital	(5,003)	(4,948)
Average adjusted total assets	1,353,065	1,147,837
Impact of SLR temporary amendment	–	(202,748)
Average off-balance sheet exposures	424,376	387,848
Total leverage exposure	$1,777,441	$1,332,937
Tier 1 leverage ratio	7.3%	8.1%
SLR	5.5%	7.0%

Goldman Sachs June 2021 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of CECL transition.

•
Impact of SLR temporary amendment represented the exclusion of average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in the firm’s SLR by approximately 1.0 percentage points for the three months ended December 2020. Effective April 1, 2021, the amendment permitting this exclusion expired and, as a result, the SLR for the three months ended June 2021 did not reflect the impact of the temporary amendment to exclude the holdings of such assets.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	June 2021	December 2020
Common shareholders’ equity	$ 92,687	$ 84,729
Impact of CECL transition	1,041	1,126
Deduction for goodwill	(3,657)	(3,652)
Deduction for identifiable intangible assets	(504)	(601)
Other adjustments	(127)	39
CET1 capital	89,440	81,641
Preferred stock	9,203	11,203
Deduction for investments in covered funds	(126)	(106)
Other adjustments	(3)	(8)
Tier 1 capital	$ 98,514	$ 92,730
Standardized Tier 2 and Total capital
Tier 1 capital	$ 98,514	$ 92,730
Qualifying subordinated debt	12,077	12,196
Junior subordinated debt	94	188
Allowance for credit losses	2,841	3,095
Other adjustments	(47)	(55)
Standardized Tier 2 capital	14,965	15,424
Standardized Total capital	$113,479	$108,154
Advanced Tier 2 and Total capital
Tier 1 capital	$ 98,514	$ 92,730
Standardized Tier 2 capital	14,965	15,424
Allowance for credit losses	(2,841)	(3,095)
Other adjustments	623	950
Advanced Tier 2 capital	12,747	13,279
Advanced Total capital	$111,261	$106,009
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $675 million as of June 2021 and $680 million as of December 2020.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $19 million as of June 2021 and $29 million as of December 2020.

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

•
Junior subordinated debt is debt issued to a Trust. As of June 2021, 10% of this debt was included in Tier 2 capital and 90% was phased out of regulatory capital. As of December 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

75	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2021
CET1 capital
Beginning balance	$ 81,641	$ 81,641
Change in:
Common shareholders’ equity	7,958	7,958
Impact of CECL transition	(85)	(85)
Deduction for goodwill	(5)	(5)
Deduction for identifiable intangible assets	97	97
Other adjustments	(166)	(166)
Ending balance	$ 89,440	$ 89,440
Tier 1 capital
Beginning balance	$ 92,730	$ 92,730
Change in:
CET1 capital	7,799	7,799
Deduction for investments in covered funds	(20)	(20)
Preferred stock	(2,000)	(2,000)
Other adjustments	5	5
Ending balance	98,514	98,514
Tier 2 capital
Beginning balance	15,424	13,279
Change in:
Qualifying subordinated debt	(119)	(119)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	(254)	–
Other adjustments	8	(319)
Ending balance	14,965	12,747
Total capital	$113,479	$111,261
Year Ended December 2020
CET1 capital
Beginning balance	$ 74,850	$ 74,850
Change in:
Common shareholders’ equity	5,667	5,667
Impact of CECL transition	1,126	1,126
Deduction for goodwill	(123)	(123)
Deduction for identifiable intangible assets	3	3
Other adjustments	118	118
Ending balance	$ 81,641	$ 81,641
Tier 1 capital
Beginning balance	$ 85,440	$ 85,440
Change in:
CET1 capital	6,791	6,791
Deduction for investments in covered funds	504	504
Other adjustments	(5)	(5)
Ending balance	92,730	92,730
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(651)	(651)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,293	–
Other adjustments	(47)	553
Ending balance	15,424	13,279
Total capital	$108,154	$106,009
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

Goldman Sachs June 2021 Form 10-Q	76

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
The firm’s positional losses observed on a single day did not exceed its 99%
one-day
regulatory VaR during the six months ended June 2021 and exceeded its 99%
one-day
regulatory VaR on six occasions during 2020 (all of which occurred during March 2020 and, as permitted by the FRB, did not have any impact on the firm’s VaR multiplier used to calculate Market RWAs);

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2021
Credit RWAs
Derivatives	$128,830	$110,132
Commitments, guarantees and loans	197,151	168,796
Securities financing transactions	77,787	15,363
Equity investments	55,578	62,005
Other	71,705	89,350
Total Credit RWAs	531,051	445,646
Market RWAs
Regulatory VaR	15,771	15,771
Stressed VaR	51,917	51,917
Incremental risk	7,704	7,704
Comprehensive risk	2,164	2,164
Specific risk	12,728	12,728
Total Market RWAs	90,284	90,284
Total Operational RWAs	–	131,213
Total RWAs	$621,335	$667,143
As of December 2020
Credit RWAs
Derivatives	$120,292	$111,691
Commitments, guarantees and loans	176,501	151,587
Securities financing transactions	71,427	16,568
Equity investments	46,944	49,268
Other	70,274	83,599
Total Credit RWAs	485,438	412,713
Market RWAs
Regulatory VaR	14,913	14,913
Stressed VaR	31,978	31,978
Incremental risk	7,882	7,882
Comprehensive risk	1,758	1,758
Specific risk	12,193	12,193
Total Market RWAs	68,724	68,724
Total Operational RWAs	–	128,313
Total RWAs	$554,162	$609,750
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

77	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2021
RWAs
Beginning balance	$554,162	$609,750
Credit RWAs
Change in:
Derivatives	8,538	(1,559)
Commitments, guarantees and loans	20,650	17,209
Securities financing transactions	6,360	(1,205)
Equity investments	8,634	12,737
Other	1,431	5,751
Change in Credit RWAs	45,613	32,933
Market RWAs
Change in:
Regulatory VaR	858	858
Stressed VaR	19,939	19,939
Incremental risk	(178)	(178)
Comprehensive risk	406	406
Specific risk	535	535
Change in Market RWAs	21,560	21,560
Change in Operational RWAs	–	2,900
Ending balance	$621,335	$667,143
Year Ended December 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(614)	39,060
Commitments, guarantees and loans	(3,239)	17,131
Securities financing transactions	5,560	2,734
Equity investments	(9,870)	(12,624)
Other	(5,386)	5,333
Change in Credit RWAs	(13,549)	51,634
Market RWAs
Change in:
Regulatory VaR	5,980	5,980
Stressed VaR	1,067	1,067
Incremental risk	3,574	3,574
Comprehensive risk	365	567
Specific risk	(6,850)	(6,850)
Change in Market RWAs	4,136	4,338
Change in Operational RWAs	–	9,125
Ending balance	$554,162	$609,750
RWAs Rollforward Commentary
Six Months Ended June 2021.
Standardized Credit RWAs as of June 2021 increased by $45.61 billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity), an increase in derivatives (principally due to increased exposures), an increase in equity investments (principally due to increased exposures as a result of gains, partially offset by sales), and an increase in securities financing transactions (principally due to increased exposures). Standardized Market RWAs as of June 2021 increased by
 $21.56
billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates).
Advanced Credit RWAs as of June 2021 increased by
$32.93
billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity), an increase in equity investments (principally due to increased exposures as a result of gains, partially offset by sales) and an increase in other credit RWAs (principally due to increased corporate debt
, and customer and oth
er receivables
 exposures). Advanced Market RWAs as of June 2021 increased by
 $21.56
billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates).
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

Goldman Sachs June 2021 Form 10-Q	78

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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2021
CET1 capital	$ 32,593	$ 32,593
Tier 1 capital	$ 32,593	$ 32,593
Tier 2 capital	$ 6,148	$ 4,688
Total capital	$ 38,741	$ 37,281
RWAs	$295,470	$193,398
CET1 capital ratio	11.0%	16.9%
Tier 1 capital ratio	11.0%	16.9%
Total capital ratio	13.1%	19.3%
As of December 2020
CET1 capital	$ 30,656	$ 30,656
Tier 1 capital	$ 30,656	$ 30,656
Tier 2 capital	$ 6,288	$ 4,903
Total capital	$ 36,944	$ 35,559
RWAs	$266,153	$165,799
CET1 capital ratio	11.5%	18.5%
Tier 1 capital ratio	11.5%	18.5%
Total capital ratio	13.9%	21.4%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2021 and December 2020.

•
As permitted by the FRB, GS Bank USA has elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, during 2020 and 2021, GS Bank USA has elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both June 2021 and December 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

79	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
The Standardized and Advanced risk-based capital ratios decreased from December 2020 to June 2021, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital, reflecting net earnings and a capital contribution from Group Inc.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2021	December 2020
Tier 1 capital	$ 32,593	$ 30,656
Average adjusted total assets	$306,095	$283,869
Total leverage exposure	$512,063	$343,198
Tier 1 leverage ratio	10.6%	10.8%
SLR	6.4%	8.9%
In the table above:

•	Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and the impact of CECL transition.

•
Total leverage exposure, for the three months ended December 2020, excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment.
The impact of this temporary amendment was an increase in GS Bank USA’s SLR by approximately 2.4
 p
ercentage points for the three months ended December 2020. Effective April 1, 2021, the amendment permitting this exclusion expired and, as a result, the SLR for the three months ended June 2021 did not reflect the impact of the temporary amendment to exclude the holdings of such assets.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiaries, GSIB and GSBE, are also subject to regulatory capital requirements. GSIB is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), and GSBE is directly supervised by the European Central Bank and by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism. As of both June 2021 and December 2020, GSIB and GSBE were in compliance with their regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both June 2021 and December 2020, the reserve requirement ratio was zero percent. The amount deposited by GS Bank USA at the Federal Reserve was $133.09 billion as of June 2021 and $52.71 billion as of December 2020.
Restrictions on Payments
Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval. For example, the amount of dividends that may be paid by GS Bank USA are limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. In connection with the acquisition of GSBE by GS Bank USA on July 1, 2021, Group Inc. made a $33 billion cash capital contribution to GS Bank USA on that date.
Since the acquisition and through the date of this report, GS Bank USA has declared and paid approximately

$33 billion of dividends to Group Inc., largely reflecting the subsequent maturity or settlement of assets held by GSBE on the acquisition date. Accordingly, GS Bank USA cannot currently declare any additional dividends without prior regulatory approval
.
In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.
Group Inc.’s equity investment in subsidiaries was $111.10 billion as of June 2021 and $103.80 billion as of December 2020, of which Group Inc. was required to maintain $72.26 billion as of June 2021 and $63.68 billion as of December 2020, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk
.

Goldman Sachs June 2021 Form 10-Q	80

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2021	2020	2021	2020
Net earnings to common	$5,347	$ 197	$12,058	$1,320
Weighted average basic shares	350.8	355.7	353.6	356.8
Effect of dilutive RSUs	5.2	–	4.8	–
Weighted average diluted shares	356.0	355.7	358.4	356.8
Basic EPS	$15.22	$ 0.53	$ 34.06	$ 3.66
Diluted EPS	$15.02	$ 0.53	$ 33.64	$ 3.66
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.02 for the three months ended June 2021 and $0.04 for the six months ended June 2021, and a reduction in basic and diluted EPS of $0.02 for the three months ended June 2020 and $0.04 for the six months ended June 2020.

•	Diluted EPS does not include antidilutive RSUs of approximately 0.1 million for both the three and six months ended June 2021, and 7.5 million for both the three and six months ended June 2020.
Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June
$ in millions	2021	2020	2021	2020
Fees earned from funds	$783	$804	$1,601	$1,725

	As of

$ in millions	June 2021	December 2020
Fees receivable from funds	$ 932	$ 803
Aggregate carrying value of interests in funds	$5,419	$5,068
The firm may periodically determine to waive certain management fees on selected money market funds to enhance the yield for investors in these funds. Management fees waived were $161 million for the three months ended June 2021
,
$19 million for the three months ended June 2020, $266 million for the six months ended June 2021 and $31 million for the six months ended June 2020.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which none were outstanding as of June 2021 and $321 million were outstanding as of December 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. Group Inc. provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.

81	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of both June 2021 and December 2020. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. Except as noted above, the firm has not provided any additional financial support to its affiliated funds during both the six months ended June 2021 and the year ended December 2020.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Deposits with banks	$ 7	$ 18	$ 4	$ 223
Collateralized agreements	(250)	(16)	(431)	518
Trading assets	1,130	1,257	2,323	2,830
Investments	378	321	885	792
Loans	1,295	1,222	2,515	2,538
Other interest	379	232	697	883
Total interest income	2,939	3,034	5,993	7,784
Deposits	316	659	659	1,477
Collateralized financings	25	72	8	520
Trading liabilities	372	272	745	586
Short-term borrowings	160	158	318	299
Long-term borrowings	741	1,131	1,634	2,236
Other interest	(304)	(202)	(482)	409
Total interest expense	1,310	2,090	2,882	5,527
Net interest income	$1,629	$ 944	$3,111	$2,257
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.
•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs June 2021 Form 10-Q	82

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2021
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2015
Hong Kong	2015
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2021. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2017 has been completed and the final resolution is not expected to have a material impact on the effective tax rate. The 2018 and 2019 tax years remain subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during the first half of 2021.
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

83	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Investment Banking
Non-interest revenues	$ 3,485	$ 2,664	$ 7,156	$ 4,710
Net interest income	124	(7)	224	131
Total net revenues	3,609	2,657	7,380	4,841
Provision for credit losses	(107)	819	(270)	1,441
Operating expenses	1,955	2,704	3,818	3,873
Pre-tax earnings/(loss)	$ 1,761	$ (866)	$ 3,832	$ (473)
Net earnings/(loss)	$ 1,413	$ (639)	$ 3,111	$ (285)
Net earnings/(loss) to common	$ 1,393	$ (662)	$ 3,072	$ (319)
Average common equity	$ 9,792	$11,070	$10,078	$11,141
Return on average common equity	56.9%	(23.9)%	61.0%	(5.7)%
Global Markets
Non-interest revenues	$ 4,158	$ 6,547	$11,178	$11,199
Net interest income	742	629	1,303	1,140
Total net revenues	4,900	7,176	12,481	12,339
Provision for credit losses	14	183	(6)	251
Operating expenses	3,373	5,179	7,558	8,026
Pre-tax earnings	$ 1,513	$ 1,814	$ 4,929	$ 4,062
Net earnings	$ 1,201	$ 419	$ 4,002	$ 2,442
Net earnings to common	$ 1,121	$ 305	$ 3,851	$ 2,269
Average common equity	$44,430	$42,702	$42,741	$40,970
Return on average common equity	10.1%	2.9%	18.0%	11.1%
Asset Management
Non-interest revenues	$ 5,014	$ 2,176	$ 9,445	$ 1,909
Net interest income	118	(75)	301	96
Total net revenues	5,132	2,101	9,746	2,005
Provision for credit losses	(65)	271	(12)	350
Operating expenses	1,943	1,332	3,833	2,530
Pre-tax earnings/(loss)	$ 3,254	$ 498	$ 5,925	$ (875)
Net earnings/(loss)	$ 2,620	$ 710	$ 4,810	$ (526)
Net earnings/(loss) to common	$ 2,592	$ 684	$ 4,757	$ (566)
Average common equity	$25,410	$19,322	$25,092	$20,371
Return on average common equity	40.8%	14.2%	37.9%	(5.6)%
Consumer & Wealth Management
Non-interest revenues	$ 1,102	$ 964	$ 2,202	$ 1,963
Net interest income	645	397	1,283	890
Total net revenues	1,747	1,361	3,485	2,853
Provision for credit losses	66	317	126	485
Operating expenses	1,369	1,199	2,868	2,443
Pre-tax earnings/(loss)	$ 312	$ (155)	$ 491	$ (75)
Net earnings/(loss)	$ 252	$ (117)	$ 399	$ (45)
Net earnings/(loss) to common	$ 241	$ (130)	$ 378	$ (64)
Average common equity	$10,459	$ 7,505	$10,335	$ 7,271
Return on average common equity	9.2%	(6.9)%	7.3%	(1.8)%
Total
Non-interest revenues	$13,759	$12,351	$29,981	$19,781
Net interest income	1,629	944	3,111	2,257
Total net revenues	15,388	13,295	33,092	22,038
Provision for credit losses	(92)	1,590	(162)	2,527
Operating expenses	8,640	10,414	18,077	16,872
Pre-tax earnings	$ 6,840	$ 1,291	$15,177	$ 2,639
Net earnings	$ 5,486	$ 373	$12,322	$ 1,586
Net earnings to common	$ 5,347	$ 197	$12,058	$ 1,320
Average common equity	$90,091	$80,599	$88,246	$79,753
Return on average common equity	23.7%	1.0%	27.3%	3.3%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

•
The allocation of common equity among the firm’s segments for the second quarter and first half of 2021 reflected updates to the firm’s attributed equity framework (effective January 1, 2021) to incorporate the impact of the SCB rule and the firm’s SCB of 6.6%, which became effective on October 1, 2020 under the Standardized Approach. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of the firm’s segments that occurred during the second quarter and first half of 2021. See Note 20 for information about the firm’s updated SCB, which will become effective on October 1, 2021.

The table below presents depreciation and amortization expense by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Investment Banking	$ 46	$ 43	$ 94	$ 82
Global Markets	194	147	362	280
Asset Management	196	213	386	383
Consumer & Wealth Management	84	96	176	191
Total	$520	$499	$1,018	$936

Goldman Sachs June 2021 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Assets
The table below presents assets by segment.

	As of

$ in millions	June 2021	December 2020
Investment Banking	$ 145,836	$ 116,242
Global Markets	1,025,631	844,606
Asset Management	96,605	95,751
Consumer & Wealth Management	119,850	106,429
Total	$1,387,922	$1,163,028
The table below presents gross loans by segment and loan type, and allowance for loan losses by segment.

	As of

$ in millions	June 2021	December 2020
Investment Banking
Corporate	$ 25,087	$ 27,866
Loans, gross	25,087	27,866
Allowance for loan losses	(951)	(1,322)
Loans	24,136	26,544
Global Markets
Corporate	15,292	13,248
Real estate	23,008	16,915
Other	5,182	3,499
Loans, gross	43,482	33,662
Allowance for loan losses	(442)	(448)
Loans	43,040	33,214
Asset Management
Corporate	7,435	7,545
Real estate	8,678	9,125
Other	704	675
Loans, gross	16,817	17,345
Allowance for loan losses	(749)	(787)
Loans	16,068	16,558
Consumer & Wealth Management
Wealth management	39,955	33,023
Installment	3,257	3,823
Credit cards	5,210	4,270
Loans, gross	48,422	41,116
Allowance for loan losses	(1,129)	(1,317)
Loans	47,293	39,799
Total
Loans, gross	133,808	119,989
Allowance for loan losses	(3,271)	(3,874)
Loans	$ 130,537	$ 116,115
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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2021		2020
Three Months Ended June
Americas	$ 9,957	65%	$ 8,289	62%
EMEA	3,478	22%	3,453	26%
Asia	1,953	13%	1,553	12%
Total net revenues	$15,388	100%	$13,295	100%
Americas	$ 4,465	65%	$ 1,853	143%
EMEA	1,675	25%	566	44%
Asia	700	10%	(1,128)	(87)%
Total pre-tax earnings	$ 6,840	100%	$ 1,291	100%
Six Months Ended June
Americas	$20,782	63%	$13,460	61%
EMEA	8,191	25%	5,561	25%
Asia	4,119	12%	3,017	14%
Total net revenues	$33,092	100%	$22,038	100%
Americas	$ 9,480	62%	$ 2,404	91%
EMEA	4,090	27%	1,002	38%
Asia	1,607	11%	(767)	(29)%
Total pre-tax earnings	$15,177	100%	$ 2,639	100%
In the table above:

•	Asia pre-tax earnings for the second quarter of 2020 and first half of 2020 were impacted by net provisions for litigation and regulatory proceedings.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

85	Goldman Sachs June 2021 Form 10-Q

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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	June 2021	December 2020
U.S. government and agency obligations	$144,443	$187,009
Percentage of total assets	10.4%	16.1%
Non-U.S. government and agency obligations	$ 70,370	$ 59,580
Percentage of total assets	5.1%	5.1%
In addition, the firm had $202.20 billion as of June 2021 and $116.63 billion as of December 2020 of cash deposits held at central banks (included in cash and cash equivalents), of which $133.09 billion as of June 2021 and $52.71 billion as of December 2020 was held at the Federal Reserve.
As of both June 2021 and December 2020, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of

$ in millions	June 2021	December 2020
U.S. government and agency obligations	$86,093	$60,158
Non-U.S. government and agency obligations	$92,458	$68,001
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K. and Japan.

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

Goldman Sachs June 2021 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2021 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.8 billion in excess of the aggregate reserves for such matters.
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
On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm. On August 28, 2018, Leissner was adjudicated guilty by the U.S. District Court for the Eastern District of New York of conspiring to launder money and to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Ng was charged with conspiring to launder money and to violate the FCPA’s anti-bribery and internal accounting controls provisions. On May 6, 2019, Ng pleaded not guilty to the DOJ’s criminal charges.
On August 18, 2020, the firm announced that it entered into a settlement agreement with the Government of Malaysia to resolve the criminal and regulatory proceedings in Malaysia involving the firm, which includes a guarantee that the Government of Malaysia receives at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1MDB.
On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the FCA, the PRA, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and will later be dismissed if the firm abides by the terms of the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM).

87	Goldman Sachs June 2021 Form 10-Q

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
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The second amended complaint filed on November 13, 2020

a
lleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies, and seeks unspecified damages, disgorgement and injunctive relief. Defendants moved to dismiss this action on January 15, 2021.
Beginning in March 2019, the firm has also received demands from three shareholders to investigate and pursue claims against certain current and former directors and executive officers based on their oversight and public disclosures regarding 1MDB and related internal controls. In June 2019, the Board appointed a Special Committee to consider the demands and, in January 2021, the Board voted to reject them. In June 2021, the firm reached a settlement with the three shareholders. Following the Board’s decision to reject the initial three demands, the firm received two additional demands from alleged shareholders (one of which is the alleged shareholder that filed the December 2019 books and records action in Delaware Chancery Court) to investigate and pursue claims related to 1MDB (and, for one of the demands, other matters) against other parties, including certain current and former directors and executive officers of the firm.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiffs filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants.
Mortgage-Related Matters
Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification. On June 21, 2021, the United States Supreme Court vacated the judgment of the Second Circuit and remanded the case for further proceedings.
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

Goldman Sachs June 2021 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and GSI, GSIB, Goldman Sachs Group UK Limited and GS Bank USA are among the defendants in an action filed in the High Court of England and Wales on November 11, 2020, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The claim in the U.K. action is for breaches of U.K. and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading.
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

89	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Alnylam Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 12, 2019 in New York Supreme Court, County of New York, relating to Alnylam Pharmaceuticals, Inc.’s (Alnylam) $805 million November 2017 public offering of common stock. In addition to the underwriters, the defendants include Alnylam and certain of its officers and directors. GS&Co. underwrote 2,576,000 shares of common stock representing an aggregate offering price of approximately $322 million. On October 30, 2020, the court denied the defendants’ motion to dismiss the amended complaint filed on November 7, 2019. On February 22, 2021, the plaintiffs moved for class certification. On April 29, 2021, the Appellate Division of the Supreme Court of the State of New York for the First Department denied defendants’ appeal of the New York Supreme Court’s denial of the defendants’ motion to dismiss the amended complaint, except with respect to one of the plaintiffs’ claims against Alnylam’s officers and directors.
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, and on June 28, 2021, defendants filed a motion to dismiss the second amended complaint.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On March 22, 2021, the defendants’ motion to dismiss the New York state court action was granted and the plaintiffs have filed a notice of appeal. On July 7, 2021, the court in the federal action granted in part and denied in part defendants’ motion to dismiss the consolidated complaint.
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

Goldman Sachs June 2021 Form 10-Q	90

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
Root, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on March 25, 2021 in the U.S. District Court for the Southern District of Ohio, relating to Root, Inc.’s (Root) $724 million October 2020 initial public offering of common stock. In addition to the underwriters, the defendants include Root and certain of its officers and directors. GS&Co. underwrote 9,406,891 shares of common stock representing an aggregate offering price of approximately $254 million. On May 12, 2021, plaintiffs voluntarily dismissed their claims without prejudice.
Array Technologies, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 14, 2021 in the U.S. District Court for the Southern District of New York, relating to Array Technologies, Inc.’s (Array) $1.2 billion October 2020 initial public offering of common stock, $1.3 billion December 2020 offering of common stock and $993 million March 2021 offering of common stock. In addition to the underwriters, the defendants include Array and certain of its officers and directors. GS&Co. underwrote an aggregate of 31,912,213 shares of common stock in the three offerings representing an aggregate offering price of approximately $877 million.
ContextLogic, Inc.
GS&Co. is among the underwriters named as defendants in two putative securities class actions filed on May 17, 2021 and May 25, 2021, respectively, in the U.S. District Court for the Northern District of California, relating to ContextLogic, Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million.
DiDi Global Inc.
Goldman Sachs (Asia) L.L.C. is among the underwriters named as defendants in two putative securities class actions filed on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. Goldman Sachs (Asia) L.L.C. underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On July 9, 2021, plaintiffs in the California district court action filed an amended complaint.
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

91	Goldman Sachs June 2021 Form 10-Q

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On July
 26,
 2021, plaintiffs in the May 31, 2019 action sought leave to file an amended complaint consolidating the two actions.
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

Goldman Sachs June 2021 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GS&Co., GSI, J. Aron & Company and Metro International Trade Services (Metro), a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiffs’ motion for class certification, and on December 16, 2020 the Second Circuit denied leave to appeal the denial. On February 17, 2021, the district court granted defendants’ motion for summary judgment with respect to the claims of most of the individual plaintiffs. On April 14, 2021, the plaintiffs appealed to the Second Circuit Court of Appeals.
Group Inc., GS&Co., GSI, J. Aron & Company and Metro are among the defendants in an action filed on February 27, 2020 in the High Court of Justice, Business and Property Courts of England and Wales. The particulars of claim seeks unspecified compensatory and exemplary damages based on alleged violations of U.K. and E.U. competition laws in connection with the storage and trading of aluminum. On May 21, 2021, the parties entered into a settlement agreement. The firm has paid the full amount of its contribution to the settlement. All proceedings against the firm were dismissed on June 4, 2021.
In connection with the sale of Metro, the firm agreed to provide indemnities to the buyer, including for any potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.
U.S. Treasury Securities Litigation
GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution. Defendants’ motion to dismiss was granted on March 31, 2021. On May 14, 2021, plaintiffs filed an amended complaint. On June 14, 2021, defendants filed a motion to dismiss the amended complaint.
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
Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI are among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages.

93	Goldman Sachs June 2021 Form 10-Q

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs June 2021 Form 10-Q	94

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2021, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and six month periods ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2021, which included a paragraph describing a change in the manner of accounting for credit losses on certain financial instruments in the 2020 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 3, 2021

95	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Assets
U.S.	$ 108,501	$ 68,836	$ 93,707	$ 55,042
Non-U.S.	86,395	78,397	82,644	66,250
Total deposits with banks	194,896	147,233	176,351	121,292
U.S.	209,228	137,881	191,728	137,493
Non-U.S.	142,133	126,256	125,768	124,737
Total collateralized agreements	351,361	264,137	317,496	262,230
U.S.	166,787	195,616	177,936	195,735
Non-U.S.	141,406	108,210	135,798	112,849
Total trading assets	308,193	303,826	313,734	308,584
U.S.	69,850	53,806	69,484	48,892
Non-U.S.	18,756	16,456	18,661	16,946
Total investments	88,606	70,262	88,145	65,838
U.S.	102,168	104,032	98,634	96,283
Non-U.S.	21,506	19,518	21,281	18,292
Total loans	123,674	123,550	119,915	114,575
U.S.	97,019	54,734	91,007	52,811
Non-U.S.	51,737	46,512	54,103	45,041
Total other interest-earning assets	148,756	101,246	145,110	97,852
Total interest-earning assets	1,215,486	1,010,254	1,160,751	970,371
Cash and due from banks	13,037	9,414	11,807	10,823
Other non-interest-earning assets	128,504	116,468	130,608	111,207
Total assets	$1,357,027	$1,136,136	$1,303,166	$1,092,401
Liabilities
U.S.	$ 218,196	$ 192,569	$ 209,996	$ 173,170
Non-U.S.	75,841	55,320	69,167	50,369
Total interest-bearing deposits	294,037	247,889	279,163	223,539
U.S.	105,444	66,702	104,097	77,463
Non-U.S.	73,170	35,626	61,417	36,255
Total collateralized financings	178,614	102,328	165,514	113,718
U.S.	73,941	47,826	73,159	37,726
Non-U.S.	77,696	53,606	71,420	50,777
Total trading liabilities	151,637	101,432	144,579	88,503
U.S.	35,054	37,295	35,388	35,767
Non-U.S.	37,468	20,688	36,202	19,544
Total short-term borrowings	72,522	57,983	71,590	55,311
U.S.	214,605	204,734	207,155	200,898
Non-U.S.	29,062	32,739	28,736	30,017
Total long-term borrowings	243,667	237,473	235,891	230,915
U.S.	134,723	140,803	129,552	134,544
Non-U.S.	83,493	64,021	79,685	64,861
Total other interest-bearing liabilities	218,216	204,824	209,237	199,405
Total interest-bearing liabilities	1,158,693	951,929	1,105,974	911,391
Non-interest-bearing deposits	6,046	6,406	6,271	6,365
Other non-interest-bearing liabilities	92,994	85,999	93,186	83,689
Total liabilities	1,257,733	1,044,334	1,205,431	1,001,445
Shareholders’ equity
Preferred stock	9,203	11,203	9,489	11,203
Common stock	90,091	80,599	88,246	79,753
Total shareholders’ equity	99,294	91,802	97,735	90,956
Total liabilities and shareholders’ equity	$1,357,027	$1,136,136	$1,303,166	$1,092,401
Percentage attributable to non-U.S. operations
Interest-earning assets	38.00%	39.13%	37.76%	39.58%
Interest-bearing liabilities	32.51%	27.52%	31.34%	27.63%

	Interest for the

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Assets
U.S.	$ 31	$ 26	$ 55	$ 177
Non-U.S.	(24)	(8)	(51)	46
Total deposits with banks	7	18	4	223
U.S.	(87)	13	(169)	453
Non-U.S.	(163)	(29)	(262)	65
Total collateralized agreements	(250)	(16)	(431)	518
U.S.	646	921	1,438	1,988
Non-U.S.	484	336	885	842
Total trading assets	1,130	1,257	2,323	2,830
U.S.	226	231	582	565
Non-U.S.	152	90	303	227
Total investments	378	321	885	792
U.S.	1,063	1,021	2,076	2,144
Non-U.S.	232	201	439	394
Total loans	1,295	1,222	2,515	2,538
U.S.	320	187	580	640
Non-U.S.	59	45	117	243
Total other interest-earning assets	379	232	697	883
Total interest-earning assets	$2,939	$3,034	$5,993	$7,784
Liabilities
U.S.	$ 266	$ 532	$ 557	$1,217
Non-U.S.	50	127	102	260
Total interest-bearing deposits	316	659	659	1,477
U.S.	47	57	59	457
Non-U.S.	(22)	15	(51)	63
Total collateralized financings	25	72	8	520
U.S.	116	122	265	227
Non-U.S.	256	150	480	359
Total trading liabilities	372	272	745	586
U.S.	144	146	288	281
Non-U.S.	16	12	30	18
Total short-term borrowings	160	158	318	299
U.S.	722	1,100	1,590	2,174
Non-U.S.	19	31	44	62
Total long-term borrowings	741	1,131	1,634	2,236
U.S.	(263)	(187)	(420)	265
Non-U.S.	(41)	(15)	(62)	144
Total other interest-bearing liabilities	(304)	(202)	(482)	409
Total interest-bearing liabilities	$1,310	$2,090	$2,882	$5,527
Net interest income
U.S.	$1,167	$ 629	$2,223	$1,346
Non-U.S.	462	315	888	911
Net interest income	$1,629	$ 944	$3,111	$2,257

Goldman Sachs June 2021 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended June		Six Months Ended June

	2021	2020	2021	2020
Assets
U.S.	0.11%	0.15%	0.12%	0.65%
Non-U.S.	(0.11)%	(0.04)%	(0.12)%	0.14%
Total deposits with banks	0.01%	0.05%	0.00%	0.37%
U.S.	(0.17)%	0.04%	(0.18)%	0.66%
Non-U.S.	(0.46)%	(0.09)%	(0.42)%	0.10%
Total collateralized agreements	(0.29)%	(0.02)%	(0.27)%	0.40%
U.S.	1.55%	1.89%	1.63%	2.04%
Non-U.S.	1.37%	1.25%	1.31%	1.50%
Total trading assets	1.47%	1.66%	1.49%	1.84%
U.S.	1.30%	1.73%	1.69%	2.32%
Non-U.S.	3.25%	2.20%	3.27%	2.69%
Total investments	1.71%	1.84%	2.02%	2.42%
U.S.	4.17%	3.95%	4.24%	4.48%
Non-U.S.	4.33%	4.14%	4.16%	4.33%
Total loans	4.20%	3.98%	4.23%	4.45%
U.S.	1.32%	1.37%	1.29%	2.44%
Non-U.S.	0.46%	0.39%	0.44%	1.08%
Total other interest-earning assets	1.02%	0.92%	0.97%	1.81%
Total interest-earning assets	0.97%	1.21%	1.04%	1.61%
Liabilities
U.S.	0.49%	1.11%	0.53%	1.41%
Non-U.S.	0.26%	0.92%	0.30%	1.04%
Total interest-bearing deposits	0.43%	1.07%	0.48%	1.33%
U.S.	0.18%	0.34%	0.11%	1.19%
Non-U.S.	(0.12)%	0.17%	(0.17)%	0.35%
Total collateralized financings	0.06%	0.28%	0.01%	0.92%
U.S.	0.63%	1.03%	0.73%	1.21%
Non-U.S.	1.32%	1.13%	1.36%	1.42%
Total trading liabilities	0.98%	1.08%	1.04%	1.33%
U.S.	1.65%	1.57%	1.64%	1.58%
Non-U.S.	0.17%	0.23%	0.17%	0.19%
Total short-term borrowings	0.88%	1.10%	0.90%	1.09%
U.S.	1.35%	2.16%	1.55%	2.18%
Non-U.S.	0.26%	0.38%	0.31%	0.42%
Total long-term borrowings	1.22%	1.92%	1.40%	1.95%
U.S.	(0.78)%	(0.53)%	(0.65)%	0.40%
Non-U.S.	(0.20)%	(0.09)%	(0.16)%	0.45%
Total other interest-bearing liabilities	(0.56)%	(0.40)%	(0.46)%	0.41%
Total interest-bearing liabilities	0.45%	0.88%	0.53%	1.22%
Interest rate spread	0.52%	0.33%	0.51%	0.39%
U.S.	0.62%	0.41%	0.62%	0.46%
Non-U.S.	0.40%	0.32%	0.41%	0.48%
Net yield on interest-earning assets	0.54%	0.38%	0.54%	0.47%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Total other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the total other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Total loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Total short- and long-term borrowings include both secured and unsecured borrowings.

97	Goldman Sachs June 2021 Form 10-Q

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
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2021. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to June 2021, March 2021 and June 2020 refer to our periods ended, or the dates, as the context requires, June 30, 2021, March 31, 2021 and June 30, 2020, respectively. All references to December 2020 refer to the date December 31, 2020. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Executive Overview
Three Months Ended June 2021 versus June 2020.
We generated net earnings of $5.49 billion for the second quarter of 2021, significantly higher compared with $373 million for the second quarter of 2020. Diluted earnings per common share (EPS) was $15.02 for the second quarter of 2021, significantly higher compared with $0.53 for the second quarter of 2020. Annualized return on average common shareholders’ equity (ROE) was 23.7% for the second quarter of 2021, compared with 1.0% for the second quarter of 2020. Book value per common share was $264.90 as of June 2021, 5.6% higher compared with March 2021 and 12.2% higher compared with December 2020.
In the second quarter of 2020, net provisions for litigation and regulatory proceedings reduced diluted EPS by $8.23 and annualized ROE by 14.5 percentage points.
Net revenues were $15.39 billion for the second quarter of 2021, 16% higher than the second quarter of 2020, due to significantly higher net revenues in Asset Management, reflecting strong Equity investments net revenues, in Investment Banking, primarily reflecting strong Financial advisory and Underwriting net revenues, and in Consumer & Wealth Management, reflecting growth in both Wealth management and Consumer banking net revenues. These increases were partially offset by significantly lower net revenues in Global Markets compared with a very strong second quarter of 2020, which included strong activity levels amid heightened volatility and significant market dislocations. The decrease in Global Markets reflected significantly lower net revenues in Fixed Income, Currency and Commodities (FICC) and lower net revenues in Equities.
Provision for credit losses was a net benefit of $92 million for the second quarter of 2021, compared with net provisions of $1.59 billion for the second quarter of 2020. The second quarter of 2021 included reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020 as a result of the coronavirus
(COVID-19)
pandemic, partially offset by provisions related to portfolio growth (primarily in credit cards).

Goldman Sachs June 2021 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating expenses were $8.64 billion for the second quarter of 2021, 17% lower than the second quarter of 2020, due to significantly lower net provisions for litigation and regulatory proceedings, partially offset by higher compensation and benefits expenses (reflecting strong performance). In addition, transaction based expenses and technology expenses were higher. Our efficiency ratio (total operating expenses divided by total net revenues) for the second quarter of 2021 was 56.1%, compared with 78.3% for the second quarter of 2020. In the second quarter of 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 22.2 percentage points.
We returned $1.44 billion of capital to common shareholders, including $1.00 billion of share repurchases and $441 million of common stock dividends. As of June 2021, our Common Equity Tier 1 (CET1) capital ratio was 14.4% under the Standardized Capital Rules and 13.4% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
We remain focused on our strategic initiative to achieve the annual run-rate
expense efficiencies target of $1.3 billion by
year-end
2022. In addition, we expect that we will achieve an additional $400 million of expense efficiencies beyond year-end
2022.
Six Months Ended June 2021 versus June 2020.
We generated net earnings of $12.32 billion for the first half of 2021, significantly higher compared with $1.59 billion for the first half of 2020. Diluted EPS was $33.64 for the first half of 2021, significantly higher compared with $3.66 for the first half of 2020. Annualized ROE was 27.3% for the first half of 2021, compared with 3.3% for the first half of 2020.
In the first half of 2020, net provisions for litigation and regulatory proceedings reduced diluted EPS by $8.76 and annualized ROE by 7.8 percentage points.
Net revenues were $33.09 billion for the first half of 2021, 50% higher than the first half of 2020, due to significantly higher net revenues in Asset Management, primarily reflecting strong Equity investments net revenues, in Investment Banking, primarily reflecting strong Underwriting and Financial advisory net revenues, and in Consumer & Wealth Management, reflecting growth in both Wealth management and Consumer banking net revenues. Net revenues in Global Markets were strong across both FICC and Equities, but essentially unchanged compared with the first half of 2020.
Provision for credit losses was a net benefit of $162 million for the first half of 2021, compared with net provisions of $2.53 billion for the first half of 2020. The first half of 2021 included reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020 as a result of the
COVID-19
pandemic, partially offset by provisions related to portfolio growth (primarily in credit cards, including provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio).
Operating expenses were $18.08 billion for the first half of 2021, 7% higher than the first half of 2020, reflecting significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by significantly lower non-compensation
expenses. Within
non-compensation
expenses, net provisions for litigation and regulatory proceedings were significantly lower, partially offset by higher transaction based expenses and higher technology expenses. Our efficiency ratio (total operating expenses divided by total net revenues) for the first half of 2021 was 54.6%, compared with 76.6% for the first half of 2020. In the first half of 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 14.3 percentage points.
During the first half of 2021, we returned $4.59 billion of capital to common shareholders, including $3.70 billion of common share repurchases and $889 million in common stock dividends.
Business Environment
In the second quarter of 2021, the global economy continued its recovery from the
COVID-19
pandemic, as the lifting of health and safety restrictions in parts of the world amid vaccine distribution facilitated an increase in global economic activity. The broader economic improvement was also aided by accommodative monetary policy provided by global central banks in response to the pandemic (through low policy rates and large-scale asset purchases) and, in the U.S., the prospect of further fiscal stimulus in the form of infrastructure spending. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, contributed to rising inflationary pressures. However, investors remained optimistic about the prospect for continued economic recovery, as global equity prices generally increased during the quarter, while volatility continued to moderate from elevated levels. In addition, long-term government bond yields generally declined.

99	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Despite broad improvements in the overall economy since the initial impact of the pandemic, there continues to be uncertainty related to the prospects for the economic recovery to continue, reflecting concerns about virus resurgence from the Delta variant and other virus mutations, vaccine distribution and hesitancy, inflation and geopolitical risks. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.8% as of June 2021, 2.1% as of March 2021 and 2.3% as of December 2020, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs June 2021 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	Trade Comparison. Analysis of trade data (both internal and external, where available) is used to determine the most relevant pricing inputs and valuations.

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

101	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June

$ in millions, except per share amounts	2021	2020	2021	2020
Net revenues	$15,388	$13,295	$33,092	$22,038
Pre-tax earnings	$ 6,840	$ 1,291	$15,177	$ 2,639
Net earnings	$ 5,486	$ 373	$12,322	$ 1,586
Net earnings to common	$ 5,347	$ 197	$12,058	$ 1,320
Diluted EPS	$ 15.02	$ 0.53	$ 33.64	$ 3.66
ROE	23.7%	1.0%	27.3%	3.3%
ROTE	25.1%	1.0%	28.9%	3.5%
Net earnings to average assets	1.6%	0.1%	1.9%	0.3%
Return on average shareholders’ equity	22.1%	1.6%	25.2%	3.5%
Average equity to average assets	7.3%	8.1%	7.5%	8.3%
Dividend payout ratio	8.3%	235.8%	7.4%	68.3%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	ROE, return on average tangible common shareholders’ equity (ROTE), net earnings to average assets and return on average shareholders’ equity are annualized amounts.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.

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

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Total shareholders’ equity	$ 99,294	$ 91,802	$ 97,735	$ 90,956
Preferred stock	(9,203)	(11,203)	(9,489)	(11,203)
Common shareholders’ equity	90,091	80,599	88,246	79,753
Goodwill	(4,332)	(4,196)	(4,332)	(4,196)
Identifiable intangible assets	(552)	(610)	(581)	(618)
Tangible common shareholders ’ equity	$ 85,207	$ 75,793	$ 83,333	$ 74,939
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Investment banking	$ 3,450	$ 2,733	$ 7,016	$ 4,475
Investment management	1,905	1,635	3,701	3,403
Commissions and fees	833	875	1,906	1,895
Market making	3,274	5,787	9,167	9,469
Other principal transactions	4,297	1,321	8,191	539
Total non-interest revenues	13,759	12,351	29,981	19,781
Interest income	2,939	3,034	5,993	7,784
Interest expense	1,310	2,090	2,882	5,527
Net interest income	1,629	944	3,111	2,257
Total net revenues	$15,388	$ 13,295	$ 33,092	$ 22,038
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

103	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the second quarter of 2021, economic recovery, the lifting of health and safety restrictions in parts of the world amid vaccine distribution, and continued monetary and fiscal support from central banks and governments provided a favorable market backdrop. These factors contributed to generally higher global equity prices compared with the first quarter of 2021, a supportive environment for alternative investments, elevated investment banking activity levels, and more modest yet solid market-making activity levels.
If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective (including due to new variants or complications with the vaccine distribution), it may lead to worsened economic conditions for alternative investments, a further decline in market-making activity levels, a decline in investment banking activity levels, and a decline in global equity markets, and net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended June 2021 versus June 2020.
Net revenues in the consolidated statements of earnings were $15.39 billion for the second quarter of 2021, 16% higher than the second quarter of 2020, reflecting significantly higher other principal transactions, investment banking revenues and net interest income, and higher investment management revenues, partially offset by significantly lower market making revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $3.45 billion for the second quarter of 2021, 26% higher than the second quarter of 2020, reflecting significantly higher revenues in financial advisory, reflecting an increase in completed mergers and acquisitions transactions, and higher revenues in equity underwriting, primarily driven by strong industry-wide initial public offering activity, partially offset by a significant decline in industry-wide secondary offerings. These increases were partially offset by slightly lower revenues in debt underwriting, primarily reflecting significantly lower industry-wide investment-grade volumes, partially offset by elevated industry-wide leveraged finance volumes.
Investment management revenues in the consolidated statements of earnings were $1.91 billion for the second quarter of 2021, 17% higher than the second quarter of 2020, primarily due to higher management and other fees, reflecting the impact of higher average assets under supervision (AUS), partially offset by fee waivers on money market funds.
Commissions and fees in the consolidated statements of earnings were $833 million for the second quarter of 2021, slightly lower than the second quarter of 2020.
Market making revenues in the consolidated statements of earnings were $3.27 billion for the second quarter of 2021, 43% lower than the second quarter of 2020, primarily due to significantly lower revenues in interest rate products, credit products, equity products (primarily in cash products), commodities and currencies.
Other principal transactions revenues in the consolidated statements of earnings were $4.30 billion for the second quarter of 2021, compared with $1.32 billion for the second quarter of 2020, primarily reflecting significantly higher net gains from investments in private equities, driven by company-specific events, including capital raises and sales, and improved corporate performance versus a challenging second quarter of 2020.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.63 billion for the second quarter of 2021, 73% higher than the second quarter of 2020, reflecting a decrease in interest expense primarily related to long-term borrowings and deposits, both reflecting the impact of lower interest rates. The decrease in interest expense was partially offset by a decrease in interest income primarily related to collateralized agreements and trading assets, both reflecting the impact of lower interest rates partially offset by the impact of higher average balances for other interest-earning assets. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Six Months Ended June 2021 versus June 2020.
Net revenues in the consolidated statements of earnings were $33.09 billion for the first half of 2021, 50% higher than the first half of 2020, due to significantly higher other principal transactions and investment banking revenues and, to a lesser extent, net interest income.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $7.02 billion for the first half of 2021, 57% higher than the first half of 2020, reflecting significantly higher revenues in equity underwriting, primarily driven by strong industry-wide initial public offering activity, and in financial advisory, reflecting a significant increase in completed mergers and acquisitions transactions, as well as higher revenues in debt underwriting, reflecting elevated industry-wide leveraged finance activity.

Goldman Sachs June 2021 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Investment management revenues in the consolidated statements of earnings were $3.70 billion for the first half of 2021, 9% higher than the first half of 2020, due to higher management and other fees, reflecting the impact of higher average assets under supervision, partially offset by fee waivers on money market funds.
Commissions and fees in the consolidated statements of earnings were $1.91 billion for the first half of 2021, essentially unchanged compared with the first half of 2020.
Market making revenues in the consolidated statements of earnings were $9.17 billion for the first half of 2021, slightly lower than a strong first half of 2020, as significantly lower revenues in interest rate products and credit products were largely offset by significantly higher revenues in equity products (primarily in derivatives) and in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $8.19 billion for the first half of 2021, compared with $539 million for the first half of 2020, primarily reflecting significantly higher net gains from investments in private equities, driven by company-specific events, including capital raises and sales, and improved corporate performance versus a challenging first half of 2020. In addition, net gains from investments in public equities and debt investments were significantly higher.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $3.11 billion for the first half of 2021, 38% higher than the first half of 2020, reflecting a decrease in interest expense related to other interest-bearing liabilities, deposits, long-term borrowings and collateralized financings, each reflecting the impact of lower interest rates, partially offset by the impact of higher average balances in trading liabilities. The decrease in interest expense was partially offset by a decrease in interest income primarily related to collateralized agreements, trading assets and deposits with banks, each reflecting the impact of lower interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Provision for credit losses	$ (92)	$ 1,590	$ (162)	$ 2,527
Three Months Ended June 2021 versus June 2020.
Provision for credit losses in the consolidated statements of earnings was a net benefit of $92 million for the second quarter of 2021, compared with net provisions of $1.59 billion for the second quarter of 2020. The second quarter of 2021 included reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020 as a result of the
COVID-19
pandemic, partially offset by provisions related to portfolio growth (primarily in credit cards).
Six Months Ended June 2021 versus June 2020.
Provision for credit losses in the consolidated statements of earnings was a net benefit of $162 million for the first half of 2021, compared with net provisions of $2.53 billion for the first half of 2020. The first half of 2021 included reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020 as a result of the
COVID-19
pandemic, partially offset by provisions related to portfolio growth (primarily in credit cards, including $185 million of provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio).
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Compensation and benefits	$ 5,263	$ 4,478	$11,306	$ 7,713
Transaction based	1,125	1,014	2,381	2,044
Market development	115	89	195	242
Communications and technology	371	345	746	666
Depreciation and amortization	520	499	1,018	936
Occupancy	241	233	488	471
Professional fees	344	311	704	658
Other expenses	661	3,445	1,239	4,142
Total operating expenses	$ 8,640	$10,414	$18,077	$16,872
Headcount at period-end	40,800	39,100

105	Goldman Sachs June 2021 Form 10-Q

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
Three Months Ended June 2021 versus June 2020.
Operating expenses in the consolidated statements of earnings were $8.64 billion for the second quarter of 2021, 17% lower than the second quarter of 2020. Our efficiency ratio (total operating expenses divided by total net revenues) for the second quarter of 2021 was 56.1%, compared with 78.3% for the second quarter of 2020. In the second quarter of 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 22.2 percentage points.
The decrease in operating expenses compared with the second quarter of 2020 was due to significantly lower non-compensation
expenses, partially offset by higher compensation and benefits expenses (reflecting strong performance). Within non-compensation
expenses, net provisions for litigation and regulatory proceedings were significantly lower, partially offset by higher transaction based expenses and higher technology expenses (included in communications and technology and depreciation and amortization).
Net provisions for litigation and regulatory proceedings for the second quarter of 2021 were $226 million compared with $2.96 billion for the second quarter of 2020.
As of June 2021, headcount was essentially unchanged compared with March 2021.
Six Months Ended June 2021 versus June 2020.
Operating expenses in the consolidated statements of earnings were $18.08 billion for the first half of 2021, 7% higher than the first half of 2020. Our efficiency ratio (total operating expenses divided by total net revenues) for the first half of 2021 was 54.6%, compared with 76.6% for the first half of 2020. In the first half of 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 14.3 percentage points.
The increase in operating expenses compared with the first half of 2020 was due to significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by significantly lower non-compensation
expenses. Within
non-compensation
expenses, net provisions for litigation and regulatory proceedings were significantly lower, partially offset by higher transaction based expenses and higher technology expenses (included in communications and technology and depreciation and amortization).
Net provisions for litigation and regulatory proceedings for the first half of 2021 were $300 million compared with $3.14 billion for the first half of 2020.
As of June 2021, headcount was essentially unchanged compared with December 2020.
Provision for Taxes
The effective income tax rate for the first half of 2021 was 18.8%, down from the full year income tax rate of 24.2% for 2020, primarily due to a decrease in provisions for non-deductible
litigation in the first half of 2021 compared with 2020. The increase compared with 18.0% for the first quarter of 2021 was primarily due to a decrease in the impact of tax benefits on the settlement of share-based awards in the first half of 2021 compared with the first quarter of 2021.
In March 2021, the American Rescue Plan Act of 2021 (Rescue Plan) was signed into law. The Rescue Plan is a $1.9 trillion stimulus package enacted to help address the economic and health impacts of the
COVID-19
pandemic. The Rescue Plan includes a repeal of a provision under which U.S. affiliated groups could elect a worldwide allocation of interest expense for foreign tax credit limitation purposes for one year beginning in January 2021. Additionally, beginning in 2027, the limitation on corporate tax deductions for compensation payable to the CEO, CFO and the top three highest paid employees will be expanded to include the next five highest paid employees. The legislation is not expected to have a material impact on our 2021 annual effective tax rate.
In April 2021, the New York State (NYS) FY 2022 budget was enacted. The legislation temporarily increased the NYS corporate income tax rate from 6.5% to 7.25% for calendar years 2021 through 2023. The legislation is not expected to have a material impact on our 2021 annual effective tax rate.
The U.K. Finance Act 2021 was enacted in June 2021 and includes a six percent increase in the corporate income tax rate effective from April 2023. During the second quarter of 2021, U.K. deferred tax assets and liabilities were remeasured and a deferred tax benefit of approximately $100 million was recognized. Following the increase in the U.K. corporate tax rate, the U.K. government has indicated that it will undertake a review of the eight percent bank surcharge in order to ensure that the combined tax burden on banks does not rise substantially. The results of the review, including any changes to the bank surcharge, will be announced in the second half of 2021 and legislated as Finance Bill
2021-22.
The bank surcharge is currently applicable to certain of our U.K. subsidiaries and branches, including Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB). Following Royal Assent, the associated impact of any change to the bank surcharge on U.K. deferred tax assets and liabilities could have a material impact on our effective tax rate, depending on the operating results for the quarter during which this legislation is enacted.
We expect our tax rate for the remainder of 2021 to be approximately 21%, excluding the impact of any potential changes in current income tax rates.

Goldman Sachs June 2021 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	June 2021	December 2020
Investment Banking	$ 145,836	$ 116,242
Global Markets	1,025,631	844,606
Asset Management	96,605	95,751
Consumer & Wealth Management	119,850	106,429
Total	$1,387,922	$1,163,028
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
Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Investment Banking
Net revenues	$ 3,609	$ 2,657	$ 7,380	$ 4,841
Provision for credit losses	(107)	819	(270)	1,441
Operating expenses	1,955	2,704	3,818	3,873
Pre-tax earnings/(loss)	$ 1,761	$ (866)	$ 3,832	$ (473)
Net earnings/(loss) to common	$ 1,393	$ (662)	$ 3,072	$ (319)
Average common equity	$ 9,792	$11,070	$10,078	$11,141
Return on average common equity	56.9%	(23.9)%	61.0%	(5.7)%
Global Markets
Net revenues	$ 4,900	$ 7,176	$12,481	$12,339
Provision for credit losses	14	183	(6)	251
Operating expenses	3,373	5,179	7,558	8,026
Pre-tax earnings	$ 1,513	$ 1,814	$ 4,929	$ 4,062
Net earnings to common	$ 1,121	$ 305	$ 3,851	$ 2,269
Average common equity	$44,430	$42,702	$42,741	$40,970
Return on average common equity	10.1%	2.9%	18.0%	11.1%
Asset Management
Net revenues	$ 5,132	$ 2,101	$ 9,746	$ 2,005
Provision for credit losses	(65)	271	(12)	350
Operating expenses	1,943	1,332	3,833	2,530
Pre-tax earnings/(loss)	$ 3,254	$ 498	$ 5,925	$ (875)
Net earnings/(loss) to common	$ 2,592	$ 684	$ 4,757	$ (566)
Average common equity	$25,410	$19,322	$25,092	$20,371
Return on average common equity	40.8%	14.2%	37.9%	(5.6)%
Consumer & Wealth Management
Net revenues	$ 1,747	$ 1,361	$ 3,485	$ 2,853
Provision for credit losses	66	317	126	485
Operating expenses	1,369	1,199	2,868	2,443
Pre-tax earnings/(loss)	$ 312	$ (155)	$ 491	$ (75)
Net earnings/(loss) to common	$ 241	$ (130)	$ 378	$ (64)
Average common equity	$10,459	$ 7,505	$10,335	$ 7,271
Return on average common equity	9.2%	(6.9)%	7.3%	(1.8)%
Total net revenues	$15,388	$13,295	$33,092	$22,038
Total provision for credit losses	(92)	1,590	(162)	2,527
Total operating expenses	8,640	10,414	18,077	16,872
Total pre-tax earnings	$ 6,840	$ 1,291	$15,177	$ 2,639
Net earnings to common	$ 5,347	$ 197	$12,058	$ 1,320
Average common equity	$90,091	$80,599	$88,246	$79,753
Return on average common equity	23.7%	1.0%	27.3%	3.3%
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
pre-tax
earnings.
The allocation of common equity among our segments for the second quarter and first half of 2021 reflects updates to our attributed equity framework (effective January 1, 2021) to incorporate the impact of the stress capital buffer (SCB) rule and our SCB of 6.6%, which became effective on October 1, 2020 under the Standardized Approach. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for information about the impact of these updates on the allocation of attributed equity among our segments as of the beginning of the first quarter of 2021. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of our segments that occurred during the second quarter and first half of 2021. See “Equity Capital Management and Regulatory Capital — Equity Capital Management” for information about our updated SCB, which will become effective on October 1, 2021.
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

107	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Investment Banking assets.

	As of

$ in millions	June 2021	December 2020
Cash and cash equivalents	$ 63,903	$ 34,730
Collateralized agreements	18,795	20,242
Customer and other receivables	9,762	2,465
Trading assets	25,879	29,493
Investments	1,441	1,078
Loans	24,136	26,544
Other assets	1,920	1,690
Total	$145,836	$116,242
The table below presents our Investment Banking operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Financial advisory	$1,257	$ 686	$ 2,374	$ 1,467
Equity underwriting	1,243	1,057	2,812	1,435
Debt underwriting	950	990	1,830	1,573
Underwriting	2,193	2,047	4,642	3,008
Corporate lending	159	(76)	364	366
Net revenues	3,609	2,657	7,380	4,841
Provision for credit losses	(107)	819	(270)	1,441
Operating expenses	1,955	2,704	3,818	3,873
Pre-tax earnings/(loss)	1,761	(866)	3,832	(473)
Provision/(benefit) for taxes	348	(227)	721	(188)
Net earnings/(loss)	1,413	(639)	3,111	(285)
Preferred stock dividends	20	23	39	34
Net earnings/(loss) to common	$1,393	$ (662)	$ 3,072	$ (319)
Average common equity	$9,792	$11,070	$10,078	$11,141
Return on average common equity	56.9%	(23.9)%	61.0%	(5.7)%
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June

$ in billions	2021	2020	2021	2020
Announced mergers and acquisitions	$ 607	$ 61	$ 975	$ 282
Completed mergers and acquisitions	$ 296	$ 412	$ 609	$ 610
Equity and equity-related offerings	$ 35	$ 40	$ 85	$ 52
Debt offerings	$ 89	$ 115	$ 182	$ 208
In the table above:

•	Volumes are per Dealogic.

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

Operating Environment.
During the second quarter of 2021, Investment Banking operated in an environment characterized by strong industry-wide activity across mergers and acquisitions and underwriting, as the global economy continued to recover. In mergers and acquisitions, industry-wide completed and announced transactions remained at high levels, reflecting supportive market conditions and CEO confidence. In underwriting, industry-wide activity levels reflected continued strength in equity underwriting, particularly in initial public offerings, and debt underwriting, reflecting elevated leveraged finance volumes.
In the future, if market and economic conditions deteriorate, and industry-wide mergers and acquisitions transactions decline, or if industry-wide equity and debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
Three Months Ended June 2021 versus June 2020.
Net revenues in Investment Banking were $3.61 billion for the second quarter of 2021, 36% higher than the second quarter of 2020, reflecting significantly higher net revenues in Financial advisory and Corporate lending and higher net revenues in Underwriting.
The increase in Financial advisory net revenues reflected an increase in completed mergers and acquisitions transactions. The increase in Corporate lending net revenues primarily reflected higher net interest income. The increase in Underwriting net revenues was due to higher net revenues in Equity underwriting, primarily driven by strong industry-wide initial public offering activity, partially offset by a significant decline in industry-wide secondary offerings. Debt underwriting net revenues were slightly lower, primarily reflecting significantly lower industry-wide investment-grade volumes, partially offset by elevated industry-wide leveraged finance volumes.
Provision for credit losses was a net benefit of $107 million for the second quarter of 2021, compared with net provisions of $819 million for the second quarter of 2020, primarily due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.

Goldman Sachs June 2021 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating expenses were $1.96 billion for the second quarter of 2021, 28% lower than the second quarter of 2020, reflecting significantly lower net provisions for litigation and regulatory proceedings, partially offset by significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $1.76 billion for the second quarter of 2021, compared with a pre-tax
loss of $866 million for the second quarter of 2020. Annualized ROE was 56.9% for the second quarter of 2021, compared with (23.9)% for the second quarter of 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced annualized ROE by 38.5 percentage points).
As of June 2021, our investment banking transaction backlog increased compared with March 2021, due to higher estimated net revenues across potential financial advisory transactions, potential equity underwriting transactions (particularly from initial public offerings) and potential debt underwriting transactions (particularly from leveraged finance and investment-grade transactions).
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
Six Months Ended June 2021 versus June 2020.
Net revenues in Investment Banking were $7.38 billion for the first half of 2021, 52% higher than the first half of 2020, due to significantly higher net revenues in Underwriting and Financial advisory. Net revenues in Corporate lending were essentially unchanged.
The increase in Underwriting net revenues was due to significantly higher net revenues in Equity underwriting, primarily driven by strong industry-wide initial public offering activity, and higher net revenues in Debt underwriting, reflecting elevated industry-wide leveraged finance volumes. The increase in Financial advisory net revenues reflected a significant increase in completed mergers and acquisitions transactions.
Provision for credit losses was a net benefit of $270 million for the first half of 2021, compared with net provisions of $1.44 billion for the first half of 2020, primarily due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $3.82 billion for the first half of 2021, essentially unchanged compared with the first half of 2020 as significantly lower net provisions for litigation and regulatory proceedings were offset by significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $3.83 billion for the first half of 2021, compared with a pre-tax
loss of $473 million for the first half of 2020. Annualized ROE was 61.0% for the first half of 2021, compared with (5.7)% for the first half of 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced annualized ROE by 21.0 percentage points).
As of June 2021, our investment banking transaction backlog increased significantly compared with December 2020, due to significantly higher estimated net revenues across potential financial advisory transactions, potential debt underwriting transactions (particularly from leveraged finance and investment-grade transactions) and potential equity underwriting transactions (primarily from initial public offerings).
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
Currencies.
Currency options, spot/forwards and other derivatives on
G-10
currencies and emerging-market products.

109	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Global Markets assets.

	As of

$ in millions	June 2021	December 2020
Cash and cash equivalents	$ 125,615	$ 86,663
Collateralized agreements	318,415	212,711
Customer and other receivables	141,769	110,473
Trading assets	332,140	339,349
Investments	53,488	52,929
Loans	43,040	33,214
Other assets	11,164	9,267
Total	$1,025,631	$844,606
The table below presents our Global Markets operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
FICC intermediation	$ 1,897	$ 3,786	$ 5,348	$ 6,323
FICC financing	423	449	865	881
FICC	2,320	4,235	6,213	7,204
Equities intermediation	1,765	2,199	4,351	3,727
Equities financing	815	742	1,917	1,408
Equities	2,580	2,941	6,268	5,135
Net revenues	4,900	7,176	12,481	12,339
Provision for credit losses	14	183	(6)	251
Operating expenses	3,373	5,179	7,558	8,026
Pre-tax earnings	1,513	1,814	4,929	4,062
Provision for taxes	312	1,395	927	1,620
Net earnings	1,201	419	4,002	2,442
Preferred stock dividends	80	114	151	173
Net earnings to common	$ 1,121	$ 305	$ 3,851	$ 2,269
Average common equity	$44,430	$42,702	$42,741	$40,970
Return on average common equity	10.1%	2.9%	18.0%	11.1%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended June 2021
Market making	$1,499	$1,775	$ 3,274
Commissions and fees	–	809	809
Other principal transactions	76	(1)	75
Net interest income	745	(3)	742
Total	$2,320	$2,580	$ 4,900
Three Months Ended June 2020
Market making	$3,566	$2,221	$ 5,787
Commissions and fees	–	808	808
Other principal transactions	(45)	(3)	(48)
Net interest income	714	(85)	629
Total	$4,235	$2,941	$ 7,176
Six Months Ended June 2021
Market making	$4,758	$4,409	$ 9,167
Commissions and fees	–	1,828	1,828
Other principal transactions	184	(1)	183
Net interest income	1,271	32	1,303
Total	$6,213	$6,268	$12,481
Six Months Ended June 2020
Market making	$5,900	$3,569	$ 9,469
Commissions and fees	–	1,788	1,788
Other principal transactions	(65)	7	(58)
Net interest income	1,369	(229)	1,140
Total	$7,204	$5,135	$12,339
In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During the second quarter of 2021, Global Markets operated in an environment characterized by less favorable market-making conditions and more modest yet solid client activity. Improved sentiment regarding the pace of the economic recovery, combined with continued monetary and fiscal support from central banks and governments globally, contributed to generally higher global equity prices and lower interest rates compared with the first quarter of 2021. During the second quarter of 2021, the S&P 500 Index increased by 8% and the MSCI World Index increased by 7%. In the same time period, the yield on
10-year
U.S. Treasury securities declined by approximately 30 basis points and the yield on U.K. Gilts declined by approximately 15 basis points. Market volatility continued to moderate from elevated levels last year, as the average daily VIX was 22% lower than in the first quarter of 2021. If macroeconomic conditions lead to a continued decline in activity levels or a continued decline in volatility, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended June 2021 versus June 2020.
Net revenues in Global Markets were $4.90 billion for the second quarter of 2021, 32% lower than a strong second quarter of 2020.
Net revenues in FICC were $2.32 billion, 45% lower than the second quarter of 2020, due to significantly lower net revenues in FICC intermediation, reflecting significantly lower net revenues in interest rate products, credit products and commodities, and lower net revenues in mortgages and currencies. In addition, net revenues in FICC financing were lower, reflecting lower net revenues from resale agreements, partially offset by higher net revenues from mortgage lending.

111	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The decrease in FICC intermediation net revenues primarily reflected solid, but significantly lower client activity compared with strong activity levels in the prior year period due to high volatility amid the
COVID-19
pandemic. The following provides information about our FICC intermediation net revenues by business, compared with results in the second quarter of 2020:

•	Net revenues in most businesses reflected lower client activity.

•
Additionally, net revenues in interest rate products, commodities and mortgages reflected the impact of less favorable market-making conditions on our inventory, while net revenues in currencies reflected improved market-making conditions on our inventory.

Net revenues in Equities were $2.58 billion, 12% lower than the second quarter of 2020, due to significantly lower net revenues in Equities intermediation, reflecting significantly lower net revenues in cash products and lower net revenues in derivatives. Net revenues in Equities financing were higher, reflecting higher average client balances.
Provision for credit losses was $14 million for the second quarter of 2021, compared with $183 million for the second quarter of 2020, primarily due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $3.37 billion for the second quarter of 2021, 35% lower than the second quarter of 2020, reflecting significantly lower net provisions for litigation and regulatory proceedings and significantly lower compensation and benefits expenses.
Pre-tax
earnings were $1.51 billion for the second quarter of 2021, 17% lower than the second quarter of 2020. Annualized ROE was 10.1% for the second quarter of 2021, compared with 2.9% for the second quarter of 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced annualized ROE by 18.9 percentage points).
Six Months Ended June 2021 versus June 2020.
Net revenues in Global Markets were $12.48 billion for the first half of 2021, essentially unchanged compared with a strong first half of 2020.
Net revenues in FICC were $6.21 billion, 14% lower than the first half of 2020, due to lower net revenues in FICC intermediation, reflecting significantly lower net revenues in credit products, interest rate products and currencies, and slightly lower net revenues in commodities, partially offset by significantly higher net revenues in mortgages. In addition, net revenues in FICC financing were slightly lower, reflecting significantly lower net revenues from resale agreements, partially offset by significantly higher net revenues from mortgage lending.
The decrease in FICC intermediation net revenues reflected solid, but significantly lower client activity compared with strong activity levels in the prior year period due to high volatility amid the
COVID-19
pandemic. This was partially offset by the impact of improved market-making conditions on our inventory compared with challenging conditions in the prior year period. The following provides information about our FICC intermediation net revenues by business, compared with results in the first half of 2020:

•
Net revenues in credit products, interest rate products, currencies and commodities reflected lower client activity, partially offset by the impact of improved market-making conditions on our inventory.

•	Net revenues in mortgages reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $6.27 billion, 22% higher than the first half of 2020, due to higher net revenues in Equities intermediation, reflecting significantly higher net revenues in derivatives and higher net revenues in cash products, and significantly higher net revenues in Equities financing, reflecting improved market conditions and increased activity (including higher average customer balances in our Prime business).
Provision for credit losses was a net benefit of $6 million for the first half of 2021, compared with net provisions of $251 million for the first half of 2020, primarily due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $7.56 billion for the first half of 2021, 6% lower than the first half of 2020, reflecting significantly lower net provisions for litigation and regulatory proceedings, partially offset by significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $4.93 billion for the first half of 2021, 21% higher than the first half of 2020. Annualized ROE was 18.0% for the first half of 2021, compared with 11.1% for the first half of 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced annualized ROE by 10.5 percentage points).

Goldman Sachs June 2021 Form 10-Q	112

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

The table below presents our Asset Management assets.

	As of

$ in millions	June 2021	December 2020
Cash and cash equivalents	$13,411	$ 8,635
Collateralized agreements	3,658	4,749
Customer and other receivables	923	1,261
Trading assets	5,033	6,819
Investments	35,759	34,386
Loans	16,068	16,558
Other assets	21,753	23,343
Total	$96,605	$95,751
The table below presents our Asset Management operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Management and other fees	$ 727	$ 684	$ 1,420	$ 1,324
Incentive fees	78	34	120	188
Equity investments	3,717	924	6,837	902
Lending and debt investments	610	459	1,369	(409)
Net revenues	5,132	2,101	9,746	2,005
Provision for credit losses	(65)	271	(12)	350
Operating expenses	1,943	1,332	3,833	2,530
Pre-tax earnings/(loss)	3,254	498	5,925	(875)
Provision/(benefit) for taxes	634	(212)	1,115	(349)
Net earnings/(loss)	2,620	710	4,810	(526)
Preferred stock dividends	28	26	53	40
Net earnings/(loss) to common	$ 2,592	$ 684	$ 4,757	$ (566)
Average common equity	$25,410	$19,322	$25,092	$20,371
Return on average common equity	40.8%	14.2%	37.9%	(5.6)%
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Equity Type
Private equity	$ 2,816	$ 288	$ 5,597	$ 750
Public equity	901	636	1,240	152
Total	$ 3,717	$ 924	$ 6,837	$902
Asset Class
Real estate	$ 672	$ 487	$ 972	$ 1,038
Corporate	3,045	437	5,865	(136)
Total	$ 3,717	$ 924	$ 6,837	$ 902
The table below presents details about our Lending and debt investments net revenues.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Fair value net gains/(losses)	$ 277	$ 253	$ 737	$ (858)
Net interest income	333	206	632	449
Total	$ 610	$ 459	$ 1,369	$ (409)

113	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
In the second quarter of 2021, Asset Management benefitted from a supportive operating environment, as generally higher global equity prices, optimism about the economic recovery and continued support from central banks and governments globally provided a more favorable backdrop for asset management activities and investments. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, widening of credit spreads, and investors transitioning to asset classes that typically generate lower fees or investors withdrawing their assets, and net revenues in Asset Management would likely be negatively impacted.
Three Months Ended June 2021 versus June 2020.
Net revenues in Asset Management were $5.13 billion for the second quarter of 2021, more than double the amount in the second quarter of 2020, primarily driven by significantly higher net revenues in Equity investments. In addition, Lending and debt investments net revenues, Incentive fees and Management and other fees were each higher.
The increase in Equity investments net revenues primarily reflected significantly higher net gains from investments in private equities, driven by company-specific events, including capital raises and sales, and improved corporate performance versus a challenging second quarter of 2020.
The increase in Lending and debt investments net revenues was primarily due to higher net interest income. The increase in Incentive fees was due to harvesting.
Management and other fees included the impact of higher average assets under supervision and higher other fees, partially offset by fee waivers on money market funds.
Provision for credit losses was a net benefit of $65 million for the second quarter of 2021, compared with net provisions of $271 million for the second quarter of 2020, primarily due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $1.94 billion for the second quarter of 2021, 46% higher than the second quarter of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $3.25 billion for the second quarter of 2021, compared with $498 million for the second quarter of 2020.
Six Months Ended June 2021 versus June 2020.
Net revenues in Asset Management were $9.75 billion for the first half of 2021, compared with $2.01 billion for the first half of 2020, driven by significantly higher net revenues in Equity investments and Lending and debt investments. Management and other fees were higher, while Incentive fees were lower.
The increase in Equity investments net revenues primarily reflected significantly higher net gains from investments in private equities, driven by company-specific events, including capital raises and sales, and improved corporate performance versus a challenging first half of 2020. In addition, net gains from investments in public equities were significantly higher, reflecting the impact of generally higher global equity prices.
Lending and debt investments net revenues reflected net gains across debt investments for the first half of 2021, reflecting generally tighter corporate credit spreads, compared with net losses for the first half of 2020.
The increase in Management and other fees reflected the impact of higher average assets under supervision, partially offset by fee waivers on money market funds. The decrease in Incentive fees was driven by higher performance in the first half of 2020.
Provision for credit losses was a net benefit of $12 million for the first half of 2021, compared with net provisions of $350 million for the first half of 2020, primarily due to reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $3.83 billion for the first half of 2021, 52% higher than the first half of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $5.93 billion for the first half of 2021, compared with a pre-tax
loss of $875 million for the first half of 2020.

Goldman Sachs June 2021 Form 10-Q	114

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
The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	June 2021	December 2020
Cash and cash equivalents	$ 37,360	$ 25,814
Collateralized agreements	9,509	12,518
Customer and other receivables	9,640	7,132
Trading assets	12,865	17,969
Investments	39	52
Loans	47,293	39,799
Other assets	3,144	3,145
Total	$119,850	$106,429
The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
Management and other fees	$ 1,109	$ 938	$ 2,186	$1,897
Incentive fees	15	10	41	79
Private banking and lending	260	155	524	337
Wealth management	1,384	1,103	2,751	2,313
Consumer banking	363	258	734	540
Net revenues	1,747	1,361	3,485	2,853
Provision for credit losses	66	317	126	485
Operating expenses	1,369	1,199	2,868	2,443
Pre-tax earnings/(loss)	312	(155)	491	(75)
Provision/(benefit) for taxes	60	(38)	92	(30)
Net earnings/(loss)	252	(117)	399	(45)
Preferred stock dividends	11	13	21	19
Net earnings/(loss) to common	$ 241	$ (130)	$ 378	$ (64)
Average common equity	$10,459	$7,505	$10,335	$7,271
Return on average common equity	9.2%	(6.9)%	7.3%	(1.8)%

115	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the second quarter of 2021, improved market and economic conditions contributed to a more favorable backdrop for consumer banking and wealth management activities. Global equity prices generally increased and, in the U.S., unemployment decreased and consumer spending increased compared with the first quarter of 2021, aided by optimism about the economic recovery and continued support from central banks and governments globally. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, investors favoring asset classes that typically generate lower fees, investors withdrawing their assets and consumers withdrawing their deposits or deterioration in consumer credit, and net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
Three Months Ended June 2021 versus June 2020.
Net revenues in Consumer & Wealth Management were $1.75 billion for the second quarter of 2021, 28% higher than the second quarter of 2020.
Net revenues in Wealth management were $1.38 billion, 25% higher than the second quarter of 2020. Management and other fees were higher, reflecting the impact of higher average assets under supervision, and net revenues in Private banking and lending were higher, primarily reflecting higher loan balances.
Net revenues in Consumer banking were $363 million, 41% higher than the second quarter of 2020, reflecting higher deposit and credit card balances.
Provision for credit losses was $66 million for the second quarter of 2021, 79% lower than the second quarter of 2020. The second quarter of 2021 included provisions related to growth in credit card loans, partially offset by reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $1.37 billion for the second quarter of 2021, 14% higher than the second quarter of 2020, primarily due to higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $312 million for the second quarter of 2021, compared with a pre-tax
loss of $155 million for the second quarter of 2020.
Six Months Ended June 2021 versus June 2020.
Net revenues in Consumer & Wealth Management were $3.49 billion for the first half of 2021, 22% higher than the first half of 2020.
Net revenues in Wealth management were $2.75 billion, 19% higher than the first half of 2020, due to higher Management and other fees, primarily reflecting the impact of higher average assets under supervision, and significantly higher net revenues in Private banking and lending, primarily reflecting higher loan balances, while Incentive fees were lower.
Net revenues in Consumer banking were $734 million, 36% higher than the first half of 2020, reflecting higher deposit and credit card balances.
Provision for credit losses was $126 million for the first half of 2021, compared with $485 million for the first half of 2020. The first half of 2021 included provisions for portfolio growth in credit cards, including $185 million of provisions related to the pending acquisition of the General Motors co-branded
portfolio, partially offset by reserve reductions reflecting continued improvement in the broader economic environment following challenging conditions that began in the first half of 2020.
Operating expenses were $2.87 billion for the first half of 2021, 17% higher than the first half of 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $491 million for the first half of 2021, compared with a pre-tax
loss of $75 million for the first half of 2020.
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

Goldman Sachs June 2021 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of June

$ in billions	2021	2020
Segment
Asset Management	$1,633	$1,499
Consumer & Wealth Management	672	558
Total AUS	$2,305	$2,057
Asset Class
Alternative investments	$ 211	$ 179
Equity	558	394
Fixed income	914	817
Total long-term AUS	1,683	1,390
Liquidity products	622	667
Total AUS	$2,305	$2,057
Distribution Channel
Institutional	$ 794	$ 709
Wealth management	672	558
Third-party distributed	839	790
Total AUS	$2,305	$2,057
Region
Americas	$1,794	$1,596
EMEA	336	289
Asia	175	172
Total AUS	$2,305	$2,057
Vehicle
Separate accounts	$1,264	$1,080
Public funds	759	752
Private funds and other	282	225
Total AUS	$2,305	$2,057
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based
fees) we earned on our firmwide AUS was 29 basis points for both the three and six months ended June 2021, 29 basis points for the three months ended June 2020 and 30 basis points for the six months ended June 2020. The decrease from the first half of 2020 reflected the impact of fee waivers on money market funds in the first half of 2021.
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $2.58 billion as of June 2021 and $1.79 billion as of December 2020. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents changes in our AUS.

	Three Months Ended June		Six Months Ended June

$ in billions	2021	2020	2021	2020
Asset Management
Beginning balance	$1,567	$1,309	$1,530	$1,298
Net inflows/(outflows):
Alternative investments	3	(2)	6	(3)
Equity	(5)	3	(2)	5
Fixed income	12	6	28	13
Total long-term AUS net inflows/(outflows)	10	7	32	15
Liquidity products	16	121	45	187
Total AUS net inflows/(outflows)	26	128	77	202
Net market appreciation/(depreciation)	40	62	26	(1)
Ending balance	$1,633	$1,499	$1,633	$1,499
Consumer & Wealth Management
Beginning balance	$ 637	$ 509	$ 615	$ 561
Net inflows/(outflows):
Alternative investments	5	–	7	–
Equity	8	(1)	19	–
Fixed income	(1)	–	1	(8)
Total long-term AUS net inflows/(outflows)	12	(1)	27	(8)
Liquidity products	–	12	(6)	18
Total AUS net inflows/(outflows)	12	11	21	10
Net market appreciation/(depreciation)	23	38	36	(13)
Ending balance	$ 672	$ 558	$ 672	$ 558
Firmwide
Beginning balance	$2,204	$1,818	$2,145	$1,859
Net inflows/(outflows):
Alternative investments	8	(2)	13	(3)
Equity	3	2	17	5
Fixed income	11	6	29	5
Total long-term AUS net inflows/(outflows)	22	6	59	7
Liquidity products	16	133	39	205
Total AUS net inflows/(outflows)	38	139	98	212
Net market appreciation/(depreciation)	63	100	62	(14)
Ending balance	$2,305	$2,057	$2,305	$2,057
The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in billions	2021	2020	2021	2020
Segment
Asset Management	$1,607	$1,426	$1,571	$1,368
Consumer & Wealth Management	657	536	640	546
Total AUS	$2,264	$1,962	$2,211	$1,914
Asset Class
Alternative investments	$ 203	$ 179	$ 199	$ 181
Equity	540	369	514	387
Fixed income	902	793	900	799
Total long-term AUS	1,645	1,341	1,613	1,367
Liquidity products	619	621	598	547
Total AUS	$2,264	$1,962	$2,211	$1,914
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).

117	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our AUS for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of June 2021
Corporate equity	$ 86	$ 68	$154
Credit	21	77	98
Real estate	19	44	63
Hedge funds and multi-asset	85	1	86
Other	–	1	1
Total	$211	$191	$402
As of June 2020
Corporate equity	$ 79	$ 40	$119
Credit	15	53	68
Real estate	14	43	57
Hedge funds and multi-asset	71	1	72
Other	–	1	1
Total	$179	$138	$317
In the table above:

•	Corporate equity primarily includes private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $47 billion as of June 2021 and $31 billion as of June 2020.

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
The table below presents information about third-party commitments raised in our alternatives business during 2020 and through the second quarter of 2021.

$ in billions	As of June 2021
Included in AUS	$36
Included in non-fee-earning alternative assets	38
Third-party commitments raised	$74
In the table above, commitments included in
non-fee-earning
alternative assets included approximately $28 billion which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of June 2021
Corporate equity	$ –	$ –	$17	$ –	$17
Credit	8	12	–	–	20
Real estate	8	2	4	18	32
Other	–	–	–	1	1
Total	$16	$14	$21	$19	$70
As of June 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	8	2	4	20	34
Other	–	–	–	1	1
Total	$16	$13	$20	$21	$70
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of June

$ in billions	2021	2020
Loans	$16	$16
Debt securities	14	13
Total	$30	$29
Accounting Classification
Debt securities at fair value	46%	44%
Loans at amortized cost	43%	43%
Loans at fair value	11%	13%
Total	100%	100%
Region
Americas	45%	46%
EMEA	34%	32%
Asia	21%	22%
Total	100%	100%
Industry
Consumers	4%	6%
Financial Institutions	8%	8%
Healthcare	8%	8%
Industrials	15%	15%
Natural Resources & Utilities	3%	4%
Real Estate	36%	34%
Technology, Media & Telecommunications	15%	13%
Other	11%	12%
Total	100%	100%

Goldman Sachs June 2021 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equity.
The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of June

$ in billions	2021	2020
Equity securities	$21	$20
Region
Americas	52%	48%
EMEA	21%	16%
Asia	27%	36%
Total	100%	100%
Industry
Financial Institutions	19%	28%
Healthcare	13%	6%
Industrials	7%	7%
Natural Resources & Utilities	8%	7%
Real Estate	17%	18%
Technology, Media & Telecommunications	29%	27%
Other	7%	7%
Total	100%	100%
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of June 2021
2014 or earlier	26%
2015 - 2017	32%
2018 - thereafter	42%
Total	100%
As of June 2020
2013 or earlier	37%
2014 - 2016	33%
2017 - thereafter	30%
Total	100%
In the table above:

•
Equity securities included $17 billion of private equity positions as of both June 2021 and June 2020, $4 billion as of June 2021 and $3 billion as of June 2020 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•
The concentrations for real estate equity securities as of June 2021 were 3% for multifamily (3% as of June 2020), 4% for office (3% as of June 2020), 5% for mixed use (5% as of June 2020) and 5% for other real estate equity securities (7% as of June 2020).

CIE Investments and Other.
CIE investments and other included assets held by CIEs of $18 billion as of June 2021 and $20 billion as of June 2020, which were funded with liabilities of approximately $10 billion as of June 2021 and $11 billion as of June 2020. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of June

$ in billions	2021	2020
CIE assets, net of financings	$8	$9
Region
Americas	63%	61%
EMEA	25%	20%
Asia	12%	19%
Total	100%	100%
Asset Class
Hospitality	4%	4%
Industrials	10%	7%
Multifamily	25%	25%
Office	24%	29%
Retail	5%	7%
Senior Housing	13%	11%
Student Housing	7%	8%
Other	12%	9%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of June 2021
2014 or earlier	2%
2015 - 2017	29%
2018 - thereafter	69%
Total	100%
As of June 2020
2013 or earlier	2%
2014 - 2016	36%
2017 - thereafter	62%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

119	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of June 2021, total assets in our consolidated balance sheets were $1.39 trillion, an increase of $224.89 billion from December 2020, primarily reflecting increases in collateralized agreements of $100.16 billion (primarily reflecting the impact of our and our clients’ activities), cash and cash equivalents of $84.45 billion (primarily reflecting our activity), and customer and other receivables of $40.76 billion (primarily reflecting client activity).
As of June 2021, total liabilities in our consolidated balance sheets were $1.29 trillion, an increase of $218.94 billion from December 2020, primarily reflecting increases in customer and other payables of $48.04 billion (primarily reflecting client activity), deposits of $46.18 billion (primarily reflecting increases in institutional, transaction banking, consumer and deposit sweep programs deposits), trading liabilities of $45.37 billion (primarily reflecting the impact of our and our clients’ activities in government obligations and equities, partially offset by the impact of interest rates and currency movements on derivative instruments), collateralized financings of $43.54 billion (primarily reflecting the impact of our and our clients’ activities), and unsecured borrowings of $34.32 billion (primarily driven by new issuances partially offset by maturities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $151.69 billion as of June 2021 and $126.57 billion as of December 2020, which were 7% higher as of June 2021 and 24% higher as of December 2020 than the average daily amount of repurchase agreements over the respective quarters. As of June 2021, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as liquid government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

As of

$ in millions	June 2021	December 2020
Total assets	$1,387,922	$1,163,028
Unsecured long-term borrowings	$ 238,930	$ 213,481
Total shareholders’ equity	$ 101,890	$ 95,932
Leverage ratio	13.6x	12.1x
Debt-to-equity ratio	2.3x	2.2x
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

	As of

$ in millions, except per share amounts	June 2021	December 2020
Total shareholders’ equity	$101,890	$ 95,932
Preferred stock	(9,203)	(11,203)
Common shareholders’ equity	92,687	84,729
Goodwill	(4,332)	(4,332)
Identifiable intangible assets	(523)	(630)
Tangible common shareholders’ equity	$ 87,832	$ 79,767
Book value per common share	$ 264.90	$ 236.15
Tangible book value per common share	$ 251.02	$ 222.32
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 349.9 million as of June 2021 and 358.8 million as of December 2020. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

121	Goldman Sachs June 2021 Form 10-Q

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
The table below presents information about our funding sources.

	As of

$ in millions	June 2021		December 2020
Deposits	$306,142	33%	$259,962	33%
Collateralized financings	217,482	23%	173,947	22%
Unsecured short-term borrowings	61,740	7%	52,870	6%
Unsecured long-term borrowings	238,930	26%	213,481	27%
Total shareholders’ equity	101,890	11%	95,932	12%
Total	$926,184	100%	$796,192	100%
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of June 2021.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $1.60 billion as of June 2021 and we had no outstanding borrowings as of December 2020. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

Goldman Sachs June 2021 Form 10-Q	122

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2021
2022	$ –	$ –	$8,115	$6,467	$ 14,582
2023	$14,459	$7,121	$8,476	$7,511	37,567
2024	$ 8,657	$9,369	$7,858	$3,493	29,377
2025	$ 7,044	$9,681	$5,739	$5,554	28,018
2026	$ 6,315	$3,705	$5,363	$6,043	21,426
2027 - thereafter					107,960
Total					$238,930
The weighted average maturity of our unsecured long-term borrowings as of June 2021 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

123	Goldman Sachs June 2021 Form 10-Q

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
We submitted our 2021 CCAR capital plan in April 2021 and published a summary of our annual DFAST results in June 2021. See “Available Information.” Based on our 2021 CCAR submission, the FRB has reduced our SCB from 6.6% to 6.4%, resulting in a Standardized CET1 capital ratio requirement of 13.4%, which will be effective for the period from October 1, 2021 through September 30, 2022. See “Share Repurchase Program” for further information about common stock repurchases and dividends.
GS Bank USA has its own capital planning process and, starting in 2022, will be required to submit its annual stress test results to the FRB. GSI, GSIB and Goldman Sachs Bank Europe SE (GSBE) also have their own capital planning and stress testing process, which incorporates internally designed stress tests developed in accordance with the guidelines of their respective regulators.
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
Capital Attribution.
We assess each of our businesses’ capital usage based on our internal assessment of risks, which incorporates an attribution of our relevant regulatory capital requirements. These regulatory capital requirements are allocated using our attributed equity framework, which takes into consideration our most binding capital constraints. Our most binding capital constraint is based on the results of the FRB’s annual stress test, which includes the Standardized risk-based capital and leverage ratios. We review and make any necessary adjustments to our attributed equity framework each year, in January, to reflect our final CCAR results from the prior year.
On January 1, 2021, we adjusted our attributed equity framework to reflect the results of our 2020 CCAR submission. The adjusted attributed equity framework places greater emphasis on activities that generate significant stress losses and higher Standardized risk weights. As a result of this adjustment, relative to the allocation as of December 2020, the allocation of attributed equity among our segments at the start of this year changed as follows: attributed equity increased by approximately $3.7 billion for Asset Management and approximately $0.7 billion for Consumer & Wealth Management, while attributed equity decreased by approximately $2.3 billion for Global Markets and approximately $2.1 billion for Investment Banking. See “Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
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

Goldman Sachs June 2021 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

During the first half of 2021, large bank holding companies (BHCs) were subject to the
COVID-19-related
restrictions by the FRB that limited the amount of stock repurchases and common stock dividends to the average net income of the BHC over the prior four quarters and precluded BHCs from increasing common stock dividends. These restrictions ceased on July 1, 2021. During the second quarter of 2021, we returned a total of $1.44 billion to shareholders, including common stock repurchases of $1.0 billion and $441 million in common stock dividends. Consistent with our capital management philosophy and in recognition of attractive capital deployment opportunities, we lowered our stock repurchases in the second quarter of 2021 compared with the first quarter of 2021. The Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $1.25 to $2.00 per share beginning in the third quarter of 2021. We will continue deploying capital in our business where returns are attractive.
As of June 2021, the remaining share authorization under our existing repurchase program was 38.1 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
Resolution Capital Models.
In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, GSBE, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P. and Goldman Sachs Asset Management International) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind-down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.
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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2021 and 2022. We expect that our
G-SIB
surcharge will be 3.0% beginning in 2023. Based on financial data for the six months ended June 2021, our current estimate is that we are above the threshold for the 3.5%
G-SIB
surcharge. The earliest this surcharge could be effective is January 2024. The
G-SIB
surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target Standardized CET1 capital ratio remains in a range between 13.0% and 13.5% (including management buffers) based upon the execution of our previously announced strategic initiatives and achievement of capital efficiencies. However, in light of our most recent SCB based on our 2021 CCAR submission, achieving this target by year-end 2022 will be challenging.
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

125	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents TLAC and external long-term debt requirements.

	As of

	June 2021	December 2020
TLAC to RWAs	21.5%	22.0%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	8.5%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%
In the table above:

•
As of both June 2021 and December 2020, the TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the
G-SIB
surcharge (Method 1). The G-SIB surcharge (Method 1) was 1.0% as of June 2021 and 1.5% as of December 2020.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of

$ in millions	June 2021	December 2020
TLAC	$ 277,114	$ 242,730
External long-term debt	$ 164,500	$ 139,200
RWAs	$ 667,143	$ 609,750
Leverage exposure	$1,777,441	$1,332,937
TLAC to RWAs	41.5%	39.8%
TLAC to leverage exposure	15.6%	18.2%
External long-term debt to RWAs	24.7%	22.8%
External long-term debt to leverage exposure	9.3%	10.4%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Advanced RWAs as of both June 2021 and December 2020. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•
Leverage exposure consists of average adjusted total assets and certain off-balance
sheet exposures. Leverage exposure excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. This temporary amendment had the effect of increasing the TLAC to leverage exposure ratio and the external long-term debt to leverage ratio. The impact of this temporary amendment was an increase to the TLAC to leverage exposure ratio of 2.4 percentage points and the external long-term debt to leverage exposure ratio of 1.3 percentage points for the three months ended December 2020. Effective April 1, 2021, the amendment permitting this exclusion expired and, as a result, the TLAC and external long-term debt to leverage exposure ratios for the three months ended June 2021 did not reflect the impact of the temporary amendment to exclude the holdings of such assets.

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

Goldman Sachs June 2021 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GS&Co. had regulatory net capital, as defined by
Rule 15c3-1,
of $19.96 billion as of June 2021 and $22.38 billion as of December 2020, which exceeded the amount required by $15.76 billion as of June 2021 and $18.45 billion as of December 2020. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both June 2021 and December 2020, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of

	June 2021	December 2020
Risk-based capital requirements
CET1 capital ratio	8.1%	8.1%
Tier 1 capital ratio	10.0%	10.0%
Total capital ratio	12.5%	12.5%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	June 2021	December 2020
Risk-based capital and risk-weighted assets
CET1 capital	$ 27,724	$ 26,962
Tier 1 capital	$ 36,024	$ 35,262
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 41,401	$ 40,639
RWAs	$261,344	$252,355
Risk-based capital ratios
CET1 capital ratio	10.6%	10.7%
Tier 1 capital ratio	13.8%	14.0%
Total capital ratio	15.8%	16.1%
In the table above, CET1 capital, Tier 1 capital and Total capital as of June 2021 include GSI’s profits after foreseeable charges for the three months ended June 2021 (which will be finalized upon verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital). These profits contributed approximately 17 basis points to the risk-based capital ratios.
GSI will become subject to a
PRA-required
leverage ratio that is expected to become effective in January 2022 and is similar to the E.U. capital framework’s minimum 3% leverage ratio requirement. GSI had a leverage ratio of 4.2% as of June 2021 and 4.7% as of December 2020. Tier 1 capital as of June 2021 included GSI’s profits after foreseeable charges for the three months ended June 2021 (which will be finalized upon verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital). These profits contributed approximately 5 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of the U.K. leverage ratio framework with GSI’s regulators.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and will become fully effective beginning in January 2022. As of both June 2021 and December 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2021 and December 2020, these subsidiaries were in compliance with their local capital requirements.
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
See “Business — Regulation” in Part I, Item 1 of the 2020
Form 10-K
for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

127	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for IBORs. In March 2021, the FCA and the Intercontinental Exchange Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings along with certain JPY, GBP and USD LIBOR settings will cease after December 31, 2021 and the publication of the most commonly used USD LIBOR settings will cease after June 30, 2023. The FCA continues to consult the market on publishing synthetic rates for certain GBP and JPY LIBOR settings for a limited time. In April 2021, the State of New York approved legislation which minimizes legal and economic uncertainty for contracts that are governed by New York law and have no fallback provisions or have fallback provisions that are based on LIBOR by providing a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR). The U.S. federal banking agencies have also issued guidance strongly encouraging banking organizations to cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol), which became effective in January 2021, provides derivatives market participants with amended fallbacks for legacy and new derivatives contracts to mitigate legal or economic uncertainty. Both counterparties will have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA confirmed that the FCA’s formal announcement in March 2021 fixed the spread adjustment for all LIBOR rates and that fallbacks will automatically occur for outstanding derivatives contracts that incorporate the relevant terms.
We have a program in place that focuses on achieving an orderly transition from IBORs to alternative risk-free reference rates for us and our clients, and continue to make progress on our transition program. As part of this transition, we continue to actively engage with our regulators and clients, as well as participate in central bank and sector working groups. The majority of our LIBOR risk exposure is to USD LIBOR, which is primarily in connection with our derivative contracts and to a lesser extent our unsecured debt, preferred stock and loan portfolio. For non-USD
LIBOR, substantially all of our risk exposure is in connection with derivative contracts. Our derivative contracts are primarily with counterparties under bilateral agreements which adhere to the IBOR Protocol or with central clearing counterparties which have incorporated fallbacks consistent with the IBOR Protocol in their rule books and have announced that they plan to convert all LIBOR contracts to alternative risk-free reference rates before LIBOR cessation. We continue to monitor the potential legislative developments as they relate to unsecured debt and preferred stock and will take actions designed to facilitate an orderly transition. We are also engaged with our clients in order to remediate our loan agreements through bilateral amendments. We have also issued debt and deposits linked to SOFR and Sterling Overnight Index Average (SONIA) and executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities. When appropriate, we continue to execute transactions in the market to reduce our LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace with alternative reference rate exposures. See “Regulatory and Other Matters – Other Matters” in Part II, Item 7 of the 2020
Form 10-K
for further information about our transition program.
Impact of
COVID-19
Pandemic.
During the second quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant.

Goldman Sachs June 2021 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We have continued to successfully execute on our Business Continuity Planning (BCP) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the
COVID-19
pandemic. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic is managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. Given that the situation regarding
COVID-19
varies geographically, our approach to transitioning back to the office is tailored to the circumstances of each location, and it evolves as the specific conditions and requirements of each location change. During the second quarter of 2021, we formally welcomed employees back to our offices in New York, Dallas, Salt Lake City, Hong Kong and other locations, and approximately 50% of employees in these offices have since been working from the office on a regular basis. Going forward, we will look to re-open
more locations consistent with the health and safety guidelines of each city in which we operate.
Our systems and infrastructure have been robust throughout the
COVID-19
pandemic, enabling us to conduct our activities without disruption. Communication throughout our organization has remained active during the pandemic and our risk management processes have continued to operate in a rigorous and disciplined manner. From the onset of the pandemic, our people have stayed connected with our clients. In addition, as part of our vendor management processes, we have ongoing dialogues with third-party service providers, which are intended to ensure that they continue to meet our criteria for business continuity.
We maintained high liquidity levels during the second quarter of 2021, as our GCLA averaged $329 billion. We have continued to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. Our unsecured long-term borrowings increased by $20 billion during the second quarter of 2021, driven by the issuance of $18 billion of our benchmark debt to support the growth in our total assets amid client demand and attractive return opportunities. We expect to continue this issuance if accretive opportunities requiring non-bank
funding persist. However, we expect that the pace of our issuance will moderate relative to the first half of 2021. See “Balance Sheet and Funding Sources” and “Risk Management — Liquidity Risk Management” for further information.
Accounting estimates, particularly those made in connection with determining the allowance for credit losses and the fair value of certain level 3 assets, are sensitive to assumptions regarding future economic conditions. Predicting the trajectory of the economic recovery is highly judgmental given the uncertainty as to how the pandemic will evolve, as it will largely depend on the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise. See Note 9 to the consolidated financial statements for further information about our allowance for credit losses and Note 4 to the consolidated financial statements for further information about fair value measurements.
Financial markets remained constructive during the second quarter of 2021, and although trading volumes and volatility moderated, client activity was still solid. We continued to deploy our balance sheet to intermediate risk and to support client activity. Our average daily
Value-at-Risk
(VaR) for the second quarter of 2021 was essentially unchanged compared with the first quarter of 2021. We have maintained our proactive approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. As a result of the improved broader economic backdrop, credit risk in general has abated from the depths of the pandemic, including the risk associated with industries that were most severely impacted by lockdowns, such as hospitality and airlines. However, the potential exists for the Delta variant or other variants to impede the recovery and we continue to closely monitor our exposures to industries that would be most negatively impacted by a resurgence in the pandemic. See “Risk Management — Market Risk Management” and “— Credit Risk Management” for further information.
Although progress in the fight against the
COVID-19
pandemic has occurred unevenly across regions and countries since vaccines first became available, optimism regarding the continued rebound of the global economy remains high. However, if progress toward an end to the pandemic were to stall or reverse and a sustained period of weak economic conditions were to ensue, our businesses would be adversely impacted. This would have a negative impact on factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our AUS. We will continue to closely monitor the rollout of vaccines across regions, as well as the impact of new variants of the virus, and will take further actions, as necessary, in order to best serve the interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.

129	Goldman Sachs June 2021 Form 10-Q

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
The table below presents our contractual obligations by type.

As of

$ in millions	June 2021	December 2020
Time deposits	$ 22,111	$ 26,433
Financings and borrowings:
Secured long-term	$ 12,185	$ 12,537
Unsecured long-term	$238,930	$213,481
Interest payments	$ 45,536	$ 44,073
Operating lease payments	$ 3,075	$ 3,268

Goldman Sachs June 2021 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our contractual obligations by expiration.

	As of June 2021

$ in millions	Remainder of 2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Time deposits	$ –	$12,089	$ 6,606	$ 3,416
Financings and borrowings:
Secured long-term	$ –	$ 6,405	$ 2,531	$ 3,249
Unsecured long-term	$ –	$52,149	$57,395	$129,386
Interest payments	$2,650	$10,271	$ 7,829	$ 24,786
Operating lease payments	$ 162	$ 605	$ 501	$ 1,807
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

•
As of June 2021, unsecured long-term borrowings had maturities extending through 2065, consisted principally of senior borrowings, and included $8.43 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•
As of June 2021, the difference between aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of June 2021, the fair value of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related aggregate contractual principal amount by $298 million.

•
Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2021, and includes stated coupons, if any, on structured notes.

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

131	Goldman Sachs June 2021 Form 10-Q

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
Internal Audit is considered our third line of defense and our director of Internal Audit reports to the Audit Committee of the Board and administratively to our chief executive officer. Internal Audit includes professionals with a broad range of audit and industry experience, including risk management expertise. Internal Audit is responsible for independently assessing and validating the effectiveness of key controls, including those within the risk management framework, and providing timely reporting to the Audit Committee of the Board, senior management and regulators.
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

Goldman Sachs June 2021 Form 10-Q	132

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

133	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Structure
Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We have a series of committees with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. Committee membership generally consists of senior managers from both our first and second lines of defense. We have established procedures for these committees to ensure that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees,
councils or working groups, are described below. In addition to these committees, we have other risk committees that provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact on our reputation of the transactions and activities that they oversee.
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
Firmwide Enterprise Risk Committee.
The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits framework. This committee is co-chaired
by our chief financial officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees or councils that report to the Firmwide Enterprise Risk Committee:

•
Firmwide Risk Council.
The Firmwide Risk Council is responsible for the ongoing monitoring of relevant financial risks and related risk limits at the firmwide, business and product levels. This council is co-chaired
by the chairs of the Firmwide Enterprise Risk Committee.

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

Goldman Sachs June 2021 Form 10-Q	134

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
The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•
Firmwide Reputational Risk Committee.
The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee and as determined by committee leadership. This committee is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and the vice-chairs are our chief legal officer and the chair of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

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

•
Firmwide Capital Committee.
The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired
by the head of Market Risk and a
co-head
of the Financing Group, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

135	Goldman Sachs June 2021 Form 10-Q

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
As a general matter, Conflicts Resolution reviews financing and advisory assignments in Investment Banking and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. The head of Conflicts Resolution reports to our chief legal officer, who reports to our chief executive officer.
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

Goldman Sachs June 2021 Form 10-Q	136

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

137	Goldman Sachs June 2021 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2021, Group Inc. had $35.15 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $43.55 billion invested in GSI, a regulated U.K. broker-dealer; $2.83 billion invested in GSJCL, a regulated Japanese broker-dealer; $36.31 billion invested in GS Bank USA, a regulated New York State-chartered bank; $4.23 billion invested in GSIB, a regulated U.K. bank; and $6.46 billion invested in GSBE, a regulated German bank. Group Inc. also provides financing, directly or indirectly, in the form of: $82.05 billion of unsubordinated loans (including secured loans of $32.12 billion) and $22.65 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of June 2021. In addition, as of June 2021, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs June 2021 Form 10-Q	138

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

139	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2021 and December 2020 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	June 2021	March 2021
Denomination
U.S. dollar	$217,977	$188,854
Non-U.S. dollar	111,427	109,788
Total	$329,404	$298,642
Asset Class
Overnight cash deposits	$171,007	$132,317
U.S. government obligations	106,708	108,339
U.S. agency obligations	8,227	9,295
Non-U.S. government obligations	43,462	48,691
Total	$329,404	$298,642
Entity Type
Group Inc. and Funding IHC	$ 53,327	$ 44,300
Major broker-dealer subsidiaries	102,593	94,232
Major bank subsidiaries	173,484	160,110
Total	$329,404	$298,642
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $249.61 billion for the three months ended June 2021 and $224.01 billion for the three months ended March 2021. We do not consider these assets liquid enough to be eligible for our GCLA.
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

Goldman Sachs June 2021 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	June 2021	March 2021
Total HQLA	$318,525	$288,142
Eligible HQLA	$238,397	$210,133
Net cash outflows	$172,895	$151,993
LCR	138%	138%
In October 2020, the U.S. federal bank regulatory agencies issued a final rule that establishes a net stable funding ratio (NSFR) requirement for large U.S. banking organizations. This rule became effective on July 1, 2021 and requires banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023. Our NSFR as of June 2021 exceeded the minimum requirement, based on our interpretation of the final rule.
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2021, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above will also apply to GS Bank USA. As of June 2021, GS Bank USA’s NSFR exceeded the minimum requirement.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s average monthly LCR for the trailing twelve-month period ended June 2021 exceeded the minimum requirement. GSI is subject to the NSFR requirement implemented in the U.K., which is expected to become effective in January 2022.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2021

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-1	a-1	A-2
Long-term debt	A (high	)	A	A2	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

141	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of June 2021

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable
We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Six Months Ended June 2021.
Our cash and cash equivalents increased by $84.45 billion to $240.29 billion at the end of the second quarter of 2021, due to net cash provided by financing and operating activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, principally reflecting increases in institutional, transaction banking, consumer and deposit sweep programs deposits, and net issuance of unsecured long-term borrowings. The net cash provided by operating activities primarily reflected net earnings, an increase in trading liabilities and a decrease in trading assets, partially offset by an increase in collateralized transactions (an increase in collateralized agreements, partially offset by an increase in collateralized financings). The net cash used for investing activities primarily reflected purchases of investments and an increase in net lending activities, partially offset by sales and paydowns of investments.
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

Goldman Sachs June 2021 Form 10-Q	142

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
We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

143	Goldman Sachs June 2021 Form 10-Q

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
The table below presents our average daily VaR.

	Three Months Ended			Six Months Ended June

$ in millions	June 2021	March 2021	June 2020	2021	2020
Categories
Interest rates	$ 64	$ 58	$ 98	$ 61	$ 79
Equity prices	48	51	74	50	58
Currency rates	13	12	39	13	28
Commodity prices	22	22	24	22	18
Diversification effect	(57)	(54)	(113)	(56)	(82)
Total	$ 90	$ 89	$ 122	$ 90	$101

Goldman Sachs June 2021 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our average daily VaR increased to $90 million for the three months ended June 2021 from $89 million for the three months ended March 2021, due to increased exposures, partially offset by lower levels of volatility. The total increase of $1 million was primarily driven by an increase in the interest rates category, partially offset by a decrease in the equity prices category and an increase in the diversification effect.
Our average daily VaR decreased to $90 million for the three months ended June 2021 from $122 million for the three months ended June 2020, due to lower levels of volatility, partially offset by increased exposures. The total decrease of $32 million was primarily driven by decreases in the interest rates, equity prices and currency rates categories, partially offset by a decrease in the diversification effect.
Our average daily VaR decreased to $90 million for the six months ended June 2021 from $101 million for the six months ended June 2020, due to lower levels of volatility, partially offset by increased exposures. The total decrease of $11 million was primarily driven by decreases in the interest rates, currency rates and equity prices categories, partially offset by a decrease in the diversification effect.
The table below presents our
period-end
VaR.

	As of

$ in millions	June 2021	March 2021	June 2020
Categories
Interest rates	$ 74	$ 59	$ 99
Equity prices	41	54	68
Currency rates	16	14	29
Commodity prices	25	16	24
Diversification effect	(61)	(59)	(101)
Total	$ 95	$ 84	$ 119
Our
period-end
VaR increased to $95 million as of June 2021 from $84 million as of March 2021, due to increased exposures, partially offset by lower levels of volatility. The total increase of $11 million was primarily driven by increases in the interest rates and commodity prices categories, partially offset by a decrease in the equity prices category.
Our
period-end
VaR decreased to $95 million as of June 2021 from $119 million as of June 2020, due to lower levels of volatility, partially offset by increased exposures. The total decrease of $24 million was primarily driven by decreases in the equity prices, interest rates and currency rates categories, partially offset by a decrease in the diversification effect.
During the six months ended June 2021, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2020, the firmwide VaR risk limit was exceeded on 16 occasions (all of which occurred during the first half of 2020), primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the market environment in 2020.
The table below presents our high and low VaR.

	Three Months Ended

	June 2021		March 2021		June 2020

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$ 74	$58	$ 67	$50	$120	$80
Equity prices	$ 57	$37	$ 71	$40	$116	$46
Currency rates	$ 17	$10	$ 16	$ 9	$ 49	$27
Commodity prices	$ 32	$15	$ 34	$14	$ 54	$15
Firmwide
VaR	$101	$81	$105	$74	$158	$96
The chart below presents our daily VaR for the six months ended June 2021.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June

$ in millions	2021	2020	2021	2020
>$100	8	26	34	40
$75 - $100	13	13	28	21
$50 - $75	10	8	19	13
$25 - $50	13	10	16	22
$0 - $25	14	3	20	17
$(25) - $0	5	2	7	6
$(50) - $(25)	–	1	–	2
$(75) - $(50)	–	–	–	2
$(100) - $(75)	–	–	–	2
Total	63	63	124	125

145	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during both the three months ended June 2021 and June 2020.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	June 2021	March 2021	June 2020
Equity	$2,096	$1,831	$1,723
Debt	2,429	2,486	2,316
Total	$4,525	$4,317	$4,039
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of both June 2021 and March 2021. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $31 million as of June 2021 and $28 million as of March 2021. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $116.04 billion as of June 2021 and $104.60 billion as of March 2021, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $826 million as of June 2021 and $808 million as of March 2021 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
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

Goldman Sachs June 2021 Form 10-Q	146

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

147	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of June 2021, our aggregate credit exposure increased as compared with December 2020, primarily reflecting increases in cash deposits with central banks and loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2020, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the six months ended June 2021 was lower as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure was primarily related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the six months ended June 2021 remained low, representing less than 1% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	June 2021	December 2020
Cash and Cash Equivalents	$216,907	$131,324
Industry
Financial Institutions	6%	11%
Sovereign	94%	89%
Total	100%	100%
Region
Americas	64%	45%
EMEA	28%	41%
Asia	8%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	69%	44%
AA	21%	38%
A	9%	17%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $23.38 billion as of June 2021 and $24.52 billion as of December 2020.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	June 2021	December 2020
OTC derivative assets	$ 60,594	$ 64,850
Collateral (not netted under U.S. GAAP)	(17,207)	(18,990)
Net credit exposure	$ 43,387	$ 45,860
Industry
Consumer & Retail	3%	4%
Diversified Industrials	15%	23%
Financial Institutions	12%	12%
Funds	16%	12%
Healthcare	1%	2%
Municipalities & Nonprofit	5%	6%
Natural Resources & Utilities	22%	11%
Sovereign	9%	14%
Technology, Media & Telecommunications	11%	12%
Other (including Special Purpose Vehicles)	6%	4%
Total	100%	100%
Region
Americas	59%	62%
EMEA	32%	30%
Asia	9%	8%
Total	100%	100%
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

149	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2021
Less than 1 year	$ 23,629	$ 9,557	$ 33,186
1 - 5 years	19,284	15,555	34,839
Greater than 5 years	66,299	6,811	73,110
Total	109,212	31,923	141,135
Netting	(87,561)	(10,187)	(97,748)
Net credit exposure	$ 21,651	$ 21,736	$ 43,387
As of December 2020
Less than 1 year	$ 22,332	$ 12,507	$ 34,839
1 - 5 years	23,927	16,486	40,413
Greater than 5 years	77,653	8,958	86,611
Total	123,912	37,951	161,863
Netting	(101,691)	(14,312)	(116,003)
Net credit exposure	$ 22,221	$ 23,639	$ 45,860
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of June 2021
Less than 1 year	$ 850	$ 5,073	$ 10,369	$ 7,337	$ 23,629
1 - 5 years	1,045	3,143	8,846	6,250	19,284
Greater than 5 years	13,392	5,976	24,392	22,539	66,299
Total	15,287	14,192	43,607	36,126	109,212
Netting	(12,936)	(10,368)	(36,466)	(27,791)	(87,561)
Net credit exposure	$ 2,351	$ 3,824	$ 7,141	$ 8,335	$ 21,651
As of December 2020
Less than 1 year	$ 532	$ 4,146	$ 11,440	$ 6,214	$ 22,332
1 - 5 years	1,069	4,189	10,976	7,693	23,927
Greater than 5 years	16,550	7,403	28,410	25,290	77,653
Total	18,151	15,738	50,826	39,197	123,912
Netting	(14,364)	(11,230)	(44,529)	(31,568)	(101,691)
Net credit exposure	$ 3,787	$ 4,508	$ 6,297	$ 7,629	$ 22,221

	Non-Investment-Grade /Unrated

$ in millions	BB or lower	Unrated	Total
As of June 2021
Less than 1 year	$ 8,842	$ 715	$ 9,557
1 - 5 years	15,361	194	15,555
Greater than 5 years	6,675	136	6,811
Total	30,878	1,045	31,923
Netting	(10,110)	(77)	(10,187)
Net credit exposure	$ 20,768	$ 968	$ 21,736
As of December 2020
Less than 1 year	$ 11,541	$ 966	$ 12,507
1 - 5 years	16,274	212	16,486
Greater than 5 years	8,844	114	8,958
Total	36,659	1,292	37,951
Netting	(14,114)	(198)	(14,312)
Net credit exposure	$ 22,545	$ 1,094	$ 23,639
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of June 2021
Corporate	$ 47,814	$164,732	$212,546
Wealth management	39,955	3,440	43,395
Commercial real estate	19,468	5,133	24,601
Residential real estate	12,218	2,605	14,823
Consumer:
Installment	3,257	8	3,265
Credit cards	5,210	28,529	33,739
Other	5,886	5,564	11,450
Total, gross	133,808	210,011	343,819
Allowance for loan losses	(3,271)	(822)	(4,093)
Total	$130,537	$209,189	$339,726
As of December 2020
Corporate	$ 48,659	$135,818	$184,477
Wealth management	33,023	3,103	36,126
Commercial real estate	20,290	4,268	24,558
Residential real estate	5,750	1,900	7,650
Consumer:
Installment	3,823	4	3,827
Credit cards	4,270	21,640	25,910
Other	4,174	4,842	9,016
Total, gross	119,989	171,575	291,564
Allowance for loan losses	(3,874)	(557)	(4,431)
Total	$116,115	$171,018	$287,133

Goldman Sachs June 2021 Form 10-Q	150

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

$ in millions	Loans	Lending Commitments	Total
As of June 2021
Corporate	$47,814	$164,732	$212,546
Industry
Consumer & Retail	7%	11%	10%
Diversified Industrials	16%	22%	21%
Financial Institutions	6%	7%	7%
Funds	18%	3%	7%
Healthcare	7%	11%	10%
Natural Resources & Utilities	10%	15%	14%
Real Estate	6%	5%	5%
Technology, Media & Telecommunications	19%	22%	21%
Other (including Special Purpose Vehicles)	11%	4%	5%
Total	100%	100%	100%
Region
Americas	57%	74%	70%
EMEA	33%	24%	26%
Asia	10%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	3%
A	6%	15%	13%
BBB	17%	37%	32%
BB or lower	75%	42%	50%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
As of December 2020
Corporate	$48,659	$135,818	$184,477
Industry
Consumer & Retail	7%	14%	12%
Diversified Industrials	17%	17%	17%
Financial Institutions	10%	6%	7%
Funds	13%	3%	6%
Healthcare	7%	12%	11%
Natural Resources & Utilities	12%	18%	16%
Real Estate	8%	6%	6%
Technology, Media & Telecommunications	17%	19%	19%
Other (including Special Purpose Vehicles)	9%	5%	6%
Total	100%	100%	100%
Region
Americas	60%	70%	67%
EMEA	31%	28%	29%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	–	5%	4%
A	6%	19%	15%
BBB	13%	36%	30%
BB or lower	80%	38%	49%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
In the table above, credit exposure excludes $3.20 billion as of both June 2021 and December 2020 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of June 2021
Wealth Management	$39,955	$3,440	$43,395
Region
Americas	86%	97%	87%
EMEA	11%	3%	10%
Asia	3%	–	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	70%	57%	70%
Non-investment-grade	14%	20%	14%
Other metrics/unrated	16%	23%	16%
Total	100%	100%	100%
As of December 2020
Wealth Management	$33,023	$3,103	$36,126
Region
Americas	88%	99%	89%
EMEA	10%	1%	9%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	67%	58%	66%
Non-investment-grade	16%	21%	17%
Other metrics/unrated	17%	21%	17%
Total	100%	100%	100%
In the table above, other metrics/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans include reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

151	Goldman Sachs June 2021 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of June 2021
Commercial Real Estate	$19,468	$5,133	$24,601
Region
Americas	70%	76%	72%
EMEA	22%	10%	19%
Asia	8%	14%	9%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	17%	10%
Non-investment-grade	87%	83%	86%
Other metrics/unrated	4%	–	4%
Total	100%	100%	100%
As of December 2020
Commercial Real Estate	$20,290	$4,268	$24,558
Region
Americas	71%	65%	70%
EMEA	19%	10%	18%
Asia	10%	25%	12%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	13%	10%
Non-investment-grade	86%	87%	86%
Other metrics/unrated	5%	–	4%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $7.52 billion as of June 2021 and $7.88 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $569 million as of June 2021 and $503 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of June 2021
Residential Real Estate	$12,218	$2,605	$14,823
Region
Americas	90%	89%	90%
EMEA	8%	11%	8%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	6%	11%	7%
Non-investment-grade	84%	86%	84%
Other metrics/unrated	10%	3%	9%
Total	100%	100%	100%
As of December 2020
Residential Real Estate	$ 5,750	$1,900	$ 7,650
Region
Americas	88%	98%	91%
EMEA	9%	2%	7%
Asia	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	11%	2%	9%
Non-investment-grade	67%	93%	73%
Other metrics/unrated	22%	5%	18%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $12.71 billion as of June 2021 and $5.71 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other metrics/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $6.69 billion as of June 2021 and $5.57 billion as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs June 2021 Form 10-Q	152

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

	As of

$ in millions	June 2021	December 2020
Installment	$3,257	$3,823
California	11%	11%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	62%	62%
Total	100%	100%
Credit Cards	$5,210	$4,270
California	19%	19%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	52%	52%
Total	100%	100%
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of installment and credit card loans.
Other.
Other loans and lending commitments are extended to clients who warehouse assets that are directly or indirectly secured by consumer loans, including auto loans and private student loans, and other assets. Other loans also includes unsecured consumer and credit card loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of June 2021
Other	$5,886	$5,564	$11,450
Region
Americas	85%	91%	88%
EMEA	13%	6%	10%
Asia	2%	3%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	32%	86%	58%
Non-investment-grade	41%	14%	28%
Other metrics/unrated	27%	–	14%
Total	100%	100%	100%
As of December 2020
Other	$4,174	$4,842	$ 9,016
Region
Americas	81%	98%	90%
EMEA	17%	–	8%
Asia	2%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	44%	94%	71%
Non-investment-grade	23%	6%	14%
Other metrics/unrated	33%	–	15%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $9.17 billion as of June 2021 and $7.28 billion as of December 2020.

•
Other metrics/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $610 million as of June 2021 and $420 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

153	Goldman Sachs June 2021 Form 10-Q

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

	As of

$ in millions	June 2021	December 2020
Securities Financing Transactions	$36,061	$30,190
Industry
Financial Institutions	40%	39%
Funds	29%	24%
Municipalities & Nonprofit	5%	5%
Sovereign	24%	30%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	34%	33%
EMEA	47%	46%
Asia	19%	21%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	11%	15%
AA	27%	28%
A	38%	40%
BBB	13%	10%
BB or lower	9%	5%
Unrated	2%	2%
Total	100%	100%
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

	As of

$ in millions	June 2021	December 2020
Other Credit Exposures	$49,695	$56,429
Industry
Financial Institutions	83%	85%
Funds	11%	9%
Other (including Special Purpose Vehicles)	6%	6%
Total	100%	100%
Region
Americas	54%	54%
EMEA	35%	35%
Asia	11%	11%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	6%	5%
AA	46%	48%
A	25%	27%
BBB	6%	8%
BB or lower	16%	11%
Unrated	1%	1%
Total	100%	100%
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

Goldman Sachs June 2021 Form 10-Q	154

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
High external funding needs and inconsistent monetary policy have led to significant depreciation of the Turkish Lira prompting concerns about foreign exchange reserves and economic instability. As of June 2021, our total credit exposure to Turkey was $2.30 billion, which was to non-sovereign
counterparties or borrowers. Such exposure consisted of $1.52 billion related to OTC derivatives, $174 million related to loans and lending commitments and $602 million related to secured receivables. After taking into consideration the benefit of hedges and Turkish corporate and sovereign collateral, and other risk mitigants provided by Turkish counterparties, our net credit exposure was $388 million. In addition, our total market exposure to Turkey as of June 2021 was $138 million, primarily to non-sovereign
issuers or underliers. Such exposure consisted of $314 million related to debt, $(183) million related to credit derivatives and $7 million related to equities.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist and the country still needs to secure new financial terms with the IMF. As of June 2021, our total credit exposure to Argentina was $133 million, which was to non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Argentina as of June 2021 was $110 million, primarily to non-sovereign
issuers or underliers. Such exposure consisted of $65 million related to debt, $(2) million related to credit derivatives and $47 million related to equities.
The restructuring of Lebanon’s sovereign debt and sharp currency depreciation have led to concerns about its financial and political stability. As of June 2021, our total credit and market exposure to Lebanon was not material.
Zambia’s sovereign debt default and ongoing liquidity pressures aggravated by the
COVID-19
pandemic have led to concerns about Zambia’s financial stability. As of June 2021, our total credit and market exposure to Zambia was not material.
Venezuela has delayed payments on its sovereign debt and its political situation remains unclear. As of June 2021, our total credit and market exposure to Venezuela was not material.
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
Industry Exposures.
The sharp decline in economic activity as a result of the
COVID-19
pandemic has resulted in a significant impact to the gaming and lodging industry. As of June 2021, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $2.63 billion ($541 million of loans and $2.09 billion of lending commitments). Such exposure included $2.59 billion of exposure to non-investment-grade
counterparties ($541 million related to loans and $2.05 billion related to lending commitments), of which 72% was secured. In addition, we extend loans that are secured by hotel properties. As of June 2021, our exposure related to such loans and lending commitments was $1.46 billion and was to non-investment-grade
counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of June 2021, our credit exposure related to derivatives and receivables to gaming and lodging companies was $175 million, which was to non-investment-grade
counterparties. After taking into consideration the benefit of $80 million of hedges, our net credit exposure was $2.73 billion. As of June 2021, our market exposure related to gaming and lodging companies was $4 million, which was primarily to non-investment-grade
issuers or underliers. Such exposure consisted of $32 million related to debt, $(335) million related to credit derivatives and $307 million related to equities.

155	Goldman Sachs June 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Concerns surrounding the
COVID-19
pandemic have resulted in a sharp decline in travel which has significantly impacted the airline industry. As of June 2021, our credit exposure to airline companies related to loans and lending commitments was $1.50 billion ($586 million of loans and $915 million of lending commitments) to non-investment-grade
counterparties, of which 92% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of June 2021, our credit exposure related to derivatives and receivables to airline companies was $146 million ($112 million to investment-grade counterparties and $34 million to non-investment-grade
counterparties). After taking into consideration the benefit of $274 million of hedges, our net credit exposure was $1.37 billion. As of June 2021, our market exposure related to airline companies was $46 million, which was substantially all to non-investment-grade
issuers or underliers. Such exposure consisted of $276 million related to debt, $(163) million related to credit derivatives and $(67) million related to equities.
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

Goldman Sachs June 2021 Form 10-Q	156

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

157	Goldman Sachs June 2021 Form 10-Q

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

Goldman Sachs June 2021 Form 10-Q	158

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Investor Relations can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone:
212-902-0300,
e-mail:
gs-investor-relations@gs.com
. We use the following, as well as other social media channels, to disclose public information to investors, the media and others:

•	our website (www.goldmansachs.com);

•	our Twitter account (twitter.com/GoldmanSachs); and

•	our Instagram account (instagram.com/GoldmanSachs).
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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2021 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses (including those related to our planned co-branded
credit card relationship with General Motors), (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our installment loan and credit card businesses, (xvi) the objectives and effectiveness of our BCP strategy, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, (xx) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xxi) our expected tax rate, (xxii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxiii) our expected SCB and
G-SIB
surcharge, (xxiv) legal proceedings, governmental investigations or other contingencies, (xxv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxvi) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvii) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxviii) the effectiveness of our management of our human capital, including our diversity goals, (xxix) our plans for our people to return to our offices and (xxx) future inflation.

159	Goldman Sachs June 2021 Form 10-Q

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
Statements about planned 2021 benchmark debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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

Goldman Sachs June 2021 Form 10-Q	160

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
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that the actual value of assets and proceeds from assets seized and returned to the Government of Malaysia may be less than currently anticipated. Statements about the progress or the status of remediation activities relating to 1MDB are based on our expectations regarding our current remediation plans. Accordingly, our ability to complete the remediation activities may change, possibly materially, from what is currently expected.
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
Statements regarding future inflation are subject to the risk that actual inflation may differ, possibly materially, due to, among other things, changes in economic growth, unemployment or consumer demand.

161	Goldman Sachs June 2021 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended June 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended June 2021.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April	1,528,823	$341.27	1,528,823	39,456,431
May	1,227,962	$360.28	1,227,962	38,228,469
June	93,038	$385.32	93,038	38,135,431
Total	2,849,823		2,849,823
Since the beginning of 2000, our Board has approved a repurchase program authorizing repurchases of up to 605 million shares of our common stock. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with
Rule 10b5-1
and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date.

Goldman Sachs June 2021 Form 10-Q	162

Item 6.    Exhibits
Exhibits

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of July 30, 2021.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2021 and June 30, 2020, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020, (iii) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T HE G OLDMAN S ACHS G ROUP , I NC .

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 3, 2021

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 3, 2021

163	Goldman Sachs June 2021 Form 10-Q