Form 10-Q
period 2021-09-30
GOLDMAN SACHS GROUP INC
filed 2021-11-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
of the Exchange Act). ☐ Yes ☒ No
As of October 15, 2021, there were 334,792,980 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30 2021

Goldman Sachs September 2021 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2021	2020	2021	2020
Revenues
Investment banking	$ 3,548	$ 1,934	$10,564	$ 6,409
Investment management	2,139	1,689	5,840	5,092
Commissions and fees	860	804	2,766	2,699
Market making	3,929	3,327	13,096	12,796
Other principal transactions	1,568	1,943	9,759	2,482
Total non-interest revenues	12,044	9,697	42,025	29,478
Interest income	3,117	2,932	9,110	10,716
Interest expense	1,553	1,848	4,435	7,375
Net interest income	1,564	1,084	4,675	3,341
Total net revenues	13,608	10,781	46,700	32,819
Provision for credit losses	175	278	13	2,805
Operating expenses
Compensation and benefits	3,167	3,117	14,473	10,830
Transaction based	1,139	1,011	3,520	3,055
Market development	165	70	360	312
Communications and technology	397	340	1,143	1,006
Depreciation and amortization	509	468	1,527	1,404
Occupancy	239	235	727	706
Professional fees	433	298	1,137	956
Other expenses	542	665	1,781	4,807
Total operating expenses	6,591	6,204	24,668	23,076
Pre-tax earnings	6,842	4,299	22,019	6,938
Provision for taxes	1,464	932	4,319	1,985
Net earnings	5,378	3,367	17,700	4,953
Preferred stock dividends	94	134	358	400
Net earnings applicable to common shareholders	$ 5,284	$ 3,233	$17,342	$ 4,553
Earnings per common share
Basic	$ 15.14	$ 9.07	$ 49.23	$ 12.71
Diluted	$ 14.93	$ 8.98	$ 48.59	$ 12.65
Average common shares
Basic	348.3	355.9	351.8	356.5
Diluted	353.9	359.9	356.9	360.0
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Net earnings	$ 5,378	$ 3,367	$17,700	$ 4,953
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(20)	(13)	(36)	(74)
Debt valuation adjustment	67	(268)	165	428
Pension and postretirement liabilities	–	(2)	7	1
Available-for-sale securities	(114)	(11)	(658)	494
Other comprehensive income/(loss)	(67)	(294)	(522)	849
Comprehensive income	$ 5,311	$ 3,073	$17,178	$ 5,802

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	September 2021	December 2020
Assets
Cash and cash equivalents	$ 211,830	$ 155,842
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	213,062	108,060
Securities borrowed (includes $34,437 and $28,898 at fair value)	186,671	142,160
Customer and other receivables (includes $46 and $82 at fair value)	171,780	121,331
Trading assets (at fair value and includes $66,754 and $69,031 pledged as collateral)	392,998	393,630
Investments (includes $80,969 and $82,778 at fair value, and $14,515 and $13,375 pledged as collateral)	86,708	88,445
Loans (net of allowance of $3,332 and $3,874, and includes $12,104 and $13,625 at fair value)	143,624	116,115
Other assets	36,557	37,445
Total assets	$1,443,230	$1,163,028
Liabilities and shareholders’ equity
Deposits (includes $34,078 and $16,176 at fair value)	$ 333,038	$ 259,962
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	167,339	126,571
Securities loaned (includes $7,298 and $1,053 at fair value)	41,534	21,621
Other secured financings (includes $18,208 and $24,126 at fair value)	19,685	25,755
Customer and other payables	252,120	190,658
Trading liabilities (at fair value)	204,269	153,727
Unsecured short-term borrowings (includes $30,447 and $26,750 at fair value)	48,990	52,870
Unsecured long-term borrowings (includes $47,880 and $40,911 at fair value)	242,780	213,481
Other liabilities (includes $166 and $263 at fair value)	27,178	22,451
Total liabilities	1,336,933	1,067,096
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $9,953 and $11,203	9,953	11,203
Common stock; 906,430,049 and 901,692,039 shares issued, and 334,792,980 and 344,088,725 shares outstanding	9	9
Share-based awards	3,896	3,468
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	56,398	55,679
Retained earnings	128,631	112,947
Accumulated other comprehensive loss	(1,956)	(1,434)
Stock held in treasury, at cost; 571,637,071 and 557,603,316 shares	(90,634)	(85,940)
Total shareholders’ equity	106,297	95,932
Total liabilities and shareholders’ equity	$1,443,230	$1,163,028

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2021 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Preferred stock
Beginning balance	$ 9,203	$ 11,203	$ 11,203	$ 11,203
Issued	750	–	1,425	350
Redeemed	–	–	(2,675)	(350)
Ending balance	9,953	11,203	9,953	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	3,759	3,203	3,468	3,195
Issuance and amortization of share-based awards	202	176	2,180	1,770
Delivery of common stock underlying share-based awards	(21)	(33)	(1,625)	(1,597)
Forfeiture of share-based awards	(44)	(38)	(127)	(60)
Ending balance	3,896	3,308	3,896	3,308
Additional paid-in capital
Beginning balance	56,390	55,637	55,679	54,883
Delivery of common stock underlying share-based awards	23	34	1,676	1,607
Cancellation of share-based awards in satisfaction of withholding tax requirements	(14)	(9)	(983)	(828)
Issuance costs of redeemed preferred stock	(1)	–	25	–
Other	–	–	1	–
Ending balance	56,398	55,662	56,398	55,662
Retained earnings
Beginning balance, as previously reported	124,051	106,248	112,947	106,465
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	–	–	–	(638)
Beginning balance, adjusted	124,051	106,248	112,947	105,827
Net earnings	5,378	3,367	17,700	4,953
Accretion of redeemable noncontrolling interests	(4)	–	(69)	–
Dividends and dividend equivalents declared on common stock and share-based awards	(700)	(448)	(1,589)	(1,347)
Dividends declared on preferred stock	(94)	(134)	(317)	(399)
Preferred stock redemption premium	–	–	(41)	(1)
Ending balance	128,631	109,033	128,631	109,033
Accumulated other comprehensive income/(loss)
Beginning balance	(1,889)	(341)	(1,434)	(1,484)
Other comprehensive income/(loss)	(67)	(294)	(522)	849
Ending balance	(1,956)	(635)	(1,956)	(635)
Stock held in treasury, at cost
Beginning balance	(89,633)	(85,930)	(85,940)	(84,006)
Repurchased	(1,000)	–	(4,700)	(1,928)
Reissued	1	1	11	11
Other	(2)	(1)	(5)	(7)
Ending balance	(90,634)	(85,930)	(90,634)	(85,930)
Total shareholders’ equity	$106,297	$ 92,650	$106,297	$ 92,650

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September

$ in millions	2021	2020
Cash flows from operating activities

Net earnings	$ 17,700	$ 4,953
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	1,527	1,404
Share-based compensation	2,141	1,737
Gain related to extinguishment of unsecured borrowings	–	(1)
Provision for credit losses	13	2,805
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	11,010	(24,045)
Collateralized transactions (excluding other secured financings), net	(88,832)	(21,080)
Trading assets	(1,815)	(50,937)
Trading liabilities	50,065	53,306
Loans held for sale, net	(1,780)	2,264
Other, net	(14,005)	(148)
Net cash used for operating activities	(23,976)	(29,742)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(3,548)	(4,906)
Proceeds from sales of property, leasehold improvements and equipment	3,111	1,272
Net cash used for business acquisitions	–	(226)
Purchase of investments	(31,998)	(37,516)
Proceeds from sales and paydowns of investments	40,127	23,200
Loans (excluding loans held for sale), net	(24,219)	(7,257)
Net cash used for investing activities	(16,527)	(25,433)
Cash flows from financing activities
Unsecured short-term borrowings, net	1,342	6,567
Other secured financings (short-term), net	(635)	1,629
Proceeds from issuance of other secured financings (long-term)	3,661	6,016
Repayment of other secured financings (long-term), including the current portion	(4,922)	(2,019)
Purchase of Trust Preferred securities	–	(11)
Proceeds from issuance of unsecured long-term borrowings	68,798	36,120
Repayment of unsecured long-term borrowings, including the current portion	(38,370)	(41,042)
Derivative contracts with a financing element, net	477	1,022
Deposits, net	74,612	70,654
Preferred stock redemption	(2,675)	(350)
Common stock repurchased	(4,700)	(1,928)
Settlement of share-based awards in satisfaction of withholding tax requirements	(984)	(829)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,903)	(1,744)
Proceeds from issuance of preferred stock, net of issuance costs	1,423	349
Other financing, net	367	396
Net cash provided by financing activities	96,491	74,830
Net increase in cash and cash equivalents	55,988	19,655
Cash and cash equivalents, beginning balance	155,842	133,546
Cash and cash equivalents, ending balance	$211,830	$153,201
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 4,394	$ 7,648
Cash payments for income taxes, net	$ 4,769	$ 1,904
See Notes 12 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2021 Form 10-Q	4

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
All references to September 2021, June 2021 and September 2020 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2021, June 30, 2021 and September 30, 2020, respectively. All references to December 2020 refer to the date December 31, 2020. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
In the fourth quarter of 2020, brokerage, clearing, exchange and distribution fees was renamed transaction based and additionally includes expenses resulting from completed transactions, which are directly related to client revenues. Such expenses were previously reported in other expenses. Previously reported amounts have been conformed to the current presentation.

5	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	6

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
Revenues from contracts with clients represent approximately 50% of total non-interest
revenues for the three months ended September 2021 and approximately 40% for the nine months ended September 2021 (in each case, reflecting approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for both the three and nine months ended September 2020 (in each case, reflecting approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs September 2021 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2021, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2028. Annual revenues associated with such performance obligations average less than $250 million through 2028.
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

Goldman Sachs September 2021 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $10.23 billion as of September 2021 and $11.95 billion as of December 2020. Cash and cash equivalents also included interest-bearing deposits with banks of $201.60 billion as of September 2021 and $143.89 billion as of December 2020.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $24.71 billion as of September 2021 and $24.52 billion as of December 2020. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $109.60 billion as of September 2021 and $82.39 billion as of December 2020, and receivables from brokers, dealers and clearing organizations of $62.18 billion as of September 2021 and $38.94 billion as of December 2020. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2021 and December 2020. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.23 billion as of September 2021 and $2.60 billion as of December 2020. As of both September 2021 and December 2020 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $230.71 billion as of September 2021 and $183.57 billion as of December 2020, and payables to brokers, dealers and clearing organizations of $21.41 billion as of September 2021 and $7.09 billion as of December 2020. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2021 and December 2020. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	10

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
No. 2021-01,
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

11	Goldman Sachs September 2021 Form 10-Q

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
Valuations of level 2 instruments can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or executable) and the relationship of recent market activity to the prices provided from alternative pricing sources.
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

•	Market yields implied by transactions of similar or related assets;

•	Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral;

•	Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines, related costs and subsequent recoveries; and

•	Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs September 2021 Form 10-Q	12

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

13	Goldman Sachs September 2021 Form 10-Q

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
Valuation models require a variety of inputs, such as contractual terms, market prices, yield curves, discount rates (including those derived from interest rates on collateral received and posted as specified in credit support agreements for collateralized derivatives), credit curves, measures of volatility, prepayment rates, loss severity rates and correlations of such inputs. Significant inputs to the valuations of level 2 derivatives can be verified to market transactions, broker or dealer quotations or other alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or executable) and the relationship of recent market activity to the prices provided from alternative pricing sources.
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

Goldman Sachs September 2021 Form 10-Q	14

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

15	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities carried at fair value.

	As of

$ in millions	September 2021	June 2021	December 2020
Total level 1 financial assets	$ 264,245	$ 256,699	$ 263,999
Total level 2 financial assets	508,809	446,055	410,275
Total level 3 financial assets	23,437	25,623	26,305
Investments in funds at NAV	3,917	3,988	3,664
Counterparty and cash collateral netting	(66,792)	(63,655)	(77,170)
Total financial assets at fair value	$ 733,616	$ 668,710	$ 627,073
Total assets	$1,443,230	$1,387,922	$1,163,028
Total level 3 financial assets divided by:
Total assets	1.6%	1.8%	2.3%
Total financial assets at fair value	3.2%	3.8%	4.2%
Total level 1 financial liabilities	$ 130,725	$ 133,781	$ 85,120
Total level 2 financial liabilities	404,273	378,188	331,824
Total level 3 financial liabilities	29,869	33,405	32,930
Counterparty and cash collateral netting	(55,182)	(52,129)	(60,297)
Total financial liabilities at fair value	$ 509,685	$ 493,245	$ 389,577
Total liabilities	$1,336,933	$1,286,032	$1,067,096
Total level 3 financial liabilities divided by:
Total liabilities	2.2%	2.6%	3.1%
Total financial liabilities at fair value	5.9%	6.8%	8.5%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of

$ in millions	September 2021	June 2021	December 2020
Trading assets:
Trading cash instruments	$ 1,516	$ 1,304	$ 1,237
Derivatives	6,043	5,758	5,967
Investments	13,679	16,332	16,423
Loans	2,199	2,229	2,678
Total	$ 23,437	$ 25,623	$ 26,305
Level 3 financial assets as of September 2021 decreased compared with June 2021, primarily reflecting a decrease in level 3 investments. Level 3 financial assets as of September 2021 decreased compared with December 2020, primarily reflecting a decrease in level 3 investments and loans. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of September 2021
Trading cash instruments	$321,415	$150,763
Derivatives	71,583	53,506
Total	$392,998	$204,269
As of December 2020
Trading cash instruments	$324,049	$ 95,136
Derivatives	69,581	58,591
Total	$393,630	$153,727
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Interest rates	$(1,249)	$1,732	$ (1,572)	$ 3,784
Credit	162	578	1,324	3,571
Currencies	1,779	(981)	4,521	(1,674)
Equities	2,521	1,391	6,839	5,022
Commodities	716	607	1,984	2,093
Total	$ 3,929	$3,327	$13,096	$12,796
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

Goldman Sachs September 2021 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2021
Assets
Government and agency obligations:
U.S.	$ 76,579	$ 23,883	$ 17	$ 100,479
Non-U.S.	40,510	15,600	16	56,126
Loans and securities backed by:
Commercial real estate	–	1,049	136	1,185
Residential real estate	–	10,160	122	10,282
Corporate debt instruments	588	38,493	1,096	40,177
State and municipal obligations	–	752	1	753
Other debt obligations	72	2,145	53	2,270
Equity securities	99,930	2,755	75	102,760
Commodities	–	7,383	–	7,383
Total	$ 217,679	$102,220	$1,516	$ 321,415
Liabilities
Government and agency obligations:
U.S.	$ (28,554)	$ (30)	$ –	$ (28,584)
Non-U.S.	(39,190)	(2,886)	–	(42,076)
Loans and securities backed by:
Commercial real estate	–	(42)	(1)	(43)
Residential real estate	–	–	(11)	(11)
Corporate debt instruments	(72)	(16,380)	(99)	(16,551)
Equity securities	(62,824)	(639)	(27)	(63,490)
Commodities	–	(8)	–	(8)
Total	$(130,640)	$ (19,985)	$ (138)	$(150,763)
As of December 2020
Assets
Government and agency obligations:
U.S.	$ 93,670	$ 44,863	$ –	$ 138,533
Non-U.S.	46,147	11,261	15	57,423
Loans and securities backed by:
Commercial real estate	–	597	203	800
Residential real estate	–	6,948	131	7,079
Corporate debt instruments	915	29,639	797	31,351
State and municipal obligations	–	200	–	200
Other debt obligations	338	1,055	19	1,412
Equity securities	75,300	2,505	72	77,877
Commodities	–	9,374	–	9,374
Total	$ 216,370	$106,442	$1,237	$ 324,049
Liabilities
Government and agency obligations:
U.S.	$ (16,880)	$ (13)	$ –	$ (16,893)
Non-U.S.	(22,092)	(1,792)	–	(23,884)
Loans and securities backed by:
Commercial real estate	–	(17)	(1)	(18)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,970)	(50)	(8,022)
State and municipal obligations	–	(5)	–	(5)
Other debt obligations	–	–	(2)	(2)
Equity securities	(45,734)	(550)	(27)	(46,311)
Total	$ (84,708)	$ (10,348)	$ (80)	$ (95,136)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

•
Corporate debt instruments includes corporate loans, debt securities, convertible debentures, prepaid commodity transactions and transfers of assets accounted for as secured loans rather than purchases.

•	Other debt obligations includes other asset-backed securities and money market instruments.

•	Equity securities includes public equities and exchange-traded funds.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of trading cash instruments. See Note 7 for information about hedging activities for precious metals included in commodities and accounted for at the low
e
r of cost or net realizable value. These precious metals are designated in a fair value hedging relationship, and therefore their carrying value equals fair value.
Significant Unobservable Inputs
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instruments.

	As of September 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$136		$203
Yield	3.5% to 27.1%	13.1%	1.7% to 22.0%	9.0%
Recovery rate	7.9% to 97.0%	61.7%	5.1% to 94.9%	57.7%
Duration (years)	0.4 to 4.6	1.9	1.1 to 9.1	5.0
Loans and securities backed by residential real estate
Level 3 assets	$122		$131
Yield	1.0% to 27.2%	8.9%	0.6% to 15.7%	6.3%
Cumulative loss rate	1.1% to 37.5%	16.2%	3.4% to 45.6%	20.8%
Duration (years)	0.2 to 16.6	6.6	0.9 to 16.1	6.5
Corporate debt instruments
Level 3 assets	$1,096		$797
Yield	0.2% to 15.5%	5.8%	0.6% to 30.6%	9.5%
Recovery rate	9.0% to 80.0%	64.4%	0.0% to 73.6%	58.7%
Duration (years)	1.5 to 28.8	4.7	0.3 to 25.5	4.0
Level 3 government and agency obligations, state and municipal obligations, other debt obligations and equity securities were not material as of both September 2021 and December 2020, and therefore are not included in the table above.

17	Goldman Sachs September 2021 Form 10-Q

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2021 and December 2020. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Total trading cash instrument assets
Beginning balance	$1,304	$1,804	$1,237	$1,242
Net realized gains/(losses)	27	15	63	59
Net unrealized gains/(losses)	11	34	64	(146)
Purchases	223	244	793	685
Sales	(133)	(701)	(455)	(438)
Settlements	(113)	(124)	(287)	(264)
Transfers into level 3	358	157	306	313
Transfers out of level 3	(161)	(164)	(205)	(186)
Ending balance	$1,516	$1,265	$1,516	$1,265
Total trading cash instrument liabilities
Beginning balance	$ (78)	$ (156)	$ (80)	$ (273)
Net realized gains/(losses)	2	–	5	–
Net unrealized gains/(losses)	(2)	(79)	(1)	18
Purchases	22	13	35	50
Sales	(55)	(20)	(86)	(35)
Settlements	–	(3)	8	(2)
Transfers into level 3	(32)	(34)	(22)	(28)
Transfers out of level 3	5	11	3	2
Ending balance	$ (138)	$ (268)	$ (138)	$ (268)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs September 2021 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Loans and securities backed by commercial real estate
Beginning balance	$ 96	$ 430	$ 203	$ 191
Net realized gains/(losses)	2	2	6	15
Net unrealized gains/(losses)	(4)	(2)	(7)	(36)
Purchases	28	7	54	77
Sales	(2)	(228)	(39)	(19)
Settlements	(7)	(3)	(13)	(55)
Transfers into level 3	31	7	15	30
Transfers out of level 3	(8)	(17)	(83)	(7)
Ending balance	$ 136	$ 196	$ 136	$ 196
Loans and securities backed by residential real estate
Beginning balance	$ 130	$ 307	$ 131	$ 231
Net realized gains/(losses)	2	4	6	7
Net unrealized gains/(losses)	5	5	16	17
Purchases	11	78	29	97
Sales	(4)	(177)	(48)	(79)
Settlements	(25)	(11)	(36)	(33)
Transfers into level 3	14	4	39	22
Transfers out of level 3	(11)	(30)	(15)	(82)
Ending balance	$ 122	$ 180	$ 122	$ 180
Corporate debt instruments
Beginning balance	$ 891	$ 764	$ 797	$ 692
Net realized gains/(losses)	24	10	48	28
Net unrealized gains/(losses)	12	25	57	(102)
Purchases	152	139	634	455
Sales	(88)	(89)	(327)	(256)
Settlements	(67)	(103)	(195)	(157)
Transfers into level 3	292	129	187	214
Transfers out of level 3	(120)	(93)	(105)	(92)
Ending balance	$1,096	$ 782	$1,096	$ 782
Other
Beginning balance	$ 187	$ 303	$ 106	$ 128
Net realized gains/(losses)	(1)	(1)	3	9
Net unrealized gains/(losses)	(2)	6	(2)	(25)
Purchases	32	20	76	56
Sales	(39)	(207)	(41)	(84)
Settlements	(14)	(7)	(43)	(19)
Transfers into level 3	21	17	65	47
Transfers out of level 3	(22)	(24)	(2)	(5)
Ending balance	$ 162	$ 107	$ 162	$ 107
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended September 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $38 million (reflecting $27 million of net realized gains and $11 million of net unrealized gains) for the three months ended September 2021 included gains of $17 million reported in market making and $21 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the three months ended September 2021 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended September 2021 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the three months ended September 2021 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Nine Months Ended September 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $127 million (reflecting $63 million of net realized gains and $64 million of net unrealized gains) for the nine months ended September 2021 included gains of $63 million reported in market making and $64 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the nine months ended September 2021 were not material.
Transfers into level 3 trading cash instrument assets during the nine months ended September 2021 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the nine months ended September 2021 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Three Months Ended September 2020.
The net realized and unrealized gains on level 3 trading cash instrument assets of $49 million (reflecting $15 million of net realized gains and $34 million of net unrealized gains) for the three months ended September 2020 included gains of $25 million reported in market making and $24 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the three months ended September 2020 were not material.

19	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 trading cash instrument assets during the three months ended September 2020 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the three months ended September 2020 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Nine Months Ended September 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $87 million (reflecting $59 million of net realized gains and $146 million of net unrealized losses) for the nine months ended September 2020 included gains/(losses) of $(171) million reported in market making and $84 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for the nine months ended September 2020 primarily reflected losses on certain corporate debt instruments (principally driven by corporate performance).
Transfers into level 3 trading cash instrument assets during the nine months ended September 2020 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the nine months ended September 2020 primarily reflected transfers of certain corporate debt instruments, and loans and securities backed by residential real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For each of the three and nine months ended September 2021 and September 2020, substantially all of the firm’s derivatives were included in the Global Markets segment.

Goldman Sachs September 2021 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated balance sheets, as well as cash and s
e
curities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of September 2021		As of December 2020

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges

Exchange-traded	$ 295	$ 460	$ 665	$ 660
OTC-cleared	14,960	13,847	18,832	16,809
Bilateral OTC	239,708	213,612	337,998	304,370
Total interest rates	254,963	227,919	357,495	321,839
OTC-cleared	4,789	5,200	4,137	4,517
Bilateral OTC	12,287	11,180	12,418	11,551
Total credit	17,076	16,380	16,555	16,068
Exchange-traded	208	18	133	22
OTC-cleared	446	325	401	631
Bilateral OTC	77,690	74,705	101,830	102,676
Total currencies	78,344	75,048	102,364	103,329
Exchange-traded	10,803	11,538	4,476	4,177
OTC-cleared	489	456	195	187
Bilateral OTC	36,707	30,745	9,320	13,691
Total commodities	47,999	42,739	13,991	18,055
Exchange-traded	42,055	41,626	29,006	31,944
OTC-cleared	8	7	–	–
Bilateral OTC	41,624	49,790	47,867	49,072
Total equities	83,687	91,423	76,873	81,016
Subtotal	482,069	453,509	567,278	540,307
Accounted for as hedges
OTC-cleared	5	–	1	–
Bilateral OTC	1,000	–	1,346	–
Total interest rates	1,005	–	1,347	–
OTC-cleared	66	17	–	87
Bilateral OTC	195	122	4	372
Total currencies	261	139	4	459
Subtotal	1,266	139	1,351	459
Total gross fair value	$ 483,335	$ 453,648	$ 568,629	$ 540,766
Offset in the consolidated balance sheets
Exchange-traded	$ (46,978)	$ (46,978)	$ (29,549)	$ (29,549)
OTC-cleared	(19,180)	(19,180)	(21,315)	(21,315)
Bilateral OTC	(281,429)	(281,429)	(372,142)	(372,142)
Counterparty netting	(347,587)	(347,587)	(423,006)	(423,006)
OTC-cleared	(1,151)	(430)	(1,926)	(720)
Bilateral OTC	(63,014)	(52,125)	(74,116)	(58,449)
Cash collateral netting	(64,165)	(52,555)	(76,042)	(59,169)
Total amounts offset	$(411,752)	$(400,142)	$(499,048)	$(482,175)
Included in the consolidated balance sheets
Exchange-traded	$ 6,383	$ 6,664	$ 4,731	$ 7,254
OTC-cleared	432	242	325	196
Bilateral OTC	64,768	46,600	64,525	51,141
Total	$ 71,583	$ 53,506	$ 69,581	$ 58,591
Not offset in the consolidated balance sheets
Cash collateral	$ (1,092)	$ (1,857)	$ (979)	$ (2,427)
Securities collateral	(15,932)	(7,606)	(17,297)	(9,943)
Total	$ 54,559	$ 44,043	$ 51,305	$ 46,221

	Notional Amounts as of

$ in millions	September 2021	December 2020
Not accounted for as hedges
Exchange-traded	$ 2,802,116	$ 3,722,558
OTC-cleared	16,154,313	13,789,571
Bilateral OTC	11,610,308	11,076,460
Total interest rates	30,566,737	28,588,589
Exchange-traded	44	–
OTC-cleared	580,846	515,197
Bilateral OTC	595,708	558,813
Total credit	1,176,598	1,074,010
Exchange-traded	17,031	7,413
OTC-cleared	195,425	157,687
Bilateral OTC	6,667,786	6,041,663
Total currencies	6,880,242	6,206,763
Exchange-traded	354,299	242,193
OTC-cleared	2,596	2,315
Bilateral OTC	242,751	206,253
Total commodities	599,646	450,761
Exchange-traded	1,291,539	948,937
OTC-cleared	258	–
Bilateral OTC	1,318,136	1,126,572
Total equities	2,609,933	2,075,509
Subtotal	41,833,156	38,395,632
Accounted for as hedges
OTC-cleared	208,439	182,311
Bilateral OTC	5,021	6,641
Total interest rates	213,460	188,952
OTC-cleared	3,178	1,767
Bilateral OTC	19,514	14,055
Total currencies	22,692	15,822
Exchange-traded	986	–
Total commodities	986	–
Subtotal	237,138	204,774
Total notional amounts	$42,070,294	$38,600,406
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $18.23 billion as of September 2021 and $20.60 billion as of December 2020, and derivative liabilities of $18.45 billion as of September 2021 and $22.98 billion as of December 2020, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

21	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2021
Assets
Interest rates	$ 96	$ 254,940	$ 932	$ 255,968
Credit	–	13,868	3,208	17,076
Currencies	–	78,350	255	78,605
Commodities	–	46,708	1,291	47,999
Equities	90	82,363	1,234	83,687
Gross fair value	186	476,229	6,920	483,335
Counterparty netting in levels	–	(344,083)	(877)	(344,960)
Subtotal	$ 186	$ 132,146	$ 6,043	$ 138,375
Cross-level counterparty netting				(2,627)
Cash collateral netting				(64,165)
Net fair value				$ 71,583
Liabilities
Interest rates	$ (3)	$(227,231)	$ (685)	$(227,919)
Credit	–	(14,891)	(1,489)	(16,380)
Currencies	–	(74,813)	(374)	(75,187)
Commodities	–	(41,961)	(778)	(42,739)
Equities	(82)	(88,396)	(2,945)	(91,423)
Gross fair value	(85)	(447,292)	(6,271)	(453,648)
Counterparty netting in levels	–	344,083	877	344,960
Subtotal	$ (85)	$(103,209)	$(5,394)	$(108,688)
Cross-level counterparty netting				2,627
Cash collateral netting				52,555
Net fair value				$ (53,506)
As of December 2020
Assets
Interest rates	$ 297	$ 357,568	$ 977	$ 358,842
Credit	–	13,104	3,451	16,555
Currencies	–	102,221	147	102,368
Commodities	–	13,285	706	13,991
Equities	75	75,054	1,744	76,873
Gross fair value	372	561,232	7,025	568,629
Counterparty netting in levels	(135)	(420,685)	(1,058)	(421,878)
Subtotal	$ 237	$ 140,547	$ 5,967	$ 146,751
Cross-level counterparty netting				(1,128)
Cash collateral netting				(76,042)
Net fair value				$ 69,581
Liabilities
Interest rates	$(229)	$ (320,900)	$ (710)	$ (321,839)
Credit	–	(14,395)	(1,673)	(16,068)
Currencies	–	(103,303)	(485)	(103,788)
Commodities	–	(17,649)	(406)	(18,055)
Equities	(318)	(78,122)	(2,576)	(81,016)
Gross fair value	(547)	(534,369)	(5,850)	(540,766)
Counterparty netting in levels	135	420,685	1,058	421,878
Subtotal	$(412)	$ (113,684)	$ (4,792)	$ (118,888)
Cross-level counterparty netting				1,128
Cash collateral netting				59,169
Net fair value				$ (58,591)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

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

	As of September 2021		As of December 2020

$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$247		$267
Correlation	25% to 81%	63%/62%	(8)% to 81%	56%/60%
Volatility (bps)	31 to 150	65/54	31 to 150	65/53
Credit, net	$1,719		$1,778
Credit spreads (bps)	1 to 576	113/87	2 to 699	109/74
Upfront credit points	2 to 100	40/30	7 to 90	40/30
Recovery rates	20% to 90%	47%/40%	25% to 90%	46%/40%
Currencies, net	$(119)		$(338)
Correlation	20% to 70%	39%/41%	20% to 70%	39%/41%
Volatility	20% to 20%	20%/20%	18% to 18%	18%/18%
Commodities, net	$513		$300
Volatility	15% to 152%	37%/33%	15% to 87%	32%/30%
Natural gas spread	$(1.39) to $4.36	$(0.07)/ $(0.03)	$(1.00) to $2.13	$(0.13)/ $(0.09)
Oil spread	$(0.93) to $(0.74)	$(0.84)/ $(0.84)	$8.30 to $11.20	$9.73/ $9.55
Electricity price	$9.95 to $55.76	$34.19/ $35.69	N/A	N/A
Equities, net	$(1,711)		$(832)
Correlation	(70)% to 99%	62%/71%	(70)% to 100%	52%/55%
Volatility	4% to 153%	18%/19%	3% to 129%	14%/7%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs September 2021 Form 10-Q	22

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

23	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Total level 3 derivatives, net
Beginning balance	$ 567	$3,060	$ 1,175	$ 25
Net realized gains/(losses)	(33)	(8)	73	142
Net unrealized gains/(losses)	453	(315)	34	1,465
Purchases	92	93	439	345
Sales	(366)	(288)	(1,058)	181
Settlements	(264)	(189)	99	182
Transfers into level 3	(112)	–	(79)	(74)
Transfers out of level 3	312	(199)	(34)	(112)
Ending balance	$ 649	$2,154	$ 649	$2,154
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Interest rates, net
Beginning balance	$ 308	$ 311	$ 267	$ 89
Net realized gains/(losses)	(60)	3	(11)	12
Net unrealized gains/(losses)	(56)	54	38	201
Purchases	–	11	67	18
Sales	(24)	1	(72)	(15)
Settlements	101	(59)	23	(40)
Transfers into level 3	(20)	(53)	(1)	(14)
Transfers out of level 3	(2)	(13)	(64)	4
Ending balance	$ 247	$ 255	$ 247	$ 255
Credit, net
Beginning balance	$ 1,750	$2,327	$ 1,778	$ 1,877
Net realized gains/(losses)	(22)	(1)	(33)	6
Net unrealized gains/(losses)	11	(124)	129	175
Purchases	18	16	62	35
Sales	(35)	(8)	(62)	(23)
Settlements	(22)	(189)	(9)	(38)
Transfers into level 3	15	26	(60)	4
Transfers out of level 3	4	(61)	(86)	(50)
Ending balance	$ 1,719	$1,986	$ 1,719	$ 1,986
Currencies, net
Beginning balance	$ (234)	$ (94)	$ (338)	$ (211)
Net realized gains/(losses)	9	18	(29)	8
Net unrealized gains/(losses)	43	(143)	(7)	(118)
Purchases	1	5	41	5
Sales	(5)	(12)	(12)	(7)
Settlements	36	(34)	235	77
Transfers into level 3	(4)	(1)	(20)	(2)
Transfers out of level 3	35	6	11	(7)
Ending balance	$ (119)	$ (255)	$ (119)	$ (255)
Commodities, net
Beginning balance	$ 266	$ 331	$ 300	$ 247
Net realized gains/(losses)	(23)	16	(76)	65
Net unrealized gains/(losses)	196	(84)	348	38
Purchases	16	1	38	2
Sales	(4)	(7)	(34)	(20)
Settlements	6	(20)	(56)	(64)
Transfers into level 3	25	(12)	16	(24)
Transfers out of level 3	31	(30)	(23)	(49)
Ending balance	$ 513	$ 195	$ 513	$ 195
Equities, net
Beginning balance	$(1,523)	$ 185	$ (832)	$(1,977)
Net realized gains/(losses)	63	(44)	222	51
Net unrealized gains/(losses)	259	(18)	(474)	1,169
Purchases	57	60	231	285
Sales	(298)	(262)	(878)	246
Settlements	(385)	113	(94)	247
Transfers into level 3	(128)	40	(14)	(38)
Transfers out of level 3	244	(101)	128	(10)
Ending balance	$(1,711)	$ (27)	$(1,711)	$ (27)
Level 3 Rollforward Commentary
Three Months Ended September 2021.
The net realized and unrealized gains on level 3 derivatives of $420 million (reflecting $33 million of net realized losses and $453 million of net unrealized gains) for the three months ended September 2021 included gains of $405 million reported in market making and $15 million reported in other principal transactions.

Goldman Sachs September 2021 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized gains on level 3 derivatives for the three months ended September 2021 were primarily attributable to gains on certain equity derivatives (primarily reflecting the impact of changes in equity prices) and gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices).
Transfers into level 3 derivatives during the three months ended September 2021 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the three months ended September 2021 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives).
Nine Months Ended September 2021.
The net realized and unrealized gains on level 3 derivatives of $107 million (reflecting $73 million of net realized gains and $34 million of net unrealized gains) for the nine months ended September 2021 included gains of $62 million reported in market making and $45 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the nine months ended September 2021 were primarily attributable to gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices) and gains on certain credit derivatives (primarily reflecting the impact of changes in foreign exchange rates), partially offset by losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices).
The drivers of transfers into level 3 derivatives during the nine months ended September 2021 were not material.
Transfers out of level 3 derivatives during the nine months ended September 2021 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives), partially offset by transfers of certain credit derivative assets to level 2 (principally due to certain unobservable credit spread inputs no longer being significant to the valuation of these derivatives).
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
The drivers of both transfers into level 3 derivatives and out of level 3 derivatives during the nine months ended September 2020 were not material.

25	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2021
Assets
Interest rates	$ 6,226	$12,817	$60,548	$ 79,591
Credit	1,779	2,253	3,298	7,330
Currencies	13,252	6,038	6,822	26,112
Commodities	12,428	9,757	1,107	23,292
Equities	10,156	6,449	2,790	19,395
Counterparty netting in tenors	(2,824)	(2,854)	(2,789)	(8,467)
Subtotal	$41,017	$34,460	$71,776	$147,253
Cross-tenor counterparty netting				(17,888)
Cash collateral netting				(64,165)
Total OTC derivative assets				$ 65,200
Liabilities
Interest rates	$ 4,705	$10,129	$36,542	$ 51,376
Credit	1,758	2,573	2,303	6,634
Currencies	11,988	5,898	4,999	22,885
Commodities	7,996	6,465	2,835	17,296
Equities	10,555	13,658	3,348	27,561
Counterparty netting in tenors	(2,824)	(2,854)	(2,789)	(8,467)
Subtotal	$34,178	$35,869	$47,238	$117,285
Cross-tenor counterparty netting				(17,888)
Cash collateral netting				(52,555)
Total OTC derivative liabilities				$ 46,842
As of December 2020
Assets
Interest rates	$ 8,913	$20,145	$74,893	$103,951
Credit	822	3,270	3,302	7,394
Currencies	13,887	7,400	9,303	30,590
Commodities	2,998	1,466	488	4,952
Equities	12,182	12,590	1,807	26,579
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,839	$40,413	$86,611	$161,863
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(76,042)
Total OTC derivative assets				$ 64,850
Liabilities
Interest rates	$ 5,687	$11,967	$49,301	$ 66,955
Credit	1,268	3,462	2,177	6,907
Currencies	18,770	7,575	5,775	32,120
Commodities	3,455	1,545	4,315	9,315
Equities	9,702	14,095	3,986	27,783
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,919	$34,186	$62,372	$131,477
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(59,169)
Total OTC derivative liabilities				$ 51,337
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs September 2021 Form 10-Q	26

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
As of September 2021, written credit derivatives had a total gross notional amount of $564.94 billion and purchased credit derivatives had a total gross notional amount of $612.88 billion, for total net notional purchased protection of $47.94 billion. As of December 2020, written credit derivatives had a total gross notional amount of $515.85 billion and purchased credit derivatives had a total gross notional amount of $558.18 billion, for total net notional purchased protection of $42.33 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$105,584	$10,289	$ 807	$ 4,042	$120,722
1 – 5 years	332,858	24,819	4,838	3,563	366,078
Greater than 5 years	68,202	6,816	2,504	613	78,135
Total	$506,644	$41,924	$8,149	$ 8,218	$564,935
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$440,512	$28,582	$6,350	$ 6,376	$481,820
Other	$108,898	$19,072	$2,218	$ 870	$131,058
Fair Value of Written Credit Derivatives
Asset	$ 10,165	$ 1,430	$ 295	$ 228	$ 12,118
Liability	894	991	597	1,608	4,090
Net asset/(liability)	$ 9,271	$ 439	$ (302)	$(1,380)	$ 8,028
As of December 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 96,049	$ 5,826	$ 450	$ 2,403	$104,728
1 – 5 years	331,145	17,913	8,801	4,932	362,791
Greater than 5 years	44,132	3,839	272	88	48,331
Total	$471,326	$27,578	$9,523	$ 7,423	$515,850
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$407,315	$19,822	$8,679	$ 7,091	$442,907
Other	$103,604	$ 7,272	$3,619	$776	$115,271
Fair Value of Written Credit Derivatives
Asset	$ 10,302	$ 638	$ 256	$ 118	$ 11,314
Liability	1,112	1,119	387	2,001	4,619
Net asset/(liability)	$ 9,190	$ (481)	$ (131)	$ (1,883)	$ 6,695
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

27	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Impact of Credit and Funding Spreads on Derivatives
The firm realizes gains or losses on its derivative contracts. These gains or losses include credit valuation adjustments (CVA) relating to uncollateralized derivative assets and liabilities, which represent the gains or losses (including hedges) attributable to the impact of changes in credit exposure, counterparty credit spreads, liability funding spreads (which include the firm’s own credit), probability of default and assumed recovery. These gains or losses also include funding valuation adjustments (FVA) relating to uncollateralized derivative assets, which represent the gains or losses (including hedges) attributable to the impact of changes in expected funding exposures and funding spreads.
The table below presents information about CVA and FVA.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
CVA, net of hedges	$49	$103	$(14)	$ 52
FVA, net of hedges	17	101	54	(78)
Total	$66	$204	$ 40	$(26)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	September 2021	December 2020
Fair value of assets	$ 881	$ 1,450
Fair value of liabilities	(1,389)	(1,220)
Net asset/(liability)	$ (508)	$ 230
Notional amount	$11,765	$12,548
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	September 2021	December 2020
Net derivative liabilities under bilateral agreements	$36,431	$43,368
Collateral posted	$30,647	$35,296
Additional collateral or termination payments:
One-notch downgrade	$ 331	$ 481
Two-notch downgrade	$ 1,353	$ 1,388
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
Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate (SOFR) or Overnight Index Swap Rate), effectively converting a substantial portion of fixed-rate obligations into floating-rate obligations.
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

Goldman Sachs September 2021 Form 10-Q	28

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

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Interest rate hedges	$(1,528)	$(1,111)	$(5,459)	$ 5,829
Hedged borrowings and deposits	$ 1,365	$ 916	$ 4,991	$(6,327)
Interest expense	$ 1,553	$ 1,848	$ 4,435	$ 7,375
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2021
Deposits	$ 15,266	$ 387
Unsecured short-term borrowings	$ 3,221	$ 10
Unsecured long-term borrowings	$136,905	$ 7,062
As of December 2020
Deposits	$ 17,303	$ 649
Unsecured short-term borrowings	$ 5,976	$ 53
Unsecured long-term borrowings	$115,242	$11,624
In the table above, cumulative hedging adjustment included $6.27 billion as of September 2021 and $6.34 billion as of December 2020 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $147 million as of September 2021 and $489 million as of December 2020 and substantially all were related to unsecured long-term borrowings.
The firm designates foreign exchange forward contracts as fair value hedges of the foreign exchange risk of
non-U.S.
government securities classified as
available-for-sale.
See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The losses on the hedges (relating to both spot and forward points) and the foreign exchange gains on the related available-for-sale
securities were included in market making and were not material for both the three and nine months ended September 2021 and September 2020.
During the second quarter of 2021, the firm designated commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of September 2021, the carrying value of such commodities was $1.00 billion and the amortized cost was $1.04 billion. Changes in spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of September 2021 and the related gains/(losses) were not material for both the three and nine months ended September 2021.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Hedges:
Foreign currency forward contract	$373	$(255)	$600	$ 387
Foreign currency-denominated debt	$ 31	$(102)	$290	$(132)

29	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gains or losses on individual net investments in
non-U.S.
operations are reclassified to earnings from accumulated other comprehensive income/(loss) when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three and nine months ended September 2021. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for the three months ended September 2020, and were $61 million (reflecting a gain of $215 million related to hedges and a loss of $154 million on the related net investments in
non-U.S.
operations) for the nine months ended September 2020.
The firm had designated $3.68 billion as of September 2021 and $4.97 billion as of December 2020 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of

$ in millions	September 2021	December 2020
Equity securities, at fair value	$19,339	$19,781
Debt instruments, at fair value	17,045	16,981
Available-for-sale securities, at fair value	44,585	46,016
Investments, at fair value	80,969	82,778
Held-to-maturity securities	5,205	5,301
Equity method investments	534	366
Total investments	$86,708	$88,445
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in the consolidated statements of earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	September 2021	December 2020
Equity securities, at fair value	$19,339	$19,781
Equity Type
Public equity	21%	15%
Private equity	79%	85%
Total	100%	100%
Asset Class
Corporate	80%	83%
Real estate	20%	17%
Total	100%	100%
In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.42 billion as of September 2021 and $7.14 billion as of December 2020. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $177 million for the three months ended September 2021, $101 million for the three months ended September 2020, $1.81 billion for the nine months ended September 2021 and $277 million for the nine months ended September 2020. These gains are included in other principal transactions.

•	Equity securities, at fair value included $2.37 billion as of September 2021 and $2.35 billion as of December 2020 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	September 2021	December 2020
Corporate debt securities	$10,725	$10,991
Securities backed by real estate	2,182	1,940
Money market instruments	2,109	2,185
Other	2,029	1,865
Total	$17,045	$16,981
In the table above:

•	Money market instruments primarily includes time deposits and investments in money market funds.

•	Other included $1.55 billion as of September 2021 and $1.31 billion as of December 2020 of investments in credit funds that are measured at NAV.

Goldman Sachs September 2021 Form 10-Q	30

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
Private equity and hedge funds described above are primarily “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Substantially all of the credit and real estate funds described above are not covered funds. The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, such covered funds. As of September 2021, the firm’s total investments in funds at NAV of $3.92 billion included $1.63 billion of investments that were in covered funds.
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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2021
Private equity funds	$2,001	$ 626
Credit funds	1,547	743
Hedge funds	84	–
Real estate funds	285	204
Total	$3,917	$1,573
As of December 2020
Private equity funds	$2,042	$ 557
Credit funds	1,312	680
Hedge funds	102	–
Real estate funds	208	213
Total	$3,664	$1,450

31	Goldman Sachs September 2021 Form 10-Q

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
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2021
Less than 1 year	$ 25	$ 25	0.03%
1 year to 5 years	37,056	36,946	0.47%
5 years to 10 years	5,339	5,270	0.92%
Total U.S. government obligations	42,420	42,241	0.53%
5 years to 10 years	2,431	2,344	0.25%
Total non-U.S. government obligations	2,431	2,344	0.25%
Total available-for-sale securities	$44,851	$44,585	0.51%
As of December 2020
Less than 1 year	$ 25	$ 25	0.08%
1 year to 5 years	35,831	36,158	0.70%
5 years to 10 years	7,454	7,732	1.19%
Total U.S. government obligations	43,310	43,915	0.78%
5 years to 10 years	1,739	1,744	0.10%
Greater than 10 years	353	357	0.74%
Total non-U.S. government obligations	2,092	2,101	0.21%
Total available-for-sale securities	$45,402	$46,016	0.76%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both September 2021 and December 2020.

•
The firm sold
available-for-sale
securities of $11.47 billion (realized gains of $54 million) during the three months ended September 2021 and $24.89 billion (realized gains of $187 million) during the nine months ended September 2021. There were no sales of available-for-sale securities during the three months ended September 2020 and the firm sold $3.49 billion (realized gains of $319 million) during the nine months ended September 2020. Such gains were included in the consolidated statements of earnings.

•
T
he gross unrealized gains included in accumulated other comprehensive income/(loss) were $166 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $432 million as of September 2021 and primarily related to U.S. government obligations in a continuous unrealized loss position for less than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $631 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of December 2020.

•
Available-for-sale
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, severity of the unrealized losses, and the intent and ability to hold the security until recovery. The firm did not record any provision for credit losses on such securities during either the three or nine months ended September 2021 or September 2020.

Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2021
Government and agency obligations:
U.S.	$42,241	$ –	$ –	$42,241
Non-U.S.	2,346	48	–	2,394
Corporate debt securities	65	6,383	4,277	10,725
Securities backed by real estate	–	1,094	1,088	2,182
Money market instruments	787	1,322	–	2,109
Other debt obligations	–	45	387	432
Equity securities	941	8,101	7,927	16,969
Subtotal	$46,380	$16,993	$13,679	$77,052
Investments in funds at NAV				3,917
Total investments				$80,969
As of December 2020
Government and agency obligations:
U.S.	$43,915	$ –	$ –	$43,915
Non-U.S.	2,109	48	–	2,157
Corporate debt securities	70	5,635	5,286	10,991
Securities backed by real estate	–	942	998	1,940
Money market instruments	781	1,404	–	2,185
Other debt obligations	–	–	497	497
Equity securities	517	7,270	9,642	17,429
Subtotal	$47,392	$15,299	$16,423	$79,114
Investments in funds at NAV				3,664
Total investments				$82,778
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs September 2021 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of September 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,277		$5,286
Yield	6.9% to 14.6%	9.8%	4.5% to 19.5%	10.2%
Recovery rate	9.1% to 76.0%	56.8%	10.0% to 70.0%	50.7%
Duration (years)	3.0 to 9.4	4.6	3.0 to 7.7	4.2
Multiples	0.5x to 36.1x	8.2x	0.6x to 29.3x	6.9x
Securities backed by real estate
Level 3 assets	$1,088		$998
Yield	8.3% to 20.3%	13.5%	8.2% to 52.4%	17.5%
Recovery rate	56.8% to 69.0%	59.9%	21.6% to 57.8%	33.7%
Duration (years)	0.4 to 2.8	1.4	0.4 to 3.6	2.7
Other debt obligations
Level 3 assets	$387		$497
Yield	2.2% to 10.1%	2.9%	1.7% to 6.2%	3.5%
Duration (years)	1.2 to 6.3	4.3	0.2 to 10.3	6.4
Equity securities
Level 3 assets	$7,927		$9,642
Multiples	0.4x to 23.2x	10.8x	0.6x to 27.9x	9.0x
Discount rate/yield	4.8% to 54.2%	15.9%	4.0% to 38.5%	13.5%
Capitalization rate	4.2% to 14.0%	6.3%	3.7% to 14.1%	6.3%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2021 and December 2020. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

•
C
orporate debt securities, securities backed by real estate and other debt obligations are valued using discounted cash flows, and equity securities are valued using market comparables and discounted cash flows.

•
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparables and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Beginning balance	$16,332	$17,916	$16,423	$15,282
Net realized gains/(losses)	78	128	184	238
Net unrealized gains/(losses)	155	534	1,244	(808)
Purchases	496	405	1,467	1,250
Sales	(478)	(269)	(1,070)	(1,379)
Settlements	(831)	(686)	(2,421)	(1,180)
Transfers into level 3	806	230	1,843	5,373
Transfers out of level 3	(2,879)	(984)	(3,991)	(1,502)
Ending balance	$13,679	$17,274	$13,679	$17,274
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

33	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

T
he table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Corporate debt securities
Beginning balance	$ 4,958	$ 6,572	$ 5,286	$ 3,465
Net realized gains/(losses)	33	48	150	115
Net unrealized gains/(losses)	47	142	302	(263)
Purchases	101	137	374	401
Sales	(204)	(22)	(383)	(215)
Settlements	(601)	(386)	(1,254)	(553)
Transfers into level 3	529	121	1,120	3,234
Transfers out of level 3	(586)	(761)	(1,318)	(333)
Ending balance	$ 4,277	$ 5,851	$ 4,277	$ 5,851
Securities backed by real estate
Beginning balance	$ 1,117	$ 880	$ 998	$ 595
Net realized gains/(losses)	12	12	29	32
Net unrealized gains/(losses)	(11)	16	25	(97)
Purchases	14	35	212	124
Sales	(19)	–	(43)	–
Settlements	(51)	(11)	(247)	(43)
Transfers into level 3	26	–	114	323
Transfers out of level 3	–	(2)	–	(4)
Ending balance	$ 1,088	$ 930	$ 1,088	$ 930
Other debt obligations
Beginning balance	$ 502	$ 429	$ 497	$ 319
Net realized gains/(losses)	4	4	9	10
Net unrealized gains/(losses)	1	3	1	–
Purchases	10	27	32	45
Sales	(1)	(2)	(3)	(4)
Settlements	(33)	(6)	(54)	(9)
Transfers into level 3	–	–	–	94
Transfers out of level 3	(96)	–	(95)	–
Ending balance	$ 387	$ 455	$ 387	$ 455
Equity securities
Beginning balance	$ 9,755	$10,035	$ 9,642	$10,903
Net realized gains/(losses)	29	64	(4)	81
Net unrealized gains/(losses)	118	373	916	(448)
Purchases	371	206	849	680
Sales	(254)	(245)	(641)	(1,160)
Settlements	(146)	(283)	(866)	(575)
Transfers into level 3	251	109	609	1,722
Transfers out of level 3	(2,197)	(221)	(2,578)	(1,165)
Ending balance	$ 7,927	$10,038	$ 7,927	$10,038
Level 3 Rollforward Commentary
Three Months Ended September 2021.
The net realized and unrealized gains on level 3 investments of $233 million (reflecting $78 million of net realized gains and $155 million of net unrealized gains) for the three months ended September 2021 included gains of $183 million reported in other principal transactions and $50 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended September 2021 primarily reflected gains on certain private equity securities (principally driven by corporate performance and company-specific events).
T
ransfers into level 3 investments during the three months ended September 2021 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended September 2021 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and increased price transparency as a result of market evidence, including market transactions in these instruments).
Nine Months Ended September 2021.
The net realized and unrealized gains on level 3 investments of $1.43 billion (reflecting $184 million of net realized gains and $1.24 billion of net unrealized gains) for the nine months ended September 2021 included gains of $1.29 billion reported in other principal transactions and $135 million reported in interest income.
The net unrealized gains on level 3 investments for the nine months ended September 2021 primarily reflected gains on certain private equity securities and corporate debt securities (in each case, principally driven by corporate performance and company-specific events).
Transfers into level 3 investments during the nine months ended September 2021 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield and duration inputs becoming significant to the valuation of these instruments) and transfers of certain private equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the nine months ended September 2021 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and increased price transparency as a result of market evidence, including market transactions of these instruments).

Goldman Sachs September 2021 Form 10-Q	34

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
The net unrealized gains on level 3 investments for the three months ended September 2020 primarily reflected gains on certain private equity securities and corporate debt securities (in each case, principally driven by corporate performance).
Transfers into level 3 investments during the three months ended September 2020 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during the three months ended September 2020 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments) and certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Nine Months Ended September 2020.
The net realized and unrealized losses on level 3 investments of $570 million (reflecting $238 million of net realized gains and $808 million of net unrealized losses) for the nine months ended September 2020 included gains/(losses) of $(737) million reported in other principal transactions and $167 million reported in interest income.
The net unrealized losses on level 3 investments for the nine months ended September 2020 primarily reflected losses on certain private equity securities and corporate debt securities (in each case, principally driven by corporate performance).
Transfers into level 3 investments during the nine months ended September 2020 primarily reflected transfers of certain corporate debt securities and private equity securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer transactions in these instruments).
Transfers out of level 3 investments during the nine months ended September 2020 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments).
H
eld-to-Maturity
Securities
Held-to-maturity
securities are accounted for at amortized cost.
The table below presents information about
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2021
Less than 1 year	$ 504	$ 507	2.55%
1 year to 5 years	4,038	4,242	2.30%
Total U.S. government obligations	4,542	4,749	2.33%
5 years to 10 years	3	3	2.64%
Greater than 10 years	660	686	1.00%
Total securities backed by real estate	663	689	1.02%
Total held-to-maturity securities	$5,205	$5,438	2.16%
As of December 2020
Less than 1 year	$ 501	$ 513	2.53%
1 year to 5 years	2,529	2,695	2.34%
5 years to 10 years	1,531	1,675	2.25%
Total U.S. government obligations	4,561	4,883	2.33%
5 years to 10 years	4	3	2.56%
Greater than 10 years	736	751	1.08%
Total securities backed by real estate	740	754	1.08%
Total held-to-maturity securities	$5,301	$5,637	2.15%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both September 2021 and December 2020.

•	The gross unrealized gains were $233 million as of September 2021 and $340 million as of December 2020. The gross unrealized losses were not material as of both September 2021 and December 2020.

•
Held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or nine months ended September 2021 or September 2020.

35	Goldman Sachs September 2021 Form 10-Q

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of September 2021
Loan Type
Corporate	$ 48,943	$ 3,020	$2,144	$ 54,107
Wealth management	35,159	6,616	–	41,775
Commercial real estate	17,892	1,655	2,160	21,707
Residential real estate	12,356	351	652	13,359
Consumer:
Installment	3,449	–	–	3,449
Credit cards	6,251	–	–	6,251
Other	5,308	462	538	6,308
Total loans, gross	129,358	12,104	5,494	146,956
Allowance for loan losses	(3,332)	–	–	(3,332)
Total loans	$126,026	$12,104	$5,494	$143,624
As of December 2020
Loan Type
Corporate	$ 44,778	$ 2,751	$1,130	$ 48,659
Wealth management	25,151	7,872	–	33,023
Commercial real estate	17,096	1,961	1,233	20,290
Residential real estate	5,236	494	20	5,750
Consumer:
Installment	3,823	–	–	3,823
Credit cards	4,270	–	–	4,270
Other	3,211	547	416	4,174
Total loans, gross	103,565	13,625	2,799	119,989
Allowance for loan losses	(3,874)	–	–	(3,874)
Total loans	$ 99,691	$13,625	$2,799	$116,115
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

•
Commercial Real Estate.
Commercial real estate loans includes originated loans (other than those extended to private bank clients) that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans also includes loans extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate. In addition, commercial real estate includes loans purchased by the firm.

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

Goldman Sachs September 2021 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
As of September 2021
Accounting Method
Amortized cost	$47,429	$67,434	$14,495	$129,358
Fair value	2,502	5,279	4,323	12,104
Held for sale	1,151	4,163	180	5,494
Total	$51,082	$76,876	$18,998	$146,956
Loan Type
Corporate	$14,048	$39,809	$ 250	$ 54,107
Wealth management	29,631	5,595	6,549	41,775
Real estate:
Commercial	3,463	17,903	341	21,707
Residential	1,247	11,051	1,061	13,359
Consumer:
Installment	–	–	3,449	3,449
Credit cards	–	–	6,251	6,251
Other	2,693	2,518	1,097	6,308
Total	$51,082	$76,876	$18,998	$146,956
Secured	87%	92%	42%	84%
Unsecured	13%	8%	58%	16%
Total	100%	100%	100%	100%
As of December 2020
Accounting Method
Amortized cost	$33,532	$58,250	$11,783	$103,565
Fair value	2,084	5,925	5,616	13,625
Held for sale	224	2,152	423	2,799
Total	$35,840	$66,327	$17,822	$119,989
Loan Type
Corporate	$ 9,478	$38,704	$ 477	$ 48,659
Wealth management	22,098	5,331	5,594	33,023
Real estate:
Commercial	1,792	17,480	1,018	20,290
Residential	636	3,852	1,262	5,750
Consumer:
Installment	–	–	3,823	3,823
Credit cards	–	–	4,270	4,270
Other	1,836	960	1,378	4,174
Total	$35,840	$66,327	$17,822	$119,989
Secured	83%	90%	46%	82%
Unsecured	17%	10%	54%	18%
Total	100%	100%	100%	100%
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

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 89% of loans as of September 2021 and 85% of loans as of December 2020 that were rated pass/non-criticized.

37	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Vintage.
The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of September 2021

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$ 2,910	$ 8,217	$ –	$ 11,127
2020	2,241	5,263	19	7,523
2019	458	4,377	–	4,835
2018	1,853	2,965	–	4,818
2017	755	2,029	–	2,784
2016 or earlier	258	2,157	–	2,415
Revolving	4,127	11,249	65	15,441
Corporate	12,602	36,257	84	48,943
2021	967	618	875	2,460
2020	537	248	–	785
2019	636	400	–	1,036
2018	320	106	–	426
2017	369	31	–	400
2016 or earlier	578	247	–	825
Revolving	24,796	2,273	2,158	29,227
Wealth management	28,203	3,923	3,033	35,159
2021	329	2,715	33	3,077
2020	322	2,194	–	2,516
2019	72	1,460	–	1,532
2018	212	1,055	–	1,267
2017	453	740	–	1,193
2016 or earlier	419	741	17	1,177
Revolving	1,096	6,034	–	7,130
Commercial real estate	2,903	14,939	50	17,892
2021	381	43	191	615
2020	287	274	110	671
2019	–	3	205	208
2018	–	93	177	270
2017	8	53	127	188
2016 or earlier	–	1	58	59
Revolving	435	9,910	–	10,345
Residential real estate	1,111	10,377	868	12,356
2021	104	428	246	778
2020	–	75	400	475
2019	–	31	21	52
2018	–	33	–	33
2017	–	6	9	15
Revolving	2,506	1,365	84	3,955
Other	2,610	1,938	760	5,308
Total	$ 47,429	$ 67,434	$ 4,795	$ 119,658
Percentage of total	40%	56%	4%	100%

	As of December 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2020	$ 1,978	$ 7,545	$ 140	$ 9,663
2019	889	6,106	–	6,995
2018	2,076	3,555	–	5,631
2017	851	3,083	–	3,934
2016	268	1,262	–	1,530
2015 or earlier	351	2,073	–	2,424
Revolving	2,662	11,891	48	14,601
Corporate	9,075	35,515	188	44,778
2020	497	313	–	810
2019	723	403	–	1,126
2018	298	87	–	385
2017	377	30	–	407
2016	22	20	–	42
2015 or earlier	531	264	–	795
Revolving	18,077	2,085	1,424	21,586
Wealth management	20,525	3,202	1,424	25,151
2020	848	3,071	55	3,974
2019	76	1,965	–	2,041
2018	137	2,164	25	2,326
2017	26	1,734	12	1,772
2016	–	165	9	174
2015 or earlier	–	775	526	1,301
Revolving	461	5,047	–	5,508
Commercial real estate	1,548	14,921	627	17,096
2020	402	976	115	1,493
2019	–	90	271	361
2018	–	123	249	372
2017	9	83	152	244
2016	–	1	–	1
2015 or earlier	–	–	70	70
Revolving	225	2,470	–	2,695
Residential real estate	636	3,743	857	5,236
2020	242	84	466	792
2019	–	67	29	96
2018	–	46	–	46
2017	–	8	–	8
Revolving	1,506	664	99	2,269
Other	1,748	869	594	3,211
Total	$33,532	$58,250	$3,690	$95,472
Percentage of total	35%	61%	4%	100%
In the tables above, revolving loans which converted to term loans were not material as of both September 2021 and December 2020.

Goldman Sachs September 2021 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of September 2021
2021	$1,380	$ 19	$1,399
2020	816	40	856
2019	658	74	732
2018	347	56	403
2017	47	10	57
2016	2	–	2
Installment	3,250	199	3,449
Credit cards	4,665	1,586	6,251
Total	$7,915	$1,785	$9,700
Percentage of total:
Installment	94%	6%	100%
Credit cards	75%	25%	100%
Total	82%	18%	100%
As of December 2020
2020	$1,321	$ 38	$1,359
2019	1,225	132	1,357
2018	792	150	942
2017	128	30	158
2016	6	1	7
Installment	3,472	351	3,823
Credit cards	3,398	872	4,270
Total	$6,870	$1,223	$8,093
Percentage of total:
Installment	91%	9%	100%
Credit cards	80%	20%	100%
Total	85%	15%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of September 2021
Corporate	$ 54,107	56%	36%	8%	100%
Wealth management	41,775	86%	11%	3%	100%
Commercial real estate	21,707	75%	19%	6%	100%
Residential real estate	13,359	92%	5%	3%	100%
Consumer:
Installment	3,449	100%	–	–	100%
Credit cards	6,251	100%	–	–	100%
Other	6,308	88%	10%	2%	100%
Total	$146,956	75%	20%	5%	100%
As of December 2020
Corporate	$ 48,659	60%	31%	9%	100%
Wealth management	33,023	88%	10%	2%	100%
Commercial real estate	20,290	71%	19%	10%	100%
Residential real estate	5,750	88%	9%	3%	100%
Consumer:
Installment	3,823	100%	–	–	100%
Credit cards	4,270	100%	–	–	100%
Other	4,174	81%	17%	2%	100%
Total	$119,989	75%	19%	6%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of September 2021 were 20% for technology, media & telecommunications (17% as of December 2020), 19% for funds (13% as of December 2020), 15% for diversified industrials (17% as of December 2020), 8% for natural resources & utilities (12% as of December 2020), and 8% for financial institutions (10% as of December 2020).

Nonaccrual and Past Due Loans.
Loans accounted for at amortized cost (other than credit card loans) are placed on nonaccrual status when it is probable that the firm will not collect all principal and interest due under the contractual terms, regardless of the delinquency status or if a loan is past due for 90 days or more, unless the loan is both well collateralized and in the process of collection. At that time, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms. Credit card loans are not placed on nonaccrual status and accrue interest until the loan is paid in full or is charged off.
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
The firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security Act, as amended, and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. Loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance were $219 million as of September 2021 and were $184 million as of December 2020.

39	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of September 2021
Corporate	$ –	$121	$121
Wealth management	4	46	50
Commercial real estate	33	101	134
Residential real estate	1	5	6
Consumer:
Installment	20	8	28
Credit cards	66	52	118
Other	17	9	26
Total	$141	$342	$483
Total divided by gross loans at amortized cost			0.4%
As of December 2020
Corporate	$ –	$294	$294
Wealth management	58	34	92
Commercial real estate	49	183	232
Residential real estate	4	23	27
Consumer:
Installment	42	16	58
Credit cards	46	31	77
Other	20	4	24
Total	$219	$585	$804
Total divided by gross loans at amortized cost			0.8%
The table below presents information about nonaccrual loans.

	As of

$ in millions	September 2021	December 2020
Corporate	$1,739	$2,651
Wealth management	39	61
Commercial real estate	874	649
Residential real estate	12	25
Installment	45	44
Other	–	122
Total	$2,709	$3,552
Total divided by gross loans at amortized cost	2.1%	3.4%
In the table above:

•	Nonaccrual loans included $237 million as of September 2021 and $533 million as of December 2020 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both September 2021 and December 2020.

•
Nonaccrual loans included $307 million as of September 2021 and $315 million as of December 2020 of corporate and commercial real estate loans that were modified in a TDR. The firm’s lending commitments related to these loans were not material as of both September 2021 and December 2020. Installment loans that were modified in a TDR were not material as of both September 2021 and December 2020.

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

Goldman Sachs September 2021 Form 10-Q	40

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	September 2021		December 2020

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 48,943	$150,464	$ 44,778	$127,756
Wealth management	35,159	4,014	25,151	2,314
Commercial real estate	17,892	4,183	17,096	4,154
Residential real estate	12,356	2,785	5,236	1,804
Other	5,308	5,183	3,211	4,841
Consumer
Installment	3,449	11	3,823	4
Credit cards	6,251	31,718	4,270	21,640
Total	$129,358	$198,358	$103,565	$162,513
In the table above:

•
Wholesale loans included $2.66 billion as of September 2021 and $3.51 billion as of December 2020 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $575 million as of September 2021 and $649 million as of December 2020. These loans included $161 million as of September 2021 and $584 million as of December 2020 of loans which did not require a reserve as the loan was deemed to be recoverable.

•
Credit card lending commitments included $29.79 billion as of September 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card lending commitments also included approximately $2.0 billion as of September 2021 related to a commitment to acquire the General Motors co-branded
credit card portfolio.

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
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans or loans in a TDR, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate, the observable market price of the loan or the fair value of the collateral.
Wholesale loans are charged off against the allowance for loan losses when deemed to be uncollectible.
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
The allowance for credit losses for consumer loans that do not share similar risk characteristics, such as loans in a TDR, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate.

41	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended September 2021
Allowance for loan losses
Beginning balance	$2,173	$1,098	$3,271
Net (charge-offs)/recoveries	(40)	(36)	(76)
Provision	25	139	164
Other	(27)	–	(27)
Ending balance	$2,131	$1,201	$3,332
Allowance ratio	1.8%	12.4%	2.6%
Net charge-off ratio	0.1%	1.6%	0.2%
Allowance for losses on lending commitments
Beginning balance	$ 636	$ 186	$ 822
Provision	13	(2)	11
Ending balance	$ 649	$ 184	$ 833
Three Months Ended September 2020
Allowance for loan losses
Beginning balance	$2,757	$1,144	$3,901
Net (charge-offs)/recoveries	(277)	(63)	(340)
Provision	102	51	153
Ending balance	$2,582	$1,132	$3,714
Allowance ratio	2.8%	16.1%	3.7%
Net charge-off ratio	1.2%	3.7%	1.3%
Allowance for losses on lending commitments
Beginning balance	$ 490	$ –	$ 490
Provision	125	–	125
Ending balance	$ 615	$ –	$ 615
Nine Months Ended September 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net (charge-offs)/recoveries	(49)	(153)	(202)
Provision	(345)	64	(281)
Other	(59)	–	(59)
Ending balance	$2,131	$1,201	$3,332
Allowance ratio	1.8%	12.4%	2.6%
Net charge-off ratio	0.1%	2.4%	0.2%
Allowance for losses on lending commitments
Beginning balance	$ 557	$ –	$ 557
Provision	110	184	294
Other	(18)	–	(18)
Ending balance	$ 649	$ 184	$ 833
Nine Months Ended September 2020
Allowance for loan losses
Beginning balance	$1,331	$ 837	$2,168
Net (charge-offs)/recoveries	(501)	(230)	(731)
Provision	1,977	525	2,502
Other	(225)	–	(225)
Ending balance	$2,582	$1,132	$3,714
Allowance ratio	2.8%	16.1%	3.7%
Net charge-off ratio	0.7%	4.5%	1.0%
Allowance for losses on lending commitments
Beginning balance	$ 313	$ –	$ 313
Provision	302	–	302
Ending balance	$ 615	$ –	$ 615
In the table above:

•	Other represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

•
The beginning balance for the allowance for loan losses and allowance for losses on lending commitments for the nine months ended September 2020 reflects the cumulative effect of measuring the allowance under the CECL standard as of January 1, 2020. The cumulative effect was an increase in the allowance for credit losses of $679 million, which consisted of (i) an increase in the allowance for loan losses of $727 million (an increase in the allowance for wholesale loans of $452 million, an increase in the allowance for consumer loans of $444 million and a decrease in the allowance for PCI loans of $169 million) and (ii) a decrease in the allowance for lending commitments of $48 million.

As of December 2020, the allowance ratio was 2.7% for wholesale, 15.9% for consumer and 3.7% for total loans. The net charge-off
ratio for the year ended December 2020 was 0.6% for wholesale, 4.2% for consumer and 0.9% for total loans.
Allowance for Credit Losses Rollforward Commentary
Three Months Ended September 2021.
The allowance for credit losses increased by $72 million during the three months ended September 2021.
The provision for credit losses reflected growth in the firm’s lending portfolios, primarily in consumer loans related to credit cards, partially offset by reserve reduction driven by improved broader economic conditions.
Net (charge-offs)/recoveries for the three months ended September 2021 for wholesale loans were primarily related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
Nine Months Ended September 2021.
The allowance for credit losses decreased by $266 million during the nine months ended September 2021.

Goldman Sachs September 2021 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The provision for credit losses reflected growth in the firm’s wholesale and consumer lending portfolios
, including a provision for credit losses of approximately $185 million relating to the pending acquisition of the General Motors co-branded credit card portfolio, partially offset by reserve reduction driven by improved broader economic conditions.
Net (charge-offs)/recoveries for the nine months ended September 2021 for wholesale loans were primarily related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
Forecast model inputs as of September 2021.
When modeling expected credit losses, the firm employs a weighted, multivariate forecast, which includes baseline, adverse and favorable economic scenarios. As of September 2021, the forecasted economic scenarios were most heavily weighted towards the baseline and adverse scenarios. The forecast model incorporated adjustments to reflect the impact of the coronavirus
(COVID-19)
pandemic-related economic support programs provided by national governments.
The table below presents the forecasted range (across the baseline, adverse and favorable scenarios) of the U.S. unemployment and U.S. GDP growth rates used in the forecast model as of September 2021.

	U.S. Unemployment Rate	Growth/(Decline) in U.S. GDP
Forecast for the quarter ended:
December 2021	4.1% to 6.2%	3.8% to 1.5%
June 2022	3.6% to 9.5%	5.8% to (1.0)%
December 2022	3.4% to 9.7%	7.4% to (0.9)%
In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth/(decline) in U.S. GDP represents the change in quarterly U.S. GDP relative to the U.S. GDP for the fourth quarter of 2019 (pre-pandemic levels).

•
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Three Months Ended September 2020.
The allowance for credit losses decreased by $62 million during the three months ended September 2020.
The provision for credit losses reflected ratings downgrades and asset-specific provisions related to wholesale loans (relating to borrowers in the technology, media & telecommunications, diversified industrials and natural resources industries), and growth in consumer loans, partially offset by reserve reductions from paydowns on corporate lines of credit.
Net (charge-offs)/recoveries for the three months ended September 2020 for wholesale loans were substantially all related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to installment loans.
Nine Months Ended September 2020.
The allowance for credit losses increased by $2.53 billion during the nine months ended September 2020 reflecting $679 million relating to the impact of CECL adoption and $1.85 billion from activity during the period.
The provision for credit losses for wholesale and consumer loans reflected the impact of the
COVID-19
pandemic on economic conditions, which resulted in higher modeled expected losses and lower recoveries. In addition, the provision for credit losses for wholesale loans was impacted by asset-specific provisions and ratings downgrades primarily related to borrowers in the technology, media & telecommunications, diversified industrials, and natural resources industries. Besides the weaker economic outlook related to the
COVID-19
pandemic, the provision for credit losses for consumer loans for the nine months ended September 2020 was also impacted by the continued seasoning of the credit card portfolio.
Net (charge-offs)/recoveries for the nine months ended September 2020 for wholesale loans were substantially all related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to installment loans.

43	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2021
Loan Type
Corporate	$ –	$ 2,245	$ 775	$ 3,020
Wealth management	–	6,553	63	6,616
Commercial real estate	–	719	936	1,655
Residential real estate	–	185	166	351
Other	–	203	259	462
Total	$ –	$ 9,905	$2,199	$12,104
As of December 2020
Loan Type
Corporate	$ –	$ 1,822	$ 929	$ 2,751
Wealth management	–	7,809	63	7,872
Commercial real estate	–	857	1,104	1,961
Residential real estate	–	234	260	494
Other	–	225	322	547
Total	$ –	$10,947	$2,678	$13,625
The gains as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $30 million for the three months ended September 2021, $64 million for the three months ended September 2020, $223 million for the nine months ended September 2021 and $49 million for the nine months ended September 2020. These gains were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.
Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of September 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$775		$929
Yield	2.3% to 40.3%	8.9%	1.1% to 45.2%	12.4%
Recovery rate	20.0% to 94.4%	56.0%	15.0% to 58.0%	31.0%
Duration (years)	1.7 to 4.5	3.2	1.5 to 5.3	3.4
Commercial real estate
Level 3 assets	$936		$1,104
Yield	7.0% to 25.4%	14.4%	4.5% to 19.3%	11.0%
Recovery rate	2.5% to 99.5%	39.6%	3.0% to 99.8%	66.5%
Duration (years)	0.2 to 4.1	1.4	0.3 to 4.8	2.6
Residential real estate
Level 3 assets	$166		$260
Yield	2.0% to 13.5%	11.0%	2.0% to 14.0%	12.1%
Duration (years)	0.4 to 2.4	0.9	0.6 to 2.6	1.7
Wealth management and other
Level 3 assets	$322		$385
Yield	3.5% to 18.7%	7.9%	2.8% to 18.7%	8.0%
Duration (years)	3.1 to 5.7	4.0	0.9 to 5.5	4.1
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2021 and December 2020. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Beginning balance	$2,229	$2,659	$2,678	$1,890
Net realized gains/(losses)	23	23	72	60
Net unrealized gains/(losses)	(16)	76	(31)	34
Purchases	74	181	140	557
Sales	(13)	(17)	(17)	(31)
Settlements	(181)	(221)	(555)	(567)
Transfers into level 3	93	166	181	928
Transfers out of level 3	(10)	(40)	(269)	(44)
Ending balance	$2,199	$2,827	$2,199	$2,827
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

Goldman Sachs September 2021 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Corporate
Beginning balance	$852	$ 939	$ 929	$ 752
Net realized gains/(losses)	11	7	21	14
Net unrealized gains/(losses)	(16)	1	(24)	(5)
Purchases	17	132	63	184
Sales	(13)	(9)	(13)	(18)
Settlements	(81)	(58)	(208)	(110)
Transfers into level 3	15	23	103	230
Transfers out of level 3	(10)	(32)	(96)	(44)
Ending balance	$775	$1,003	$ 775	$1,003
Commercial real estate
Beginning balance	$920	$1,084	$1,104	$ 591
Net realized gains/(losses)	9	11	33	38
Net unrealized gains/(losses)	11	43	(15)	4
Purchases	–	40	19	323
Sales	–	(5)	(3)	(10)
Settlements	(82)	(120)	(227)	(278)
Transfers into level 3	78	121	78	498
Transfers out of level 3	–	(8)	(53)	–
Ending balance	$936	$1,166	$ 936	$1,166
Residential real estate
Beginning balance	$118	$ 268	$ 260	$ 221
Net realized gains/(losses)	3	3	6	7
Net unrealized gains/(losses)	1	11	(36)	8
Purchases	57	1	58	43
Sales	–	(2)	(1)	(2)
Settlements	(13)	(22)	(45)	(57)
Transfers into level 3	–	10	–	49
Transfers out of level 3	–	–	(76)	–
Ending balance	$166	$ 269	$ 166	$ 269
Wealth management and other
Beginning balance	$339	$ 368	$ 385	$ 326
Net realized gains/(losses)	–	2	12	1
Net unrealized gains/(losses)	(12)	21	44	27
Purchases	–	8	–	7
Sales	–	(1)	–	(1)
Settlements	(5)	(21)	(75)	(122)
Transfers into level 3	–	12	–	151
Transfers out of level 3	–	–	(44)	–
Ending balance	$322	$ 389	$ 322	$ 389
Level 3 Rollforward Commentary
Three Months Ended September 2021.
The net realized and unrealized gains on level 3 loans of $7 million (reflecting $23 million of net realized gains and $16 million of net unrealized losses) for the three months ended September 2021 included losses of $7 million reported in other principal transactions and gains of $14 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended September 2021 were not material.
The drivers of both the transfers into level 3 loans and transfers out of level 3 loans during the three months ended September 2021 were not material.
Nine Months Ended September 2021.
The net realized and unrealized gains on level 3 loans of $41 million (reflecting $72 million of net realized gains and $31 million of net unrealized losses) for the nine months ended September 2021 included gains of $15 million reported in other principal transactions and $26 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the nine months ended September 2021 were not material.
Transfers into level 3 loans during the nine months ended September 2021 primarily reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during the nine months ended September 2021 primarily reflected transfers of certain corporate loans and loans backed by residential real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Transfers into level 3 loans during the three months ended September 2020 primarily reflected transfers of certain loans backed by commercial real estate from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these instruments) and transfers of certain other loans backed by commercial real estate from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 loans during the three months ended September 2020 were not material.

45	Goldman Sachs September 2021 Form 10-Q

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
Transfers into level 3 loans during the nine months ended September 2020 primarily reflected transfers of certain loans backed by commercial real estate, corporate loans and wealth management and other loans from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 loans during the nine months ended September 2020 were not material.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of September 2021
Amortized cost	$126,026	$71,984	$55,179	$127,163
Held for sale	$ 5,494	$ 2,898	$ 2,618	$ 5,516
As of December 2020
Amortized cost	$ 99,691	$52,793	$48,512	$101,305
Held for sale	$ 2,799	$ 1,541	$ 1,271	$ 2,812
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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Resale and repurchase agreements;

•	Certain securities borrowed and loaned transactions;

•	Certain customer and other receivables and certain other liabilities;

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments;

•	Substantially all other secured financings, including transfers of assets accounted for as financings; and

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments.

Goldman Sachs September 2021 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2021
Assets
Resale agreements	$ –	$ 213,062	$ –	$ 213,062
Securities borrowed	–	34,437	–	34,437
Customer and other receivables	–	46	–	46
Total	$ –	$ 247,545	$ –	$ 247,545
Liabilities
Deposits	$ –	$ (30,441)	$ (3,637)	$ (34,078)
Repurchase agreements	–	(167,339)	–	(167,339)
Securities loaned	–	(7,298)	–	(7,298)
Other secured financings	–	(15,568)	(2,640)	(18,208)
Unsecured borrowings:
Short-term	–	(21,778)	(8,669)	(30,447)
Long-term	–	(38,654)	(9,226)	(47,880)
Other liabilities	–	(1)	(165)	(166)
Total	$ –	$(281,079)	$(24,337)	$(305,416)
As of December 2020
Assets
Resale agreements	$ –	$ 108,060	$ –	$ 108,060
Securities borrowed	–	28,898	–	28,898
Customer and other receivables	–	82	–	82
Total	$ –	$ 137,040	$ –	$ 137,040
Liabilities
Deposits	$ –	$ (11,955)	$ (4,221)	$ (16,176)
Repurchase agreements	–	(126,569)	(2)	(126,571)
Securities loaned	–	(1,053)	–	(1,053)
Other secured financings	–	(20,652)	(3,474)	(24,126)
Unsecured borrowings:	–
Short-term	–	(19,227)	(7,523)	(26,750)
Long-term	–	(28,335)	(12,576)	(40,911)
Other liabilities	–	(1)	(262)	(263)
Total	$ –	$ (207,792)	$ (28,058)	$ (235,850)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both September 2021 and December 2020.
Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of September 2021:

•	Yield: 1.4% to 6.4% (weighted average: 2.5%)

•	Duration: 0.9 to 7.4 years (weighted average: 3.9 years)
As of December 2020:

•	Yield: 1.4% to 7.1% (weighted average: 2.7%)

•	Duration: 1.4 to 8.0 years (weighted average: 4.0 years)
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
Repurchase Agreements.
As of September 2021, the firm had no level 3 repurchase agreements. As of December 2020, the firm’s level 3 repurchase agreements were not material.

47	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Beginning balance	$(28,136)	$(25,963)	$(28,058)	$(21,036)
Net realized gains/(losses)	(181)	(112)	(388)	(244)
Net unrealized gains/(losses)	819	(354)	822	347
Issuances	(4,856)	(6,974)	(11,797)	(18,633)
Settlements	6,742	6,911	13,325	14,348
Transfers into level 3	(570)	(1,756)	(745)	(2,857)
Transfers out of level 3	1,845	344	2,504	171
Ending balance	$(24,337)	$(27,904)	$(24,337)	$(27,904)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Deposits
Beginning balance	$ (3,908)	$ (4,217)	$ (4,221)	$ (4,023)
Net realized gains/(losses)	(8)	(4)	(23)	–
Net unrealized gains/(losses)	74	(68)	(28)	(142)
Issuances	(144)	(124)	(341)	(4,054)
Settlements	307	235	904	4,083
Transfers into level 3	–	(38)	(23)	(69)
Transfers out of level 3	42	66	95	55
Ending balance	$ (3,637)	$ (4,150)	$ (3,637)	$ (4,150)
Repurchase agreements
Beginning balance	$ –	$ (10)	$ (2)	$ (30)
Net unrealized gains/(losses)	–	–	–	(2)
Settlements	–	8	2	30
Ending balance	$ –	$ (2)	$ –	$ (2)
Other secured financings
Beginning balance	$ (2,891)	$ (1,773)	$ (3,474)	$ (386)
Net realized gains/(losses)	3	7	(1)	13
Net unrealized gains/(losses)	30	(67)	71	(12)
Issuances	(43)	(10)	(101)	(847)
Settlements	414	79	657	332
Transfers into level 3	(233)	(1,299)	(243)	(2,163)
Transfers out of level 3	80	–	451	–
Ending balance	$ (2,640)	$ (3,063)	$ (2,640)	$ (3,063)
Unsecured short-term borrowings
Beginning balance	$(11,461)	$ (6,806)	$ (7,523)	$ (5,707)
Net realized gains/(losses)	(112)	(58)	(168)	(109)
Net unrealized gains/(losses)	429	(42)	334	458
Issuances	(3,453)	(4,879)	(8,042)	(7,605)
Settlements	4,846	4,295	6,399	5,571
Transfers into level 3	(200)	(280)	(183)	(234)
Transfers out of level 3	1,282	196	514	52
Ending balance	$ (8,669)	$ (7,574)	$ (8,669)	$ (7,574)
Unsecured long-term borrowings
Beginning balance	$ (9,714)	$(12,837)	$(12,576)	$(10,741)
Net realized gains/(losses)	(64)	(64)	(196)	(171)
Net unrealized gains/(losses)	289	(167)	348	225
Issuances	(1,216)	(1,949)	(3,313)	(6,099)
Settlements	1,175	2,294	5,363	4,332
Transfers into level 3	(137)	(139)	(296)	(390)
Transfers out of level 3	441	82	1,444	64
Ending balance	$ (9,226)	$(12,780)	$ (9,226)	$(12,780)
Other liabilities
Beginning balance	$ (162)	$ (320)	$ (262)	$ (149)
Net realized gains/(losses)	–	7	–	23
Net unrealized gains/(losses)	(3)	(10)	97	(180)
Issuances	–	(12)	–	(28)
Transfers into level 3	–	–	–	(1)
Ending balance	$ (165)	$ (335)	$ (165)	$ (335)
Level 3 Rollforward Commentary
Three Months Ended September 2021.
The net realized and unrealized gains on level 3 other financial liabilities of $638 million (reflecting $181 million of net realized losses and $819 million of net unrealized gains) for the three months ended September 2021 included gains/(losses) of $599 million reported in market making, $19 million reported in other principal transactions and $(5) million reported in interest expense in the consolidated statements of earnings and $25 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

Goldman Sachs September 2021 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized gains on level 3 other financial liabilities for the three months ended September 2021 primarily reflected gains on certain hybrid financial instruments included in unsecured short- and long-term borrowings (principally due to higher levels of volatility and decreases in the market value of certain underlying equities).
Transfers into level 3 other financial liabilities during the three months ended September 2021 primarily reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments) and certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended September 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-

and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments).
Nine Months Ended September 2021.
The net realized and unrealized gains on level 3 other financial liabilities of $434 million (reflecting $388 million of net realized losses and $822 million of net unrealized gains) for the nine months ended September 2021 included gains/(losses) of $366 million reported in market making, $49 million reported in other principal transactions and $(14) million reported in interest expense in the consolidated statements of earnings and $33 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the nine months ended September 2021 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to higher levels of volatility in certain underlying equities and an increase in interest rates, partially offset by an increase in global equity prices).
Transfers into level 3 other financial liabilities during the nine months ended September 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-

and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments) and certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the nine months ended September 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments, and certain unobservable volatility inputs no longer being significant to the valuation of these instruments) and certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments).
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
The net unrealized losses on level 3 other financial liabilities for the three months ended September 2020 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to an increase in global equity prices) and losses on certain hybrid financial instruments included in deposits and other secured financings (in each case, principally due to an increase in the market value of the underlying assets).
Transfers into level 3 other financial liabilities during the three months ended September 2020 primarily reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments) and certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended September 2020 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments).

49	Goldman Sachs September 2021 Form 10-Q

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
The net unrealized gains on level 3 other financial liabilities for the nine months ended September 2020 primarily reflected gains on certain hybrid financial instruments included in unsecured short- and long-term borrowings (principally due to a decrease in global equity prices), partially offset by losses on certain other liabilities and hybrid financial instruments included in deposits (in each case, principally due to an increase in the market value of the underlying assets).
Transfers into level 3 other financial liabilities during the nine months ended September 2020 primarily reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments) and certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments).
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

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Unsecured short-term borrowings	$ 875	$(406)	$ (935)	$ 1,723
Unsecured long-term borrowings	(128)	(143)	(1,830)	(1,166)
Other	54	(152)	(17)	(246)
Total	$ 801	$(701)	$(2,782)	$ 311
In the table above:

•	Gains/(losses) were primarily included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three and nine months ended September 2021 and September 2020. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected, was not material as of both September 2021 and December 2020.
The fair value of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related aggregate contractual principal amount by $290 million as of September 2021 and $445 million as of December 2020. The amounts above include both principal-protected and non-principal-protected
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

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
DVA (pre-tax)	$92	$(357)	$222	$576
DVA (net of tax)	$67	$(268)	$165	$428

Goldman Sachs September 2021 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	DVA (net of tax) is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three and nine months ended September 2021 and September 2020.

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

As of

$ in millions	September 2021	December 2020
Performing loans
Aggregate contractual principal in excess of fair value	$ 1,430	$ 958
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$10,279	$10,526
Aggregate fair value	$ 3,315	$ 3,519
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $39 million as of September 2021 and $25 million as of December 2020, and the related total contractual amount of these lending commitments was $1.78 billion as of September 2021 and $1.64 billion as of December 2020. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $87 million for the three months ended September 2021, $73 million for the three months ended September 2020, $290 million for the nine months ended September 2021 and $(151) million for the nine months ended September 2020. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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

51	Goldman Sachs September 2021 Form 10-Q

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
Substantially all of securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2021 and December 2020.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2021
Included in the consolidated balance sheets
Gross carrying value	$ 323,886	$ 191,023	$ 278,163	$ 45,886
Counterparty netting	(110,824)	(4,352)	(110,824)	(4,352)
Total	213,062	186,671	167,339	41,534
Amounts not offset
Counterparty netting	(32,117)	(12,313)	(32,117)	(12,313)
Collateral	(178,668)	(164,478)	(131,121)	(28,295)
Total	$ 2,277	$ 9,880	$ 4,101	$ 926
As of December 2020
Included in the consolidated balance sheets
Gross carrying value	$ 205,817	$ 147,593	$ 224,328	$ 27,054
Counterparty netting	(97,757)	(5,433)	(97,757)	(5,433)
Total	108,060	142,160	126,571	21,621
Amounts not offset
Counterparty netting	(8,920)	(3,525)	(8,920)	(3,525)
Collateral	(96,140)	(132,893)	(116,819)	(17,693)
Total	$ 3,000	$ 5,742	$ 832	$ 403
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $34.44 billion as of September 2021 and $28.90 billion as of December 2020, and securities loaned of $7.30 billion as of September 2021 and $1.05 billion as of December 2020 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Goldman Sachs September 2021 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2021
Money market instruments	$ 1,104	$ 3
U.S. government and agency obligations	120,020	–
Non-U.S. government and agency obligations	117,732	1,471
Securities backed by commercial real estate	237	–
Securities backed by residential real estate	729	–
Corporate debt securities	13,859	902
State and municipal obligations	135	–
Other debt obligations	365	–
Equity securities	23,982	43,510
Total	$278,163	$45,886
As of December 2020
Money market instruments	$ 88	$ –
U.S. government and agency obligations	121,751	–
Non-U.S. government and agency obligations	79,159	1,634
Securities backed by commercial real estate	65	–
Securities backed by residential real estate	121	–
Corporate debt securities	6,364	46
State and municipal obligations	92	–
Other debt obligations	20	–
Equity securities	16,668	25,374
Total	$224,328	$27,054
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2021

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 94,879	$29,258
2 - 30 days	74,502	219
31 - 90 days	44,514	116
91 days - 1 year	49,889	13,362
Greater than 1 year	14,379	2,931
Total	$278,163	$45,886
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $8.31 billion as of September 2021 and $12.31 billion as of December 2020.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both September 2021 and December 2020.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2021
Other secured financings (short-term):
At fair value	$ 4,768	$ 5,332	$10,100
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	3,812	4,296	8,108
At amortized cost	813	664	1,477
Total other secured financings	$ 9,393	$10,292	$19,685
Other secured financings collateralized by:
Financial instruments	$ 5,154	$ 8,943	$14,097
Other assets	$ 4,239	$ 1,349	$ 5,588
As of December 2020
Other secured financings (short-term):
At fair value	$ 6,371	$ 6,847	$13,218
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,632	4,276	10,908
At amortized cost	914	715	1,629
Total other secured financings	$13,917	$11,838	$25,755
Other secured financings collateralized by:
Financial instruments	$ 6,841	$10,068	$16,909
Other assets	$ 7,076	$ 1,770	$ 8,846

53	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•
Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.95% as of September 2021 and 1.27% as of December 2020. These rates include the effect of hedging activities.

•
Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.39% as of September 2021 and 0.40% as of December 2020. These rates include the effect of hedging activities.

•
Total other secured financings included $1.57 billion as of September 2021 and $2.05 billion as of December 2020 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.53 billion as of September 2021 and $2.26 billion as of December 2020.

•
Other secured financings collateralized by financial instruments included $11.17 billion as of September 2021 and $11.28 billion as of December 2020 of other secured financings collateralized by trading assets, investments and loans, and included $2.93 billion as of September 2021 and $5.63 billion as of December 2020 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of September 2021
Other secured financings (short-term)	$10,100
Other secured financings (long-term):
2022	1,314
2023	3,002
2024	1,389
2025	795
2026	1,076
2027 - thereafter	2,009
Total other secured financings (long-term)	9,585
Total other secured financings	$19,685
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

Goldman Sachs September 2021 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged.

	As of

$ in millions	September 2021	December 2020
Collateral available to be delivered or repledged	$1,045,005	$864,494
Collateral that was delivered or repledged	$ 875,554	$723,409
The table below presents information about assets pledged.

	As of

$ in millions	September 2021	December 2020
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$66,754	$69,031
Investments	$14,515	$13,375
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$99,991	$99,142
Investments	$ 9,840	$ 2,331
Loans	$ 8,152	$ 8,320
Other assets	$ 8,741	$14,144
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $33.11 billion as of September 2021 and $32.97 billion as of December 2020.
Note 12.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	September 2021	December 2020
Property, leasehold improvements and equipment	$18,171	$23,147
Goodwill	4,326	4,332
Identifiable intangible assets	497	630
Operating lease right-of-use assets	2,288	2,280
Income tax-related assets	3,813	2,960
Miscellaneous receivables and other	7,462	4,096
Total	$36,557	$37,445
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $10.73 billion as of September 2021 and $10.12 billion as of December 2020. Property, leasehold improvements and equipment included $6.55 billion as of September 2021 and $6.54 billion as of December 2020 that the firm uses in connection with its operations, and $218 million as of September 2021 and $318 million as of December 2020 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during both the three months ended September 2021 and September 2020. There were $134 million of impairments during the nine months ended September 2021 and $132 million of impairments during the nine months ended September 2020.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	September 2021	December 2020
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,638	2,644
Asset Management	390	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,326	$4,332

55	Goldman Sachs September 2021 Form 10-Q

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
There were no events or changes in circumstances during the nine months ended September 2021 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of September 2021.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	September 2021	December 2020
By Reporting Unit
Global Markets:
FICC	$ 1	$ 2
Equities	43	45
Asset Management	180	274
Consumer & Wealth Management:
Consumer banking	–	6
Wealth management	273	303
Total	$ 497	$ 630
By Type
Customer lists
Gross carrying value	$ 1,472	$ 1,478
Accumulated amortization	(1,123)	(1,089)
Net carrying value	349	389
Acquired leases and other
Gross carrying value	576	710
Accumulated amortization	(428)	(469)
Net carrying value	148	241
Total gross carrying value	2,048	2,188
Total accumulated amortization	(1,551)	(1,558)
Total net carrying value	$ 497	$ 630
During the nine months ended September 2021, the amount of intangible assets acquired by the firm was not material. The firm acquired $155 million of intangible assets during 2020, primarily related to acquired leases and customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Amortization	$22	$40	$89	$117

$ in millions	As of September 2021
Estimated future amortization
Remainder of 2021	$ 23
2022	$ 82
2023	$ 76
2024	$ 61
2025	$ 43
2026	$ 32

Goldman Sachs September 2021 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm tests intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and nine months ended September 2021 and September 2020.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $230 million for the nine months ended September 2021 and $152 million for the nine months ended September 2020 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during both the nine months ended September 2021 and September 2020.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $681 million as of September 2021 and $678 million as of December 2020.

•
Assets classified as held for sale of $3.66 billion as of September 2021 and $437 million as of December 2020 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2021
Consumer	$ 83,584	$21,889	$105,473
Private bank	75,012	3,363	78,375
Brokered certificates of deposit	–	31,508	31,508
Deposit sweep programs	31,260	–	31,260
Transaction banking	45,764	5,628	51,392
Other	–	35,030	35,030
Total	$235,620	$97,418	$333,038
As of December 2020
Consumer	$ 67,395	$29,530	$ 96,925
Private bank	67,185	1,183	68,368
Brokered certificates of deposit	–	30,060	30,060
Deposit sweep programs	22,987	–	22,987
Transaction banking	28,852	–	28,852
Other	–	12,770	12,770
Total	$186,419	$73,543	$259,962
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $34.08 billion as of September 2021 and $16.18 billion as of December 2020 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 1.0 years as of September 2021 and 1.3 years as of December 2020.

•
Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of September 2021, the firm had 14 such deposit sweep program agreements.

57	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $148.48 billion as of September 2021 and $123.03 billion as of December 2020.

•	Deposits insured by non-U.S. insurance programs were $29.90 billion as of September 2021 and $27.52 billion as of December 2020.
The table below presents the location of deposits.

	As of

$ in millions	September 2021	December 2020
U.S. offices	$254,890	$206,356
Non-U.S. offices	78,148	53,606
Total	$333,038	$259,962
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of September 2021

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2021	$14,539	$ 9,100	$23,639
2022	31,278	21,796	53,074
2023	8,909	131	9,040
2024	4,591	130	4,721
2025	2,302	261	2,563
2026	2,262	278	2,540
2027 - thereafter	1,131	710	1,841
Total	$65,012	$32,406	$97,418
As of September 2021, deposits in U.S. offices included $19.51 billion and deposits in
non-U.S.
offices included $31.66 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2021 and December 2020. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2021 and December 2020.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	September 2021	December 2020
Unsecured short-term borrowings	$ 48,990	$ 52,870
Unsecured long-term borrowings	242,780	213,481
Total	$291,770	$266,351
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2021 and December 2020.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	September 2021	December 2020
Current portion of unsecured long-term borrowings	$20,631	$25,914
Hybrid financial instruments	21,624	18,823
Commercial paper	4,752	6,085
Other unsecured short-term borrowings	1,983	2,048
Total unsecured short-term borrowings	$48,990	$52,870
Weighted average interest rate	2.35%	1.84%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs September 2021 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2021
Fixed-rate obligations	$117,469	$45,381	$162,850
Floating-rate obligations	49,286	30,644	79,930
Total	$166,755	$76,025	$242,780
As of December 2020
Fixed-rate obligations	$100,558	$38,759	$139,317
Floating-rate obligations	42,019	32,145	74,164
Total	$142,577	$70,904	$213,481
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on LIBOR, Euro Interbank Offered Rate or SOFR.

•
U.S. dollar-denominated debt had interest rates ranging from 0.48% to 7.68% (with a weighted average rate of 3.48%) as of September 2021 and 0.63% to 9.30% (with a weighted average rate of 4.07%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 1.87%) as of September 2021 and 0.13% to 13.00% (with a weighted average rate of 2.20%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of September 2021
2022	$ 7,767
2023	38,318
2024	30,240
2025	28,006
2026	22,605
2027 - thereafter	115,844
Total	$242,780
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

•
Unsecured long-term borrowings included $7.21 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $1 million in 2022, $132 million in 2023, $456 million in 2024, $499 million in 2025, $353 million in 2026 and $5.77 billion in 2027 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	September 2021	December 2020
Fixed-rate obligations:
At fair value	$ 3,188	$ 1,521
At amortized cost	30,180	30,827
Floating-rate obligations:
At fair value	44,692	39,390
At amortized cost	164,720	141,743
Total	$242,780	$213,481
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 1.61% (2.31% related to fixed-rate obligations and 1.47% related to floating-rate obligations) as of September 2021 and 2.01% (3.34% related to fixed-rate obligations and 1.70% related to floating-rate obligations) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

59	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $194.90 billion as of September 2021 and $172.57 billion as of December 2020. The estimated fair value of such unsecured long-term borrowings was $203.30 billion as of September 2021 and $183.29 billion as of December 2020. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2021 and December 2020.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both September 2021 and December 2020.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2021
Subordinated debt	$14,004	$17,140	1.63%
Junior subordinated debt	968	1,327	1.28%
Total	$14,972	$18,467	1.60%
As of December 2020
Subordinated debt	$14,136	$18,529	1.83%
Junior subordinated debt	968	1,430	1.32%
Total	$15,104	$19,959	1.80%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both September 2021 and December 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

Goldman Sachs September 2021 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	September 2021	December 2020
Compensation and benefits	$10,215	$ 7,896
Income tax-related liabilities	3,058	3,155
Operating lease liabilities	2,283	2,283
Noncontrolling interests	1,598	1,640
Employee interests in consolidated funds	30	34
Accrued expenses and other	9,994	7,443
Total	$27,178	$22,451
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of September 2021
Remainder of 2021	$ 71
2022	324
2023	288
2024	268
2025	241
2026 - thereafter	1,839
Total undiscounted lease payments	3,031
Imputed interest	(748)
Total operating lease liabilities	$ 2,283
Weighted average remaining lease term	14 years
Weighted average discount rate	3.66%
As of December 2020
2021	$ 342
2022	301
2023	264
2024	247
2025	215
2026 - thereafter	1,899
Total undiscounted lease payments	3,268
Imputed interest	(985)
Total operating lease liabilities	$2,283
Weighted average remaining lease term	16 years
Weighted average discount rate	4.02%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02,
“Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $118 million for the three months ended September 2021, $116 million for the three months ended September 2020, $348 million for the nine months ended September 2021 and $339 million for the nine months ended September 2020. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September 2021 and September 2020. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the nine months ended September 2021 and September 2020.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced were $344 million as of September 2021.
Accrued Expenses and Other
Accrued expenses and other included:

•
Liabilities classified as held for sale of $2.06 billion as of September 2021 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of other secured financings and were related to assets classified as held for sale. See Note 12 for further information about assets held for sale. As of December 2020, liabilities classified as held for sale were not material.

•
Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service. As of both September 2021 and December 2020, the firm’s contract liabilities were not material.

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

61	Goldman Sachs September 2021 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Residential mortgages	$ 9,888	$ 7,717	$19,894	$15,725
Commercial mortgages	3,066	6,279	13,832	14,062
Other financial assets	2,353	66	4,017	1,189
Total financial assets securitized	$15,307	$14,062	$37,743	$30,976
Retained interests cash flows	$ 204	$ 130	$ 452	$ 274
The firm securitized assets of $266 million during the three months ended September 2021, $132 million during the three months ended September 2020, $679 million during the nine months ended September 2021 and $435 million during the nine months ended September 2020, in a non-cash
exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2021
U.S. government agency-issued CMOs	$ 30,081	$ 1,149	$ 1
Other residential mortgage-backed	23,252	1,039	36
Other commercial mortgage-backed	47,283	1,083	88
Corporate debt and other asset-backed	7,650	352	42
Total	$ 108,266	$ 3,623	$167
As of December 2020
U.S. government agency-issued CMOs	$ 20,841	$ 906	$ 4
Other residential mortgage-backed	24,262	1,170	23
Other commercial mortgage-backed	38,340	914	39
Corporate debt and other asset-backed	4,299	192	–
Total	$ 87,742	$3,182	$ 66
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2015 and thereafter.

•	The fair value of retained interests was $3.64 billion as of September 2021 and $3.19 billion as of December 2020.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $55 million as of September 2021 and $52 million as of December 2020, and the notional amount of these derivatives and commitments was $2.16 billion as of September 2021 and $1.43 billion as of December 2020. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.

Goldman Sachs September 2021 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	September 2021	December 2020
Fair value of retained interests	$3,286	$2,993
Weighted average life (years)	5.8	4.7
Constant prepayment rate	11.9%	15.0%
Impact of 10% adverse change	$ (7)	$ (25)
Impact of 20% adverse change	$ (34)	$ (50)
Discount rate	5.6%	6.1%
Impact of 10% adverse change	$ (32)	$ (42)
Impact of 20% adverse change	$ (84)	$ (82)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $352 million and a weighted average life of 3.4 years as of September 2021, and a fair value of $192 million and a weighted average life of 3.9 years as of December 2020. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2021 and December 2020. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $352 million as of September 2021 and $192 million as of December 2020.
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
VIE Consolidation Analysis
The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

63	Goldman Sachs September 2021 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	September 2021	December 2020
Total nonconsolidated VIEs
Assets in VIEs	$169,664	$148,665
Carrying value of variable interests — assets	$ 10,126	$ 8,624
Carrying value of variable interests — liabilities	$ 826	$ 888
Maximum exposure to loss:
Retained interests	$ 3,623	$ 3,182
Purchased interests	1,055	1,041
Commitments and guarantees	3,304	2,455
Derivatives	8,958	8,343
Debt and equity	5,142	4,020
Total	$ 22,082	$ 19,041
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

Goldman Sachs September 2021 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	September 2021	December 2020
Mortgage-backed
Assets in VIEs	$113,407	$99,353
Carrying value of variable interests — assets	$ 4,254	$ 4,014
Maximum exposure to loss:
Retained interests	$ 3,271	$ 2,990
Purchased interests	983	1,024
Commitments and guarantees	38	47
Derivatives	380	394
Total	$ 4,672	$ 4,455
Real estate, credit- and power-related and other investing
Assets in VIEs	$ 23,734	$20,934
Carrying value of variable interests — assets	$ 3,400	$ 3,288
Carrying value of variable interests — liabilities	$ 8	$ 14
Maximum exposure to loss:
Commitments and guarantees	$ 1,631	$ 1,374
Derivatives	64	84
Debt and equity	3,400	3,288
Total	$ 5,095	$ 4,746
Corporate debt and other asset-backed
Assets in VIEs	$ 19,704	$14,077
Carrying value of variable interests — assets	$ 2,052	$ 913
Carrying value of variable interests — liabilities	$ 818	$ 874
Maximum exposure to loss:
Retained interests	$ 352	$ 192
Purchased interests	72	17
Commitments and guarantees	1,597	989
Derivatives	8,511	7,862
Debt and equity	1,322	323
Total	$ 11,854	$ 9,383
Investments in funds
Assets in VIEs	$ 12,819	$14,301
Carrying value of variable interests — assets	$ 420	$ 409
Maximum exposure to loss:
Commitments and guarantees	$ 38	$ 45
Derivatives	3	3
Debt and equity	420	409
Total	$ 461	$ 457
As of both September 2021 and December 2020, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets primarily included in investments and loans, and liabilities included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

•	Investments in funds: Assets included in investments.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	September 2021	December 2020
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 394	$ 312
Trading assets	128	96
Investments	872	880
Loans	2,133	2,099
Other assets	355	989
Total	$3,882	$4,376
Liabilities
Other secured financings	$1,180	$1,891
Customer and other payables	4	28
Trading liabilities	49	296
Unsecured short-term borrowings	156	43
Unsecured long-term borrowings	84	226
Other liabilities	931	948
Total	$2,404	$3,432
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

•	Substantially all assets can only be used to settle obligations of the VIE.

65	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	September 2021	December 2020
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 268	$ 229
Trading assets	28	8
Investments	872	880
Loans	2,133	2,099
Other assets	355	989
Total	$3,656	$4,205
Liabilities
Other secured financings	$ 158	$ 649
Customer and other payables	4	28
Trading liabilities	49	46
Other liabilities	931	948
Total	$1,142	$1,671
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 126	$ 83
Trading assets	20	–
Total	$ 146	$ 83
Liabilities
Other secured financings	$ 620	$ 679
Total	$ 620	$ 679
Principal-protected notes
Assets
Trading assets	$ 80	$ 88
Total	$ 80	$ 88
Liabilities
Other secured financings	$ 402	$ 563
Trading liabilities	–	250
Unsecured short-term borrowings	156	43
Unsecured long-term borrowings	84	226
Total	$ 642	$1,082
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	September 2021	December 2020
Commitment Type
Commercial lending:
Investment-grade	$ 97,902	$ 83,801
Non-investment-grade	74,111	56,757
Warehouse financing	10,801	9,377
Credit cards	31,718	21,640
Total lending	214,532	171,575
Risk participations	9,992	8,054
Collateralized agreement	110,163	55,278
Collateralized financing	34,366	35,402
Letters of credit	375	367
Investment	12,625	6,456
Other	9,909	7,836
Total commitments	$391,962	$284,968
The table below presents commitments by expiration.

	As of September 2021

$ in millions	Remainder of 2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 2,981	$35,540	$34,512	$24,869
Non-investment-grade	3,300	18,719	22,195	29,897
Warehouse financing	1	5,065	4,655	1,080
Credit cards	31,718	–	–	–
Total lending	38,000	59,324	61,362	55,846
Risk participations	380	4,976	3,224	1,412
Collateralized agreement	99,421	10,571	168	3
Collateralized financing	34,114	251	–	1
Letters of credit	160	169	–	46
Investment	5,394	4,106	1,566	1,559
Other	8,722	1,144	33	10
Total commitments	$186,191	$80,541	$66,353	$58,877
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

Goldman Sachs September 2021 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about lending commitments.

	As of

$ in millions	September 2021	December 2020
Held for investment	$198,358	$162,513
Held for sale	13,847	6,594
At fair value	2,327	2,468
Total	$214,532	$171,575
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.07 billion (including allowance for credit losses of $833 million) as of September 2021 and $775 million (including allowance for credit losses of $557 million) as of December 2020. The estimated fair value of such lending commitments was a liability of $4.02 billion as of September 2021 and $4.05 billion as of December 2020. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.13 billion as of September 2021 and $2.43 billion as of December 2020 would have been classified in level 2, and $1.89 billion as of September 2021 and $1.62 billion as of December 2020 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $112 million as of September 2021 and $68 million as of December 2020. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both September 2021 and December 2020.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $119.80 billion as of September 2021 and $110.31 billion as of December 2020, related to relationship lending activities (principally used for operating and general corporate purposes) and $32.43 billion as of September 2021 and $15.81 billion as of December 2020, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
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
Credit Cards.
The firm’s credit card lending commitments included $29.79 billion as of September 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card commitments also includes approximately $2.0 billion relating to the firm’s commitment to acquire a credit card portfolio in connection with its agreement, in January 2021, to form a co-branded
credit card relationship with General Motors. This amount represents the portfolio’s outstanding credit card loan balance as of September 2021. However, the final amount will depend on the outstanding balance of credit card loans at the closing of the acquisition, which is expected to occur by the first quarter of 2022.
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

67	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.79 billion as of September 2021 and $1.69 billion as of December 2020, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Investment commitments also included approximately $1.90 billion as of September 2021 related to the firm’s commitment to acquire NN Investment Partners, a leading European asset manager with approximately $320 billion in assets under supervision, in an all-cash transaction. In addition, investment commitments included approximately $2.0 billion as of September 2021 related to the firm’s commitment to acquire GreenSky, Inc. (GreenSky), a leading technology company Powering Commerce at Point of Sale® for a growing ecosystem of merchants, consumers and banks. Both acquisitions are expected to close by the end of the first quarter of 2022. The GreenSky acquisition will be an all-stock transaction in which stockholders of GreenSky and unit holders of GreenSky Holdings, LLC (GreenSky Holdings) will receive

0.03
shares of the firm’s common stock for each share of GreenSky Class A common stock and each GreenSky Holdings common unit. The investment commitment in the table above represents the purchase price of the acquisition based on the closing stock price of Group Inc. as of September 2021. However, the final purchase price of the acquisition will depend upon the stock price of Group Inc. at the time of the closing of the transaction. In connection with this transaction, the firm has provided a commitment to acquire up to
 $800 million of loans originated by GreenSky’s bank partners. This commitment is included in other commitments in the table above.
In the event that the acquisition is not completed, the firm has agreed to provide a commitment to purchase up to an additional
$1.00
billion of loans originated by GreenSky’s bank partners. This commitment is not included in the table above.
Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of September 2021
Carrying Value of Net Liability	$ 3,222	$ –	$ 229
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2021	$ 43,636	$12,484	$ 830
2022 - 2023	74,282	–	2,579
2024 - 2025	28,667	–	2,108
2026 - thereafter	35,591	–	681
Total	$182,176	$12,484	$6,198
As of December 2020
Carrying Value of Net Liability	$ 4,357	$ –	$ 253
Maximum Payout/Notional Amount by Period of Expiration
2021	$ 89,202	$21,352	$1,263
2022 - 2023	56,204	–	3,304
2024 - 2025	23,389	–	2,787
2026 - thereafter	32,244	–	268
Total	$201,039	$21,352	$7,622
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.47 billion as of September 2021 and $1.66 billion as of December 2020, and derivative liabilities of $4.69 billion as of September 2021 and $6.02 billion as of December 2020.

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

Goldman Sachs September 2021 Form 10-Q	68

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $12.48 billion as of September 2021 and $19.86 billion as of December 2020. Collateral held by the lenders in connection with securities lending indemnifications was $12.87 billion as of September 2021 and $20.39 billion as of December 2020. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. There were no amounts outstanding under the guarantee as of September 2021. As of December 2020, the maximum payout on this guarantee was $1.49 billion and the related collateral held was $1.50 billion.
Other Financial Guarantees.
In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). The firm evaluates progress toward satisfying this obligation based on the report that it receives on a semi-annual basis, expected in February and August. Based on the latest report as of August 2021, approximately $450 million in assets or proceeds from assets has been returned to the Government of Malaysia in connection with this guarantee, which must be satisfied by August 18, 2025. Any amounts paid by the firm under this guarantee would be subject to reimbursement in the event the assets or proceeds received by the Government of Malaysia through August 18, 2028 exceeds $1.4 billion. See Note 27 for further information about matters related to 1MDB.
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

69	Goldman Sachs September 2021 Form 10-Q

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both September 2021 and December 2020.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain
non-U.S.
tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both September 2021 and December 2020.
Guarantees of Subsidiaries.
Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI) and Goldman Sachs Bank Europe SE (GSBE) related to agreements that each entity has entered into with certain of its counterparties. Furthermore, Group Inc. provided a guarantee to GS Bank USA in 2020 related to securities that GS Bank USA acquired from certain affiliated funds of Group Inc. and loans and lending commitments that GS Bank USA acquired from certain subsidiaries of Group Inc. As of September 2021, none of the securities acquired from the affiliated funds were outstanding.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both September 2021 and December 2020, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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

Goldman Sachs September 2021 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

T
he table below presents information about common stock repurchases.

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2021	2020	2021	2020
Common share repurchases	2.5	–	14.1	8.2
Average cost per share	$395.28	$ –	$333.61	$236.35
Total cost of common share repurchases	$ 1,000	$ –	$ 4,700	$ 1,928
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2021, 1,830 shares were remitted with a total value of $0.5 million and the firm cancelled 3.4 million share-based awards with a total value of $983 million.
The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September

	2021	2020	2021	2020
Dividends declared per common share	$2.00	$1.25	$4.50	$3.75
On October 13, 2021, the Board of Directors of Group Inc. (Board) declared a dividend of $2.00 per common share to be paid on December 30, 2021 to common shareholders of record on December 2, 2021.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2021.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
Total	442,700	370,282	370,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
R	February 10, 2025	$ 25,000	600
S	February 10, 2025	$ 25,000	350
T	May 10, 2026	$ 25,000	675
U	August 10, 2026	$ 25,000	750
Total			$9,953
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative preferred stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive approval from the FRB.

•	In July 2021, the firm issued 30,000 shares of Series U 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series U Preferred Stock).

•	In April 2021, the firm issued 27,000 shares of Series T 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series T Preferred Stock).

•
The redemption price per share for Series A through F and Series Q through U Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 14 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•
The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

71	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In October 2021, the firm issued 30,000 shares of Series V 4.125% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series V Preferred Stock). Each share of Series V Preferred Stock issued and outstanding has a liquidation preference of $25,000, is represented by 25 depositary shares and is redeemable at the firm’s option beginning November 10, 2026 at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on Series V Preferred Stock, if declared, are payable semi-annually at (i) 4.125% per annum from the issuance date to, but excluding, November 10, 2026 and, thereafter, (ii) 2.949% per annum plus the five-year treasury rate.

I
n the second quarter of 2021, the firm redeemed all outstanding shares of its Series N 6.30%
Non-Cumulative
Preferred Stock with a redemption value of $675 million ($25,000 per share), plus accrued and unpaid dividends on May 19, 2021. The difference between the redemption value and net carrying value was $20 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2021.
In the first quarter of 2021, the firm redeemed all outstanding shares of its Series M 5.375%
Fixed-to-Floating
Rate
Non-Cumulative
Preferred Stock with a redemption value of $2
 billion ($
25,000
per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $
21
 million, which was recorded as an addition to preferred stock dividends in the first quarter of
2021.
In 2020, the firm redeemed the remaining
14,000
outstanding shares of its Series L
5.70
%
Non-Cumulative
Preferred Stock with a redemption value of $
350
 million ($
25,000
per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $
1
 million, which was recorded as an addition to preferred stock dividends in 2020.
The table below presents the dividend rates of perpetual preferred stock as of September 2021.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2021		2020

Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$ 239.58	$ 7	$ 236.98	$ 7
C	$ 255.56	2	$ 252.78	2
D	$ 255.56	14	$ 252.78	14
E	$1,022.22	8	$1,022.22	8
F	$1,022.22	2	$1,022.22	2
J	$ 343.75	14	$ 343.75	13
K	$ 398.44	11	$ 398.44	11
M	$ –	–	$ 279.17	22
N	$ –	–	$ 393.75	11
Q	$ 687.50	14	$ 687.50	14
R	$ 618.75	15	$ 910.94	22
S	$ 550.00	7	$ 586.67	8
Total		$ 94		$134
Nine Months Ended September
A	$ 710.93	$ 21	$ 708.34	$ 21
C	$ 758.34	6	$ 755.56	6
D	$ 758.34	41	$ 755.56	41
E	$3,044.44	23	$3,044.44	23
F	$3,044.44	5	$3,044.44	5
J	$1,031.25	41	$1,031.25	41
K	$1,195.32	33	$1,195.32	33
L	$ –	–	$ 361.54	4
M	$ –	–	$ 951.05	76
N	$ 787.50	19	$1,181.25	32
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Q	$1,375.00	28	$1,577.43	32
R	$1,237.50	30	$ 910.94	22
S	$1,100.00	15	$ 586.67	8
Total		$317		$399
On October 7, 2021, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $662.50 per share of Series O Preferred Stock, $625.00 per share of Series P Preferred Stock, and $511.94 per share of Series T Preferred Stock to be paid on November 10, 2021 to preferred shareholders of record on October 26, 2021. In addition, the firm declared dividends of $1,011.11 per share of Series E Preferred Stock and $1,011.11 per share of Series F Preferred Stock to be paid on December 1, 2021 to preferred shareholders of record on November 16, 2021.

Goldman Sachs September 2021 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2021
Currency translation	$ (712)	$ (20)	$ (732)
Debt valuation adjustment	(735)	67	(668)
Pension and postretirement liabilities	(361)	–	(361)
Available-for-sale securities	(81)	(114)	(195)
Total	$(1,889)	$ (67)	$(1,956)
Three Months Ended September 2020
Currency translation	$ (677)	$ (13)	$ (690)
Debt valuation adjustment	124	(268)	(144)
Pension and postretirement liabilities	(339)	(2)	(341)
Available-for-sale securities	551	(11)	540
Total	$ (341)	$ (294)	$ (635)
Nine Months Ended September 2021
Currency translation	$ (696)	$ (36)	$ (732)
Debt valuation adjustment	(833)	165	(668)
Pension and postretirement liabilities	(368)	7	(361)
Available-for-sale securities	463	(658)	(195)
Total	$(1,434)	$(522)	$(1,956)
Nine Months Ended September 2020
Currency translation	$ (616)	$ (74)	$ (690)
Debt valuation adjustment	(572)	428	(144)
Pension and postretirement liabilities	(342)	1	(341)
Available-for-sale securities	46	494	540
Total	$ (1,484)	$ 849	$ (635)
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
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements as of both September 2021 and December 2020.

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

73	Goldman Sachs September 2021 Form 10-Q

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

Based on the firm’s 2021 Comprehensive Capital Analysis and Review submission, the FRB has set the SCB for the firm at 6.4% for the period from October 1, 2021 through September 30, 2022. As a result, beginning on October 1, 2021, the firm’s Standardized requirements are 13.4% for the CET1 capital ratio, 14.9% for the Tier 1 capital ratio and 16.9% for the Total capital ratio.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2021
CET1 capital	$ 93,292	$ 93,292
Tier 1 capital	$102,580	$102,580
Tier 2 capital	$ 14,982	$ 12,625
Total capital	$117,562	$115,205
RWAs	$663,936	$672,061
CET1 capital ratio	14.1%	13.9%
Tier 1 capital ratio	15.5%	15.3%
Total capital ratio	17.7%	17.1%
As of December 2020
CET1 capital	$ 81,641	$ 81,641
Tier 1 capital	$ 92,730	$ 92,730
Tier 2 capital	$ 15,424	$ 13,279
Total capital	$108,154	$106,009
RWAs	$554,162	$609,750
CET1 capital ratio	14.7%	13.4%
Tier 1 capital ratio	16.7%	15.2%
Total capital ratio	19.5%	17.4%
In the table above
,
a
s permitted by the FRB, the firm elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, the firm elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both September 2021 and December 2020 would not have had a material impact on the firm’s capital ratios.

In the third quarter of 2021, based on regulatory feedback, the firm revised certain interpretations of the Capital Rules underlying the calculation of Standardized RWAs. These revisions were reflected in the firm’s capital ratios as of September 2021 and increased the firm’s Standardized RWAs by approximately $23 billion and reduced both the firm’s Standardized CET1 and Standardized Tier 1 capital ratios by 0.5 percentage points, and Standardized Total capital ratio by 0.7 percentage points as of September 2021. The following provides information about the impact of the RWA changes on prior periods:

•
As of June 2021, this change would have increased the firm’s Standardized RWAs of $621 billion by approximately $23 billion, which would have reduced the firm’s Standardized CET1 capital ratio of 14.4% by 0.5 percentage points, Standardized Tier 1 capital ratio of 15.9% by 0.6 percentage points and Standardized Total capital ratio of 18.3% by 0.7 percentage points.

•
As of March 2021, this change would have increased the firm’s Standardized RWAs of $595 billion by approximately $22 billion, which would have reduced the firm’s Standardized CET1 capital ratio of 14.3% by 0.5 percentage points, Standardized Tier 1 capital ratio of 15.9% by 0.6 percentage points and Standardized Total capital ratio of 18.4% by 0.7 percentage points.

•
As of December 2020, this change would have increased the firm’s Standardized RWAs of $554 billion by approximately $23 billion, which would have reduced the firm’s Standardized CET1 ratio of 14.7% by 0.6 percentage points, Standardized Tier 1 capital ratio of 16.7% by 0.6 percentage points and Standardized Total capital ratio of 19.5% by 0.8 percentage points.

•
As of September 2020, this change would have increased the firm’s Standardized RWAs of $535 billion by approximately $20 billion, which would have reduced the firm’s Standardized CET1 capital ratio of 14.5% by 0.5 percentage points, Standardized Tier 1 capital ratio of 16.6% by 0.6 percentage points and Standardized Total capital ratio of 19.6% by 0.7 percentage points.

Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to
G-SIBs.

Goldman Sachs September 2021 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	September 2021	December 2020
Tier 1 capital	$ 102,580	$ 92,730
Average total assets	$1,410,173	$1,152,785
Deductions from Tier 1 capital	(5,272)	(4,948)
Average adjusted total assets	1,404,901	1,147,837
Impact of SLR temporary amendment	–	(202,748)
Average off-balance sheet exposures	439,373	387,848
Total leverage exposure	$1,844,274	$1,332,937
Tier 1 leverage ratio	7.3%	8.1%
SLR	5.6%	7.0%
In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of CECL transition.

•
Impact of SLR temporary amendment represented the exclusion of average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB. The impact of this temporary amendment was an increase in the firm’s SLR by approximately 1.0 percentage points for the three months ended December 2020. The amendment permitting this exclusion expired on April 1, 2021.

•	Average off-balance sheet exposures represents the monthly average and consists of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	September 2021	December 2020
Common shareholders’ equity	$ 96,344	$ 84,729
Impact of CECL transition	1,059	1,126
Deduction for goodwill	(3,652)	(3,652)
Deduction for identifiable intangible assets	(478)	(601)
Other adjustments	19	39
CET1 capital	93,292	81,641
Preferred stock	9,953	11,203
Deduction for investments in covered funds	(662)	(106)
Other adjustments	(3)	(8)
Tier 1 capital	$102,580	$ 92,730
Standardized Tier 2 and Total capital
Tier 1 capital	$102,580	$ 92,730
Qualifying subordinated debt	12,044	12,196
Junior subordinated debt	94	188
Allowance for credit losses	2,896	3,095
Other adjustments	(52)	(55)
Standardized Tier 2 capital	14,982	15,424
Standardized Total capital	$117,562	$108,154
Advanced Tier 2 and Total capital
Tier 1 capital	$102,580	$ 92,730
Standardized Tier 2 capital	14,982	15,424
Allowance for credit losses	(2,896)	(3,095)
Other adjustments	539	950
Advanced Tier 2 capital	12,625	13,279
Advanced Total capital	$115,205	$106,009
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $674 million as of September 2021 and $680 million as of December 2020.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $19 million as of September 2021 and $29 million as of December 2020.

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

•
Junior subordinated debt is debt issued to a Trust. As of September 2021, 10% of this debt was included in Tier 2 capital and 90% was phased out of regulatory capital. As of December 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and will be fully phased out of Tier 2 capital by 2022. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

75	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2021
CET1 capital
Beginning balance	$ 81,641	$ 81,641
Change in:
Common shareholders’ equity	11,615	11,615
Impact of CECL transition	(67)	(67)
Deduction for identifiable intangible assets	123	123
Other adjustments	(20)	(20)
Ending balance	$ 93,292	$ 93,292
Tier 1 capital
Beginning balance	$ 92,730	$ 92,730
Change in:
CET1 capital	11,651	11,651
Deduction for investments in covered funds	(556)	(556)
Preferred stock	(1,250)	(1,250)
Other adjustments	5	5
Ending balance	102,580	102,580
Tier 2 capital
Beginning balance	15,424	13,279
Change in:
Qualifying subordinated debt	(152)	(152)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	(199)	–
Other adjustments	3	(408)
Ending balance	14,982	12,625
Total capital	$117,562	$115,205
Year Ended December 2020
CET1 capital
Beginning balance	$ 74,850	$ 74,850
Change in:
Common shareholders’ equity	5,667	5,667
Impact of CECL transition	1,126	1,126
Deduction for goodwill	(123)	(123)
Deduction for identifiable intangible assets	3	3
Other adjustments	118	118
Ending balance	$ 81,641	$ 81,641
Tier 1 capital
Beginning balance	$ 85,440	$ 85,440
Change in:
CET1 capital	6,791	6,791
Deduction for investments in covered funds	504	504
Other adjustments	(5)	(5)
Ending balance	92,730	92,730
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(651)	(651)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,293	–
Other adjustments	(47)	553
Ending balance	15,424	13,279
Total capital	$108,154	$106,009
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

Goldman Sachs September 2021 Form 10-Q	76

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
The firm’s positional losses observed on a single day did not exceed its 99%
one-day
regulatory VaR during the nine months ended September 2021 and exceeded its 99
%

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of September 2021
Credit RWAs
Derivatives	$147,590	$116,971
Commitments, guarantees and loans	222,978	178,086
Securities financing transactions	88,391	18,004
Equity investments	49,346	55,450
Other	74,325	91,181
Total Credit RWAs	582,630	459,692
Market RWAs
Regulatory VaR	12,733	12,733
Stressed VaR	40,922	40,922
Incremental risk	8,325	8,325
Comprehensive risk	3,292	3,292
Specific risk	16,034	16,034
Total Market RWAs	81,306	81,306
Total Operational RWAs	–	131,063
Total RWAs	$663,936	$672,061
As of December 2020
Credit RWAs
Derivatives	$120,292	$111,691
Commitments, guarantees and loans	176,501	151,587
Securities financing transactions	71,427	16,568
Equity investments	46,944	49,268
Other	70,274	83,599
Total Credit RWAs	485,438	412,713
Market RWAs
Regulatory VaR	14,913	14,913
Stressed VaR	31,978	31,978
Incremental risk	7,882	7,882
Comprehensive risk	1,758	1,758
Specific risk	12,193	12,193
Total Market RWAs	68,724	68,724
Total Operational RWAs	–	128,313
Total RWAs	$554,162	$609,750
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

77	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2021
RWAs
Beginning balance	$554,162	$609,750
Credit RWAs
Change in:
Derivatives	27,298	5,280
Commitments, guarantees and loans	46,477	26,499
Securities financing transactions	16,964	1,436
Equity investments	2,402	6,182
Other	4,051	7,582
Change in Credit RWAs	97,192	46,979
Market RWAs
Change in:
Regulatory VaR	(2,180)	(2,180)
Stressed VaR	8,944	8,944
Incremental risk	443	443
Comprehensive risk	1,534	1,534
Specific risk	3,841	3,841
Change in Market RWAs	12,582	12,582
Change in Operational RWAs	–	2,750
Ending balance	$663,936	$672,061
Year Ended December 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(614)	39,060
Commitments, guarantees and loans	(3,239)	17,131
Securities financing transactions	5,560	2,734
Equity investments	(9,870)	(12,624)
Other	(5,386)	5,333
Change in Credit RWAs	(13,549)	51,634
Market RWAs
Change in:
Regulatory VaR	5,980	5,980
Stressed VaR	1,067	1,067
Incremental risk	3,574	3,574
Comprehensive risk	365	567
Specific risk	(6,850)	(6,850)
Change in Market RWAs	4,136	4,338
Change in Operational RWAs	–	9,125
Ending balance	$554,162	$609,750
RWAs Rollforward Commentary
Nine Months Ended September
 2021.
Standardized Credit RWAs as of September 2021 increased by $97.19 billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity and revisions to certain interpretations of the Capital Rules underlying the RWA calculations based on regulatory feedback), an increase in derivatives (principally due to increased exposures) and an increase in securities financing transactions (principally due to increased exposures and revisions to certain interpretations of the Capital Rules noted above). Standardized Market RWAs as of September 2021 increased by $12.58 billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates) and an increase in specific risk (principally due to increased exposures to securitized products).
Advanced Credit RWAs as of September 2021 increased by $46.98 billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity), an increase in other credit RWAs (principally due to increased receivables exposures) and an increase in equity investments (principally due to increased exposures as a result of gains, partially offset by sales). Advanced Market RWAs as of September 2021 increased by $12.58 billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates) and an increase in specific risk (principally due to increased exposures to securitized products).
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

Goldman Sachs September 2021 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Bank Subsidiaries
Regulatory Capital Ratios.
GS Bank USA, the firm’s primary U.S. bank subsidiary, is an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated under the Capital Framework. On July 1, 2021, GS Bank USA acquired GSBE, a
non-U.S.
banking subsidiary of the firm, which is also subject to standalone regulatory capital requirements noted
 below. GS Bank USA is an Advanced approach banking organization under the Capital Framework. The Capital Framework includes the minimum risk-based capital and the capital conservation buffer requirements (consisting of a 2.5% buffer and the countercyclical capital buffer). The buffer must consist entirely of capital that qualifies as CET1 capital. In addition, the Capital Framework includes the leverage ratio requirement.
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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2021
CET1 capital	$ 40,811	$ 40,811
Tier 1 capital	$ 40,811	$ 40,811
Tier 2 capital	$ 6,259	$ 4,598
Total capital	$ 47,070	$ 45,409
RWAs	$343,033	$221,831
CET1 capital ratio	11.9%	18.4%
Tier 1 capital ratio	11.9%	18.4%
Total capital ratio	13.7%	20.5%
As of December 2020
CET1 capital	$ 34,687	$ 34,687
Tier 1 capital	$ 34,687	$ 34,687
Tier 2 capital	$ 6,312	$ 4,963
Total capital	$ 40,999	$ 39,650
RWAs	$280,877	$173,442
CET1 capital ratio	12.3%	20.0%
Tier 1 capital ratio	12.3%	20.0%
Total capital ratio	14.6%	22.9%
In the table above:

•
In accordance with the reporting requirements for business combinations of entities under common control, prior period amounts are presented as if the acquisition of GSBE by GS Bank USA had occurred at the beginning of 2020.

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both September 2021 and December 2020.

•
As permitted by the FRB, GS Bank USA elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase-in
the effects through January 2025. In addition, GS Bank USA elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both September 2021 and December 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

79	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•
The Standardized and Advanced risk-based capital ratios decreased from December 2020 to September 2021, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net capital contributions and net earnings.

•
In connection with the regulatory feedback the firm received in the third quarter of 2021, GS Bank USA revised certain interpretations of the Capital Rules underlying the calculation of Standardized RWAs, which increased GS Bank USA’s Standardized RWAs by approximately $10 billion and reduced GS Bank USA’s Standardized CET1, Standardized Tier 1 and Standardized Total capital ratios by 0.4 percentage points as of September 2021. As of December 2020, this change would have increased GS Bank USA’s Standardized RWAs of $281 billion by approximately $11 billion, which would have reduced GS Bank USA’s Standardized CET1 capital ratio of 12.3% by 0.4 percentage points, Standardized Tier 1 capital ratio of 12.3% by 0.4 percentage points and Standardized Total capital ratio of 14.6% by 0.6 percentage points.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	September 2021	December 2020
Tier 1 capital	$ 40,811	$ 34,687
Average adjusted total assets	$374,396	$310,690
Total leverage exposure	$608,770	$381,637
Tier 1 leverage ratio	10.9%	11.2%
SLR	6.7%	9.1%
In the table above:

•
In accordance with the reporting requirements for business combinations of entities under common control, prior period amounts are presented as if the acquisition of GSBE by GS Bank USA had occurred at the beginning of 2020.

•	Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.

•
Total leverage exposure, for the three months ended December 2020, excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. The impact of this temporary amendment was an increase in GS Bank USA’s SLR by approximately 2.4 percentage points for the three months ended December 2020. The amendment permitting this exclusion expired on April 1, 2021.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The firm’s principal
non-U.S.
bank subsidiaries, GSIB and GSBE, are also subject to regulatory capital requirements. GSIB is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA), and GSBE is directly supervised by the European Central Bank and by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism. As of both September 2021 and December 2020, GSIB and GSBE were in compliance with their regulatory capital requirements.
Other.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both September 2021 and December 2020, the reserve requirement ratio was zero percent. The amount deposited by GS Bank USA at the Federal Reserve was $100.93 billion as of September 2021 and $52.71 billion as of December 2020.
Restrictions on Payments
Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. These limitations include provisions of applicable law and regulations and other regulatory restrictions that limit the ability of those subsidiaries to declare and pay dividends without prior regulatory approval. For example, the amount of dividends that may be paid by GS Bank USA are limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. As a result of dividends paid in connection with the acquisition of GSBE in July 2021, GS Bank USA cannot currently declare any additional dividends without prior regulatory approval.
In addition, subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax and legal guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk.
Group Inc.’s equity investment in subsidiaries was $114.93 billion as of September 2021 and $103.80 billion as of December 2020, of which Group Inc. was required to maintain $83.57 billion as of September 2021 and $63.68 billion as of December 2020, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.
Goldman Sachs September 2021 Form 10-Q	80

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
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September

in millions, except per share amounts	2021	2020	2021	2020
Net earnings to common	$5,284	$3,233	$17,342	$4,553
Weighted average basic shares	348.3	355.9	351.8	356.5
Effect of dilutive RSUs	5.6	4.0	5.1	3.5
Weighted average diluted shares	353.9	359.9	356.9	360.0
Basic EPS	$15.14	$ 9.07	$ 49.23	$12.71
Diluted EPS	$14.93	$ 8.98	$ 48.59	$12.65
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.03 for the three months ended September 2021, $0.01 for the three months ended September 2020, $0.07 for the nine months ended September 2021 and $0.06 for the nine months ended September 2020.

•
Diluted EPS does not include antidilutive RSUs of approximately 0.1 million for each of the three months ended September 2021, three months ended September 2020 and nine months ended September 2020, and approximately 0.2 million for the nine months ended September 2021.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Fees earned from funds	$1,046	$816	$2,647	$2,541

	As of

$ in millions	September 2021	December 2020
Fees receivable from funds	$1,021	$ 803
Aggregate carrying value of interests in funds	$5,372	$5,068
The firm may periodically determine to waive certain management fees on selected money market funds to enhance the yield for investors in these funds. Management fees waived were $156 million for the three months ended September 2021, $26 million for the three months ended September 2020, $422 million for the nine months ended September 2021 and $57 million for the nine months ended September 2020.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which none were outstanding as of September 2021 and $321 million were outstanding as of December 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. Group Inc. provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.

81	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds of $87 million as of both September 2021 and December 2020. The firm has voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. Except as noted above, the firm has not provided any additional financial support to its affiliated funds during either the nine months ended September 2021 or the year ended December 2020.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Deposits with banks	$ (13)	$ 11	$ (9)	$ 234
Collateralized agreements	(220)	(67)	(651)	451
Trading assets	1,230	1,176	3,553	4,006
Investments	358	404	1,243	1,196
Loans	1,363	1,153	3,878	3,691
Other interest	399	255	1,096	1,138
Total interest income	3,117	2,932	9,110	10,716
Deposits	319	505	978	1,982
Collateralized financings	33	50	41	570
Trading liabilities	495	345	1,240	931
Short-term borrowings	115	124	433	423
Long-term borrowings	843	981	2,477	3,217
Other interest	(252)	(157)	(734)	252
Total interest expense	1,553	1,848	4,435	7,375
Net interest income	$1,564	$1,084	$4,675	$ 3,341
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.
•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs September 2021 Form 10-Q	82

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of September 2021
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2016
Hong Kong	2015
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2021. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2017 has been completed and the final resolution is not expected to have a material impact on the effective tax rate. The 2018 through 2020 tax years remain subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during 2021.
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

83	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Investment Banking
Non-interest revenues	$ 3,599	$ 1,904	$10,755	$ 6,614
Net interest income	101	65	325	196
Total net revenues	3,700	1,969	11,080	6,810
Provision for credit losses	41	171	(229)	1,612
Operating expenses	1,343	1,067	5,161	4,940
Pre-tax earnings	$ 2,316	$ 731	$ 6,148	$ 258
Net earnings	$ 1,831	$ 469	$ 4,942	$ 184
Net earnings to common	$ 1,818	$ 452	$ 4,890	$ 133
Average common equity	$10,346	$11,271	$10,201	$11,251
Return on average common equity	70.3%	16.0%	63.9%	1.6%
Global Markets
Non-interest revenues	$ 4,943	$ 4,093	$16,121	$15,292
Net interest income	668	460	1,971	1,600
Total net revenues	5,611	4,553	18,092	16,892
Provision for credit losses	(24)	(15)	(30)	236
Operating expenses	2,794	2,542	10,352	10,568
Pre-tax earnings	$ 2,841	$ 2,026	$ 7,770	$ 6,088
Net earnings	$ 2,244	$ 1,904	$ 6,246	$ 4,346
Net earnings to common	$ 2,190	$ 1,816	$ 6,041	$ 4,085
Average common equity	$46,959	$39,960	$44,067	$40,542
Return on average common equity	18.7%	18.2%	18.3%	13.4%
Asset Management
Non-interest revenues	$ 2,174	$ 2,717	$11,619	$ 4,626
Net interest income	105	51	406	147
Total net revenues	2,279	2,768	12,025	4,773
Provision for credit losses	10	70	(2)	420
Operating expenses	823	1,358	4,656	3,888
Pre-tax earnings	$ 1,446	$ 1,340	$ 7,371	$ 465
Net earnings	$ 1,115	$ 858	$ 5,925	$ 332
Net earnings to common	$ 1,096	$ 839	$ 5,853	$ 273
Average common equity	$25,788	$19,989	$25,294	$20,332
Return on average common equity	17.0%	16.8%	30.9%	1.8%
Consumer & Wealth Management
Non-interest revenues	$ 1,328	$ 983	$ 3,530	$ 2,946
Net interest income	690	508	1,973	1,398
Total net revenues	2,018	1,491	5,503	4,344
Provision for credit losses	148	52	274	537
Operating expenses	1,631	1,237	4,499	3,680
Pre-tax earnings	$ 239	$ 202	$ 730	$ 127
Net earnings	$ 188	$ 136	$ 587	$ 91
Net earnings to common	$ 180	$ 126	$ 558	$ 62
Average common equity	$10,740	$ 8,519	$10,475	$ 7,715
Return on average common equity	6.7%	5.9%	7.1%	1.1%
Total
Non-interest revenues	$12,044	$ 9,697	$42,025	$29,478
Net interest income	1,564	1,084	4,675	3,341
Total net revenues	13,608	10,781	46,700	32,819
Provision for credit losses	175	278	13	2,805
Operating expenses	6,591	6,204	24,668	23,076
Pre-tax earnings	$ 6,842	$ 4,299	$22,019	$ 6,938
Net earnings	$ 5,378	$ 3,367	$17,700	$ 4,953
Net earnings to common	$ 5,284	$ 3,233	$17,342	$ 4,553
Average common equity	$93,833	$79,739	$90,037	$79,840
Return on average common equity	22.5%	16.2%	25.7%	7.6%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

•
The allocation of common equity among the firm’s segments for both the three and nine months ended September 2021 reflected updates to the firm’s attributed equity framework (effective January 1, 2021) to incorporate the impact of the SCB rule and the firm’s SCB of 6.6%, which became effective on October 1, 2020 under the Standardized Approach. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of the firm’s segments that occurred during both the three and nine months ended September 2021. See Note 20 for information about the firm’s updated SCB, which became effective on October 1, 2021.

The table below presents depreciation and amortization expense by segment.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Investment Banking	$ 50	$ 46	$ 144	$ 128
Global Markets	209	160	571	440
Asset Management	153	170	539	553
Consumer & Wealth Management	97	92	273	283
Total	$509	$468	$1,527	$1,404

Goldman Sachs September 2021 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Assets
The table below presents assets by segment.

	As of

$ in millions	September 2021	December 2020
Investment Banking	$ 141,580	$ 116,242
Global Markets	1,077,437	844,606
Asset Management	94,063	95,751
Consumer & Wealth Management	130,150	106,429
Total	$1,443,230	$1,163,028
The table below presents gross loans by segment and loan type, and allowance for loan losses by segment.

	As of

$ in millions	September 2021	December 2020
Investment Banking
Corporate	$ 27,346	$ 27,866
Loans, gross	27,346	27,866
Allowance for loan losses	(918)	(1,322)
Loans	26,428	26,544
Global Markets
Corporate	19,349	13,248
Real estate	26,641	16,915
Other	5,601	3,499
Loans, gross	51,591	33,662
Allowance for loan losses	(424)	(448)
Loans	51,167	33,214
Asset Management
Corporate	7,412	7,545
Real estate	8,425	9,125
Other	707	675
Loans, gross	16,544	17,345
Allowance for loan losses	(752)	(787)
Loans	15,792	16,558
Consumer & Wealth Management
Wealth management	41,775	33,023
Installment	3,449	3,823
Credit cards	6,251	4,270
Loans, gross	51,475	41,116
Allowance for loan losses	(1,238)	(1,317)
Loans	50,237	39,799
Total
Loans, gross	146,956	119,989
Allowance for loan losses	(3,332)	(3,874)
Loans	$ 143,624	$ 116,115
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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2021		2020
Three Months Ended September
Americas	$ 8,169	60%	$ 6,873	64%
EMEA	3,394	25%	2,470	23%
Asia	2,045	15%	1,438	13%
Total net revenues	$13,608	100%	$10,781	100%
Americas	$ 4,004	59%	$ 2,926	68%
EMEA	1,922	28%	935	22%
Asia	916	13%	438	10%
Total pre-tax earnings	$ 6,842	100%	$ 4,299	100%
Nine Months Ended September
Americas	$28,951	62%	$20,333	62%
EMEA	11,585	25%	8,031	24%
Asia	6,164	13%	4,455	14%
Total net revenues	$46,700	100%	$32,819	100%
Americas	$13,484	61%	$ 5,330	77%
EMEA	6,012	27%	1,937	28%
Asia	2,523	12%	(329)	(5)%
Total pre-tax earnings	$22,019	100%	$ 6,938	100%
In the table above:

•	Asia pre-tax earnings for the nine months ended September 2020 were impacted by net provisions for litigation and regulatory proceedings.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.

85	Goldman Sachs September 2021 Form 10-Q

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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	September 2021	December 2020
U.S. government and agency obligations	$147,262	$187,009
Percentage of total assets	10.2%	16.1%
Non-U.S. government and agency obligations	$ 58,520	$ 59,580
Percentage of total assets	4.1%	5.1%
In addition, the firm had $171.94 billion as of September 2021 and $116.63 billion as of December 2020 of cash deposits held at central banks (included in cash and cash equivalents), of which $100.93 billion as of September 2021 and $52.71 billion as of December 2020 was held at the Federal Reserve.
As of both September 2021 and December 2020, the firm did not have credit exposure to any other counterparty that exceeded
2
% of total assets.
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
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of

$ in millions	September 2021	December 2020
U.S. government and agency obligations	$109,643	$60,158
Non-U.S. government and agency obligations	$120,984	$68,001
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K. and Japan.

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

Goldman Sachs September 2021 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2021 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.8 billion in excess of the aggregate reserves for such matters.
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
The firm has received multiple demands, beginning in November 2018, from alleged shareholders under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures. On December 13, 2019, an alleged shareholder filed a lawsuit in the Court of Chancery of the State of Delaware seeking books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures. The lawsuit was dismissed without prejudice on August 4, 2021.

87	Goldman Sachs September 2021 Form 10-Q

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
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification. On June 21, 2021, the United States Supreme Court vacated the judgment of the Second Circuit and remanded the case for further proceedings, and on August 26, 2021, the Second Circuit vacated the district court’s grant of class certification and remanded the case for further proceedings.
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
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and GSI, GSIB, Goldman Sachs Group UK Limited and GS Bank USA are among the defendants in an action filed in the High Court of England and Wales on November 11, 2020, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The claim in the English action is for breaches of English and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading.

Goldman Sachs September 2021 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The complaint generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate
 auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act against certain defendants other than GS&Co. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On October 13, 2021, the defendants filed a motion to dismiss the complaint.
Banco Espirito Santo S.A. and Oak Finance
Beginning in February 2015, GSI commenced actions against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the Bank of Portugal (BoP) in Portuguese Administrative Court in response to BoP’s decisions in December 2014, September 2015 and December 2015 to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In July 2018, the English Supreme Court found that the English courts did not yet have jurisdiction over GSI’s action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation
 Committee.
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
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters, including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. The complaint seeks rescission and compensatory damages in unspecified amounts.
Group Inc. is also a defendant in three putative securities class actions filed on October 12, 2021, October 20, 2021 and October 26, 2021, respectively, in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Vipshop Holdings Ltd. (Vipshop) (in the case of the first action), GSX Techedu Inc. (Gaotu) (in the case of the second action), and Tencent Music Entertainment Group (Tencent) (in the case of the third action) based on material nonpublic information regarding the liquidation of Archegos’ position in Vipshop, Gaotu and Tencent, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages.
Underwriting Litigation
Firm affiliates are among the defendants in a number of proceedings in connection with securities offerings. In these proceedings, including those described below, the plaintiffs assert class action or individual claims under federal and state securities laws and in some cases other applicable laws, allege that the offering documents for the securities that they purchased contained material misstatements and omissions, and generally seek compensatory and rescissory damages in unspecified amounts, as well as rescission. Certain of these proceedings involve additional allegations.

89	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On June 26, 2020, the court dismissed the amended complaint in the state court action, and on September 4, 2020, plaintiffs moved for leave to file a consolidated amended complaint. Plaintiffs in the district court action filed a second amended complaint on October 7, 2020. On February 16, 2021, the parties reached a settlement in principle. On July 26, 2021, the plaintiffs filed a motion in the state court for preliminary approval of the settlement. Under the terms of the settlement, the firm will not be required to contribute to the settlement.
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October 1, 2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied.
Alnylam Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 12, 2019 in New York Supreme Court, County of New York, relating to Alnylam Pharmaceuticals, Inc.’s (Alnylam) $805 million November 2017 public offering of common stock. In addition to the underwriters, the defendants include Alnylam and certain of its officers and directors. GS&Co. underwrote 2,576,000 shares of common stock representing an aggregate offering price of approximately $322 million. On October 30, 2020, the court denied the defendants’ motion to dismiss the amended complaint filed on November 7, 2019. On February 22, 2021, the plaintiffs moved for class certification. On April 29, 2021, the Appellate Division of the Supreme Court of the State of New York for the First Department denied defendants’ appeal of the New York Supreme Court’s denial of the defendants’ motion to dismiss the amended complaint, except with respect to one of the plaintiffs’ claims against Alnylam’s officers and directors. On August 31, 2021, the parties reached a settlement in principle. Under the terms of the settlement in principle, the firm will not be required to contribute to the settlement.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On March 22, 2021, the defendants’ motion to dismiss the New York state court action was granted and the plaintiffs have filed a notice of appeal. On July 7, 2021, the court in the federal action granted in part and denied in part defendants’ motion to dismiss the consolidated complaint. On August 16, 2021, the plaintiffs in the federal action filed an amended consolidated complaint.

Goldman Sachs September 2021 Form 10-Q	90

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
Skillz Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on October 8, 2021 in the U.S. District Court for the Northern District of California relating to Skillz Inc.’s (Skillz) approximately $883 million March 2021 public offering of common stock. In addition to the underwriters, the defendants include Skillz and certain of its officers and directors. GS&Co. underwrote 8,832,000 shares of common stock representing an aggregate offering price of approximately $212 million.
ContextLogic, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 in the U.S. District Court for the Northern District of California, relating to ContextLogic, Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million.
DiDi Global Inc.
Goldman Sachs (Asia) L.L.C.
 (GS Asia)
is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS

Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice.
Vroom Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on October 4, 2021 in the U.S. District Court for the Southern District of New York relating to Vroom Inc.’s (Vroom) approximately $589 million September 2020 public offering of common stock. In addition to the underwriters, the defendants include Vroom and certain of its officers and directors. GS&Co. underwrote 3,886,819 shares of common stock representing an aggregate offering price of approximately $212 million.
Zymergen Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial
public
offering of common stock. In addition to the underwriters, the defendants include Zymergen and certain of its officers and directors. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million.
Waterdrop Inc.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 14, 2021 in the U.S. District Court for the Southern District of New York relating to Waterdrop Inc.’s (Waterdrop) $360 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Waterdrop and certain of its officers and directors. GS Asia underwrote 15,300,000 ADS representing an aggregate offering price of approximately $184 million.

91	Goldman Sachs September 2021 Form 10-Q

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
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. are among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. The plaintiffs in the putative class action moved for class certification on February 22, 2021. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted. On October 25, 2021, the plaintiff in the second individual action appealed to the Second Circuit Court of Appeals.
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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 4, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 4, 2021 amended consolidated complaint.
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

Goldman Sachs September 2021 Form 10-Q	92

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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice.
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

93	Goldman Sachs September 2021 Form 10-Q

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
On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the Second Circuit Court of Appeals denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief. On March 26, 2020, the Magistrate Judge in the district court granted in part a motion to compel arbitration as to class members who are parties to certain agreements with Group Inc. and/or GS&Co. in which they agreed to arbitrate employment-related disputes. On April 16, 2020, plaintiffs submitted objections to the Magistrate Judge’s order and defendants submitted conditional objections in the event that the district judge overturned any portion of the Magistrate Judge’s order. On July 22, 2021, defendants filed a motion to decertify the class. On August 9, 2021, plaintiffs filed a motion for partial summary judgment as to a portion of a disparate impact claim, and defendants filed a motion for summary judgment as to plaintiff’s disparate impact and treatment claims. On September 15, 2021, the district court affirmed the decision of the Magistrate Judge to compel arbitration.
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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs September 2021 Form 10-Q	94

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2021, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and nine month periods ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
October 29, 2021

95	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Assets
U.S.	$ 111,594	$ 55,851	$ 99,735	$ 55,314
Non-U.S.	113,906	72,055	93,179	68,199
Deposits with banks	225,500	127,906	192,914	123,513
U.S.	220,289	133,473	201,353	136,144
Non-U.S.	148,367	117,093	133,384	122,170
Collateralized agreements	368,656	250,566	334,737	258,314
U.S.	165,341	210,276	173,691	200,618
Non-U.S.	135,757	129,300	135,784	118,373
Trading assets	301,098	339,576	309,475	318,991
U.S.	70,566	60,650	69,849	52,840
Non-U.S.	18,658	17,554	18,660	17,150
Investments	89,224	78,204	88,509	69,990
U.S.	112,818	93,058	103,414	95,200
Non-U.S.	21,652	19,433	21,406	18,675
Loans	134,470	112,491	124,820	113,875
U.S.	98,929	56,252	93,677	53,966
Non-U.S.	55,161	44,026	54,459	44,700
Other interest-earning assets	154,090	100,278	148,136	98,666
Interest-earning assets	1,273,038	1,009,021	1,198,591	983,349
Cash and due from banks	9,569	10,418	11,053	10,687
Other non-interest-earning assets	126,506	120,849	129,226	114,444
Assets	$1,409,113	$1,140,288	$1,338,870	$1,108,480
Liabilities
U.S.	$ 239,996	$ 205,202	$ 220,106	$ 183,925
Non-U.S.	75,853	54,819	71,420	51,863
Interest-bearing deposits	315,849	260,021	291,526	235,788
U.S.	111,012	72,344	106,427	75,744
Non-U.S.	82,501	32,435	68,522	34,972
Collateralized financings	193,513	104,779	174,949	110,716
U.S.	68,803	47,664	71,691	41,063
Non-U.S.	76,562	58,180	73,154	53,264
Trading liabilities	145,365	105,844	144,845	94,327
U.S.	31,248	32,920	33,993	34,811
Non-U.S.	34,097	22,475	35,492	20,528
Short-term borrowings	65,345	55,395	69,485	55,339
U.S.	224,645	199,900	213,048	200,563
Non-U.S.	30,577	32,624	29,357	30,892
Long-term borrowings	255,222	232,524	242,405	231,455
U.S.	143,807	123,990	134,356	131,000
Non-U.S.	88,103	65,005	82,522	64,910
Other interest-bearing liabilities	231,910	188,995	216,878	195,910
Interest-bearing liabilities	1,207,204	947,558	1,140,088	923,535
Non-interest-bearing deposits	5,822	6,931	6,120	6,555
Other non-interest-bearing liabilities	92,488	94,857	92,997	87,347
Liabilities	1,305,514	1,049,346	1,239,205	1,017,437
Shareholders’ equity
Preferred stock	9,766	11,203	9,628	11,203
Common stock	93,833	79,739	90,037	79,840
Shareholders’ equity	103,599	90,942	99,665	91,043
Liabilities and shareholders’ equity	$1,409,113	$1,140,288	$1,338,870	$1,108,480
Percentage attributable to non-U.S. operations
Interest-earning assets	38.77%	39.59%	38.12%	39.59%
Interest-bearing liabilities	32.11%	28.02%	31.62%	27.77%

	Interest for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Assets
U.S.	$ 46	$ 24	$ 101	$ 201
Non-U.S.	(59)	(13)	(110)	33
Deposits with banks	(13)	11	(9)	234
U.S.	(85)	3	(254)	456
Non-U.S.	(135)	(70)	(397)	(5)
Collateralized agreements	(220)	(67)	(651)	451
U.S.	747	805	2,185	2,794
Non-U.S.	483	371	1,368	1,212
Trading assets	1,230	1,176	3,553	4,006
U.S.	210	261	792	826
Non-U.S.	148	143	451	370
Investments	358	404	1,243	1,196
U.S.	1,139	949	3,215	3,093
Non-U.S.	224	204	663	598
Loans	1,363	1,153	3,878	3,691
U.S.	329	210	909	850
Non-U.S.	70	45	187	288
Other interest-earning assets	399	255	1,096	1,138
Interest-earning assets	$3,117	$2,932	$9,110	$10,716
Liabilities
U.S.	$ 265	$ 411	$ 822	$ 1,628
Non-U.S.	54	94	156	354
Interest-bearing deposits	319	505	978	1,982
U.S.	50	47	109	504
Non-U.S.	(17)	3	(68)	66
Collateralized financings	33	50	41	570
U.S.	214	119	479	346
Non-U.S.	281	226	761	585
Trading liabilities	495	345	1,240	931
U.S.	103	111	391	392
Non-U.S.	12	13	42	31
Short-term borrowings	115	124	433	423
U.S.	823	948	2,413	3,122
Non-U.S.	20	33	64	95
Long-term borrowings	843	981	2,477	3,217
U.S.	(188)	(159)	(608)	106
Non-U.S.	(64)	2	(126)	146
Other interest-bearing liabilities	(252)	(157)	(734)	252
Interest-bearing liabilities	$1,553	$1,848	$4,435	$ 7,375
Net interest income
U.S.	$1,119	$ 775	$3,342	$ 2,122
Non-U.S.	445	309	1,333	1,219
Net interest income	$1,564	$1,084	$4,675	$ 3,341

Goldman Sachs September 2021 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended September		Nine Months Ended September

	2021	2020	2021	2020
Assets
U.S.	0.16%	0.17%	0.14%	0.49%
Non-U.S.	(0.21)%	(0.07)%	(0.16)%	0.06%
Deposits with banks	(0.02)%	0.03%	(0.01)%	0.25%
U.S.	(0.15)%	0.01%	(0.17)%	0.45%
Non-U.S.	(0.36)%	(0.24)%	(0.40)%	(0.01)%
Collateralized agreements	(0.24)%	(0.11)%	(0.26)%	0.23%
U.S.	1.79%	1.52%	1.68%	1.86%
Non-U.S.	1.41%	1.14%	1.35%	1.37%
Trading assets	1.62%	1.38%	1.53%	1.68%
U.S.	1.18%	1.71%	1.52%	2.09%
Non-U.S.	3.15%	3.24%	3.23%	2.88%
Investments	1.59%	2.06%	1.88%	2.28%
U.S.	4.01%	4.06%	4.16%	4.34%
Non-U.S.	4.10%	4.18%	4.14%	4.28%
Loans	4.02%	4.08%	4.15%	4.33%
U.S.	1.32%	1.49%	1.30%	2.10%
Non-U.S.	0.50%	0.41%	0.46%	0.86%
Other interest-earning assets	1.03%	1.01%	0.99%	1.54%
Interest-earning assets	0.97%	1.16%	1.02%	1.46%
Liabilities
U.S.	0.44%	0.80%	0.50%	1.18%
Non-U.S.	0.28%	0.68%	0.29%	0.91%
Interest-bearing deposits	0.40%	0.77%	0.45%	1.12%
U.S.	0.18%	0.26%	0.14%	0.89%
Non-U.S.	(0.08)%	0.04%	(0.13)%	0.25%
Collateralized financings	0.07%	0.19%	0.03%	0.69%
U.S.	1.23%	0.99%	0.89%	1.13%
Non-U.S.	1.46%	1.55%	1.39%	1.47%
Trading liabilities	1.35%	1.30%	1.14%	1.32%
U.S.	1.31%	1.34%	1.54%	1.50%
Non-U.S.	0.14%	0.23%	0.16%	0.20%
Short-term borrowings	0.70%	0.89%	0.83%	1.02%
U.S.	1.45%	1.89%	1.51%	2.08%
Non-U.S.	0.26%	0.40%	0.29%	0.41%
Long-term borrowings	1.31%	1.68%	1.37%	1.86%
U.S.	(0.52)%	(0.51)%	(0.61)%	0.11%
Non-U.S.	(0.29)%	0.01%	(0.20)%	0.30%
Other interest-bearing liabilities	(0.43)%	(0.33)%	(0.45)%	0.17%
Interest-bearing liabilities	0.51%	0.78%	0.52%	1.07%
Interest rate spread	0.46%	0.38%	0.50%	0.39%
U.S.	0.57%	0.51%	0.60%	0.48%
Non-U.S.	0.36%	0.31%	0.39%	0.42%
Net yield on interest-earning assets	0.49%	0.43%	0.52%	0.45%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•	Other interest-earning assets primarily consists of receivables from customers and counterparties.

•	Collateralized financings consists of securities sold under agreements to repurchase and securities loaned.

•	Substantially all of the other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

97	Goldman Sachs September 2021 Form 10-Q

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
Group Inc. is a bank holding company (BHC) and a financial holding company regulated by the Board of Governors of the Federal Reserve System (FRB).
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on
Form 10-K
for the year ended December 31, 2020. References to “the 2020
Form 10-K”
are to our Annual Report on
Form 10-K
for the year ended December 31, 2020. References to “this
Form 10-Q”
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended September 30, 2021. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to September 2021, June 2021 and September 2020 refer to our periods ended, or the dates, as the context requires, September 30, 2021, June 30, 2021 and September 30, 2020, respectively. All references to December 2020 refer to the date December 31, 2020. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Executive Overview
Three Months Ended September 2021 versus September 2020.
We generated net earnings of $5.38 billion for the third quarter of 2021, an increase of 60% compared with $3.37 billion for the third quarter of 2020. Diluted earnings per common share (EPS) was $14.93 for the third quarter of 2021, an increase of 66% compared with $8.98 for the third quarter of 2020. Annualized return on average common shareholders’ equity (ROE) was 22.5% for the third quarter of 2021, compared with 16.2% for the third quarter of 2020. Book value per common share was $277.25 as of September 2021, 4.7% higher compared with June 2021 and 17.4% higher compared with December 2020.
Net revenues were $13.61 billion for the third quarter of 2021, 26% higher than the third quarter of 2020, due to significantly higher net revenues in Investment Banking, primarily reflecting strong Financial advisory and Underwriting net revenues, in Global Markets, reflecting significantly higher net revenues in Equities, and in Consumer & Wealth Management, reflecting growth in both Wealth management and Consumer banking net revenues. These increases were partially offset by lower net revenues in Asset Management, primarily driven by significantly lower net revenues in Equity investments.
Provision for credit losses was $175 million for the third quarter of 2021, compared with $278 million for the third quarter of 2020. The third quarter of 2021 primarily reflected provisions related to portfolio growth (primarily in credit cards), while the third quarter of 2020 reflected reserve increases from individual impairments related to wholesale loans and growth in credit card loans, partially offset by reserve reductions from paydowns on corporate lines of credit and consumer installment loans.
Operating expenses were $6.59 billion for the third quarter of 2021, 6% higher than the third quarter of 2020, due to higher technology expenses, professional fees, transaction based expenses and market development expenses, partially offset by significantly lower net provisions for litigation and regulatory proceedings. Our efficiency ratio (total operating expenses divided by total net revenues) for the third quarter of 2021 was 48.4%, compared with 57.5% for the third quarter of 2020.

Goldman Sachs September 2021 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

During the third quarter of 2021, we returned $1.70 billion of capital to common shareholders, including $1.00 billion of common stock repurchases and $700 million of common stock dividends. As of September 2021, our Common Equity Tier 1 (CET1) capital ratio was 14.1% under the Standardized Capital Rules and 13.9% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
We announced two strategic acquisitions during the quarter, the pending acquisition of NN Investment Partners in our Asset Management business and the pending acquisition of GreenSky, Inc. (GreenSky) in our Consumer banking business. These acquisitions accelerate our strategy to drive higher, more durable returns, and both acquisitions are expected to close by the end of the first quarter of 2022.
Nine Months Ended September 2021 versus September 2020.
We generated net earnings of $17.70 billion for the first nine months of 2021, significantly higher compared with $4.95 billion for the first nine months of 2020. Diluted EPS was $48.59 for the first nine months of 2021, significantly higher compared with $12.65 for the first nine months of 2020. Annualized ROE was 25.7% for the first nine months of 2021, compared with 7.6% for the first nine months of 2020.
In the first nine months of 2020, net provisions for litigation and regulatory proceedings reduced diluted EPS by $9.46 and annualized ROE by 5.5 percentage points.
Net revenues were $46.70 billion for the first nine months of 2021, 42% higher than the first nine months of 2020, reflecting higher net revenues across all segments. Net revenues were significantly higher in Asset Management, primarily reflecting strong Equity investments and Lending and debt investments net revenues, in Investment Banking, primarily reflecting strong Financial advisory and Underwriting net revenues, and in Consumer & Wealth Management, reflecting growth in both Wealth management and Consumer banking net revenues. Net revenues were higher in Global Markets, reflecting strong net revenues in Equities, partially offset by lower net revenues in Fixed Income, Currency and Commodities (FICC) compared with a strong prior year period.
Provision for credit losses was $13 million for the first nine months of 2021, compared with $2.81 billion for the first nine months of 2020. The first nine months of 2021 included provisions related to portfolio growth (primarily in credit cards, including provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio), largely offset by reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions in the first nine months of 2020 as a result of the coronavirus
(COVID-19)
pandemic.
Operating expenses were $24.67 billion for the first nine months of 2021, 7% higher than the first nine months of 2020, reflecting significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by lower non-compensation
expenses. Within
non-compensation
expenses, net provisions for litigation and regulatory proceedings were significantly lower, partially offset by higher transaction based expenses and higher technology expenses. Our efficiency ratio for the first nine months of 2021 was 52.8%, compared with 70.3% for the first nine months of 2020. In the first nine months of 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 10.3 percentage points.
During the first nine months of 2021, we returned $6.29 billion of capital to common shareholders, including $4.70 billion of common stock repurchases and $1.59 billion of common stock dividends.
Business Environment
In the third quarter of 2021, the global economy continued its recovery amid solid fundamentals in the current operating environment, but there was emerging uncertainty around a number of factors. On the positive side, fiscal and monetary policy remained accommodative and
COVID-19
vaccination rates continued to rise around the world. However, inflationary pressures alongside supply chain complications and the lack of progress on U.S. economic policy, including discussions on infrastructure investment, the federal debt ceiling and tax increases, were concerns during the quarter. Within the context of this environment, global equity markets remained stable and near all-time
highs, long-term government bond yields were higher and market volatility was generally range-bound.
Despite broad improvements in the overall economy since the initial impact of the
COVID-19
pandemic, uncertainty remains on the pace of the recovery going forward, reflecting concerns about virus resurgence from the Delta variant and other virus mutations, vaccine distribution and vaccination rates, inflation, supply chain complications, and geopolitical risks. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

99	Goldman Sachs September 2021 Form 10-Q

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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.6% as of September 2021, 1.8% as of June 2021 and 2.3% as of December 2020, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

Goldman Sachs September 2021 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	Calibration to Market Comparables. Market-based transactions are used to corroborate the valuation of positions with similar characteristics, risks and components.

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

101	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September

$ in millions, except per share amounts	2021	2020	2021	2020
Net revenues	$13,608	$10,781	$46,700	$32,819
Pre-tax earnings	$ 6,842	$ 4,299	$22,019	$ 6,938
Net earnings	$ 5,378	$ 3,367	$17,700	$ 4,953
Net earnings to common	$ 5,284	$ 3,233	$17,342	$ 4,553
Diluted EPS	$ 14.93	$ 8.98	$ 48.59	$ 12.65
ROE	22.5%	16.2%	25.7%	7.6%
ROTE	23.8%	17.3%	27.2%	8.1%
Net earnings to average assets	1.5%	1.2%	1.8%	0.6%
Return on average shareholders’ equity	20.8%	14.8%	23.7%	7.3%
Average equity to average assets	7.4%	8.0%	7.4%	8.2%
Dividend payout ratio	13.4%	13.9%	9.3%	29.6%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	ROE, return on average tangible common shareholders’ equity (ROTE), net earnings to average assets and return on average shareholders’ equity are annualized amounts.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.

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

	Average for the

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Total shareholders’ equity	$103,599	$90,942	$99,665	$91,043
Preferred stock	(9,766)	(11,203)	(9,628)	(11,203)
Common shareholders’ equity	93,833	79,739	90,037	79,840
Goodwill	(4,331)	(4,230)	(4,332)	(4,210)
Identifiable intangible assets	(510)	(605)	(558)	(615)
Tangible common shareholders’ equity	$ 88,992	$74,904	$85,147	$75,015
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Investment banking	$ 3,548	$ 1,934	$10,564	$ 6,409
Investment management	2,139	1,689	5,840	5,092
Commissions and fees	860	804	2,766	2,699
Market making	3,929	3,327	13,096	12,796
Other principal transactions	1,568	1,943	9,759	2,482
Total non-interest revenues	12,044	9,697	42,025	29,478
Interest income	3,117	2,932	9,110	10,716
Interest expense	1,553	1,848	4,435	7,375
Net interest income	1,564	1,084	4,675	3,341
Total net revenues	$13,608	$10,781	$46,700	$32,819
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

103	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the third quarter of 2021, continued economic recovery and continued monetary and fiscal support from central banks and governments globally, along with solid fundamentals in the current operating environment, provided a stable backdrop for our business activities. These factors contributed to stable equity markets, strong investment banking activity levels, and solid market-making activity levels.
If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective (including due to new variants or complications with vaccine distribution), it may lead to a decline in global equity markets, a decline in investment banking activity levels, and a decline in market-making activity levels, and net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended September 2021 versus September 2020.
Net revenues in the consolidated statements of earnings were $13.61 billion for the third quarter of 2021, 26% higher than the third quarter of 2020, primarily reflecting significantly higher investment banking revenues, net interest income and investment management revenues, and higher market making revenues, partially offset by lower other principal transactions revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $3.55 billion for the third quarter of 2021, 83% higher than the third quarter of 2020, due to significantly higher revenues in financial advisory, reflecting an increase in completed mergers and acquisitions volumes, in equity underwriting, primarily driven by private placements, convertible offerings and initial public offerings, and in debt underwriting, reflecting an increase in leveraged finance activity.
Investment management revenues in the consolidated statements of earnings were $2.14 billion for the third quarter of 2021, 27% higher than the third quarter of 2020, primarily due to significantly higher incentive fees, driven by harvesting, and higher management and other fees, reflecting the impact of higher average assets under supervision (AUS), partially offset by higher fee waivers on money market funds.
Commissions and fees in the consolidated statements of earnings were $860 million for the third quarter of 2021, 7% higher than the third quarter of 2020, primarily reflecting an increase in our listed cash equity volumes in Asia, generally consistent with market volumes in the region.
Market making revenues in the consolidated statements of earnings were $3.93 billion for the third quarter of 2021, 18% higher than the third quarter of 2020, primarily due to significantly higher net revenues in equity products and commodities, partially offset by significantly lower net revenues in interest rate products and credit products.
Other principal transactions revenues in the consolidated statements of earnings were $1.57 billion for the third quarter of 2021, 19% lower than the third quarter of 2020, primarily reflecting significant net losses from investments in public equities during the quarter compared with net gains in the third quarter of 2020, partially offset by significantly higher net gains from investments in private equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.56 billion for the third quarter of 2021, 44% higher than the third quarter of 2020, reflecting a decrease in interest expense and an increase in interest income. The decrease in interest expense primarily related to deposits and long-term borrowings, both reflecting the impact of lower interest rates. The increase in interest income primarily related to loans and other interest-earning assets, both reflecting the impact of higher average balances partially offset by the impact of lower interest rates on collateralized agreements. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Nine Months Ended September 2021 versus September 2020.
Net revenues in the consolidated statements of earnings were $46.70 billion for the first nine months of 2021, 42% higher than the first nine months of 2020, primarily reflecting significantly higher other principal transactions net revenues, investment banking net revenues and net interest income, and higher investment management net revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $10.56 billion for the first nine months of 2021, 65% higher than the first nine months of 2020, primarily due to significantly higher revenues in financial advisory, reflecting a significant increase in completed mergers and acquisitions transactions, and in equity underwriting, primarily driven by strong industry-wide initial public offering activity, as well as higher revenues in debt underwriting, reflecting elevated industry-wide leveraged finance volumes.
Investment management revenues in the consolidated statements of earnings were $5.84 billion for the first nine months of 2021, 15% higher than the first nine months of 2020, primarily due to higher management and other fees, reflecting the impact of higher average assets under supervision, partially offset by higher fee waivers on money market funds.

Goldman Sachs September 2021 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Commissions and fees in the consolidated statements of earnings were $2.77 billion for the first nine months of 2021, slightly higher than the first nine months of 2020.
Market making revenues in the consolidated statements of earnings were $13.10 billion for the first nine months of 2021, slightly higher than the first nine months of 2020, as significantly higher net revenues in equity products (primarily in derivatives), mortgages and commodities were largely offset by significantly lower net revenues in interest rate products and credit products.
Other principal transactions revenues in the consolidated statements of earnings were $9.76 billion for the first nine months of 2021, compared with $2.48 billion for the first nine months of 2020, primarily reflecting significantly higher net gains from investments in private equities and in debt instruments, partially offset by significantly lower net gains from investments in public equities.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $4.68 billion for the first nine months of 2021, 40% higher than the first nine months of 2020, reflecting a decrease in interest expense related to deposits, other interest-bearing liabilities, long-term borrowings and collateralized financings, each reflecting the impact of lower interest rates, partially offset by the impact of higher average balances in trading liabilities. The decrease in interest expense was partially offset by a decrease in interest income primarily related to collateralized agreements, trading assets and deposits with banks, each reflecting the impact of lower interest rates, partially offset by the impact of higher average balances for loans. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Provision for credit losses	$175	$278	$13	$2,805
Three Months Ended September 2021 versus September 2020.
Provision for credit losses in the consolidated statements of earnings was $175 million for the third quarter of 2021, compared with $278 million for the third quarter of 2020. The third quarter of 2021 primarily reflected provisions related to portfolio growth (primarily in credit cards), while the third quarter of 2020 reflected reserve increases from individual impairments related to wholesale loans and growth in credit card loans, partially offset by reserve reductions from paydowns on corporate lines of credit and consumer installment loans.
Nine Months Ended September 2021 versus September 2020.
Provision for credit losses in the consolidated statements of earnings was $13 million for the first nine months of 2021, compared with $2.81 billion for the first nine months of 2020. The first nine months of 2021 included provisions related to portfolio growth (primarily in credit cards, including approximately $185 million of provisions related to the pending acquisition of the General Motors co-branded
credit card portfolio), largely offset by reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment following challenging conditions in the first nine months of 2020 as a result of the
COVID-19
pandemic.
Operating Expenses
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Compensation and benefits	$ 3,167	$ 3,117	$14,473	$10,830
Transaction based	1,139	1,011	3,520	3,055
Market development	165	70	360	312
Communications and technology	397	340	1,143	1,006
Depreciation and amortization	509	468	1,527	1,404
Occupancy	239	235	727	706
Professional fees	433	298	1,137	956
Other expenses	542	665	1,781	4,807
Total operating expenses	$ 6,591	$ 6,204	$24,668	$23,076
Headcount at period-end	43,000	40,900
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

105	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Three Months Ended September 2021 versus September 2020.
Operating expenses in the consolidated statements of earnings were $6.59 billion for the third quarter of 2021, 6% higher than the third quarter of 2020. Our efficiency ratio for the third quarter of 2021 was 48.4%, compared with 57.5% for the third quarter of 2020.
The increase in operating expenses compared with the third quarter of 2020 was due to higher technology expenses (included in communications and technology and depreciation and amortization), professional fees, transaction based expenses and market development expenses. These increases were partially offset by significantly lower net provisions for litigation and regulatory proceedings. Compensation and benefits expenses were slightly higher.
Net provisions for litigation and regulatory proceedings for the third quarter of 2021 were $52 million compared with $256 million for the third quarter of 2020.
As of September 2021, headcount increased 5% compared with June 2021, primarily reflecting the timing of campus hires.
Nine Months Ended September 2021 versus September 2020.
Operating expenses in the consolidated statements of earnings were $24.67 billion for the first nine months of 2021, 7% higher than the first nine months of 2020. Our efficiency ratio for the first nine months of 2021 was 52.8%, compared with 70.3% for the first nine months of 2020. In the first nine months of 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 10.3 percentage points.
The increase in operating expenses compared with the first nine months of 2020 reflected significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by lower non-compensation
expenses. Within
non-compensation
expenses, net provisions for litigation and regulatory proceedings were significantly lower, partially offset by higher transaction based expenses and higher technology expenses (included in communications and technology and depreciation and amortization).
Net provisions for litigation and regulatory proceedings for the first nine months of 2021 were $352 million compared with $3.40 billion for the first nine months of 2020.
As of September 2021, headcount increased 6% compared with December 2020, reflecting investments in new business initiatives and an increase in technology professionals.
Provision for Taxes
The effective income tax rate for the first nine months of 2021 was 19.6%, down from the full year income tax rate of 24.2% for 2020, primarily due to a decrease in provisions for non-deductible
litigation in the first nine months of 2021 compared with 2020. The increase compared with 18.8% for the first half of 2021 was primarily due to a decrease in the impact of tax benefits on the settlement of share-based awards and remeasurement of U.K. deferred tax assets in the first nine months of 2021 compared with the first half of 2021.
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
The U.K. Finance Act 2021 was enacted in June 2021 and includes a six percent increase in the corporate income tax rate effective from April 2023. During the first nine months of 2021, U.K. deferred tax assets and liabilities were remeasured and a deferred tax benefit of approximately $100 million was recognized. In October 2021, a five percent reduction in the U.K. bank surcharge tax rate, effective from April 2023, was announced in the second U.K. budget of 2021. The reduction to the bank surcharge is expected to be legislated as Finance Bill 2022. The bank surcharge is currently applicable to certain of our U.K. subsidiaries and branches, including Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB). Following Royal Assent, the associated impact of any change to the bank surcharge on U.K. deferred tax assets and liabilities could have a material impact on our effective tax rate, depending on the operating results for the quarter during which this legislation is enacted.
We expect our tax rate for 2021 to be between 20% and 21%, excluding the impact of any potential changes in current income tax rates.

Goldman Sachs September 2021 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	September 2021	December 2020
Investment Banking	$ 141,580	$ 116,242
Global Markets	1,077,437	844,606
Asset Management	94,063	95,751
Consumer & Wealth Management	130,150	106,429
Total	$1,443,230	$1,163,028
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
Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Investment Banking
Net revenues	$ 3,700	$ 1,969	$11,080	$ 6,810
Provision for credit losses	41	171	(229)	1,612
Operating expenses	1,343	1,067	5,161	4,940
Pre-tax earnings	$ 2,316	$ 731	$ 6,148	$ 258
Net earnings to common	$ 1,818	$ 452	$ 4,890	$ 133
Average common equity	$10,346	$11,271	$10,201	$11,251
Return on average common equity	70.3%	16.0%	63.9%	1.6%
Global Markets
Net revenues	$ 5,611	$ 4,553	$18,092	$16,892
Provision for credit losses	(24)	(15)	(30)	236
Operating expenses	2,794	2,542	10,352	10,568
Pre-tax earnings	$ 2,841	$ 2,026	$ 7,770	$ 6,088
Net earnings to common	$ 2,190	$ 1,816	$ 6,041	$ 4,085
Average common equity	$46,959	$39,960	$44,067	$40,542
Return on average common equity	18.7%	18.2%	18.3%	13.4%
Asset Management
Net revenues	$ 2,279	$ 2,768	$12,025	$ 4,773
Provision for credit losses	10	70	(2)	420
Operating expenses	823	1,358	4,656	3,888
Pre-tax earnings	$ 1,446	$ 1,340	$ 7,371	$ 465
Net earnings to common	$ 1,096	$ 839	$ 5,853	$ 273
Average common equity	$25,788	$19,989	$25,294	$20,332
Return on average common equity	17.0%	16.8%	30.9%	1.8%
Consumer & Wealth Management
Net revenues	$ 2,018	$ 1,491	$ 5,503	$ 4,344
Provision for credit losses	148	52	274	537
Operating expenses	1,631	1,237	4,499	3,680
Pre-tax earnings	$ 239	$ 202	$ 730	$ 127
Net earnings to common	$ 180	$ 126	$ 558	$ 62
Average common equity	$10,740	$ 8,519	$10,475	$ 7,715
Return on average common equity	6.7%	5.9%	7.1%	1.1%
Total net revenues	$13,608	$10,781	$46,700	$32,819
Total provision for credit losses	175	278	13	2,805
Total operating expenses	6,591	6,204	24,668	23,076
Total pre-tax earnings	$ 6,842	$ 4,299	$22,019	$ 6,938
Net earnings to common	$ 5,284	$ 3,233	$17,342	$ 4,553
Average common equity	$93,833	$79,739	$90,037	$79,840
Return on average common equity	22.5%	16.2%	25.7%	7.6%
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
pre-tax
earnings.
The allocation of common equity among our segments for the three and nine months ended September 2021 reflects updates to our attributed equity framework (effective January 1, 2021) to incorporate the impact of the stress capital buffer (SCB) rule and our SCB of 6.6%, which became effective on October 1, 2020 under the Standardized Approach. See “Capital Management and Regulatory Capital — Capital Management” for information about the impact of these updates on the allocation of attributed equity among our segments as of the beginning of the first quarter of 2021. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of our segments that occurred during the three and nine months ended September 2021. See “Capital Management and Regulatory Capital — Capital Management” for information about our updated SCB, which became effective on October 1, 2021.
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

107	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Investment Banking assets.

	As of

$ in millions	September 2021	December 2020
Cash and cash equivalents	$ 54,044	$ 34,730
Collateralized agreements	25,343	20,242
Customer and other receivables	8,879	2,465
Trading assets	23,453	29,493
Investments	1,446	1,078
Loans	26,428	26,544
Other assets	1,987	1,690
Total	$141,580	$116,242
The table below presents our Investment Banking operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Financial advisory	$ 1,648	$ 507	$ 4,022	$ 1,974
Equity underwriting	1,174	856	3,986	2,291
Debt underwriting	726	571	2,556	2,144
Underwriting	1,900	1,427	6,542	4,435
Corporate lending	152	35	516	401
Net revenues	3,700	1,969	11,080	6,810
Provision for credit losses	41	171	(229)	1,612
Operating expenses	1,343	1,067	5,161	4,940
Pre-tax earnings	2,316	731	6,148	258
Provision for taxes	485	262	1,206	74
Net earnings	1,831	469	4,942	184
Preferred stock dividends	13	17	52	51
Net earnings to common	$ 1,818	$ 452	$ 4,890	$ 133
Average common equity	$10,346	$11,271	$10,201	$11,251
Return on average common equity	70.3%	16.0%	63.9%	1.6%
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September

$ in billions	2021	2020	2021	2020
Announced mergers and acquisitions	$ 454	$ 332	$ 1,405	$ 578
Completed mergers and acquisitions	$ 402	$ 203	$ 1,036	$ 814
Equity and equity-related offerings	$ 25	$ 29	$ 111	$ 81
Debt offerings	$ 78	$ 83	$ 265	$ 292
In the table above:

•	Volumes are per Dealogic.

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

Operating Environment.
During the third quarter of 2021, Investment Banking operated in an environment characterized by strong industry-wide activity. In mergers and acquisitions, industry-wide completed and announced volumes remained at high levels, reflecting supportive market conditions and CEO confidence. In underwriting, both industry-wide equity and debt volumes were solid, but were lower following elevated levels in the second quarter of 2021.
In the future, if market and economic conditions deteriorate, and industry-wide mergers and acquisitions volumes decline, or if industry-wide equity and debt underwriting volumes continue to decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
Three Months Ended September 2021 versus September 2020.
Net revenues in Investment Banking were $3.70 billion for the third quarter of 2021, 88% higher than the third quarter of 2020, reflecting significantly higher net revenues in Financial advisory, Underwriting and Corporate lending.
The increase in Financial advisory net revenues reflected an increase in completed mergers and acquisitions volumes. The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity underwriting, primarily driven by private placements, convertible offerings and initial public offerings, and Debt underwriting, reflecting an increase in leveraged finance activity. The increase in Corporate lending net revenues primarily reflected net gains related to middle-market lending activities.
Provision for credit losses was $41 million for the third quarter of 2021, 76% lower than the third quarter of 2020, primarily reflecting lower individual impairments, while the prior year period was positively impacted by reserve reductions from paydowns on corporate lines of credit.
Operating expenses were $1.34 billion for the third quarter of 2021, 26% higher than the third quarter of 2020, due to significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by lower net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $2.32 billion for the third quarter of 2021, compared with $731 million for the third quarter of 2020.

Goldman Sachs September 2021 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As of September 2021, our investment banking transaction backlog remained elevated, but decreased compared with June 2021, due to lower estimated net revenues from potential financial advisory transactions and potential equity underwriting transactions (particularly from private placements and initial public offerings), partially offset by higher estimated net revenues in debt underwriting transactions (primarily from leveraged finance transactions).
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
Nine Months Ended September 2021 versus September 2020.
Net revenues in Investment Banking were $11.08 billion for the first nine months of 2021, 63% higher than the first nine months of 2020, primarily reflecting significantly higher net revenues in Underwriting and Financial advisory.
The increase in Underwriting net revenues was due to significantly higher net revenues in Equity underwriting, primarily driven by strong industry-wide initial public offerings activity, and higher net revenues in Debt underwriting, reflecting elevated industry-wide leveraged finance volumes. The increase in Financial advisory net revenues reflected a significant increase in completed mergers and acquisitions transactions. The increase in Corporate lending net revenues reflected significantly higher net interest income, primarily from middle-market lending activities.
Provision for credit losses was a net benefit of $229 million for the first nine months of 2021, compared with net provisions of $1.61 billion for the first nine months of 2020, primarily due to reserve reductions in the current year period reflecting continued improvement in the broader economic environment following challenging conditions in the first nine months of 2020 resulting from the
COVID-19
pandemic.
Operating expenses were $5.16 billion for the first nine months of 2021, 4% higher than the first nine months of 2020, due to significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by significantly lower net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $6.15 billion for the first nine months of 2021, compared with $258 million for the first nine months of 2020. Annualized ROE was 63.9% for the first nine months of 2021, compared with 1.6% for the first nine months of 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced annualized ROE by 15.7 percentage points).
As of September 2021, our investment banking transaction backlog increased significantly compared with December 2020, due to significantly higher estimated net revenues from potential financial advisory transactions and potential debt underwriting transactions (particularly from leveraged finance and investment-grade transactions), and higher estimated net revenues from equity underwriting transactions (primarily from initial public offerings).
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
Currencies.
Currency options, spot/forwards and other derivatives on
G-10
currencies and emerging-market products.

109	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Global Markets assets.

	As of

$ in millions	September 2021	December 2020
Cash and cash equivalents	$ 107,808	$ 86,663
Collateralized agreements	353,698	212,711
Customer and other receivables	151,242	110,473
Trading assets	350,660	339,349
Investments	51,525	52,929
Loans	51,167	33,214
Other assets	11,337	9,267
Total	$1,077,437	$844,606
The table below presents our Global Markets operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
FICC intermediation	$ 1,995	$ 2,170	$ 7,343	$ 8,493
FICC financing	513	332	1,378	1,213
FICC	2,508	2,502	8,721	9,706
Equities intermediation	1,920	1,466	6,271	5,193
Equities financing	1,183	585	3,100	1,993
Equities	3,103	2,051	9,371	7,186
Net revenues	5,611	4,553	18,092	16,892
Provision for credit losses	(24)	(15)	(30)	236
Operating expenses	2,794	2,542	10,352	10,568
Pre-tax earnings	2,841	2,026	7,770	6,088
Provision for taxes	597	122	1,524	1,742
Net earnings	2,244	1,904	6,246	4,346
Preferred stock dividends	54	88	205	261
Net earnings to common	$ 2,190	$ 1,816	$ 6,041	$ 4,085
Average common equity	$46,959	$39,960	$44,067	$40,542
Return on average common equity	18.7%	18.2%	18.3%	13.4%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended September 2021
Market making	$1,716	$2,213	$ 3,929
Commissions and fees	–	842	842
Other principal transactions	122	50	172
Net interest income	670	(2)	668
Total	$2,508	$3,103	$ 5,611
Three Months Ended September 2020
Market making	$1,903	$1,424	$ 3,327
Commissions and fees	–	734	734
Other principal transactions	39	(7)	32
Net interest income	560	(100)	460
Total	$2,502	$2,051	$ 4,553
Nine Months Ended September 2021
Market making	$6,474	$6,622	$13,096
Commissions and fees	–	2,670	2,670
Other principal transactions	306	49	355
Net interest income	1,941	30	1,971
Total	$8,721	$9,371	$18,092
Nine Months Ended September 2020
Market making	$7,803	$4,993	$12,796
Commissions and fees	–	2,522	2,522
Other principal transactions	(26)	–	(26)
Net interest income	1,929	(329)	1,600
Total	$9,706	$7,186	$16,892
In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for further information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by business segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During the third quarter of 2021, Global Markets operated in an environment generally characterized by continued economic recovery and continued monetary and fiscal support from central banks and governments globally, which contributed to solid client activity levels. Market volatility was generally range-bound during the quarter, with the average daily VIX index up 2%, the average daily MOVE index up 5% and the average daily CVIX index down 5%, although volatility in commodities was heightened in oil, natural gas and power. Equity markets remained stable and at near-record levels, as the S&P 500 Index was roughly flat and the MSCI World Index decreased by 1% during the quarter. In the same time period, the yield on
10-year
U.K. Gilts increased by approximately 30 basis points and the yield on
10-year
U.S. Treasury securities increased by approximately 10 basis points. If macroeconomic conditions lead to a decline in activity levels or volatility, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended September 2021 versus September 2020.
Net revenues in Global Markets were $5.61 billion for the third quarter of 2021, 23% higher than the third quarter of 2020.
Net revenues in FICC were $2.51 billion, essentially unchanged compared with the third quarter of 2020. Net revenues in FICC financing were significantly higher, primarily from mortgage lending. Net revenues in FICC intermediation were lower, reflecting significantly lower net revenues in interest rate products, credit products and mortgages, partially offset by significantly higher net revenues in commodities and higher net revenues in currencies.

111	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The decrease in FICC intermediation net revenues reflected the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results in the third quarter of 2020:

•	Net revenues in interest rates products and mortgages reflected the impact of less favorable market-making conditions on our inventory.

•	Net revenues in credit products primarily reflected lower client activity.

•	Net revenues in commodities and currencies primarily reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $3.10 billion, 51% higher than the third quarter of 2020, due to significantly higher net revenues in both Equities financing, reflecting increased client activity (including higher average client balances), and Equities intermediation, reflecting significantly higher net revenues in both derivatives and cash products.
Provision for credit losses was a net benefit of $24 million for the third quarter of 2021, compared with a net benefit of $15 million for the third quarter of 2020.
Operating expenses were $2.79 billion for the third quarter of 2021, 10% higher than the third quarter of 2020, primarily reflecting higher transaction based expenses.
Pre-tax
earnings were $2.84 billion for the third quarter of 2021, 40% higher than the third quarter of 2020.
Nine Months Ended September 2021 versus September 2020.
Net revenues in Global Markets were $18.09 billion for the first nine months of 2021, 7% higher than the first nine months of 2020.
Net revenues in FICC were $8.72 billion for the first nine months of 2021, 10% lower than the first nine months of 2020, due to lower net revenues in FICC intermediation, reflecting significantly lower net revenues in interest rate products, credit products and currencies, partially offset by significantly higher net revenues in mortgages and higher net revenues in commodities. Net revenues in FICC financing were higher, reflecting significantly higher net revenues from mortgage lending, partially offset by significantly lower net revenues from resale agreements.
The decrease in FICC intermediation net revenues reflected solid but significantly lower client activity compared with strong activity levels in the prior year period due to high volatility amid the
COVID-19
pandemic. This was partially offset by the impact of improved market-making conditions on our inventory compared with challenging conditions in the prior year period. The following provides information about our FICC intermediation net revenues by business, compared with results in the first nine months of 2020:

•	Net revenues in interest rate products, credit products and currencies reflected lower client activity, partially offset by the impact of improved market-making conditions on our inventory.

•	Net revenues in mortgages and commodities reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $9.37 billion, 30% higher than the first nine months of 2020, due to significantly higher net revenues in both Equities financing, primarily reflecting increased activity (including higher average client balances), and Equities intermediation, reflecting significantly higher net revenues in both derivatives and cash products.
Provision for credit losses was a net benefit of $30 million for the first nine months of 2021, compared with net provisions of $236 million for the first nine months of 2020, primarily reflecting reserve reductions in the current year period reflecting continued improvement in the broader economic environment following challenging conditions in the first nine months of 2020 resulting from the
COVID-19
pandemic.
Operating expenses were $10.35 billion for the first nine months of 2021, 2% lower than the first nine months of 2020, reflecting significantly lower net provisions for litigation and regulatory proceedings, partially offset by higher compensation and benefits expenses (reflecting strong performance) and higher transaction based expenses.
Pre-tax
earnings were $7.77 billion for the first nine months of 2021, 28% higher than the first nine months of 2020. Annualized ROE was 18.3% for the first nine months of 2021, compared with 13.4% for the first nine months of 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced annualized ROE by 6.1 percentage points).

Goldman Sachs September 2021 Form 10-Q	112

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
.

	As of

$ in millions	September 2021	December 2020
Cash and cash equivalents	$12,905	$ 8,635
Collateralized agreements	5,565	4,749
Customer and other receivables	1,012	1,261
Trading assets	5,127	6,819
Investments	33,678	34,386
Loans	15,792	16,558
Other assets	19,984	23,343
Total	$94,063	$95,751
The table below presents our Asset Management operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Management and other fees	$ 724	$ 728	$ 2,144	$ 2,052
Incentive fees	100	28	220	216
Equity investments	935	1,423	7,772	2,325
Lending and debt investments	520	589	1,889	180
Net revenues	2,279	2,768	12,025	4,773
Provision for credit losses	10	70	(2)	420
Operating expenses	823	1,358	4,656	3,888
Pre-tax earnings	1,446	1,340	7,371	465
Provision for taxes	331	482	1,446	133
Net earnings	1,115	858	5,925	332
Preferred stock dividends	19	19	72	59
Net earnings to common	$ 1,096	$ 839	$ 5,853	$ 273
Average common equity	$25,788	$19,989	$25,294	$20,332
Return on average common equity	17.0%	16.8%	30.9%	1.8%
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Equity Type
Private equity	$1,753	$ 642	$7,350	$1,392
Public equity	(818)	781	422	933
Total	$ 935	$1,423	$7,772	$2,325
Asset Class
Real estate	$ 677	$ 221	$1,649	$1,259
Corporate	258	1,202	6,123	1,066
Total	$ 935	$1,423	$7,772	$2,325
The table below presents details about our Lending and debt investments net revenues.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Fair value net gains/(losses)	$ 214	$ 313	$ 951	$ (545)
Net interest income	306	276	938	725
Total	$ 520	$ 589	$1,889	$ 180

113	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the third quarter of 2021, the operating environment for Asset Management reflected relatively stable equity prices and credit spreads compared with the second quarter of 2021, amid continued economic recovery and continued monetary and fiscal support from central banks and governments globally. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, widening of credit spreads, and investors transitioning to asset classes that typically generate lower fees or investors withdrawing their assets, and net revenues in Asset Management would likely be negatively impacted.
Three Months Ended September 2021 versus September 2020.
Net revenues in Asset Management were $2.28 billion for the third quarter of 2021, 18% lower than the third quarter of 2020, primarily driven by significantly lower net revenues in Equity investments. In addition, net revenues in Lending and debt investments were lower, while Incentive fees were higher.
The decrease in Equity investments net revenues reflected significant net losses from investments in public equities during the quarter compared with net gains in the third quarter of 2020, partially offset by significantly higher net gains from investments in private equities, driven by company-specific events, primarily sales. The decrease in Lending and debt investments net revenues reflected lower net gains from investments in debt instruments.
Management and other fees were essentially unchanged, primarily reflecting higher fee waivers on money market funds, offset by the impact of higher average assets under supervision. The increase in Incentive fees was due to harvesting.
Provision for credit losses was $10 million for the third quarter of 2021, compared with $70 million for the third quarter of 2020.
Operating expenses were $823 million for the third quarter of 2021, 39% lower than the third quarter of 2020, reflecting significantly lower compensation and benefits expenses.
Pre-tax
earnings were $1.45 billion for the third quarter of 2021, 8% higher than the third quarter of 2020.
Nine Months Ended September 2021 versus September 2020.
Net revenues in Asset Management were $12.03 billion for the first nine months of 2021, compared with $4.77 billion for the first nine months of 2020, primarily reflecting significantly higher net revenues in Equity investments and Lending and debt investments.
The increase in Equity investments net revenues reflected significantly higher net gains from investments in private equities, driven by company-specific events, including sales and capital raises, and improved corporate performance versus a challenging first nine months of 2020. This increase was partially offset by significantly lower net gains from investments in public equities.
The increase in Lending and debt investments net revenues reflected net gains from investments in debt instruments compared with net losses in the prior year period, and significantly higher net interest income.
The increase in Management and other fees reflected the impact of higher average assets under supervision and higher other fees, partially offset by higher fee waivers on money market funds. Incentive fees were essentially unchanged.
Provision for credit losses was a net benefit of $2 million for the first nine months of 2021, compared with net provisions of $420 million for the first nine months of 2020, primarily due to reserve reductions in the current year period reflecting continued improvement in the broader economic environment following challenging conditions in the first nine months of 2020 resulting from the
COVID-19
pandemic.
Operating expenses were $4.66 billion for the first nine months of 2021, 20% higher than the first nine months of 2020, primarily reflecting significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $7.37 billion for the first nine months of 2021, compared with $465 million for the first nine months of 2020.
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

Goldman Sachs September 2021 Form 10-Q	114

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
The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	September 2021	December 2020
Cash and cash equivalents	$ 37,073	$ 25,814
Collateralized agreements	15,127	12,518
Customer and other receivables	10,647	7,132
Trading assets	13,758	17,969
Investments	59	52
Loans	50,237	39,799
Other assets	3,249	3,145
Total	$130,150	$106,429
The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
Management and other fees	$ 1,223	$ 957	$ 3,409	$2,854
Incentive fees	121	7	162	86
Private banking and lending	292	201	816	538
Wealth management	1,636	1,165	4,387	3,478
Consumer banking	382	326	1,116	866
Net revenues	2,018	1,491	5,503	4,344
Provision for credit losses	148	52	274	537
Operating expenses	1,631	1,237	4,499	3,680
Pre-tax earnings	239	202	730	127
Provision for taxes	51	66	143	36
Net earnings	188	136	587	91
Preferred stock dividends	8	10	29	29
Net earnings to common	$ 180	$ 126	$ 558	$ 62
Average common equity	$10,740	$8,519	$10,475	$7,715
Return on average common equity	6.7%	5.9%	7.1%	1.1%
Operating Environment.
During the third quarter of 2021, market and economic conditions contributed to a favorable backdrop for consumer banking and wealth management activities. Global equity prices remained stable and, in the U.S., unemployment decreased and consumer spending increased compared with the end of the second quarter of 2021, aided by continued economic recovery and continued support from central banks and governments globally. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, investors favoring asset classes that typically generate lower fees, investors withdrawing their assets and consumers withdrawing their deposits or deterioration in consumer credit, net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
Three Months Ended September 2021 versus September 2020.
Net revenues in Consumer & Wealth Management were $2.02 billion for the third quarter of 2021, 35% higher than the third quarter of 2020.

115	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net revenues in Wealth management were $1.64 billion, 40% higher than the third quarter of 2020. Management and other fees were significantly higher, primarily reflecting the impact of higher average assets under supervision. Incentive fees were significantly higher, due to harvesting, and net revenues in Private banking and lending were higher, primarily reflecting higher loan balances.
Net revenues in Consumer banking were $382 million, 17% higher than the third quarter of 2020, reflecting higher credit card and deposit balances.
Provision for credit losses was $148 million for the third quarter of 2021, compared with $52 million for the third quarter of 2020, primarily reflecting increased portfolio growth in credit cards, while the prior year period was positively impacted by reserve reductions from paydowns on consumer installment loans.
Operating expenses were $1.63 billion for the third quarter of 2021, 32% higher than the third quarter of 2020, primarily reflecting significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $239 million for the third quarter of 2021, 18% higher than the third quarter of 2020.
Nine Months Ended September 2021 versus September 2020.
Net revenues in Consumer & Wealth Management were $5.50 billion for the first nine months of 2021, 27% higher than the first nine months of 2020.
Net revenues in Wealth management were $4.39 billion, 26% higher than the first nine months of 2020, due to higher Management and other fees, primarily reflecting the impact of higher average assets under supervision, and significantly higher net revenues in Private banking and lending, primarily reflecting higher loan balances. In addition, Incentive fees were higher, due to harvesting.
Net revenues in Consumer banking were $1.12 billion, 29% higher than the first nine months of 2020, reflecting higher deposit and credit card balances.
Provision for credit losses was $274 million for the first nine months of 2021, 49% lower than the first nine months of 2020, primarily due to reserve reductions in the current year period reflecting continued improvement in the broader economic environment following challenging conditions in the first nine months of 2020 resulting from the
COVID-19
pandemic, partially offset by increased portfolio growth in credit cards, including approximately $185 million of provisions related to the pending acquisition of the General Motors co-branded
portfolio.
Operating expenses were $4.50 billion for the first nine months of 2021, 22% higher than the first nine months of 2020, primarily reflecting significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $730 million for the first nine months of 2021, compared with $127 million for the first nine months of 2020.
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
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of September

$ in billions	2021	2020
Segment
Asset Management	$1,678	$1,461
Consumer & Wealth Management	694	575
Total AUS	$2,372	$2,036
Asset Class
Alternative investments	$ 224	$ 182
Equity	569	421
Fixed income	940	856
Total long-term AUS	1,733	1,459
Liquidity products	639	577
Total AUS	$2,372	$2,036
Distribution Channel
Institutional	$ 812	$ 725
Wealth management	694	575
Third-party distributed	866	736
Total AUS	$2,372	$2,036
Region
Americas	$1,853	$1,563
EMEA	339	305
Asia	180	168
Total AUS	$2,372	$2,036
Vehicle
Separate accounts	$1,300	$1,120
Public funds	776	673
Private funds and other	296	243
Total AUS	$2,372	$2,036
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.

Goldman Sachs September 2021 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Asset classes, such as alternative investment and equity assets, typically generate higher fees relative to fixed income and liquidity product assets. The average effective management fee (which excludes non-asset-based fees) we earned on our firmwide AUS was 29 basis points for each of the three and nine months ended September 2021 and September 2020.
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $2.93 billion as of September 2021 and $1.79 billion as of December 2020. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents changes in our AUS.

	Three Months Ended September		Nine Months Ended September

$ in billions	2021	2020	2021	2020
Asset Management
Beginning balance	$1,633	$1,499	$1,530	$1,298
Net inflows/(outflows):
Alternative investments	3	(3)	9	(6)
Equity	3	(5)	1	–
Fixed income	27	22	55	35
Total long-term AUS net inflows/(outflows)	33	14	65	29
Liquidity products	11	(86)	56	101
Total AUS net inflows/(outflows)	44	(72)	121	130
Net market appreciation/(depreciation)	1	34	27	33
Ending balance	$1,678	$1,461	$1,678	$1,461
Consumer & Wealth Management
Beginning balance	$ 672	$ 558	$ 615	$ 561
Net inflows/(outflows):
Alternative investments	6	2	13	2
Equity	9	–	28	–
Fixed income	1	2	2	(6)
Total long-term AUS net inflows/(outflows)	16	4	43	(4)
Liquidity products	6	(4)	–	14
Total AUS net inflows/(outflows)	22	–	43	10
Net market appreciation/(depreciation)	–	17	36	4
Ending balance	$ 694	$ 575	$ 694	$ 575
Firmwide
Beginning balance	$2,305	$2,057	$2,145	$1,859
Net inflows/(outflows):
Alternative investments	9	(1)	22	(4)
Equity	12	(5)	29	–
Fixed income	28	24	57	29
Total long-term AUS net inflows/(outflows)	49	18	108	25
Liquidity products	17	(90)	56	115
Total AUS net inflows/(outflows)	66	(72)	164	140
Net market appreciation/(depreciation)	1	51	63	37
Ending balance	$2,372	$2,036	$2,372	$2,036
The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the

	Three Months Ended September		Nine Months Ended September

$ in billions	2021	2020	2021	2020
Segment
Asset Management	$1,663	$1,512	$1,602	$1,412
Consumer & Wealth Management	688	571	656	555
Total AUS	$2,351	$2,083	$2,258	$1,967
Asset Class
Alternative investments	$ 217	$ 181	$ 205	$ 182
Equity	569	418	532	398
Fixed income	932	844	911	815
Total long-term AUS	1,718	1,443	1,648	1,395
Liquidity products	633	640	610	572
Total AUS	$2,351	$2,083	$2,258	$1,967
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).

117	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our AUS for alternative assets, non-fee-earning
alternative assets and total alternative assets.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of September 2021
Corporate equity	$ 92	$ 74	$166
Credit	23	70	93
Real estate	19	45	64
Hedge funds and multi-asset	90	2	92
Other	–	1	1
Total	$224	$192	$416
As of September 2020
Corporate equity	$ 79	$ 42	$121
Credit	18	61	79
Real estate	16	44	60
Hedge funds and multi-asset	69	1	70
Other	–	1	1
Total	$182	$149	$331
In the table above:

•	Corporate equity primarily includes private equity.

•	Total alternative assets included uncalled capital that is available for future investing of $47 billion as of September 2021 and $37 billion as of September 2020.

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
The table below presents information about third-party commitments raised in our alternatives business during 2020 and through the third quarter of 2021.

$ in billions	As of September 2021
Included in AUS	$50
Included in non-fee-earning alternative assets	40
Third-party commitments raised	$90
In the table above, commitments included in
non-fee-earning
alternative assets included approximately $27 billion which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of September 2021
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	8	2	4	17	31
Other	–	–	–	1	1
Total	$16	$13	$20	$18	$67
As of September 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	9	2	3	20	34
Other	–	–	–	1	1
Total	$17	$13	$19	$21	$70
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of September

$ in billions	2021	2020
Loans	$16	$17
Debt securities	13	13
Total	$29	$30
Accounting Classification
Debt securities at fair value	45%	43%
Loans at amortized cost	43%	44%
Loans at fair value	12%	13%
Total	100%	100%
Region
Americas	47%	46%
EMEA	34%	33%
Asia	19%	21%
Total	100%	100%
Industry
Consumers	4%	4%
Financial Institutions	8%	8%
Healthcare	9%	8%
Industrials	15%	16%
Natural Resources & Utilities	3%	4%
Real Estate	36%	35%
Technology, Media & Telecommunications	14%	13%
Other	11%	12%
Total	100%	100%

Goldman Sachs September 2021 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equity.
The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of September

$ in billions	2021	2020
Equity securities	$20	$19
Region
Americas	57%	52%
EMEA	23%	16%
Asia	20%	32%
Total	100%	100%
Industry
Financial Institutions	14%	23%
Healthcare	10%	8%
Industrials	7%	5%
Natural Resources & Utilities	8%	7%
Real Estate	21%	18%
Technology, Media & Telecommunications	32%	33%
Other	8%	6%
Total	100%	100%
In the table above:

•
Equity securities included $16 billion of private equity positions as of both September 2021 and September 2020, and $4 billion as of September 2021 and $3 billion as of September 2020 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•
The concentrations for real estate equity securities as of September 2021 were 4% for multifamily (2% as of September 2020), 4% for office (3% as of September 2020), 6% for mixed use (6% as of September 2020) and 7% for other real estate equity securities (7% as of September 2020).

The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of September 2021
2014 or earlier	25%
2015 - 2017	34%
2018 - thereafter	41%
Total	100%
As of September 2020
2013 or earlier	32%
2014 - 2016	35%
2017 - thereafter	33%
Total	100%
As we continue to grow our third-party alternatives business, we remain focused on our strategic objective, announced in January 2020, to reduce the capital intensity of the Asset Management segment by reducing our on-balance
sheet equity investments.
The table below presents the rollforward of our equity securities from the beginning of 2020 through the third quarter of 2021.

$ in billions	Total Equity
Beginning balance	$ 22
Additions	5
Dispositions	(16)
Mark-ups	9
Ending balance	$ 20
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $17 billion as of September 2021 and $21 billion as of September 2020, which were funded with liabilities of approximately $9 billion as of September 2021 and $12 billion as of September 2020. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of September

$ in billions	2021	2020
CIE assets, net of financings	$8	$9
Region
Americas	63%	62%
EMEA	25%	21%
Asia	12%	17%
Total	100%	100%
Asset Class
Hospitality	4%	4%
Industrials	11%	8%
Multifamily	24%	24%
Office	26%	30%
Retail	5%	6%
Senior Housing	14%	12%
Student Housing	6%	7%
Other	10%	9%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of September 2021
2014 or earlier	2%
2015 - 2017	27%
2018 - thereafter	71%
Total	100%
As of September 2020
2013 or earlier	1%
2014 - 2016	18%
2017 - thereafter	81%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

119	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet and Funding Sources
Balance Sheet Management
One of our risk management disciplines is our ability to manage the size and composition of our balance sheet. While our asset base changes due to client activity, market fluctuations and business opportunities, the size and composition of our balance sheet also reflects factors, including (i) our overall risk tolerance, (ii) the amount of capital we hold and (iii) our funding profile, among other factors. See “Capital Management and Regulatory Capital — Capital Management” for information about our capital management process.
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

•
To allow Treasury and our independent risk oversight and control functions to objectively evaluate balance sheet limit requests from our revenue-producing units in the context of our overall balance sheet constraints, including our liability profile and capital levels, and key metrics; and

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
Scenario Analyses.
We conduct various scenario analyses, including as part of the Comprehensive Capital Analysis and Review (CCAR) and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Capital Management and Regulatory Capital — Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

Goldman Sachs September 2021 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of September 2021, total assets in our consolidated balance sheets were $1.44 trillion, an increase of $280.20 billion from December 2020, primarily reflecting increases in collateralized agreements of $149.51 billion (primarily reflecting the impact of our and our clients’ activities), cash and cash equivalents of $55.99 billion (primarily reflecting our activity), customer and other receivables of $50.45 billion (primarily reflecting client activity), and loans of $27.51 billion (primarily reflecting increases in wealth management, residential real estate and corporate loans).
As of September 2021, total liabilities in our consolidated balance sheets were $1.34 trillion, an increase of $269.84 billion from December 2020, primarily reflecting increases in deposits of $73.08 billion (primarily reflecting increases in institutional, transaction banking, private bank, consumer, and deposit sweep programs deposits), customer and other payables of $61.46 billion (primarily reflecting client activity), collateralized financings of $54.61 billion (primarily reflecting the impact of our and our clients’ activities), trading liabilities of $50.54 billion (primarily reflecting the impact of our and our clients’ activities in government obligations and equities, partially offset by the impact of interest rates and currency movements on derivative instruments), and unsecured borrowings of $25.42 billion (primarily driven by new issuances partially offset by maturities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $167.34 billion as of September 2021 and $126.57 billion as of December 2020, which were 7% higher as of September 2021 and 24% higher as of December 2020 than the average daily amount of repurchase agreements over the respective quarters. As of September 2021, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

As of

$ in millions	September 2021	December 2020
Total assets	$1,443,230	$1,163,028
Unsecured long-term borrowings	$ 242,780	$ 213,481
Total shareholders’ equity	$ 106,297	$ 95,932
Leverage ratio	13.6x	12.1x
Debt-to-equity ratio	2.3x	2.2x
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

	As of

$ in millions, except per share amounts	September 2021	December 2020
Total shareholders’ equity	$106,297	$ 95,932
Preferred stock	(9,953)	(11,203)
Common shareholders’ equity	96,344	84,729
Goodwill	(4,326)	(4,332)
Identifiable intangible assets	(497)	(630)
Tangible common shareholders’ equity	$ 91,521	$ 79,767
Book value per common share	$ 277.25	$ 236.15
Tangible book value per common share	$ 263.37	$ 222.32
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance conditions (collectively, basic shares) of 347.5 million as of September 2021 and 358.8 million as of December 2020. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

121	Goldman Sachs September 2021 Form 10-Q

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
The table below presents information about our funding sources.

	As of

$ in millions	September 2021		December 2020
Deposits	$333,038	35%	$259,962	33%
Collateralized financings	228,558	24%	173,947	22%
Unsecured short-term borrowings	48,990	5%	52,870	6%
Unsecured long-term borrowings	242,780	25%	213,481	27%
Total shareholders’ equity	106,297	11%	95,932	12%
Total	$959,663	100%	$796,192	100%
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
The weighted average maturity of our secured funding included in collateralized financings in the consolidated balance sheets, excluding funding that can only be collateralized by liquid government and agency obligations, exceeded 120 days as of September 2021.
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $100 million as of September 2021 and we had no outstanding borrowings as of December 2020. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

Goldman Sachs September 2021 Form 10-Q	122

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of September 2021
2022	$ –	$ –	$ –	$7,767	$ 7,767
2023	$14,396	$7,018	$9,084	$7,820	38,318
2024	$ 8,629	$9,092	$8,939	$3,580	30,240
2025	$ 6,868	$9,831	$5,719	$5,588	28,006
2026	$ 6,231	$3,729	$6,584	$6,061	22,605
2027 - thereafter					115,844
Total					$242,780
The weighted average maturity of our unsecured long-term borrowings as of September 2021 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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
and stressed conditions.
Capital Management
We determine the appropriate amount and composition of our capital by considering multiple factors, including our current and future regulatory capital requirements, the results of our capital planning and stress testing process, the results of resolution capital models and other factors, such as rating agency guidelines, subsidiary capital requirements, the business environment and conditions in the financial markets.
We manage our capital requirements and the levels of our capital usage principally by setting limits on the balance sheet and/or limits on risk, in each case at both the firmwide and business levels.
We principally manage the level and composition of our capital through issuances and repurchases of our common stock.
We may issue, redeem or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt or other forms of capital as business conditions warrant. Prior to such redemptions or repurchases, we must receive approval from the FRB. See Notes 14 and 19 to the consolidated financial statements for further information about our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.
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

123	Goldman Sachs September 2021 Form 10-Q

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
We submitted our 2021 CCAR capital plan in April 2021 and published a summary of our annual DFAST results in June 2021. See “Available Information.” Based on our 2021 CCAR submission, the FRB reduced our SCB from 6.6% to 6.4%, resulting in a Standardized CET1 capital ratio requirement of 13.4%, which is effective for the period from October 1, 2021 through September 30, 2022. See “Share Repurchase Program” for further information about common stock repurchases and dividends.
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
In the third quarter of 2021, the Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $1.25 to $2.00 per share. During the third quarter of 2021, we returned a total of $1.70 billion to shareholders, including common stock repurchases of $1.00 billion and $700 million in common stock dividends. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through share repurchases and dividends.

Goldman Sachs September 2021 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As of September 2021, the remaining share authorization under our existing repurchase program was 35.6 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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
The level and composition of our capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “Risk Management — Liquidity Risk Management — Credit Ratings” for further information about credit ratings of Group Inc., GS Bank USA, GSIB, GSBE, GS&Co. and GSI.
Consolidated Regulatory Capital
We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank
(G-SIB).
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2021 and 2022. We expect that our
G-SIB
surcharge will be 3.0% beginning in 2023. Based on financial data for the nine months ended September 2021, our current estimate is that we are above the threshold for the 3.5%
G-SIB
surcharge. The earliest this surcharge could be effective is January 2024. The
G-SIB
surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target Standardized CET1 capital ratio remains in a range between 13.0% and 13.5% (including management buffers)
based upon the execution of our previously announced strategic initiatives and achievement of capital efficiencies. However, in light of our most recent SCB based on our 2021 CCAR submission, achieving this target by year-end
2022 will be challenging.
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
The table below presents TLAC and external long-term debt requirements.

	As of

	September 2021	December 2020
TLAC to RWAs	21.5%	22.0%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	8.5%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%
In the table above:

•
As of both September 2021 and December 2020, the TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the
G-SIB
surcharge (Method 1). The
G-SIB
surcharge (Method 1) was 1.0% as of September 2021 and 1.5% as of December 2020.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

125	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of

$ in millions	September 2021	December 2020
TLAC	$ 283,881	$ 242,730
External long-term debt	$ 166,200	$ 139,200
RWAs	$ 672,061	$ 609,750
Leverage exposure	$1,844,274	$1,332,937
TLAC to RWAs	42.2%	39.8%
TLAC to leverage exposure	15.4%	18.2%
External long-term debt to RWAs	24.7%	22.8%
External long-term debt to leverage exposure	9.0%	10.4%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Advanced RWAs as of both September 2021 and December 2020. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•
Leverage exposure consists of average adjusted total assets and certain off-balance
sheet exposures. Leverage exposure for the three months ended December 2020 excluded average holdings of U.S. Treasury securities and average deposits at the Federal Reserve as permitted by the FRB under a temporary amendment. This temporary amendment had the effect of increasing the TLAC to leverage exposure ratio and the external long-term debt to leverage ratio. The impact of this temporary amendment was an increase to the TLAC to leverage exposure ratio of 2.4 percentage points and the external long-term debt to leverage exposure ratio of 1.3 percentage points for the three months ended December 2020. The amendment permitting this exclusion expired on April 1, 2021.

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
of $19.67 billion as of September 2021 and $22.38 billion as of December 2020, which exceeded the amount required by $15.52 billion as of September 2021 and $18.45 billion as of December 2020. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of both September 2021 and December 2020, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S.
Regulated Broker-Dealer Subsidiaries.
Our principal
non-U.S.
regulated broker-dealer subsidiaries include GSI and GSJCL.

Goldman Sachs September 2021 Form 10-Q	126

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
The table below presents GSI’s risk-based capital requirements.

	As of

	September 2021	December 2020
Risk-based capital requirements
CET1 capital ratio	8.1%	8.1%
Tier 1 capital ratio	9.9%	10.0%
Total capital ratio	12.3%	12.5%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	September 2021	December 2020
Risk-based capital and risk-weighted assets
CET1 capital	$ 28,345	$ 26,962
Tier 1 capital	$ 36,645	$ 35,262
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 42,022	$ 40,639
RWAs	$278,483	$252,355
Risk-based capital ratios
CET1 capital ratio	10.2%	10.7%
Tier 1 capital ratio	13.2%	14.0%
Total capital ratio	15.1%	16.1%
In the table above, CET1 capital, Tier 1 capital and Total capital as of September 2021 include GSI’s profits after foreseeable charges for the three months ended September 2021 (which will be finalized upon verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital). These profits contributed approximately 25 basis points to the risk-based capital ratios.
GSI will become subject to a
PRA-required
leverage ratio that is expected to become effective in January 2022 and is similar to the E.U. capital framework’s minimum 3% leverage ratio requirement. GSI had a leverage ratio of 4.0% as of September 2021 and 4.7% as of December 2020. Tier 1 capital as of September 2021 included GSI’s profits after foreseeable charges for the three months ended September 2021 (which will be finalized upon verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital). These profits contributed approximately 7 basis points to the leverage ratio. This leverage ratio is based on our current interpretation and understanding of this rule and may evolve as we discuss the interpretation and application of the U.K. leverage ratio framework with GSI’s regulators.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and will become fully effective beginning in January 2022. As of both September 2021 and December 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2021 and December 2020, these subsidiaries were in compliance with their local capital requirements.
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
In October 2021, rules issued by the CFTC establishing capital and financial reporting requirements for swap dealers, as well as rules issued by the SEC establishing capital, margin and segregation requirements for security-based swap dealers became effective. Our subsidiaries subject to these rules were compliant with the relevant requirements as of the effective date.
See “Business — Regulation” in Part I, Item 1 of the 2020
Form 10-K
for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

127	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
Central banks and regulators in a number of major jurisdictions (for example, U.S., U.K., E.U., Switzerland and Japan) have convened working groups to find and implement the transition to suitable replacements for IBORs. In March 2021, the FCA and the Intercontinental Exchange Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings along with certain JPY, GBP and USD LIBOR settings will cease after December 31, 2021 and the publication of the most commonly used USD LIBOR settings will cease after June 30, 2023. The FCA continues to consult the market on publishing synthetic rates for certain GBP and JPY LIBOR settings for a limited time. In April 2021, the State of New York approved legislation which minimizes legal and economic uncertainty for contracts that are governed by New York law and have no fallback provisions or have fallback provisions that are based on LIBOR by providing a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR). The U.S. federal banking agencies have also issued guidance strongly encouraging banking organizations to cease using USD LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
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
LIBOR, substantially all of our risk exposure is in connection with derivative contracts. Our derivative contracts are primarily with counterparties under bilateral agreements which adhere to the IBOR Protocol or with central clearing counterparties which have incorporated fallbacks consistent with the IBOR Protocol in their rule books and have announced that they plan, and have begun, to convert all LIBOR contracts to alternative risk-free reference rates before LIBOR cessation. We continue to monitor the potential legislative developments as they relate to unsecured debt and preferred stock and will take actions designed to facilitate an orderly transition. We are also engaged with our clients in order to remediate our loan agreements through bilateral amendments. We have also issued debt and deposits linked to SOFR and Sterling Overnight Index Average (SONIA) and executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities. When appropriate, we continue to execute transactions in the market to reduce our LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace them with alternative risk-free reference rate exposures. See “Regulatory and Other Matters – Other Matters” in Part II, Item 7 of the 2020
Form 10-K
for further information about our transition program.
Impact of
COVID-19
Pandemic.
During the third quarter of 2021, the spike in infections from the spread of the Delta variant put heightened focus on efforts to increase vaccination rates in order to make further progress against the virus. Although the global recovery continued to progress, the rising number of infections had the effect of tempering the pace of economic growth.

Goldman Sachs September 2021 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We have continued to successfully execute on our Business Continuity Planning (BCP) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the
COVID-19
pandemic. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic is managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. We remain focused on facilitating the safe return of our employees to our offices, as circumstances permit, and employees in a number of our locations around the world have returned to the office to varying degrees, including a majority of employees in the U.S. Given that the situation regarding
COVID-19
varies geographically, our approach to transitioning back to the office is tailored to each location, and it evolves as the specific conditions and requirements of each location change.
Our systems and infrastructure have been robust throughout the
COVID-19
pandemic, enabling us to conduct our activities without disruption. Communication throughout our organization has remained active during the pandemic and our risk management processes have continued to operate in a rigorous and disciplined manner.
We maintained high liquidity levels during the third quarter of 2021, as our GCLA averaged $356 billion. We have continued to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. See “Balance Sheet and Funding Sources” and “Risk Management — Liquidity Risk Management” for further information.
Accounting estimates, particularly those made in connection with determining the allowance for credit losses and the fair value of certain level 3 assets, are sensitive to assumptions regarding future economic conditions. Predicting the trajectory of the economic recovery is highly judgmental given the uncertainty as to how the pandemic will evolve, as it will largely depend on the extent to which the Delta variant continues to spread, the emergence of other mutations of the virus and further progress with vaccine distribution. See Note 9 to the consolidated financial statements for further information about our allowance for credit losses and Note 4 to the consolidated financial statements for further information about fair value measurements.
The market backdrop was generally favorable during the third quarter of 2021 and supported healthy levels of client activity, although at the end of the quarter anxiety over the trajectory of inflation, uncertainty regarding U.S. economic policy and longer-term extension of the federal debt ceiling intensified and volatility increased. We continued to deploy our balance sheet to intermediate risk and to support the needs of clients. We have maintained our proactive approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. As a result of the improved broader economic backdrop, credit risk in general has abated from the depths of the pandemic, including the risk associated with industries that were most severely impacted by lockdowns, such as hospitality and airlines. However, the operating environment remains unpredictable and we continue to closely monitor our exposures to industries that are most at risk to encountering financial stress due to the persistence of the pandemic. See “Risk Management — Market Risk Management” and “— Credit Risk Management” for further information.
Economies around the world continue to be susceptible to potential adverse developments related to the pandemic, such as additional waves of infection, a worsening of supply chain constraints and an intensification of inflationary pressures. If the future effects of the pandemic were to lead to a sustained period of economic weakness, our businesses would be negatively impacted. This would have a negative impact on factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our AUS. We will continue to closely monitor the rollout of vaccines across regions, as well as the impact of new variants of the virus, and will take further actions, as necessary, in order to best serve the interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.

129	Goldman Sachs September 2021 Form 10-Q

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
The table below presents our contractual obligations by type.

As of

$ in millions	September 2021	December 2020
Time deposits	$ 24,057	$ 26,433
Financings and borrowings:
Secured long-term	$ 9,585	$ 12,537
Unsecured long-term	$242,780	$213,481
Interest payments	$ 46,333	$ 44,073
Operating lease payments	$ 3,031	$ 3,268

Goldman Sachs September 2021 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our contractual obligations by expiration.

	As of September 2021

$ in millions	Remainder of 2021	2022 - 2023	2024 - 2025	2026 - Thereafter
Time deposits	$ –	$12,392	$ 7,284	$ 4,381
Financings and borrowings:
Secured long-term	$ –	$ 4,316	$ 2,184	$ 3,085
Unsecured long-term	$ –	$46,085	$58,246	$138,449
Interest payments	$1,368	$10,474	$ 8,140	$ 26,351
Operating lease payments	$ 71	$ 612	$ 509	$ 1,839
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

•
As of September 2021, unsecured long-term borrowings had maturities extending through 2065, consisted principally of senior borrowings, and included $7.21 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.

•
As of September 2021, the difference between aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material.

•	As of September 2021, the fair value of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related aggregate contractual principal amount by $290 million.

•
Interest payments represents estimated future contractual interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2021, and includes stated coupons, if any, on structured notes.

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

131	Goldman Sachs September 2021 Form 10-Q

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
An important part of our risk management process is firmwide stress testing. It allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions. Firmwide stress tests are performed on a regular basis and are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into a single combined scenario. We also perform ad hoc stress tests in anticipation of market events or conditions. Stress tests are also used to assess capital adequacy as part of our capital planning and stress testing process. See “Capital Management and Regulatory Capital — Capital Management” for further information.

Goldman Sachs September 2021 Form 10-Q	132

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

133	Goldman Sachs September 2021 Form 10-Q

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

•
Firmwide Operational Risk and Resilience Committee.
The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience. To assist the Firmwide Operational Risk and Resilience Committee in carrying out its mandate, other risk committees with dedicated oversight for technology-related risks, including cyber security matters, report into the Firmwide Operational Risk and Resilience Committee. This committee is co-chaired
by our chief administrative officer and the head of Operational Risk, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

Goldman Sachs September 2021 Form 10-Q	134

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

•
Firmwide Capital Committee.
The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired
by the head of Credit Risk and the head of Americas Leveraged Finance, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

135	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	136

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

137	Goldman Sachs September 2021 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2021, Group Inc. had $36.96 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $44.52 billion invested in GSI, a regulated U.K. broker-dealer; $2.66 billion invested in GSJCL, a regulated Japanese broker-dealer; $44.47 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.27 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $112.49 billion of unsubordinated loans (including secured loans of $54.73 billion) and $20.04 billion of collateral and cash deposits to these entities, substantially all of which was to GS&Co., GSI, GSJCL and GS Bank USA, as of September 2021. In addition, as of September 2021, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

Goldman Sachs September 2021 Form 10-Q	138

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

139	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2021 and December 2020 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	September 2021	June 2021
Denomination
U.S. dollar	$233,010	$217,977
Non-U.S. dollar	123,067	111,427
Total	$356,077	$329,404
Asset Class
Overnight cash deposits	$199,545	$171,007
U.S. government obligations	110,081	106,708
U.S. agency obligations	10,015	8,227
Non-U.S. government obligations	36,436	43,462
Total	$356,077	$329,404
Entity Type
Group Inc. and Funding IHC	$ 60,510	$ 53,327
Major broker-dealer subsidiaries	112,961	102,593
Major bank subsidiaries	182,606	173,484
Total	$356,077	$329,404
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $256.84 billion for the three months ended September 2021 and $249.61 billion for the three months ended June 2021. We do not consider these assets liquid enough to be eligible for our GCLA.
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

Goldman Sachs September 2021 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	September 2021	June 2021
Total HQLA	$344,351	$318,525
Eligible HQLA	$249,915	$238,397
Net cash outflows	$196,664	$172,895
LCR	127%	138%
In October 2020, the U.S. federal bank regulatory agencies issued a final rule that establishes a net stable funding ratio (NSFR) requirement for large U.S. banking organizations. This rule became effective on July 1, 2021 and requires banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023. Our NSFR as of September 2021 exceeded the minimum requirement.
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2021, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of September 2021, GS Bank USA’s NSFR exceeded the minimum requirement.

•
GSI.
GSI is subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s average monthly LCR for the trailing twelve-month period ended September 2021 exceeded the minimum requirement. GSI will become subject to the applicable NSFR requirement in the U.K., which is expected to become effective in January 2022.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of September 2021

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-1	a-1	A-2
Long-term debt	A (high	)	A	A2	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB-
Trust preferred	A		BBB-	Baa3	N/A	BB
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB
Ratings outlook	Stable		Stable	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

141	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of September 2021

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
Nine Months Ended September 2021.
Our cash and cash equivalents increased by $55.99 billion to $211.83 billion at the end of the third quarter of 2021, due to net cash provided by financing activities, partially offset by net cash used for operating activities and investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, principally reflecting increases in institutional, transaction banking, private bank, consumer and deposit sweep programs deposits, and net issuances of unsecured long-term borrowings. The net cash used for operating activities primarily reflected an increase in collateralized transactions (an increase in collateralized agreements, partially offset by an increase in collateralized financings), partially offset by an increase in trading liabilities. The net cash used for investing activities primarily reflected purchases of investments and an increase in net lending activities, partially offset by sales and paydowns of investments.
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
available-for-sale.

Goldman Sachs September 2021 Form 10-Q	142

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
We are aware of the inherent limitations to VaR and therefore use a variety of risk measures in our market risk management process. Inherent limitations to VaR include:

•	VaR does not estimate potential losses over longer time horizons where moves may be extreme;

•	VaR does not take account of the relative liquidity of different risk positions; and

•	Previous moves in market risk factors may not produce accurate predictions of all future market moves.

143	Goldman Sachs September 2021 Form 10-Q

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
The table below presents our average daily VaR.

	Three Months Ended			Nine Months Ended September

$ in millions	September 2021	June 2021	September 2020	2021	2020
Categories
Interest rates	$ 58	$ 64	$ 72	$ 60	$ 77
Equity prices	40	48	55	46	57
Currency rates	12	13	22	12	26
Commodity prices	22	22	26	22	20
Diversification effect	(52)	(57)	(84)	(53)	(82)
Total	$ 80	$ 90	$ 91	$ 87	$ 98

Goldman Sachs September 2021 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our average daily VaR decreased to $80 million for the three months ended September 2021 from $90 million for the three months ended June 2021, primarily due to lower levels of volatility. The total decrease of $10 million was primarily driven by decreases in the equity prices and interest rates categories, partially offset by a decrease in the diversification effect.
Our average daily VaR decreased to $80 million for the three months ended September 2021 from $91 million for the three months ended September 2020, due to lower levels of volatility, partially offset by increased exposures. The total decrease of $11 million was primarily driven by decreases in the equity prices, interest rates and currency rates categories, partially offset by a decrease in the diversification effect.
Our average daily VaR decreased to $87 million for the nine months ended September 2021 from $98 million for the nine months ended September 2020, due to lower levels of volatility, partially offset by increased exposures. The total decrease of $11 million was primarily driven by decreases in the interest rates, currency rates and equity prices categories, partially offset by a decrease in the diversification effect.
The table below presents our
period-end
VaR.

	As of

$ in millions	September 2021	June 2021	September 2020
Categories
Interest rates	$ 57	$ 74	$ 60
Equity prices	37	41	46
Currency rates	9	16	17
Commodity prices	31	25	20
Diversification effect	(47)	(61)	(62)
Total	$ 87	$ 95	$ 81
Our
period-end
VaR decreased to $87 million as of September 2021 from $95 million as of June 2021, primarily due to lower levels of volatility. The total decrease of $8 million was driven by decreases in the interest rates, currency rates and equity prices categories, partially offset by a decrease in the diversification effect and an increase in the commodity prices category.
Our
period-end
VaR increased to $87 million as of September 2021 from $81 million as of September 2020, due to increased exposures, partially offset by lower levels of volatility. The total increase of $6 million was primarily driven by a decrease in the diversification effect and an increase in the commodity prices category, partially offset by decreases in the equity prices and currency rates categories.
During the nine months ended September 2021, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2020, the firmwide VaR risk limit was exceeded on 16 occasions (all of which occurred during the first half of 2020), primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the market environment in 2020.
The table below presents our high and low VaR.

	Three Months Ended

	September 2021		June 2021		September 2020

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$74	$50	$ 74	$58	$ 99	$59
Equity prices	$48	$33	$ 57	$37	$ 75	$42
Currency rates	$16	$ 8	$ 17	$10	$ 32	$16
Commodity prices	$33	$15	$ 32	$15	$ 37	$17
Firmwide
VaR	$95	$74	$101	$81	$125	$77
The chart below presents our daily VaR for the nine months ended September 2021.

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September

$ in millions	2021	2020	2021	2020
>$100	13	4	47	44
$75 - $100	11	9	39	30
$50 - $75	11	21	30	34
$25 - $50	10	17	26	39
$0 - $25	11	8	31	25
$(25) - $0	7	3	14	9
$(50) - $(25)	–	2	–	4
$(75) - $(50)	–	–	–	2
$(100) - $(75)	–	–	–	2
<$(100)	1	–	1	–
Total	64	64	188	189

145	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95%
one-day
VaR (i.e., a VaR exception) on one occasion during the three months ended September 2021 and did not exceed our 95%
one-day
VaR during the three months ended September 2020.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	September 2021	June 2021	September 2020
Equity	$2,034	$2,096	$1,760
Debt	2,385	2,429	2,391
Total	$4,419	$4,525	$4,151
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of both September 2021 and June 2021. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $32 million as of September 2021 and $31 million as of June 2021. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $126.03 billion as of September 2021 and $116.04 billion as of June 2021, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $880 million as of September 2021 and $826 million as of June 2021 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
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

Goldman Sachs September 2021 Form 10-Q	146

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

147	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of September 2021, our aggregate credit exposure increased as compared with December 2020, primarily reflecting increases in cash deposits with central banks and loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2020, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposure to counterparties that defaulted during the nine months ended September 2021 was lower as compared with our credit exposure to counterparties that defaulted during the same prior year period, and such exposure was primarily related to loans and lending commitments. Our credit exposure to counterparties that defaulted during the nine months ended September 2021 remained low, representing less than 1% of our total credit exposure. Estimated losses associated with these defaults have been recognized in earnings. Our credit exposures are described further below.
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

	As of

$ in millions	September 2021	December 2020
Cash and Cash Equivalents	$187,120	$131,324
Industry
Financial Institutions	7%	11%
Sovereign	93%	89%
Total	100%	100%
Region
Americas	58%	45%
EMEA	33%	41%
Asia	9%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	63%	44%
AA	25%	38%
A	11%	17%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $24.71 billion as of September 2021 and $24.52 billion as of December 2020.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	September 2021	December 2020
OTC derivative assets	$ 65,200	$ 64,850
Collateral (not netted under U.S. GAAP)	(17,530)	(18,990)
Net credit exposure	$ 47,670	$ 45,860
Industry
Consumer & Retail	2%	4%
Diversified Industrials	8%	23%
Financial Institutions	11%	12%
Funds	15%	12%
Healthcare	1%	2%
Municipalities & Nonprofit	5%	6%
Natural Resources & Utilities	37%	11%
Sovereign	8%	14%
Technology, Media & Telecommunications	10%	12%
Other (including Special Purpose Vehicles)	3%	4%
Total	100%	100%
Region
Americas	54%	62%
EMEA	37%	30%
Asia	9%	8%
Total	100%	100%
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

149	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2021
Less than 1 year	$ 27,658	$ 13,359	$ 41,017
1 - 5 years	22,137	12,323	34,460
Greater than 5 years	65,130	6,646	71,776
Total	114,925	32,328	147,253
Netting	(88,989)	(10,594)	(99,583)
Net credit exposure	$ 25,936	$ 21,734	$ 47,670
As of December 2020
Less than 1 year	$ 22,332	$ 12,507	$ 34,839
1 - 5 years	23,927	16,486	40,413
Greater than 5 years	77,653	8,958	86,611
Total	123,912	37,951	161,863
Netting	(101,691)	(14,312)	(116,003)
Net credit exposure	$ 22,221	$ 23,639	$ 45,860
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of September 2021
Less than 1 year	$ 694	$ 5,280	$ 11,544	$ 10,140	$ 27,658
1 - 5 years	929	2,998	9,605	8,605	22,137
Greater than 5 years	13,326	5,759	24,399	21,646	65,130
Total	14,949	14,037	45,548	40,391	114,925
Netting	(12,677)	(9,816)	(37,666)	(28,830)	(88,989)
Net credit exposure	$ 2,272	$ 4,221	$ 7,882	$ 11,561	$ 25,936
As of December 2020
Less than 1 year	$ 532	$ 4,146	$ 11,440	$ 6,214	$ 22,332
1 - 5 years	1,069	4,189	10,976	7,693	23,927
Greater than 5 years	16,550	7,403	28,410	25,290	77,653
Total	18,151	15,738	50,826	39,197	123,912
Netting	(14,364)	(11,230)	(44,529)	(31,568)	(101,691)
Net credit exposure	$ 3,787	$ 4,508	$ 6,297	$ 7,629	$ 22,221

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of September 2021
Less than 1 year	$ 12,465	$ 894	$ 13,359
1 - 5 years	12,267	56	12,323
Greater than 5 years	6,538	108	6,646
Total	31,270	1,058	32,328
Netting	(10,546)	(48)	(10,594)
Net credit exposure	$ 20,724	$1,010	$ 21,734
As of December 2020
Less than 1 year	$ 11,541	$ 966	$ 12,507
1 - 5 years	16,274	212	16,486
Greater than 5 years	8,844	114	8,958
Total	36,659	1,292	37,951
Netting	(14,114)	(198)	(14,312)
Net credit exposure	$ 22,545	$1,094	$ 23,639
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of September 2021
Corporate	$ 54,107	$164,422	$218,529
Wealth management	41,775	4,051	45,826
Commercial real estate	21,707	6,005	27,712
Residential real estate	13,359	3,018	16,377
Consumer:
Installment	3,449	11	3,460
Credit cards	6,251	31,718	37,969
Other	6,308	5,307	11,615
Total, gross	146,956	214,532	361,488
Allowance for loan losses	(3,332)	(833)	(4,165)
Total	$143,624	$213,699	$357,323
As of December 2020
Corporate	$ 48,659	$135,818	$184,477
Wealth management	33,023	3,103	36,126
Commercial real estate	20,290	4,268	24,558
Residential real estate	5,750	1,900	7,650
Consumer:
Installment	3,823	4	3,827
Credit cards	4,270	21,640	25,910
Other	4,174	4,842	9,016
Total, gross	119,989	171,575	291,564
Allowance for loan losses	(3,874)	(557)	(4,431)
Total	$116,115	$171,018	$287,133

Goldman Sachs September 2021 Form 10-Q	150

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

$ in millions	Loans	Lending Commitments	Total
As of September 2021
Corporate	$54,107	$164,422	$218,529
Industry
Consumer & Retail	6%	12%	11%
Diversified Industrials	15%	21%	20%
Financial Institutions	8%	7%	7%
Funds	19%	3%	7%
Healthcare	7%	10%	9%
Natural Resources & Utilities	8%	17%	15%
Real Estate	6%	5%	5%
Technology, Media & Telecommunications	20%	20%	20%
Other (including Special Purpose Vehicles)	11%	5%	6%
Total	100%	100%	100%
Region
Americas	56%	74%	69%
EMEA	36%	24%	27%
Asia	8%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	3%
A	5%	15%	13%
BBB	20%	38%	33%
BB or lower	74%	41%	49%
Other metrics/unrated	–	1%	1%
Total	100%	100%	100%
As of December 2020
Corporate	$48,659	$135,818	$184,477
Industry
Consumer & Retail	7%	14%	12%
Diversified Industrials	17%	17%	17%
Financial Institutions	10%	6%	7%
Funds	13%	3%	6%
Healthcare	7%	12%	11%
Natural Resources & Utilities	12%	18%	16%
Real Estate	8%	6%	6%
Technology, Media & Telecommunications	17%	19%	19%
Other (including Special Purpose Vehicles)	9%	5%	6%
Total	100%	100%	100%
Region
Americas	60%	70%	67%
EMEA	31%	28%	29%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	–	5%	4%
A	6%	19%	15%
BBB	13%	36%	30%
BB or lower	80%	38%	49%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
In the table above, credit exposure excludes $2.76 billion as of September 2021 and $3.20 billion as of December 2020 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of September 2021
Wealth Management	$41,775	$4,051	$45,826
Region
Americas	86%	96%	87%
EMEA	11%	4%	10%
Asia	3%	–	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	71%	57%	70%
Non-investment-grade	13%	14%	13%
Other metrics/unrated	16%	29%	17%
Total	100%	100%	100%
As of December 2020
Wealth Management	$33,023	$3,103	$36,126
Region
Americas	88%	99%	89%
EMEA	10%	1%	9%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	67%	58%	66%
Non-investment-grade	16%	21%	17%
Other metrics/unrated	17%	21%	17%
Total	100%	100%	100%
In the table above, other metrics/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans include reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

151	Goldman Sachs September 2021 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of September 2021
Commercial Real Estate	$21,707	$6,005	$27,712
Region
Americas	75%	82%	77%
EMEA	19%	8%	16%
Asia	6%	10%	7%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	16%	16%	16%
Non-investment-grade	82%	77%	81%
Other metrics/unrated	2%	7%	3%
Total	100%	100%	100%
As of December 2020
Commercial Real Estate	$20,290	$4,268	$24,558
Region
Americas	71%	65%	70%
EMEA	19%	10%	18%
Asia	10%	25%	12%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	13%	10%
Non-investment-grade	86%	87%	86%
Other metrics/unrated	5%	–	4%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $9.66 billion as of September 2021 and $7.88 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $361 million as of September 2021 and $503 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of September 2021
Residential Real Estate	$13,359	$3,018	$16,377
Region
Americas	92%	67%	87%
EMEA	5%	23%	8%
Asia	3%	10%	5%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	36%	14%
Non-investment-grade	83%	64%	79%
Other metrics/unrated	8%	–	7%
Total	100%	100%	100%
As of December 2020
Residential Real Estate	$ 5,750	$1,900	$ 7,650
Region
Americas	88%	98%	91%
EMEA	9%	2%	7%
Asia	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	11%	2%	9%
Non-investment-grade	67%	93%	73%
Other metrics/unrated	22%	5%	18%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $12.80 billion as of September 2021 and $5.71 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other metrics/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $8.96 billion as of September 2021 and $5.57 billion as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs September 2021 Form 10-Q	152

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

	As of

$ in millions	September 2021	December 2020
Installment	$3,449	$3,823
California	11%	11%
Texas	9%	9%
New York	7%	7%
Florida	7%	7%
Illinois	4%	4%
Other	62%	62%
Total	100%	100%
Credit Cards	$6,251	$4,270
California	19%	19%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
Illinois	4%	4%
Other	52%	52%
Total	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of September 2021
Other	$6,308	$5,307	$11,615
Region
Americas	88%	92%	90%
EMEA	10%	6%	8%
Asia	2%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	43%	87%	63%
Non-investment-grade	40%	13%	28%
Other metrics/unrated	17%	–	9%
Total	100%	100%	100%
As of December 2020
Other	$4,174	$4,842	$ 9,016
Region
Americas	81%	98%	90%
EMEA	17%	–	8%
Asia	2%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	44%	94%	71%
Non-investment-grade	23%	6%	14%
Other metrics/unrated	33%	–	15%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $9.64 billion as of September 2021 and $7.28 billion as of December 2020.

•
Other metrics/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $307 million as of September 2021 and $420 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

153	Goldman Sachs September 2021 Form 10-Q

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

	As of

$ in millions	September 2021	December 2020
Securities Financing Transactions	$37,049	$30,190
Industry
Financial Institutions	37%	39%
Funds	28%	24%
Municipalities & Nonprofit	6%	5%
Sovereign	28%	30%
Other (including Special Purpose Vehicles)	1%	2%
Total	100%	100%
Region
Americas	37%	33%
EMEA	45%	46%
Asia	18%	21%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	11%	15%
AA	31%	28%
A	36%	40%
BBB	9%	10%
BB or lower	13%	5%
Unrated	–	2%
Total	100%	100%
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

	As of

$ in millions	September 2021	December 2020
Other Credit Exposures	$54,838	$56,429
Industry
Financial Institutions	82%	85%
Funds	11%	9%
Other (including Special Purpose Vehicles)	7%	6%
Total	100%	100%
Region
Americas	51%	54%
EMEA	41%	35%
Asia	8%	11%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	4%	5%
AA	47%	48%
A	26%	27%
BBB	8%	8%
BB or lower	14%	11%
Unrated	1%	1%
Total	100%	100%
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

Goldman Sachs September 2021 Form 10-Q	154

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
High external funding needs and inconsistent monetary policy have led to significant depreciation of the Turkish Lira, prompting concerns about foreign exchange reserves and economic instability. As of September 2021, our total credit exposure to Turkey was $2.27 billion, which was to non-sovereign
counterparties or borrowers. Such exposure consisted of $1.38 billion related to OTC derivatives, $180 million related to loans and lending commitments and $709 million related to secured receivables. After taking into consideration the benefit of hedges and Turkish corporate and sovereign collateral, and other risk mitigants provided by Turkish counterparties, our net credit exposure was $338 million. In addition, our total market exposure to Turkey as of September 2021 was $80 million, primarily to non-sovereign
issuers or underliers. Such exposure consisted of $199 million related to debt, $(245) million related to credit derivatives and $126 million related to equities.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist and the country still needs to secure new financial terms with the IMF. As of September 2021, our total credit exposure to Argentina was $124 million, which was to non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Argentina as of September 2021 was $91 million, primarily to sovereign issuers or underliers. Such exposure consisted of $95 million related to debt, $(34) million related to credit derivatives and $30 million related to equities.
The restructuring of Lebanon’s sovereign debt and sharp currency depreciation have led to concerns about its financial and political stability. As of September 2021, our total credit and market exposure to Lebanon was not material.
Zambia’s sovereign debt default and liquidity pressures aggravated by the
COVID-19
pandemic have led to concerns about the country’s financial stability. As of September 2021, our total credit and market exposure to Zambia was not material.
Venezuela has delayed payments on its sovereign debt and is experiencing deep economic and social crises. As of September 2021, our total credit and market exposure to Venezuela was not material.
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
Industry Exposures.
The sharp decline in economic activity as a result of the COVID-19 pandemic resulted in a significant impact to the gaming and lodging industry. Though the rate of recovery in gaming and lodging has accelerated during recent months, the timing of full recovery to the pre-pandemic
levels remains uncertain. As of September 2021, our credit exposure to gaming and lodging companies (including hotel owners and operators) related to loans and lending commitments was $2.82 billion ($526 million of loans and $2.29 billion of lending commitments). Such exposure included $2.21 billion of exposure to non-investment-grade
counterparties ($526 million related to loans and $1.68 billion related to lending commitments), of which 69% was secured. In addition, we extend loans that are secured by hotel properties. As of September 2021, our exposure related to such loans and lending commitments was $1.60 billion and was to non-investment-grade
counterparties. In addition, we have exposure to our clients in the gaming and lodging industry arising from derivatives. As of September 2021, our credit exposure related to derivatives and receivables to gaming and lodging companies was $95 million, which was to non-investment-grade
counterparties. After taking into consideration the benefit of $62 million of hedges, our net credit exposure was $2.85 billion. As of September 2021, our market exposure related to gaming and lodging companies was $(296) million, substantially all of which was to non-investment-grade
issuers or underliers. Such exposure consisted of $(126) million related to debt, $(483) million related to credit derivatives and $313 million related to equities.

155	Goldman Sachs September 2021 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Although air travel has increased from its low point of the
COVID-19
pandemic, the airline industry still faces hurdles in the path to a full recovery. As of September 2021, our credit exposure to airline companies related to loans and lending commitments was $1.71 billion ($572 million of loans and $1.14 billion of lending commitments) to non-investment-grade
counterparties, of which 86% was secured. In addition, we have exposure to our clients in the airline industry arising from derivatives. As of September 2021, our credit exposure related to derivatives and receivables to airline companies was $193 million ($151 million to investment-grade counterparties and $42 million to non-investment-grade
counterparties). After taking into consideration the benefit of $238 million of hedges, our net credit exposure was $1.67 billion. As of September 2021, our market exposure related to airline companies was $82 million, substantially all of which was to non-investment-grade
issuers or underliers. Such exposure consisted of $147 million related to debt, $(203) million related to credit derivatives and $138 million related to equities.
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

Goldman Sachs September 2021 Form 10-Q	156

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

157	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	158

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Investor Relations can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone:
212-902-0300,
e-mail:
gs-investor-relations@gs.com
. We use the following, as well as other social media channels, to disclose public information to investors, the media and others:

•	Our website ( www.goldmansachs.com );

•	Our Twitter account ( twitter.com/GoldmanSachs ); and

•	Our Instagram account ( instagram.com/GoldmanSachs ).
Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this
Form 10-Q.
Forward-Looking Statements
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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2020
Form 10-K.
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio and CET1 capital ratio, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2021 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses (including those related to our planned co-branded
credit card relationship with General Motors), (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our installment loan and credit card businesses, (xvi) the objectives and effectiveness of our BCP strategy, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, (xx) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xxi) our expected tax rate, (xxii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxiii) our expected SCB and
G-SIB
surcharge, (xxiv) legal proceedings, governmental investigations or other contingencies, (xxv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxvi) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvii) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxviii) the effectiveness of our management of our human capital, including our diversity goals, (xxix) our plans for our people to return to our offices, (xxx) future inflation and (xxxi) our announced acquisitions of the General Motors co-branded
credit card portfolio, NN Investment Partners and GreenSky.

159	Goldman Sachs September 2021 Form 10-Q

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

Goldman Sachs September 2021 Form 10-Q	160

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
Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and
G-SIB
surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements resulting from changes in regulations or the interpretation or application of existing regulations, results of applicable supervisory stress tests and changes to the composition of our balance sheet.
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
Statements about future inflation are subject to the risk that actual inflation may differ, possibly materially, due to, among other things, changes in economic growth, unemployment or consumer demand.
Statements about our announced acquisitions of the General Motors co-branded
credit card portfolio, NN Investment Partners and GreenSky are subject to the risk that the transactions may not close on the timeline contemplated or at all, including due to a failure to obtain requisite regulatory approval and, in the case of GreenSky, shareholder approval, as well as the risk that we may be unable to realize the expected benefits of the acquisitions and the risk that integrating the General Motors co-branded
credit card portfolio, NN Investment Partners and GreenSky, into our business may be more difficult, time-consuming or expensive than expected.

161	Goldman Sachs September 2021 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended September 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended September 2021.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
July	367,802	$370.75	367,802	37,767,629
August	2,162,058	$399.45	2,162,058	35,605,571
September	–	–	–	35,605,571
Total	2,529,860		2,529,860
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
Item 5.    Other Information
Amendment and Restatement of
By-Laws
Effective October 28, 2021, the Board adopted amendments to our Amended and Restated
By-Laws
(By-Laws)
to make certain technical clarifications and conforming revisions primarily to update the
By-Laws
in line with developments in Delaware General Corporation Law. Such changes include clarifying certain procedures relating to quorum and the fixing of record dates for stockholders meetings, clarifying that preferred stock series may have terms that alter election procedures for directors and eliminating gender-specific language throughout. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to our Amended and Restated
By-Laws,
which are attached hereto as Exhibit 3.1 and incorporated by reference herein.

Goldman Sachs September 2021 Form 10-Q	162

Item 6.    Exhibits
Exhibits

3.1	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of October 28, 2021.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2021 and September 30, 2020, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T HE G OLDMAN S ACHS G ROUP , I NC .

By:	/s/	Stephen M. Scherr
Name:		Stephen M. Scherr
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		October 29, 2021

By:	/s/	Sheara Fredman
Name:		Sheara Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		October 29, 2021

163	Goldman Sachs September 2021 Form 10-Q