Form 10-K
period 2021-12-31
GOLDMAN SACHS GROUP INC
filed 2022-02-25
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, N.Y.	10282
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates
of the registrant was approximately $127.4 billion.
As of February 11, 2022, there were 337,922,970 shares of the registrant’s common stock outstanding.
Documents incorporated by reference
: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on
Form 10-K
in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Page No.
Supplemental Financial Information	223
Common Stock Performance	223
Statistical Disclosures	223
Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	227
Item 9A
Controls and Procedures	227
Item 9B
Other Information	227
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	227
PART III	227
Item 10
Directors, Executive Officers and Corporate Governance	227
Item 11
Executive Compensation	227
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	228
Item 13
Certain Relationships and Related Transactions, and Director Independence	228
Item 14
Principal Accountant Fees and Services	228
PART IV	228
Item 15
Exhibit and Financial Statement Schedules	228
SIGNATURES	234

Goldman Sachs 2021 Form 10-K

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
are to our Annual Report on
Form 10-K
for the year ended December 31, 2021. All references to 2021, 2020 and 2019 refer to our years ended, or the dates, as the context requires, December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
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
Investment Banking generates revenues from the following:

•
Financial advisory.
We have been a leader for many years in providing financial advisory services, including strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs. In particular, we help clients execute large, complex transactions for which we provide multiple services, including cross-border structuring expertise. We also assist our clients in managing their asset and liability exposures and their capital.

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

Goldman Sachs 2021 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Equity underwriting
.
We underwrite common and preferred stock and convertible and exchangeable securities. We regularly receive mandates for large, complex transactions and have held a leading position in worldwide public common stock offerings and worldwide initial public offerings for many years.
Debt underwriting
.
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

We also provide transaction banking services, including to certain of our corporate and financial institution clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
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
Global Markets and our other businesses are supported by our Global Investment Research division, which, as of December 2021, provided fundamental research on approximately 3,000 companies worldwide and approximately 50 national economies, as well as on industries, currencies and commodities.
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

2	Goldman Sachs 2021 Form 10-K

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
Commodities.
Commodity derivatives and, to a lesser extent, physical commodities, involving crude oil and petroleum products, natural gas, agricultural, base, precious and other metals, electricity, including renewable power, environmental products and other commodity products.

•
FICC financing.
Includes providing financing to our clients through warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans). We also provide financing to clients through structured credit, asset-backed lending, and through securities purchased under agreements to resell (resale agreements).

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
Marquee
.

•	Equities financing . Includes prime brokerage and other equities financing activities, including securities lending, margin lending and swaps.
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
We execute swap transactions to provide our clients with exposure to securities and indices.

Goldman Sachs 2021 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Asset Management
Asset Management provides investment services to help clients preserve and grow their financial assets. We provide these services to our institutional clients, as well as investors who primarily access our products through a network of third-party distributors around the world.
We manage client assets across a broad range of investment strategies and asset classes, including equity, fixed income and alternative investments. Alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers, as well as those managed by third-party managers. We offer our investment solutions in a variety of structures, including separately managed accounts, mutual funds, private partnerships and other commingled vehicles.
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

Consumer & Wealth Management
Consumer & Wealth Management helps clients achieve their individual financial goals by providing a broad range of wealth advisory and banking services, including financial planning, investment management, deposit-taking and lending. Services are offered through our global network of advisors and via our digital platforms.
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
Wealth management generates revenues from the following:

•
Management and other fees.
Includes fees related to managing assets, providing investing and wealth advisory solutions, providing financial planning and counseling services via Ayco Personal Financial Management, and executing brokerage transactions for wealth management clients.

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

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

4	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Consumer Banking.
Our Consumer banking business issues unsecured loans, through our digital platform,
Marcus by Goldman Sachs
(Marcus),
and credit cards, to finance the purchases of goods or services. We also accept deposits (including savings and time deposits) through Marcus, in GS Bank USA and Goldman Sachs International Bank (GSIB). Additionally, we provide investing services through
Marcus Invest
to U.S. customers.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income attributed to consumer deposits.
Business Continuity and Information Security
Business continuity and information security, including cyber security, are high priorities for us. Their importance has been highlighted by (i) the coronavirus
(COVID-19)
pandemic and the work-from-home arrangements implemented by companies worldwide in response, including us, (ii) numerous highly publicized events in recent years, including cyber attacks against financial institutions, governmental agencies, large consumer-based companies, software and information technology service providers and other organizations, some of which have resulted in the unauthorized access to or disclosure of personal information and other sensitive or confidential information, the theft and destruction of corporate information and requests for ransom payments, and (iii) extreme weather events.
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

Goldman Sachs 2021 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Diversity and Inclusion
The strength of our culture, our ability to execute our strategy, and our relationships with clients all depend on a diverse workforce and an inclusive work environment that encourages a wide range of perspectives. We believe that diversity at all levels of our organization, from entry-level analysts to senior management, as well as the Board of Directors of Group Inc. (Board), which as of December 2021, was approximately 62% diverse by race, gender or sexual orientation, is essential to our sustainability. Our management team works closely with our Global Inclusion and Diversity Committee to continue to increase diversity of our global workforce at all levels. In addition, we have global and regional Inclusion and Diversity Committees which promote an environment that values different perspectives, challenges conventional thinking and maximizes the potential of all our people.
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
Diverse leadership is crucial to our long-term success and to driving innovation, and we have implemented and expanded outreach and career advancement programs for rising diverse executive talent. For example, we are focused on providing diverse vice presidents the necessary coaching, sponsorship and advocacy to support their career trajectories and strengthen their leadership platforms, including through programs, such as our Vice President Career Investment Initiative focused on high-performing Black and Hispanic/Latinx VPs in the Americas and EMEA. Many other career development initiatives are aimed at fostering diverse talent at the analyst and associate level, including the Black Analyst and Associate Initiative, the Hispanic/Latinx Analyst Initiative and the Women’s Career Strategies Initiative. We have also established Inclusion Networks and Interest Forums that are open to all professionals at Goldman Sachs to promote and advance connectivity, understanding, inclusion and diversity.
Progress Toward Aspirational Goals.
Reflecting our efforts to increase diversity, the composition of our most recent partnership class was 27% women professionals, 17% Asian professionals, 7% Black professionals and 5% Hispanic/Latinx professionals. The composition of our most recent managing director class was 30% women professionals, 28% Asian professionals, 5% Black professionals and 5% Hispanic/Latinx professionals.
We have also set forth the following aspirational goals:

•
We aim for analyst and associate hiring (which accounts for over 70% of our annual hiring) to achieve representation of 50% women professionals, 11% Black professionals and 14% Hispanic/Latinx professionals in the Americas, and 9% Black professionals in the U.K. In 2021, our analyst and associate hires included 45% women professionals, 11% Black professionals and 15% Hispanic/Latinx professionals in the Americas, and 14% Black professionals in the U.K.

•
We aim for women professionals to represent 40% of our vice presidents globally by 2025 and 30% of senior talent (vice presidents and above) in the U.K. by 2023, while also endeavoring for women employees to comprise 50% of all of our employees globally over time. As of December 2021, women professionals represented 32% of our vice president population globally and 31% of senior talent (vice presidents and above) in the U.K., and women employees represented 41% of all of our employees globally.

•
We aim for Black professionals to represent 7% of our vice president population in the Americas and in the U.K., and for Hispanic/Latinx professionals to represent 9% of our vice president population in the Americas, both by 2025. As of December 2021, Black professionals represented 4% of our vice president population in the Americas and 4% in the U.K., and Hispanic/Latinx professionals represented 6% of our vice president population in the Americas.

•	We aim to double the number of campus hires in the U.S. recruited from Historically Black Colleges and Universities (HBCUs) by 2025 relative to 2020.
The metrics above are based on self-identification.

6	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Talent Development and Retention
We seek to help our people achieve their full potential by investing in them and supporting a culture of continuous development. Our goals are to maximize individual capabilities, increase commercial effectiveness and innovation, reinforce our culture, expand professional opportunities, and help our people contribute positively to their communities.
Instilling our culture in all employees is a continuous process, in which training plays an important part. We offer our employees the opportunity to participate in ongoing educational offerings and periodic seminars through Goldman Sachs University. To accelerate their integration into the firm and our culture, new hires have the opportunity to receive training before they start working and orientation programs with an emphasis on culture and networking, and nearly all employees participate in at least one training event each year. For our more senior employees, we provide guidance and training on how to manage people and projects effectively, exhibit strong leadership and exemplify our culture. We are also focused on developing a high performing, diverse leadership pipeline and career planning for our next generation of leaders. We maintain a variety of programs aimed at employees’ professional growth and support throughout their careers and as they evolve into leaders, including initiatives, such as our Vice President and Managing Director Leadership Acceleration Initiatives.
Enhancing our people’s experience of internal mobility is a key focus, as we believe that this will inspire employees, help retain top talent and create diverse experiences to build future leaders.
Another important part of instilling our culture is our employee performance review process. Employees are reviewed by supervisors, co-workers
and employees whom they supervise in a
360-degree
review process that is integral to our team approach and includes an evaluation of an employee’s performance with respect to risk management, protecting our reputation, adherence to our code of conduct, compliance, and diversity and inclusion principles. Our approach to evaluating employee performance centers on providing robust, timely and actionable feedback that facilitates professional development. We have directed our managers, as leaders at the firm, to take an active coaching role with their teams. We have also implemented “The Three Conversations at GS” through which managers establish goals with their team members at the start of the year, check in mid-year
on progress and then close out the year with a conversation on performance against goals.
We believe that our people value opportunities to contribute to their communities and that these opportunities enhance their job satisfaction. We also believe that being able to volunteer together with colleagues and participate in community organizations working on local service projects strengthens our people’s bond with us. Community TeamWorks, our signature volunteering initiative, enables our people to participate in high-impact, team-based volunteer opportunities, including projects coordinated with hundreds of nonprofit partner organizations worldwide. During 2021, our people volunteered approximately 80,000 hours of service globally through Community TeamWorks, with approximately 15,000 employees partnering with approximately 370 nonprofit organizations on approximately 800 community projects. To respond to the interest of our people in helping with the response to the
COVID-19
pandemic, we have developed a series of opportunities to support vulnerable populations remotely, including small business owners, students and the elderly.
Wellness
We recognize that for our people to be successful in the workplace they need support in their personal, as well as their professional lives. We have created a strong support framework for wellness, which is intended to enable employees to better balance their roles at work and their responsibilities at home. In addition to providing 20 weeks of parental leave for all employees, we provide other benefits to support the wellness of our employees, including family care leave, bereavement leave and, for longer-tenured employees, an unpaid sabbatical leave. We also continue to advance our resilience programs, offering our people a range of counseling, coaching, medical advisory and personal wellness services. We have increased the availability of these resources during the
COVID-19
pandemic, and we have continued to evolve and strengthen virtual offerings with the aim of maintaining the physical and mental well-being of our employees, enhancing their effectiveness and cohesiveness and providing them with greater opportunities to access support.
We also introduced a
COVID-19
10-day
family leave policy, available to our people globally to care for family members due to
COVID-19
related illness or meet childcare needs, including homeschooling. We remain focused on facilitating the safe return of our employees to our offices, as circumstances permit, and employees in a number of our locations around the world have returned to the office to varying degrees. Given that the situation regarding the
COVID-19
pandemic varies geographically, our approach to transitioning back to the office is tailored to each location, and it evolves based on the specific conditions and requirements of each location. We have comprehensive protocols in place, including regular testing, and we will continue to be guided by a people-first approach as circumstances evolve.

Goldman Sachs 2021 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, to support the financial wellness of our employees, we offer a variety of resources that help them manage their personal financial health and decision-making, including financial education series, live and on-demand
webinars, articles and interactive digital tools.
Global Reach and Strategic Locations
As a firm with a global client base, we take a strategic approach to attracting, developing and managing a global workforce. Our clients are located worldwide and we are an active participant in financial markets around the world. As of December 2021, we had headcount of 43,900, offices in over 35 countries and 52% of our headcount was based in the Americas, 18% in EMEA and 30% in Asia. Our employees come from over 180 countries and speak more than 110 languages as of December 2021.
In addition to maintaining offices in major financial centers around the world, we have established key strategic locations, including in Bengaluru, Salt Lake City, Dallas, Singapore and Warsaw. We continue to evaluate the expanded use of strategic locations, including cities in which we do not currently have a presence.
As of December 2021, 40% of our employees were working in one of these key strategic locations. We believe our investment in these strategic locations enables us to build centers of excellence around specific capabilities that support our business initiatives.
Sustainability
We have a long-standing commitment to sustainability. Our two priorities in this area are helping clients across industries facilitate and thrive in a low-carbon
economy (Climate Transition) and leveraging our capabilities to advance economic empowerment (Inclusive Growth).
We have established a Sustainable Finance Group, which serves as the centralized group that drives climate strategy and sustainability efforts across our firm, including commercial efforts alongside our businesses to advance Climate Transition and Inclusive Growth. In 2020, we created a new role, Global Head of Sustainability and Inclusive Growth, which, like our
One Goldman Sachs
initiative, is intended to facilitate the application of our full capabilities across both Climate Transition and Inclusive Growth. Each of our segments has launched a Sustainability Council. These councils focus on identifying key Environmental, Social and Governance (ESG) priorities for the segment, developing sustainability-related capabilities and delivering sustainability-focused solutions to clients in a holistic way.
Our activities relating to sustainability present both financial and nonfinancial risks, and we have processes for managing these risks, similar to the other risks we face. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities Committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability risks affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy, and also periodically reviews our governance and related policies and processes for sustainability and climate change-related risks. We have also implemented an Environmental Policy Framework to guide our overall approach to sustainability issues. We apply this Framework when evaluating transactions for environmental and social risks and impacts. Our employees also receive training with respect to environmental and social risks, including for sectors and industries that we believe have higher potential for these risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management — Climate Risk Management” in Part II, Item 7 of this
Form 10-K
for further information about our climate risk management.

8	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As a leading financial institution, we acknowledge the importance of Climate Transition for our business. In February 2021, we launched our inaugural sustainability bond of $800 million, which is aligned with our sustainable finance framework for future issuances and funds a range of on-balance
sheet sustainable finance activity. In addition, we are working with various external groups to develop methods, metrics and frameworks for the financial sector, with an aim to support greater consistency, comparability and utility in approaches to measuring the financial sector’s contribution to Climate Transition initiatives. We believe we can advance sustainability by partnering with our clients across our businesses, including by developing new sustainability-linked financing solutions, offering strategic advice, or coinvesting alongside our clients in clean energy companies. We have announced a target to deploy $750 billion in sustainable financing, investing and advisory activity by the beginning of 2030. As of December 2021, we achieved approximately 40% of that goal, with the majority dedicated to Climate Transition. In addition, we have announced our commitment to align our financing activities with a net-zero-by-2050
pathway. In that context, we have set an initial set of targets for 2030 focused on three sectors — power, oil and gas, and auto manufacturing — where we believe we can have the most significant impact and we see an opportunity to proactively engage our clients, investors, advocacy groups and multi-stakeholder organizations, deploy capital required for transition, and invest in new commercial solutions to drive decarbonization in the real economy. Carbon neutrality is also a priority for the operation of our firm and our supply chain. In 2015, we achieved carbon neutrality in our operations and business travel, ahead of our 2020 goal announced in 2009. We have expanded our operational carbon commitment to include our supply chain, targeting net-zero
carbon emissions by 2030.
In addition to Climate Transition, our approach to sustainability also centers on Inclusive Growth and advancing economic empowerment and financial opportunity for all. We have sponsored initiatives, such as
One
Million Black Women,
Launch With GS, our Urban Investment Group, 10,000 Women and 10,000 Small Businesses
. An overarching theme of our sustainability strategy is promoting diversity and inclusion as an imperative for us, as well as our clients and their boards. These efforts are further strengthened by strategic partnerships that we have established in areas where we have identified gaps, or believe we are able to drive even greater impact through collaboration. We also believe our ability to achieve our sustainability objectives is critically dependent on the strengths and talents of our people, and we recognize that our people are able to maximize their impact by collaborating in a diverse and inclusive work environment. See “Business — Human Capital Management” for information about our human capital management goals, programs and policies.
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

Goldman Sachs 2021 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking, market-making, consumer, wealth management and asset management businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than those for non-electronic
trading. It appears that this trend toward
low-commission
trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. The increasing prevalence of passive investment strategies that typically have lower fees than other strategies we offer has affected the competitive and pricing dynamics for our asset management products and services. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that may rely more heavily on electronic trading and execution. We and other banks also compete for deposits on the basis of the rates we offer. Increases in short-term interest rates are expected to result in more intense competition in deposit pricing.
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
Regulation
As a participant in the global financial services industry, we are subject to extensive regulation and supervision worldwide. The regulatory regimes applicable to our operations worldwide have been, and continue to be, subject to significant changes. The Basel Committee is the primary global standard setter for prudential bank regulation; however, its standards do not become effective in a jurisdiction until the relevant regulators have adopted rules to implement its standards. The implications of these regulations for our businesses depend to a large extent on their implementation by the relevant regulators globally, and the market practices and structures that develop.
New regulations have been adopted or are being considered by regulators and policy makers worldwide, as described below. The effects of any changes to the regulations affecting our businesses, including as a result of the proposals described below, are uncertain and will not be known until such changes are finalized and market practices and structures develop under the revised regulations.

10	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our principal subsidiaries operating in the U.S. include GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), J. Aron & Company LLC (J. Aron) and Goldman Sachs Asset Management, L.P. Our principal subsidiaries operating in Europe include Goldman Sachs International (GSI), GSIB and Goldman Sachs Asset Management International (GSAMI), which are incorporated and headquartered in the U.K., and Goldman Sachs Bank Europe SE (GSBE), which is incorporated and headquartered in Germany. Our principal subsidiaries operating in Asia include Goldman Sachs Japan Co., Ltd. (GSJCL).
As a result of the U.K.’s withdrawal from the E.U. (Brexit), we have strengthened the capabilities of our E.U. operating subsidiaries, particularly GSBE, and have moved certain activities there. For example, we have moved a number of relationships with clients of our Investment Banking, Global Markets and Wealth Management businesses from GSI and GSIB to GSBE, and clients of our Asset Management business from GSAMI to GSBE; established access for GSBE to exchanges, clearing houses and depositories and other market infrastructure in the E.U.; established branches of GSBE in several E.U. member states and in the U.K.; and strengthened the capital, personnel and other resources at GSBE.
Banking Supervision and Regulation
Group Inc. is a BHC under the U.S. Bank Holding Company Act of 1956 (BHC Act) and an FHC under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), and is subject to supervision and examination by the FRB, which is our primary regulator.
The FRB’s rating system for large financial institutions is aligned with its supervisory program and is comprised of component ratings for capital planning and positions, liquidity risk management and positions, and governance and controls.
Under the system of “functional regulation” established under the BHC Act, the primary regulators of our U.S.
non-bank
subsidiaries directly regulate the activities of those subsidiaries, with the FRB exercising a supervisory role. Such “functionally regulated” subsidiaries include broker-dealers and security-based swap dealers registered with the SEC, such as our principal U.S. broker-dealer, GS&Co., entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.
Our principal U.S. bank subsidiary, GS Bank USA, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau (CFPB). GS Bank USA also has a London branch, which is regulated by the FCA and PRA, and a Tokyo branch, which is regulated by the Japan Financial Services Agency. We conduct a number of our activities partially or entirely through GS Bank USA and its subsidiaries, including: corporate loans (including leveraged lending) and transaction banking; consumer loans (including installment and credit card loans); small business loans (including installment, lines of credit and credit cards); wealth management loans (including mortgages); interest rate, credit, currency and other derivatives; deposit-taking; and agency lending.
Our E.U. subsidiaries are subject to various E.U. regulations, as well as national laws, including those implementing European directives. GSBE is directly supervised by the European Central Bank (ECB) and additionally by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism (SSM). GSBE’s London branch is regulated by the FCA. GSBE engages in certain activities primarily in the E.U., including underwriting and market making in debt and equity securities and derivatives, investment, asset and wealth management services, deposit-taking, lending (including securities lending), and financial advisory services and is a primary dealer for government bonds issued by E.U. sovereigns. On July 1, 2021, GSBE became a subsidiary of GS Bank USA. As a foreign bank subsidiary of GS Bank USA, GSBE is subject to limits on the nature and scope of its activities under the FRB’s Regulation K, including limits on its underwriting and market making in equity securities based on GSBE’s and/or GS Bank USA’s capital.
Goldman Sachs Paris Inc. et Cie (GSPIC) is an investment firm regulated by the French Prudential Supervision and Resolution Authority and the Financial Markets Authority. GSPIC’s activities include certain activities that GSBE is prevented from undertaking. GSPIC applied in October 2021 to become a credit institution.

Goldman Sachs 2021 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our principal subsidiaries in the U.K. include GSI, a U.K. broker-dealer and a designated investment firm, and GSIB, a U.K. bank. Both GSI and GSIB are regulated by the PRA and the FCA. As an investment firm, GSI is subject to prudential requirements applicable to banks, including capital and liquidity requirements. GSI provides broker-dealer services in and from the U.K. and is registered with the CFTC as a swap dealer and with the SEC as a securities-based swap dealer. GSIB engages in lending (including securities lending) and deposit-taking activities and is a primary dealer for U.K. government bonds. GSI and GSIB maintain branches outside of the U.K. and are subject to the laws and regulations of the jurisdictions where they are located.
Capital and Liquidity Requirements.
We and GS Bank USA are subject to regulatory risk-based capital and leverage requirements that are calculated in accordance with the regulations of the FRB (Capital Framework). The Capital Framework is largely based on the Basel Committee’s framework for strengthening the regulation, supervision and risk management of banks (Basel III) and also implements certain provisions of the Dodd-Frank Act. Under the U.S. federal bank regulatory agencies’ tailoring framework, we and GS Bank USA are subject to “Category I” standards because we have been designated as a global systemically important bank
(G-SIB).
Accordingly, we and GS Bank USA are “Advanced approach” banking organizations. Under the Capital Framework, we and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance
sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. We and GS Bank USA are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies.
GSBE is subject to capital and liquidity requirements prescribed in the E.U. Capital Requirements Regulation, as amended (CRR), and the E.U. Capital Requirements Directive, as amended (CRD), which are largely based on Basel III.
The most recent previous amendments to the CRR and CRD (respectively, CRR II and CRD V) include changes to the market risk, counterparty credit risk, large exposures and leverage ratio frameworks. These changes have been applicable in the E.U. since June 2021.
GSI and GSIB are subject to the U.K. capital and liquidity frameworks, which are also largely based on Basel III and remain predominantly aligned with the E.U. capital and liquidity frameworks. Amendments similar to CRR II and CRD V became applicable in the U.K. on January 1, 2022. Requirements established by E.U. and U.K. authorities are therefore similar to those applicable to GS Bank USA and us.
Risk-Based Capital Ratios.
As Advanced approach banking organizations, we and GS Bank USA calculate risk-based capital ratios in accordance with both the Standardized and Advanced Capital Rules. Both the Advanced Capital Rules and the Standardized Capital Rules include minimum risk-based capital requirements and additional capital conservation buffer requirements that must be satisfied solely with Common Equity Tier 1 (CET1) capital. Failure to satisfy a buffer requirement in full would result in constraints on capital distributions and discretionary executive compensation. The severity of the constraints would depend on the amount of the shortfall and the organization’s “eligible retained income,” defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of net income over the preceding four quarters. For Group Inc., the capital conservation buffer requirements consist of a 2.5% buffer (under the Advanced Capital Rules), a stress capital buffer (SCB) (under the Standardized Capital Rules), and both a countercyclical buffer and the
G-SIB
surcharge (under both Capital Rules). For GS Bank USA, the capital conservation buffer requirements consist of a 2.5% buffer and the countercyclical capital buffer.
The SCB is based on the results of the Federal Reserve’s supervisory stress tests and our planned common stock dividends and is likely to change over time based on the results of the annual supervisory stress tests. See “Stress Tests and Capital Planning” below. The countercyclical capital buffer is designed to counteract systemic vulnerabilities and currently applies only to banking organizations subject to Category I, II or III standards, including us and GS Bank USA. Several other national supervisors also require countercyclical capital buffers. The
G-SIB
surcharge and countercyclical capital buffer applicable to us may change in the future including due to additional guidance from our regulators and/or positional changes. As a result, the minimum capital ratios to which we are subject are likely to change over time.
The U.S. federal bank regulatory agencies have a rule that implements the Basel Committee’s standardized approach for measuring counterparty credit risk exposures in connection with derivative contracts
(SA-CCR).
Under the rule, “Advanced approach” banking organizations are required to use
SA-CCR
for calculating their standardized risk-weighted assets (RWAs) and, with some adjustments, for purposes of determining their supplementary leverage ratios (SLRs) discussed below.

12	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The capital requirements applicable to GSBE, GSI and GSIB include both minimum requirements and buffers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this
Form 10-K
and Note 20 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K
for information about our capital ratios and those of GS Bank USA, GSBE, GSI and GSIB.
The Basel Committee standards include guidelines for calculating incremental capital ratio requirements for banking institutions that are systemically significant from a domestic but not global perspective
(D-SIBs).
Depending on how these guidelines are implemented by national regulators, they may apply, among others, to certain subsidiaries of
G-SIBs.
These guidelines are in addition to the framework for
G-SIBs,
but are more principles-based. The CRD and CRR provide that institutions that are systemically important at the E.U. or member state level, known as other systemically important institutions
(O-SIIs),
may be subject to additional capital ratio requirements, according to their degree of systemic importance
(O-SII
buffers). In 2021, BaFin identified GSBE as an
O-SII
in Germany and set an
O-SII
buffer, applicable from January 1, 2022.
In the U.K., the PRA has identified Goldman Sachs Group UK Limited (GSG UK), the parent company of GSI and GSIB, as an
O-SII
but has not applied an
O-SII
buffer.
The Basel Committee has finalized revisions to the framework for calculating capital requirements for market risk as part of its Fundamental Review of the Trading Book (FRTB). These revisions are expected to increase market risk capital requirements for most banking organizations and large broker-dealers subject to bank capital requirements. The revised framework, among other things, revises the standardized and internal model-based approaches used to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements. The Basel Committee framework contemplates that national regulators implement the revised framework by January 1, 2023. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the revised framework. Under the CRR, E.U. financial institutions commenced reporting their market risk calculations under the revised framework in the third quarter of 2021. U.K. authorities have not yet proposed rules to implement this framework.
The Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (Basel III Revisions). These standards set a floor on internally modeled capital requirements at a percentage of the capital requirements under the standardized approach. They also revise the Basel Committee’s standardized and internal model-based approaches for credit risk, provide a new standardized approach for operational risk capital and revise the frameworks for credit valuation adjustment (CVA) risk. The Basel Committee framework contemplates that national regulators implement these standards by January 1, 2023, and that the new floor be phased in through January 1, 2028. In July 2020, the Basel Committee finalized further revisions to the framework for CVA risk, which are intended to align that framework with the market risk framework.
The U.S. federal bank regulatory authorities have not yet proposed rules implementing the Basel III Revisions for purposes of their risk-based capital ratios. The European Commission proposed rules to implement the Basel III Revisions in October 2021. The proposed E.U. rules contemplate amendments to the CRR and the CRD, referred to as CRR III and CRD VI, to take effect in January 2025. The U.K. authorities have not yet released a proposal on the Basel III Revisions.
The Basel Committee has also published an updated securitization framework and a revised
G-SIB
assessment methodology, but the U.S. federal bank regulatory agencies have not yet proposed rules implementing them. The updated securitization framework has been implemented in the E.U. and U.K.
Leverage Ratios.
Under the Capital Framework, we and GS Bank USA are subject to Tier 1 leverage ratios and SLRs established by the FRB. As a
G-SIB,
the SLR requirements applicable to us include both a minimum requirement and a buffer requirement, which operates in the same manner as the risk-based buffer requirements described above. In April 2018, the FRB and the OCC issued a proposed rule which would (i) replace the current 2% SLR buffer for
G-SIBs,
including us, with a buffer equal to 50% of their
G-SIB
surcharge and (ii) revise the 6% SLR requirement for Category I banks, such as GS Bank USA, to be “well capitalized” with a requirement equal to 3% plus 50% of their parent’s
G-SIB
surcharge. This proposal, together with the adopted rule requiring use of
SA-CCR
for purposes of calculating the SLR, would implement certain of the revisions to the leverage ratio framework published by the Basel Committee in December 2017.

Goldman Sachs 2021 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

GSBE and certain of our U.K. entities, including GSI and GSIB, are also subject to requirements relating to leverage ratios, which are generally based on the Basel Committee leverage ratio standards.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this
Form 10-K
and Note 20 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K
for information about our and GS Bank USA’s Tier 1 leverage ratios and SLRs, and GSI’s leverage ratio.
Liquidity Ratios.
The Basel Committee’s framework for liquidity risk measurement, standards and monitoring requires banking organizations to measure their liquidity against two specific liquidity tests: the Liquidity Coverage Ratio (LCR) and the Net Stable Funding Ratio (NSFR).
The LCR rule issued by the U.S. federal bank regulatory agencies and applicable to both us and GS Bank USA is generally consistent with the Basel Committee’s framework and is designed to ensure that a banking organization maintains an adequate level of unencumbered, high-quality liquid assets equal to or greater than the expected net cash outflows under an acute short-term liquidity stress scenario. We and GS Bank USA are required to maintain a minimum LCR of 100%. See “Available Information” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this
Form 10-K
for information about our average daily LCR.
GSBE is subject to the LCR rule issued by the European Commission, and GSI and GSIB are subject to the U.K. prudential framework’s LCR rules. These rules are generally consistent with the Basel Committee’s framework.
The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance
sheet activities of banking organizations over a
one-year
time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%.
The U.S. federal bank regulatory agencies issued a final rule, which became effective in July 2021, implementing the NSFR for large U.S. banking organizations, including us and GS Bank USA. We will be required to publicly disclose our quarterly average daily NSFR semiannually beginning in 2023. The CRR implemented the NSFR for certain E.U. financial institutions, including GSBE, which became effective in June 2021. The NSFR requirement implemented in the U.K. became effective in January 2022 and is applicable to both GSI and GSIB.
The FRB’s enhanced prudential standards require BHCs with $100 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Although the liquidity requirement under these rules has some similarities to the LCR, it is a separate requirement. GSBE also has its own liquidity planning process, which incorporates internally designed stress tests and those required under German regulatory requirements and the ECB Guide to Internal Liquidity Adequacy Assessment Process (ILAAP). GSI and GSIB have their own liquidity planning processes, which incorporate internally designed stress tests developed in accordance with the guidelines of the PRA’s ILAAP.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management” in Part II, Item 7 of this
Form 10-K
for information about the LCR and NSFR, as well as our risk management practices and liquidity.
Stress Tests and Capital Planning.
The FRB’s Comprehensive Capital Analysis and Review (CCAR) is designed to ensure that large BHCs, including us, have sufficient capital to permit continued operations during times of economic and financial stress. As required by the FRB, we perform an annual capital stress test and incorporate the results into an annual capital plan, which we submit to the FRB for review. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management — Capital Risk Management” in Part II, Item 7 of this
Form 10-K
for further information about our annual capital plan. As described in “Available Information” below, summary results of the annual stress test are published on our website.
As part of the CCAR process, the FRB evaluates our plan to make capital distributions across a range of macroeconomic and company-specific assumptions, based on our and the FRB’s own stress tests.

14	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The FRB’s rule applicable to BHCs with $100 billion or more in total consolidated assets, including us, replaced the static 2.5% component of the capital conservation buffer required under the Standardized Capital Rules with the SCB. The SCB reflects stressed losses estimated under the supervisory severely adverse scenario of the CCAR stress tests, as calculated by the FRB, and includes four quarters of planned common stock dividends. The SCB, which is subject to a 2.5% floor, is generally effective on October 1 of each year and remains in effect until October 1 of the following year, unless it is reset in connection with the resubmission of a capital plan. See “Available Information” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this
Form 10-K
for information about our SCB requirement.
The final rule implementing the SCB requires a BHC to receive the FRB’s approval for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan.
U.S. depository institutions with total consolidated assets of $250 billion or more that are subsidiaries of U.S.
G-SIBs
are required to submit annual
company-run
stress test results to the FRB. As a result of recent growth in its balance sheet, GS Bank USA will be required to submit its annual stress test results in 2022. GSBE also has its own capital and stress testing process, which incorporates internally designed stress tests and those required under German regulatory requirements and the ECB Guide to Internal Capital Adequacy Assessment Process (ICAAP). In addition, GSI and GSIB have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the PRA’s ICAAP guidelines.
U.S. federal and state laws impose limitations on the payment of dividends by U.S. depository institutions, such as GS Bank USA. In general, the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s undivided profits (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus), unless the entity receives regulatory and stockholder approval. As a result of dividend payments from GS Bank USA to Group Inc. in connection with the acquisition of GSBE in July 2021, GS Bank USA cannot currently declare any dividends without regulatory approval.
The applicable U.S. banking regulators have authority to prohibit or limit the payment of dividends if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
Source of Strength.
The Dodd-Frank Act requires BHCs to act as a source of strength to their U.S. bank subsidiaries and to commit capital and financial resources to support those subsidiaries. This support may be required by the FRB at times when BHCs might otherwise determine not to provide it. Capital loans by a BHC to a U.S. subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, if a BHC commits to a U.S. federal banking agency that it will maintain the capital of its bank subsidiary, whether in response to the FRB’s invoking its source-of-strength
authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee for the BHC and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the BHC.

Goldman Sachs 2021 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Transactions Between Affiliates.
Transactions between GS Bank USA or its subsidiaries, including GSBE, and Group Inc. or its other subsidiaries and affiliates are subject to restrictions under the Federal Reserve Act and regulations issued by the FRB. These laws and regulations generally limit the types and amounts of transactions (such as loans and other credit extensions, including credit exposure arising from resale agreements, securities borrowing and derivative transactions, from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates and purchases of assets by GS Bank USA or its subsidiaries from Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions, to the extent permitted, to be on market terms or better to GS Bank USA or its subsidiaries. These laws and regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. Similarly, German regulatory requirements provide that certain transactions between GSBE and GS Bank USA or its other affiliates, including Group Inc., must be on market terms and are subject to special internal approval requirements. PRA rules provide similar requirements for transactions between GSI and GSIB and their respective affiliates.
The BHC Act prohibits the FRB from requiring a payment by a BHC subsidiary to a depository institution if the functional regulator of that subsidiary objects to the payment. In that case, the FRB could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.
Resolution and Recovery Plans.
We are required by the FRB and the FDIC to submit a periodic plan for our rapid and orderly resolution in the event of material financial distress or failure (resolution plan). If these regulators jointly determine that an institution has failed to remediate identified shortcomings in its resolution plan or that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, they may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or may jointly order the institution to divest assets or operations, in order to facilitate orderly resolution in the event of failure. The FRB and FDIC have a rule requiring U.S.
G-SIBs
to submit resolution plans on a
two-year
cycle (alternating between full and targeted submissions). We submitted our 2021 resolution plan, which was a targeted submission, in June 2021. Our next required submission is a full submission by July 1, 2023. See “Risk Factors — The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders” in Part I, Item 1A of this
Form 10-K
and “Available Information” in Part I, Item 1 of this
Form 10-K
for further information about our resolution plan.
We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that we could take to reduce risk, maintain sufficient liquidity and conserve capital in times of prolonged stress. Certain of our subsidiaries are also subject to similar recovery plan requirements.
The FDIC has issued a rule requiring each insured depository institution (IDI) with $50 billion or more in assets, such as GS Bank USA, to provide a resolution plan. Our resolution plan for GS Bank USA must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA’s most recent resolution plan was submitted in June 2018. In January 2021, the FDIC announced its intention to require resolution plan submissions for IDIs with $100 billion or more in assets, including GS Bank USA. In June 2021, the FDIC issued guidance for those resolution plans. This guidance splits covered IDIs into two groups for purposes of the timing of resolution plan submissions, and GS Bank USA is in the second group with a later submission date.
The U.S. federal bank regulatory agencies have adopted rules imposing restrictions on qualified financial contracts (QFCs) entered into by
G-SIBs.
The rules are intended to facilitate the orderly resolution of a failed
G-SIB
by limiting the ability of the
G-SIB
to enter into a QFC unless (i) the counterparty waives certain default rights in such contract arising upon the entry of the
G-SIB
or one of its affiliates into resolution, (ii) the contract does not contain enumerated prohibitions on the transfer of such contract and/or any related credit enhancement, and (iii) the counterparty agrees that the contract will be subject to the special resolution regimes set forth in the Dodd-Frank Act orderly liquidation authority (OLA) and the Federal Deposit Insurance Act of 1950 (FDIA), described below. GS Bank USA has achieved compliance by adhering to the International Swaps and Derivatives Association Universal Resolution Stay Protocol (ISDA Universal Protocol) and International Swaps and Derivatives Association 2018 U.S. Resolution Stay Protocol (U.S. ISDA Protocol) described below.
Certain of our subsidiaries also adhere to these protocols. The ISDA Universal Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivative contracts and securities financing transactions between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under OLA or the FDIA in the U.S. The U.S. ISDA Protocol, which was based on the ISDA Universal Protocol, was created to allow market participants to comply with the final QFC rules adopted by the federal bank regulatory agencies.

16	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The E.U. Bank Recovery and Resolution Directive (BRRD), as amended by the BRRD II, establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSBE. The BRRD provides national supervisory authorities with tools and powers to pre-emptively
address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant certain resolution powers to national and, where relevant, E.U. resolution authorities, including the power to impose a temporary stay and to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that contracts governed by
non-E.U.
law recognize those temporary stay and
bail-in
powers unless doing so would be impracticable. GSBE is under the direct authority of the Single Resolution Board for resolution planning. Regulatory authorities in the E.U. may require financial institutions in the E.U., including subsidiaries of
non-E.U.
groups, to submit recovery plans and to assist the relevant resolution authority in constructing resolution plans for the E.U. entities. GSBE’s primary regulator with respect to recovery planning is the ECB, and it is also regulated by BaFin and Deutsche Bundesbank.
The U.K. Special Resolution Regime confers substantially the same powers on the Bank of England, as the U.K. resolution authority, and substantially the same requirements on U.K. financial institutions. Further, certain U.K. financial institutions, including GSI and GSIB, are required to meet the Bank of England’s expectations contained in the U.K. Resolution Assessment Framework, including with respect to loss absorbency, contractual stays, operational continuity and funding in resolution. They are also required by the PRA to submit solvent wind-down plans on how they could be wound down in a stressed environment. The PRA is also the regulatory authority in the U.K. that supervises recovery planning, and GSI and GSIB are each required to submit recovery plans to the PRA.
Total Loss-Absorbing Capacity (TLAC).
The FRB has issued a rule addressing U.S. implementation of the Financial Stability Board’s (FSB’s) TLAC principles and term sheet on minimum TLAC requirements for
G-SIBs.
The rule (i) establishes minimum TLAC requirements; (ii) establishes minimum requirements for “eligible long-term debt” (i.e., debt that is unsecured, has a maturity of at least one year from issuance and satisfies certain additional criteria); (iii) prohibits certain parent company transactions; and (iv) caps the amount of parent company liabilities that are not eligible long-term debt.
The rule also prohibits a BHC that has been designated as a U.S.
G-SIB
from (i) guaranteeing subsidiaries’ liabilities that are subject to early termination provisions if the BHC enters into an insolvency or receivership proceeding, subject to an exception for guarantees permitted by rules of the U.S. federal banking agencies imposing restrictions on QFCs; (ii) incurring liabilities guaranteed by subsidiaries; (iii) issuing short-term debt to third parties; or (iv) entering into derivatives and certain other financial contracts with external counterparties.
Additionally, the rule caps, at 5% of the value of the parent company’s eligible TLAC, the amount of unsecured non-contingent
third-party liabilities that are not eligible long-term debt that could rank equally with or junior to eligible long-term debt.
The FRB, the OCC and the FDIC issued a final rule, effective April 1, 2021, requiring “Advanced approach” banking organizations, such as us, to deduct from their own regulatory capital certain investments above thresholds in unsecured debt instruments issued by
G-SIBs,
including those issued for purposes of satisfying TLAC requirements.
The CRR and the BRRD are designed to, among other things, implement the FSB’s minimum TLAC requirement for
G-SIBs.
For example, the CRR requires E.U. subsidiaries of a
non-E.U.
G-SIB
to meet internal TLAC requirements if they exceed the threshold of 5% of the
G-SIB’s
RWAs, operating income or leverage exposure. GSBE does not currently exceed these thresholds. Under the U.K. financial services regime, GSG UK exceeds the applicable thresholds and therefore, it is subject to internal TLAC requirements.
The CRD requires a
non-E.U.
group with more than €40 billion of assets in the E.U., such as us, to establish an E.U. intermediate holding company (E.U. IHC) by December 30, 2023 if it has, as in our case, two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks. A
non-E.U.
group may have two E.U. IHCs if a request for a second is approved. The CRR requires E.U. IHCs to satisfy capital and liquidity requirements, a minimum requirement for own funds and eligible liabilities (MREL), and certain other prudential requirements at a consolidated level. The U.K. has not implemented the requirement for an IHC; however, the PRA has introduced a requirement to approve or exempt certain U.K. financial holding companies, including GSG UK, which became effective in January 2022.

Goldman Sachs 2021 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The BRRD II and the U.K. resolution regime subject institutions to an MREL, which is generally consistent with the FSB’s TLAC standard. In June 2018, the Bank of England published a statement of policy on internal MREL, which requires a material U.K. subsidiary of an overseas banking group, such as GSI, to meet a minimum internal MREL requirement to facilitate the transfer of losses to its resolution entity, which for GSI is Group Inc. The transitional minimum internal MREL requirement became fully effective on January 1, 2022. In order to comply with the MREL statement of policy, we have provided the Bank of England the right to exercise bail-in
triggers over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability
and the FRB and the FDIC have not objected to the
bail-in
or if Group Inc. enters bankruptcy or similar proceedings.
Insolvency of a BHC or IDI.
The Dodd-Frank Act created a resolution regime, OLA, for BHCs and their affiliates that are systemically important. Under OLA, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank
subsidiaries if, upon the recommendation of applicable regulators, the U.S. Secretary of the Treasury determines, among other things, that the institution is in default or in danger of default, that the institution’s failure would have serious adverse effects on the U.S. financial system and that resolution under OLA would avoid or mitigate those effects.
If the FDIC is appointed as receiver under OLA, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under OLA, and not under the bankruptcy or insolvency law that would otherwise apply. The powers of the receiver under OLA are generally based on the powers of the FDIC as receiver for depository institutions under the FDIA, described below.
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

18	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Deposit Insurance.
Deposits at GS Bank USA have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on IDIs. GS Bank USA’s assessment (subject to adjustment by the FDIC) is currently based on its average total consolidated assets less its average tangible equity during the assessment period, its supervisory ratings and specified forward-looking financial measures used to calculate the assessment rate. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides insurance for certain eligible deposits not covered by the German statutory deposit program. Deposits at GSIB are covered by the U.K. Financial Services Compensation Scheme up to the applicable limits.
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
Volcker Rule and Other Restrictions on Activities.
As a BHC, we are subject to limitations on the types of business activities in which we may engage.
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

Goldman Sachs 2021 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

If any IDI subsidiary of an FHC fails to maintain at least a “satisfactory” rating under the Community Reinvestment Act, the FHC would be subject to restrictions on certain new activities and acquisitions.
In addition, we are required to obtain prior FRB approval before certain acquisitions and before engaging in certain banking and other financial activities both within and outside the U.S.
The FRB issued a proposed rule in September 2016 which, if adopted, would impose new requirements on the physical commodity activities and certain merchant banking activities of FHCs, including, among other things, additional capital requirements, stringent quantitative limits on permissible physical trading activity, and new public reporting requirements. At that time, the FRB recommended that Congress repeal authorities for FHCs to engage in merchant banking activities and for certain FHCs to engage in certain otherwise impermissible commodities activities.
U.S.
G-SIBs,
like us, are also required to comply with a rule regarding single counterparty credit limits, which imposes more stringent requirements for credit exposures among major financial institutions. The Dodd-Frank Act also requires the FRB to implement early remediation requirements, which were proposed in 2011 but not finalized.
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
As a German credit institution, GSBE will become subject to Volcker Rule-type prohibitions under German banking law and regulations once its financial assets exceed certain thresholds. Prohibited activities will then include proprietary trading, certain types of high-frequency trading and certain types of lending and guarantee businesses with defined prohibited counterparties, such as hedge funds and other highly leveraged funds, unless an exclusion or an exemption applies. See “Volcker Rule” above for further information.
U.K. banks that have over £25 billion of core retail deposits are required to separate their retail banking services from their investment and international banking activities, commonly known as “ring-fencing.” GSIB is not currently subject to the ring-fencing requirement, and if it were to become subject to it, GSIB would need to make significant operational and structural changes.
Broker-Dealer and Securities Regulation
Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, the use and safekeeping of clients’ funds and securities, capital structure, record-keeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. GS&Co. is registered as a broker-dealer, a securities-based swap dealer, a municipal advisor and an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. U.S. self-regulatory organizations, such as FINRA and the NYSE, adopt rules that apply to, and examine, broker-dealers such as GS&Co.
U.S. state securities and other U.S. regulators also have regulatory or oversight authority over GS&Co. For a description of net capital requirements applicable to GS&Co., see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — U.S. Regulated Broker-Dealer Subsidiaries” in Part II, Item 7 of this
Form 10-K.
The SEC issued a proposed rule in November 2021 which, if adopted, would require lenders of securities to provide the material terms of securities lending transactions to a registered national securities association, such as FINRA.
In Europe, we provide broker-dealer services, including through GSBE (which is a credit institution), GSPIC and GSI, that are subject to oversight by European and national regulators. These services are regulated in accordance with E.U., U.K. and national laws and regulations. These laws require, among other things, compliance with certain capital adequacy and liquidity standards, customer protection requirements and market conduct and trade reporting rules. Certain of our European subsidiaries are also regulated by the securities, derivatives and commodities exchanges of which they are members.
GSJCL, our regulated Japanese broker-dealer, is subject to capital requirements imposed by Japan’s Financial Services Agency. GSJCL is also regulated by the Tokyo Stock Exchange, the Bank of Japan and the Ministry of Finance, among others.

20	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Securities and Futures Commission in Hong Kong, the China Securities Regulatory Commission, the Reserve Bank of India, the Securities and Exchange Board of India,
the Australian Securities and Investments Commission, the Australian Securities Exchange, the Monetary Authority of Singapore, the Korean Financial Supervisory Service and the Central Bank of Brazil, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the U.S. regulators.
Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a market maker on exchanges, we are required to maintain orderly markets in the securities to which we are assigned.
In the E.U. and the U.K., the European Markets in Financial Instruments Directive (MiFID II) includes extensive market structure reforms, such as the establishment of new trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform and enhanced pre-
and post-trade transparency covering a wider range of financial instruments. In equities, MiFID II introduced volume caps on non-transparent
liquidity trading for trading venues, limited the use of broker-dealer crossing networks and created a new regime for systematic internalizers, which are investment firms that execute client transactions outside a trading venue. Additional control requirements were introduced for algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific position limits. Other reforms include enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, changes to the way investment managers can pay for the receipt of investment research, rules limiting the payment and receipt of soft commissions and other forms of inducements, and mandatory unbundling for broker-dealers between execution and other major services.
The SEC requires broker-dealers to act in the best interest of their customers. Additionally, SEC rules require broker-dealers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest. Several states have adopted or proposed adopting uniform fiduciary duty standards applicable to broker-dealers.
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

Goldman Sachs 2021 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope
swaps. A number of these requirements, particularly those regarding recordkeeping and reporting, also apply to transactions that do not involve a registered swap dealer. GS&Co. and other subsidiaries, including GS Bank USA, GSBE, GSI and J. Aron, are registered with the CFTC as swap dealers. CFTC rules establishing capital requirements for swap dealers that are not subject to the capital rules of a prudential regulator, such as the FRB, became effective in October 2021. The CFTC has also adopted financial reporting requirements for covered swap entities and amended existing capital rules for CFTC-registered futures commission merchants to provide explicit capital requirements for proprietary positions in swaps and security-based swaps that are not cleared by a clearing organization. Certain of our registered swap dealers, including J. Aron, are subject to the CFTC’s capital requirements.
Our affiliates registered as swap dealers are subject to the margin rules issued by the CFTC (in the case of our non-bank
swap dealers) and the FRB (in the case of GS Bank USA and GSBE). The rules for variation margin have become effective, and those for initial margin are in the process of being phased in through September 2022, depending on certain activity levels of the swap dealer and the relevant counterparty. Inter-affiliate transactions under the CFTC and FRB margin rules are generally exempt from initial margin requirements.
SEC rules govern the registration and regulation of security-based swap dealers. Security-based swaps are defined as swaps on single securities, single loans or narrow-based baskets or indices of securities. The SEC has adopted a number of rules for security-based swap dealers, including (i) capital, margin and segregation requirements; (ii) record-keeping, financial reporting and notification requirements; (iii) business conduct standards; (iv) regulatory and public trade reporting; and (v) the application of risk mitigation techniques to uncleared portfolios of security-based swaps. The compliance date for these SEC rules, as well as SEC rules addressing registration requirements and business conduct standards, was generally October 2021. In the fourth quarter of 2021, certain of our subsidiaries, including GS&Co., registered with the SEC as security-based swap dealers and became subject to the SEC’s regulations regarding security-based swaps. The SEC has recently proposed additional regulations regarding security-based swaps that would, among other things, require public reporting of large positions in security-based swaps.
The CFTC and the SEC have adopted rules relating to cross-border regulation of swaps, securities-based swaps, business conduct and registration requirements. The CFTC and the SEC have entered into agreements with certain
non-U.S.
regulators regarding the cross-border regulation of derivatives and the mutual recognition of cross-border execution facilities and clearing houses, and have approved substituted compliance with certain
non-U.S.
regulations related to certain business conduct requirements and margin rules. The U.S. prudential regulators have not yet made a determination with respect to substituted compliance for transactions subject to
non-U.S.
margin rules.
Similar types of regulation have been proposed or adopted in jurisdictions outside the U.S., including in the E.U. and Japan. Under the European Market Infrastructure Regulation (EMIR), for example, the E.U. and the U.K. have established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities. In addition, under the European Markets in Financial Instruments Directive and Regulation, transactions in certain types of derivatives are required to be executed on regulated platforms or exchanges.
The CFTC has adopted rules that limit the size of positions in physical commodity derivatives that can be held by any entity, or any group of affiliates or other parties trading under common ownership or control. Swap dealers may currently claim an exemption from the position limits for the bona fide hedging of swap-related risks, but this exemption will be eliminated in 2023. The CFTC position limits apply to futures on physical commodities and options on such futures, and these limits apply to both physically and cash settled positions. In addition, in 2023, the position limit rules will become applicable to swaps that are economically equivalent to such futures and options. The position limit rules initially impose limits in the spot month only (i.e., during the delivery period for the physical commodities, which is typically a period of several days). CFTC spot and non- spot month limits will continue to apply to futures on certain legacy agricultural commodities, and it is possible that non-spot
month limits will at some point be adopted for other categories of commodities.

22	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as described in “Risk Factors — Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks, that may expose us to significant liabilities and costs” in Part I, Item 1A of this
Form 10-K.
GS&Co. is registered with the CFTC as a futures commission merchant, and several of our subsidiaries, including GS&Co., are registered with the CFTC and act as commodity pool operators and commodity trading advisors. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer.
Asset Management and Wealth Management Regulation
Our asset management and wealth management businesses are subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of clients, safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds.
Interpretations issued by the SEC clarify the SEC’s views of the existing fiduciary duty owed by investment advisers to their clients. Additionally, SEC rules require investment advisers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest. Several states have adopted or proposed adopting uniform fiduciary duty standards applicable to advisers.
Certain of our European subsidiaries, including GSBE in the E.U. and GSAMI in the U.K., are subject to MiFID II and/or related regulations (including the U.K. legislation making such regulations part of U.K. law), which govern the approval, organizational, marketing and reporting requirements of U.K. or E.U.-based investment managers and the ability of investment fund managers located outside the E.U. or the U.K. to access those markets. Our asset management business in the U.K. and the E.U. significantly depends on our ability to delegate parts of our activities to other affiliates.
On January 1, 2022, GSAMI became subject to a new prudential regime for U.K. investment firms, the Investment Firms Prudential Regime (IFPR), which governs the prudential requirements for U.K. investment firms prudentially regulated by the FCA.
Consumer Regulation
Our U.S. consumer-oriented activities are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Our consumer-oriented activities are also subject to various state and local consumer protection laws, rules and regulations, which, among other things, impose obligations relating to marketing, origination, servicing and collections activities in our consumer businesses. Many of these laws, rules and regulations also apply to our small business lending activities, which are also subject to supervision and regulation by federal and state regulators. In addition, our U.K. consumer deposit-taking activities are subject to consumer protection regulations.
Compensation Practices
Our compensation practices are subject to oversight by the FRB and, with respect to some of our subsidiaries and employees, by other regulatory bodies worldwide.
The FSB has released standards for implementation by local regulators that are designed to encourage sound compensation practices at banks and other financial companies. The U.S. federal bank regulatory agencies have also provided guidance designed to ensure that incentive compensation arrangements at banking organizations take into account risk and are consistent with safe and sound practices. The guidance sets forth the following three key principles with respect to incentive compensation arrangements: (i) the arrangements should provide employees with incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) the arrangements should be compatible with effective controls and risk management; and (iii) the arrangements should be supported by strong corporate governance. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also notes that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management, control or governance processes pose a risk to the organization’s safety and soundness.

Goldman Sachs 2021 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Dodd-Frank Act requires U.S. financial regulators, including the FRB and SEC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. The U.S. financial regulators proposed revised rules in 2016, which have not been finalized.
The NYDFS’ guidance emphasizes that any incentive compensation arrangements tied to employee performance indicators at banking institutions regulated by the NYDFS, including GS Bank USA, must be subject to effective risk management, oversight and control.
In the E.U., certain provisions in the CRR and CRD are designed to meet the FSB’s compensation standards. These provisions limit the ratio of variable to fixed compensation of all employees at GSBE and of certain employees at our other operating subsidiaries in the E.U., including those employees identified as having a material impact on the risk profile of regulated entities. CRR II and CRD V amended certain aspects of these rules, including, by increasing minimum variable compensation deferral periods. Substantially similar requirements apply in the U.K. in relation to GSI and GSIB.
The E.U. has also introduced rules regulating compensation for certain persons providing services to certain investment funds.
Anti-Money Laundering and Anti-Bribery Rules and Regulations
The U.S. Bank Secrecy Act, as amended (BSA), including by the USA PATRIOT Act of 2001, contains anti-money laundering and financial transparency laws and authorizes or mandates the promulgation of various regulations applicable to financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA seeks, among other things, to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities.
The Anti-Money Laundering Act of 2020 (AMLA), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Department of Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy, as required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
We are subject to other laws and regulations worldwide relating to anti-money laundering and financial transparency, including the E.U. Anti-Money Laundering Directives. In addition, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other laws and regulations worldwide regarding corrupt and illegal payments, or providing anything of value, for the benefit of government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad. These laws and regulations include requirements relating to the identification of clients, monitoring for and reporting suspicious transactions, monitoring direct and indirect payments to politically exposed persons, providing information to regulatory authorities and law enforcement agencies, and sharing information with other financial institutions.

24	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Privacy and Cyber Security Regulation
Our businesses are subject to numerous laws and regulations relating to the privacy of information regarding clients, employees and others. These include the GLB Act, the E.U.’s General Data Protection Regulation (GDPR), the U.K.’s Data Protection Act 2018, the Japanese Personal Information Protection Act, the Personal Information Protection Law of the People’s Republic of China (PIPL), the Hong Kong Personal Data (Privacy) Ordinance, and the California Consumer Privacy Act of 2018 (CCPA). The GDPR has heightened our privacy compliance obligations, impacted certain of our businesses’ collection, processing and retention of personal data and imposed strict standards for reporting data breaches. The GDPR also provides for significant penalties for non-compliance.
In addition, the CCPA imposes compliance obligations with regard to the collection, use and disclosure of personal information. The CCPA was amended in 2020 by the California Privacy Rights Act (CPRA), which, among other things, will expand the scope of data subject to the CCPA when the CPRA becomes effective on January 1, 2023. In addition, several other states and
non-U.S.
jurisdictions have enacted, or are proposing, privacy and data protection laws similar to the GDPR and the CCPA. The PIPL, which went into effect on November 1, 2021, limits the legal bases for processing personal information, contains heightened notice and consent requirements for the handling of certain types of personal information and imposes special cross-border data transfer rules under certain circumstances.
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
In November 2021, the U.S. federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer-security incidents. Under the final rule, a BHC or state member bank, such as Group Inc. or GS Bank USA, is required to notify its primary regulator within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States. The rule is effective April 1, 2022, with compliance required by May 1, 2022.
Information about our Executive Officers
Set forth below are the name, age, present title, principal occupation and certain biographical information for the executive officers who have been appointed by, and serve at the pleasure of, Group Inc.’s Board.
Philip R. Berlinski, 45
Mr. Berlinski has been Global Treasurer since October 2021; he also serves as Chief Executive Officer of Goldman Sachs Bank USA. He had previously served as Chief Operating Officer of Global Equities from May 2019. Prior to that, he was
Co-Head
of Global Equities Trading and Execution Services from September 2016 to May 2019.
Denis P. Coleman III, 48
Mr. Coleman has been Chief Financial Officer since January 2022. He had previously served as Deputy Chief Financial Officer from September 2021 and, prior to that,
Co-Head
of the Global Financing Group from June 2018 to September 2021. From 2016 to June 2018, he was Head of the EMEA Financing Group, and from 2009 to 2016 he was Head of EMEA Credit Finance in London.
Sheara J. Fredman, 46
Ms. Fredman has been Controller and Chief Accounting Officer since November 2019. She had previously served as Head of Regulatory Controllers from September 2017 and, prior to that, she had served as Global Product Controller.
Brian J. Lee, 55
Mr. Lee has been Chief Risk Officer since November 2019. He had previously served as Controller and Chief Accounting Officer from March 2017 and, prior to that, he had served as Deputy Controller from 2014.
Ericka T. Leslie, 51
Ms. Leslie has been Chief Administrative Officer since February 18, 2022. She had previously served as Global Head of Operations and Platform Engineering for the Global Markets Division from March 2020, as Global Head of Operations for the Securities Division from January 2019 and as Head of Global Operations for the Commodities business from September 2008.
John F.W. Rogers, 65
Mr. Rogers has been an Executive Vice President since April 2011 and Chief of Staff and Secretary to the Board since December 2001.

Goldman Sachs 2021 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Kathryn H. Ruemmler, 50
Ms. Ruemmler has been the Chief Legal Officer, General Counsel and Secretary since March 2021, and was previously Global Head of Regulatory Affairs from April 2020. From June 2014 to April 2020, Ms. Ruemmler was a Litigation Partner at Latham & Watkins LLP, a global law firm, where she was Global Chair of the White Collar Defense and Investigations practice.
David Solomon, 60
Mr. Solomon has been Chairman of the Board since January 2019 and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer from January 2017 and
Co-Head
of the Investment Banking Division from July 2006 to December 2016.
John E. Waldron, 52
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
Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP
financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) DFAST results; (iv) the public portion of our resolution plan submission; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our People Strategy Report; (viii) our Sustainability Report; and (ix) our Task Force on Climate-Related Financial Disclosures (TCFD) Report.
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
Our officers may use similar social media channels to disclose public information. It is possible that certain information we or our officers post on our website and on social media could be deemed material, and we encourage investors, the media and others interested in Goldman Sachs to review the business and financial information we or our officers post on our website and on the social media channels identified above. The information on our website and those social media channels is not incorporated by reference into this
Form 10-K.
Forward-Looking Statements
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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition, liquidity and capital actions in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of this
Form 10-K.

26	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide assets under supervision (AUS) inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2022 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our consumer lending and credit card businesses, (xvi) the objectives and effectiveness of our business continuity plan (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and
G-SIB
surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvi) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) our plans for our people to return to our offices, (xxx) future inflation and (xxxi) our completed, announced and prospective acquisitions, including our completed acquisition of the General Motors co-branded
credit card portfolio and our announced acquisitions of NN Investment Partners and GreenSky.
Statements about our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio and expense savings, and how they can be achieved, are based on our current expectations regarding our business prospects and are subject to the risk that we may be unable to achieve our targets due to, among other things, changes in our business mix, lower profitability of new business initiatives, increases in technology and other costs to launch and bring new business initiatives to scale, and increases in liquidity requirements.
Statements about our target ROE, ROTE and CET1 capital ratio, and how they can be achieved, are based on our current expectations regarding the capital requirements applicable to us and are subject to the risk that our actual capital requirements may be higher than currently anticipated because of, among other factors, changes in the regulatory capital requirements applicable to us resulting from changes in regulations or the interpretation or application of existing regulations or changes in the nature and composition of our activities. Statements about our firmwide AUS inflows targets are based on our current expectations regarding our fundraising prospects and are subject to the risk that actual inflows may be lower than expected due to, among other factors, competition from other asset managers, changes in investment preferences and changes in economic or market conditions.
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

Goldman Sachs 2021 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about our investment banking transaction backlog and future results are subject to the risk that such transactions may be modified or may not be completed at all and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of this
Form 10-K.
Statements about the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, and our consumer lending and credit card businesses, are subject to the risk that actual growth and savings may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
Statements about planned 2022 benchmark debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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
Statements about our future effective income tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in the tax rates applicable to us, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, the interpretation or application of existing tax statutes and regulations, as well as any corporate tax legislation that may be enacted or any guidance that may be issued by the U.S. Internal Revenue Service.
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
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that the actual value of, or credit received for, assets and proceeds from assets seized and returned to the Government of Malaysia may be less than currently anticipated. Statements about the progress or the status of remediation activities relating to 1MDB are based on our expectations regarding our current remediation plans. Accordingly, our ability to complete the remediation activities may change, possibly materially, from what is currently expected.
Statements about our objectives in management of our human capital, including our diversity goals, are based on our current expectations and are subject to the risk that we may not achieve these objectives and goals due to, among other things, competition in recruiting and attracting diverse candidates and unsuccessful efforts in retaining diverse employees.
Statements about our sustainability and carbon neutrality targets and goals are based on our current expectations and are subject to the risk that we may not achieve these targets and goals due to, among other things, global socio-demographic and economic trends, energy prices, lack of technological innovations, climate-related conditions and weather events, legislative and regulatory changes, and other unforeseen events or conditions.
Statements about our plans for our people to return to our offices are based on our current expectations and that return may be delayed due to, among other factors, future events that are unpredictable, including the course of the
COVID-19
pandemic, responses of governmental authorities, the emergence of new variants of
COVID-19
and the effectiveness of vaccines over the long term and against new variants.
Statements about future inflation are subject to the risk that actual inflation may differ, possibly materially, due to, among other things, changes in economic growth, unemployment or consumer demand.
Statements about our announced acquisitions of NN Investment Partners and GreenSky are subject to the risk that the transaction may not close on the timeline contemplated or at all, including due to a failure to obtain requisite regulatory approval.

28	Goldman Sachs 2021 Form 10-K

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

•
Climate change could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and our efforts to address concerns relating to climate change could result in damage to our reputation.

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

Goldman Sachs 2021 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•	In conducting our businesses around the world, we are subject to political, legal, regulatory and other risks that are inherent in operating in many countries.

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

Competition
•	Our results have been and may in the future be adversely affected by the composition of our client base.

•	The financial services industry is highly competitive.

•	The growth of electronic trading and the introduction of new products and technologies, including trading technologies and cryptocurrencies, has increased competition.

•	Our businesses would be adversely affected if we are unable to hire and retain qualified employees.
Market Developments and General Business Environment
•	Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic.

•	Certain of our businesses, our funding instruments and financial products may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (IBORs), in particular LIBOR.

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

•	We may not be able to fully realize the expected benefits or synergies from acquisitions in the time frames we expect, or at all.
The following are detailed descriptions of our Risk Factors summarized above:
Market
Our businesses have been and may in the future be adversely affected by conditions in the global financial markets and broader economic conditions.
Many of our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally, both directly and through their impact on client activity levels and creditworthiness. These conditions can change suddenly and negatively.
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
Unfavorable or uncertain economic and market conditions can be caused by: low levels of or declines in economic growth, business activity or investor, business or consumer confidence; changes in consumer spending or borrowing patterns; pandemics; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; concerns about sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about potential increases in tax rates and other regulatory changes; limitations on international trade and travel; laws and regulations that limit trading in, or the issuance of, securities of issuers outside their domestic markets; outbreaks of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cyber security threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters; or a combination of these or other factors.

30	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The financial services industry and the securities and other financial markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes, by a serious lack of liquidity and by high levels of borrower defaults. In addition, concerns about the
COVID-19
pandemic, European sovereign debt risk and its impact on the European banking system, limitations on international trade, and potential or actual changes in interest rates, inflation and other market conditions, have, at times, negatively impacted the levels of client activity.
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
Many of our businesses have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity and real estate) and most other asset classes. These include positions we take when we act as a principal to facilitate our clients’ activities, including our exchange-based market-making activities, or commit large amounts of capital to maintain positions in interest rate and credit products, as well as through our currencies, commodities, equities and mortgage-related activities. In addition, we invest in similar asset classes. Substantially all of our investing and market-making positions and a portion of our loans are marked-to-market
on a daily or other periodic basis and declines in asset values directly and promptly impact our earnings, unless we have effectively “hedged” our exposures to those declines.
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
We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values would ordinarily reduce the value of our clients’ portfolios or fund assets, which in turn would typically reduce the fees we earn for managing such assets.

Goldman Sachs 2021 Form 10-K	31

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
In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of the collateral has in the past and may in the future, despite credit monitoring, over-collateralization, the ability to call for additional collateral or the ability to force repayment of the underlying obligation, result in significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been and may in the future be subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner or caused a client or counterparty to go out of business.
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
Our investment banking business has been and may in the future be adversely affected by market conditions. Poor economic conditions and other uncertain geopolitical conditions may adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which would likely have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions has in the past and would in the future adversely affect our investment banking business. Similarly, in recent years, cross-border initial public offerings and other securities offerings have accounted for a significant proportion of new issuance activity. Legislative, regulatory or other changes that limit trading in, or the issuance of, securities outside the issuers’ domestic markets have in the past and would in the future adversely affect our underwriting business.
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

32	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
Poor investment returns in our asset management and wealth management businesses, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on AUS or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients continue to invest in products that generate lower fees (e.g., passively managed or fixed income products), our average effective management fee would continue to decline and our asset management and wealth management businesses could be adversely affected.
Liquidity
Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets.
Liquidity is essential to our businesses. It is of critical importance to us, as most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to raise or retain deposits, an inability to access funds from our subsidiaries or otherwise allocate liquidity optimally, an inability to sell assets or redeem our investments, lack of timely settlement of transactions, unusual deposit outflows, or other unforeseen outflows of cash or collateral, such as in March 2020, when corporate clients drew on revolving credit facilities in response to the
COVID-19
pandemic. This situation may arise due to circumstances that we may be unable to control, such as a general market or economic disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.
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
Further, our ability to sell assets may be impaired if there is not generally a liquid market for such assets, as well as in circumstances where other market participants are seeking to sell similar otherwise generally liquid assets at the same time, as is likely to occur in a liquidity or other market crisis or in response to changes to rules or regulations. For example, recently an investment management firm with large positions with several financial institutions defaulted, resulting in rapidly declining prices in the securities underlying those positions. In addition, clearinghouses, exchanges and other financial institutions with which we interact may exercise set-off
rights or the right to require additional collateral, including in difficult market conditions, which could further impair our liquidity.
Regulatory changes relating to liquidity may also negatively impact our results of operations and competitive position. Numerous regulations have been adopted to introduce more stringent liquidity requirements for large financial institutions. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements, wholesale funding, limitations on the issuance of short-term debt and structured notes, deductions for holdings of TLAC and prohibitions on parent guarantees that are subject to certain cross-defaults. New and prospective liquidity-related regulations may overlap with, and be impacted by, other regulatory changes, including rules relating to minimum long-term debt requirements and TLAC, guidance on the treatment of brokered deposits and the capital, leverage and resolution and recovery frameworks applicable to large financial institutions. Given the overlap and complex interactions among these new and prospective regulations, they may have unintended cumulative effects, and their full impact will remain uncertain, while regulatory reforms are being adopted and market practices develop. In addition, our need to manage our operations in light of certain regulatory requirements when applicable thresholds are met has in the past limited and may in the future limit our ability to raise deposits in GSIB or other funding, which could adversely affect our liquidity or ability to respond efficiently to liquidity stress.

Goldman Sachs 2021 Form 10-K	33

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
As of December 2021, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $345 million in the event of a one-notch
downgrade of our credit ratings and $1.54 billion in the event of a two-notch
downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this
Form 10-K.
Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Our credit spreads are also influenced by market perceptions of our creditworthiness and movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps has proven to be extremely volatile and at times has lacked a high degree of transparency or liquidity.

34	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Group Inc. is a holding company and its liquidity depends on payments and loans from its subsidiaries, many of which are subject to legal, regulatory and other restrictions on providing funds or assets to Group Inc.
Group Inc. is a holding company and, therefore, depends on dividends, distributions, loans and other payments from its subsidiaries to fund share repurchases and dividend payments and to fund payments on its obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer and bank subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc.
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
The requirements for us and certain of our subsidiaries to develop and submit recovery and resolution plans to regulators, and the incorporation of feedback received from regulators, may require us to increase capital or liquidity levels or issue additional long-term debt at Group Inc. or particular subsidiaries or otherwise incur additional or duplicative operational or other costs at multiple entities, and may reduce our ability to provide Group Inc. guarantees of the obligations of our subsidiaries or raise debt at Group Inc. Resolution planning may also impair our ability to structure our intercompany and external activities in a manner that we may otherwise deem most operationally efficient. Furthermore, arrangements to facilitate our resolution planning may cause us to be subject to additional taxes. Any such limitations or requirements would be in addition to the legal and regulatory restrictions described above on our ability to engage in capital actions or make intercompany dividends or payments.
See “Business — Regulation” in Part I, Item 1 of this
Form 10-K
for further information about regulatory restrictions.

Goldman Sachs 2021 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Rules adopted under the Dodd-Frank Act, and similar rules adopted in other jurisdictions, require issuers of certain asset-backed securities and any person who organizes and initiates certain asset-backed securities transactions to retain economic exposure to the asset, which has affected the cost of and structures used in connection with these securitization activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, could negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of borrowers, as well as the loss of revenues associated with selling such securities or loans.
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

36	Goldman Sachs 2021 Form 10-K

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
As a signatory to the ISDA Universal Protocol or U.S. ISDA Protocol (ISDA Protocols) and being subject to the FRB’s and FDIC’s rules on QFCs and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this new regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. The ISDA Protocols and these rules and regulations extend to repurchase agreements and other instruments that are not derivative contracts.
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

Goldman Sachs 2021 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

As our client base, including through our consumer businesses, and our geographical reach expand and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure becomes more challenging, and the risk of systems or human error in connection with such transactions increases, as well as the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering errors quickly enough to limit the resulting consequences. Such risks are exacerbated in times of increased volatility. As with other similarly situated institutions, we utilize credit underwriting models in connection with our businesses, including our consumer-oriented activities. Allegations, whether or not accurate, that the ultimate underwriting decisions do not treat consumers or clients fairly, or comply with the applicable law or regulation, can result in negative publicity, reputational damage and governmental and regulatory scrutiny, investigations and enforcement actions.
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
The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Their importance has continued to increase, in particular in light of work-from-home arrangements implemented in response to the
COVID-19
pandemic. Computers and computer networks are subject to various risks, including, among others, cyber attacks, inherent technological defects, system failures and human error. For example, fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may be discovered in the future. Cloud technologies are also critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Service disruptions have resulted, and may result in the future, in delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our platforms. During 2021, there were a number of widely publicized cases of outages in connection with access to cloud computing providers. Addressing these and similar issues could be costly and affect the performance of these businesses and systems. Operational risks may be incurred in applying fixes and there may still be residual security risks.
Additionally, although the prevalence and scope of applications of distributed ledger technology and similar technologies is growing, the technology is also nascent and may be vulnerable to cyber attacks or have other inherent weaknesses. We are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology, including through our facilitation of clients’ activities involving financial products that use distributed ledger technology, such as blockchain or cryptocurrencies, our investments in companies that seek to develop platforms based on distributed ledger technology, the use of distributed ledger technology by third-party vendors, clients, counterparties, clearing houses and other financial intermediaries, and the receipt of cryptocurrencies or other digital assets as collateral.

38	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time to time, they have in the past and may in the future make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These have in the past and may in the future include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, has in the past and may in the future result in reputational damage and losses and liabilities for us.
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

Goldman Sachs 2021 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our vendors. There have been a number of highly publicized cases involving financial services companies, consumer-based companies, software and information technology service providers, governmental agencies and other organizations reporting the unauthorized access or disclosure of client, customer or other confidential information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems.
We are regularly the target of attempted cyber attacks, including denial-of-service
attacks, and must continuously monitor and develop our systems to protect the integrity and functionality of our technology infrastructure and access to and the security of our data. We have faced an increasing number of attempted cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies, and as we provide more of these services to a greater number of individual consumers. The increasing migration of our communication from devices we provide to employee-owned devices presents additional risks of cyber attacks, as do work-from-home arrangements such as those implemented in response to the
COVID-19
pandemic. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), central agents, exchanges, clearing houses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These impacts could include the loss of access to information or services from the third party subject to the cyber attack or other information security event, which could, in turn, interrupt certain of our businesses.
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
Although we take protective measures proactively and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, cyber attacks on our vendors and other events that could have a security impact. Risks relating to cyber attacks on our vendors have been increasing given the greater frequency and severity in recent years of supply chain attacks affecting software and information technology service providers. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. In addition, protective measures that we employ to compartmentalize our data may reduce our visibility into, and adversely affect our ability to respond to, cyber threats and issues with our systems.

40	Goldman Sachs 2021 Form 10-K

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

Goldman Sachs 2021 Form 10-K	41

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
or other widespread health emergencies (or concerns over the possibility of such an emergency), terrorist attacks, extreme weather events, solar events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations and limitations on occupancy in our offices) that could impair our ability to manage our businesses.
Climate change could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and our efforts to address concerns relating to climate change could result in damage to our reputation.
Climate change may cause extreme weather events that disrupt operations at one or more of our primary locations, which may negatively affect our ability to service and interact with our clients, adversely affect the value of our investments, including our real estate investments, and reduce the availability or increase the cost of insurance. Climate change and the transition to a less carbon-dependent economy may also have a negative impact on the operations or financial condition of our clients and counterparties, which may decrease revenues from those clients and counterparties and increase the credit risk associated with loans and other credit exposures to those clients and counterparties. In addition, climate change may impact the broader economy.
We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with the transition to a less carbon-dependent economy. These changes could adversely affect our business, results of operations and reputation. For example, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. If we are unable to achieve our objectives relating to climate change or our response to climate change is perceived to be ineffective or insufficient, our business, reputation and efforts to recruit and retain employees may suffer.

42	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

New regulations or guidance relating to climate change, as well as the perspectives of regulators, shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. Federal and state, and
non-U.S.
banking regulators and supervisory authorities, shareholders and other stakeholders have increasingly viewed financial institutions as playing an important role in helping to address risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment and advisory activities. We also may become subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. The risks associated with, and the perspective of regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risks will increase over time.
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
Our revenues and profitability and those of our competitors have been and will continue to be impacted by requirements relating to capital, additional loss-absorbing capacity, leverage, minimum liquidity and long-term funding levels, requirements related to resolution and recovery planning, derivatives clearing and margin rules and levels of regulatory oversight, as well as limitations on which and, if permitted, how certain business activities may be carried out by financial institutions. The laws and regulations that apply to our businesses are often complex and, in many cases, we must make interpretive decisions regarding the application of those laws and regulations to our business activities. Changes in interpretations, whether in response to regulatory guidance, industry conventions, our own reassessments or otherwise, could adversely affect our businesses, results of operations or ability to satisfy applicable regulatory requirements, such as capital or liquidity requirements.
If there are new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (whether based on size, method of funding, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on stock transfers and other financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses. Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on us, based on the way those laws or regulations are applied to financial services and financial firms or due to our corporate structure.

Goldman Sachs 2021 Form 10-K	43

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
U.S. and
non-U.S.
regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future adversely affect our profitability. Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, more stringent requirements relating to liquidity, long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly if these requirements do not apply equally to our competitors or are not implemented uniformly across jurisdictions. We may also become subject to higher and more stringent capital and other regulatory requirements as a result of the implementation of Basel Committee standards, including the new credit and operational risk capital standards published in December 2017 and the new market risk capital standard published in January 2019.
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

44	Goldman Sachs 2021 Form 10-K

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
In addition, our status as a BHC subjects us to heightened regulation and increased regulatory scrutiny by the FRB with respect to transactions between GS Bank USA and its subsidiaries and entities that are or could be viewed as affiliates of ours and, under the Volcker Rule, transactions between us and covered funds.
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
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters remains at high levels. Political and public sentiment regarding financial institutions has in the past and may in the future result in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing (including, in some cases, press coverage and public statements that do not directly involve us) often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.

Goldman Sachs 2021 Form 10-K	45

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially and certain regulators have been more likely in recent years to commence enforcement actions or to support legislation targeted at the financial services industry. Governmental authorities may also be more likely to pursue criminal or other actions, including seeking admissions of wrongdoing or guilty pleas, in connection with the resolution of an inquiry or investigation to the extent a company is viewed as having previously engaged in criminal, regulatory or other misconduct. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.
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
Claims of collusion or anti-competitive conduct have become more common. Civil cases have been brought against financial institutions (including us) alleging bid-rigging,
group boycotts or other anti-competitive practices. Antitrust laws generally provide for joint and several liability and treble damages. These claims have resulted in significant settlements in the past and may do so in the future.
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
Certain law enforcement authorities have recently required admissions of wrongdoing, and, in some cases, criminal pleas, as part of the resolutions of matters brought against financial institutions or their employees. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K.
Any such resolution of a criminal matter involving us or our employees could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to conduct our activities generally or in certain circumstances and could have other negative effects. Further, as a result of the 1MDB settlement, we are no longer a “well-known seasoned issuer,” which places limitations on the manner in which we can market our securities.

46	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In conducting our businesses around the world, we are subject to political, legal, regulatory and other risks that are inherent in operating in many countries.
In conducting our businesses and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, communications and other content restrictions, and other restrictive governmental actions. For example, sanctions have been imposed by the U.S. and the E.U. on certain individuals and companies in Russia and Venezuela. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. We have been in some cases subject to divergent and conflicting laws and regulations across markets, and we are increasingly subject to the risk that the jurisdictions in which we operate may implement laws and regulations that directly conflict with those of another jurisdiction. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market, but also on our reputation generally. Further, in some jurisdictions a failure, or alleged failure, to comply with laws and regulations has subjected and may in the future subject us and our personnel not only to civil actions, but also criminal actions and other sanctions. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.
While business and other practices throughout the world differ, our principal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the FCPA, the BSA and the U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and consumers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and any such violation could subject us to significant penalties or adversely affect our reputation. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this
Form 10-K.
In addition, there have been a number of highly publicized cases around the world, involving actual or alleged fraud or other misconduct by employees in the financial services industry, and we have had and may in the future have employee misconduct. This misconduct has included and may also in the future include intentional efforts to ignore or circumvent applicable policies, rules or procedures or misappropriation of funds and the theft of proprietary information, including proprietary software. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity have not been and may not be effective in all cases, as reflected by the settlements relating to 1MDB.
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

Goldman Sachs 2021 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
In addition, certain jurisdictions, including the U.K. and the E.U., have implemented resolution regimes to provide resolution authorities with the ability to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Such
“bail-in”
powers are intended to enable the recapitalization of a failing institution by allocating losses to its shareholders and unsecured debtholders. For example, the Bank of England requires a certain amount of intercompany funding that we provide to our material U.K. subsidiaries to contain a contractual trigger to expressly permit the Bank of England to exercise such
“bail-in”
powers in certain circumstances. If the intercompany funding we provide to our subsidiaries is “bailed in,” Group Inc.’s claims on its subsidiaries would be subordinated to the claims of the subsidiaries’ third-party creditors or written down. U.S. regulators are considering and
non-U.S.
authorities have adopted requirements that certain subsidiaries of large financial institutions maintain minimum amounts of total loss-absorbing capacity that would pass losses up from the subsidiaries to the top-tier
BHC and, ultimately, to security holders of the
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
To facilitate the execution of our resolution plan, we formed Funding IHC. In exchange for an unsecured subordinated funding note and equity interest, Group Inc. transferred certain intercompany receivables and substantially all of its GCLA to Funding IHC, and agreed to transfer additional GCLA above prescribed thresholds.

48	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Goldman Sachs 2021 Form 10-K	49

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
We may also be required to divest or discontinue certain of these activities for regulatory or legal reasons or due to the transition to a less carbon-dependent economy in response to climate change.
Competition
Our results have been and may in the future be adversely affected by the composition of our client base.
Our client base is not the same as that of our major competitors. Our businesses may have a higher or lower percentage of clients in certain industries or markets than some or all of our competitors. Therefore, unfavorable industry developments or market conditions affecting certain industries or markets have resulted in the past and may result in the future in our businesses underperforming relative to similar businesses of a competitor if our businesses have a higher concentration of clients in such industries or markets. For example, our market-making businesses have a higher percentage of clients with actively managed assets than some of our competitors and such clients have in the past and may in the future be disproportionately affected by low volatility.
Correspondingly, favorable or simply less adverse developments or market conditions involving industries or markets in a business where we have a lower concentration of clients in such industry or market have also resulted in the past and may result in the future in our underperforming relative to a similar business of a competitor that has a higher concentration of clients in such industry or market. For example, we have a smaller corporate client base in our market-making businesses than some of our peers and therefore those competitors may benefit more from increased activity by corporate clients. Similarly, we have not historically engaged in retail equities intermediation to the same extent as other financial institutions, which has in the past and could in the future adversely affect our market share in equities execution.
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

50	Goldman Sachs 2021 Form 10-K

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
The growth of electronic trading and the introduction of new products and technologies, including trading technologies and cryptocurrencies, has increased competition.
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
In addition, the emergence, adoption and evolution of new technologies, including distributed ledgers, such as cryptocurrencies and blockchain, have required us to invest resources to adapt our existing products and services, and we expect to continue to make such investments, which could be material. The adoption and evolution of such new technologies may also increase our compliance and regulatory costs. Further, technologies, such as cryptocurrencies, that do not require intermediation could also significantly disrupt payments processing and other financial services. Regulatory limitations on our involvement in products and platforms involving technologies such as cryptocurrencies may not apply equally or in some cases at all to certain of our competitors. We may not be as timely or successful in developing or integrating, or even able to develop or integrate, new products and technologies, such as cryptocurrencies, into our existing products and services, adapting to changes in consumer preferences or achieving market acceptance of our products and services, any of which could affect our ability to attract or retain clients, cause us to lose market share or result in service disruptions and in turn reduce our revenues or otherwise adversely affect us.
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

Goldman Sachs 2021 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Competition from within the financial services industry and from businesses outside the financial services industry, including the technology industry, for qualified employees has often been intense. We have experienced increased competition in hiring and retaining employees to address the demands of, expanding consumer-oriented businesses and our technology initiatives. This is also the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.
Changes in law or regulation in jurisdictions in which our operations are located that affect taxes on our employees’ income, or the amount or composition of compensation, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions.
As described further in “Business — Regulation — Compensation Practices” in Part I, Item 1 of this
Form 10-K,
our compensation practices are subject to review by, and the standards of, the FRB. As a large global financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect the companies with which we compete for talent) by the FRB, the PRA, the FCA, the FDIC and other regulators worldwide. These limitations have shaped our compensation practices, which has in some cases adversely affected our ability to attract and retain talented employees, in particular in relation to companies not subject to these limitations, and future legislation or regulation may have similar adverse effects.
Our operating expenses and efficiency ratio depend, in part, on our overall headcount and the proportion of our employees located in strategic locations. Our future human capital resource requirements and the benefits provided by strategic locations are uncertain, and we may not realize the benefits we anticipate.
Market Developments and General Business Environment
Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by the
COVID-19
pandemic.
The
COVID-19
pandemic created economic and financial disruptions that have in the past adversely affected and may in the future adversely affect our business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will negatively affect our businesses, financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of
COVID-19
and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.
While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the
COVID-19
pandemic persisted in 2021, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) significant interest at times by investors in liquidity products, which generate lower fees, relative to risk assets, resulting in these products comprising a higher share of AUS as compared to the pre-pandemic
composition; (v) higher cyber security, information security and operational risks; and (vi) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

52	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) a repeat, or worse, of the decline in the valuation of equity, fixed-income and commodity markets that occurred at the outset of the pandemic; (ii) market dislocations that may make hedging strategies less effective or ineffective; (iii) a reduction in fees on AUS due to declines in the valuation of assets or a protracted trend toward asset classes that generate lower fees; (iv) disruption in the new issuance markets for debt and equity, leading to a decline in underwriting volumes; (v) declines in completed mergers and acquisitions; (vi) a deterioration in the liquidity profile of corporate borrowers, resulting in additional draws on credit lines; (vii) defaults by consumers or corporate clients on loans; (viii) changes in consumer spending or borrowing patterns; and (ix) greater challenges in valuing derivative positions and associated collateral, leading to significant increases in collateral calls and valuation disputes.
The effects of the
COVID-19
pandemic on economic and market conditions have in the past and may in the future also increase demands on our liquidity as we meet client needs. Likewise, these adverse developments have in the past and may in the future affect our capital and leverage ratios. The effects of the
COVID-19
pandemic and FRB requirements have in the past limited and may in the future limit capital distributions.
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
The FCA and the administrator of LIBOR have announced that the publication of the most commonly used USD LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the USD LIBOR as a reference rate in new contracts by December 31, 2021 at the latest. As the transition from LIBOR is ongoing, there continues to be substantial uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments. Similar developments have occurred with respect to other IBORs.
Uncertainty regarding IBORs and the taking of discretionary actions or negotiation or implementation of fallback provisions could result in pricing volatility, loss of market share in certain products, adverse tax or accounting impacts, compliance, legal and operational costs and risks associated with client disclosures, as well as systems disruption, model disruption and other business continuity issues. In addition, uncertainty relating to IBORs could result in increased capital requirements for us given potential low transaction volumes, a lack of liquidity or limited observability for exposures linked to IBORs or any emerging successor rates and operational incidents associated with changes in and the discontinuance of IBORs.
The language in our contracts and financial instruments that define IBORs, in particular LIBOR, have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. Once a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. As a result, for the most commonly used USD LIBOR settings, there continues to be considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates. This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our IBOR-based contracts and financial instruments. For LIBOR settings that ceased to be provided or ceased to be representative as of December 2021, discretionary actions taken in connection with the implementation of fallback provisions could also result in client disputes and litigation particularly for derivatives and other synthetic instruments. Although we have adhered to the ISDA IBOR Fallbacks Protocol, the protocol is applicable to derivatives when both parties adhere to the protocol or otherwise agree for it to apply to their derivatives.

Goldman Sachs 2021 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Many of the products that we own or that we offer, such as structured notes, warrants, swaps or security-based swaps, pay interest or determine the principal amount to be paid at maturity or in the event of default by reference to rates or by reference to an index, currency, basket, ETF or other financial metric (the underlier). In the event that the composition of the underlier is significantly changed, by reference to rules governing such underlier or otherwise, the underlier ceases to exist (for example, in the event that a country withdraws from the Euro or links its currency to or delinks its currency from another currency or benchmark, an index or ETF sponsor materially alters the composition of an index or ETF, or stocks in a basket are delisted or become impermissible to be included in the index or ETF), the underlier ceases to be recognized as an acceptable market benchmark or there are legal or regulatory constraints on linking a financial instrument to the underlier, we may experience adverse effects consistent with those described above for IBORs.
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
We have increased and intend to further increase our consumer-oriented deposit-taking and lending activities. For example, we now issue credit cards to consumers and through our pending acquisition of GreenSky, we intend to expand our offering of point-of-sale
financing. To the extent we engage in those and other consumer-oriented activities, we have faced, and would continue to face, additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of consumer and client information. Acquisitions and new products can also expose us to new or different types of risks. For example, providing point-of-sale
financing through GreenSky will also subject us to risks relating to retaining and attracting merchants and servicing loans for other banks, as well as potential liability for remediation costs if merchants fail to fulfill their obligations to consumers. We are also subject to additional legal requirements, including with respect to suitability and consumer protection (for example, Regulation Best Interest, fair lending laws and regulations and privacy laws and regulations). Further, identity fraud may increase and credit reporting practices may change in a manner that makes it more difficult for financial institutions, such as us, to evaluate the creditworthiness of consumers.

54	Goldman Sachs 2021 Form 10-K

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
We have developed and pursued new business and strategic initiatives, including acquisitions, and expect to continue to do so. If and to the extent we are unable to successfully execute those initiatives, we may incur unanticipated costs and losses, and face other adverse consequences, such as negative reputational effects. In addition, the actual effects of pursuing those initiatives may differ, possibly materially, from the benefits that we expect to realize from them, such as generating additional revenues, achieving expense savings, reducing operational risk exposures or using capital and funding more efficiently. Engaging in new activities exposes us to a variety of risks, including that we may be unable to successfully develop new, competitive, efficient and effective systems and processes, and hire and retain the necessary personnel. Due to our lack of historical experience with unsecured consumer lending, our loan loss assumptions may prove to be incorrect and we may incur losses significantly above those which we originally anticipated in entering the business or in expanding the product offerings for the business.
In recent years, we have invested, and may continue to invest, more in businesses that we expect will generate a higher level of more consistent revenues. In order to develop and be able to offer consumer financial products that compete effectively, we have made and expect to continue to make significant investments in technology and human capital resources in connection with our consumer-oriented activities. Such investments and acquisitions may not be successful or have returns similar to our other businesses.
We may not be able to fully realize the expected benefits or synergies from acquisitions in the time frames we expect, or at all.
We have been engaging in selective acquisitions and expect to continue to do so in the future and these acquisitions may, individually or in the aggregate, be material to us. Any future acquisitions could involve the issuance of common stock and/or the payment of cash as consideration. The success of our acquisitions will depend, in part, on our ability to integrate the acquired businesses and realize anticipated synergies, cost savings and growth opportunities. We may face numerous risks and uncertainties in combining and integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, counterparties, regulators and others in connection with acquisitions. Integration of acquired businesses is time-consuming
and could disrupt our ongoing businesses, produce unforeseen regulatory or operating difficulties, cause us to incur incremental expenses or require incremental financial, management and other resources. It is also possible that an acquisition, once announced, may not close due to the failure to satisfy applicable closing conditions, such as the receipt of necessary shareholder or regulatory approvals.
There is no assurance that any of our acquisitions will be successfully integrated or yield all of the expected positive benefits and synergies in the time frames that we expect, or at all. If we are not able to integrate our acquisitions successfully, our results of operations, financial condition and cash flows could be adversely affected.

Goldman Sachs 2021 Form 10-K	55

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
In Europe, the Middle East and Africa, we have offices consisting of approximately 1.6 million square feet of leased and owned space. Our European headquarters is located in London at Plumtree Court, consisting of approximately 826,000 square feet under a lease which can be terminated in 2039.
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
Item 4.    Mine Safety Disclosures
Not applicable.

56	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2016 through December 31, 2021 is set forth in “Supplemental Financial Information — Common Stock Performance” in Part II, Item 8 of this
Form 10-K.
As of February 11, 2022, there were 5,963 holders of record of our common stock.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the fourth quarter of 2021.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October	1,214,611	$411.65	1,214,611	34,390,960
November	–	–	–	34,390,960
December	–	–	–	34,390,960
Total	1,214,611		1,214,611
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
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this
Form 10-K.

Goldman Sachs 2021 Form 10-K	57

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
are to our Annual Report on
Form 10-K
for the year ended December 31, 2021. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this
Form 10-K.
All references to 2021, 2020 and 2019 refer to our years ended, or the dates, as the context requires, December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Any reference to a future year refers to a year ending on December 31 of that year.
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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition, liquidity and capital actions in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described in “Risk Factors” in Part I, Item 1A of this
Form 10-K
and “Forward-Looking Statements” in Part I, Item 1 of this
Form 10-K.

58	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, Common Equity Tier 1 (CET1) capital ratio and firmwide assets under supervision (AUS) inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2022 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our consumer lending and credit card businesses, (xvi) the objectives and effectiveness of our Business Continuity Planning (BCP) strategy, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and
G-SIB
surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvi) the impact of the coronavirus
(COVID-19)
pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) our plans for our people to return to our offices, (xxx) future inflation and (xxxi) our completed, announced and prospective acquisitions, including our completed acquisition of the General Motors co-branded
credit card portfolio and our announced acquisitions of NN Investment Partners and GreenSky, Inc. (GreenSky).
Executive Overview
We generated net earnings of $21.64 billion for 2021, significantly higher compared with $9.46 billion for 2020. Diluted earnings per common share (EPS) was $59.45 for 2021, significantly higher compared with $24.74 for 2020. Return on average common shareholders’ equity (ROE) was 23.0% for 2021, compared with 11.1% for 2020. Book value per common share was $284.39 as of December 2021, 20.4% higher compared with December 2020.
During 2020, we recorded net provisions for litigation and regulatory proceedings of $3.42 billion, which reduced diluted EPS by $9.51 and reduced ROE by 3.9 percentage points.
Net revenues were $59.34 billion for 2021, 33% higher than 2020, reflecting higher net revenues across all segments, including significant increases in Asset Management, Investment Banking and Consumer & Wealth Management. Net revenues in Asset Management primarily reflected significantly higher net revenues in Equity investments and Lending and debt investments, net revenues in Investment Banking primarily reflected significantly higher net revenues in Financial advisory and Underwriting, and net revenues in Consumer & Wealth Management reflected growth in both Wealth management and Consumer banking net revenues. Net revenues in Global Markets were slightly higher, reflecting significantly higher net revenues in Equities, partially offset by lower net revenues in Fixed Income, Currency and Commodities (FICC) compared with a strong prior year.
Provision for credit losses was $357 million for 2021, compared with $3.10 billion for 2020. 2021 included provisions related to portfolio growth (primarily in credit cards, including provisions related to the commitment to acquire the General Motors co-branded
credit card portfolio), largely offset by reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment. This followed challenging conditions in the prior year as a result of the impact of the
COVID-19
pandemic, which contributed to significant provisions in 2020.
Operating expenses were $31.94 billion for 2021, 10% higher than 2020, primarily reflecting significantly higher compensation and benefits expenses (reflecting strong performance). In addition, technology expenses and professional fees were significantly higher and transaction based expenses were higher. These increases were partially offset by significantly lower net provisions for litigation and regulatory proceedings and lower expenses related to consolidated investments (including impairments). Our efficiency ratio (total operating expenses divided by total net revenues) for 2021 was 53.8%, compared with 65.0% for 2020. In 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 7.6 percentage points.

Goldman Sachs 2021 Form 10-K	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

During 2021, we returned $7.49 billion of capital to common shareholders, including $5.20 billion of common share repurchases and $2.29 billion of common stock dividends. As of December 2021, our CET1 capital ratio was 14.2% under the Standardized Capital Rules and 14.9% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
We announced two strategic acquisitions during 2021, the pending acquisitions of NN Investment Partners in our Asset Management business and GreenSky in our Consumer banking business. We expect these acquisitions to accelerate our strategy to drive more durable returns. The acquisition of NN Investment Partners is expected to close in the second quarter of 2022, and the acquisition of GreenSky is expected to close in the first quarter of 2022.
In the first quarter of 2022, we announced that over the medium-term (approximately 3 years), our target is to achieve (i) ROE within a range of 14% to 16%, (ii) return on average tangible common shareholders’ equity (ROTE) within a range of 15% to 17% and (iii) an efficiency ratio of approximately 60%. In addition, we announced that our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
Business Environment
In 2021, the global economy continued to recover from the impact of the
COVID-19
pandemic, as the distribution of vaccines helped facilitate an increase in global economic activity. Economic activity continued to benefit from ongoing fiscal stimulus from governments and continued accommodative monetary policy from global central banks. In the second half of the year, the growth in economic activity and demand for goods and services, alongside supply chain complications, contributed to inflationary pressures. Late in the year, the surge in Omicron cases sparked renewed concerns globally, contributing to increased market volatility and increased pressures on labor supply. This may result in a negative impact on economic activity.
Despite broad improvements in the overall economy since the initial impact of the
COVID-19
pandemic, uncertainty remains on the pace of the recovery going forward, reflecting concerns about virus resurgence from the Omicron variant and other possible variants and related concerns regarding vaccine distribution, efficacy and hesitancy, as well as concerns relating to inflation, supply chain complications and geopolitical risks. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.6% as of December 2021 and 2.3% as of December 2020, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

•	Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;

60	Goldman Sachs 2021 Form 10-K

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
Model Risk Management” for further information about the review and validation of our valuation models.

Goldman Sachs 2021 Form 10-K	61

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
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or is modeled in the case of revolving credit card loans. The forecasts include baseline, favorable and adverse economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear
modeled approach. We apply judgment in weighting individual scenarios each quarter based on a variety of factors, including our internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include loan-to-value
ratio, debt service ratio and home price index. Risk factors for installment and credit card loans include Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.
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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of December 2021 (which was primarily weighted towards the baseline economic scenario) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse macroeconomic model assumes an emergence of new vaccine-resistant strains of
COVID-19
resulting in a resurgence of infections, an economic contraction, high inflation rates in the initial quarters, gradually climbing unemployment rates, decline in GDP growth rates and dislocations in the economy due to shortages in the supply of some goods and services. A 100% weighting to the adverse economic scenario would have resulted in an approximate $1.3 billion increase in our allowance for credit losses as of December 2021. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

62	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Use of Estimates
U.S. GAAP requires us to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the allowance for credit losses on loans and lending commitments held for investment and accounted for at amortized cost, the use of estimates and assumptions is also important in determining the accounting for goodwill and identifiable intangible assets, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and accounting for income taxes.
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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. As of December 2021, our net liability for unrecognized tax benefits was $1.16 billion. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and
non-U.S.
jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. As of December 2021, we had $6.32 billion of deferred tax assets with a related valuation allowance of $895 million. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs 2021 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of this
Form 10-K
for further information about the impact of economic and market conditions on our results of operations. For a discussion of our 2020 financial results compared with 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
Form 10-K
for the year ended December 31, 2020.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December

$ in millions, except per share amounts	2021	2020	2019
Net revenues	$59,339	$44,560	$36,546
Pre-tax earnings	$27,044	$12,479	$10,583
Net earnings	$21,635	$ 9,459	$ 8,466
Net earnings to common	$21,151	$ 8,915	$ 7,897
Diluted EPS	$ 59.45	$ 24.74	$ 21.03
ROE	23.0%	11.1%	10.0%
ROTE	24.3%	11.8%	10.6%
Net earnings to average assets	1.6%	0.8%	0.9%
Return on average shareholders’ equity	21.3%	10.3%	9.4%
Average equity to average assets	7.4%	8.2%	9.3%
Dividend payout ratio	10.9%	20.2%	19.7%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.

•
ROE is calculated by dividing net earnings to common by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. ROTE is calculated by dividing net earnings to common by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP
measures and may not be comparable to similar
non-GAAP
measures used by other companies. Return on average shareholders’ equity is calculated by dividing net earnings by average monthly shareholders’ equity.

The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Year Ended December

$ in millions	2021	2020	2019
Total shareholders’ equity	$101,705	$ 91,779	$ 90,297
Preferred stock	(9,876)	(11,203)	(11,203)
Common shareholders’ equity	91,829	80,576	79,094
Goodwill	(4,327)	(4,238)	(3,965)
Identifiable intangible assets	(536)	(617)	(499)
Tangible common shareholders ’ equity	$ 86,966	$ 75,721	$ 74,630
Net Revenues
The table below presents our net revenues by line item.

	Year Ended December

$ in millions	2021	2020	2019
Investment banking	$14,168	$ 9,141	$ 6,798
Investment management	8,059	6,923	6,189
Commissions and fees	3,619	3,548	2,988
Market making	15,352	15,546	10,157
Other principal transactions	11,671	4,651	6,052
Total non-interest revenues	52,869	39,809	32,184
Interest income	12,120	13,689	21,738
Interest expense	5,650	8,938	17,376
Net interest income	6,470	4,751	4,362
Total net revenues	$59,339	$44,560	$36,546
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

64	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During 2021, a general recovery of the global economy, continued monetary and fiscal support from central banks and governments and accelerating vaccine distribution provided a favorable market backdrop. These factors contributed to generally higher global equity prices and tighter credit spreads compared with the end of 2020. In addition, market-making activities reflected strong client activity levels, although activity declined from a very strong prior year which reflected heightened volatility and significant market dislocations as a result of the
COVID-19
pandemic, and investment banking activity levels across mergers and acquisitions and underwriting were elevated.
If concerns about the economic outlook, including those on inflation and supply chain issues, grow or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective (including due to new variants or complications with vaccine distribution, efficacy and hesitancy), it may lead to a decline in global equity markets, a decline in investment banking activity levels, and a continued decline in market-making activity levels, and net revenues and the provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
2021 versus 2020.
Net revenues in the consolidated statements of earnings were $59.34 billion for 2021, 33% higher than 2020, reflecting significantly higher other principal transactions revenues, investment banking revenues and net interest income, and higher investment management revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $14.17 billion for 2021, 55% higher than 2020, due to significantly higher revenues in financial advisory, reflecting a significant increase in completed mergers and acquisitions volumes, in equity underwriting, primarily driven by strong industry-wide initial public offerings activity, and in debt underwriting, primarily reflecting elevated industry-wide leveraged finance activity.
Investment management revenues in the consolidated statements of earnings were $8.06 billion for 2021, 16% higher than 2020, primarily due to higher management and other fees, reflecting the impact of higher average AUS, partially offset by higher fee waivers on money market funds. In addition, incentive fees were significantly higher, primarily driven by harvesting.
Commissions and fees in the consolidated statements of earnings were $3.62 billion for 2021, slightly higher than 2020.
Market making revenues in the consolidated statements of earnings were $15.35 billion for 2021, essentially unchanged compared with 2020, as significantly lower revenues in interest rate products and credit products were largely offset by significantly higher revenues in equity products (primarily in derivatives) and commodities, and improved results in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $11.67 billion for 2021, compared with $4.65 billion for 2020, primarily reflecting significantly higher net gains from investments in private equities and in debt instruments, partially offset by net losses from investments in public equities compared with significant net gains in 2020.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $6.47 billion for 2021, 36% higher than 2020, reflecting a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense is primarily related to other interest-bearing liabilities, deposits and long-term borrowings, each reflecting the impact of lower interest rates. The decrease in interest income primarily related to collateralized agreements and trading assets, both reflecting the impact of lower interest rates, partially offset by the impact of higher average balances for loans. See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs 2021 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Year Ended December

$ in millions	2021	2020	2019
Provision for credit losses	$357	$3,098	$1,065
2021 versus 2020.
Provision for credit losses in the consolidated statements of earnings was $357 million for 2021, compared with $3.10 billion for 2020. 2021 included provisions related to portfolio growth (primarily in credit cards, including approximately $185 million of provisions related to the commitment to acquire the General Motors co-branded
credit card portfolio), largely offset by reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment. This followed challenging conditions in the prior year as a result of the
COVID-19
pandemic, which contributed to significant provisions in 2020.
Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, year-end
discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues net of provision for credit losses, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.
The table below presents our operating expenses by line item and headcount.

	Year Ended December

$ in millions	2021	2020	2019
Compensation and benefits	$17,719	$13,309	$12,353
Transaction based	4,710	4,141	3,513
Market development	553	401	739
Communications and technology	1,573	1,347	1,167
Depreciation and amortization	2,015	1,902	1,704
Occupancy	981	960	1,029
Professional fees	1,648	1,306	1,316
Other expenses	2,739	5,617	3,077
Total operating expenses	$31,938	$28,983	$24,898
Headcount at period-end	43,900	40,500	38,300
2021 versus 2020.
Operating expenses in the consolidated statements of earnings were $31.94 billion for 2021, 10% higher than 2020. Our efficiency ratio for 2021 was 53.8%, compared with 65.0% for 2020. In 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 7.6 percentage points.
The increase in operating expenses compared with 2020 primarily reflected significantly higher compensation and benefits expenses (reflecting strong performance). In addition, technology expenses and professional fees were significantly higher and transaction based expenses were higher. These increases were partially offset by significantly lower net provisions for litigation and regulatory proceedings and lower expenses related to consolidated investments (including impairments).
Net provisions for litigation and regulatory proceedings for 2021 were $534 million compared with $3.42 billion for 2020.
Charitable contributions to Goldman Sachs Gives were approximately $250 million for 2021.
As of December 2021, headcount increased 8% compared with December 2020, reflecting investments in new business initiatives and an increase in technology professionals.
Provision for Taxes
The effective income tax rate for 2021 was 20.0%, down from the full year income tax rate of 24.2% for 2020, primarily due to a decrease in provisions for non-deductible
litigation, partially offset by a decrease in the impact of tax benefits in 2021 compared with 2020.
In March 2021, the American Rescue Plan Act of 2021 (Rescue Plan) was signed into law. The Rescue Plan is a $1.9 trillion stimulus package enacted to help address the economic and health impacts of the
COVID-19
pandemic. The Rescue Plan includes a repeal of a provision under which U.S. affiliated groups could elect a worldwide allocation of interest expense for foreign tax credit limitation purposes for one year beginning in January 2021. Additionally, beginning in 2027, the limitation on corporate tax deductions for compensation payable to the CEO, CFO and the top three highest paid employees will be expanded to include the next five highest paid employees. The legislation did not have a material impact on our 2021 annual effective tax rate and is not expected to have a material impact on our 2022 annual effective tax rate.
In April 2021, the New York State (NYS) FY 2022 budget was enacted. The legislation temporarily increased the NYS corporate income tax rate from 6.5% to 7.25% for calendar years 2021 through 2023. The legislation did not have a material impact on our 2021 annual effective tax rate and is not expected to have a material impact on our 2022 annual effective tax rate.

66	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The U.K. Finance Act 2021 was enacted in June 2021 and includes a six percent increase in the corporate income tax rate effective from April 2023. During 2021, U.K. deferred tax assets and liabilities were remeasured and a deferred tax benefit of approximately $100 million was recognized. The Finance (No. 2) Bill
2021-22,
issued in November 2021, includes a five percent reduction in the U.K. bank surcharge tax rate, effective from April 2023. The bank surcharge is currently applicable to certain of our U.K. subsidiaries and branches, including Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB). Following Royal Assent, the associated impact of any change to the bank surcharge on U.K. deferred tax assets and liabilities could have a material impact on our effective tax rate, depending on the operating results for the quarter during which this legislation is enacted.
We expect our tax rate for 2022 to be between 20% and 21%, excluding the impact of income tax benefits on employee share-based awards and any potential changes in current income tax rates.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of December

$ in millions	2021	2020
Investment Banking	$ 144,157	$ 116,242
Global Markets	1,082,378	844,606
Asset Management	91,115	95,751
Consumer & Wealth Management	146,338	106,429
Total	$1,463,988	$1,163,028
The allocation process for segment assets is based on the activities of these segments. The allocation of assets includes allocation of GCLA (which consists of unencumbered, highly liquid securities and cash), which is generally included within cash and cash equivalents, collateralized agreements and trading assets on our balance sheet. Due to the integrated nature of these segments, estimates and judgments are made in allocating these assets. See “Risk Management — Liquidity Risk Management” for further information about our GCLA.
Segment Operating Results.
The table below presents our segment operating results.

	Year Ended December

$ in millions	2021	2020	2019
Investment Banking
Net revenues	$14,876	$ 9,423	$ 7,599
Provision for credit losses	(298)	1,624	333
Operating expenses	6,705	6,134	4,685
Pre-tax earnings	$ 8,469	$ 1,665	$ 2,581
Net earnings to common	$ 6,705	$ 1,193	$ 1,996
Average common equity	$10,341	$11,313	$11,167
Return on average common equity	64.8%	10.5%	17.9%
Global Markets
Net revenues	$22,077	$21,157	$14,779
Provision for credit losses	45	274	35
Operating expenses	12,969	12,806	10,851
Pre-tax earnings	$ 9,063	$ 8,077	$ 3,893
Net earnings to common	$ 6,973	$ 5,766	$ 2,729
Average common equity	$45,497	$40,760	$40,060
Return on average common equity	15.3%	14.1%	6.8%
Asset Management
Net revenues	$14,916	$ 7,984	$ 8,965
Provision for credit losses	18	442	274
Operating expenses	5,970	5,142	4,817
Pre-tax earnings	$ 8,928	$ 2,400	$ 3,874
Net earnings to common	$ 7,046	$ 1,740	$ 3,013
Average common equity	$25,195	$20,491	$21,575
Return on average common equity	28.0%	8.5%	14.0%
Consumer & Wealth Management
Net revenues	$ 7,470	$ 5,996	$ 5,203
Provision for credit losses	592	758	423
Operating expenses	6,294	4,901	4,545
Pre-tax earnings	$ 584	$ 337	$ 235
Net earnings to common	$ 427	$ 216	$ 159
Average common equity	$10,796	$ 8,012	$ 6,292
Return on average common equity	4.0%	2.7%	2.5%
Total net revenues	$59,339	$44,560	$36,546
Total provision for credit losses	357	3,098	1,065
Total operating expenses	31,938	28,983	24,898
Total pre-tax earnings	$27,044	$12,479	$10,583
Net earnings to common	$21,151	$ 8,915	$ 7,897
Average common equity	$91,829	$80,576	$79,094
Return on average common equity	23.0%	11.1%	10.0%
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
pre-tax
earnings.

Goldman Sachs 2021 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Effective January 1, 2021, the attributed equity among our segments was updated to reflect the results of our 2020 Comprehensive Capital Analysis and Review (CCAR) process. See “Capital Management and Regulatory Capital — Capital Management” for information about the impact of these updates on the allocation of attributed equity among our segments as of the beginning of the first quarter of 2021. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of our segments that occurred during 2021. See “Capital Management and Regulatory Capital — Capital Management” for information about our 2021 CCAR process and our updated SCB, which became effective on October 1, 2021.
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

The table below presents our Investment Banking assets.

	As of December

$ in millions	2021	2020
Cash and cash equivalents	$ 64,437	$ 34,730
Collateralized agreements	21,354	20,242
Customer and other receivables	5,248	2,465
Trading assets	20,338	29,493
Investments	1,053	1,078
Loans	29,555	26,544
Other assets	2,172	1,690
Total	$144,157	$116,242
The table below presents our Investment Banking operating results.

	Year Ended December

$ in millions	2021	2020	2019
Financial advisory	$ 5,653	$ 3,065	$ 3,197
Equity underwriting	5,011	3,406	1,482
Debt underwriting	3,504	2,670	2,119
Underwriting	8,515	6,076	3,601
Corporate lending	708	282	801
Net revenues	14,876	9,423	7,599
Provision for credit losses	(298)	1,624	333
Operating expenses	6,705	6,134	4,685
Pre-tax earnings	8,469	1,665	2,581
Provision for taxes	1,694	403	516
Net earnings	6,775	1,262	2,065
Preferred stock dividends	70	69	69
Net earnings to common	$ 6,705	$ 1,193	$ 1,996
Average common equity	$10,341	$11,313	$11,167
Return on average common equity	64.8%	10.5%	17.9%
The table below presents our financial advisory and underwriting transaction volumes.

Year Ended December

$ in billions	2021	2020	2019
Announced mergers and acquisitions	$ 1,851	$ 948	$ 1,350
Completed mergers and acquisitions	$ 1,581	$ 1,033	$ 1,270
Equity and equity-related offerings	$ 141	$ 115	$ 67
Debt offerings	$ 332	$ 352	$ 246
In the table above:

•	Volumes are per Dealogic.

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

68	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During 2021, Investment Banking operated in an environment characterized by strong industry-wide activity. In mergers and acquisitions, industry-wide completed and announced volumes were at high levels, reflecting supportive market conditions and strong CEO confidence. In underwriting, industry-wide activity levels reflected continued strength in equity underwriting volumes, including strong initial public offerings activity, and solid debt underwriting volumes, including elevated leveraged finance activity.
In the future, if market and economic conditions deteriorate, and industry-wide mergers and acquisitions volumes decline, or if industry-wide equity and debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio tighten further, net revenues in Investment Banking would likely be negatively impacted. In addition, a deterioration in the creditworthiness of borrowers would negatively impact the provision for credit losses.
2021 versus 2020.
Net revenues in Investment Banking were $14.88 billion for 2021, 58% higher than 2020, primarily reflecting significantly higher net revenues in Financial advisory and Underwriting.
The increase in Financial advisory net revenues reflected a significant increase in completed mergers and acquisitions volumes. The increase in Underwriting net revenues was due to significantly higher net revenues in both Equity underwriting, primarily driven by strong industry-wide initial public offerings activity, and Debt underwriting, primarily reflecting elevated industry-wide leveraged finance activity. Corporate lending net revenues were significantly higher, primarily reflecting net gains from lending activities compared with net losses in the prior year, and significantly higher net interest income.
Provision for credit losses was a net benefit of $298 million for 2021, compared with net provisions of $1.62 billion for 2020, primarily due to reserve reductions in the current year reflecting continued improvement in the broader economic environment following challenging conditions in 2020 resulting from the
COVID-19
pandemic.
Operating expenses were $6.71 billion for 2021, 9% higher than 2020, due to significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by significantly lower net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $8.47 billion for 2021, compared with $1.67 billion for 2020. ROE was 64.8% for 2021, compared with 10.5% for 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced ROE by 11.5 percentage points).
As of December 2021, our investment banking transaction backlog increased significantly compared with December 2020, due to significantly higher estimated net revenues from potential financial advisory transactions and potential debt underwriting transactions (particularly from leveraged finance transactions), and higher estimated net revenues from potential equity underwriting transactions.
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
Currencies.
Currency options, spot/forwards and other derivatives on
G-10
currencies and emerging-market products.

Goldman Sachs 2021 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Commodities.
Commodity derivatives and, to a lesser extent, physical commodities, involving crude oil and petroleum products, natural gas, agricultural, base, precious and other metals, electricity, including renewable power, environmental products and other commodity products.
For further information about market-making activities, see “Market-Making Activities” below.

•
FICC financing.
Includes providing financing to our clients through warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans). We also provide financing to clients through structured credit, asset-backed lending, and through securities purchased under agreements to resell (resale agreements).

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

70	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Global Markets assets.

	As of December

$ in millions	2021	2020
Cash and cash equivalents	$ 131,390	$ 86,663
Collateralized agreements	343,535	212,711
Customer and other receivables	142,547	110,473
Trading assets	337,040	339,349
Investments	55,285	52,929
Loans	60,916	33,214
Other assets	11,665	9,267
Total	$1,082,378	$844,606
The table below presents our Global Markets operating results.

	Year Ended December

$ in millions	2021	2020	2019
FICC intermediation	$ 8,647	$ 9,991	$ 6,009
FICC financing	1,937	1,593	1,379
FICC	10,584	11,584	7,388
Equities intermediation	7,574	6,989	4,374
Equities financing	3,919	2,584	3,017
Equities	11,493	9,573	7,391
Net revenues	22,077	21,157	14,779
Provision for credit losses	45	274	35
Operating expenses	12,969	12,806	10,851
Pre-tax earnings	9,063	8,077	3,893
Provision for taxes	1,813	1,955	779
Net earnings	7,250	6,122	3,114
Preferred stock dividends	277	356	385
Net earnings to common	$ 6,973	$ 5,766	$ 2,729
Average common equity	$45,497	$40,760	$40,060
Return on average common equity	15.3%	14.1%	6.8%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Year Ended December 2021
Market making	$ 7,584	$ 7,768	$15,352
Commissions and fees	–	3,543	3,543
Other principal transactions	358	56	414
Net interest income	2,642	126	2,768
Total	$10,584	$11,493	$22,077
Year Ended December 2020
Market making	$ 8,972	$ 6,574	$15,546
Commissions and fees	–	3,347	3,347
Other principal transactions	53	(18)	35
Net interest income	2,559	(330)	2,229
Total	$11,584	$ 9,573	$21,157
Year Ended December 2019
Market making	$ 5,813	$ 4,344	$10,157
Commissions and fees	–	2,900	2,900
Other principal transactions	1	51	52
Net interest income	1,574	96	1,670
Total	$ 7,388	$ 7,391	$14,779
In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.
•
See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During 2021, Global Markets operated in an environment characterized by continued economic recovery and continued monetary and fiscal support from central banks and governments, which contributed to strong client activity levels, although activity declined from a very strong prior year which reflected heightened volatility and significant market dislocations as a result of the
COVID-19
pandemic. In addition, global equity prices were generally higher compared with the end of 2020, as the S&P 500 Index increased by 27% and the MSCI World Index increased by 17%. Market volatility continued to moderate from elevated levels last year, as the average daily VIX was 33% lower than 2020. If macroeconomic conditions lead to a continued decline in activity levels or continued decline in volatility, net revenues in Global Markets would likely be negatively impacted.
2021 versus 2020.
Net revenues in Global Markets were $22.08 billion for 2021, 4% higher than 2020.
Net revenues in FICC were $10.58 billion, 9% lower than 2020, due to lower net revenues in FICC intermediation, reflecting significantly lower net revenues in interest rate products and credit products and slightly lower net revenues in currencies, partially offset by significantly higher net revenues in mortgages and higher net revenues in commodities. Net revenues in FICC financing were significantly higher, reflecting significantly higher net revenues from mortgage lending, partially offset by significantly lower net revenues from resale agreements.
The decrease in FICC intermediation net revenues reflected strong but significantly lower client activity compared with very strong activity levels in the prior year due to high volatility amid the
COVID-19
pandemic. This was partially offset by the impact of improved market-making conditions on our inventory compared with challenging conditions in the prior year. The following provides information about our FICC intermediation net revenues by business, compared with 2020 results:

•	Net revenues in interest rate products primarily reflected lower client activity.

•	Net revenues in credit products and currencies reflected lower client activity, partially offset by the impact of improved market-making conditions on our inventory.

•	Net revenues in mortgages reflected the impact of improved market-making conditions on our inventory.

•	Net revenues in commodities primarily reflected higher client activity.

Goldman Sachs 2021 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Net revenues in Equities were $11.49 billion, 20% higher than 2020, due to significantly higher net revenues in Equities financing, primarily reflecting increased activity (including higher average client balances), and higher net revenues in Equities intermediation, across both derivatives and cash products.
Provision for credit losses was $45 million for 2021, compared with $274 million for 2020, primarily reflecting reserve reductions in the current year due to continued improvement in the broader economic environment following challenging conditions in 2020 resulting from the
COVID-19
pandemic, partially offset by portfolio growth.
Operating expenses were $12.97 billion for 2021, essentially unchanged compared with 2020, as higher compensation and benefits expenses (reflecting strong performance) and higher transaction based expenses were offset by significantly lower net provisions for litigation and regulatory proceedings.
Pre-tax
earnings were $9.06 billion, 12% higher than 2020. ROE was 15.3% for 2021, compared with 14.1% for 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced ROE by 4.0 percentage points).
Asset Management
We manage client assets across a broad range of investment strategies and asset classes for a diverse set of institutional clients and a network of third-party distributors around the world, including equity, fixed income and alternative investments. We provide investment solutions including those managed on a fiduciary basis by our portfolio managers, as well as those managed by third-party managers. We offer our investment solutions in a variety of structures, including separately managed accounts, mutual funds, private partnerships and other commingled vehicles. These solutions begin with identifying clients’ objectives and continue through portfolio construction, ongoing asset allocation and risk management and investment realization.
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

The table below presents our Asset Management assets.

	As of December

$ in millions	2021	2020
Cash and cash equivalents	$16,636	$ 8,635
Collateralized agreements	5,227	4,749
Customer and other receivables	946	1,261
Trading assets	5,000	6,819
Investments	32,318	34,386
Loans	13,698	16,558
Other assets	17,290	23,343
Total	$91,115	$95,751
The table below presents our Asset Management operating results.

	Year Ended December

$ in millions	2021	2020	2019
Management and other fees	$ 2,883	$ 2,785	$ 2,600
Incentive fees	438	287	130
Equity investments	9,189	4,095	4,765
Lending and debt investments	2,406	817	1,470
Net revenues	14,916	7,984	8,965
Provision for credit losses	18	442	274
Operating expenses	5,970	5,142	4,817
Pre-tax earnings	8,928	2,400	3,874
Provision for taxes	1,785	581	775
Net earnings	7,143	1,819	3,099
Preferred stock dividends	97	79	86
Net earnings to common	$ 7,046	$ 1,740	$ 3,013
Average common equity	$25,195	$20,491	$21,575
Return on average common equity	28.0%	8.5%	14.0%
The table below presents our Equity investments net revenues by equity type and asset class.

	Year Ended December

$ in millions	2021	2020	2019
Equity Type
Private equity	$ 9,266	$ 2,417	$ 4,288
Public equity	(77)	1,678	477
Total	$ 9,189	$ 4,095	$ 4,765
Asset Class
Real estate	$ 2,489	$ 1,621	$ 2,384
Corporate	6,700	2,474	2,381
Total	$ 9,189	$ 4,095	$ 4,765

72	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents details about our Lending and debt investments net revenues.

	Year Ended December

$ in millions	2021	2020	2019
Fair value net gains/(losses)	$1,155	$ (228)	$ 334
Net interest income	1,251	1,045	1,136
Total	$2,406	$ 817	$1,470
Operating Environment.
During 2021, the operating environment for Asset Management improved, as global equity prices were generally higher and credit spreads tightened, amid economic recovery and continued support from central banks and governments globally. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, widening of credit spreads, and investors transitioning to asset classes that typically generate lower fees or investors withdrawing their assets, and net revenues in Asset Management would likely be negatively impacted.
2021 versus 2020.
Net revenues in Asset Management were $14.92 billion for 2021, 87% higher than 2020, primarily reflecting significantly higher net revenues in Equity investments and Lending and debt investments.
The increase in Equity investments net revenues reflected significantly higher net gains from investments in private equities, driven by company-specific events and improved corporate performance compared with 2020, partially offset by net losses from investments in public equities compared with significant net gains in the prior year.
The increase in Lending and debt investments net revenues reflected net gains from investments in debt instruments compared with net losses in the prior year, and significantly higher net interest income.
Incentive fees were higher, primarily driven by harvesting, and Management and other fees were slightly higher, reflecting the impact of higher average assets under supervision, partially offset by higher fee waivers on money market funds.
Provision for credit losses was $18 million for 2021, compared with $442 million for 2020, primarily due to reserve reductions in the current year reflecting continued improvement in the broader economic environment following challenging conditions in 2020 resulting from the
COVID-19
pandemic.
Operating expenses were $5.97 billion for 2021, 16% higher than 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance), partially offset by lower expenses related to consolidated investments (including impairments).
Pre-tax
earnings were $8.93 billion for 2021, compared with $2.40 billion for 2020. ROE was 28.0% for 2021, compared with 8.5% for 2020.
Consumer & Wealth Management
Consumer & Wealth Management helps clients achieve their individual financial goals by providing a broad range of wealth advisory and banking services, including financial planning, investment management, deposit-taking and lending. Services are offered through our global network of advisors and via our digital platforms.
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
Wealth management generates revenues from the following:

•
Management and other fees.
Includes fees related to managing assets, providing investing and wealth advisory solutions, providing financial planning and counseling services via Ayco Personal Financial Management, and executing brokerage transactions for wealth management clients.

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

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

Goldman Sachs 2021 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Consumer Banking.
Our Consumer banking business issues unsecured loans, through our digital platform,
Marcus by Goldman Sachs
(Marcus),
and credit cards, to finance the purchases of goods or services. We also accept deposits (including savings and time deposits) through Marcus, in Goldman Sachs Bank USA (GS Bank USA) and GSIB. Additionally, we provide investing services through
Marcus Invest
to U.S. customers.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income attributed to consumer deposits.
The table below presents our Consumer & Wealth Management assets.

	As of December

$ in millions	2021	2020
Cash and cash equivalents	$ 48,573	$ 25,814
Collateralized agreements	14,358	12,518
Customer and other receivables	11,932	7,132
Trading assets	13,538	17,969
Investments	63	52
Loans	54,393	39,799
Other assets	3,481	3,145
Total	$146,338	$106,429
The table below presents our Consumer & Wealth Management operating results.

	Year Ended December

$ in millions	2021	2020	2019
Management and other fees	$ 4,691	$3,889	$3,475
Incentive fees	178	114	81
Private banking and lending	1,109	780	783
Wealth management	5,978	4,783	4,339
Consumer banking	1,492	1,213	864
Net revenues	7,470	5,996	5,203
Provision for credit losses	592	758	423
Operating expenses	6,294	4,901	4,545
Pre-tax earnings	584	337	235
Provision for taxes	117	81	47
Net earnings	467	256	188
Preferred stock dividends	40	40	29
Net earnings to common	$ 427	$ 216	$ 159
Average common equity	$10,796	$8,012	$6,292
Return on average common equity	4.0%	2.7%	2.5%
Operating Environment.
During 2021, improved market and economic conditions contributed to a more favorable backdrop for consumer banking and wealth management activities. Global equity prices were generally higher and, in the U.S., unemployment decreased and consumer spending increased compared with 2020, aided by optimism about the economic recovery and continued support from central banks and governments globally. If optimism about the economic outlook declines or the ongoing efforts to mitigate the impact of the
COVID-19
pandemic are ineffective, it may lead to a decline in asset prices, investors favoring asset classes that typically generate lower fees, investors withdrawing their assets and consumers withdrawing their deposits or deterioration in consumer credit, net revenues and the provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
2021 versus 2020.
Net revenues in Consumer & Wealth Management were $7.47 billion for 2021, 25% higher than 2020.
Net revenues in Wealth management were $5.98 billion, 25% higher than 2020, due to significantly higher Management and other fees, primarily reflecting the impact of higher average assets under supervision, and significantly higher net revenues in Private banking and lending, primarily reflecting higher loan balances. In addition, Incentive fees were higher, primarily due to harvesting.
Net revenues in Consumer banking were $1.49 billion, 23% higher than 2020, reflecting higher credit card and deposit balances.
Provision for credit losses was $592 million for 2021, 22% lower than 2020, primarily due to reserve reductions in the current year reflecting continued improvement in the broader economic environment following challenging conditions in 2020, partially offset by growth in credit card balances, including approximately $185 million of provisions related to the commitment to acquire the General Motors co-branded
credit card portfolio.
Operating expenses were $6.29 billion for 2021, 28% higher than 2020, primarily reflecting significantly higher compensation and benefits expenses (reflecting strong performance).
Pre-tax
earnings were $584 million for 2021, 73% higher than 2020. ROE was 4.0% for 2021, compared with 2.7% for 2020.

74	Goldman Sachs 2021 Form 10-K

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
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of December

$ in billions	2021	2020	2019
Segment
Asset Management	$1,719	$1,530	$1,298
Consumer & Wealth Management	751	615	561
Total AUS	$2,470	$2,145	$1,859
Asset Class
Alternative investments	$ 236	$ 191	$ 185
Equity	613	475	423
Fixed income	940	896	789
Total long-term AUS	1,789	1,562	1,397
Liquidity products	681	583	462
Total AUS	$2,470	$2,145	$1,859
Distribution Channel
Institutional	$ 824	$ 761	$ 684
Wealth management	751	615	561
Third-party distributed	895	769	614
Total AUS	$2,470	$2,145	$1,859
Region
Americas	$1,930	$1,656	$1,408
EMEA	354	318	279
Asia	186	171	172
Total AUS	$2,470	$2,145	$1,859
Vehicle
Separate accounts	$1,347	$1,186	$1,069
Public funds	811	707	603
Private funds and other	312	252	187
Total AUS	$2,470	$2,145	$1,859
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
The table below presents changes in our AUS.

	Year Ended December

$ in billions	2021	2020	2019
Asset Management
Beginning balance	$1,530	$1,298	$1,087
Net inflows/(outflows):
Alternative investments	15	(3)	2
Equity	5	(12)	34
Fixed income	54	53	35
Total long-term AUS net inflows/(outflows)	74	38	71
Liquidity products	76	107	52
Total AUS net inflows/(outflows)	150	145	123
Net market appreciation/(depreciation)	39	87	88
Ending balance	$1,719	$1,530	$1,298
Consumer & Wealth Management
Beginning balance	$ 615	$ 561	$ 455
Net inflows/(outflows):
Alternative investments	18	2	9
Equity	36	8	11
Fixed income	2	(6)	17
Total long-term AUS net inflows/(outflows)	56	4	37
Liquidity products	22	14	13
Total AUS net inflows/(outflows)	78	18	50
Net market appreciation/(depreciation)	58	36	56
Ending balance	$ 751	$ 615	$ 561
Firmwide
Beginning balance	$2,145	$1,859	$1,542
Net inflows/(outflows):
Alternative investments	33	(1)	11
Equity	41	(4)	45
Fixed income	56	47	52
Total long-term AUS net inflows/(outflows)	130	42	108
Liquidity products	98	121	65
Total AUS net inflows/(outflows)	228	163	173
Net market appreciation/(depreciation)	97	123	144
Ending balance	$2,470	$2,145	$1,859
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

Goldman Sachs 2021 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the Year Ended December

$ in billions	2021	2020	2019
Segment
Asset Management	$1,628	$1,429	$1,182
Consumer & Wealth Management	674	565	505
Total AUS	$2,302	$1,994	$1,687
Asset Class
Alternative investments	$ 211	$ 183	$ 176
Equity	547	409	364
Fixed income	919	829	746
Total long-term AUS	1,677	1,421	1,286
Liquidity products	625	573	401
Total AUS	$2,302	$1,994	$1,687
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.39 billion as of December 2021 and $1.79 billion as of December 2020. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
Our firmwide management and other fees were $7.57 billion for 2021, $6.67 billion for 2020 and $6.08 billion for 2019. In the first quarter of 2022, we announced that our target is to achieve management and other fees of more than $10 billion (including more than $2 billion from alternative AUS) in 2024.
The table below presents our average effective management fee (which excludes non-asset-based
fees) earned on our firmwide AUS.

	Year Ended December

Effective fees (bps)	2021	2020	2019
Asset Class
Alternative investments	63	61	61
Equity	60	58	61
Fixed income	17	18	19
Liquidity products	5	14	16
Total average effective fee	29	29	32
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct Strategies	Fund of Funds	Total
Year Ended December 2021
Average AUS
Corporate equity	$ 20	$59	$ 79
Credit	19	1	20
Real estate	8	7	15
Hedge funds and other	51	11	62
Funds and discretionary accounts	$ 98	$78	$176
Advisory accounts			35
Total average AUS for alternative investments			$211
Effective Fees (bps)
Corporate equity	117	57	72
Credit	102	54	98
Real estate	93	56	76
Hedge funds and other	61	66	62
Funds and discretionary accounts	83	58	72
Advisory accounts			17
Total average effective fee			63
Year Ended December 2020
Average AUS
Corporate equity	$ 15	$58	$ 73
Credit	13	2	15
Real estate	7	6	13
Hedge funds and other	44	10	54
Funds and discretionary accounts	$ 79	$76	$155
Advisory accounts			28
Total average AUS for alternative investments			$183
Effective Fees (bps)
Corporate equity	131	57	73
Credit	95	53	89
Real estate	87	63	75
Hedge funds and other	59	65	60
Funds and discretionary accounts	81	59	70
Advisory accounts			13
Total average effective fee			61
Year Ended December 2019
Average AUS
Corporate equity	$ 16	$51	$ 67
Credit	10	2	12
Real estate	6	4	10
Hedge funds and other	47	11	58
Funds and discretionary accounts	$ 79	$68	$147
Advisory accounts			29
Total average AUS for alternative investments			$176
Effective Fees (bps)
Corporate equity	134	52	73
Credit	108	48	99
Real estate	88	59	76
Hedge funds and other	61	61	61
Funds and discretionary accounts	84	54	70
Advisory accounts			13
Total average effective fee			61

76	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our
period-end
AUS for alternative investments,
non-fee-earning
alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of December 2021
Corporate equity	$ 87	$ 79	$166
Credit	25	69	94
Real estate	16	39	55
Hedge funds and other	70	2	72
Funds and discretionary accounts	198	189	387
Advisory accounts	38	1	39
Total alternative investments	$236	$190	$426
As of December 2020
Corporate equity	$ 74	$ 51	$125
Credit	18	72	90
Real estate	13	43	56
Hedge funds and other	56	2	58
Funds and discretionary accounts	161	168	329
Advisory accounts	30	1	31
Total alternative investments	$191	$169	$360
As of December 2019
Corporate equity	$ 76	$ 38	$114
Credit	14	51	65
Real estate	8	43	51
Hedge funds and other	58	2	60
Funds and discretionary accounts	156	134	290
Advisory accounts	29	–	29
Total alternative investments	$185	$134	$319
In the table above:

•	Corporate equity primarily includes private equity.

•	Total alternative investments included uncalled capital that is available for future investing of $42 billion as of December 2021, $44 billion as of December 2020 and $32 billion as of December 2019.

•
Non-fee-earning
alternative investments primarily includes investments that we hold on our balance sheet, our unfunded commitments, unfunded commitments of our clients (where we do not charge fees on commitments), credit facilities collateralized by fund assets and employee funds. Our calculation of non-fee-earning
alternative investments may not be comparable to similar calculations used by other companies.

In the beginning of 2020, we announced a strategic objective of growing our third-party alternatives business, and established a target of achieving gross inflows of $150 billion for alternative investments by the end of 2024. In the first quarter of 2022, we increased that target to $225 billion by the end of 2024.
The table below presents information about third-party commitments raised in our alternatives business during 2020 and 2021.

$ in billions	As of December 2021
Included in AUS	$ 64
Included in non-fee-earning alternative assets	43
Third-party commitments raised	$107
In the table above, commitments included in
non-fee-earning
alternative investments included approximately $29 billion which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of December 2021
Corporate equity	$ –	$ –	$15	$ –	$15
Credit	7	11	–	–	18
Real estate	7	2	4	14	27
Other	–	–	–	1	1
Total	$14	$13	$19	$15	$61
As of December 2020
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	11	–	–	19
Real estate	9	2	4	19	34
Other	–	–	–	1	1
Total	$17	$13	$20	$20	$70
As of December 2019
Corporate equity	$ –	$ –	$17	$ –	$17
Credit	8	12	–	–	20
Real estate	9	2	5	17	33
Other	–	–	–	1	1
Total	$17	$14	$22	$18	$71
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of December

$ in billions	2021	2020
Loans	$14	$ 17
Debt securities	13	13
Total	$27	$ 30
Accounting Classification
Debt securities at fair value	48%	44%
Loans at amortized cost	40%	43%
Loans at fair value	12%	13%
Total	100%	100%
Region
Americas	44%	45%
EMEA	34%	33%
Asia	22%	22%
Total	100%	100%
Industry
Consumers	4%	5%
Financial Institutions	8%	7%
Healthcare	11%	9%
Industrials	14%	15%
Natural Resources & Utilities	3%	4%
Real Estate	33%	36%
Technology, Media & Telecommunications	17%	14%
Other	10%	10%
Total	100%	100%

Goldman Sachs 2021 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equity Securities.
The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of December

$ in billions	2021	2020
Equity securities	$19	$20
Region
Americas	57%	51%
EMEA	23%	18%
Asia	20%	31%
Total	100%	100%
Industry
Consumers	6%	2%
Financial Institutions	11%	25%
Healthcare	11%	8%
Industrials	7%	5%
Natural Resources & Utilities	10%	7%
Real Estate	22%	18%
Technology, Media & Telecommunications	30%	31%
Other	3%	4%
Total	100%	100%
In the table above:

•
Equity securities included $15 billion as of December 2021 and $17 billion as of December 2020 of private equity positions, and $4 billion as of December 2021 and $3 billion as of December 2020 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•
The concentrations for real estate equity securities as of December 2021 were 5% for multifamily (3% as of December 2020), 5% for office (3% as of December 2020), 6% for mixed use (5% as of December 2020) and 6% for other real estate equity securities (7% as of December 2020).

The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of December 2021
2014 or earlier	21%
2015 - 2017	31%
2018 - thereafter	48%
Total	100%
As of December 2020
2013 or earlier	33%
2014 - 2016	34%
2017 - thereafter	33%
Total	100%
As we continue to grow our third-party alternatives business, we remain focused on our strategic objective to reduce the capital intensity of the Asset Management segment by reducing our on-balance
sheet equity investments.
The table below presents the rollforward of our equity securities within our alternative investments from the beginning of 2020 through the end of 2021.

$ in billions	Total Equity
Beginning balance	$ 22
Additions	6
Dispositions	(18)
Mark-ups	9
Ending balance	$ 19
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $14 billion as of December 2021 and $19 billion as of December 2020, which were funded with liabilities of approximately $7 billion as of December 2021 and $10 billion as of December 2020. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of December

$ in billions	2021	2020
CIE assets, net of financings	$7	$9
Region
Americas	63%	63%
EMEA	25%	22%
Asia	12%	15%
Total	100%	100%
Asset Class
Hospitality	4%	4%
Industrials	10%	10%
Multifamily	23%	23%
Office	24%	28%
Retail	5%	6%
Senior Housing	16%	13%
Student Housing	6%	7%
Other	12%	9%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of December 2021
2014 or earlier	2%
2015 - 2017	29%
2018 - thereafter	69%
Total	100%
As of December 2020
2013 or earlier	1%
2014 - 2016	17%
2017 - thereafter	82%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax
earnings and net earnings by geographic region.

78	Goldman Sachs 2021 Form 10-K

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
Monitoring of Key Metrics.
We monitor key balance sheet metrics both by business and on a consolidated basis, including asset and liability size and composition, limit utilization and risk measures. We attribute assets to businesses and review and analyze movements resulting from new business activity, as well as market fluctuations.
Scenario Analyses.
We conduct various scenario analyses, including as part of CCAR and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Capital Management and Regulatory Capital — Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

Goldman Sachs 2021 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of December 2021, total assets in our consolidated balance sheets were $1.46 trillion, an increase of $300.96 billion from December 2020, primarily reflecting increases in collateralized agreements of $134.25 billion (primarily reflecting the impact of our and our clients’ activities), cash and cash equivalents of $105.19 billion (primarily reflecting our activity), loans of $42.45 billion (reflecting increases across the portfolio), and customer and other receivables of $39.34 billion (primarily reflecting client activity).
As of December 2021, total liabilities in our consolidated balance sheets were $1.35 trillion, an increase of $286.97 billion from December 2020, primarily reflecting increases in deposits of $104.27 billion (reflecting increases across channels), customer and other payables of $61.27 billion (primarily reflecting client activity), collateralized financings of $56.99 billion (primarily reflecting the impact of our and our clients’ activities), unsecured borrowings of $34.70 billion (primarily driven by new issuances partially offset by maturities), and trading liabilities of $27.70 billion (primarily reflecting the impact of our and our clients’ activities in government obligations, and corporate and other debt obligations, partially offset by the impact of interest rates, currency and commodity price movements on derivative instruments).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $165.88 billion as of December 2021 and $126.57 billion as of December 2020, which were 3% higher as of December 2021 and 24% higher as of December 2020 than the average daily amount of repurchase agreements over the respective quarters, and 14% higher as of December 2021 and 31% higher as of December 2020 than the average daily amount of repurchase agreements over the respective years. As of December 2021, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter and year resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of December

$ in millions	2021	2020
Total assets	$1,463,988	$1,163,028
Unsecured long-term borrowings	$ 254,092	$ 213,481
Total shareholders’ equity	$ 109,926	$ 95,932
Leverage ratio	13.3x	12.1x
Debt-to-equity ratio	2.3x	2.2x
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

	As of December

$ in millions, except per share amounts	2021	2020
Total shareholders’ equity	$109,926	$ 95,932
Preferred stock	(10,703)	(11,203)
Common shareholders’ equity	99,223	84,729
Goodwill	(4,285)	(4,332)
Identifiable intangible assets	(418)	(630)
Tangible common shareholders’ equity	$ 94,520	$ 79,767
Book value per common share	$ 284.39	$ 236.15
Tangible book value per common share	$ 270.91	$ 222.32
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 348.9 million as of December 2021 and 358.8 million as of December 2020. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

80	Goldman Sachs 2021 Form 10-K

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
The table below presents information about our funding sources.

	As of December

$ in millions	2021		2020
Deposits	$ 364,227	36%	$259,962	33%
Collateralized financings	230,932	23%	173,947	22%
Unsecured short-term borrowings	46,955	5%	52,870	6%
Unsecured long-term borrowings	254,092	25%	213,481	27%
Total shareholders’ equity	109,926	11%	95,932	12%
Total	$1,006,132	100%	$796,192	100%
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
Deposits.
Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. We raise deposits, including savings, demand and time deposits, from private bank clients, consumers, transaction banking clients, other institutional clients, and through internal and third-party broker-dealers. Substantially all of our deposits are raised through GS Bank USA and GSIB. See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.
Secured Funding.
We fund a significant amount of inventory and a portion of investments on a secured basis. Secured funding includes collateralized financings in the consolidated balance sheets. See Note 11 to the consolidated financial statements for further information about our collateralized financings, including its maturity profile. We may also pledge our inventory and investments as collateral for securities borrowed under a securities lending agreement. We also use our own inventory and investments to cover transactions in which we or our clients have sold securities that have not yet been purchased. Secured funding is less sensitive to changes in our credit quality than unsecured funding, due to our posting of collateral to our lenders. Nonetheless, we analyze the refinancing risk of our secured funding activities, taking into account trade tenors, maturity profiles, counterparty concentrations, collateral eligibility and counterparty rollover probabilities. We seek to mitigate our refinancing risk by executing term trades with staggered maturities, diversifying counterparties, raising excess secured funding and pre-funding
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $100 million as of December 2021 and we had no outstanding borrowings as of December 2020. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

Goldman Sachs 2021 Form 10-K	81

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of December 2021
2023	$15,373	$7,271	$8,939	$11,628	$ 43,211
2024	$ 8,622	$8,948	$8,869	$ 7,297	33,736
2025	$ 6,855	$9,732	$5,671	$ 6,545	28,803
2026	$ 6,174	$3,773	$3,485	$ 8,725	22,157
2027 - thereafter					126,185
Total					$254,092
The weighted average maturity of our unsecured long-term borrowings as of December 2021 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings. We issued approximately $60 billion of benchmark debt during 2021 to support the growth in our total assets amid client demand and attractive return opportunities. We intend to issue significantly less benchmark debt in 2022 compared to our benchmark debt issuance in 2021, though actual issuances may differ due to business needs and market opportunities.
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
Capital Planning and Stress Testing Process.
As part of capital planning, we project sources and uses of capital given a range of business environments, including stressed conditions. Our stress testing process is designed to identify and measure material risks associated with our business activities, including market risk, credit risk, operational risk and liquidity risk, as well as our ability to generate revenues.
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

82	Goldman Sachs 2021 Form 10-K

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
We submitted our 2021 CCAR capital plan in April 2021 and published a summary of our annual DFAST results in June 2021. See “Business — Available Information” in Part I, Item 1 of this
Form 10-K.
Based on our 2021 CCAR submission, the FRB reduced our SCB from 6.6% to 6.4%, resulting in a Standardized CET1 capital ratio requirement of 13.4% for the period from October 1, 2021 through September 30, 2022. See “Share Repurchase Program” for further information about common stock repurchases and dividends.
GS Bank USA has its own capital planning process and, starting in 2022, will be required to submit its annual stress test results to the FRB. GSI, GSIB and Goldman Sachs Bank Europe SE (GSBE) also have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the guidelines of their respective regulators.
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
We review and make any necessary adjustments to our attributed equity in January each year, to reflect, among other things, the results of our latest CCAR process, as well as projected changes in our balance sheet. On January 1, 2021, our allocation of attributed equity changed (relative to the allocation as of December 2020) as follows: attributed equity increased by approximately $3.7 billion for Asset Management and approximately $0.7 billion for Consumer & Wealth Management, while attributed equity decreased by approximately $2.3 billion for Global Markets and approximately $2.1 billion for Investment Banking. On January 1, 2022, our allocation of attributed equity changed (relative to the allocation as of December 2021) as follows: attributed equity increased by approximately $1.0 billion for Consumer & Wealth Management and approximately $0.5 billion for Investment Banking, while attributed equity decreased by approximately $0.8 billion for Global Markets and approximately $0.7 billion for Asset Management. See “Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
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

Goldman Sachs 2021 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the third quarter of 2021, the Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $1.25 to $2.00 per share. During the fourth quarter of 2021, we returned a total of $1.20 billion to shareholders, including common stock repurchases of $500 million and approximately $700 million in common stock dividends. We currently expect our common stock repurchases in the first quarter of 2022 to be at or around the levels of common stock repurchases in the fourth quarter of 2021. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through dividends and share repurchases.
As of December 2021, the remaining share authorization under our existing repurchase program was 34.4 million shares. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this
Form 10-K
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
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
Consolidated Regulatory Capital
We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approach” banking organization and have been designated as a global systemically important bank
(G-SIB).
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2021 and 2022 and 3.0% for 2023. Based on financial data for 2021, we are above the threshold for the 3.5%
G-SIB
surcharge. The earliest this surcharge could be effective is January 2024. The
G-SIB
surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
See Note 20 to the consolidated financial statements for further information about our risk-based capital ratios and leverage ratios, and the Capital Framework.
Total Loss-Absorbing Capacity (TLAC)
We are also subject to the FRB’s TLAC and related requirements. Failure to comply with the TLAC and related requirements would result in restrictions being imposed by the FRB and could limit our ability to repurchase shares, pay dividends and make certain discretionary compensation payments.

84	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents TLAC and external long-term debt requirements.

	As of December

	2021	2020
TLAC to RWAs	21.5%	22.0%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	8.5%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%
In the table above:

•
As of both December 2021 and December 2020, the TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the
G-SIB
surcharge (Method 1). The
G-SIB
surcharge (Method 1) was 1.0% as of December 2021 and 1.5% as of December 2020.

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of December

$ in millions	2021	2020
TLAC	$ 297,765	$ 242,730
External long-term debt	$ 174,500	$ 139,200
RWAs	$ 676,863	$ 609,750
Leverage exposure	$1,910,521	$1,332,937
TLAC to RWAs	44.0%	39.8%
TLAC to leverage exposure	15.6%	18.2%
External long-term debt to RWAs	25.8%	22.8%
External long-term debt to leverage exposure	9.1%	10.4%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Standardized RWAs as of December 2021 and Advanced RWAs as of December 2020. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

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
U.S. Regulated Broker-Dealer Subsidiaries.
GS&Co. is our primary U.S. regulated broker-dealer subsidiary and is subject to regulatory capital requirements, including those imposed by the SEC and the Financial Industry Regulatory Authority, Inc. In addition, GS&Co. is a registered futures commission merchant and a registered swap dealer with the CFTC, and therefore is subject to regulatory capital requirements imposed by the CFTC, the Chicago Mercantile Exchange and the National Futures Association. Beginning in the fourth quarter of 2021, GS&Co. also became a registered security-based swap dealer with the SEC, and therefore became subject to capital requirements for security-based swap dealers which became effective in October 2021.
Rule 15c3-1
of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. has elected to calculate its minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by
Rule 15c3-1
of the SEC.

Goldman Sachs 2021 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

GS&Co. had regulatory net capital, as defined by
Rule 15c3-1,
of $22.18 billion as of December 2021 and $22.38 billion as of December 2020, which exceeded the amount required by $17.74 billion as of December 2021 and $18.45 billion as of December 2020. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both December 2021 and December 2020, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of December

	2021	2020
Risk-based capital requirements
CET1 capital ratio	8.1%	8.1%
Tier 1 capital ratio	9.9%	10.0%
Total capital ratio	12.4%	12.5%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of December

$ in millions	2021	2020
Risk-based capital and risk-weighted assets
CET1 capital	$ 28,810	$ 26,962
Tier 1 capital	$ 37,110	$ 35,262
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 42,487	$ 40,639
RWAs	$269,762	$252,355
Risk-based capital ratios
CET1 capital ratio	10.7%	10.7%
Tier 1 capital ratio	13.8%	14.0%
Total capital ratio	15.7%	16.1%
In the table above, the risk-based capital ratios as of December 2021 reflected GSI’s profits after foreseeable charges for the three months ended December 2021 (which will not be finalized until verification by GSI’s external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital). These profits contributed approximately 16 basis points to the CET1 capital ratio.
GSI is also subject to the leverage ratio framework established by the PRA. This framework sets the minimum leverage ratio requirement at 3.25% that will apply to GSI from January 1, 2023. GSI had a leverage ratio of 4.2% as of December 2021 and 4.7% as of December 2020. The leverage ratio as of December 2021 reflected GSI’s profits after foreseeable charges for the three months ended December 2021 (which will not be finalized until verification by GSI’s external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital). These profits contributed approximately 7 basis points to the leverage ratio.
GSI is a registered swap dealer with the CFTC and, beginning in the fourth quarter of 2021, also became a registered security-based swap dealer with the SEC. As of December 2021, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both December 2021 and December 2020, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both December 2021 and December 2020, these subsidiaries were in compliance with their local capital requirements.

86	Goldman Sachs 2021 Form 10-K

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
Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR.
On January 1, 2022, the publication of all EUR, CHF, JPY and GBP LIBOR
(non-USD
LIBOR) settings along with certain USD LIBOR settings ceased. The publication of the most commonly used USD LIBOR settings will cease after June 2023. The FCA has allowed the publication and use of synthetic rates for certain GBP and JPY LIBOR settings in legacy GBP or JPY LIBOR-based derivative contracts through December 2022. The U.S. federal banking agencies’ guidance strongly encourages banking organizations to cease using USD LIBOR.
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA confirmed that the FCA’s formal announcement in March 2021 fixed the spread adjustment for all LIBOR rates and that fallbacks will automatically occur for outstanding derivative contracts that incorporate the relevant terms. In April 2021, the State of New York approved legislation intended to minimize legal and economic uncertainty for contracts that are governed by New York law and have no fallback provisions or have fallback provisions that are based on USD LIBOR by providing a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR).
We have facilitated an orderly transition from
non-USD
LIBORs to alternative risk-free reference rates for us and our clients and continue to make progress on our transition program as it relates to USD LIBOR.
Our
non-USD
LIBOR risk exposure was substantially all in connection with derivative contracts. As of December 2021, substantially all of our non-USD
LIBOR-based derivative contracts were with central clearing counterparties or exchanges which had incorporated fallbacks consistent with the IBOR Protocol in their rulebooks or were under bilateral agreements subject to the IBOR Protocol. The remainder were converted to synthetic rates as permitted by the FCA. The notional amount of derivatives converted to synthetic rates was not material.
Our risk exposure to USD LIBOR is primarily in connection with our derivative contracts and to a lesser extent our unsecured debt, preferred stock and loan portfolio. As of December 2021, the notional amount of our USD LIBOR-based derivative contracts was approximately $10.0 trillion, of which approximately $5.5 trillion will mature after June 2023 based on their contractual terms. A majority of such derivative contracts are with counterparties under bilateral agreements subject to the IBOR Protocol, or with central clearing counterparties or exchanges which have incorporated fallbacks consistent with the IBOR Protocol in their rulebooks and have announced that they plan to convert USD LIBOR contracts to alternative risk-free reference rates. Our benchmark unsecured debt and preferred stock with USD LIBOR exposure was approximately $34.5 billion as of December 2021, of which $29.4 billion will contractually mature after June 2023 or is perpetual and has no stated maturity date. A large portion of such debt and preferred stock represents our fixed-to-floating
rate instruments, currently in the fixed-rate period, with call options before the LIBOR exposure begins. We continue to monitor industry and legislative developments as they relate to unsecured debt and preferred stock and will take actions designed to facilitate an orderly transition. In addition, we are also engaging with our clients in order to remediate our loan agreements through bilateral amendments.
We have also issued debt and deposits linked to SOFR and Sterling Overnight Index Average (SONIA) and executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities. When appropriate, we continue to execute transactions in the market to reduce our USD LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace them with alternative risk-free reference rate exposures.

Goldman Sachs 2021 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our LIBOR transition program continues to make progress with a focus on:

•	Evaluating and monitoring the impacts of USD LIBOR settings across our businesses, including transactions and products;

•
Ensuring that legacy financial instruments and contracts that continue to be impacted by the transition already contain appropriate fallback language or are being amended, either through bilateral negotiation or using industry-wide tools, such as protocols;

•	Enhancements to infrastructure (for example, models and systems) to prepare for a smooth transition from USD LIBOR to alternative risk-free reference rates;

•	Ensuring operational readiness to offer and support various alternative risk-free reference rate products;

•	Active participation in central bank and sector working groups, including responding to industry consultations; and

•	Client education and communication.
Impact of
COVID-19
Pandemic.
Infection rates in many parts of the world spiked toward the end of 2021 and into early 2022, as the highly transmissible Omicron variant emerged in the fourth quarter and spread rapidly, while the Delta variant also remained a concern. The surge of infections has led to a renewed emphasis globally on safety measures and restrictions, as well as a greater sense of urgency regarding the distribution of vaccines and vaccine boosters, and has created a greater degree of uncertainty regarding the prospects for economic growth in 2022.
We have continued to successfully execute on our BCP strategy since initially activating it in the first quarter of 2020 in response to the emergence of the
COVID-19
pandemic. Our priority has been to safeguard our employees and to seek to ensure continuity of business operations on behalf of our clients. Our business continuity response to the
COVID-19
pandemic is managed by a central team, which is led by our chief administrative officer and chief medical officer, and includes senior management within Risk and the chief operating officers across all regions and businesses. We remain focused on ensuring that our employees are able to safely work from our offices, where circumstances permit. During 2021, we made substantial progress in facilitating the safe return of employees to our offices and employees in a number of our locations around the world returned to the office to varying degrees. Given that the situation regarding
COVID-19
is fluid and varies geographically, our approach to transitioning back to the office is flexible and evolves as the specific conditions and requirements of each location change. For instance, in light of the rapid spread of the Omicron variant late in 2021, we took the step of having the vast majority of employees in the U.S., the U.K. and in some of our other locations work remotely at the outset of 2022.
Our systems and infrastructure have been robust throughout the
COVID-19
pandemic, enabling us to conduct our activities without disruption. Communication throughout our organization has remained active during the pandemic and our risk management processes have continued to operate in a rigorous and disciplined manner.
We maintained high liquidity levels during 2021, as our GCLA averaged $335 billion for the year. We have continued to access our traditional funding sources in the normal course and service our debt and other obligations on a timely basis. See “Balance Sheet and Funding Sources” and “Risk Management — Liquidity Risk Management” for further information.
Accounting estimates, particularly those made in connection with determining the allowance for credit losses and the fair value of certain level 3 assets, are sensitive to assumptions regarding future economic conditions. Predicting the trajectory of the economic recovery is highly judgmental given the uncertainty as to how the pandemic will evolve, as it will largely depend on the duration of the Omicron wave, the possible emergence of other variants and further progress in the distribution of vaccines and vaccine boosters.

88	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In general, the market backdrop continued to be constructive during 2021 and activity levels remained solid. Volatility increased toward the end of the year as a result of the spike in infections, while accelerating inflation, driven by supply chain disruptions and labor shortages, and more moderated growth expectations, were key macroeconomic considerations heading into 2022. We continued to deploy our balance sheet to intermediate risk and to support the needs of clients. We have maintained our proactive approach to managing market risk levels, which entails ongoing review and monitoring of exposures and focusing on ways to mitigate risk. As the economic recovery progressed in 2021, credit risk continued to abate from the low point of the pandemic. However, we continue to closely monitor those industries that have been most severely challenged by the pandemic.
While the global economy continued on the path to recovery during 2021, it is vulnerable to the risk that the Omicron variant, or other possible variants, could impede the recovery going forward by precipitating adverse economic consequences, such as a softening in consumer and business confidence and spending, a worsening of supply chain constraints, and an intensification of inflationary pressures. If the future effects of the pandemic were to lead to a sustained period of economic weakness, our businesses would be negatively impacted. This would have a negative impact on factors that are important to our operating performance, such as the level of client activity, creditworthiness of counterparties and borrowers, and the amount of our AUS. We will continue to closely monitor the rollout of vaccines across regions, as well as the impact of new variants of the virus, and will take further actions, as necessary, in order to best serve the interests of our employees, clients and counterparties. For further information about the risks associated with the
COVID-19
pandemic, see “Risk Factors” in Part I, Item 1A of this
Form 10-K.
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
We enter into these arrangements for a variety of business purposes, including securitizations. The securitization vehicles that purchase mortgages, corporate bonds and other types of financial assets are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they offer investors access to specific cash flows and risks created through the securitization process.
We also enter into these arrangements to underwrite client securitization transactions; provide secondary market liquidity; make investments in performing and nonperforming debt, distressed loans, power-related assets, equity securities, real estate and other assets; and provide investors with credit-linked and asset-repackaged notes.
The table below presents where information about our various off-balance
sheet arrangements may be found in this
Form 10-K.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Off-Balance Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs 2021 Form 10-K	89

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
Internal Audit is considered our third line of defense, and our director of Internal Audit reports to the Audit Committee of the Board and administratively to our chief executive officer. Internal Audit includes professionals with a broad range of audit and industry experience, including risk management expertise. Internal Audit is responsible for independently assessing and validating the effectiveness of key controls, including those within the risk management framework, and providing timely reporting to the Audit Committee of the Board, senior management and regulators.

90	Goldman Sachs 2021 Form 10-K

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

Goldman Sachs 2021 Form 10-K	91

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

92	Goldman Sachs 2021 Form 10-K

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

•
Firmwide New Activity Committee.
The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired
by the controller and chief accounting officer, and our chief administrative officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

Goldman Sachs 2021 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•
Firmwide Reputational Risk Committee.
The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee and as determined by committee leadership. This committee is chaired by our president and chief operating officer, who is appointed as chair by the chief executive officer, and the vice-chairs are our chief legal officer and the former chair of Conflicts Resolution (now a senior advisor to the firm), who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

•
Firmwide Suitability Committee.
The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired
by our chief compliance officer, and a
co-head
of EMEA FICC sales, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

•
Firmwide Investment Policy Committee.
The Firmwide Investment Policy Committee periodically reviews our investing and lending activities on a portfolio basis, including review of risk management and controls, and sets business standards and policies for these types of investments. This committee is co-chaired
by a
co-head
of our Asset Management Division, a
co-head
of our Global Markets Division and our chief risk officer, who are appointed as chairs by our president and chief operating officer and our chief financial officer.

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

•
Firmwide Commitments Committee.
The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired
by the chief underwriting officer for EMEA, the chief equity underwriting officer for the Americas, a co-chairman
of the Global Financial Institutions Group and a
co-head
of the Industrials Group in our Investment Banking Division, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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
We have a multilayered approach to resolving conflicts and addressing reputational risk. Our senior management oversees policies related to conflicts resolution and, in conjunction with Conflicts Resolution, Legal and Compliance, the Firmwide Client and Business Standards Committee, and other internal committees, formulates policies, standards and principles, and assists in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.

94	Goldman Sachs 2021 Form 10-K

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
Climate Risk Management
We categorize climate risk into physical risk and transition risk. Physical risk is the risk that asset values may decline or operations may be disrupted as a result of changes in the climate, while transition risk is the risk that asset values may decline because of changes in climate policies or changes in the underlying economy due to decarbonization.
As a global financial institution, climate-related risks manifest in different ways across our businesses and we have continued to make significant enhancements to our climate risk management framework, including steps to further integrate climate into our broader risk management processes. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities Committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches towards scenario analysis and integration into existing risk management processes. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability issues affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy, and also periodically reviews our governance and related policies and processes for sustainability and climate change-related risks. Senior management within Risk is responsible for the development of our climate risk program.
We have begun incorporating climate risk into our credit evaluation and underwriting processes for select industries. Climate risk factors are now evaluated as part of transaction due diligence for select loan commitments.
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this
Form 10-K
for information about our sustainability initiatives, including in relation to climate transition.
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
Capital Risk Management
Capital risk is the risk that our capital is insufficient to support our business activities under normal and stressed market conditions or we face capital reductions or RWA increases, including from new or revised rules or changes in interpretations of existing rules, and are therefore unable to meet our internal capital targets or external regulatory capital requirements. Capital adequacy is of critical importance to us. Accordingly, we have in place a comprehensive capital management policy that provides a framework, defines objectives and establishes guidelines to maintain an appropriate level and composition of capital in both business-as-usual
and stressed conditions. Our capital management framework is designed to provide us with the information needed to comprehensively manage risk, and develop and apply projected stress scenarios that capture idiosyncratic vulnerabilities with a goal of holding sufficient capital to remain adequately capitalized even after experiencing a severe stress event. See “Capital Management and Regulatory Capital” for further information about our capital management process.

Goldman Sachs 2021 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We have established a comprehensive governance structure to manage and oversee our day-to-day
capital management activities and compliance with capital rules and related policies. Our capital management activities are overseen by the Board and its committees. The Board is responsible for approving our annual capital plan and the Risk Committee of the Board approves our capital management policy. In addition, committees and members of senior management are responsible for the ongoing monitoring of our capital adequacy and evaluate current and future regulatory capital requirements, review the results of our capital planning and stress tests processes, and the results of our capital models, review our contingency capital plan, key capital adequacy metrics, including regulatory capital ratios, as well as capital plan metrics, such as the payout ratio, outcomes and findings of calculation testing, and monitor capital risk limits and breaches.
Our process for managing capital risk also includes independent review functions in Risk that, among other things, assess regulatory capital policies and related interpretations, escalate certain interpretations to senior management and/or the appropriate risk committee, and perform calculation testing to corroborate alignment with applicable capital rules.
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

96	Goldman Sachs 2021 Form 10-K

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2021, Group Inc. had $38.08 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $44.44 billion invested in GSI, a regulated U.K. broker-dealer; $2.50 billion invested in GSJCL, a regulated Japanese broker-dealer; $46.17 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.28 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $95.74 billion of unsubordinated loans (including secured loans of $41.91 billion) and $17.68 billion of collateral and cash deposits to these entities as of December 2021. In addition, as of December 2021, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

Goldman Sachs 2021 Form 10-K	97

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

•
No support from additional government funding facilities. Although we have access to various central bank funding programs, we do not assume reliance on additional sources of funding in a liquidity crisis; and

•
A combination of contractual outflows and contingent outflows arising from both our on-
and
off-balance
sheet arrangements. Contractual outflows include, among other things, upcoming maturities of unsecured debt, term deposits and secured funding. Contingent outflows include, among other things, the withdrawal of customer credit balances in our prime brokerage business, increase in variation margin requirements due to adverse changes in the value of our exchange-traded and
OTC-cleared
derivatives, draws on unfunded commitments and withdrawals of deposits that have no contractual maturity. See notes to the consolidated financial statements for further information about contractual outflows, including Note 11 for collateralized financings, Note 13 for deposits, Note 14 for unsecured long-term borrowings and Note 15 for operating lease payments, and
“Off-Balance
Sheet Arrangements” for further information about our various types of off-balance
sheet arrangements.

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

98	Goldman Sachs 2021 Form 10-K

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
GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2021 and December 2020 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the

	Three Months Ended December		Year Ended December

$ in millions	2021	2020	2021	2020
Denomination
U.S. dollar	$230,720	$190,735	$217,797	$181,949
Non-U.S. dollar	122,401	107,106	116,723	101,182
Total	$353,121	$297,841	$334,520	$283,131
Asset Class
Overnight cash deposits	$188,223	$108,345	$173,000	$100,489
U.S. government obligations	107,898	125,060	108,260	113,531
U.S. agency obligations	13,154	7,059	10,183	12,017
Non-U.S. government obligations	43,846	57,377	43,077	57,094
Total	$353,121	$297,841	$334,520	$283,131
Entity Type
Group Inc. and Funding IHC	$ 54,489	$ 36,737	$ 53,205	$ 41,705
Major broker-dealer subsidiaries	107,279	100,891	104,326	99,798
Major bank subsidiaries	191,353	160,213	176,989	141,628
Total	$353,121	$297,841	$334,520	$283,131
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

Goldman Sachs 2021 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $271.65 billion for the three months ended December 2021, $214.06 billion for the three months ended December 2020, $249.32 billion for the year ended December 2021 and $207.60 billion for the year ended December 2020. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	December 2021	September 2021	December 2020
Total HQLA	$342,047	$344,351	$291,393
Eligible HQLA	$248,570	$249,915	$212,614
Net cash outflows	$203,623	$196,664	$166,551
LCR	122%	127%	128%
In October 2020, the U.S. federal bank regulatory agencies issued a final rule that established a net stable funding ratio (NSFR) requirement for large U.S. banking organizations. This rule became effective on July 1, 2021 and requires banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023. Our NSFR as of December 2021 exceeded the minimum requirement.
The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2021, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of December 2021, GS Bank USA’s NSFR exceeded the minimum requirement.

•
GSI and GSIB.
GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended December 2021 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K., which became effective in January 2022. As of December 2021, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.

•
GSBE.
GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended December 2021 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U., which became effective in June 2021. As of December 2021, GSBE’s NSFR exceeded the minimum requirement.

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

100	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of December 2021

	DBRS	Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle)	F1	P-1	a-1	A-2
Long-term debt	A (high)	A	A2	A	BBB+
Subordinated debt	A	BBB+	Baa2	A-	BBB
Trust preferred	A	BBB-	Baa3	N/A	BB+
Preferred stock	BBB (high)	BBB-	Ba1	N/A	BB+
Ratings outlook	Stable	Stable	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of December 2021

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable
We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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

Goldman Sachs 2021 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Year Ended December 2021.
Our cash and cash equivalents increased by $105.19 billion to $261.04 billion at the end of 2021, primarily due to net cash provided by financing activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, reflecting increases across channels, and net issuances of unsecured long-term borrowings. The net cash used for investing activities primarily reflected purchases of investments and an increase in net lending activities, partially offset by sales and paydowns of investments.
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
For an analysis of cash flows for the year ended December 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
Form 10-K
for the year ended December 31, 2020.
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

102	Goldman Sachs 2021 Form 10-K

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

Goldman Sachs 2021 Form 10-K	103

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
Market Risk is responsible for monitoring these limits, and identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded (e.g., due to positional changes or changes in market conditions, such as increased volatilities or changes in correlations). Such instances are remediated by a reduction in the positions we hold and/or a temporary or permanent increase to the limit, if warranted.
Metrics
We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business and region. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.
The table below presents our average daily VaR.

	Year Ended December

$ in millions	2021	2020
Categories
Interest rates	$ 60	$ 71
Equity prices	43	55
Currency rates	13	23
Commodity prices	25	20
Diversification effect	(55)	(75)
Total	$ 86	$ 94
Our average daily VaR decreased to $86 million in 2021 from $94 million in 2020, due to lower levels of volatility, partially offset by increased exposures. The total decrease of $8 million was driven by decreases in the equity prices, interest rates and currency rates categories, partially offset by a decrease in the diversification effect and an increase in the commodity prices category.
The table below presents our
period-end
VaR.

	As of December

$ in millions	2021	2020
Categories
Interest rates	$ 69	$ 60
Equity prices	31	50
Currency rates	19	11
Commodity prices	30	16
Diversification effect	(58)	(46)
Total	$ 91	$ 91
Our
period-end
VaR was $91 million as of December 2021, unchanged compared with December 2020, reflecting increased exposures, offset by lower levels of volatility. This was driven by increases in the commodity prices, interest rates and currency rates categories, offset by a decrease in the equity prices category and an increase in the diversification effect.
During 2021, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2020, the firmwide VaR risk limit was exceeded on 16 occasions (all of which occurred during the first half of 2020), primarily due to higher levels of volatility. There were no permanent changes to the firmwide VaR risk limit during this period. However, there were temporary increases to the firmwide VaR risk limit as a result of the market environment in 2020.
The table below presents our high and low VaR.

	Year Ended December

	2021		2020

$ in millions	High	Low	High	Low
Categories
Interest rates	$ 74	$49	$120	$46
Equity prices	$ 71	$30	$116	$23
Currency rates	$ 20	$ 8	$ 53	$ 8
Commodity prices	$ 45	$14	$ 54	$ 9
Firmwide
VaR	$105	$69	$195	$58
The chart below presents our daily VaR for 2021.

104	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Year Ended December

$ in millions	2021	2020
>$100	53	50
$75 - $100	45	37
$50 - $75	42	48
$25 - $50	33	51
$0 - $25	45	43
$(25) - $0	24	11
$(50) - $(25)	6	8
$(75) - $(50)	2	3
$(100) - $(75)	1	2
<$(100)	1	–
Total	252	253
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95%
one-day
VaR (i.e., a VaR exception) on one occasion during 2021 and on two occasions during 2020.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of December

$ in millions	2021	2020
Equity	$1,953	$1,854
Debt	2,244	2,516
Total	$4,197	$4,370
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.

•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.
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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of December 2021 and $3 million as of December 2020. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $33 million as of December 2021 and $22 million as of December 2020. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $139.93 billion as of December 2021 and $99.69 billion as of December 2020, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $1.07 billion as of December 2021 and $737 million as of December 2020 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
Other Market Risk Considerations
We make investments in securities that are accounted for as
available-for-sale,
held-to-maturity
or under the equity method which are included in investments in the consolidated balance sheets. See Note 8 to the consolidated financial statements for further information.

Goldman Sachs 2021 Form 10-K	105

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

106	Goldman Sachs 2021 Form 10-K

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

Goldman Sachs 2021 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of December 2021, our aggregate credit exposure increased as compared with December 2020, primarily reflecting increases in cash deposits with central banks and loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased as compared with December 2020, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of December

$ in millions	2021	2020
Cash and Cash Equivalents	$236,168	$131,324
Industry
Financial Institutions	5%	11%
Sovereign	95%	89%
Total	100%	100%
Region
Americas	55%	45%
EMEA	36%	41%
Asia	9%	14%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	64%	44%
AA	24%	38%
A	11%	17%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $24.87 billion as of December 2021 and $24.52 billion as of December 2020.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December

$ in millions	2021	2020
OTC derivative assets	$ 58,637	$ 64,850
Collateral (not netted under U.S. GAAP)	(17,245)	(18,990)
Net credit exposure	$ 41,392	$ 45,860
Industry
Consumer & Retail	2%	4%
Diversified Industrials	10%	23%
Financial Institutions	15%	12%
Funds	13%	12%
Healthcare	1%	2%
Municipalities & Nonprofit	5%	6%
Natural Resources & Utilities	33%	11%
Sovereign	8%	14%
Technology, Media & Telecommunications	8%	12%
Other (including Special Purpose Vehicles)	5%	4%
Total	100%	100%
Region
Americas	53%	62%
EMEA	37%	30%
Asia	10%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during 2021 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

108	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2021
Less than 1 year	$ 27,668	$ 11,203	$ 38,871
1 - 5 years	21,746	9,515	31,261
Greater than 5 years	64,670	6,590	71,260
Total	114,084	27,308	141,392
Netting	(89,244)	(10,756)	(100,000)
Net credit exposure	$ 24,840	$ 16,552	$ 41,392
As of December 2020
Less than 1 year	$ 22,332	$ 12,507	$ 34,839
1 - 5 years	23,927	16,486	40,413
Greater than 5 years	77,653	8,958	86,611
Total	123,912	37,951	161,863
Netting	(101,691)	(14,312)	(116,003)
Net credit exposure	$ 22,221	$ 23,639	$ 45,860
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of December 2021
Less than 1 year	$ 1,017	$ 4,926	$ 12,481	$ 9,244	$ 27,668
1 - 5 years	1,150	3,071	8,298	9,227	21,746
Greater than 5 years	13,777	5,421	23,867	21,605	64,670
Total	15,944	13,418	44,646	40,076	114,084
Netting	(13,535)	(9,501)	(36,005)	(30,203)	(89,244)
Net credit exposure	$ 2,409	$ 3,917	$ 8,641	$ 9,873	$ 24,840
As of December 2020
Less than 1 year	$ 532	$ 4,146	$ 11,440	$ 6,214	$ 22,332
1 - 5 years	1,069	4,189	10,976	7,693	23,927
Greater than 5 years	16,550	7,403	28,410	25,290	77,653
Total	18,151	15,738	50,826	39,197	123,912
Netting	(14,364)	(11,230)	(44,529)	(31,568)	(101,691)
Net credit exposure	$ 3,787	$ 4,508	$ 6,297	$ 7,629	$ 22,221

			Non-Investment-Grade / Unrated

$ in millions			BB or lower	Unrated	Total
As of December 2021
Less than 1 year			$ 10,446	$ 757	$ 11,203
1 - 5 years			9,210	305	9,515
Greater than 5 years			6,320	270	6,590
Total			25,976	1,332	27,308
Netting			(10,683)	(73)	(10,756)
Net credit exposure			$ 15,293	$ 1,259	$ 16,552
As of December 2020
Less than 1 year			$ 11,541	$ 966	$ 12,507
1 - 5 years			16,274	212	16,486
Greater than 5 years			8,844	114	8,958
Total			36,659	1,292	37,951
Netting			(14,114)	(198)	(14,312)
Net credit exposure			$ 22,545	$ 1,094	$ 23,639
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of December 2021
Corporate	$ 55,927	$155,930	$211,857
Wealth management	43,998	4,094	48,092
Commercial real estate	25,883	5,813	31,696
Residential real estate	15,913	3,396	19,309
Consumer:
Installment	3,672	9	3,681
Credit cards	8,212	35,932	44,144
Other	8,530	6,378	14,908
Total	$162,135	$211,552	$373,687
Allowance for loan losses	$ (3,573)	$ (776)	$ (4,349)
As of December 2020
Corporate	$ 48,659	$135,818	$184,477
Wealth management	33,023	3,103	36,126
Commercial real estate	20,290	4,268	24,558
Residential real estate	5,750	1,900	7,650
Consumer:
Installment	3,823	4	3,827
Credit cards	4,270	21,640	25,910
Other	4,174	4,842	9,016
Total	$119,989	$171,575	$291,564
Allowance for loan losses	$ (3,874)	$ (557)	$ (4,431)
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.
Corporate.
Corporate loans and lending commitments include term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating and general corporate purposes, or in connection with acquisitions. Corporate loans may be secured or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors.

Goldman Sachs 2021 Form 10-K	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our credit exposure from corporate loans and lending commitments, and the concentration by industry, region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2021
Corporate	$55,927	$155,930	$211,857
Industry
Consumer & Retail	8%	13%	12%
Diversified Industrials	13%	16%	15%
Financial Institutions	8%	7%	7%
Funds	21%	4%	8%
Healthcare	7%	9%	9%
Natural Resources & Utilities	9%	17%	14%
Real Estate	8%	5%	6%
Technology, Media & Telecommunications	18%	24%	23%
Other (including Special Purpose Vehicles)	8%	5%	6%
Total	100%	100%	100%
Region
Americas	54%	76%	70%
EMEA	38%	21%	26%
Asia	8%	3%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	3%
A	5%	16%	13%
BBB	22%	38%	34%
BB or lower	72%	40%	49%
Total	100%	100%	100%
As of December 2020
Corporate	$48,659	$135,818	$184,477
Industry
Consumer & Retail	7%	14%	12%
Diversified Industrials	17%	17%	17%
Financial Institutions	10%	6%	7%
Funds	13%	3%	6%
Healthcare	7%	12%	11%
Natural Resources & Utilities	12%	18%	16%
Real Estate	8%	6%	6%
Technology, Media & Telecommunications	17%	19%	19%
Other (including Special Purpose Vehicles)	9%	5%	6%
Total	100%	100%	100%
Region
Americas	60%	70%	67%
EMEA	31%	28%	29%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	–	5%	4%
A	6%	19%	15%
BBB	13%	36%	30%
BB or lower	80%	38%	49%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
In the table above, credit exposure excludes $4.14 billion as of December 2021 and $3.20 billion as of December 2020 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of December 2021
Wealth Management	$43,998	$4,094	$48,092
Region
Americas	87%	98%	88%
EMEA	10%	2%	9%
Asia	3%	–	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	72%	67%	71%
Non-investment-grade	13%	19%	14%
Other metrics/unrated	15%	14%	15%
Total	100%	100%	100%
As of December 2020
Wealth Management	$33,023	$3,103	$36,126
Region
Americas	88%	99%	89%
EMEA	10%	1%	9%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	67%	58%	66%
Non-investment-grade	16%	21%	17%
Other metrics/unrated	17%	21%	17%
Total	100%	100%	100%
In the table above, other metrics/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans include reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

110	Goldman Sachs 2021 Form 10-K

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

$ in millions	Loans	Lending Commitments	Total
As of December 2021
Commercial Real Estate	$25,883	$5,813	$31,696
Region
Americas	80%	75%	79%
EMEA	15%	11%	14%
Asia	5%	14%	7%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	15%	10%	14%
Non-investment-grade	83%	90%	85%
Other metrics/unrated	2%	–	1%
Total	100%	100%	100%
As of December 2020
Commercial Real Estate	$20,290	$4,268	$24,558
Region
Americas	71%	65%	70%
EMEA	19%	10%	18%
Asia	10%	25%	12%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	13%	10%
Non-investment-grade	86%	87%	86%
Other metrics/unrated	5%	–	4%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $11.65 billion as of December 2021 and $7.88 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $922 million as of December 2021 and $503 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of December 2021
Residential Real Estate	$15,913	$3,396	$19,309
Region
Americas	95%	79%	92%
EMEA	2%	19%	5%
Asia	3%	2%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	7%	24%	10%
Non-investment-grade	87%	74%	84%
Other metrics/unrated	6%	2%	6%
Total	100%	100%	100%
As of December 2020
Residential Real Estate	$ 5,750	$1,900	$ 7,650
Region
Americas	88%	98%	91%
EMEA	9%	2%	7%
Asia	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	11%	2%	9%
Non-investment-grade	67%	93%	73%
Other metrics/unrated	22%	5%	18%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $16.89 billion as of December 2021 and $5.71 billion as of December 2020 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other metrics/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $11.57 billion as of December 2021 and $5.57 billion as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs 2021 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Installment and Credit Card Lending.
We originate unsecured installment loans and credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The table below presents our credit exposure from originated installment and credit card funded loans, and the concentration by the ten most concentrated U.S. states.

	As of December

$ in millions	2021	2020
Installment	$3,672	$3,823
California	11%	11%
Texas	9%	9%
Florida	7%	7%
New York	7%	7%
Illinois	4%	4%
New Jersey	4%	4%
Pennsylvania	4%	4%
Georgia	3%	3%
Ohio	3%	3%
Virginia	3%	3%
Other	45%	45%
Total	100%	100%
Credit Cards	$8,212	$4,270
California	18%	19%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
New Jersey	4%	4%
Illinois	4%	4%
Pennsylvania	3%	3%
Georgia	3%	3%
Ohio	3%	3%
Virginia	2%	3%
Other	38%	36%
Total	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of December 2021
Other	$8,530	$6,378	$14,908
Region
Americas	84%	98%	90%
EMEA	15%	–	9%
Asia	1%	2%	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	34%	90%	58%
Non-investment-grade	37%	9%	25%
Other metrics/unrated	29%	1%	17%
Total	100%	100%	100%
As of December 2020
Other	$4,174	$4,842	$ 9,016
Region
Americas	81%	98%	90%
EMEA	17%	–	8%
Asia	2%	2%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	44%	94%	71%
Non-investment-grade	23%	6%	14%
Other metrics/unrated	33%	–	15%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $11.09 billion as of December 2021 and $7.28 billion as of December 2020.

•
Other metrics/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $467 million as of December 2021 and $420 million as of December 2020. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges.
To mitigate the credit risk associated with our lending activities, we obtain credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

112	Goldman Sachs 2021 Form 10-K

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

	As of December

$ in millions	2021	2020
Securities Financing Transactions	$34,505	$30,190
Industry
Financial Institutions	34%	39%
Funds	23%	24%
Municipalities & Nonprofit	5%	5%
Sovereign	35%	30%
Other (including Special Purpose Vehicles)	3%	2%
Total	100%	100%
Region
Americas	36%	33%
EMEA	44%	46%
Asia	20%	21%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	19%	15%
AA	28%	28%
A	33%	40%
BBB	9%	10%
BB or lower	11%	5%
Unrated	–	2%
Total	100%	100%
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

	As of December

$ in millions	2021	2020
Other Credit Exposures	$61,187	$56,429
Industry
Financial Institutions	86%	85%
Funds	9%	9%
Other (including Special Purpose Vehicles)	5%	6%
Total	100%	100%
Region
Americas	50%	54%
EMEA	43%	35%
Asia	7%	11%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	4%	5%
AA	47%	48%
A	29%	27%
BBB	6%	8%
BB or lower	13%	11%
Unrated	1%	1%
Total	100%	100%
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

Goldman Sachs 2021 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
High external funding needs and inconsistent monetary policy have led to significant depreciation of the Turkish Lira, prompting concerns about foreign exchange reserves and economic instability. As of December 2021, our total credit exposure to Turkey was $1.39 billion, which was to non-sovereign
counterparties or borrowers. Such exposure consisted of $663 million related to OTC derivatives, $160 million related to loans and lending commitments and $567 million related to secured receivables. After taking into consideration the benefit of hedges and Turkish corporate and sovereign collateral, and other risk mitigants provided by Turkish counterparties, our net credit exposure was $290 million. In addition, our total market exposure to Turkey as of December 2021 was $105 million, primarily to non-sovereign
issuers or underliers. Such exposure consisted of $179 million related to debt, $(156) million related to credit derivatives and $82 million related to equities.
The potential for further sanctions on Russia has led to concerns about its economic and financial stability. As of December 2021, our total credit exposure to Russia was $650 million, substantially all of which was to non-sovereign
counterparties or borrowers. Such exposure consisted of $134 million related to OTC derivatives, $177 million related to loans and lending commitments and $339 million related to secured receivables. After taking into consideration the benefit of Russian corporate and sovereign collateral, and other risk mitigants provided by Russian counterparties, our net credit exposure was $293 million. In addition, our total market exposure to Russia as of December 2021 was $414 million, primarily to non-sovereign
issuers or underliers. Such exposure consisted of $258 million related to debt, $(531) million related to credit derivatives and $687 million related to equities.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist and the country still needs to secure new financial terms with the IMF. As of December 2021, our total credit exposure to Argentina was $102 million, which was to non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure to Argentina as of December 2021 was $91 million, primarily to sovereign issuers or underliers. Such exposure consisted of $70 million related to debt, $(14) million related to credit derivatives and $35 million related to equities.
Escalating geopolitical conflict has led to concerns about Ukraine’s political and financial stability. As of December 2021, our total credit exposure to Ukraine was not material. Our total market exposure to Ukraine as of December 2021 was $236 million, primarily to sovereign issuers or underliers. Such exposure consisted of $164 million related to debt, $30 million related to credit derivatives and $42 million related to equities.
Lebanon’s sovereign debt default and sharp currency depreciation have led to concerns about its financial and political stability. As of December 2021, our total credit and market exposure to Lebanon was not material.
Zambia’s sovereign debt default and liquidity pressures aggravated by the
COVID-19
pandemic have led to concerns about the country’s financial stability. As of December 2021, our total credit and market exposure to Zambia was not material.
Venezuela has delayed payments on its sovereign debt and is experiencing deep economic and social crises. As of December 2021, our total credit and market exposure to Venezuela was not material.
Escalating political unrest in Ethiopia has led to concerns about the country’s political, economic and financial stability. As of December 2021, our total credit and market exposure to Ethiopia was not material.
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
Potential types of loss events related to internal and external operational risk include:

•	Execution, delivery and process management;

•	Business disruption and system failures;

•	Employment practices and workplace safety;

•	Clients, products and business practices;

•	Damage to physical assets;

•	Internal fraud; and

•	External fraud.

114	Goldman Sachs 2021 Form 10-K

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
We combine
top-down
and
bottom-up
approaches to manage and measure operational risk. From a
top-down
perspective, our senior management assesses firmwide and business-level operational risk profiles. From a bottom-up
perspective, our first and second lines of defense are responsible for risk identification and risk management on a day-to-day
basis, including escalating operational risks and risk events to senior management.
We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience.
Our operational risk management framework is designed to comply with the operational risk measurement rules under the Capital Framework and has evolved based on the changing needs of our businesses and regulatory guidance.
We have established policies that require all employees to report and escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.
We use operational risk management applications to capture, analyze, aggregate and report operational risk event data and key metrics. One of our key risk identification and assessment tools is an operational risk and control self-assessment process, which is performed by our managers. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.
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
Form 10-K
for further information about information and cyber security risk.

Goldman Sachs 2021 Form 10-K	115

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

116	Goldman Sachs 2021 Form 10-K

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
As of December 31, 2021, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in
Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2021 was effective.
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
The firm’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report appearing on pages 118 to 120, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2021.

Goldman Sachs 2021 Form 10-K	117

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 117. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

118	Goldman Sachs 2021 Form 10-K

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
Valuation of Certain Level 3 Financial Instruments
As described in Notes 4 through 10 to the consolidated financial statements, as of December 31, 2021, the Company carries financial instruments at fair value, which includes $24.1 billion of financial assets and $29.2 billion of financial liabilities classified in Level 3 of the fair value hierarchy, as one or more inputs to the financial instrument’s valuation technique are significant and unobservable. Significant unobservable inputs used by management to value certain of these Level 3 financial instruments included (i) industry multiples and public comparables, (ii) credit spreads or (iii) correlation.
The principal considerations for our determination that performing procedures relating to the valuation of these certain Level 3 financial instruments is a critical audit matter are (i) the significant judgment by management in valuing the financial instruments, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the aforementioned significant unobservable inputs used in the valuation of certain Level 3 financial instruments, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of financial instruments, including controls over the methods and significant unobservable inputs used in the valuation of certain Level 3 financial instruments. These procedures also included, among others, for a sample of financial instruments, the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent estimate of fair value or (ii) testing management’s process to determine the fair value of these financial instruments. Developing the independent estimate involved (i) testing the completeness and accuracy of data provided by management, (ii) evaluating and utilizing management’s significant unobservable inputs or developing independent significant unobservable inputs, and (iii) comparing management’s estimate to the independently developed estimate of fair value. Testing management’s process included evaluating the reasonableness of the aforementioned significant unobservable inputs, evaluating the appropriateness of the techniques used, and testing the completeness and accuracy of data used by management to determine the fair value of these instruments.

Goldman Sachs 2021 Form 10-K	119

Report of Independent Registered Public Accounting Firm

Allowance for Loan Losses — Wholesale Loan Portfolio

As described in Note 9 to the consolidated financial statements, the Company’s allowance for loan losses for the wholesale loan portfolio reflects management’s estimate of loan losses over the remaining expected life of the loans and also considers forecasts of future economic conditions. As of December 31, 2021, $2.1 billion of the allowance for loan losses and $131.6 billion of the loans accounted for at amortized cost related to the wholesale loan portfolio. The allowance for loan losses for the wholesale loan portfolio is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and asset-specific basis for loans that do not share similar risk characteristics. In addition, it includes qualitative components to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The wholesale models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, expected life, macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. The most significant inputs to the forecast model for wholesale loans include forecasted U.S. unemployment rates, GDP, credit spreads, commercial and industrial delinquency rates, short- and long-term interest rates, and oil prices.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan losses for the wholesale loan portfolio, including controls over the model, certain data, and significant assumptions. These procedures also included, among others, testing management’s process for estimating the allowance for loan losses for the wholesale loan portfolio using a modeled approach, which involved evaluating the appropriateness of the methodology and testing the completeness and accuracy of certain data used in estimating the allowance for loan losses. The procedures also involved the use of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of the model and methodology and (ii) the reasonableness of the internal credit ratings and the forecasted U.S. unemployment rates used in estimating the allowance for loan losses for the wholesale loan portfolio.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2022
We have served as the Company’s auditor since 1922.

120	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended December

in millions, except per share amounts	2021	2020	2019
Revenues
Investment banking	$14,168	$ 9,141	$ 6,798
Investment management	8,059	6,923	6,189
Commissions and fees	3,619	3,548	2,988
Market making	15,352	15,546	10,157
Other principal transactions	11,671	4,651	6,052
Total non-interest revenues	52,869	39,809	32,184
Interest income	12,120	13,689	21,738
Interest expense	5,650	8,938	17,376
Net interest income	6,470	4,751	4,362
Total net revenues	59,339	44,560	36,546
Provision for credit losses	357	3,098	1,065
Operating expenses
Compensation and benefits	17,719	13,309	12,353
Transaction based	4,710	4,141	3,513
Market development	553	401	739
Communications and technology	1,573	1,347	1,167
Depreciation and amortization	2,015	1,902	1,704
Occupancy	981	960	1,029
Professional fees	1,648	1,306	1,316
Other expenses	2,739	5,617	3,077
Total operating expenses	31,938	28,983	24,898
Pre-tax earnings	27,044	12,479	10,583
Provision for taxes	5,409	3,020	2,117
Net earnings	21,635	9,459	8,466
Preferred stock dividends	484	544	569
Net earnings applicable to common shareholders	$21,151	$ 8,915	$ 7,897
Earnings per common share
Basic	$ 60.25	$ 24.94	$ 21.18
Diluted	$ 59.45	$ 24.74	$ 21.03
Average common shares
Basic	350.5	356.4	371.6
Diluted	355.8	360.3	375.5
Consolidated Statements of Comprehensive Income

	Year Ended December

$ in millions	2021	2020	2019
Net earnings	$21,635	$ 9,459	$ 8,466
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(42)	(80)	5
Debt valuation adjustment	322	(261)	(2,079)
Pension and postretirement liabilities	41	(26)	(261)
Available-for-sale securities	(955)	417	158
Other comprehensive income/(loss)	(634)	50	(2,177)
Comprehensive income	$21,001	$ 9,509	$ 6,289
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2021 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December

$ in millions	2021	2020
Assets
Cash and cash equivalents	$ 261,036	$ 155,842
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	205,703	108,060
Securities borrowed (includes $39,955 and $28,898 at fair value)	178,771	142,160
Customer and other receivables (includes $42 and $82 at fair value)	160,673	121,331
Trading assets (at fair value and includes $68,208 and $69,031 pledged as collateral)	375,916	393,630
Investments (includes $83,427 and $82,778 at fair value, and $12,840 and $13,375 pledged as collateral)	88,719	88,445
Loans (net of allowance of $3,573 and $3,874, and includes $10,769 and $13,625 at fair value)	158,562	116,115
Other assets	34,608	37,445
Total assets	$1,463,988	$1,163,028
Liabilities and shareholders’ equity
Deposits (includes $35,425 and $16,176 at fair value)	$ 364,227	$ 259,962
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	165,883	126,571
Securities loaned (includes $9,170 and $1,053 at fair value)	46,505	21,621
Other secured financings (includes $17,074 and $24,126 at fair value)	18,544	25,755
Customer and other payables	251,931	190,658
Trading liabilities (at fair value)	181,424	153,727
Unsecured short-term borrowings (includes $29,832 and $26,750 at fair value)	46,955	52,870
Unsecured long-term borrowings (includes $52,390 and $40,911 at fair value)	254,092	213,481
Other liabilities (includes $359 and $263 at fair value)	24,501	22,451
Total liabilities	1,354,062	1,067,096
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $10,703 and $11,203	10,703	11,203
Common stock; 906,430,314 and 901,692,039 shares issued, and 333,573,254 and 344,088,725 shares outstanding	9	9
Share-based awards	4,211	3,468
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	56,396	55,679
Retained earnings	131,811	112,947
Accumulated other comprehensive loss	(2,068)	(1,434)
Stock held in treasury, at cost; 572,857,062 and 557,603,316 shares	(91,136)	(85,940)
Total shareholders’ equity	109,926	95,932
Total liabilities and shareholders’ equity	$1,463,988	$1,163,028
The accompanying notes are an integral part of these consolidated financial statements.

122	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December

$ in millions	2021	2020	2019
Preferred stock
Beginning balance	$ 11,203	$ 11,203	$ 11,203
Issued	2,175	350	1,100
Redeemed	(2,675)	(350)	(1,100)
Ending balance	10,703	11,203	11,203
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance	3,468	3,195	2,845
Issuance and amortization of share-based awards	2,527	1,967	2,073
Delivery of common stock underlying share-based awards	(1,626)	(1,601)	(1,623)
Forfeiture of share-based awards	(158)	(93)	(100)
Ending balance	4,211	3,468	3,195
Additional paid-in capital
Beginning balance	55,679	54,883	54,005
Delivery of common stock underlying share-based awards	1,678	1,619	1,617
Cancellation of share-based awards in satisfaction of withholding tax requirements	(984)	(829)	(743)
Issuance costs of redeemed preferred stock	24	–	4
Other	(1)	6	–
Ending balance	56,396	55,679	54,883
Retained earnings
Beginning balance, as previously reported	112,947	106,465	100,100
Cumulative effect of change in accounting principle for:
Current expected credit losses, net of tax	–	(638)	–
Leases, net of tax	–	–	12
Beginning balance, adjusted	112,947	105,827	100,112
Net earnings	21,635	9,459	8,466
Dividends and dividend equivalents declared on common stock and share-based awards	(2,287)	(1,795)	(1,544)
Dividends declared on preferred stock	(443)	(543)	(560)
Preferred stock redemption premium	(41)	(1)	(9)
Ending balance	131,811	112,947	106,465
Accumulated other comprehensive income/(loss)
Beginning balance	(1,434)	(1,484)	693
Other comprehensive income/(loss)	(634)	50	(2,177)
Ending balance	(2,068)	(1,434)	(1,484)
Stock held in treasury, at cost
Beginning balance	(85,940)	(84,006)	(78,670)
Repurchased	(5,200)	(1,928)	(5,335)
Reissued	11	11	12
Other	(7)	(17)	(13)
Ending balance	(91,136)	(85,940)	(84,006)
Total shareholders’ equity	$109,926	$ 95,932	$ 90,265
The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2021 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December

$ in millions	2021	2020	2019
Cash flows from operating activities
Net earnings	$ 21,635	$ 9,459	$ 8,466
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	2,015	1,902	1,704
Deferred income taxes	5	(833)	(334)
Share-based compensation	2,348	1,920	2,018
Gain related to extinguishment of unsecured borrowings	–	(1)	(20)
Provision for credit losses	357	3,098	1,065
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	21,971	(30,895)	(7,693)
Collateralized transactions (excluding other secured financings), net	(70,058)	(13,007)	94,991
Trading assets	15,232	(33,405)	(68,682)
Trading liabilities	26,616	44,892	(231)
Loans held for sale, net	(5,556)	1,820	(1,458)
Other, net	(13,644)	1,322	(5,958)
Net cash provided by/(used for) operating activities	921	(13,728)	23,868
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(4,667)	(6,309)	(8,443)
Proceeds from sales of property, leasehold improvements and equipment	3,933	2,970	6,632
Net cash used for business acquisitions	–	(231)	(803)
Purchase of investments	(39,912)	(48,670)	(29,773)
Proceeds from sales and paydowns of investments	45,701	29,057	17,812
Loans (excluding loans held for sale), net	(35,520)	(11,173)	(9,661)
Net cash used for investing activities	(30,465)	(34,356)	(24,236)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,137	7,707	14
Other secured financings (short-term), net	(1,320)	2,861	(2,050)
Proceeds from issuance of other secured financings (long-term)	4,795	8,073	7,257
Repayment of other secured financings (long-term), including the current portion	(6,590)	(4,137)	(7,468)
Purchase of Trust Preferred securities	–	(11)	(206)
Proceeds from issuance of unsecured long-term borrowings	92,717	47,250	22,381
Repayment of unsecured long-term borrowings, including the current portion	(52,608)	(55,040)	(43,936)
Derivative contracts with a financing element, net	1,121	1,037	3,952
Deposits, net	103,538	67,343	31,214
Preferred stock redemption	(2,675)	(350)	(1,100)
Common stock repurchased	(5,200)	(1,928)	(5,335)
Settlement of share-based awards in satisfaction of withholding tax requirements	(985)	(830)	(745)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(2,725)	(2,336)	(2,104)
Proceeds from issuance of preferred stock, net of issuance costs	2,172	349	1,098
Other financing, net	361	392	395
Net cash provided by financing activities	134,738	70,380	3,367
Net increase in cash and cash equivalents	105,194	22,296	2,999
Cash and cash equivalents, beginning balance	155,842	133,546	130,547
Cash and cash equivalents, ending balance	$261,036	$155,842	$133,546
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 5,521	$ 9,091	$ 18,645
Cash payments for income taxes, net	$ 6,195	$ 2,754	$ 1,266
See Notes 12 and 16 for information about
non-cash
activities.
The accompanying notes are an integral part of these consolidated financial statements.

124	Goldman Sachs 2021 Form 10-K

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
All references to 2021, 2020 and 2019 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2021 Form 10-K	125

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

126	Goldman Sachs 2021 Form 10-K

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
Use of Estimates
Preparation of these consolidated financial statements requires management to make certain estimates and assumptions, the most important of which relate to fair value measurements, the allowance for credit losses on loans and lending commitments accounted for at amortized cost, accounting for goodwill and identifiable intangible assets, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and accounting for income taxes. These estimates and assumptions are based on the best available information but actual results could be materially different.
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
Revenues from contracts with clients represent approximately 45% of total non-interest
revenues for both 2021 and 2020 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for 2019 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs 2021 Form 10-K	127

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2021, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2029. Annual revenues associated with such performance obligations average less than $250 million through 2029.
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

128	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $10.14 billion as of December 2021 and $11.95 billion as of December 2020. Cash and cash equivalents also included interest-bearing deposits with banks of $250.90 billion as of December 2021 and $143.89 billion as of December 2020.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $24.87 billion as of December 2021 and $24.52 billion as of December 2020. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $103.82 billion as of December 2021 and $82.39 billion as of December 2020, and receivables from brokers, dealers and clearing organizations of $56.85 billion as of December 2021 and $38.94 billion as of December 2020. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2021 and December 2020. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.01 billion as of December 2021 and $2.60 billion as of December 2020. As of both December 2021 and December 2020 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $241.93 billion as of December 2021 and $183.57 billion as of December 2020, and payables to brokers, dealers and clearing organizations of $10.00 billion as of December 2021 and $7.09 billion as of December 2020. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2021 and December 2020. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs 2021 Form 10-K	129

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

130	Goldman Sachs 2021 Form 10-K

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

Goldman Sachs 2021 Form 10-K	131

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
Loans and Securities Backed by Commercial Real Estate
Loans and securities backed by commercial real estate are directly or indirectly collateralized by a single property or a portfolio of properties and may include tranches of varying levels of subordination. Significant inputs are generally determined based on relative value analyses and include:

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
Equity Securities
Equity securities consists of private equities. Recent third-party completed or pending transactions (e.g., merger proposals, debt restructurings, tender offers) are considered the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate:

•	Industry multiples (primarily EBITDA and revenue multiples) and public comparables;

•	Transactions in similar instruments;

132	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•	Discounted cash flow techniques; and

•	Third-party appraisals.
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

Goldman Sachs 2021 Form 10-K	133

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

134	Goldman Sachs 2021 Form 10-K

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
Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities carried at fair value.

	As of December

$ in millions	2021	2020
Total level 1 financial assets	$ 255,774	$ 263,999
Total level 2 financial assets	498,527	410,275
Total level 3 financial assets	24,083	26,305
Investments in funds at NAV	3,469	3,664
Counterparty and cash collateral netting	(66,041)	(77,170)
Total financial assets at fair value	$ 715,812	$ 627,073
Total assets	$1,463,988	$1,163,028
Total level 3 financial assets divided by:
Total assets	1.6%	2.3%
Total financial assets at fair value	3.4%	4.2%
Total level 1 financial liabilities	$ 110,030	$ 85,120
Total level 2 financial liabilities	403,627	331,824
Total level 3 financial liabilities	29,169	32,930
Counterparty and cash collateral netting	(51,269)	(60,297)
Total financial liabilities at fair value	$ 491,557	$ 389,577
Total liabilities	$1,354,062	$1,067,096
Total level 3 financial liabilities divided by:
Total liabilities	2.2%	3.1%
Total financial liabilities at fair value	5.9%	8.5%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.

Goldman Sachs 2021 Form 10-K	135

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents a summary of level 3 financial assets.

	As of December

$ in millions	2021	2020
Trading assets:
Trading cash instruments	$ 1,889	$ 1,237
Derivatives	5,938	5,967
Investments	13,902	16,423
Loans	2,354	2,678
Total	$24,083	$26,305
Level 3 financial assets as of December 2021 decreased compared with December 2020, primarily reflecting a decrease in level 3 investments. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of December 2021
Trading cash instruments	$311,956	$129,471
Derivatives	63,960	51,953
Total	$375,916	$181,424
As of December 2020
Trading cash instruments	$324,049	$ 95,136
Derivatives	69,581	58,591
Total	$393,630	$153,727
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Year Ended December

$ in millions	2021	2020	2019
Interest rates	$ (2,669)	$ 6,191	$ 3,272
Credit	1,739	3,250	682
Currencies	5,627	(3,257)	2,902
Equities	8,459	6,757	2,946
Commodities	2,196	2,605	355
Total	$15,352	$15,546	$10,157
In the table above:

•
Gains/(losses) include both realized and unrealized gains and losses. Gains/(losses) exclude related interest income and interest expense. See Note 23 for further information about interest income and interest expense.

•	Gains/(losses) included in market making are primarily related to the firm’s trading assets and liabilities, including both derivative and non-derivative financial instruments.

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

136	Goldman Sachs 2021 Form 10-K

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2021
Assets
Government and agency obligations:
U.S.	$ 63,388	$ 27,427	$ –	$ 90,815
Non-U.S.	35,284	13,511	19	48,814
Loans and securities backed by:
Commercial real estate	–	1,717	137	1,854
Residential real estate	–	13,083	152	13,235
Corporate debt instruments	590	36,874	1,318	38,782
State and municipal obligations	–	568	36	604
Other debt obligations	69	1,564	66	1,699
Equity securities	105,233	2,958	156	108,347
Commodities	–	7,801	5	7,806
Total	$ 204,564	$105,503	$1,889	$ 311,956
Liabilities
Government and agency obligations:
U.S.	$ (21,002)	$ (25)	$ –	$ (21,027)
Non-U.S.	(39,983)	(2,602)	–	(42,585)
Loans and securities backed by:
Commercial real estate	–	(40)	(2)	(42)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(23)	(15,781)	(71)	(15,875)
Equity securities	(48,991)	(915)	(31)	(49,937)
Total	$(109,999)	$ (19,368)	$ (104)	$(129,471)
As of December 2020
Assets
Government and agency obligations:
U.S.	$ 93,670	$ 44,863	$ –	$ 138,533
Non-U.S.	46,147	11,261	15	57,423
Loans and securities backed by:
Commercial real estate	–	597	203	800
Residential real estate	–	6,948	131	7,079
Corporate debt instruments	915	29,639	797	31,351
State and municipal obligations	–	200	–	200
Other debt obligations	338	1,055	19	1,412
Equity securities	75,300	2,505	72	77,877
Commodities	–	9,374	–	9,374
Total	$ 216,370	$106,442	$1,237	$ 324,049
Liabilities
Government and agency obligations:
U.S.	$ (16,880)	$ (13)	$ –	$ (16,893)
Non-U.S.	(22,092)	(1,792)	–	(23,884)
Loans and securities backed by:
Commercial real estate	–	(17)	(1)	(18)
Residential real estate	–	(1)	–	(1)
Corporate debt instruments	(2)	(7,970)	(50)	(8,022)
State and municipal obligations	–	(5)	–	(5)
Other debt obligations	–	–	(2)	(2)
Equity securities	(45,734)	(550)	(27)	(46,311)
Total	$ (84,708)	$ (10,348)	$ (80)	$ (95,136)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.
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

	As of December 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$137		$203
Yield	2.8 % to 28.5%	12.3%	1.7 % to 22.0%	9.0%
Recovery rate	5.1 % to 86.5%	55.0%	5.1 % to 94.9%	57.7%
Duration (years)	0.1 to 4.3	1.8	1.1 to 9.1	5.0
Loans and securities backed by residential real estate
Level 3 assets	$152		$131
Yield	0.4 % to 26.6%	7.0%	0.6 % to 15.7%	6.3%
Cumulative loss rate	0.1 % to 43.4%	17.7%	3.4 % to 45.6%	20.8%
Duration (years)	1.2 to 17.2	6.5	0.9 to 16.1	6.5
Corporate debt instruments
Level 3 assets	$1,318		$797
Yield	0.0 % to 18.0%	7.1%	0.6% to 30.6%	9.5%
Recovery rate	9.0 % to 69.9%	52.0%	0.0% to 73.6%	58.7%
Duration (years)	2.0 to 28.5	4.5	0.3 to 25.5	4.0
As of both December 2021 and December 2020, level 3 government and agency obligations, state and municipal obligations, other debt obligations and commodities were not material, and, therefore, are not included in the table above. In addition, as of both December 2021 and December 2020, each of the significant unobservable inputs for equity securities did not have a range as they pertained to individual positions. Therefore, such unobservable inputs are not included in the table above.

Goldman Sachs 2021 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of trading cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the trading cash instruments.

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2021 and December 2020. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Year Ended December

$ in millions	2021	2020
Total trading cash instrument assets
Beginning balance	$1,237	$1,242
Net realized gains/(losses)	80	66
Net unrealized gains/(losses)	52	(143)
Purchases	1,241	796
Sales	(456)	(411)
Settlements	(273)	(266)
Transfers into level 3	272	156
Transfers out of level 3	(264)	(203)
Ending balance	$1,889	$1,237
Total trading cash instrument liabilities
Beginning balance	$ (80)	$ (273)
Net realized gains/(losses)	6	–
Net unrealized gains/(losses)	(5)	(15)
Purchases	36	34
Sales	(64)	(38)
Settlements	13	9
Transfers into level 3	(16)	(27)
Transfers out of level 3	6	230
Ending balance	$ (104)	$ (80)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

138	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for assets included in the summary table above.

	Year Ended December

$ in millions	2021	2020
Loans and securities backed by commercial real estate
Beginning balance	$ 203	$191
Net realized gains/(losses)	7	11
Net unrealized gains/(losses)	(16)	(33)
Purchases	67	110
Sales	(31)	(19)
Settlements	(18)	(64)
Transfers into level 3	14	25
Transfers out of level 3	(89)	(18)
Ending balance	$ 137	$203
Loans and securities backed by residential real estate
Beginning balance	$ 131	$231
Net realized gains/(losses)	5	11
Net unrealized gains/(losses)	19	23
Purchases	68	69
Sales	(44)	(80)
Settlements	(35)	(40)
Transfers into level 3	28	5
Transfers out of level 3	(20)	(88)
Ending balance	$ 152	$131
Corporate debt instruments
Beginning balance	$ 797	$692
Net realized gains/(losses)	57	47
Net unrealized gains/(losses)	28	(118)
Purchases	894	551
Sales	(330)	(233)
Settlements	(182)	(146)
Transfers into level 3	207	96
Transfers out of level 3	(153)	(92)
Ending balance	$1,318	$797
Other
Beginning balance	$ 106	$128
Net realized gains/(losses)	11	(3)
Net unrealized gains/(losses)	21	(15)
Purchases	212	66
Sales	(51)	(79)
Settlements	(38)	(16)
Transfers into level 3	23	30
Transfers out of level 3	(2)	(5)
Ending balance	$ 282	$106
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Year Ended December 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $132 million (reflecting $80 million of net realized gains and $52 million of net unrealized gains) for 2021 included gains of $45 million reported in market making and $87 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for 2021 were not material.
Transfers into level 3 trading cash instrument assets during 2021 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments, and reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during 2021 primarily reflected transfers of certain corporate debt instruments, and loans and securities backed by commercial real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments).
Year Ended December 2020.
The net realized and unrealized losses on level 3 trading cash instrument assets of $77 million (reflecting $66 million of net realized gains and $143 million of net unrealized losses) for 2020 included gains/(losses) of $(193) million reported in market making and $116 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for 2020 primarily reflected losses on certain corporate debt instruments (principally driven by wider credit spreads).
Transfers into level 3 trading cash instrument assets during 2020 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
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
(OTC-cleared),
while others are bilateral contracts between two counterparties (bilateral OTC).

Goldman Sachs 2021 Form 10-K	139

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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both 2021 and 2020, substantially all of the firm’s derivatives were included in the Global Markets segment.
The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated balance sheets, as well as cash and securities collateral posted and received under enforceable credit support agreements
that do not
meet
the criteria for netting under U.S. GAAP.

	As of December 2021		As of December 2020

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 256	$ 557	$ 665	$ 660
OTC-cleared	13,795	12,692	18,832	16,809
Bilateral OTC	232,595	205,073	337,998	304,370
Total interest rates	246,646	218,322	357,495	321,839
OTC-cleared	3,665	4,053	4,137	4,517
Bilateral OTC	12,591	11,702	12,418	11,551
Total credit	16,256	15,755	16,555	16,068
Exchange-traded	417	10	133	22
OTC-cleared	423	338	401	631
Bilateral OTC	86,076	85,795	101,830	102,676
Total currencies	86,916	86,143	102,364	103,329
Exchange-traded	6,534	6,189	4,476	4,177
OTC-cleared	652	373	195	187
Bilateral OTC	28,359	25,969	9,320	13,691
Total commodities	35,545	32,531	13,991	18,055
Exchange-traded	33,840	35,518	29,006	31,944
OTC-cleared	8	5	–	–
Bilateral OTC	39,718	44,750	47,867	49,072
Total equities	73,566	80,273	76,873	81,016
Subtotal	458,929	433,024	567,278	540,307
Accounted for as hedges
OTC-cleared	1	–	1	–
Bilateral OTC	945	–	1,346	–
Total interest rates	946	–	1,347	–
OTC-cleared	34	27	–	87
Bilateral OTC	60	139	4	372
Total currencies	94	166	4	459
Subtotal	1,040	166	1,351	459
Total gross fair value	$ 459,969	$ 433,190	$ 568,629	$ 540,766
Offset in the consolidated balance sheets
Exchange-traded	$ (35,724)	$ (35,724)	$ (29,549)	$ (29,549)
OTC-cleared	(16,979)	(16,979)	(21,315)	(21,315)
Bilateral OTC	(279,189)	(279,189)	(372,142)	(372,142)
Counterparty netting	(331,892)	(331,892)	(423,006)	(423,006)
OTC-cleared	(1,033)	(361)	(1,926)	(720)
Bilateral OTC	(63,084)	(48,984)	(74,116)	(58,449)
Cash collateral netting	(64,117)	(49,345)	(76,042)	(59,169)
Total amounts offset	$(396,009)	$(381,237)	$(499,048)	$(482,175)
Included in the consolidated balance sheets
Exchange-traded	$ 5,323	$ 6,550	$ 4,731	$ 7,254
OTC-cleared	566	148	325	196
Bilateral OTC	58,071	45,255	64,525	51,141
Total	$ 63,960	$ 51,953	$ 69,581	$ 58,591
Not offset in the consolidated balance sheets
Cash collateral	$ (1,008)	$ (1,939)	$ (979)	$ (2,427)
Securities collateral	(15,751)	(7,349)	(17,297)	(9,943)
Total	$ 47,201	$ 42,665	$ 51,305	$ 46,221

140	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to
Consolidated
Financial
Statements

	Notional Amounts as of December

$ in millions	2021	2020
Not accounted for as hedges
Exchange-traded	$ 2,630,915	$ 3,722,558
OTC-cleared	17,874,504	13,789,571
Bilateral OTC	11,122,871	11,076,460
Total interest rates	31,628,290	28,588,589
OTC-cleared	463,477	515,197
Bilateral OTC	616,095	558,813
Total credit	1,079,572	1,074,010
Exchange-traded	14,617	7,413
OTC-cleared	194,124	157,687
Bilateral OTC	6,606,927	6,041,663
Total currencies	6,815,668	6,206,763
Exchange-traded	308,917	242,193
OTC-cleared	3,647	2,315
Bilateral OTC	234,322	206,253
Total commodities	546,886	450,761
Exchange-traded	1,149,777	948,937
OTC-cleared	198	–
Bilateral OTC	1,173,103	1,126,572
Total equities	2,323,078	2,075,509
Subtotal	42,393,494	38,395,632
Accounted for as hedges
OTC-cleared	219,083	182,311
Bilateral OTC	4,499	6,641
Total interest rates	223,582	188,952
OTC-cleared	2,758	1,767
Bilateral OTC	18,658	14,055
Total currencies	21,416	15,822
Exchange-traded	1,050	–
Total commodities	1,050	–
Subtotal	246,048	204,774
Total notional amounts	$42,639,542	$38,600,406
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $17.48 billion as of December 2021 and $20.60 billion as of December 2020, and derivative liabilities of $17.29 billion as of December 2021 and $22.98 billion as of
December
2020, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2021
Assets
Interest rates	$ 2	$ 246,525	$ 1,065	$ 247,592
Credit	–	12,823	3,433	16,256
Currencies	–	86,773	237	87,010
Commodities	–	34,501	1,044	35,545
Equities	33	72,570	963	73,566
Gross fair value	35	453,192	6,742	459,969
Counterparty netting in levels	–	(329,164)	(804)	(329,968)
Subtotal	$ 35	$ 124,028	$ 5,938	$ 130,001
Cross-level counterparty netting				(1,924)
Cash collateral netting				(64,117)
Net fair value				$ 63,960
Liabilities
Interest rates	$ (2)	$(217,438)	$ (882)	$(218,322)
Credit	–	(14,176)	(1,579)	(15,755)
Currencies	–	(85,925)	(384)	(86,309)
Commodities	–	(31,925)	(606)	(32,531)
Equities	(29)	(77,393)	(2,851)	(80,273)
Gross fair value	(31)	(426,857)	(6,302)	(433,190)
Counterparty netting in levels	–	329,164	804	329,968
Subtotal	$ (31)	$ (97,693)	$(5,498)	$(103,222)
Cross-level counterparty netting				1,924
Cash collateral netting				49,345
Net fair value				$ (51,953)
As of December 2020
Assets
Interest rates	$ 297	$ 357,568	$ 977	$ 358,842
Credit	–	13,104	3,451	16,555
Currencies	–	102,221	147	102,368
Commodities	–	13,285	706	13,991
Equities	75	75,054	1,744	76,873
Gross fair value	372	561,232	7,025	568,629
Counterparty netting in levels	(135)	(420,685)	(1,058)	(421,878)
Subtotal	$ 237	$ 140,547	$ 5,967	$ 146,751
Cross-level counterparty netting				(1,128)
Cash collateral netting				(76,042)
Net fair value				$ 69,581
Liabilities
Interest rates	$(229)	$ (320,900)	$ (710)	$ (321,839)
Credit	–	(14,395)	(1,673)	(16,068)
Currencies	–	(103,303)	(485)	(103,788)
Commodities	–	(17,649)	(406)	(18,055)
Equities	(318)	(78,122)	(2,576)	(81,016)
Gross fair value	(547)	(534,369)	(5,850)	(540,766)
Counterparty netting in levels	135	420,685	1,058	421,878
Subtotal	$(412)	$ (113,684)	$ (4,792)	$ (118,888)
Cross-level counterparty netting				1,128
Cash collateral netting				59,169
Net fair value				$ (58,591)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

Goldman Sachs 2021 Form 10-K	141

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

	As of December 2021		As of December 2020

$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$183		$267
Correlation	25% to 81%	63%/62%	(8)% to 81%	56%/60%
Volatility (bps)	31 to 100	59/54	31 to 150	65/53
Credit, net	$1,854		$1,778
Credit spreads (bps)	1 to 568	136/107	2 to 699	109/74
Upfront credit points	2 to 100	34/26	7 to 90	40/30
Recovery rates	20% to 50%	37%/40%	25% to 90%	46%/40%
Currencies, net	$(147)		$(338)
Correlation	20% to 71%	40%/41%	20% to 70%	39%/41%
Volatility	19% to 19%	19%/19%	18% to 18%	18%/18%
Commodities, net	$438		$300
Volatility	15% to 93%	32%/29%	15% to 87%	32%/30%
Natural gas spread	$(1.33) to $2.60	$(0.11)/ $(0.07)	$(1.00) to $2.13	$(0.13)/ $(0.09)
Oil spread	$8.64 to $22.68	$13.36/ $12.69	$8.30 to $11.20	$9.73/ $9.55
Electricity price	$1.50 to $289.96	$37.42/ $32.20	N/A	N/A
Equities, net	$(1,888)		$(832)
Correlation	(70)% to 99%	59%/62%	(70)% to 100%	52%/55%
Volatility	3% to 150%	17%/17%	3% to 129%	14%/7%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

142	Goldman Sachs 2021 Form 10-K

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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December

$ in millions	2021	2020
Total level 3 derivatives, net
Beginning balance	$ 1,175	$ 25
Net realized gains/(losses)	265	226
Net unrealized gains/(losses)	452	612
Purchases	501	319
Sales	(1,541)	(724)
Settlements	(59)	750
Transfers into level 3	(131)	(40)
Transfers out of level 3	(222)	7
Ending balance	$ 440	$1,175
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

Goldman Sachs 2021 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for derivatives included in the summary table above.

	Year Ended December

$ in millions	2021	2020
Interest rates, net
Beginning balance	$ 267	$ 89
Net realized gains/(losses)	72	12
Net unrealized gains/(losses)	316	226
Purchases	124	12
Sales	(341)	(28)
Settlements	18	(34)
Transfers into level 3	2	(13)
Transfers out of level 3	(275)	3
Ending balance	$ 183	$ 267
Credit, net
Beginning balance	$ 1,778	$ 1,877
Net realized gains/(losses)	(21)	28
Net unrealized gains/(losses)	409	110
Purchases	53	39
Sales	(217)	(50)
Settlements	(77)	(229)
Transfers into level 3	(70)	47
Transfers out of level 3	(1)	(44)
Ending balance	$ 1,854	$ 1,778
Currencies, net
Beginning balance	$ (338)	$ (211)
Net realized gains/(losses)	9	(8)
Net unrealized gains/(losses)	155	(210)
Purchases	7	1
Sales	(10)	(20)
Settlements	32	117
Transfers into level 3	(17)	(2)
Transfers out of level 3	15	(5)
Ending balance	$ (147)	$ (338)
Commodities, net
Beginning balance	$ 300	$ 247
Net realized gains/(losses)	(80)	(12)
Net unrealized gains/(losses)	355	159
Purchases	42	37
Sales	(15)	(22)
Settlements	(149)	(60)
Transfers into level 3	(3)	(27)
Transfers out of level 3	(12)	(22)
Ending balance	$ 438	$ 300
Equities, net
Beginning balance	$ (832)	$(1,977)
Net realized gains/(losses)	285	206
Net unrealized gains/(losses)	(783)	327
Purchases	275	230
Sales	(958)	(604)
Settlements	117	956
Transfers into level 3	(43)	(45)
Transfers out of level 3	51	75
Ending balance	$(1,888)	$ (832)
Level 3 Rollforward Commentary
Year Ended December 2021.
The net realized and unrealized gains on level 3 derivatives of $717 million (reflecting $265 million of net realized gains and $452 million of net unrealized gains) for 2021 included gains of $700 million reported in market making and gains of $17 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for 2021 were primarily attributable to gains on certain credit and currency derivatives (in each case, primarily reflecting the impact of changes in foreign exchange rates), gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices) and gains on certain interest rate derivatives (primarily reflecting the impact of an increase in interest rates), partially offset by losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices).
The drivers of transfers into level 3 derivatives during 2021 were not material.
Transfers out of level 3 derivatives during 2021 primarily reflected transfers of certain interest rate derivative assets to level 2 (principally due to increased transparency of certain volatility inputs used to value these derivatives).
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
The drivers of both transfers into level 3 derivatives and transfers out of level 3 derivatives during 2020 were not material.

144	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2021
Assets
Interest rates	$ 6,076	$11,655	$61,380	$ 79,111
Credit	1,800	2,381	3,113	7,294
Currencies	13,366	6,642	6,570	26,578
Commodities	10,178	7,348	770	18,296
Equities	11,075	6,592	2,100	19,767
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$38,871	$31,261	$71,260	$141,392
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(64,117)
Total OTC derivative assets				$ 58,637
Liabilities
Interest rates	$ 3,929	$10,932	$34,676	$ 49,537
Credit	1,695	3,257	1,841	6,793
Currencies	14,122	6,581	5,580	26,283
Commodities	7,591	6,274	1,763	15,628
Equities	8,268	12,944	3,587	24,799
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$31,981	$36,631	$44,774	$113,386
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(49,345)
Total OTC derivative liabilities				$ 45,403
As of December 2020
Assets
Interest rates	$ 8,913	$20,145	$74,893	$103,951
Credit	822	3,270	3,302	7,394
Currencies	13,887	7,400	9,303	30,590
Commodities	2,998	1,466	488	4,952
Equities	12,182	12,590	1,807	26,579
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,839	$40,413	$86,611	$161,863
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(76,042)
Total OTC derivative assets				$ 64,850
Liabilities
Interest rates	$ 5,687	$11,967	$49,301	$ 66,955
Credit	1,268	3,462	2,177	6,907
Currencies	18,770	7,575	5,775	32,120
Commodities	3,455	1,545	4,315	9,315
Equities	9,702	14,095	3,986	27,783
Counterparty netting in tenors	(3,963)	(4,458)	(3,182)	(11,603)
Subtotal	$34,919	$34,186	$62,372	$131,477
Cross-tenor counterparty netting				(20,971)
Cash collateral netting				(59,169)
Total OTC derivative liabilities				$ 51,337
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs 2021 Form 10-K	145

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
As of December 2021, written credit derivatives had a total gross notional amount of $510.24 billion and purchased credit derivatives had a total gross notional amount of $569.34 billion, for total net notional purchased protection of $59.10 billion. As of December 2020, written credit derivatives had a total gross notional amount of $515.85 billion and purchased credit derivatives had a total gross notional amount of $558.18 billion, for total net notional purchased protection of $42.33 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$120,456	$ 6,173	$ 1,656	$ 4,314	$132,599
1 - 5 years	305,255	14,328	12,754	3,814	336,151
Greater than 5 years	35,558	3,087	2,529	311	41,485
Total	$461,269	$23,588	$16,939	$ 8,439	$510,235
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$381,715	$17,210	$12,806	$ 6,714	$418,445
Other	$138,214	$ 7,780	$ 3,576	$ 1,322	$150,892
Fair Value of Written Credit Derivatives
Asset	$ 9,803	$ 924	$ 318	$ 137	$ 11,182
Liability	941	123	1,666	1,933	4,663
Net asset/(liability)	$ 8,862	$ 801	$ (1,348)	$(1,796)	$ 6,519
As of December 2020
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$ 96,049	$ 5,826	$ 450	$ 2,403	$104,728
1 - 5 years	331,145	17,913	8,801	4,932	362,791
Greater than 5 years	44,132	3,839	272	88	48,331
Total	$471,326	$27,578	$ 9,523	$ 7,423	$515,850
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$407,315	$19,822	$ 8,679	$ 7,091	$442,907
Other	$103,604	$ 7,272	$ 3,619	$ 776	$115,271
Fair Value of Written Credit Derivatives
Asset	$ 10,302	$ 638	$ 256	$ 118	$ 11,314
Liability	1,112	1,119	387	2,001	4,619
Net asset/(liability)	$ 9,190	$ (481)	$ (131)	$ (1,883)	$ 6,695
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

146	Goldman Sachs 2021 Form 10-K

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
The table below presents information about CVA and FVA.

	Year Ended December

$ in millions	2021	2020	2019
CVA, net of hedges	$25	$(143)	$(289)
FVA, net of hedges	60	173	485
Total	$85	$ 30	$ 196
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December

$ in millions	2021	2020
Fair value of assets	$ 845	$ 1,450
Fair value of liabilities	(124)	(1,220)
Net asset/(liability)	$ 721	$ 230
Notional amount	$10,743	$12,548
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of December

$ in millions	2021	2020
Net derivative liabilities under bilateral agreements	$34,315	$43,368
Collateral posted	$29,214	$35,296
Additional collateral or termination payments:
One-notch downgrade	$ 345	$ 481
Two-notch downgrade	$ 1,536	$ 1,388
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

Goldman Sachs 2021 Form 10-K	147

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
For qualifying interest rate fair value hedges, gains or losses on derivatives are included in interest expense. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value (hedging adjustment) and is also included in interest expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized in interest expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense.
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged borrowings and deposits, and total interest expense.

	Year Ended December

$ in millions	2021	2020	2019
Interest rate hedges	$(6,638)	$ 3,862	$ 3,196
Hedged borrowings and deposits	$ 6,085	$(4,557)	$ (3,657)
Interest expense	$ 5,650	$ 8,938	$17,376
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of December 2021
Deposits	$ 14,131	$ 246
Unsecured short-term borrowings	$ 2,167	$ 5
Unsecured long-term borrowings	$144,934	$ 6,169

As of December 2020
Deposits	$ 17,303	$ 649
Unsecured short-term borrowings	$ 5,976	$ 53
Unsecured long-term borrowings	$115,242	$11,624
In the table above, cumulative hedging adjustment included $5.91 billion as of December 2021 and $6.34 billion as of December 2020 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $68 million as of December 2021 and $489 million as of December 2020 and substantially all were related to unsecured long-term borrowings.
The firm designates foreign exchange forward contracts as fair value hedges of the foreign exchange risk of
non-U.S.
government securities classified as
available-for-sale.
See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale
securities were included in market making and were not material for both 2021 and 2020.
During 2021, the firm designated commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of December 2021, the carrying value of such commodities was $1.05 billion and the amortized cost was $1.02 billion. Changes in spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of December 2021 and the related gains/(losses) were not material for 2021.

148	Goldman Sachs 2021 Form 10-K

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
The table below presents the gains/(losses) from net investment hedging.

	Year Ended December

$ in millions	2021	2020	2019
Hedges:
Foreign currency forward contract	$755	$(126)	$ 6
Foreign currency-denominated debt	$386	$(297)	$(19)
Gains or losses on individual net investments in
non-U.S.
operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) was not material for 2021, $61 million (reflecting a gain of $214 million related to hedges and a loss of $153 million on the related net investments in
non-U.S.
operations) for 2020 and not material for 2019.
The firm had designated $3.71 billion as of December 2021 and $4.97 billion as of December 2020 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of December

$ in millions	2021	2020
Equity securities, at fair value	$18,937	$19,781
Debt instruments, at fair value	15,558	16,981
Available-for-sale securities, at fair value	48,932	46,016
Investments, at fair value	83,427	82,778
Held-to-maturity securities	4,699	5,301
Equity method investments	593	366
Total investments	$88,719	$88,445
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in the consolidated statements of earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of December

$ in millions	2021	2020
Equity securities, at fair value	$18,937	$19,781
Equity Type
Public equity	24%	15%
Private equity	76%	85%
Total	100%	100%
Asset Class
Corporate	78%	83%
Real estate	22%	17%
Total	100%	100%

Goldman Sachs 2021 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.81 billion as of December 2021 and $7.14 billion as of December 2020. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $2.12 billion for 2021 and $573 million for 2020. These gains are included in other principal transactions.

•	Equity securities, at fair value included $1.80 billion as of December 2021 and $2.35 billion as of December 2020 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of December

$ in millions	2021	2020
Corporate debt securities	$ 9,793	$10,991
Securities backed by real estate	2,280	1,940
Money market instruments	1,396	2,185
Other	2,089	1,865
Total	$15,558	$16,981
In the table above:

•	Money market instruments primarily includes time deposits and investments in money market funds.

•	Other included $1.67 billion as of December 2021 and $1.31 billion as of December 2020 of investments in credit funds that are measured at NAV.
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
Private equity and hedge funds described above are primarily “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Substantially all of the credit and real estate funds described above are not covered funds. The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, such covered funds. As of December 2021, the firm’s total investments in funds at NAV of $3.47 billion included $903 million of investments in covered funds for which compliance with the Volcker Rule will need to be achieved by July 2022.
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

150	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2021
Private equity funds	$1.411	$ 619
Credit funds	1,686	556
Hedge funds	84	–
Real estate funds	288	147
Total	$3,469	$1,322
As of December 2020
Private equity funds	$2,042	$ 557
Credit funds	1,312	680
Hedge funds	102	–
Real estate funds	208	213
Total	$3,664	$1,450
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale
securities that are designated in a hedging relationship.
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2021
Less than 1 year	$ 25	$ 25	0.12%
1 year to 5 years	41,536	41,066	0.47%
5 years to 10 years	5,337	5,229	0.92%
Greater than 10 years	2	2	2.00%
Total U.S. government obligations	46,900	46,322	0.53%
5 years to 10 years	2,693	2,610	0.33%
Total non-U.S. government obligations	2,693	2,610	0.33%
Total available-for-sale securities	$49,593	$48,932	0.52%
As of December 2020
Less than 1 year	$ 25	$ 25	0.08%
1 year to 5 years	35,831	36,158	0.70%
5 years to 10 years	7,454	7,732	1.19%
Total U.S. government obligations	43,310	43,915	0.78%
5 years to 10 years	1,739	1,744	0.10%
Greater than 10 years	353	357	0.74%
Total non-U.S. government obligations	2,092	2,101	0.21%
Total available-for-sale securities	$45,402	$46,016	0.76%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both December 2021 and December 2020.

•	The weighted average yield for available-for-sale securities is computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were $118 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $779 million as of December 2021 and primarily related to U.S. government obligations in a continuous unrealized loss position for less than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $631 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were not material as of December 2020. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $(1.28) billion ($(955) million, net of tax) for 2021 and $557 million ($417 million, net of tax) for 2020.

•
If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either 2021 or 2020. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either 2021 or 2020.

Goldman Sachs 2021 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross realized gains/(losses) and the proceeds from the sales of available-for-sale securities.

	Year Ended December

$ in millions	2021	2020	2019
Gross realized gains	$ 206	$ 319	$ 181
Gross realized losses	(19)	–	–
Gains/(losses)	$ 187	$ 319	$ 181
Proceeds from sales	$ 24,882	$4,489	$9,580
In the table above, the realized gains/(losses) were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.
Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2021
Government and agency obligations:
U.S.	$46,322	$ –	$ –	$46,322
Non-U.S.	2,612	–	–	2,612
Corporate debt securities	65	5,201	4,527	9,793
Securities backed by real estate	–	1,202	1,078	2,280
Money market instruments	41	1,355	–	1,396
Other debt obligations	–	35	382	417
Equity securities	2,135	7,088	7,915	17,138
Subtotal	$51,175	$14,881	$13,902	$79,958
Investments in funds at NAV				3,469
Total investments				$83,427
As of December 2020
Government and agency obligations:
U.S.	$43,915	$ –	$ –	$43,915
Non-U.S.	2,109	48	–	2,157
Corporate debt securities	70	5,635	5,286	10,991
Securities backed by real estate	–	942	998	1,940
Money market instruments	781	1,404	–	2,185
Other debt obligations	–	–	497	497
Equity securities	517	7,270	9,642	17,429
Subtotal	$47,392	$15,299	$16,423	$79,114
Investments in funds at NAV				3,664
Total investments				$82,778
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of December 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,527		$5,286
Yield	2.0% to 29.0%	10.8%	4.5% to 19.5%	10.2%
Recovery rate	9.1% to 76.0%	59.1%	10.0% to 70.0%	50.7%
Duration (years)	1.4 to 6.4	3.8	3.0 to 7.7	4.2
Multiples	0.5x to 28.2x	6.9x	0.6x to 29.3x	6.9x
Securities backed by real estate
Level 3 assets	$1,078		$998
Yield	8.3% to 20.3%	13.1%	8.2% to 52.4%	17.5%
Recovery rate	55.1% to 61.0%	56.4%	21.6% to 57.8%	33.7%
Duration (years)	0.1 to 2.6	1.2	0.4 to 3.6	2.7
Other debt obligations
Level 3 assets	$382		$497
Yield	2.3% to 10.6%	3.2%	1.7% to 6.2%	3.5%
Duration (years)	0.9 to 9.3	4.8	0.2 to 10.3	6.4
Equity securities
Level 3 assets	$7,915		$9,642
Multiples	0.4x to 30.5x	10.1x	0.6x to 27.9x	9.0x
Discount rate/yield	2.0% to 35.0%	14.1%	4.0% to 38.5%	13.5%
Capitalization rate	3.5% to 14.0%	5.7%	3.7% to 14.1%	6.3%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2021 and December 2020. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

152	Goldman Sachs 2021 Form 10-K

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Year Ended December

$ in millions	2021	2020
Beginning balance	$16,423	$15,282
Net realized gains/(losses)	449	215
Net unrealized gains/(losses)	1,263	(443)
Purchases	1,600	1,815
Sales	(2,135)	(1,550)
Settlements	(3,265)	(1,570)
Transfers into level 3	3,080	4,708
Transfers out of level 3	(3,513)	(2,034)
Ending balance	$13,902	$16,423
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.
The table below presents information, by product type, for investments included in the summary table above.

	Year Ended December

$ in millions	2021	2020
Corporate debt securities
Beginning balance	$ 5,286	$ 3,465
Net realized gains/(losses)	167	110
Net unrealized gains/(losses)	311	(96)
Purchases	431	636
Sales	(594)	(302)
Settlements	(1,876)	(678)
Transfers into level 3	1,871	2,661
Transfers out of level 3	(1,069)	(510)
Ending balance	$ 4,527	$ 5,286
Securities backed by real estate
Beginning balance	$ 998	$ 595
Net realized gains/(losses)	45	22
Net unrealized gains/(losses)	6	(96)
Purchases	182	233
Sales	(44)	–
Settlements	(234)	(83)
Transfers into level 3	142	327
Transfers out of level 3	(17)	–
Ending balance	$ 1,078	$ 998
Other debt obligations
Beginning balance	$ 497	$ 319
Net realized gains/(losses)	12	15
Net unrealized gains/(losses)	1	1
Purchases	63	113
Settlements	(96)	(45)
Transfers into level 3	–	94
Transfers out of level 3	(95)	–
Ending balance	$ 382	$ 497
Equity securities
Beginning balance	$ 9,642	$10,903
Net realized gains/(losses)	225	68
Net unrealized gains/(losses)	945	(252)
Purchases	924	833
Sales	(1,497)	(1,248)
Settlements	(1,059)	(764)
Transfers into level 3	1,067	1,626
Transfers out of level 3	(2,332)	(1,524)
Ending balance	$ 7,915	$ 9,642
Level 3 Rollforward Commentary
Year Ended December 2021.
The net realized and unrealized gains on level 3 investments of $1.71 billion (reflecting $449 million of net realized gains and $1.26 billion of net unrealized gains) for 2021 included gains of $1.53 billion reported in other principal transactions and $180 million reported in interest income.
The net unrealized gains on level 3 investments for 2021 primarily reflected gains on certain private equity securities and corporate debt securities (in each case, principally driven by corporate performance and company-specific events).

Goldman Sachs 2021 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Transfers into level 3 investments during 2021 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield and duration inputs becoming significant to the valuation of these instruments) and transfers of certain private equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during 2021 primarily reflected transfers of certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments, and increased price transparency as a result of market evidence, including market transactions of these instruments).
Year Ended December 2020.
The net realized and unrealized losses on level 3 investments of $228 million (reflecting $215 million of net realized gains and $443 million of net unrealized losses) for 2020 included losses of $428 million reported in other principal transactions and $200 million reported in interest income.
The net unrealized losses on level 3 investments for 2020 reflected losses on certain private equity, corporate debt securities and securities backed by real estate (in each case, principally driven by corporate performance).
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
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2021
1 year to 5 years	$4,054	$4,200	2.30%
Total U.S. government obligations	4,054	4,200	2.30%
5 years to 10 years	3	3	2.78%
Greater than 10 years	642	670	1.03%
Total securities backed by real estate	645	673	1.04%
Total held-to-maturity securities	$4,699	$4,873	2.13%
As of December 2020
Less than 1 year	$ 501	$ 513	2.53%
1 year to 5 years	2,529	2,695	2.34%
5 years to 10 years	1,531	1,675	2.25%
Total U.S. government obligations	4,561	4,883	2.33%
5 years to 10 years	4	3	2.56%
Greater than 10 years	736	751	1.08%
Total securities backed by real estate	740	754	1.08%
Total held-to-maturity securities	$5,301	$5,637	2.15%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both December 2021 and December 2020.

•
The weighted average yield for held-to-maturity securities is computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.

•	The gross unrealized gains were $175 million as of December 2021 and $340 million as of December 2020. The gross unrealized losses were not material as of both December 2021 and December 2020.

•
Held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either 2021 or 2020.

154	Goldman Sachs 2021 Form 10-K

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of December 2021
Loan Type
Corporate	$ 50,960	$ 2,492	$2,475	$ 55,927
Wealth management	38,062	5,936	–	43,998
Commercial real estate	21,150	1,588	3,145	25,883
Residential real estate	15,493	320	100	15,913
Consumer:
Installment	3,672	–	–	3,672
Credit cards	8,212	–	–	8,212
Other	5,958	433	2,139	8,530
Total loans, gross	143,507	10,769	7,859	162,135
Allowance for loan losses	(3,573)	–	–	(3,573)
Total loans	$139,934	$10,769	$7,859	$158,562
As of December 2020
Loan Type
Corporate	$ 44,778	$ 2,751	$1,130	$ 48,659
Wealth management	25,151	7,872	–	33,023
Commercial real estate	17,096	1,961	1,233	20,290
Residential real estate	5,236	494	20	5,750
Consumer:
Installment	3,823	–	–	3,823
Credit cards	4,270	–	–	4,270
Other	3,211	547	416	4,174
Total loans, gross	103,565	13,625	2,799	119,989
Allowance for loan losses	(3,874)	–	–	(3,874)
Total loans	$ 99,691	$13,625	$2,799	$116,115
In the table above, loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both December 2021 and December 2020.
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

Credit Quality
Risk Assessment.
The firm’s risk assessment process includes evaluating the credit quality of its loans by our independent risk oversight and control function. For corporate loans and a majority of wealth management, real estate and other loans, the firm performs credit reviews which include initial and ongoing analyses of its borrowers, resulting in an internal credit rating. A credit review is an analysis of the capacity and willingness of a borrower to meet its financial obligations and is performed on an annual basis or more frequently if circumstances change that indicate that a review may be necessary. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment.

Goldman Sachs 2021 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
As of December 2021
Accounting Method
Amortized cost	$50,923	$75,179	$17,405	$143,507
Fair value	2,301	4,634	3,834	10,769
Held for sale	1,650	4,747	1,462	7,859
Total	$54,874	$84,560	$22,701	$162,135
Loan Type
Corporate	$15,370	$40,389	$ 168	$ 55,927
Wealth management	31,476	5,730	6,792	43,998
Real estate:
Commercial	3,986	21,523	374	25,883
Residential	1,112	13,779	1,022	15,913
Consumer:
Installment	–	–	3,672	3,672
Credit cards	–	–	8,212	8,212
Other	2,930	3,139	2,461	8,530
Total	$54,874	$84,560	$22,701	$162,135
Secured	85%	92%	36%	82%
Unsecured	15%	8%	64%	18%
Total	100%	100%	100%	100%
As of December 2020
Accounting Method
Amortized cost	$33,532	$58,250	$11,783	$103,565
Fair value	2,084	5,925	5,616	13,625
Held for sale	224	2,152	423	2,799
Total	$35,840	$66,327	$17,822	$119,989
Loan Type
Corporate	$ 9,478	$38,704	$ 477	$ 48,659
Wealth management	22,098	5,331	5,594	33,023
Real estate:
Commercial	1,792	17,480	1,018	20,290
Residential	636	3,852	1,262	5,750
Consumer:
Installment	–	–	3,823	3,823
Credit cards	–	–	4,270	4,270
Other	1,836	960	1,378	4,174
Total	$35,840	$66,327	$17,822	$119,989
Secured	83%	90%	46%	82%
Unsecured	17%	10%	54%	18%
Total	100%	100%	100%	100%
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

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 92% of loans as of December 2021 and 85% of loans as of December 2020 that were rated pass/non-criticized.

156	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Vintage.
The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of December 2021

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$ 4,687	$10,424	$ 52	$ 15,163
2020	1,911	4,561	7	6,479
2019	451	3,949	–	4,400
2018	1,842	2,901	–	4,743
2017	733	1,857	–	2,590
2016 or earlier	274	1,693	–	1,967
Revolving	3,800	11,744	74	15,618
Corporate	13,698	37,129	133	50,960
2021	1,405	1,186	1,265	3,856
2020	558	287	–	845
2019	537	352	–	889
2018	334	38	–	372
2017	380	31	–	411
2016 or earlier	565	243	–	808
Revolving	26,349	2,127	2,405	30,881
Wealth management	30,128	4,264	3,670	38,062
2021	334	4,084	94	4,512
2020	127	1,890	–	2,017
2019	52	1,336	–	1,388
2018	207	829	–	1,036
2017	398	624	–	1,022
2016 or earlier	405	583	7	995
Revolving	1,768	8,412	–	10,180
Commercial real estate	3,291	17,758	101	21,150
2021	113	1,944	253	2,310
2020	260	557	103	920
2019	–	–	173	173
2018	–	84	165	249
2017	8	65	119	192
2016 or earlier	–	1	56	57
Revolving	673	10,919	–	11,592
Residential real estate	1,054	13,570	869	15,493
2021	–	694	261	955
2020	–	59	378	437
2019	–	25	19	44
2018	–	30	–	30
2017	–	5	8	13
Revolving	2,752	1,645	82	4,479
Other	2,752	2,458	748	5,958
Total	$50,923	$75,179	$5,521	$131,623
Percentage of total	39%	57%	4%	100%

	As of December 2020

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2020	$ 1,978	$ 7,545	$ 140	$ 9,663
2019	889	6,106	–	6,995
2018	2,076	3,555	–	5,631
2017	851	3,083	–	3,934
2016	268	1,262	–	1,530
2015 or earlier	351	2,073	–	2,424
Revolving	2,662	11,891	48	14,601
Corporate	9,075	35,515	188	44,778
2020	497	313	–	810
2019	723	403	–	1,126
2018	298	87	–	385
2017	377	30	–	407
2016	22	20	–	42
2015 or earlier	531	264	–	795
Revolving	18,077	2,085	1,424	21,586
Wealth management	20,525	3,202	1,424	25,151
2020	848	3,071	55	3,974
2019	76	1,965	–	2,041
2018	137	2,164	25	2,326
2017	26	1,734	12	1,772
2016	–	165	9	174
2015 or earlier	–	775	526	1,301
Revolving	461	5,047	–	5,508
Commercial real estate	1,548	14,921	627	17,096
2020	402	976	115	1,493
2019	–	90	271	361
2018	–	123	249	372
2017	9	83	152	244
2016	–	1	–	1
2015 or earlier	–	–	70	70
Revolving	225	2,470	–	2,695
Residential real estate	636	3,743	857	5,236
2020	242	84	466	792
2019	–	67	29	96
2018	–	46	–	46
2017	–	8	–	8
Revolving	1,506	664	99	2,269
Other	1,748	869	594	3,211
Total	$33,532	$58,250	$3,690	$95,472
Percentage of total	35%	61%	4%	100%
In the tables above, revolving loans which converted to term loans were not material as of both December 2021 and December 2020.

Goldman Sachs 2021 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of December 2021
2021	$2,017	$ 42	$ 2,059
2020	665	40	705
2019	508	61	569
2018	257	42	299
2017	32	7	39
2016	1	–	1
Installment	3,480	192	3,672
Credit cards	6,100	2,112	8,212
Total	$9,580	$2,304	$11,884
Percentage of total:
Installment	95%	5%	100%
Credit cards	74%	26%	100%
Total	81%	19%	100%
As of December 2020
2020	$1,321	$ 38	$ 1,359
2019	1,225	132	1,357
2018	792	150	942
2017	128	30	158
2016	6	1	7
Installment	3,472	351	3,823
Credit cards	3,398	872	4,270
Total	$6,870	$1,223	$ 8,093
Percentage of total:
Installment	91%	9%	100%
Credit cards	80%	20%	100%
Total	85%	15%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of December 2021
Corporate	$ 55,927	54%	38%	8%	100%
Wealth management	43,998	87%	10%	3%	100%
Commercial real estate	25,883	80%	15%	5%	100%
Residential real estate	15,913	95%	2%	3%	100%
Consumer:
Installment	3,672	100%	–	–	100%
Credit cards	8,212	100%	–	–	100%
Other	8,530	84%	15%	1%	100%
Total	$162,135	76%	19%	5%	100%
As of December 2020
Corporate	$ 48,659	60%	31%	9%	100%
Wealth management	33,023	88%	10%	2%	100%
Commercial real estate	20,290	71%	19%	10%	100%
Residential real estate	5,750	88%	9%	3%	100%
Consumer:
Installment	3,823	100%	–	–	100%
Credit cards	4,270	100%	–	–	100%
Other	4,174	81%	17%	2%	100%
Total	$119,989	75%	19%	6%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of December 2021 were 21% for funds (13% as of December 2020), 18% for technology, media & telecommunications (17% as of December 2020), 13% for diversified industrials (17% as of December 2020), 9% for natural resources & utilities (12% as of December 2020), and 8% for financial institutions (10% as of December 2020).

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
The firm adopted the relief issued under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as amended, and certain interpretive guidance issued by the U.S. banking agencies that provides for certain modified loans that would otherwise meet the definition of a TDR to not be classified as such. Loans accounted for at amortized cost that were not classified as TDRs as a result of this relief and interpretive guidance were $166 million as of December 2021 and were $184 million as of December 2020. The relief provided under the CARES Act expired in January 2022.

158	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of December 2021
Corporate	$ 5	$ 90	$ 95
Wealth management	–	20	20
Commercial real estate	7	143	150
Residential real estate	3	4	7
Consumer:
Installment	20	7	27
Credit cards	86	71	157
Other	15	3	18
Total	$136	$338	$474
Total divided by gross loans at amortized cost			0.3%
As of December 2020
Corporate	$ –	$294	$294
Wealth management	58	34	92
Commercial real estate	49	183	232
Residential real estate	4	23	27
Consumer:
Installment	42	16	58
Credit cards	46	31	77
Other	20	4	24
Total	$219	$585	$804
Total divided by gross loans at amortized cost			0.8%
The table below presents information about nonaccrual loans.

	As of December

$ in millions	2021	2020
Corporate	$1,559	$2,651
Wealth management	21	61
Commercial real estate	841	649
Residential real estate	5	25
Installment	43	44
Other	–	122
Total	$2,469	$3,552
Total divided by gross loans at amortized cost	1.7%	3.4%
In the table above:

•	Nonaccrual loans included $254 million as of December 2021 and $533 million as of December 2020 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both December 2021 and December 2020.

•
Nonaccrual loans included $267 million as of December 2021 and $315 million as of December 2020 of corporate and commercial real estate loans that were modified in a TDR. The firm’s lending commitments related to these loans were not material as of both December 2021 and December 2020. Installment loans that were modified in a TDR were not material as of both December 2021 and December 2020.

•	Allowance for loan losses as a percentage of total nonaccrual loans was 144.7% as of December 2021 and 109.1% as of December 2020.
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
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loan and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or is modeled in the case of revolving credit card loans. The forecasts include baseline, favorable and adverse economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear
modeled approach. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios described below. The firm applies judgment in weighing individual scenarios each quarter based on a variety of factors, including the firm’s internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends.
The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk.

Goldman Sachs 2021 Form 10-K	159

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of December

	2021		2020

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 50,960	$143,296	$ 44,778	$127,756
Wealth management	38,062	4,091	25,151	2,314
Commercial real estate	21,150	4,306	17,096	4,154
Residential real estate	15,493	3,317	5,236	1,804
Other	5,958	6,169	3,211	4,841
Consumer
Installment	3,672	9	3,823	4
Credit cards	8,212	35,932	4,270	21,640
Total	$143,507	$197,120	$103,565	$162,513
In the table above:

•
Wholesale loans included $2.43 billion as of December 2021 and $3.51 billion as of December 2020 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $543 million as of December 2021 and $649 million as of December 2020. These loans included $140 million as of December 2021 and $584 million as of December 2020 of loans which did not require a reserve as the loan was deemed to be recoverable.

•
Credit card lending commitments included $33.97 billion as of December 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card lending commitments also included approximately $2.0 billion as of December 2021 related to a commitment to acquire the General Motors co-branded
credit card portfolio.

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

160	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The allowance for credit losses for consumer loans that do not share similar risk characteristics, such as loans in a TDR, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate.
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Year Ended December 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net charge-offs	(130)	(203)	(333)
Provision	(231)	351	120
Other	(88)	–	(88)
Ending balance	$2,135	$1,438	$3,573
Allowance ratio	1.6%	12.1%	2.5%
Net charge-off ratio	0.1%	2.3%	0.3%
Allowance for losses on lending commitments
Beginning balance	$ 557	$ –	$ 557
Provision	50	187	237
Other	(18)	–	(18)
Ending balance	$ 589	$ 187	$ 776
Year Ended December 2020
Allowance for loan losses
Beginning balance	$1,331	$ 837	$2,168
Net charge-offs	(615)	(292)	(907)
Provision	2,108	745	2,853
Other	(240)	–	(240)
Ending balance	$2,584	$1,290	$3,874
Allowance ratio	2.7%	15.9%	3.7%
Net charge-off ratio	0.6%	4.2%	0.9%
Allowance for losses on lending commitments
Beginning balance	$ 313	$ –	$ 313
Provision	244	–	244
Ending balance	$ 557	$ –	$ 557
In the table above:

•	Other primarily represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing net charge-offs by average gross loans accounted for at amortized cost.
•
The beginning balance for the allowance for loan losses and allowance for losses on lending commitments for 2020 reflects the cumulative effect of measuring the allowance under the CECL standard as of January 1, 2020. The cumulative effect was an increase in the allowance for credit losses of $679 million, which consisted of (i) an increase in the allowance for loan losses of $727 million (an increase in the allowance for wholesale loans of $452 million, an increase in the allowance for consumer loans of $444 million and a decrease in the allowance for PCI loans of $169 million) and (ii) a decrease in the allowance for lending commitments of $48 million.

Allowance for Credit Losses Commentary
Year Ended December 2021.
The allowance for credit losses decreased by $82 million during 2021.
The provision for credit losses reflected growth in the firm’s lending portfolios, primarily in the consumer portfolio related to credit cards, including a provision for credit losses of approximately
$185

million relating to the commitment to acquire the General Motors co-branded
credit card portfolio, largely offset by reserve reduction driven by improved broader economic environment.
Net charge-offs for 2021 for wholesale loans were primarily related to corporate loans and net charge-offs for consumer loans were primarily related to credit cards.
Forecast model inputs as of December 2021.
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of December 2021, this multi-scenario forecast was primarily weighted towards the baseline economic scenario.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of December 2021
U.S. unemployment rate
Forecast for the quarter ended:
June 2022	3.7%
December 2022	3.5%
June 2023	3.4%
Growth in U.S. GDP
Forecast for the year:
2022	3.4%
2023	2.1%
2024	1.8%
In addition, in the adverse economic scenario in the firm’s forecast model, the U.S. unemployment rate peaks at approximately 9.5%
during the first quarter of 2023 and the maximum decline in the quarterly U.S. GDP relative to the fourth quarter of 2021 is approximately 2.5%
, which occurs during the first quarter of 2023.

Goldman Sachs 2021 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth in U.S. GDP represents the year-over-year growth rate forecasted for the respective years.

•
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Year Ended December 2020.
The allowance for credit losses increased by $2.63 billion during 2020 reflecting $679 million relating to the impact of CECL adoption and $1.95 billion from activity during the period.
The provision for credit losses for wholesale and consumer loans reflected the impact of the coronavirus
(COVID-19)
pandemic on economic conditions, which resulted in higher modeled expected losses and lower recoveries. In addition, the provision for credit losses for wholesale loans was impacted by asset-specific provisions and ratings downgrades primarily related to borrowers in the diversified industrials, technology, media & telecommunications and natural resources industries. Besides the weaker economic outlook related to the
COVID-19
pandemic, the provision for credit losses for consumer loans for 2020 was also impacted by the growth of the credit card portfolio.
Net charge-offs for 2020 for wholesale loans were primarily related to corporate loans and net charge-offs for consumer loans were primarily related to installment loans.
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2021
Loan Type
Corporate	$ –	$ 1,655	$ 837	$ 2,492
Wealth management	–	5,873	63	5,936
Commercial real estate	–	605	983	1,588
Residential real estate	–	115	205	320
Other	–	167	266	433
Total	$ –	$ 8,415	$2,354	$10,769
As of December 2020
Loan Type
Corporate	$ –	$ 1,822	$ 929	$ 2,751
Wealth management	–	7,809	63	7,872
Commercial real estate	–	857	1,104	1,961
Residential real estate	–	234	260	494
Other	–	225	322	547
Total	$ –	$10,947	$2,678	$13,625
The gains as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $216 million for 2021 and $151 million for 2020. These gains were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.
Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of December 2021		As of December 2020

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$837		$929
Yield	1.5% to 55.6%	14.9%	1.1% to 45.2%	12.4%
Recovery rate	15.0% to 92.0%	40.8%	15.0% to 58.0%	31.0%
Duration (years)	0.9 to 6.8	2.7	1.5 to 5.3	3.4
Commercial real estate
Level 3 assets	$983		$1,104
Yield	3.2% to 18.7%	12.6%	4.5% to 19.3%	11.0%
Recovery rate	4.1% to 99.5%	41.4%	3.0% to 99.8%	66.5%
Duration (years)	0.4 to 4.0	1.7	0.3 to 4.8	2.6
Residential real estate
Level 3 assets	$205		$260
Yield	2.1% to 20.0%	16.1%	2.0% to 14.0%	12.1%
Duration (years)	0.1 to 2.4	1.0	0.6 to 2.6	1.7
Wealth management and other
Level 3 assets	$329		$385
Yield	3.6% to 18.7%	7.1%	2.8% to 18.7%	8.0%
Duration (years)	2.9 to 5.5	3.6	0.9 to 5.5	4.1

162	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2021 and December 2020. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Year Ended December

$ in millions	2021	2020
Beginning balance	$2,678	$1,890
Net realized gains/(losses)	99	72
Net unrealized gains/(losses)	(33)	87
Purchases	272	670
Sales	(54)	(50)
Settlements	(668)	(727)
Transfers into level 3	369	836
Transfers out of level 3	(309)	(100)
Ending balance	$2,354	$2,678
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

The table below presents information, by loan type, for loans included in the summary table above.

	Year Ended December

$ in millions	2021	2020
Corporate
Beginning balance	$ 929	$ 752
Net realized gains/(losses)	31	22
Net unrealized gains/(losses)	(34)	(22)
Purchases	143	277
Sales	(15)	(38)
Settlements	(251)	(125)
Transfers into level 3	127	163
Transfers out of level 3	(93)	(100)
Ending balance	$ 837	$ 929
Commercial real estate
Beginning balance	$1,104	$ 591
Net realized gains/(losses)	45	24
Net unrealized gains/(losses)	(21)	60
Purchases	20	334
Sales	(6)	(5)
Settlements	(292)	(366)
Transfers into level 3	185	466
Transfers out of level 3	(52)	–
Ending balance	$ 983	$1,104
Residential real estate
Beginning balance	$ 260	$ 221
Net realized gains/(losses)	12	13
Net unrealized gains/(losses)	(41)	10
Purchases	58	48
Sales	(4)	(2)
Settlements	(61)	(78)
Transfers into level 3	57	48
Transfers out of level 3	(76)	–
Ending balance	$ 205	$ 260
Wealth management and other
Beginning balance	$ 385	$ 326
Net realized gains/(losses)	11	13
Net unrealized gains/(losses)	63	39
Purchases	51	11
Sales	(29)	(5)
Settlements	(64)	(158)
Transfers into level 3	–	159
Transfers out of level 3	(88)	–
Ending balance	$ 329	$ 385
Level 3 Rollforward Commentary
Year Ended December 2021.
The net realized and unrealized gains on level 3 loans of $66 million (reflecting $99 million of net realized gains and $33 million of net unrealized losses) for 2021 included gains of $42 million reported in other principal transactions and $24 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for 2021 were not material.
Transfers into level 3 loans during 2021 primarily reflected transfers of certain loans backed by commercial real estate from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments) and transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Goldman Sachs 2021 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Transfers out of level 3 loans during 2021 primarily reflected transfers of certain corporate loans and wealth management and other loans to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Year Ended December 2020.
The net realized and unrealized gains on level 3 loans of $159 million (reflecting $72 million of net realized gains and $87 million of net unrealized gains) for 2020 included gains of $135 million reported in other principal transactions and $24 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for 2020 were not material.
Transfers into level 3 loans during 2020 reflected transfers of certain loans backed by commercial real estate, corporate loans, and wealth management and other loans from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during 2020 reflected transfers of certain corporate loans to level 2 (principally due to duration and yield inputs no longer being significant to the valuation of these loans and increased price transparency as a result of increased market evidence, including market transactions in these instruments).
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of December 2021
Amortized cost	$139,934	$87,676	$54,127	$141,803
Held for sale	$ 7,859	$ 5,970	$ 1,917	$ 7,887
As of December 2020
Amortized cost	$ 99,691	$52,793	$48,512	$101,305
Held for sale	$ 2,799	$ 1,541	$ 1,271	$ 2,812
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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Resale and repurchase agreements;

•	Certain securities borrowed and loaned transactions;

•	Certain customer and other receivables and certain other liabilities;

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments;

•	Substantially all other secured financings, including transfers of assets accounted for as financings; and

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments.

164	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2021
Assets
Resale agreements	$ –	$ 205,703	$ –	$ 205,703
Securities borrowed	–	39,955	–	39,955
Customer and other receivables	–	42	–	42
Total	$ –	$ 245,700	$ –	$ 245,700
Liabilities
Deposits	$ –	$ (31,812)	$ (3,613)	$ (35,425)
Repurchase agreements	–	(165,883)	–	(165,883)
Securities loaned	–	(9,170)	–	(9,170)
Other secured financings	–	(14,508)	(2,566)	(17,074)
Unsecured borrowings:
Short-term	–	(22,003)	(7,829)	(29,832)
Long-term	–	(42,977)	(9,413)	(52,390)
Other liabilities	–	(213)	(146)	(359)
Total	$ –	$(286,566)	$(23,567)	$(310,133)
As of December 2020
Assets
Resale agreements	$ –	$ 108,060	$ –	$ 108,060
Securities borrowed	–	28,898	–	28,898
Customer and other receivables	–	82	–	82
Total	$ –	$ 137,040	$ –	$ 137,040
Liabilities
Deposits	$ –	$ (11,955)	$ (4,221)	$ (16,176)
Repurchase agreements	–	(126,569)	(2)	(126,571)
Securities loaned	–	(1,053)	–	(1,053)
Other secured financings	–	(20,652)	(3,474)	(24,126)
Unsecured borrowings:
Short-term	–	(19,227)	(7,523)	(26,750)
Long-term	–	(28,335)	(12,576)	(40,911)
Other liabilities	–	(1)	(262)	(263)
Total	$ –	$ (207,792)	$ (28,058)	$ (235,850)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both December 2021 and December 2020.
Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of December 2021:

•	Yield: 1.3% to 6.4% (weighted average: 2.1%)

•	Duration: 0.6 to 7.1 years (weighted average: 3.7 years)
As of December 2020:

•	Yield: 1.4% to 7.1% (weighted average: 2.7%)

•	Duration: 1.4 to 8.0 years (weighted average: 4.0 years)
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
Repurchase Agreements.
As of December 2021, the firm had no level 3 repurchase agreements. As of December 2020, the firm’s level 3 repurchase agreements were not material.

Goldman Sachs 2021 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Year Ended December

$ in millions	2021	2020
Beginning balance	$(28,058)	$(21,036)
Net realized gains/(losses)	(401)	(317)
Net unrealized gains/(losses)	825	(1,301)
Issuances	(12,632)	(18,123)
Settlements	14,930	15,373
Transfers into level 3	(736)	(3,575)
Transfers out of level 3	2,505	921
Ending balance	$(23,567)	$(28,058)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Year Ended December

$ in millions	2021	2020
Deposits
Beginning balance	$ (4,221)	$ (4,023)
Net realized gains/(losses)	(28)	1
Net unrealized gains/(losses)	(110)	(319)
Issuances	(473)	(4,049)
Settlements	1,203	4,168
Transfers into level 3	(70)	(57)
Transfers out of level 3	86	58
Ending balance	$ (3,613)	$ (4,221)
Repurchase agreements
Beginning balance	$ (2)	$ (30)
Net unrealized gains/(losses)	1	(2)
Settlements	1	30
Ending balance	$ –	$ (2)
Other secured financings
Beginning balance	$ (3,474)	$ (386)
Net realized gains/(losses)	(27)	13
Net unrealized gains/(losses)	63	(142)
Issuances	(145)	(1,195)
Settlements	779	368
Transfers into level 3	(135)	(2,132)
Transfers out of level 3	373	–
Ending balance	$ (2,566)	$ (3,474)
Unsecured short-term borrowings
Beginning balance	$ (7,523)	$ (5,707)
Net realized gains/(losses)	(134)	(132)
Net unrealized gains/(losses)	374	(215)
Issuances	(7,878)	(6,634)
Settlements	7,188	5,029
Transfers into level 3	(163)	(629)
Transfers out of level 3	307	765
Ending balance	$ (7,829)	$ (7,523)
Unsecured long-term borrowings
Beginning balance	$(12,576)	$(10,741)
Net realized gains/(losses)	(212)	(229)
Net unrealized gains/(losses)	381	(510)
Issuances	(4,136)	(6,215)
Settlements	5,759	5,778
Transfers into level 3	(368)	(757)
Transfers out of level 3	1,739	98
Ending balance	$ (9,413)	$(12,576)
Other liabilities
Beginning balance	$ (262)	$ (149)
Net realized gains/(losses)	–	30
Net unrealized gains/(losses)	116	(113)
Issuances	–	(30)
Ending balance	$ (146)	$ (262)
Level 3 Rollforward Commentary
Year Ended December 2021.
The net realized and unrealized gains on level 3 other financial liabilities of $424 million (reflecting $401 million of net realized losses and $825 million of net unrealized gains) for 2021 included gains/(losses) of $355 million reported in market making, $32 million reported in other principal transactions and $(20) million reported in interest expense in the consolidated statements of earnings, and $57 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

166	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The net unrealized gains on level 3 other financial liabilities for 2021 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to an increase in interest rates).
Transfers into level 3 other financial liabilities during 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments) and certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrow in
gs to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments, and certain unobservable volatility inputs no longer being significant to the valuation of these instruments) and certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments).
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
The net unrealized losses on level 3 other financial liabilities for 2020 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to an increase in global equity prices), and losses on certain hybrid financial instruments included in deposits (principally due to an increase in the market value of the underlying assets).
Transfers into level 3 other financial liabilities during 2020 primarily reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments), and certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility and correlation inputs used to value these instruments).
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

	Year Ended December

$ in millions	2021	2020	2019
Unsecured short-term borrowings	$(1,016)	$ 206	$(3,365)
Unsecured long-term borrowings	(2,393)	(2,804)	(5,251)
Other	(135)	(563)	(883)
Total	$(3,544)	$(3,161)	$(9,499)
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for 2021, 2020 and 2019. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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

Goldman Sachs 2021 Form 10-K	167

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected, was not material as of both December 2021 and December 2020.
The difference between the aggregate contractual principal amount and the related fair value of unsecured long-term borrowings, for which the fair value option was elected, was not material as of December 2021, and the fair value exceeded the aggregate contractual principal amount by $445 million as of December 2020. The amount above includes both principal-protected and non-principal-protected
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

	Year Ended December

$ in millions	2021	2020	2019
Pre-tax DVA	$433	$(347)	$(2,763)
After tax DVA	$322	$(261)	$(2,079)
In the table above:

•	After tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for 2021, 2020 and 2019.

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of December

$ in millions	2021	2020
Performing loans
Aggregate contractual principal in excess of fair value	$1,373	$ 958
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$8,600	$10,526
Aggregate fair value	$3,559	$ 3,519
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $20 million as of December 2021 and $25 million as of December 2020, and the related total contractual amount of these lending commitments was $611 million as of December 2021 and $1.64 billion as of December 2020. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $277 million for 2021, $(106) million for 2020 and $134 million for 2019. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

168	Goldman Sachs 2021 Form 10-K

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
Substantially all of securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2021 and December 2020.

Goldman Sachs 2021 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2021
Included in the consolidated balance sheets
Gross carrying value	$ 334,725	$ 190,197	$ 294,905	$ 57,931
Counterparty netting	(129,022)	(11,426)	(129,022)	(11,426)
Total	205,703	178,771	165,883	46,505
Amounts not offset
Counterparty netting	(27,376)	(12,822)	(27,376)	(12,822)
Collateral	(173,915)	(157,752)	(134,465)	(33,143)
Total	$ 4,412	$ 8,197	$ 4,042	$ 540
As of December 2020
Included in the consolidated balance sheets
Gross carrying value	$ 205,817	$ 147,593	$ 224,328	$ 27,054
Counterparty netting	(97,757)	(5,433)	(97,757)	(5,433)
Total	108,060	142,160	126,571	21,621
Amounts not offset
Counterparty netting	(8,920)	(3,525)	(8,920)	(3,525)
Collateral	(96,140)	(132,893)	(116,819)	(17,693)
Total	$ 3,000	$ 5,742	$ 832	$ 403
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $39.96 billion as of December 2021 and $28.90 billion as of December 2020, and securities loaned of $9.17 billion as of December 2021 and $1.05 billion as of December 2020 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2021
Money market instruments	$ 328	$ 14
U.S. government and agency obligations	132,049	503
Non-U.S. government and agency obligations	126,397	1,254
Securities backed by commercial real estate	362	–
Securities backed by residential real estate	919	–
Corporate debt securities	11,034	510
State and municipal obligations	248	–
Other debt obligations	374	–
Equity securities	23,194	55,650
Total	$ 294,905	$57,931
As of December 2020
Money market instruments	$ 88	$ –
U.S. government and agency obligations	121,751	–
Non-U.S. government and agency obligations	79,159	1,634
Securities backed by commercial real estate	65	–
Securities backed by residential real estate	121	–
Corporate debt securities	6,364	46
State and municipal obligations	92	–
Other debt obligations	20	–
Equity securities	16,668	25,374
Total	$ 224,328	$27,054
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of December 2021

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 97,675	$35,052
2 - 30 days	102,440	153
31 - 90 days	38,297	110
91 days - 1 year	41,013	15,656
Greater than 1 year	15,480	6,960
Total	$294,905	$57,931
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

170	Goldman Sachs 2021 Form 10-K

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $8.64 billion as of December 2021 and $12.31 billion as of December 2020.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both December 2021 and December 2020.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2021
Other secured financings (short-term):
At fair value	$ 5,315	$ 3,664	$ 8,979
At amortized cost	–	191	191
Other secured financings (long-term):
At fair value	4,170	3,925	8,095
At amortized cost	827	452	1,279
Total other secured financings	$10,312	$ 8,232	$18,544
Other secured financings collateralized by:
Financial instruments	$ 5,990	$ 6,834	$12,824
Other assets	$ 4,322	$ 1,398	$ 5,720
As of December 2020
Other secured financings (short-term):
At fair value	$ 6,371	$ 6,847	$13,218
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	6,632	4,276	10,908
At amortized cost	914	715	1,629
Total other secured financings	$13,917	$11,838	$25,755
Other secured financings collateralized by:
Financial instruments	$ 6,841	$10,068	$16,909
Other assets	$ 7,076	$ 1,770	$ 8,846
In the table above:

•
Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•
Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.22% as of December 2021. This rate includes the effect of hedging activities.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 1.06% as of December 2021 and 1.27% as of December 2020. These rates include the effect of hedging activities.

•
Non-U.S.
dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.46% as of December 2021 and 0.40% as of December 2020. These rates include the effect of hedging activities.

•
Total other secured financings included $1.97 billion as of December 2021 and $2.05 billion as of December 2020 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.02 billion as of December 2021 and $2.26 billion as of December 2020.

Goldman Sachs 2021 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Other secured financings collateralized by financial instruments included $10.37 billion as of December 2021 and $11.28 billion as of December 2020 of other secured financings collateralized by trading assets, investments and loans, and included $2.45 billion as of December 2021 and $5.63 billion as of December 2020 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of December 2021
Other secured financings (short-term)	$ 9,170
Other secured financings (long-term):
2023	3,585
2024	1,844
2025	855
2026	1,097
2027 - thereafter	1,993
Total other secured financings (long-term)	9,374
Total other secured financings	$18,544
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

	As of December

$ in millions	2021	2020
Collateral available to be delivered or repledged	$1,057,195	$864,494
Collateral that was delivered or repledged	$ 875,213	$723,409
The table below presents information about assets pledged.

As of December

$ in millions	2021	2020
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 68,208	$ 69,031
Investments	$ 12,840	$ 13,375
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$ 102,259	$ 99,142
Investments	$ 8,683	$ 2,331
Loans	$ 6,808	$ 8,320
Other assets	$ 8,878	$ 14,144
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $41.49 billion as of December 2021 and $32.97 billion as of December 2020.

172	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12.
Other Assets

The table below presents other assets by type.

	As of December

$ in millions	2021	2020
Property, leasehold improvements and equipment	$18,094	$23,147
Goodwill	4,285	4,332
Identifiable intangible assets	418	630
Operating lease right-of-use assets	2,292	2,280
Income tax-related assets	3,860	2,960
Miscellaneous receivables and other	5,659	4,096
Total	$34,608	$37,445
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $10.81 billion as of December 2021 and $10.12 billion as of December 2020. Property, leasehold improvements and equipment included $6.71 billion as of December 2021 and $6.54 billion as of December 2020 that the firm uses in connection with its operations, and $194 million as of December 2021 and $318 million as of December 2020 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
The firm had impairments of $143 million during 2021 and $171 million during 2020, primarily related to properties held by the firm’s investment entities. There were no material impairments during 2019.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of December

$ in millions	2021	2020
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,638	2,644
Asset Management	349	390
Consumer & Wealth Management:
Consumer banking	48	48
Wealth management	700	700
Total	$4,285	$4,332
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

Goldman Sachs 2021 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the fourth quarter of 2021, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units, by performing a qualitative assessment. Multiple factors were assessed with respect to each of the firm’s reporting units to determine whether it was more likely than not that the estimated fair value of any of those reporting units was less than its estimated carrying value. The qualitative assessment also considered changes since a quantitative test was last performed in 2019.
The firm considered the following factors in the qualitative annual assessment when evaluating whether it was more likely than not that the estimated fair value of a reporting unit was less than its estimated carrying value:

•
Performance Indicators.
During 2021, the firm’s net revenues, diluted earnings per common share (EPS), return on average common shareholders’ equity and book value per common share all increased from 2020 and from when a quantitative test was last performed in 2019. The firm’s operating expenses increased, primarily reflecting significantly higher compensation and benefits expenses (reflecting strong financial performance). Despite the increase in expenses, both the efficiency ratio (total operating expenses divided by total net revenues) and pre-tax
margin improved compared with 2020.

•
Macroeconomic Indicators.
The global economy continued to recover during 2021 from the impact of the
COVID-19
pandemic, as the lifting of health and safety restrictions amid vaccine distribution facilitated an increase in global economic recovery, and monetary and fiscal policy from central banks and governments remained accommodative. However, there remains uncertainty related to the impact and the duration of the
COVID-19
pandemic.

•	Firm and Industry Events. There were no events, entity-specific or otherwise, that would have had a significant negative impact on the valuation of the firm’s reporting units.

•
Fair Value Indicators.
Since the 2020 qualitative goodwill test, fair value indicators in the market generally improved, as global equity prices were higher, credit spreads were tighter, and the firm and its peers’ stock prices and price-to-book
multiples were higher. Despite increased inflation concerns, supply chain challenges and the rise in COVID-19 cases in the fourth quarter of 2021, the firm’s stock price and price-to-book
multiple ended the year higher compared with the end of 2020.

As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each reporting unit exceeded its respective estimated carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of December

$ in millions	2021	2020
By Reporting Unit
Global Markets:
FICC	$ 1	$ 2
Equities	43	45
Asset Management	122	274
Consumer & Wealth Management:
Consumer banking	–	6
Wealth management	252	303
Total	$ 418	$ 630
By Type
Customer lists
Gross carrying value	$ 1,460	$ 1,478
Accumulated amortization	(1,130)	(1,089)
Net carrying value	330	389
Acquired leases and other
Gross carrying value	500	710
Accumulated amortization	(412)	(469)
Net carrying value	88	241
Total gross carrying value	1,960	2,188
Total accumulated amortization	(1,542)	(1,558)
Total net carrying value	$ 418	$ 630
During 2021, the amount of intangible assets acquired by the firm was not material. The firm acquired $155 million of intangible assets during 2020, primarily related to acquired leases and customer lists, with a weighted average amortization period of 10 years.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

174	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tables below present information about the amortization of identifiable intangible assets.

	Year Ended December

$ in millions	2021	2020	2019
Amortization	$120	$147	$173

$ in millions	As of December 2021
Estimated future amortization
2022	$69
2023	$65
2024	$53
2025	$37
2026	$30
The firm tests intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during 2021, 2020 or 2019.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $305 million for 2021, $182 million for 2020 and $963 million (primarily related to the firm’s European headquarters in London) for 2019 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during 2021 and 2020.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $714 million as of December 2021 and $678 million as of December 2020.

•
Assets classified as held for sale of $1.02 billion as of December 2021 and $437 million as of December 2020 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2021
Consumer	$ 89,150	$ 20,533	$109,683
Private bank	85,427	9,665	95,092
Brokered certificates of deposit	–	30,816	30,816
Deposit sweep programs	37,965	–	37,965
Transaction banking	48,618	5,689	54,307
Other	275	36,089	36,364
Total	$261,435	$102,792	$364,227
As of December 2020
Consumer	$ 67,395	$ 29,530	$ 96,925
Private bank	67,185	1,183	68,368
Brokered certificates of deposit	–	30,060	30,060
Deposit sweep programs	22,987	–	22,987
Transaction banking	28,852	–	28,852
Other	–	12,770	12,770
Total	$186,419	$ 73,543	$259,962

Goldman Sachs 2021 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $35.43 billion as of December 2021 and $16.18 billion as of December 2020 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 0.9 years as of December 2021 and 1.3 years as of December 2020.

•
Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of December 2021, the firm had 15 such deposit sweep program agreements.

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $156.66 billion as of December 2021 and $123.03 billion as of December 2020.

•	Deposits insured by non-U.S. insurance programs were $31.44 billion as of December 2021 and $27.52 billion as of December 2020.
The table below presents the location of deposits.

	As of December

$ in millions	2021	2020
U.S. offices	$283,705	$206,356
Non-U.S. offices	80,522	53,606
Total	$364,227	$259,962
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of December 2021

$ in millions	U.S.	Non-U.S.	Total
2022	$48,842	$31,760	$ 80,602
2023	9,616	391	10,007
2024	4,747	125	4,872
2025	2,342	252	2,594
2026	2,335	265	2,600
2027 - thereafter	1,445	672	2,117
Total	$69,327	$33,465	$102,792
As of December 2021, deposits in U.S. offices included $25.44 billion and deposits in
non-U.S.
offices included $32.73 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2021 and December 2020. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2021 and December 2020.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of December

$ in millions	2021	2020
Unsecured short-term borrowings	$ 46,955	$ 52,870
Unsecured long-term borrowings	254,092	213,481
Total	$301,047	$266,351
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2021 and December 2020.

176	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about unsecured short-term borrowings.

	As of December

$ in millions	2021	2020
Current portion of unsecured long-term borrowings	$18,118	$25,914
Hybrid financial instruments	20,073	18,823
Commercial paper	6,730	6,085
Other unsecured short-term borrowings	2,034	2,048
Total unsecured short-term borrowings	$46,955	$52,870
Weighted average interest rate	2.34%	1.84%
In the table above:

•	The current portion of unsecured long-term borrowings included $9.16 billion as of December 2021 and $17.06 billion as of December 2020 issued by Group Inc.

•
The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2021
Fixed-rate obligations:
Group Inc.	$124,731	$43,219	$167,950
Subsidiaries	1,803	3,189	4,992
Floating-rate obligations:
Group Inc.	23,452	17,394	40,846
Subsidiaries	27,543	12,761	40,304
Total	$177,529	$76,563	$254,092
As of December 2020
Fixed-rate obligations:
Group Inc.	$ 98,858	$35,614	$134,472
Subsidiaries	1,700	3,145	4,845
Floating-rate obligations:
Group Inc.	18,579	18,871	37,450
Subsidiaries	23,440	13,274	36,714
Total	$142,577	$70,904	$213,481
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065 .

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on USD LIBOR, Euro Interbank Offered Rate or SOFR.
•
U.S. dollar-denominated debt had interest rates ranging from 0.48% to 7.68% (with a weighted average rate of 3.34%) as of December 2021 and 0.63% to 9.30% (with a weighted average rate of 4.07%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 1.86%) as of December 2021 and 0.13% to 13.00% (with a weighted average rate of 2.20%) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

	As of December 2021

$ in millions	Group Inc.	Subsidiaries	Total
2023	$ 33,921	$ 9,290	$ 43,211
2024	27,003	6,733	33,736
2025	23,158	5,645	28,803
2026	18,571	3,586	22,157
2027 – thereafter	106,143	20,042	126,185
Total	$208,796	$45,296	$254,092
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

•
Unsecured long-term borrowings included $6.24 billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $91 million in 2023, $305 million in 2024, $270 million in 2025, $214 million in 2026, and $5.36 billion in 2027 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs 2021 Form 10-K	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2021
Fixed-rate obligations:
At fair value	$ 4,798	$ 65	$ 4,863
At amortized cost	27,133	3,237	30,370
Floating-rate obligations:
At fair value	12,864	34,663	47,527
At amortized cost	164,001	7,331	171,332
Total	$208,796	$45,296	$254,092
As of December 2020
Fixed-rate obligations:
At fair value	$ 1,407	$ 114	$ 1,521
At amortized cost	27,482	3,345	30,827
Floating-rate obligations:
At fair value	9,721	29,669	39,390
At amortized cost	133,312	8,431	141,743
Total	$171,922	$41,559	$213,481
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 1.60% (2.25% related to fixed-rate obligations and 1.48% related to floating-rate obligations) as of December 2021 and 2.01% (3.34% related to fixed-rate obligations and 1.70% related to floating-rate obligations) as of December 2020. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $201.70 billion as of December 2021 and $172.57 billion as of December 2020. The estimated fair value of such unsecured long-term borrowings was $209.37 billion as of December 2021 and $183.29 billion as of December 2020. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2021 and December 2020.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both December 2021 and December 2020.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2021
Subordinated debt	$12,437	$15,571	1.74%
Junior subordinated debt	968	1,321	1.31%
Total	$13,405	$16,892	1.71%
As of December 2020
Subordinated debt	$14,136	$18,529	1.83%
Junior subordinated debt	968	1,430	1.32%
Total	$15,104	$19,959	1.80%
In the table above:

•
The par amount of subordinated debt issued by Group Inc. was $12.44 billion as of December 2021 and $14.14 billion as of December 2020, and the carrying value of subordinated debt issued by Group Inc. was $15.57 billion as of December 2021 and $18.53 billion as of December 2020.

•
The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both December 2021 and December 2020, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

178	Goldman Sachs 2021 Form 10-K

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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of December

$ in millions	2021	2020
Compensation and benefits	$10,838	$ 7,896
Income tax-related liabilities	2,360	3,155
Operating lease liabilities	2,288	2,283
Noncontrolling interests	840	1,640
Employee interests in consolidated funds	29	34
Accrued expenses and other	8,146	7,443
Total	$24,501	$22,451
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of December 2021
2022	$ 305
2023	307
2024	284
2025	258
2026	216
2027 - thereafter	1,655
Total undiscounted lease payments	3,025
Imputed interest	(737)
Total operating lease liabilities	$2,288
Weighted average remaining lease term	14 years
Weighted average discount rate	3.61%
As of December 2020
2021	$ 342
2022	301
2023	264
2024	247
2025	215
2026 - thereafter	1,899
Total undiscounted lease payments	3,268
Imputed interest	(985)
Total operating lease liabilities	$2,283
Weighted average remaining lease term	16 years
Weighted average discount rate	4.02%

Goldman Sachs 2021 Form 10-K	179

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
Operating lease costs were $463 million for 2021, $458 million for 2020 and $538 million for 2019. Variable lease costs, which are included in operating lease costs, were not material for 2021, 2020 and 2019. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both 2021 and 2020.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced were $300 million as of December 2021.
Accrued Expenses and Other
Accrued expenses and other included:

•
Liabilities classified as held for sale of $310 million as of December 2021 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of other secured financings primarily carried at fair value under the fair value option, and were related to assets classified as held for sale. See Note 12 for further information about assets held for sale. As of December 2020, liabilities classified as held for sale were not material.

•
Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service. As of both December 2021 and December 2020, the firm’s contract liabilities were not material.

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

	Year Ended December

$ in millions	2021	2020	2019
Residential mortgages	$29,048	$20,167	$15,124
Commercial mortgages	18,396	14,904	12,741
Other financial assets	4,377	1,775	1,252
Total financial assets	$51,821	$36,846	$29,117
Retained interests cash flows	$ 513	$ 331	$ 286
The firm securitized assets of $886 million for 2021, $551 million for 2020 and $601 million for 2019, in a non-cash
exchange for loans and investments.

180	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2021
U.S. government agency-issued CMOs	$ 33,984	$ 955	$ 3
Other residential mortgage-backed	23,262	1,114	96
Other commercial mortgage-backed	50,350	1,123	130
Corporate debt and other asset-backed	7,755	360	37
Total	$115,351	$3,552	$266
As of December 2020
U.S. government agency-issued CMOs	$ 20,841	$ 906	$ 4
Other residential mortgage-backed	24,262	1,170	23
Other commercial mortgage-backed	38,340	914	39
Corporate debt and other asset-backed	4,299	192	–
Total	$ 87,742	$3,182	$ 66
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2017 and thereafter.

•	The fair value of retained interests was $3.57 billion as of December 2021 and $3.19 billion as of December 2020.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $81 million as of December 2021 and $52 million as of December 2020, and the notional amount of these derivatives and commitments was $1.81 billion as of December 2021 and $1.43 billion as of December 2020. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December

$ in millions	2021	2020
Fair value of retained interests	$3,209	$2,993
Weighted average life (years)	5.1	4.7
Constant prepayment rate	14.1%	15.0%
Impact of 10% adverse change	$ (38)	$ (25)
Impact of 20% adverse change	$ (69)	$ (50)
Discount rate	5.6%	6.1%
Impact of 10% adverse change	$ (49)	$ (42)
Impact of 20% adverse change	$ (96)	$ (82)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $360 million and a weighted average life of 3.6 years as of December 2021, and a fair value of $192 million and a weighted average life of 3.9 years as of December 2020. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2021 and December 2020. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $360 million as of December 2021 and $192 million as of December 2020.

Goldman Sachs 2021 Form 10-K	181

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

182	Goldman Sachs 2021 Form 10-K

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December

$ in millions	2021	2020
Total nonconsolidated VIEs
Assets in VIEs	$176,809	$148,665
Carrying value of variable interests — assets	$ 9,582	$ 8,624
Carrying value of variable interests — liabilities	$ 928	$ 888
Maximum exposure to loss:
Retained interests	$ 3,552	$ 3,182
Purchased interests	1,071	1,041
Commitments and guarantees	2,440	2,455
Derivatives	8,682	8,343
Debt and equity	4,639	4,020
Total	$ 20,384	$ 19,041
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of December

$ in millions	2021	2020
Mortgage-backed
Assets in VIEs	$120,343	$99,353
Carrying value of variable interests — assets	$ 4,147	$ 4,014
Maximum exposure to loss:
Retained interests	$ 3,192	$ 2,990
Purchased interests	955	1,024
Commitments and guarantees	34	47
Derivatives	18	394
Total	$ 4,199	$ 4,455
Real estate, credit- and power-related and other investing
Assets in VIEs	$ 26,867	$20,934
Carrying value of variable interests — assets	$ 3,923	$ 3,288
Carrying value of variable interests — liabilities	$ 8	$ 14
Maximum exposure to loss:
Commitments and guarantees	$ 2,030	$ 1,374
Derivatives	64	84
Debt and equity	3,923	3,288
Total	$ 6,017	$ 4,746
Corporate debt and other asset-backed
Assets in VIEs	$ 18,391	$14,077
Carrying value of variable interests — assets	$ 1,156	$ 913
Carrying value of variable interests — liabilities	$ 920	$ 874
Maximum exposure to loss:
Retained interests	$ 360	$ 192
Purchased interests	116	17
Commitments and guarantees	250	989
Derivatives	8,597	7,862
Debt and equity	360	323
Total	$ 9,683	$ 9,383
Investments in funds
Assets in VIEs	$ 11,208	$14,301
Carrying value of variable interests — assets	$ 356	$ 409
Maximum exposure to loss:
Commitments and guarantees	$ 126	$ 45
Derivatives	3	3
Debt and equity	356	409
Total	$ 485	$ 457
As of both December 2021 and December 2020, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets primarily included in investments and loans, and liabilities included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

•	Investments in funds: Assets included in investments.

Goldman Sachs 2021 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of December

$ in millions	2021	2020
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 501	$ 312
Trading assets	122	96
Investments	153	880
Loans	1,988	2,099
Other assets	314	989
Total	$3,078	$4,376
Liabilities
Other secured financings	$1,143	$1,891
Customer and other payables	34	28
Trading liabilities	7	296
Unsecured short-term borrowings	146	43
Unsecured long-term borrowings	81	226
Other liabilities	163	948
Total	$1,574	$3,432
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

•	Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of December

$ in millions	2021	2020
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 274	$ 229
Trading assets	16	8
Investments	153	880
Loans	1,988	2,099
Other assets	314	989
Total	$2,745	$4,205
Liabilities
Other secured financings	$ 150	$ 649
Customer and other payables	34	28
Trading liabilities	7	46
Other liabilities	163	948
Total	$ 354	$1,671
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 227	$ 83
Trading assets	17	–
Total	$ 244	$ 83
Liabilities
Other secured financings	$ 602	$ 679
Total	$ 602	$ 679
Principal-protected notes
Assets
Trading assets	$ 89	$ 88
Total	$ 89	$ 88
Liabilities
Other secured financings	$ 391	$ 563
Trading liabilities	–	250
Unsecured short-term borrowings	146	43
Unsecured long-term borrowings	81	226
Total	$ 618	$1,082
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

184	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18. Commitments, Contingencies and Guarantees

Commitments
The table below presents commitments by type.

	As of December

$ in millions	2021	2020
Commitment Type
Commercial lending:
Investment-grade	$ 95,585	$ 83,801
Non-investment-grade	69,644	56,757
Warehouse financing	10,391	9,377
Credit cards	35,932	21,640
Total lending	211,552	171,575
Risk participations	10,016	8,054
Collateralized agreement	101,031	55,278
Collateralized financing	29,561	35,402
Investment	11,381	6,456
Other	9,143	8,203
Total commitments	$372,684	$284,968
The table below presents commitments by expiration.

	As of December 2021

$ in millions	2022	2023 - 2024	2025 - 2026	2027 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 19,095	$29,347	$46,021	$ 1,122
Non-investment-grade	5,353	24,008	26,878	13,405
Warehouse financing	1,584	6,350	2,057	400
Credit cards	35,932	–	–	–
Total lending	61,964	59,705	74,956	14,927
Risk participations	1,598	6,340	1,880	198
Collateralized agreement	99,455	1,576	–	–
Collateralized financing	29,561	–	–	–
Investment	6,130	1,965	1,082	2,204
Other	8,801	297	–	45
Total commitments	$207,509	$69,883	$77,918	$17,374
In the tables above, beginning in the fourth quarter of 2021, the firm’s commitments under letters of credit, issued by various banks which the firm provides to counterparties to satisfy certain collateral and margin deposit requirements, is included in other commitments. Previously, such letters of credit were disclosed as a separate line item in the tables above. Previously reported amounts have been conformed to the current presentation.
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
The table below presents information about lending commitments.

	As of December

$ in millions	2021	2020
Held for investment	$197,120	$162,513
Held for sale	13,175	6,594
At fair value	1,257	2,468
Total	$211,552	$171,575
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.05 billion (including allowance for credit losses of $776 million) as of December 2021 and $775 million (including allowance for credit losses of $557 million) as of December 2020. The estimated fair value of such lending commitments was a liability of $4.17 billion as of December 2021 and $4.05 billion as of December 2020. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $1.91 billion as of December 2021 and $2.43 billion as of December 2020 would have been classified in level 2, and $2.26 billion as of December 2021 and $1.62 billion as of December 2020 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $91 million as of December 2021 and $68 million as of December 2020. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both December 2021 and December 2020.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Goldman Sachs 2021 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $120.99 billion as of December 2021 and $110.31 billion as of December 2020, related to relationship lending activities (principally used for operating and general corporate purposes) and $21.07 billion as of December 2021 and $15.81 billion as of December 2020, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
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
Credit Cards.
The firm’s credit card lending commitments included $33.97 billion as of December 2021 and $21.64 billion as of December 2020 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. Credit card commitments also includes approximately $2.0 billion relating to the firm’s commitment to acquire a credit card portfolio in connection with its agreement, in January 2021, to form a co-branded
credit card relationship with General Motors. This acquisition was completed in February 2022.
Risk Participations
The firm also risk participates certain of its commercial lending commitments to other financial institutions. In the event of a risk participant’s default, the firm will be responsible to fund the borrower.
Collateralized Agreement Commitments/Collateralized Financing Commitments
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.60 billion as of December 2021 and $1.69 billion as of December 2020, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Investment commitments also included approximately $1.90 billion as of December 2021 related to the firm’s commitment to acquire NN Investment Partners, a leading European asset manager with approximately $320 billion in assets under supervision, in an
all-cash
transaction. This acquisition is expected to close in the second quarter of 2022. In addition, investment commitments included approximately $2.0 billion as of December 2021 related to the firm’s commitment to acquire GreenSky, Inc. (GreenSky), a leading technology company facilitating point-of-sale financing for merchants and consumers. This acquisition is expected to close in
the first quarter of 2022. The GreenSky acquisition will be an all-stock
transaction in which stockholders of GreenSky and unit holders of GreenSky Holdings, LLC (GreenSky Holdings) will receive 0.03 shares of the firm’s common stock for each share of GreenSky Class A common stock and each GreenSky Holdings common unit. The investment commitment in the table above represents the purchase price of the acquisition based on the stock price of Group Inc. as of December 2021. However, the final purchase price of the acquisition will depend upon the stock price of Group Inc. at the time of the closing of the transaction. In connection with this transaction, the firm provided a commitment to acquire up to
$800 million of loans originated by GreenSky’s bank partners, and, as of December 2021, had acquired approximately $200 million of loans under this commitment. The remaining commitment of approximately $600 million is included in other commitments in the table above. In the event that the acquisition is not completed, the firm has agreed to provide a commitment to purchase up to an additional $1.0 billion of loans originated by GreenSky’s bank partners. This commitment is not included in the table above.

186	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of December 2021
Carrying Value of Net Liability	$ 3,406	$ –	$ 234
Maximum Payout/Notional Amount by Period of Expiration
2022	$ 68,212	$ 11,046	$ 871
2023 - 2024	48,273	–	3,608
2025 - 2026	19,706	–	2,015
2027 - thereafter	30,006	–	97
Total	$166,197	$11,046	$6,591
As of December 2020
Carrying Value of Net Liability	$ 4,357	$ –	$ 253
Maximum Payout/Notional Amount by Period of Expiration
2021	$ 89,202	$21,352	$1,263
2022 - 2023	56,204	–	3,304
2024 - 2025	23,389	–	2,787
2026 - thereafter	32,244	–	268
Total	$201,039	$21,352	$7,622
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.10 billion as of December 2021 and $1.66 billion as of December 2020, and derivative liabilities of $4.51 billion as of December 2021 and $6.02 billion as of December 2020.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $11.05 billion as of December 2021 and $19.86 billion as of December 2020. Collateral held by the lenders in connection with securities lending indemnifications was $11.36 billion as of December 2021 and $20.39 billion as of December 2020. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs 2021 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. There were no amounts outstanding under the guarantee as of December 2021. As of December 2020, the maximum payout on this guarantee was $1.49 billion and the related collateral held was $1.50 billion.
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

188	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both December 2021 and December 2020.
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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both December 2021 and December 2020.
Guarantees of Subsidiaries.
Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI) and Goldman Sachs Bank Europe SE (GSBE) related to agreements that each entity has entered into with certain of its counterparties. Furthermore, Group Inc. provided a guarantee to GS Bank USA in 2020 related to securities that GS Bank USA acquired from certain affiliated funds of Group Inc. and loans and lending commitments that GS Bank USA acquired from certain subsidiaries of Group Inc. As of December 2021, none of the securities acquired from the affiliated funds were outstanding.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both December 2021 and December 2020, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Year Ended December

in millions, except per share amounts	2021	2020	2019
Common share repurchases	15.3	8.2	25.8
Average cost per share	$339.81	$236.35	$206.56
Total cost of common share repurchases	$ 5,200	$ 1,928	$ 5,335
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, 1,830 shares in 2021, 3,476 shares in 2020 and 7,490 shares in 2019 were remitted with a total value of $0.5 million in 2021, $0.9 million in 2020 and $2 million in 2019, and the firm cancelled 3.4 million share-based awards in 2021, 3.4 million in 2020 and 3.8 million in 2019 with a total value of $984 million in 2021, $829 million in 2020 and $743 million in 2019.

Goldman Sachs 2021 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents common stock dividends declared.

	Year Ended December

	2021	2020	2019
Dividends declared per common share	$6.50	$5.00	$4.15
On
January 14, 2022
, the Board of Directors of Group Inc. (Board) declared a dividend of $
2.00
per common share to be paid on

March 30, 2022
to common shareholders of record on

March 2, 2022.
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of December 2021.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N/A
F	5,000	1,615	1,615	N/A
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
Total	472,700	400,282	400,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$ 25,000	$ 750
C	Currently redeemable	$ 25,000	200
D	Currently redeemable	$ 25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$ 25,000	1,000
K	May 10, 2024	$ 25,000	700
O	November 10, 2026	$ 25,000	650
P	November 10, 2022	$ 25,000	1,500
Q	August 10, 2024	$ 25,000	500
R	February 10, 2025	$ 25,000	600
S	February 10, 2025	$ 25,000	350
T	May 10, 2026	$ 25,000	675
U	August 10, 2026	$ 25,000	750
V	November 10, 2026	$ 25,000	750
Total			$10,703
In the tables above:

•	All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.

•	The earliest redemption date represents the date on which each share of non-cumulative preferred stock is redeemable at the firm’s option.

•	Prior to redeeming preferred stock, the firm must receive approval from the FRB.
•	In October 2021, the firm issued 30,000 shares of Series V 4.125% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series V Preferred Stock).

•	In July 2021, the firm issued 30,000 shares of Series U 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series U Preferred Stock).

•	In April 2021, the firm issued 27,000 shares of Series T 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series T Preferred Stock).

•
The redemption price per share for Series A through F and Series Q through V Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E and Series F Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 14 for information about the replacement capital covenants applicable to the Series E and Series F Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•
The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

In 2021, the firm
redeemed
all outstanding shares of its (i) Series N 6.30%
Non-Cumulative
Preferred Stock with a redemption value of $675 million ($25,000 per share), plus accrued and unpaid dividends and its (ii) Series M 5.375%
Fixed-to-Floating
Rate
Non-Cumulative
Preferred Stock with a redemption value of $2 billion ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value at the time of these redemptions was $41 million, which was recorded as an addition to preferred stock dividends in 2021.
In 2020, the firm redeemed the remaining 14,000 outstanding shares of its Series L 5.70%
Non-Cumulative
Preferred Stock with a redemption value of $350 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $1 million, which was recorded as an addition to preferred stock dividends in 2020.

190	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the dividend rates of perpetual preferred stock as of December 2021.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	Year Ended December

	2021		2020		2019

Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$ 950.51	$ 28	$ 947.92	$ 28	$ 947.92	$ 28
B	$ –	–	$ –	–	$ 775.00	5
C	$1,013.90	8	$1,011.12	8	$1,011.11	8
D	$1,013.90	55	$1,011.12	55	$1,011.11	54
E	$4,055.55	31	$4,055.55	31	$4,044.44	31
F	$4,055.55	7	$4,055.55	6	$4,044.44	7
J	$1,375.00	55	$1,375.00	55	$1,375.00	55
K	$1,593.76	44	$1,593.76	45	$1,593.76	45
L	$ –	–	$ 361.54	4	$1,519.67	68
M	$ –	–	$1,217.16	97	$1,343.76	107
N	$ 787.50	19	$1,575.00	43	$1,575.00	43
O	$1,325.00	34	$1,325.00	34	$1,325.00	34
P	$1,250.00	75	$1,250.00	75	$1,250.00	75
Q	$1,375.00	28	$1,577.43	32	$ –	–
R	$1,237.50	30	$ 910.94	22	$ –	–
S	$1,100.00	15	$ 586.67	8	$ –	–
T	$ 511.94	14	$ –	–	$ –	–
Total		$443		$543		$560
On January 6, 2022, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock and $486.67 per share of Series U Preferred Stock to be paid on February 10, 2022 to preferred shareholders of record on January 26, 2022. In addition, the firm declared dividends of $1,000.00 per share of Series E Preferred Stock and $1,000.00 per share of Series F Preferred Stock to be paid on March 1, 2022 to preferred shareholders of record on February 14, 2022.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2021
Currency translation	$ (696)	$ (42)	$ (738)
Debt valuation adjustment	(833)	322	(511)
Pension and postretirement liabilities	(368)	41	(327)
Available-for-sale securities	463	(955)	(492)
Total	$(1,434)	$ (634)	$(2,068)
Year Ended December 2020
Currency translation	$ (616)	$ (80)	$ (696)
Debt valuation adjustment	(572)	(261)	(833)
Pension and postretirement liabilities	(342)	(26)	(368)
Available-for-sale securities	46	417	463
Total	$ (1,484)	$ 50	$ (1,434)
Year Ended December 2019
Currency translation	$ (621)	$ 5	$ (616)
Debt valuation adjustment	1,507	(2,079)	(572)
Pension and postretirement liabilities	(81)	(261)	(342)
Available-for-sale securities	(112)	158	46
Total	$ 693	$(2,177)	$ (1,484)

Goldman Sachs 2021 Form 10-K	191

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
The capital requirements are expressed as risk-based capital and leverage ratios that compare measures of regulatory capital to risk-weighted assets (RWAs), average assets and off-balance
sheet exposures. Failure to comply with these capital requirements would result in restrictions being imposed by the firm’s regulators and could limit the firm’s ability to repurchase shares, pay dividends and make certain discretionary compensation payments. The firm’s capital levels are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Furthermore, certain of the firm’s subsidiaries are subject to separate regulations and capital requirements.
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
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of December 2021
CET1 capital ratio	13.4%	9.5%
Tier 1 capital ratio	14.9%	11.0%
Total capital ratio	16.9%	13.0%
As of December 2020
CET1 capital ratio	13.6%	9.5%
Tier 1 capital ratio	15.1%	11.0%
Total capital ratio	17.1%	13.0%
In the table above:

•
As of both December 2021 and December 2020, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.4% as of December 2021 and 6.6% as of December 2020 under the Standardized Capital Rules and a buffer of 2.5% as of both December 2021 and December 2020 under the Advanced Capital Rules.

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
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

192	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2021
CET1 capital	$ 96,254	$ 96,254
Tier 1 capital	$106,766	$106,766
Tier 2 capital	$ 14,636	$ 12,051
Total capital	$121,402	$118,817
RWAs	$676,863	$647,921
CET1 capital ratio	14.2%	14.9%
Tier 1 capital ratio	15.8%	16.5%
Total capital ratio	17.9%	18.3%
As of December 2020
CET1 capital	$ 81,641	$ 81,641
Tier 1 capital	$ 92,730	$ 92,730
Tier 2 capital	$ 15,424	$ 13,279
Total capital	$108,154	$106,009
RWAs	$554,162	$609,750
CET1 capital ratio	14.7%	13.4%
Tier 1 capital ratio	16.7%	15.2%
Total capital ratio	19.5%	17.4%
In the table above,

•
As permitted by the FRB, the firm elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase

in
the effects through January 2025. In addition, the firm elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both December 2021 and December 2020 would not have had a material impact on the firm’s capital ratios.

•
In the third quarter of 2021, based on regulatory feedback, the firm revised certain interpretations of the Capital Rules underlying the calculation of Standardized RWAs. As of December 2020, this change would have increased the firm’s Standardized RWAs of $554 billion by approximately $23 billion, which would have reduced the firm’s Standardized CET1 capital ratio of 14.7% by 0.6 percentage points, Standardized Tier 1 capital ratio of 16.7% by 0.6 percentage points and Standardized Total capital ratio of 19.5% by 0.8 percentage points.

•
In December 2021, the firm early adopted the U.S. federal bank regulatory agencies’ final rule that implements the new standardized approach for counterparty credit risk
(SA-CCR).
SA-CCR
replaced the current exposure method for calculating the exposure amount of derivative contracts for determining Standardized RWAs and supplementary leverage exposure. Adoption of
SA-CCR
resulted in a decrease to the firm’s Standardized CET1 capital ratio by approximately 0.3 percentage points as of December 2021.

Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to
G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of December

$ in millions	2021	2020
Tier 1 capital	$ 106,766	$ 92,730
Average total assets	$1,466,770	$1,152,785
Deductions from Tier 1 capital	(4,583)	(4,948)
Average adjusted total assets	1,462,187	1,147,837
Impact of SLR temporary amendment	–	(202,748)
Off-balance sheet and other exposures	448,334	387,848
Total leverage exposure	$1,910,521	$1,332,937
Tier 1 leverage ratio	7.3%	8.1%
SLR	5.6%	7.0%
In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of CECL transition.

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

•	Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•
SLR is calculated as Tier 1 capital divided by total leverage exposure. Adoption of
SA-CCR
in December 2021, as described above, did not result in a material impact to the firm’s SLR for the three months ended December 2021.

Goldman Sachs 2021 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Risk-Based Capital.
The table below presents information about risk-based capital.

	As of December

$ in millions	2021	2020
Common shareholders’ equity	$ 99,223	$ 84,729
Impact of CECL transition	1,105	1,126
Deduction for goodwill	(3,610)	(3,652)
Deduction for identifiable intangible assets	(401)	(601)
Other adjustments	(63)	39
CET1 capital	96,254	81,641
Preferred stock	10,703	11,203
Deduction for investments in covered funds	(189)	(106)
Other adjustments	(2)	(8)
Tier 1 capital	$106,766	$ 92,730
Standardized Tier 2 and Total capital
Tier 1 capital	$106,766	$ 92,730
Qualifying subordinated debt	11,554	12,196
Junior subordinated debt	94	188
Allowance for credit losses	3,034	3,095
Other adjustments	(46)	(55)
Standardized Tier 2 capital	14,636	15,424
Standardized Total capital	$121,402	$108,154
Advanced Tier 2 and Total capital
Tier 1 capital	$106,766	$ 92,730
Standardized Tier 2 capital	14,636	15,424
Allowance for credit losses	(3,034)	(3,095)
Other adjustments	449	950
Advanced Tier 2 capital	12,051	13,279
Advanced Total capital	$118,817	$106,009
In the table above:

•
Impact of CECL transition represents the impact of adoption as of January 1, 2020 and the impact of increasing regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020. The allowance for credit losses within Standardized and Advanced Tier 2 capital also reflects the impact of these adjustments.

•	Deduction for goodwill was net of deferred tax liabilities of $675 million as of December 2021 and $680 million as of December 2020.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $17 million as of December 2021 and $29 million as of December 2020.
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

•
Junior subordinated debt is debt issued to a Trust. As of December 2021, 10% of this debt was included in Tier 2 capital and 90% was phased out of regulatory capital. As of December 2020, 20% of this debt was included in Tier 2 capital and 80% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm and was fully phased out of Tier 2 capital beginning in January 2022. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

194	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Year Ended December 2021
CET1 capital
Beginning balance	$ 81,641	$ 81,641
Change in:
Common shareholders’ equity	14,494	14,494
Impact of CECL transition	(21)	(21)
Deduction for goodwill	42	42
Deduction for identifiable intangible assets	200	200
Other adjustments	(102)	(102)
Ending balance	$ 96,254	$ 96,254
Tier 1 capital
Beginning balance	$ 92,730	$ 92,730
Change in:
CET1 capital	14,613	14,613
Deduction for investments in covered funds	(83)	(83)
Preferred stock	(500)	(500)
Other adjustments	6	6
Ending balance	106,766	106,766
Tier 2 capital
Beginning balance	15,424	13,279
Change in:
Qualifying subordinated debt	(642)	(642)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	(61)	–
Other adjustments	9	(492)
Ending balance	14,636	12,051
Total capital	$121,402	$118,817
Year Ended December 2020
CET1 capital
Beginning balance	$ 74,850	$ 74,850
Change in:
Common shareholders’ equity	5,667	5,667
Impact of CECL transition	1,126	1,126
Deduction for goodwill	(123)	(123)
Deduction for identifiable intangible assets	3	3
Other adjustments	118	118
Ending balance	$ 81,641	$ 81,641
Tier 1 capital
Beginning balance	$ 85,440	$ 85,440
Change in:
CET1 capital	6,791	6,791
Deduction for investments in covered funds	504	504
Other adjustments	(5)	(5)
Ending balance	92,730	92,730
Tier 2 capital
Beginning balance	14,925	13,473
Change in:
Qualifying subordinated debt	(651)	(651)
Junior subordinated debt	(96)	(96)
Allowance for credit losses	1,293	–
Other adjustments	(47)	553
Ending balance	15,424	13,279
Total capital	$108,154	$106,009
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

Goldman Sachs 2021 Form 10-K	195

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
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on one occasion during 2021 and on six occasions during 2020 (all of which occurred during March 2020 and, as permitted by the FRB, did not have any impact on the firm’s VaR multiplier used to calculate Market RWAs);

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of December 2021
Credit RWAs
Derivatives	$175,628	$109,532
Commitments, guarantees and loans	233,639	182,210
Securities financing transactions	76,346	14,407
Equity investments	43,256	45,582
Other	71,485	86,768
Total Credit RWAs	600,354	438,499
Market RWAs
Regulatory VaR	13,510	13,510
Stressed VaR	38,922	38,922
Incremental risk	6,867	6,867
Comprehensive risk	2,521	2,521
Specific risk	14,689	14,689
Total Market RWAs	76,509	76,509
Total Operational RWAs	–	132,913
Total RWAs	$676,863	$647,921
As of December 2020
Credit RWAs
Derivatives	$120,292	$111,691
Commitments, guarantees and loans	176,501	151,587
Securities financing transactions	71,427	16,568
Equity investments	46,944	49,268
Other	70,274	83,599
Total Credit RWAs	485,438	412,713
Market RWAs
Regulatory VaR	14,913	14,913
Stressed VaR	31,978	31,978
Incremental risk	7,882	7,882
Comprehensive risk	1,758	1,758
Specific risk	12,193	12,193
Total Market RWAs	68,724	68,724
Total Operational RWAs	–	128,313
Total RWAs	$554,162	$609,750
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

196	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Year Ended December 2021
RWAs
Beginning balance	$554,162	$609,750
Credit RWAs
Change in:
Derivatives	55,336	(2,159)
Commitments, guarantees and loans	57,138	30,623
Securities financing transactions	4,919	(2,161)
Equity investments	(3,688)	(3,686)
Other	1,211	3,169
Change in Credit RWAs	114,916	25,786
Market RWAs
Change in:
Regulatory VaR	(1,403)	(1,403)
Stressed VaR	6,944	6,944
Incremental risk	(1,015)	(1,015)
Comprehensive risk	763	763
Specific risk	2,496	2,496
Change in Market RWAs	7,785	7,785
Change in Operational RWAs	–	4,600
Ending balance	$676,863	$647,921
Year Ended December 2020
RWAs
Beginning balance	$563,575	$544,653
Credit RWAs
Change in:
Derivatives	(614)	39,060
Commitments, guarantees and loans	(3,239)	17,131
Securities financing transactions	5,560	2,734
Equity investments	(9,870)	(12,624)
Other	(5,386)	5,333
Change in Credit RWAs	(13,549)	51,634
Market RWAs
Change in:
Regulatory VaR	5,980	5,980
Stressed VaR	1,067	1,067
Incremental risk	3,574	3,574
Comprehensive risk	365	567
Specific risk	(6,850)	(6,850)
Change in Market RWAs	4,136	4,338
Change in Operational RWAs	–	9,125
Ending balance	$554,162	$609,750
RWAs Rollforward Commentary
Year Ended December 2021.
Standardized Credit RWAs as of December 2021 increased by $114.92 billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity and revisions to certain interpretations of the Capital Rules underlying the RWA calculation based on regulatory feedback) and an increase in derivatives (principally due to increased exposures and the impact of SA-CCR adoption). Standardized Market RWAs as of December 2021 increased by $7.79 billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates).
Advanced Credit RWAs as of December 2021 increased by $25.79 billion compared with December 2020, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending activity). This increase was partially offset by a decrease in equity investments (principally due to the sale of equity positions). Advanced Market RWAs as of December 2021 increased by $7.79 billion compared with December 2020, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates). Advanced Operational RWAs as of December 2021 increased by $4.60 billion compared with December 2020, primarily associated with litigation and regulatory proceedings.
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

Goldman Sachs 2021 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bank Subsidiaries
GS Bank USA.
GS Bank USA is the firm’s primary U.S. bank subsidiary. GS Bank USA is an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated under the Capital Framework. On July 1, 2021, GS Bank USA acquired GSBE, a
non-U.S.
banking subsidiary of the firm, which is also subject to standalone regulatory capital requirements noted below. GS Bank USA is an Advanced approach banking organization under the Capital Framework.
The Capital Framework includes the minimum risk-based capital and the capital conservation buffer requirements (consisting of a 2.5% buffer and the countercyclical capital buffer). The buffer must consist entirely of capital that qualifies as CET1 capital. In addition, the Capital Framework includes the leverage ratio requirement.
GS Bank USA is required to calculate the CET1 capital, Tier 1 capital and Total capital ratios in accordance with both the Standardized and Advanced Capital Rules. The lower of each risk-based capital ratio under the Standardized and Advanced Capital Rules is the ratio against which GS Bank USA’s compliance with its risk-based capital requirements is assessed. In addition, under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for a “well-capitalized” depository institution, GS Bank USA must also meet the “well-capitalized” requirements in the table below. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with the capital requirements, including a breach of the buffers described below, would result in restrictions being imposed by the regulators.
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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2021
CET1 capital	$ 42,535	$ 42,535
Tier 1 capital	$ 42,535	$ 42,535
Tier 2 capital	$ 6,430	$ 4,646
Total capital	$ 48,965	$ 47,181
RWAs	$312,601	$222,607
CET1 capital ratio	13.6%	19.1%
Tier 1 capital ratio	13.6%	19.1%
Total capital ratio	15.7%	21.2%
As of December 2020
CET1 capital	$ 34,687	$ 34,687
Tier 1 capital	$ 34,687	$ 34,687
Tier 2 capital	$ 6,312	$ 4,963
Total capital	$ 40,999	$ 39,650
RWAs	$280,877	$173,442
CET1 capital ratio	12.3%	20.0%
Tier 1 capital ratio	12.3%	20.0%
Total capital ratio	14.6%	22.9%
In the table above:

•
In accordance with the reporting requirements for business combinations of entities under common control, prior period amounts are presented as if the acquisition of GSBE by GS Bank USA had occurred at the beginning of 2020.

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both December 2021 and December 2020.

•
As permitted by the FRB, GS Bank USA elected to temporarily delay the estimated effects of adopting CECL on regulatory capital until January 2022 and to subsequently phase

in
the effects through January 2025. In addition, GS Bank USA elected to increase regulatory capital by 25% of the increase in the allowance for credit losses since January 1, 2020, as permitted by the rules issued by the FRB. The impact of this increase will also be phased in over the three-year transition period. Reflecting the full impact of CECL as of both December 2021 and December 2020 would not have had a material impact on GS Bank USA’s Standardized risk-based capital ratios.

198	Goldman Sachs 2021 Form 10-K

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

•	In December 2021, GS Bank USA adopted SA-CCR , which resulted in an increase to GS Bank USA’s Standardized CET1 capital ratio by approximately 1.9 percentage points as of December 2021.

•
The Standardized risk-based capital ratios increased from December 2020 to December 2021, reflecting an increase in capital due to capital contributions and net earnings, partially offset by an increase in both Credit and Market RWAs. The increase in Standardized Credit RWAs reflected an increase in commitments, guarantees and loans (principally due to increased lending activity and revisions to certain interpretations of the Capital Rules underlying the RWA calculation based on regulatory feedback described above), partially offset by a decrease in derivatives (principally due to the impact of SA-CCR adoption described above). The increase in Standardized Market RWAs primarily reflected an increase in stressed VaR and regulatory VaR (in each case, principally due to increased exposures to interest rates).

•
The Advanced risk-based capital ratios decreased from December 2020 to December 2021, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital due to capital contributions and net earnings. The increase in Advanced Credit RWAs reflected an increase in commitments, guarantees and loans (principally due to increased lending activity) and the increase in Advanced Market RWAs primarily reflected an increase in stressed VaR and regulatory VaR (in each case, principally due to increased exposures to interest rates).

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of December

$ in millions	2021	2020
Tier 1 capital	$ 42,535	$ 34,687
Average adjusted total assets	$409,739	$310,690
Total leverage exposure	$627,799	$381,637
Tier 1 leverage ratio	10.4%	11.2%
SLR	6.8%	9.1%
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

•
SLR is calculated as Tier 1 capital divided by total leverage exposure. Adoption of
SA-CCR
in December 2021 resulted in an increase to GS Bank USA’s SLR by approximately 0.2 percentage points for the three months ended December 2021.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both December 2021 and December 2020, the reserve requirement ratio was zero percent. The amount deposited by GS Bank USA at the Federal Reserve was $122.01 billion as of December 2021 and $52.71 billion as of December 2020.
GS Bank USA is a registered swap dealer with the CFTC and, beginning in the fourth quarter of 2021, also became a registered security-based swap dealer with the SEC. As of December 2021, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

Goldman Sachs 2021 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

GSIB.
GSIB is our U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSIB’s risk-based capital requirements.

	As of December

	2021	2020
Risk-based capital requirements
CET1 capital ratio	8.5%	8.3%
Tier 1 capital ratio	10.5%	10.3%
Total capital ratio	13.2%	12.9%
The table below presents information about GSIB’s risk-based capital ratios.

	As of December

$ in millions	2021	2020
Risk-based capital and risk-weighted assets
CET1 capital	$ 3,408	$ 3,051
Tier 1 capital	$ 3,408	$ 3,051
Tier 2 capital	$ 826	$ 827
Total capital	$ 4,234	$ 3,878
RWAs	$17,196	$19,263
Risk-based capital ratios
CET1 capital ratio	19.8%	15.8%
Tier 1 capital ratio	19.8%	15.8%
Total capital ratio	24.6%	20.1%
In the table above, the risk-based capital ratios as of December 2021 reflected GSIB’s profits after foreseeable charges for the year ended December 2021 (which will not be finalized until verification by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital). These profits contributed approximately 68 basis points to the CET1 capital ratio.
The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
GSIB is subject to minimum reserve requirements at the Bank of England. The minimum reserve requirement was $172 million as of December 2021 and $126 million as of December 2020. The amount deposited by GSIB at the Bank of England was $2.20 billion as of December 2021 and $9.82 billion as of December 2020.
GSBE.
GSBE is our German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is subject to the capital requirements prescribed in the amended E.U. Capital Requirements Directive (CRD) and E.U. Capital Requirements Regulation (CRR), which are largely based on Basel III.
The table below presents GSBE’s risk-based capital requirements.

	As of December

	2021	2020
Risk-based capital requirements
CET1 capital ratio	8.7%	7.0%
Tier 1 capital ratio	10.8%	8.5%
Total capital ratio	13.5%	10.5%
The table below presents information about GSBE’s risk-based capital ratios.

	As of December

$ in millions	2021	2020
Risk-based capital and risk-weighted assets
CET1 capital	$ 6,527	$ 3,991
Tier 1 capital	$ 6,527	$ 3,991
Tier 2 capital	$ 23	$ 24
Total capital	$ 6,550	$ 4,015
RWAs	$28,924	$11,634
Risk-based capital ratios
CET1 capital ratio	22.6%	34.3%
Tier 1 capital ratio	22.6%	34.3%
Total capital ratio	22.6%	34.5%
In the table above:

•
The risk-based capital ratios as of December 2021 reflected GSBE’s profits after foreseeable charges for the year ended December 2021 (which will not be finalized until verification by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital). These profits contributed approximately 106 basis points to the CET1 capital ratio.

•
Risk-based capital ratios as of December 2021 reflected the CRR and the CRD rules which implement changes in the Basel standards with respect to counterparty credit risk and large exposure. These rules became effective in June 2021. Adoption of these rules did not result in a material impact to GSBE’s risk-based capital ratios as of December 2021.

200	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents GSBE’s leverage ratio requirement which became effective in June 2021 and the leverage ratio.

As of December 2021
Leverage ratio requirement	3.0%
Leverage ratio	7.6%
In the table above, the leverage ratio as of December 2021 reflected GSBE’s profits after foreseeable charges for the year ended December 2021 (which will not be finalized until verification by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital). These profits contributed approximately 58 basis points to the leverage ratio.
The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides insurance for certain eligible deposits not covered by the German statutory deposit program. GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. The minimum reserve requirement was $189 million as of December 2021 and $25 million as of December 2020. The amount deposited by GSBE at central banks was $20.36 billion as of December 2021 and $3.17 billion as of December 2020, substantially all of which was deposited with Deutsche Bundesbank.
GSBE is a registered swap dealer with the CFTC and, beginning in the fourth quarter of 2021, also became a registered security-based swap dealer with the SEC. As of December 2021, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $118.90 billion as of December 2021 and $103.80 billion as of December 2020, of which Group Inc. was required to maintain $77.22 billion as of December 2021 and $63.68 billion as of December 2020, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
dollar-denominated
debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs 2021 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 21.
Earnings Per Common Share
Basic EPS is calculated by dividing net earnings to common by the weighted average number of common shares outstanding and restricted stock units (RSUs) for which the delivery of the underlying common stock is not subject to satisfaction of future service, performance or market conditions (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for RSUs for which the delivery of the underlying common stock is subject to satisfaction of future service, performance or market conditions.
The table below presents information about basic and diluted EPS.

	Year Ended December

in millions, except per share amounts	2021	2020	2019
Net earnings to common	$21,151	$8,915	$7,897
Weighted average basic shares	350.5	356.4	371.6
Effect of dilutive RSUs	5.3	3.9	3.9
Weighted average diluted shares	355.8	360.3	375.5
Basic EPS	$ 60.25	$24.94	$21.18
Diluted EPS	$ 59.45	$24.74	$21.03
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.10 for 2021, and $0.07 for both 2020 and 2019.

•	Diluted EPS does not include antidilutive RSUs , including those that are subject to market conditions , of 0.3 million for 2021, and 0.1 million for both 2020 and 2019.
Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Year Ended December

$ in millions	2021	2020	2019
Fees earned from funds	$3,707	$3,393	$2,967

	As of December

$ in millions	2021	2020
Fees receivable from funds	$ 873	$ 803
Aggregate carrying value of interests in funds	$4,321	$5,068
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $595 million (of which $565 million related to voluntary waivers on money market funds) for 2021, $109 million for 2020 and $44 million for 2019.
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
In March 2020, GS Bank USA and unaffiliated entities purchased certificates of deposit and commercial paper from two money market funds managed by the firm. These funds are not covered funds under the Volcker Rule. GS Bank USA’s purchase price of these securities was $1.84 billion, of which none were outstanding as of December 2021 and $321 million were outstanding as of December 2020. These purchases were made to promote liquidity in the short-term credit markets and to increase the funds’ weekly liquid assets. Group Inc. provided a guarantee to GS Bank USA in connection with these securities. See Note 18 for information about guarantees provided by Group Inc. to subsidiaries.

202	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm had an outstanding guarantee, as permitted under the Volcker Rule, on behalf of its funds, of $87 million as of December 2020. The firm had voluntarily provided this guarantee in connection with a financing agreement with a third-party lender executed by one of the firm’s real estate funds that is not covered by the Volcker Rule. The firm had no outstanding guarantee as of December 2021 and except as noted above, the firm has not provided any additional financial support to its affiliated funds during 2021 and 2020.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Year Ended December

$ in millions	2021	2020	2019
Deposits with banks	$ (24)	$ 245	$ 1,211
Collateralized agreements	(980)	282	4,397
Trading assets	4,716	5,210	5,899
Investments	1,589	1,627	1,457
Loans	5,319	4,883	5,411
Other interest	1,500	1,442	3,363
Total interest income	12,120	13,689	21,738
Deposits	1,303	2,386	3,568
Collateralized financings	–	599	2,658
Trading liabilities	1,662	1,238	1,213
Short-term borrowings	527	542	668
Long-term borrowings	3,231	4,153	5,359
Other interest	(1,073)	20	3,910
Total interest expense	5,650	8,938	17,376
Net interest income	$ 6,470	$ 4,751	$ 4,362
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.
•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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
The table below presents information about the provision for taxes.

	Year Ended December

$ in millions	2021	2020	2019
Current taxes
U.S. federal	$2,904	$1,759	$1,113
State and local	574	555	388
Non-U.S.	1,926	1,539	950
Total current tax expense	5,404	3,853	2,451
Deferred taxes
U.S. federal	192	(798)	(383)
State and local	72	(42)	(20)
Non-U.S.	(259)	7	69
Total deferred tax benefit	5	(833)	(334)
Provision for taxes	$5,409	$3,020	$2,117
The table below presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate.

	Year Ended December

	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	1.9	3.1	2.9
Settlement of employee share-based awards	(0.7)	(1.0)	(0.6)
Non-U.S. operations	(1.5)	(2.4)	(3.6)
Tax credits	(0.6)	(1.2)	(1.8)
Tax-exempt income, including dividends	(0.5)	(0.6)	(1.0)
Non-deductible legal expenses	–	5.6	2.1
Other	0.4	(0.3)	1.0
Effective income tax rate	20.0%	24.2%	20.0%
In the table above,
Non-U.S.
operations include the impact of the Base Erosion and Anti-Abuse Tax and Global Intangible Low Taxed Income (GILTI).

Goldman Sachs 2021 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or d
e
ductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses in various tax jurisdictions. Tax assets are included in other assets and tax liabilities are included in other liabilities.
The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December

$ in millions	2021	2020
Deferred tax assets
Compensation and benefits	$1,978	$1,609
ASC 740 asset related to unrecognized tax benefits	287	200
Non-U.S. operations	606	737
Net operating losses	681	510
Occupancy-related	151	138
Other comprehensive income/(loss)-related	593	282
Tax credits carryforward	43	34
Operating lease liabilities	624	618
Allowance for credit losses	1,081	1,054
Other, net	271	333
Subtotal	6,315	5,515
Valuation allowance	(895)	(551)
Total deferred tax assets	$5,420	$4,964
Deferred tax liabilities
Depreciation and amortization	$1,225	$1,153
Unrealized gains	1,114	1,120
Operating lease right-of-use assets	585	581
Total deferred tax liabilities	$2,924	$2,854

The firm has recorded deferred tax assets of $681 million as of December 2021 and $510 million as of December 2020, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $285 million as of December 2021 and $79 million as of December 2020, related to these net operating loss carryforwards.
As of December 2021, the U.S. federal net operating loss carryforward was $1.16 billion, the state and local net operating loss carryforward was $1.80 billion, and the foreign net operating loss carryforward was $1.31 billion. If not utilized, the U.S. federal, the state and local, and foreign net operating loss carryforwards will begin to expire in 2022. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2021, the firm has recorded deferred tax assets of $32 million in connection with general business credit carryforwards and $11 million in connection with state and local tax credit carryforwards. If not utilized, the general business credit carryforward will begin to expire in 2022 and the state and local tax credit carryforward will begin to expire in 2023. As of December 2021, the firm did not have any foreign tax credit carryforwards.
As of both December 2021 and December 2020, the firm had no U.S. capital loss carryforwards and no related net deferred income tax assets. As of December 2021, the firm had deferred tax assets of $270 million in connection with foreign capital loss carryforwards and a valuation allowance of $270 million related to these capital loss carryforwards.
The valuation allowance increased by $344 million during 2021 and increased by $84 million during 2020. The increases in both 2021 and 2020 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.
The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of both December 2021 and December 2020, all U.S. taxes were accrued on these subsidiaries’ distributable earnings.

204	Goldman Sachs 2021 Form 10-K

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
The accrued liability for interest expense related to income tax matters and income tax penalties was $131 million as of December 2021 and $129 million as of December 2020. The firm recognized interest expense and income tax penalties of $13 million for 2021, $41 million for 2020 and $60 million for 2019. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2021 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.
The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December

$ in millions	2021	2020	2019
Beginning balance	$1,251	$1,445	$1,051
Increases based on current year tax positions	297	164	131
Increases based on prior years’ tax positions	95	209	441
Decreases based on prior years’ tax positions	(111)	(205)	(54)
Decreases related to settlements	(80)	(367)	(125)
Exchange rate fluctuations	(6)	5	1
Ending balance	$1,446	$1,251	$1,445
Related deferred income tax asset	287	200	279
Net unrecognized tax benefit	$1,159	$1,051	$1,166

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of December 2021
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2016
Hong Kong	2015
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2022. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. The fieldwork for tax years 2011 through 2018 has been completed and the final resolution is not expected to have a material impact on the effective tax rate. The 2019 and 2020 tax years remain subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during 2021.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Goldman Sachs 2021 Form 10-K	205

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
Segment Results
The table below presents a summary of the firm’s segment results.

	Year Ended December

$ in millions	2021	2020	2019
Investment Banking
Non-interest revenues	$14,425	$ 9,158	$ 7,079
Net interest income	451	265	520
Total net revenues	14,876	9,423	7,599
Provision for credit losses	(298)	1,624	333
Operating expenses	6,705	6,134	4,685
Pre-tax earnings	$ 8,469	$ 1,665	$ 2,581
Net earnings	$ 6,775	$ 1,262	$ 2,065
Net earnings to common	$ 6,705	$ 1,193	$ 1,996
Average common equity	$10,341	$11,313	$11,167
Return on average common equity	64.8%	10.5%	17.9%
Global Markets
Non-interest revenues	$19,309	$18,928	$13,109
Net interest income	2,768	2,229	1,670
Total net revenues	22,077	21,157	14,779
Provision for credit losses	45	274	35
Operating expenses	12,969	12,806	10,851
Pre-tax earnings	$ 9,063	$ 8,077	$ 3,893
Net earnings	$ 7,250	$ 6,122	$ 3,114
Net earnings to common	$ 6,973	$ 5,766	$ 2,729
Average common equity	$45,497	$40,760	$40,060
Return on average common equity	15.3%	14.1%	6.8%
Asset Management
Non-interest revenues	$14,366	$ 7,743	$ 8,454
Net interest income	550	241	511
Total net revenues	14,916	7,984	8,965
Provision for credit losses	18	442	274
Operating expenses	5,970	5,142	4,817
Pre-tax earnings	$ 8,928	$ 2,400	$ 3,874
Net earnings	$ 7,143	$ 1,819	$ 3,099
Net earnings to common	$ 7,046	$ 1,740	$ 3,013
Average common equity	$25,195	$20,491	$21,575
Return on average common equity	28.0%	8.5%	14.0%
Consumer & Wealth Management
Non-interest revenues	$ 4,769	$ 3,980	$ 3,542
Net interest income	2,701	2,016	1,661
Total net revenues	7,470	5,996	5,203
Provision for credit losses	592	758	423
Operating expenses	6,294	4,901	4,545
Pre-tax earnings	$ 584	$ 337	$ 235
Net earnings	$ 467	$ 256	$ 188
Net earnings to common	$ 427	$ 216	$ 159
Average common equity	$10,796	$ 8,012	$ 6,292
Return on average common equity	4.0%	2.7%	2.5%
Total
Non-interest revenues	$52,869	$39,809	$32,184
Net interest income	6,470	4,751	4,362
Total net revenues	59,339	44,560	36,546
Provision for credit losses	357	3,098	1,065
Operating expenses	31,938	28,983	24,898
Pre-tax earnings	$27,044	$12,479	$10,583
Net earnings	$21,635	$ 9,459	$ 8,466
Net earnings to common	$21,151	$ 8,915	$ 7,897
Average common equity	$91,829	$80,576	$79,094
Return on average common equity	23.0%	11.1%	10.0%

206	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•
Net revenues in the firm’s segments include allocations of interest income and expense to specific positions in relation to the cash generated by, or funding requirements of, such positions. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.

•
Total operating expenses included net provisions for litigation and regulatory proceedings of $534 million for 2021, $3.42 billion for 2020 and $1.24 billion for 2019, primarily reflected in Investment Banking and Global Markets.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

•
Effective January 1, 2021, the allocation of attributed equity among the firm’s segments was updated to reflect the results of the firm’s 2020 Comprehensive Capital Analysis and Review process. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of the firm’s segments that occurred during 2021. See Note 20 for information about the firm’s updated SCB, which became effective on October 1, 2021.

The table below presents depreciation and amortization expense by segment.

	Year Ended December

$ in millions	2021	2020	2019
Investment Banking	$ 195	$ 174	$ 139
Global Markets	772	611	646
Asset Management	675	740	618
Consumer & Wealth Management	373	377	301
Total	$2,015	$1,902	$1,704
Segment Assets
The table below presents assets by segment.

	As of December

$ in millions	2021	2020
Investment Banking	$ 144,157	$ 116,242
Global Markets	1,082,378	844,606
Asset Management	91,115	95,751
Consumer & Wealth Management	146,338	106,429
Total	$1,463,988	$1,163,028
The table below presents gross loans by segment and loan type, and allowance for loan losses by segment.

	As of December

$ in millions	2021	2020
Investment Banking
Corporate	$ 30,421	$ 27,866
Loans, gross	30,421	27,866
Allowance for loan losses	(866)	(1,322)
Loans	29,555	26,544
Global Markets
Corporate	18,578	13,248
Real estate	34,986	16,915
Other	7,838	3,499
Loans, gross	61,402	33,662
Allowance for loan losses	(486)	(448)
Loans	60,916	33,214
Asset Management
Corporate	6,928	7,545
Real estate	6,810	9,125
Other	692	675
Loans, gross	14,430	17,345
Allowance for loan losses	(732)	(787)
Loans	13,698	16,558
Consumer & Wealth Management
Wealth management	43,998	33,023
Installment	3,672	3,823
Credit cards	8,212	4,270
Loans, gross	55,882	41,116
Allowance for loan losses	(1,489)	(1,317)
Loans	54,393	39,799
Total
Loans, gross	162,135	119,989
Allowance for loan losses	(3,573)	(3,874)
Loans	$ 158,562	$ 116,115
See Note 9 for further information about loans.

Goldman Sachs 2021 Form 10-K	207

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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues,
pre-tax
earnings and net earnings by geographic region.

$ in millions	2021		2020		2019
Year Ended December
Americas	$37,379	63%	$27,508	62%	$22,148	60%
EMEA	14,372	24%	10,868	24%	9,745	27%
Asia	7,588	13%	6,184	14%	4,653	13%
Total net revenues	$59,339	100%	$44,560	100%	$36,546	100%
Americas	$17,476	65%	$ 9,019	72%	$ 6,623	62%
EMEA	7,062	26%	3,041	25%	3,349	32%
Asia	2,506	9%	419	3%	611	6%
Total pre-tax earnings	$27,044	100%	$12,479	100%	$10,583	100%
Americas	$13,927	65%	$ 7,468	79%	$ 5,514	65%
EMEA	5,695	26%	2,090	22%	2,600	31%
Asia	2,013	9%	(99)	(1)%	352	4%
Total net earnings	$21,635	100%	$ 9,459	100%	$ 8,466	100%
In the table above:

•	Asia pre-tax earnings and net earnings for 2020 and 2019 were impacted by net provisions for litigation and regulatory proceedings.

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia a n d New Zealand.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of December

$ in millions	2021	2020
U.S. government and agency obligations	$141,191	$187,009
Percentage of total assets	9.6%	16.1%
Non-U.S. government and agency obligations	$ 51,426	$ 59,580
Percentage of total assets	3.5%	5.1%
In addition, the firm had $222.20 billion as of December 2021 and $116.63 billion as of December 2020 of cash deposits held at central banks (included in cash and cash equivalents), of which $122.01 billion as of December 2021 and $52.71 billion as of December 2020 was held at the Fed
e
ral Reserve.
As of both December 2021 and December 2020, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

208	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Collateral obtained by the firm related to derivative assets is principally cash and is held by the firm or a third-party custodian. Collateral obtained by the firm related to resale agreements and securities borrowed transactions is primarily U.S. government and agency obligations and
non-U.S.
government and ag
e
ncy obligations. See Note 11 for further information about collateralized agreements and financings.
The table below presents U.S. government and agency obligations and
non-U.S.
government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of December

$ in millions	2021	2020
U.S. government and agency obligations	$ 86,274	$60,158
Non-U.S. government and agency obligations	$141,588	$68,001
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., France and Japan.

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2021 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.0 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs 2021 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1MDB-Related Matters
Between 2012 and 2013, subsidiaries of the firm acted as arrangers or purchasers of approximately $6.5 billion of debt securities of 1MDB.
On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm. On August 28, 2018, Leissner was adjudicated guilty by the U.S. District Court for the Eastern District of New York of conspiring to launder money and to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Ng was charged with conspiring to launder money and to violate the FCPA’s anti-bribery and internal accounting controls provisions. On May 6, 2019, Ng pleaded not guilty to the DOJ’s criminal charges, and trial commenced on February 7, 2022.
On August 18, 2020, the firm announced that it entered into a settlement agreement with the Government of Malaysia to resolve the criminal and regulatory proceedings in Malaysia involving the firm, which includes a guarantee that the Government of Malaysia receives at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1MDB. See Note 18 for further information about this guarantee.
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
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The second amended complaint filed on November 13, 2020, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies, and seeks unspecified damages, disgorgement and injunctive relief. Defendants moved to dismiss this action on January 15, 2021. On February 3, 2022, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve this action.
Beginning in March 2019, the firm has also received demands from three shareholders to investigate and pursue claims against certain current and former directors and executive officers based on their oversight and public disclosures regarding 1MDB and related internal controls. In June 2019, the Board appointed a Special Committee to consider the demands and, in January 2021, the Board voted to reject them. In June 2021, the firm reached a settlement with the three shareholders. Following the Board’s decision to reject the initial three demands, the firm received two additional demands from alleged shareholders (one of which is the alleged shareholder that filed the December 2019 books and records action in Delaware Chancery Court) to investigate and pursue claims related to 1MDB (and, for one of the demands, other matters) against other parties, including certain current and former directors and executive officers of the firm. In December 2021, the Board voted to reject the two additional demands.

210	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiffs filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On November 12, 2021, the plaintiffs moved for class certification.
Mortgage-Related Matters
Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification. On June 21, 2021, the United States Supreme Court vacated the judgment of the Second Circuit and remanded the case for further proceedings, and on August 26, 2021, the Second Circuit vacated the district court’s grant of class certification and remanded the case for further proceedings. On December 8, 2021, the district court granted the plaintiffs’ motion for class certification. On December 22, 2021, defendants filed a petition with the Second Circuit seeking interlocutory review of the district court’s grant of class certification.
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
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages.

Goldman Sachs 2021 Form 10-K	211

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
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters, including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. The complaint seeks rescission and compensatory damages in unspecified amounts. On November 5, 2021, the
plaintiffs filed an amended complaint, and, on December 22, 2021, the
defendants filed motions to dismiss the amended complaint. On January 4, 2022, the plaintiffs moved for class certification.
Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Vipshop Holdings Ltd. (Vipshop), GSX Techedu Inc. (Gaotu), Tencent Music Entertainment Group (Tencent), ViacomCBS, iQIYI Inc. (iQIYI) and Baidu Inc. (Baidu) based on material nonpublic information regarding the liquidation of Archegos’ position in Vipshop, Gaotu, Tencent, ViacomCBS, iQIYI and Baidu, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages.
On January 24, 2022, the firm received a demand from an alleged shareholder under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with Archegos and the firm’s controls with respect to insider trading.
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

212	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On June 26, 2020, the court dismissed the amended complaint in the state court action, and on September 4, 2020, plaintiffs moved for leave to file a consolidated amended complaint. Plaintiffs in the district court action filed a second amended complaint on October 7, 2020. On November 8, 2021, the state court preliminarily approved a settlement. The firm will not be required to contribute to the settlement.
Uber Technologies, Inc.
GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October 1, 2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied, and, on October 29, 2021, the plaintiffs in the district court action filed a revised motion for class certification.
Alnylam Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 12, 2019 in New York Supreme Court, County of New York, relating to Alnylam Pharmaceuticals, Inc.’s (Alnylam) $805 million November 2017 public offering of common stock. In addition to the underwriters, the defendants include Alnylam and certain of its officers and directors. GS&Co. underwrote 2,576,000 shares of common stock representing an aggregate offering price of approximately $322 million. On October 30, 2020, the court denied the defendants’ motion to dismiss the amended complaint filed on November 7, 2019. On February 22, 2021, the plaintiffs moved for class certification. On April 29, 2021, the Appellate Division of the Supreme Court of the State of New York for the First Department denied defendants’ appeal of the New York Supreme Court’s denial of the defendants’ motion to dismiss the amended complaint, except with respect to one of the plaintiffs’ claims against Alnylam’s officers and directors. On December 3, 2021, the court preliminarily approved a settlement. The firm will not be required to contribute to the settlement.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On March 22, 2021, the defendants’ motion to dismiss the New York state court action was granted and the plaintiffs have filed a notice of appeal. On July 7, 2021, the court in the federal action granted in part and denied in part defendants’ motion to dismiss the consolidated complaint. On August 16, 2021, the plaintiffs in the federal action filed an amended consolidated complaint. On November 19, 2021, the plaintiffs in the putative class action moved for class certification.

Goldman Sachs 2021 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

XP Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of New York, and the U.S. District Court for the Eastern District of York, filed beginning March 19, 2020, relating to XP Inc.’s (XP) $2.3 billion December 2019 initial public offering. In addition to the underwriters, the defendants include XP, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 19,326,218 shares of common stock in the December 2019 initial public offering representing an aggregate offering price of approximately $522 million. On August 5, 2020, defendants’ motion to stay the state court action in favor of the federal court action was denied. On February 8, 2021, the state court granted the defendants’ motion to dismiss the state court action, and on March 7, 2021, the district court granted the defendants’ motion to dismiss the federal court action. On
November 22, 2021, the Second

Circuit affirmed the district court’s order granting the defendants’ motion to dismiss.
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
Array Technologies, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 14, 2021 in the U.S. District Court for the Southern District of New York, relating to Array Technologies, Inc.’s (Array) $1.2 billion October 2020 initial public offering of common stock, $1.3 billion December 2020 offering of common stock and $993 million March 2021 offering of common stock. In addition to the underwriters, the defendants include Array and certain of its officers and directors. GS&Co. underwrote an aggregate of 31,912,213 shares of common stock in the three offerings representing an aggregate offering price of approximately $877 million. On December 7, 2021, the plaintiffs filed an amended consolidated complaint.
Skillz Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on October 8, 2021 in the U.S. District Court for the Northern District of California relating to Skillz Inc.’s (Skillz) approximately $883 million March 2021 public offering of common stock. In addition to the underwriters, the defendants include Skillz and certain of its officers and directors. GS&Co. underwrote 8,832,000 shares of common stock representing an aggregate offering price of approximately $212 million. On December 23, 2021, the defendants filed a motion to dismiss the amended consolidated complaint.
ContextLogic Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million.
DiDi Global Inc.
Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On January 7, 2022, plaintiffs in the federal action filed a consolidated amended complaint, which includes allegations of violations of Sections 10(b) and 20A of the Exchange Act against the underwriter defendants.
Vroom Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on October 4, 2021 in the U.S. District Court for the Southern District of New York relating to Vroom Inc.’s (Vroom) approximately $589 million September 2020 public offering of common stock. In addition to the underwriters, the defendants include Vroom and certain of its officers and directors. GS&Co. underwrote 3,886,819 shares of common stock representing an aggregate offering price of approximately $212 million. On December 20, 2021, the defendants served a motion to dismiss the consolidated complaint.

214	Goldman Sachs 2021 Form 10-K

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
On August 6, 2021, plaintiffs
 in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the
August 6, 2021 amended
 consolidated complaint.

Goldman Sachs 2021 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities are
also among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to conduct from
2008

to
2012, but granted the motion to add limited allegations from 2013 to
2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. The plaintiffs in the putative class action moved for class certification on March 7, 2019.
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

216	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot
corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots
of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice. On November 23, 2021, plaintiffs appealed to the Second Circuit Court of Appeals.
Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI are among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint.
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
Communications Recordkeeping Investigation and Review
The firm is cooperating with the SEC and producing documents in connection with an investigation of the firm’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC has stated that it is conducting similar investigations of record preservation practices at other financial institutions.
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

•	The securities offering process and underwriting practices;

•	The firm’s investment management and financial advisory services;

•	Conflicts of interest;

•	Research practices, including research independence and interactions between research analysts and other firm personnel, including investment banking personnel, as well as third parties;

Goldman Sachs 2021 Form 10-K	217

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

•
The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction reporting, technology systems and controls, communications recordkeeping and recording, securities lending practices, prime brokerage activities, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;

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
The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated balance sheets. As of December 2021, other assets included $411 million (related to overfunded pension plans) and other liabilities included $426 million related to these plans. As of December 2020, other assets included $343 million (related to overfunded pension plans) and other liabilities included $478 million related to these plans.
Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and
non-U.S.
defined contribution plans. The firm’s contribution to these plans was $274 million for 2021, $261 million for 2020 and $254 million for 2019.

218	Goldman Sachs 2021 Form 10-K

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
Stock Incentive Plan
The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (2021) (2021 SIP), which provides for grants of RSUs, restricted stock, dividend equivalent rights, incentive stock options, nonqualified stock options, stock appreciation rights, and other share-based awards, each of which may be subject to terms and conditions, including performance or market conditions. On April 29, 2021, shareholders approved the 2021 SIP. The 2021 SIP is a successor to several predecessor stock incentive plans, the first of which was adopted on April 30, 1999, and each of which was approved by the firm’s shareholders.
As of December 2021, 69.8 million shares were available to be delivered pursuant to awards granted under the 2021 SIP. If any shares of common stock underlying awards granted under the 2021 SIP or awards granted under the 2018, 2015 or 2013 predecessor stock incentive plans are not delivered because such awards are forfeited, terminated or canceled, or if shares of common stock underlying such awards are surrendered or withheld to satisfy any obligation of the grantee (including taxes), those shares will become available to be delivered pursuant to awards granted under the 2021 SIP. Shares available to be delivered under the 2021 SIP also are subject to adjustment for certain events or changes in corporate structure as provided under the 2021 SIP. The 2021 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2025.
Restricted Stock Units
The firm grants RSUs (including RSUs subject to performance or market conditions) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. The value of equity awards also considers the impact of material non-public information, if any, that the firm expects to make available shortly following grant. RSUs generally vest and underlying shares of common stock deliver (net of required withholding tax) as outlined in the applicable award agreements. Award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and, in certain cases, conflicted employment. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. RSUs not subject to performance conditions generally vest
and
deliver over a three-year period.
RSUs
that are subject to performance or market conditions generally deliver after the end of a three to five year period. For awards that are subject to performance or market conditions, generally the final award is adjusted from zero up to 150% of the original grant based on satisfaction of those conditions. Dividend equivalents that accrue on these awards are paid when the awards settle.

Goldman Sachs 2021 Form 10-K	219

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the 2021 activity related to stock settled RSUs.

	Restricted Stock Units Outstanding		Weighted Average Grant-Date Fair Value of Restricted Stock Units Outstanding

	Future Service Required	No Future Service Required	Future Service Required	No Future Service Required
Beginning balance	3,991,348	15,223,219	$207.23	$203.41
Granted	3,838,363	6,033,314	$276.57	$256.93
Forfeited	(567,318)	(398,076)	$231.77	$220.26
Delivered	–	(8,144,080)	$ –	$202.58
Vested	(3,219,319)	3,219,319	$225.48	$225.48
Ending balance	4,043,074	15,933,696	$255.08	$228.14
In the table above:

•
The weighted average grant-date fair value of RSUs granted was $264.57 during 2021, $220.45 during 2020 and $177.42 during 2019. The fair value of the RSUs granted included a liquidity discount of 10.2% during 2021, 10.1% during 2020 and 10.5% during 2019, to reflect post-vesting and delivery transfer restrictions, generally of up to 4 years.

•	The aggregate fair value of awards that vested was $2.64 billion during 2021, $2.01 billion during 2020 and $2.00 billion during 2019.

•	The ending balance included restricted stock subject to future service requirements of 47,719 shares as of December 2021 and 72,369 shares as of December 2020.

•
The ending balance included RSUs subject to future service requirements and performance or market conditions of 322,935 RSUs as of December 2021 and 210,692 RSUs as of December 2020, and the maximum amount of such RSUs that may be earned was 387,508 RSUs as of December 2021 and 210,692 RSUs as of December 2020.

•
The ending balance also included RSUs not subject to future service requirements but subject to performance conditions of 590,453 RSUs as of December 2021 and 489,602 RSUs as of December 2020, and the maximum amount of such RSUs that may be earned was 885,680 RSUs as of December 2021 and 734,403 RSUs as of December 2020.

In relation to
2021 year-end,
during the first quarter of 2022, the firm granted to its employees approximately 12 million RSUs (of which 4.4 million RSUs require future service as a condition of delivery for the related shares of common stock) and delivered, net of required withholding tax, approximately 1 million shares of restricted stock (which do not require future service). Both RSU and restricted stock awards are subject to additional conditions as outlined in the award agreements. Generally, shares underlying these RSUs, net of required withholding tax, deliver over a three-year period, but are subject to a one-year post-vesting and delivery transfer restriction. The restricted stock is subject to a three-year post-vesting and delivery transfer restriction. These awards are not included in the table above.
As of December 2021, there was $565 million of total unrecognized compensation cost related to non-vested
share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.02 years. In addition, there is unrecognized compensation cost related to share-based compensation arrangements subject to performance conditions. The maximum payout related to these awards is $31 million. This cost is expected to be recognized over a weighted average period of two years.
The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December

$ in millions	2021	2020	2019
Share-based compensation	$2,553	$1,985	$2,120
Excess net tax benefit for share-based awards	$ 196	$ 120	$ 63
In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards.

220	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 30.
Parent Company

Group Inc. — Condensed Statements of Earnings

	Year Ended December

$ in millions	2021	2020	2019
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$16,990	$ 40	$ 63
Nonbank	15,562	11,860	4,199
Other revenues	529	774	335
Total non-interest revenues	33,081	12,674	4,597
Interest income	3,695	4,020	7,575
Interest expense	4,570	5,861	8,545
Net interest loss	(875)	(1,841)	(970)
Total net revenues	32,206	10,833	3,627
Operating expenses
Compensation and benefits	750	367	331
Other expenses	1,005	3,339	1,365
Total operating expenses	1,755	3,706	1,696
Pre-tax earnings	30,451	7,127	1,931
Benefit for taxes	(551)	(696)	(538)
Undistributed earnings/(loss) of subsidiaries and other affiliates	(9,367)	1,636	5,997
Net earnings	21,635	9,459	8,466
Preferred stock dividends	484	544	569
Net earnings applicable to common shareholders	$21,151	$ 8,915	$7,897
Supplemental Disclosures:
In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:

•	Dividends from bank subsidiaries included cash dividends of $16.99 billion for 2021, $38 million for 2020 and $60 million for 2019.

•	Dividends from nonbank subsidiaries and other affiliates included cash dividends of $15.14 billion for 2021, $11.32 billion for 2020 and $4.18 billion for 2019.

•	Other revenues included $(1.01) billion for 2021, $2.62 billion for 2020 and $1.29 billion for 2019.

•	Interest income included $3.39 billion for 2021, $3.68 billion for 2020 and $7.26 billion for 2019.

•	Interest expense included $1.24 billion for 2021, $1.73 billion for 2020 and $3.15 billion for 2019.

•	Other expenses included $113 million for 2021, $100 million for 2020 and $138 million for 2019.
Group Inc.’s other comprehensive income/(loss) was $(634) million for 2021, $50 million for 2020 and $(2.18) billion for 2019.
Group Inc. — Condensed Balance Sheets

	As of December

$ in millions	2021	2020
Assets
Cash and cash equivalents:
With third-party banks	$ 47	$ 26
With subsidiary bank	2	–
Loans to and receivables from subsidiaries:
Bank	1,024	357
Nonbank ( $7,638 and $7,242 at fair value)	273,416	239,483
Investments in subsidiaries and other affiliates:
Bank	43,021	31,116
Nonbank	75,883	72,689
Trading assets (at fair value)	4,663	951
Investments ( $22,525 and $16,642 at fair value)	26,078	20,204
Other assets	6,098	4,811
Total assets	$430,232	$369,637
Liabilities and shareholders’ equity
Secured borrowings with subsidiaries	$ 50,805	$ 35,228
Payables to subsidiaries	1,357	503
Trading liabilities (at fair value)	1,116	320
Unsecured short-term borrowings:
With third parties ( $1,215 and $1,723 at fair value)	11,127	20,563
With subsidiaries	3,687	7,385
Unsecured long-term borrowings:
With third parties ( $17,690 and $11,145 at fair value)	208,796	171,934
With subsidiaries	40,405	32,419
Other liabilities	3,013	5,353
Total liabilities	320,306	273,705
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock	10,703	11,203
Common stock	9	9
Share-based awards	4,211	3,468
Additional paid-in capital	56,396	55,679
Retained earnings	131,811	112,947
Accumulated other comprehensive loss	(2,068)	(1,434)
Stock held in treasury, at cost	(91,136)	(85,940)
Total shareholders’ equity	109,926	95,932
Total liabilities and shareholders’ equity	$430,232	$369,637
Supplemental Disclosures:
Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.
Trading assets included derivative contracts with subsidiaries of $1.38 billion as of December 2021 and $843 million as of December 2020.
Trading liabilities included derivative contracts with subsidiaries of $1.12 billion as of December 2021 and $320 million as of December 2020.
As of December 2021, unsecured long-term borrowings with subsidiaries by maturity date are $38.85 billion in 2023, $324 million in 2024, $385 million in 2025, $45 million in 2026 and $798 million in 2027-thereafter.

Goldman Sachs 2021 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Group Inc. — Condensed Statements of Cash Flows

	Year Ended December

$ in millions	2021	2020	2019
Cash flows from operating activities
Net earnings	$ 21,635	$ 9,459	$ 8,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed (earnings)/loss of subsidiaries and other affiliates	9,367	(1,636)	(5,997)
Depreciation and amortization	9	6	26
Deferred income taxes	(241)	(160)	(210)
Share-based compensation	335	127	118
Gain on extinguishment of unsecured borrowings	–	(1)	(20)
Changes in operating assets and liabilities:
Collateralized transactions (excluding secured borrowings, net)	–	332	77
Trading assets	(10,273)	3,484	5,145
Trading liabilities	796	(97)	136
Other, net	(5,213)	(1,492)	(1,208)
Net cash provided by operating activities	16,415	10,022	6,533
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(13)	(26)	(34)
Repayments/(issuances) of short-term loans to subsidiaries, net	(9,951)	7,021	2,079
Issuance of term loans to subsidiaries	(37,260)	(32,472)	(7,374)
Repayments of term loans by subsidiaries	10,059	29,568	1,894
Purchase of investments	(16,964)	(3,767)	(16,776)
Sales/paydowns of investments	10,896	4,135	9,768
Capital contributions to subsidiaries, net	(23,978)	(5,617)	(415)
Net cash used for investing activities	(67,211)	(1,158)	(10,858)
Cash flows from financing activities
Secured borrowings with subsidiary, net	12,346	(6,360)	26,398
Unsecured short-term borrowings, net:
With third parties	(683)	(1,372)	(22)
With subsidiaries	7,007	12,603	4,649
Issuance of unsecured long-term borrowings	73,164	24,789	8,804
Repayment of unsecured long-term borrowings	(31,588)	(33,432)	(27,172)
Purchase of Trust Preferred securities	–	(11)	(206)
Preferred stock redemption	(2,675)	(350)	(1,100)
Common stock repurchased	(5,200)	(1,928)	(5,335)
Settlement of share-based awards in satisfaction of withholding tax requirements	(985)	(830)	(745)
Dividends and dividend equivalents paid on stock and share-based awards	(2,725)	(2,336)	(2,104)
Issuance of preferred stock, net of costs	2,172	349	1,098
Other financing, net	(14)	–	(3)
Net cash provided by/(used for) financing activities	50,819	(8,878)	4,262
Net increase/(decrease) in cash and cash equivalents	23	(14)	(63)
Cash and cash equivalents, beginning balance	26	40	103
Cash and cash equivalents, ending balance	$ 49	$ 26	$ 40
Supplemental Disclosures:
Cash payments for interest, net of capitalized interest, were $4.72 billion for 2021, $5.92 billion for 2020 and $9.53 billion for 2019, and included $1.33 billion for 2021, $1.90 billion for 2020 and $3.01 billion for 2019 of payments to subsidiaries.
Cash payments/(refunds) for income taxes, net, were $3.74 billion for 2021, $1.37 billion for 2020 and $272 million for 2019.
Non-cash
activities during the year ended December 2021:

•	Group Inc. exchanged $948 million of loans for additional equity investment in its wholly-owned subsidiaries.
Non-cash
activities during the year ended December 2020:

•	Group Inc. exchanged $11.2 million of Trust Preferred securities and common beneficial interests for $12.5 million of certain of Group Inc.’s junior subordinated debt.
Non-cash
activities during the year ended December 2019:

•	Group Inc. acquired $8.50 billion of deposits with GS Bank USA from Funding IHC in exchange for borrowings.

•	Group Inc. exchanged $211 million of Trust Preferred securities and common beneficial interests for $231 million of certain of Group Inc.’s junior subordinated debt.

222	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

Common Stock Performance
The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2016 (the last trading day before the firm’s 2017 fiscal year) through December 31, 2021, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December

	2016	2017	2018	2019	2020	2021
Group Inc.	$100.00	$107.74	$ 71.63	$100.61	$118.19	$174.44
S&P 500	$100.00	$121.82	$116.47	$153.14	$181.30	$233.30
S&P 500 Financials	$100.00	$122.14	$106.21	$140.30	$137.83	$185.89
The graph and table above assume $100 was invested on December 31, 2016 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the Year Ended December

$ in millions	2021	2020	2019
Assets
U.S.	$ 103,182	$ 55,662	$ 41,250
Non-U.S.	95,735	71,312	49,161
Deposits with banks	198,917	126,974	90,411
U.S.	202,841	138,447	156,769
Non-U.S.	148,604	114,974	123,069
Collateralized agreements	351,445	253,421	279,838
U.S.	173,498	204,118	157,266
Non-U.S.	136,075	118,642	118,086
Trading assets	309,573	322,760	275,352
U.S.	69,893	56,167	38,419
Non-U.S.	18,573	17,156	15,100
Investments	88,466	73,323	53,519
U.S.	108,032	94,115	84,416
Non-U.S.	21,455	18,867	13,839
Loans	129,487	112,982	98,255
U.S.	98,086	57,149	39,961
Non-U.S.	55,530	45,672	36,768
Other interest-earning assets	153,616	102,821	76,729
Interest-earning assets	1,231,504	992,281	874,104
Cash and due from banks	10,804	10,303	10,998
Other non-interest-earning assets	128,521	116,750	86,137
Assets	$1,370,829	$1,119,334	$971,239
Liabilities
U.S.	$ 231,967	$ 188,767	$131,937
Non-U.S.	72,899	51,997	34,993
Interest-bearing deposits	304,866	240,764	166,930
U.S.	110,099	77,727	65,170
Non-U.S.	72,691	35,284	31,875
Collateralized financings	182,790	113,011	97,045
U.S.	67,734	42,213	29,333
Non-U.S.	75,763	55,119	45,816
Trading liabilities	143,497	97,332	75,149
U.S.	31,866	34,449	34,284
Non-U.S.	34,326	22,113	17,323
Short-term borrowings	66,192	56,562	51,607
U.S.	216,864	199,196	205,324
Non-U.S.	29,764	30,941	28,079
Long-term borrowings	246,628	230,137	233,403
U.S.	139,278	127,489	128,846
Non-U.S.	85,913	66,403	55,101
Other interest-bearing liabilities	225,191	193,892	183,947
Interest-bearing liabilities	1,169,164	931,698	808,081
Non-interest-bearing deposits	5,920	6,672	5,503
Other non-interest-bearing liabilities	94,040	89,185	67,358
Liabilities	1,269,124	1,027,555	880,942
Shareholders’ equity
Preferred stock	9,876	11,203	11,203
Common stock	91,829	80,576	79,094
Shareholders’ equity	101,705	91,779	90,297
Liabilities and shareholders’ equity	$1,370,829	$1,119,334	$971,239
Percentage attributable to non-U.S. operations
Interest-earnings assets	38.65%	38.96%	40.73%
Interest-bearing liabilities	31.76%	28.11%	26.38%

Goldman Sachs 2021 Form 10-K	223

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

	Interest for the Year Ended December

$ in millions	2021	2020	2019
Assets
U.S.	$ 143	$ 219	$ 918
Non-U.S.	(167)	26	293
Deposits with banks	(24)	245	1,211
U.S.	(383)	371	3,925
Non-U.S.	(597)	(89)	472
Collateralized agreements	(980)	282	4,397
U.S.	2,943	3,649	3,622
Non-U.S.	1,773	1,561	2,277
Trading assets	4,716	5,210	5,899
U.S.	991	1,081	972
Non-U.S.	598	546	485
Investments	1,589	1,627	1,457
U.S.	4,423	4,061	4,655
Non-U.S.	896	822	756
Loans	5,319	4,883	5,411
U.S.	1,201	1,099	2,313
Non-U.S.	299	343	1,050
Other interest-earning assets	1,500	1,442	3,363
Interest-earning assets	$12,120	$13,689	$21,738
Liabilities
U.S.	$ 1,098	$ 1,967	$ 3,099
Non-U.S.	205	419	469
Interest-bearing deposits	1,303	2,386	3,568
U.S.	146	554	2,374
Non-U.S.	(146)	45	284
Collateralized financings	–	599	2,658
U.S.	661	477	466
Non-U.S.	1,001	761	747
Trading liabilities	1,662	1,238	1,213
U.S.	476	492	642
Non-U.S.	51	50	26
Short-term borrowings	527	542	668
U.S.	3,139	4,034	5,234
Non-U.S.	92	119	125
Long-term borrowings	3,231	4,153	5,359
U.S.	(897)	(148)	4,048
Non-U.S.	(176)	168	(138)
Other interest-bearing liabilities	(1,073)	20	3,910
Interest-bearing liabilities	$ 5,650	$ 8,938	$17,376
Net interest income
U.S.	$ 4,695	$ 3,104	$ 542
Non-U.S.	1,775	1,647	3,820
Net interest income	$ 6,470	$ 4,751	$ 4,362

	Average Rate for the Year Ended December

	2021	2020	2019
Assets
U.S.	0.14%	0.39%	2.23%
Non-U.S.	(0.17)%	0.04%	0.60%
Deposits with banks	(0.01)%	0.19%	1.34%
U.S.	(0.19)%	0.27%	2.50%
Non-U.S.	(0.40)%	(0.08)%	0.38%
Collateralized agreements	(0.28)%	0.11%	1.57%
U.S.	1.70%	1.79%	2.30%
Non-U.S.	1.30%	1.32%	1.93%
Trading assets	1.52%	1.61%	2.14%
U.S.	1.42%	1.92%	2.53%
Non-U.S.	3.22%	3.18%	3.21%
Investments	1.80%	2.22%	2.72%
U.S.	4.09%	4.31%	5.51%
Non-U.S.	4.18%	4.36%	5.46%
Loans	4.11%	4.32%	5.51%
U.S.	1.22%	1.92%	5.79%
Non-U.S.	0.54%	0.75%	2.86%
Other interest-earning assets	0.98%	1.40%	4.38%
Interest-earning assets	0.98%	1.38%	2.49%
Liabilities
U.S.	0.47%	1.04%	2.35%
Non-U.S.	0.28%	0.81%	1.34%
Interest-bearing deposits	0.43%	0.99%	2.14%
U.S.	0.13%	0.71%	3.64%
Non-U.S.	(0.20)%	0.13%	0.89%
Collateralized financings	0.00%	0.53%	2.74%
U.S.	0.98%	1.13%	1.59%
Non-U.S.	1.32%	1.38%	1.63%
Trading liabilities	1.16%	1.27%	1.61%
U.S.	1.49%	1.43%	1.87%
Non-U.S.	0.15%	0.23%	0.15%
Short-term borrowings	0.80%	0.96%	1.29%
U.S.	1.45%	2.03%	2.55%
Non-U.S.	0.31%	0.38%	0.45%
Long-term borrowings	1.31%	1.80%	2.30%
U.S.	(0.64)%	(0.12)%	3.14%
Non-U.S.	(0.20)%	0.25%	(0.25)%
Other interest-bearing liabilities	(0.48)%	0.01%	2.13%
Interest-bearing liabilities	0.48%	0.96%	2.15%
Interest rate spread	0.50%	0.42%	0.34%
U.S.	0.62%	0.51%	0.10%
Non-U.S.	0.37%	0.43%	1.07%
Net yield on interest-earning assets	0.53%	0.48%	0.50%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•
Average collateralized agreements included $167.95 billion of resale agreements and $183.50 billion of securities borrowed for 2021, $119.16 billion of resale agreements and $134.26 billion of securities borrowed for 2020, and $133.50 billion of resale agreements and $146.34 billion of securities borrowed for 2019.

•	Other interest-earning assets primarily consists of certain receivables from customers and counterparties.

224	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

•
Collateralized financings included $145.68 billion of repurchase agreements and $37.11 billion of securities loaned for 2021, $96.60 billion of repurchase agreements and $16.41 billion of securities loaned for 2020, and $84.00 billion of repurchase agreements and $13.05 billion of securities loaned for 2019.

•	Substantially all of the other interest-bearing liabilities consists of certain payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Short- and long-term borrowings include both secured and unsecured borrowings.
Changes in Net Interest Income, Volume and Rate Analysis
The tables below present the effect on net interest income of volume and rate changes. In this analysis, changes due to volume/rate variance have been allocated to volume.

	Year Ended December 2021 versus December 2020

	Increase (decrease) due to change in:

$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 66	$ (142)	$ (76)
Non-U.S.	(43)	(150)	(193)
Deposits with banks	23	(292)	(269)
U.S.	(122)	(632)	(754)
Non-U.S.	(135)	(373)	(508)
Collateralized agreements	(257)	(1,005)	(1,262)
U.S.	(519)	(187)	(706)
Non-U.S.	227	(15)	212
Trading assets	(292)	(202)	(494)
U.S.	195	(285)	(90)
Non-U.S.	46	6	52
Investments	241	(279)	(38)
U.S.	570	(208)	362
Non-U.S.	108	(34)	74
Loans	678	(242)	436
U.S.	501	(399)	102
Non-U.S.	53	(97)	(44)
Other interest-earning assets	554	(496)	58
Change in interest income	$ 947	$(2,516)	$(1,569)
Interest-bearing liabilities
U.S.	$ 204	$(1,073)	$ (869)
Non-U.S.	59	(273)	(214)
Interest-bearing deposits	263	(1,346)	(1,083)
U.S.	43	(451)	(408)
Non-U.S.	(75)	(116)	(191)
Collateralized financings	(32)	(567)	(599)
U.S.	249	(65)	184
Non-U.S.	273	(33)	240
Trading liabilities	522	(98)	424
U.S.	(39)	23	(16)
Non-U.S.	18	(17)	1
Short-term borrowings	(21)	6	(15)
U.S.	256	(1,151)	(895)
Non-U.S.	(4)	(23)	(27)
Long-term borrowings	252	(1,174)	(922)
U.S.	(76)	(673)	(749)
Non-U.S.	(40)	(304)	(344)
Other interest-bearing liabilities	(116)	(977)	(1,093)
Change in interest expense	868	(4,156)	(3,288)
Change in net interest income	$ 79	$ 1,640	$ 1,719

	Year Ended December 2020 versus December 2019

	Increase (decrease) due to change in:

$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$ 57	$ (756)	$ (699)
Non-U.S.	8	(275)	(267)
Deposits with banks	65	(1,031)	(966)
U.S.	(49)	(3,505)	(3,554)
Non-U.S.	6	(567)	(561)
Collateralized agreements	(43)	(4,072)	(4,115)
U.S.	838	(811)	27
Non-U.S.	7	(723)	(716)
Trading assets	845	(1,534)	(689)
U.S.	342	(233)	109
Non-U.S.	65	(4)	61
Investments	407	(237)	170
U.S.	419	(1,013)	(594)
Non-U.S.	219	(153)	66
Loans	638	(1,166)	(528)
U.S.	331	(1,545)	(1,214)
Non-U.S.	67	(774)	(707)
Other interest-earning assets	398	(2,319)	(1,921)
Change in interest income	$2,310	$(10,359)	$(8,049)
Interest-bearing liabilities
U.S.	$ 592	$ (1,724)	$(1,132)
Non-U.S.	137	(187)	(50)
Interest-bearing deposits	729	(1,911)	(1,182)
U.S.	90	(1,910)	(1,820)
Non-U.S.	4	(243)	(239)
Collateralized financings	94	(2,153)	(2,059)
U.S.	146	(135)	11
Non-U.S.	128	(114)	14
Trading liabilities	274	(249)	25
U.S.	2	(152)	(150)
Non-U.S.	11	13	24
Short-term borrowings	13	(139)	(126)
U.S.	(124)	(1,076)	(1,200)
Non-U.S.	11	(17)	(6)
Long-term borrowings	(113)	(1,093)	(1,206)
U.S.	2	(4,198)	(4,196)
Non-U.S.	29	277	306
Other interest-bearing liabilities	31	(3,921)	(3,890)
Change in interest expense	1,028	(9,466)	(8,438)
Change in net interest income	$1,282	$ (893)	$ 389
Deposits
The table below presents information about interest-bearing deposits.

	Year Ended December

$ in millions	2021	2020
Average balances
U.S.
Savings and demand	$174,745	$125,264
Time	57,222	63,503
Total U.S.	231,967	188,767
Non-U.S.
Demand	43,709	34,838
Time	29,190	17,159
Total non-U.S.	72,899	51,997
Total	$304,866	$240,764
Average interest rates
U.S.
Savings and demand	0.34%	0.72%
Time	0.89%	1.68%
Total U.S.	0.47%	1.04%
Non-U.S.
Demand	0.33%	0.79%
Time	0.21%	0.84%
Total non-U.S.	0.28%	0.81%
Total	0.43%	0.99%

Goldman Sachs 2021 Form 10-K	225

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

In the table above, deposits are classified as U.S. and
non-U.S.
based on the location of the entity in which such deposits are held.
The amount of deposits in U.S. offices held by
non-U.S.
depositors was $7.56 billion as of December 2021 and $4.53 billion as of December 2020.
The amount of uninsured deposits in U.S. offices was $127.05 billion as of December 2021 and $83.33 billion as of December 2020. The amount of uninsured deposits in
non-U.S.
offices was $49.08 billion as of December 2021 and $26.08 billion as of December 2020.
The table below presents uninsured time deposits by maturity.

	As of December 2021

$ in millions	U.S.	Non-U.S.
3 months or less	$ 7,651	$12,240
3 to 6 months	8,961	8,683
6 to 12 months	3,711	9,974
Greater than 12 months	1,542	1,710
Total	$21,865	$32,607
In the table above:

•
All U.S. time deposits were in accounts eligible for FDIC insurance and
non-U.S.
time deposits include deposits in accounts eligible for insurance in their local jurisdictions, as well as deposits in uninsured accounts.

•	The insurance limit is allocated between time and other deposits on a pro-rata basis for account holders who have both time and other deposits that, in aggregate, exceed the insurance limit.
Loan Portfolio
The table below presents information about loans.

	As of December

$ in millions	2021		2020
Corporate	$ 55,927	35%	$ 48,659	41%
Wealth management	43,998	27%	33,023	27%
Commercial real estate	25,883	16%	20,290	17%
Residential real estate	15,913	10%	5,750	5%
Consumer:
Installment	3,672	2%	3,823	3%
Credit cards	8,212	5%	4,270	4%
Other	8,530	5%	4,174	3%
Total	$162,135	100%	$119,989	100%
Maturities and Interest Rates.
The table below presents gross loans by tenor.

	As of December 2021

$ in millions	1 year or less	More than 1 year to 5 years	More than 5 years to 15 years	More than 15 years	Total
Corporate	$ 7,618	$40,955	$ 7,200	$ 154	$ 55,927
Wealth management	29,799	5,495	70	8,634	43,998
Commercial real estate	2,552	19,690	3,555	86	25,883
Residential real estate	4,811	10,152	60	890	15,913
Consumer:
Installment	176	3,112	384	–	3,672
Credit cards	8,212	–	–	–	8,212
Other	824	4,895	2,287	524	8,530
Total	$53,992	$84,299	$13,556	$10,288	$162,135
The table below presents the gross loans by tenor and for loans with tenors greater than one year, the distributions of such loans between fixed and floating interest rates.

	As of December 2021

	1 year or less	More than one year
$ in millions		Fixed-rate	Floating-rate	Total
Corporate	$ 7,618	$ 301	$ 48,008	$ 55,927
Wealth management	29,799	–	14,199	43,998
Commercial real estate	2,552	611	22,720	25,883
Residential real estate	4,811	4	11,098	15,913
Consumer:
Installment	176	3,496	–	3,672
Credit cards	8,212	–	–	8,212
Other	824	10	7,696	8,530
Total	$53,992	$4,422	$103,721	$162,135
Allowance for Loan Losses
The table below presents information about the allowance for loan losses.

	As of December

$ in millions	2021	2020
Corporate	$1,395	$1,948
Wealth management	51	27
Commercial real estate	473	448
Residential real estate	105	68
Other	111	93
Wholesale	2,135	2,584
Installment	490	717
Credit cards	948	573
Consumer	1,438	1,290
Total	$3,573	$3,874
The table below presents information about the net
charge-off
ratio for loans accounted for at amortized cost.

$ in millions	Net charge-offs	Average balance	Net charge- off ratio
Year ended December 2021
Wholesale	$130	$111,088	0.1%
Installment	68	3,497	1.9%
Credit cards	135	5,495	2.5%
Consumer	203	8,992	2.3%
Total	$333	$120,080	0.3%
Year ended December 2020
Wholesale	$615	$ 95,256	0.6%
Installment	220	4,419	5.0%
Credit cards	72	2,572	2.8%
Consumer	292	6,991	4.2%
Total	$907	$102,247	0.9%
In the table above, the net
charge-off
ratio is calculated by dividing the net charge-offs by average gross loans accounted for at amortized cost. Net charge-offs for wholesale loans were primarily related to corporate loans for both 2021 and 2020.

226	Goldman Sachs 2021 Form 10-K

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
under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this
Form 10-K.
Item 9B. Other Information
Not applicable.
Item 9C.  Disclosure  Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our executive officers is included on page 25 of this
Form 10-K.
Information about our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2021 (2022 Proxy Statement) and is incorporated in this
Form 10-K
by reference. Information about our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this
Form 10-K.
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2022 Proxy Statement and is incorporated in this
Form 10-K
by reference.

Goldman Sachs 2021 Form 10-K	227

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2022 Proxy Statement and is incorporated in this
Form 10-K
by reference.
The table below presents information as of December 31, 2021 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2021.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans:
Approved by security holders	20,288,851	N/A	69,806,823
Not approved by security holders	–	–	–
Total	20,288,851		69,806,823
In the table above:

•
Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 20,288,851 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2021, there were no outstanding options.

•	Shares underlying RSUs are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.

•
Securities Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under our current stock incentive plan (SIP), excluding shares reflected in column (a). If any shares of common stock underlying awards granted under our current SIP, our SIP adopted in 2018, our SIP adopted in 2015 or our SIP adopted in 2013 are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under our current SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under our current SIP.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2022 Proxy Statement and is incorporated in this
Form 10-K
by reference.
Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2022 Proxy Statement and is incorporated in this
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

3.1
Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of November 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2021).

3.2
Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of October 28, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.1	Description of The Goldman Sachs Group, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

228	Goldman Sachs 2021 Form 10-K

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

4.10
Fourth Supplemental Indenture, dated as of August 21, 2018, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).

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

4.13
Seventh Supplemental Indenture, dated as of July 1, 2020, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.69 to the Registrant’s Registration Statement on Form S-3 (No. 333-239610), filed on July 1, 2020).

4.14
Eighth Supplemental Indenture, dated as of October 14, 2020, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2020).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of
Regulation S-K.
The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Goldman Sachs 2021 Form 10-K	229

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (2021) (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 19, 2021). †

10.2	The Goldman Sachs Partner Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)). †

10.3
The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006). †

10.4	Form of Employment Agreement for Participating Managing Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)). †

10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)). †

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

10.12	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.13	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). †

10.14	Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.15
Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).

10.16
General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

10.17
Goldman Sachs & Co. LLC Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †

230	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.18
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

10.20	Description of PMD Retiree Medical Program. †

10.21
Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2008). †

10.22
General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed on March 19, 2009).

10.23	Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.24
Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

10.25
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

10.29
Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.30	Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †

10.31	Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.32
The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.33	Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.34	Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

Goldman Sachs 2021 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.35	Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

10.36
Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).

10.37	Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †

10.38
The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.39	Form of Non-Employee Director RSU Award Agreement. †

10.40	Form of One-Time/Year-End RSU Award Agreement. †

10.41	Form of Year-End RSU Award Agreement (not fully vested). †

10.42	Form of Year-End RSU Award Agreement (fully vested). †

10.43	Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †

10.44	Form of Year-End Short-Term RSU Award Agreement. †

10.45	Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †

10.46
Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †

10.47	Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.48	Form of Fixed Allowance RSU Award Agreement (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †

10.49	Form of Fixed Allowance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †

10.50	Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.51	Form of Performance-Based Restricted Stock Unit Award Agreement (fully vested). †

10.52	Form of Performance-Based Restricted Stock Unit Award Agreement (not fully vested). †

10.53	Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.54	Form of Signature Card for Equity Awards. †

10.55
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

232	Goldman Sachs 2021 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

10.57
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
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (iii) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2021 Form 10-K	233

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T HE G OLDMAN S ACHS G ROUP , I NC .

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
Date:		February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David Solomon
Name:		David Solomon
Capacity:		Director, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:		February 24, 2022

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Drew G. Faust
Name:		Drew G. Faust
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Kimberley D. Harris
Name:		Kimberley D. Harris
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Jessica R. Uhl
Name:		Jessica R. Uhl
Capacity:		Director
Date:		February 24, 2022

By:	/s/	David A. Viniar
Name:		David A. Viniar
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Mark O. Winkelman
Name:		Mark O. Winkelman
Capacity:		Director
Date:		February 24, 2022

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Capacity:		Chief Financial Officer (Principal Financial Officer)
Date:		February 24, 2022

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Capacity:		Chief Accounting Officer (Principal Accounting Officer)
Date:		February 24, 2022

234	Goldman Sachs 2021 Form 10-K